Form 10-K
period 2016-12-31
ASSURED GUARANTY LTD
filed 2017-02-24
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2016 was $3,310,230,030 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $25.37). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.
As of February 21, 2017, 125,017,614 Common Shares, par value $0.01 per share, were outstanding (including 58,858 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement relating to its 2016 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

Forward Looking Statements

This Form 10-K contains information that includes or is based upon forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements give the expectations or forecasts of future events of Assured Guaranty Ltd. (AGL) and its subsidiaries (collectively with AGL, Assured Guaranty or the Company). These statements can be identified by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

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

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in the world’s credit markets, segments thereof, interest rates or general economic conditions;

•	the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap form;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions;

•	the impact of changes in the world’s economy and credit and currency markets and in applicable laws or regulations relating to the decision of the United Kingdom to exit the European Union;

•	the possibility that acquisitions or alternative investments made by Assured Guaranty do not result in the benefits anticipated or subject Assured Guaranty to unanticipated consequences;

•
deterioration in the financial condition of Assured Guaranty’s reinsurers, the amount and timing of reinsurance recoverables actually received and the risk that reinsurers may dispute amounts owed to Assured Guaranty under its reinsurance agreements;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	loss of key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes;

•	other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (the SEC);

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
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

For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

Convention

Unless otherwise noted, ratings on Assured Guaranty's insured portfolio and on bonds or notes purchased pursuant to loss mitigation strategies or other risk management strategies (loss mitigation securities) are Assured Guaranty’s internal ratings. Internal credit ratings are expressed on a rating scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that Assured Guaranty's internal credit ratings focus on future performance, rather than lifetime performance.

In addition, unless otherwise noted, the Company excludes amounts from par and debt service outstanding as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio. The Company manages the loss mitigation securities as investments and not insurance exposure.

ASSURED GUARANTY LTD.
FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company incorporated in 2003 that provides, through its operating subsidiaries, credit protection products to the United States (U.S.) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (Debt Service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Australia and Western Europe. The Company also provides other forms of insurance that are in line with its risk profile and benefit from its underwriting experience.

The Company conducts its financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. (AGM), Municipal Assurance Corp. (MAC), Assured Guaranty Corp. (AGC), and Assured Guaranty (Europe) Ltd. (AGE). It also conducts business through Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. (AGRO), Bermuda-based reinsurers. The following is a description of AGL's principal operating subsidiaries:

•
Assured Guaranty Municipal Corp. AGM is located and domiciled in New York, was organized in 1984 and commenced operations in 1985. Since mid-2008, AGM has provided financial guaranty insurance only on debt obligations issued in the U.S. public finance and global infrastructure markets, including bonds issued by U.S. state or governmental authorities or notes issued to finance infrastructure projects. Previously, AGM also offered insurance and reinsurance in the global structured finance market, including asset-backed securities issued by special purpose entities. AGM formerly was named Financial Security Assurance Inc. Assured Guaranty acquired AGM, together with its holding company Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., AGMH) and the subsidiaries owned by that holding company, on July 1, 2009.

•
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

•
Assured Guaranty Corp. AGC is located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in 1988. It provides insurance and reinsurance on debt obligations in the global structured finance market and also offers guarantees on obligations in the U.S. public finance and international infrastructure markets.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc. (together with its subsidiaries, CIFGH) (the CIFG Acquisition). AGC merged CIFG Assurance North America, Inc. (CIFGNA), a financial guaranty insurer subsidiary of CIFGH, with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016.

On April 1, 2015 (Radian Acquisition Date), AGC completed the acquisition of all of the issued and outstanding capital stock of financial guaranty insurer Radian Asset Assurance Inc. (Radian Asset) (Radian Asset Acquisition). Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The Radian Asset Acquisition added $13.6 billion to the Company's net par outstanding on April 1, 2015.

On January 10, 2017, AGC completed its acquisition of MBIA UK Insurance Limited (MBIA UK) (MBIA UK Acquisition), the European operating subsidiary of MBIA Insurance Corporation (MBIA). As of December 31, 2016, MBIA UK had an insured portfolio of approximately $12 billion of net par. MBIA UK has changed its name to Assured Guaranty (London) Ltd. (AGLN). Assured Guaranty currently maintains AGLN as a stand-alone entity. Assured Guaranty is actively working to combine AGLN with its other affiliated European insurance companies. Any such combination will be subject to regulatory and court approvals; as a result, Assured Guaranty cannot predict when, or if, such a combination will be completed.

•
Assured Guaranty (Europe) Ltd. AGE is a U.K. incorporated company licensed as a U.K. insurance company and authorized to operate in various countries throughout the European Economic Area (EEA). It was organized in 1990 and issued its first financial guarantee in 1994. AGE offers financial guarantees in both the international public finance and structured finance markets and is the primary entity from which the Company writes business in the EEA. As discussed further under "Business" below, AGE has agreed with its regulator that new business it writes would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE must obtain the approval of the Prudential Regulation Authority (PRA) before it can guarantee any new structured finance transaction.

•
Assured Guaranty Re Ltd. and Assured Guaranty Re Overseas Ltd. AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re owns, indirectly, AGRO, which is a Bermuda Class 3A and Class C insurer. AG Re and AGRO underwrite financial guaranty reinsurance, and AGRO also underwrites other reinsurance that is in line with the Company's risk profile and benefits from its underwriting experience. AG Re and AGRO write business as reinsurers of third-party primary insurers and of certain affiliated companies.

Assured Guaranty is the market leader in the financial guaranty industry. The Company's position in the market has benefited from its acquisition of AGMH in 2009 as well as subsequent acquisitions of financial guarantors, its ability to maintain strong financial strength ratings, its strong claims-paying resources, its proven willingness to make claim payments to policyholders after obligors have defaulted, and its ability to achieve recoveries in respect of the claims that it has paid on insured residential mortgage-backed and other securities and to resolve troubled municipal credits to which it had exposure.

The Company faces competition in the U.S. public finance financial guaranty market. The Company estimates, based on third party industry compilations, that of the insured U.S. public finance bonds issued in the primary market in 2016, the Company insured approximately 56% of the par, while Build America Mutual Assurance Company (BAM), insured 40% of the par. National Public Finance Guarantee Corporation (National), an affiliate of MBIA, insured the remaining 4% of the balance. The continued presence in the market of BAM affects the Company's insured volume as well as the amount of premium the Company is able to charge.

The sustained low interest rate environment in the U.S. also presents the Company with challenges. Over the last several years, interest rates generally have been lower than historical norms. Average municipal interest rates were extremely low during 2016, with the benchmark AAA 30-year Municipal Market Data index published by Thomson Reuters (MMD Index), at times below 2%, a threshold not previously crossed in the modern era.  As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium, and Assured Guaranty has seen a lower demand for its financial guaranty insurance from issuers over the past several years than it saw historically.

In addition, the Company's business continues to be affected by negative perceptions of the value of the financial guaranty insurance sold by other companies that had been active in the industry. The losses suffered by such other insurers resulted in those companies being downgraded to below-investment-grade (BIG) levels by the rating agencies and/or subject to intervention by their state insurance regulators. In a number of cases, the state insurance regulators prevented the distressed financial guaranty insurers from paying claims or paying such claims in full; also, such financial guaranty insurers were perceived by market participants not to be actively conducting surveillance on transactions or fully exercising rights and remedies to mitigate losses.

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

During 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities, including, among others, both controlling and non-controlling investments in investment managers. In February 2017, the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. The Company also considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, or by commuting business that it had previously ceded. The Company continues to investigate additional opportunities.

Financial Guaranty Portfolio

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

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer's interest cost over the life of the debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty provides certainty that scheduled payments will be received when due. The guaranty may also improve the marketability of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. This benefit to market liquidity, which we call a liquidity benefit, results from the increase in secondary market trading values for Assured Guaranty-insured obligations as compared with uninsured obligations by the same issuer. In general, the liquidity benefit of financial guaranties is that investors are able to sell insured bonds more quickly and, depending on the financial strength rating of the insurer, at a higher secondary market price than for uninsured debt obligations.

As an alternative to traditional financial guaranty insurance, in the past the Company also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap (CDS). Under the terms of a CDS, the seller of credit protection agreed to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's CDS are for interest and principal defaults on the reference obligation. One difference between CDS and traditional primary financial guaranty insurance is that credit default protection was typically provided to a particular buyer of credit protection, who is not always required to own the reference obligation, rather than to all investors in the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives were preferred by some investors, however, because they generally offered the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. Due to changes in the regulatory environment, the Company has not provided credit protection in the U.S. through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business. See the Risk Factor captioned "Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business" under Risks Related to GAAP and Applicable Law in "Item 1A. Risk Factors" for additional detail about the regulatory environment.

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

The Company's financial guaranty direct and assumed businesses provide credit protection on public finance, infrastructure and structured finance obligations. For information on the geographic breakdown of the Company's financial guaranty portfolio and on its income and revenue by jurisdiction, see Part II, Item 8, Financial Statements and Supplementary

Data, Note 4, Outstanding Exposure, Geographic Distribution of Net Par Outstanding and Note 12, Income Taxes, Provision for Income Taxes.

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

Pooled Corporate Obligations are securities primarily backed by various types of corporate debt obligations, such as secured or unsecured bonds, bank loans or loan participations and trust preferred securities (TruPS). These securities are often issued in "tranches," with subordinated tranches providing credit support to the more senior tranches. The Company's financial guaranty exposures generally are to the more senior tranches of these issues.

Residential Mortgage-Backed Securities (RMBS) are obligations backed by closed-end and open-end first and second lien mortgage loans on one-to-four family residential properties, including condominiums and cooperative apartments. First lien mortgage loan products in these transactions include fixed rate, adjustable rate and option adjustable-rate mortgages. The credit quality of borrowers covers a broad range, including "prime", "subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income. The Company has not insured a RMBS transaction since January 2008.

Insurance Securitization Obligations are obligations secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

Consumer Receivables Securities are obligations backed by non-mortgage consumer receivables, such as student loans, automobile loans and leases, manufactured home loans and other consumer receivables.

"Financial Products Business" is how the Company refers to the guaranteed investment contracts (GICs) portion of a line of business previously conducted by AGMH that the Company did not acquire when it purchased AGMH in 2009 from Dexia SA and that is being run off. That line of business was comprised of AGMH's guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business. Assured Guaranty is indemnified by Dexia SA and certain of its affiliates (Dexia) against loss from the former Financial Products Business.

Commercial Receivables Securities are obligations backed by equipment loans or leases, aircraft and aircraft engine financings, business loans and trade receivables. Credit support is derived from the cash flows generated by the underlying obligations, as well as property or equipment values as applicable.

Commercial Mortgage-Backed Securities (CMBS) are obligations backed by pools of commercial mortgages on office, multi-family, retail, hotel, industrial and other specialized or mixed-use properties.

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

The Company conducts extensive due diligence on the collateral that supports its insured transactions. The principal focus of the due diligence is to confirm the underlying collateral was originated in accordance with the stated underwriting criteria of the asset originator. To this end, such collateral is reviewed, either internally by the Company or by outside consultants that the Company engages. The Company also conducts audits of servicing or other management procedures, reviewing critical aspects of these procedures such as cash management and collections. The Company may, for certain transactions, obtain background checks on key managers of the originator, servicer or manager of the obligations underlying that transaction.

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

Risk Management Procedures

Organizational Structure

The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors (the Board). The Board takes an enterprise-wide approach to risk management that is designed to support the Company's business plans at a reasonable level of risk. A fundamental part of risk assessment and risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board annually approves the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statement, which articulates the Company's tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid. The involvement of the Board in setting the Company's business strategy is a key part of its assessment of management's risk tolerance and also a determination of what constitutes an appropriate level of risk for the Company.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, financial, legal and operational risks, and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board is responsible for, among other matters, reviewing policies and processes related to the evaluation of risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements. The Compensation Committee of the Board reviews compensation-related risks to the Company. The Finance Committee of the Board oversees the investment of the Company's investment portfolio and the Company's capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company's financial plan. The Nominating and Governance Committee of the Board oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members.

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

The Company's workout personnel are responsible for managing workout, loss mitigation and risk reduction situations. They work together with the Company's surveillance personnel to develop and implement strategies on transactions that are experiencing loss or could possibly experience loss. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and mitigate potential losses. The Company's workout personnel also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings. They may also make open market or negotiated purchases of securities that the Company has insured, or negotiate or otherwise implement consensual terminations of insurance coverage prior to contractual maturity. The Company's workout personnel work with servicers of RMBS transactions to enhance their performance.

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

Ceded Business

As part of its risk management strategy prior to the financial crisis, the Company obtained third party reinsurance or retrocessions to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors, to increase its underwriting capacity, both on an aggregate-risk and a single-risk basis, to meet internal, rating agency and regulatory risk limits, diversify risks, reduce the need for additional capital, and strengthen financial ratios. The Company receives capital credit for ceded reinsurance in the capital models used by the rating agencies to evaluate the Company's capital position for its financial strength ratings and in its own internal capital models. The amount of the credit depends on the reinsurer's rating and any collateral it may post. During and after the financial crisis, most of the Company's reinsurers were downgraded by one or more rating agencies, and the effect of such downgrades, in general, was to decrease the financial benefits of using reinsurance. Over the past several years the Company has entered into commutation agreements reassuming portions of the previously ceded business from certain reinsurers; as of December 31, 2016, approximately 4%, or $11.2 billion, of its principal amount outstanding was still ceded to third party reinsurers, down from 12%, or $86.5 billion, as of December 31, 2009.

More recently the Company has obtained excess-of-loss reinsurance in part to augment its capital in the capital model used by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) to evaluate its financial strength ratings. Specifically, AGC, AGM and MAC entered into a $360 million aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2016. At its inception effective as of January 1, 2016, the facility covered losses occurring from January 1, 2016 through December 31, 2022, or from January 1, 2017 through December 31, 2023, at the option of AGC, AGM and MAC. AGC, AGM and MAC did not elect coverage under the new facility for the seven year period commencing January 1, 2016, but they retain an option, which must be exercised prior to January 1, 2018, and which requires the payment of additional premium, to elect coverage for the seven year period commencing January 1, 2017. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance and Other Monoline Exposures, for more information.

The Company may in the future enter into new third party reinsurance or retrocessions or other arrangements to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors, to increase its underwriting capacity, both on an aggregate-risk and a single-risk basis, to meet internal, rating agency and regulatory risk limits, diversify risks, reduce the need for additional capital, or strengthen financial ratios. The Company may also in the future enter into new commutation agreements reassuming portions of its remaining previously ceded business.

Importance of Financial Strength Ratings

Low financial strength ratings or uncertainty over the Company's ability to maintain its financial strength ratings would have a negative impact on issuers' and investors' perceptions of the value of the Company's insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign to a financial guarantor. However, the models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. In addition, the models are not fully transparent, contain subjective factors and may change.

Historically, insurance financial strength ratings reflect an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. It does not refer to an insurer's ability to meet non-insurance obligations and is not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The insurance financial strength ratings assigned by the rating agencies are based upon factors that the rating agencies believe are relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. Ratings reflect only the views of the respective rating agencies assigning them and are subject to continuous review and revision or withdrawal at any time.

Following the financial crisis, the rating process has been challenging for the Company due to a number of factors, including:

•
Instability of Rating Criteria and Methodologies. Rating agencies purport to issue ratings pursuant to published rating criteria and methodologies. In recent years, the rating agencies have made material changes to their rating criteria and methodologies applicable to financial guaranty insurers, sometimes through formal changes and other times through ad hoc adjustments to the conclusions reached by existing criteria. Furthermore, these criteria and methodology changes were typically implemented without any transition period, making it difficult for an insurer to comply quickly with new standards.

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

Despite the difficult rating agency process following the financial crisis, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company's insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of AGM, AGC and/or MAC were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. Currently, AGM, AGC and MAC all have AA (Stable Outlook) financial strength ratings from S&P. Each of AGM and MAC also has a AA+ (Stable Outlook) financial strength rating from Kroll Bond Rating Agency (KBRA), while AGC has a AA (Stable Outlook) financial strength rating from KBRA. AGM and AGC have financial strength ratings in the single-A category from Moody's (A2 (Stable Outlook) and A3 (Stable Outlook), respectively), although AGC announced on January 13, 2017 that it had requested that Moody's withdraw its financial strength rating of AGC. In addition, AGRO has been assigned a rating of A+ (Stable) from A.M. Best Company, Inc. (Best), which is Best's second highest rating. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, the KBRA ratings were first assigned to MAC in 2013 and to AGM in 2014 and the Best rating was first assigned to AGRO in 2015, while a Moody's rating was never requested for MAC, was dropped from AG Re and AGRO in 2015, and, as noted above, is the subject of a rating withdrawal request in the case of AGC.

The Company believes that so long as AGM, AGC and/or MAC continue to have financial strength ratings in the double-A category from at least one of the legacy rating agencies (S&P or Moody’s), they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if neither legacy rating agency maintained financial strength ratings of AGM, AGC and/or MAC in the double-A category, or if either legacy rating agency were to downgrade AGM, AGC and/or MAC below the single-A level, it could be difficult for the Company to originate the current volume of new business with comparable credit characteristics. See "Item 1A. Risk Factors", Risk Factor captioned "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" and Part II, Item 7, Management's Discussion and Analysis of Financial Condition, Results of Operations, for more information about the Company's ratings.

Investments

Investment income from the Company's investment portfolio is one of the primary sources of cash flow supporting its operations and claim payments. The Company's total investment portfolio was $11.0 billion and $11.2 billion as of December 31, 2016 and 2015, respectively, and generated net investment income of $408 million, $423 million and $403 million in 2016, 2015 and 2014, respectively.

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

Approximately 83% of the Company's investment portfolio is externally managed by its investment managers: BlackRock Financial Management, Inc., Goldman Sachs Asset Management, L.P., General Re-New England Asset Management, Inc. and Wellington Management Company, LLP. The performance of the Company's invested assets is subject to the ability of the investment managers to select and manage appropriate investments. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board. The Company's portfolio is allocated approximately equally among the four investment managers and each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. During the years ended December 31, 2016, 2015 and 2014, the Company recorded investment management fee expenses of $9 million, $10 million, and $9 million, respectively.

As of December 31, 2016, the Company internally managed 17% of the investment portfolio, either in connection with its loss mitigation or risk management strategy, or because the Company believes a particular security or asset presents an attractive investment opportunity. During 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities, including both controlling and non-controlling investments in investment managers.

The largest component of the Company’s internally managed portfolio consists of obligations that the Company purchases in connection with its loss mitigation or risk management strategy for its insured exposure. Purchasing such obligations enables the Company to exercise rights available to holders of the obligations. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of its financial guaranties. The Company held approximately $1,600 million and $1,440 million of securities based on their fair value, after elimination of the benefit of any insurance provided by the Company, that were obtained for loss mitigation or risk management purposes in its internally managed investment accounts as of December 31, 2016 and December 31, 2015, respectively.

Competition

Assured Guaranty is the market leader in the financial guaranty industry. Assured Guaranty believes its financial strength, protection against defaults, credit selection policies, underwriting standards, history of making claim payments and surveillance procedures make it an attractive provider of financial guaranties.

Assured Guaranty's principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. Over the last several years, interest rates generally have been lower than historical norms. Average municipal interest rates were extremely low during 2016, with the benchmark AAA 30-year Municipal Market Data index published by Thomson Reuters (MMD Index), at times below 2%, a threshold not previously crossed in the modern era. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium. In the U.S. public finance market in 2016, market penetration of municipal bond insurance decreased to approximately 6.0% of the par amount of new issues sold, compared with approximately 6.7% in 2015. The Company believes this decrease was due in large part to the extremely low interest rates prevailing during most of 2016.

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

Assured Guaranty is the only financial guaranty company active before the global financial crisis of 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. As a result of rating agency downgrades of the financial strength ratings of financial guaranty competitors active before the crisis, Assured Guaranty has only two direct competitors for financial guaranty, the most significant of which was BAM, a mutual insurance company that commenced business in 2012.

Based on industry statistics, the Company estimates that, of the new U.S. public finance bonds sold with insurance in 2016, the Company insured approximately 56% of the par, while BAM insured approximately 40%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors. BAM sometimes prices its guarantees for such transactions at levels the Company does not believe produces an adequate rate of return and so does not match, but BAM's pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM's and MAC's larger capital base; AGM's ability to insure larger transactions and issuances in more diverse U.S. bond sectors; BAM's inability to date to generate profits and to increase its statutory capital meaningfully, its higher leverage ratios than those of AGM and MAC, and its increasing unpaid debt obligations; and AGM's and MAC's strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from KBRA, AA from S&P and A2 from Moody's, and in the case of MAC, AA+ from KBRA and AA from S&P, compared with BAM's AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

Another competitor to the Company on U.S. public finance transactions is National, which the Company estimates insured approximately 4% of the par of public finance bonds sold with insurance in 2016. In 2009, MBIA, one of the legacy insurers that is not writing new business, transferred its U.S. public finance exposures to its affiliate National. The transfer was challenged in litigation that was not settled until May 2013. Subsequently, S&P has raised National’s financial strength rating from BBB to AA-, noting that S&P no longer viewed MBIA’s rating as a limitation on National’s rating, and Moody’s has upgraded National's financial strength rating from Baa2 to A3.

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

United States

AGL has three operating insurance subsidiaries domiciled in the U.S., which the Company refers to collectively as the Assured Guaranty U.S. Subsidiaries.

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

The New York State Department of Financial Services (the NYDFS), the regulatory authority of the domiciliary jurisdiction of AGM and MAC, conducts a periodic examination of insurance companies domiciled in New York, usually at five-year intervals. In 2012, the NYDFS commenced examinations of AGM and MAC in order for its examinations of these companies to coincide with the Maryland Insurance Administration (the MIA's) examination of AGC. In 2013, the NYDFS completed its examinations and issued Reports on Examination of AGM for the four-year period ending December 31, 2011 and MAC for the period September 26, 2008 through June 30, 2012. The reports did not note any significant regulatory issues concerning those companies.

The MIA, the regulatory authority of the domiciliary jurisdiction of AGC, conducts a periodic examination of insurance companies domiciled in Maryland every five years. In 2013, the MIA issued an Examination Report with respect to AGC for the five year period ending December 31, 2011; no significant regulatory issues were noted in such report.

Assured Guaranty has been notified that the NYDFS and MIA will formally commence an examination, respectively, of AGM and MAC, and AGC, in 2017 for the period covering the end of the last applicable examination period for each company through December 31, 2016.

State Dividend Limitations

New York.    One of the primary sources of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM and MAC may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM and MAC may each pay dividends without the prior approval of the New York Superintendent of Financial Services (New York Superintendent) that, together with all dividends declared or distributed by it during the preceding 12 months, do not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2017 for AGM to pay dividends to its parent AGMH without regulatory approval is estimated to be approximately $232 million, of which approximately $81 million is available for distribution in the first quarter of 2017. AGM paid dividends of $247 million, $215 million and $160 million during 2016, 2015 and 2014, respectively, to AGMH. The maximum amount available during 2017 for MAC to distribute as dividends to its shareholders (AGM and AGC) without regulatory approval is estimated to be approximately $49 million; MAC currently intends to allocate the distribution of such amount quarterly in 2017.

Maryland.    Another primary source of cash for the repurchases of shares and payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland's insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2017 for AGC to pay ordinary dividends to its parent Assured Guaranty U.S. Holdings Inc. (AGUS) will be approximately $107 million, of which approximately $29 million is available for distribution in the first quarter of 2017. A dividend or distribution to a stockholder in excess of this limitation would constitute an "extraordinary dividend," which must be paid out of "earned surplus" and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the MIA of the proposed payment within five business days following declaration and at least ten days before payment. The MIA may declare that such dividend not be paid if it finds that AGC's policyholders' surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. AGC paid dividends of $79 million, $90 million and $69 million during 2016, 2015 and 2014, respectively, to AGUS.

Contingency Reserves

Under the New York Insurance Law, each of AGM and MAC must establish a contingency reserve to protect policyholders. New York Insurance Law determines the calculation of the contingency reserve and the period of time over which it must be established and, subsequently, can be taken down.

Likewise, in accordance with Maryland insurance law and regulations, AGC also maintains a statutory contingency reserve for the protection of policyholders. Maryland insurance law determines the calculation of the contingency reserve and the period of time over which it must be established, and subsequently, can be taken down.

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

From time to time, AGM and AGC have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations. In 2016, on the latter basis, AGM obtained the NYDFS's approval for a contingency reserve release of approximately $175 million and AGC obtained the MIA's approval for a contingency reserve release of approximately $152 million. In addition, MAC also released approximately $53 million of contingency reserves, which consisted of the assumed contingency reserves maintained by MAC, as reinsurer of AGM, in respect of the same obligations that were the subject of AGM's $175 million release.

Applicable Maryland and New York laws and regulations require regular, quarterly contributions to contingency reserves while they are being established, but such laws and regulations permit the discontinuation of such quarterly contributions to an insurer's contingency reserves when such insurer's aggregate contingency reserves for a particular line of business (i.e., municipal or non-municipal) exceed the sum of the insurer's outstanding principal for each specified category of obligations within the particular line of business multiplied by the specified contingency reserve factor for each such category.  In accordance with such laws and regulations, and with the approval of the MIA and the NYDFS, respectively, AGC ceased making quarterly contributions to its contingency reserves for both municipal and non-municipal business and AGM ceased making quarterly contributions to its contingency reserves for non-municipal business, in each case beginning in the fourth quarter of 2014. Such cessations are expected to continue for as long as AGC and AGM satisfy the foregoing condition for their applicable line(s) of business.

In July 2013, AGM and AGC were notified that the NYDFS and MIA did not object to AGM, AGE and AGC reassuming all of the outstanding contingency reserves that they had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re. The insurance regulators permitted AGM, AGE and AGC to reassume the contingency reserves in increments over three years. As of December 31, 2015, AGM, AGE and AGC had collectively reassumed an aggregate of approximately $522 million.

Financial guaranty insurers are also required to maintain a loss and loss adjustment expense (LAE) reserve (on a case-by-case basis) and unearned premium reserve.

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

The New York Insurance Law and the Code of Maryland Regulations also establish aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2016, the aggregate net liability of each of AGM, MAC and AGC utilized approximately 23.7%, 27.6% and 10.7% of their respective policyholders' surplus and contingency reserves.

The New York Superintendent has broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In practice, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

Group Regulation

In connection with AGL’s establishment of tax residence in the U.K., as discussed in greater detail under "Tax Matters" below, the NYDFS has assumed responsibility for regulation of the Assured Guaranty group. Group supervision by the NYDFS results in additional regulatory oversight over Assured Guaranty, and may subject Assured Guaranty to new regulatory requirements and constraints.

Investments

The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2016. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

Operations of the Company's Non-U.S. Insurance Subsidiaries

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, the business operations of the Company's reinsurance subsidiaries are affected by regulatory requirements in various states of the United States governing "credit for reinsurance", which are imposed on the ceding companies of the reinsurers. The Nonadmitted and Reinsurance Reform Act (NRRA) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) streamlined the regulation of reinsurance by applying single state regulation for credit for reinsurance. Under the NRRA, credit for reinsurance determinations are controlled by the ceding company’s state of domicile and non-domiciliary states are prohibited from applying their reinsurance laws extraterritorially. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company's state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss and loss expense reserves ceded to the reinsurer. The great majority of states, however, permit a credit on the statutory financial statements of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing a letter of credit, trust fund or other acceptable security arrangement. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The Company's reinsurance subsidiaries AG Re and AGRO are not licensed, accredited or approved in any state and have established trusts to secure their reinsurance obligations.

U.S. Federal Regulation

The Company’s businesses are subject to direct and indirect regulation under U.S. federal law. In particular, the Company’s derivatives activities are directly and indirectly subject to a variety of regulatory requirements under the Dodd-Frank Act. Based on the size of its subsidiaries' remaining legacy derivatives portfolios, AGL does not believe any of its subsidiaries is required to register with the Commodity Futures Trading Commission (CFTC) as a “major swap participant” or with the SEC as a "major securities-based swap participant". Certain of the Company's subsidiaries may be subject to Dodd-Frank Act requirements to post margin or to clear on a regulated execution facility future swap transactions or with respect to certain amendments to legacy swap transactions, if they enter into such transactions.

Bermuda

AG Re and AGRO are each an insurance company currently registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the Insurance Act). AG Re is registered and licensed as a Class 3B insurer and AGRO is registered and licensed as a Class 3A insurer and a Class C long-term insurer.

Bermuda Insurance Regulation

The Insurance Act imposes on insurance companies solvency and liquidity standards; restrictions on the declaration and payment of dividends and distributions; restrictions on the reduction of statutory capital; restrictions on the winding up of long-term insurers; and auditing and reporting requirements; and the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Bermuda Monetary Authority (the Authority) the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance companies and in certain circumstances share information with foreign regulators. Class 3A and Class 3B insurers are authorized to carry on general insurance business (as understood under the Insurance Act), subject to conditions attached to the license and to compliance with minimum capital and surplus requirements, solvency margin, liquidity ratio and other requirements imposed by the Insurance Act. Class C long-term insurers are permitted to carry on long-term business (as understood under the

Insurance Act) subject to conditions attached to the license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund).

Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the loss reserve specialist, who is approved by the Authority, and in respect of AGRO, the required actuary's certificate with respect to the long-term business. When each of AG Re and AGRO files its statutory financial statements, it is also required to deliver to the Authority a declaration of compliance, declaring whether or not the insurer has, with respect to the preceding financial year complied with all requirements of the minimum criteria applicable to it; complied with the minimum margin of solvency as at its financial year end; complied with the applicable enhanced capital requirements as at its financial year end; complied with the minimum liquidity ratio for general business as at its financial year end; and complied with applicable conditions, directions and restrictions imposed on, or approvals granted to the insurer. AG Re and AGRO are also required to file annual financial statements prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which must be available to the public.

In addition, AG Re and AGRO are required to file a capital and solvency return that includes its Bermuda Solvency Capital Requirement (BSCR) model (or an approved internal capital model in lieu thereof), a schedule of fixed income investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of geographic diversification of net premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self-assessment (CISSA), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves, a schedule of eligible capital, a statutory economic balance sheet, the loss reserve specialist's opinion, a schedule of regulated non-insurance financial operating entities and a schedule of solvency. AGRO’s capital and solvency return must also include, among other details, a schedule of long-term premiums written by line of business, a schedule of long-term business data, a schedule of long-term variable annuity guarantees data and reconciliation, a schedule of long-term variable annuity guarantees - internal capital model and the approved actuary’s opinion.

Each of AG Re and AGRO are also required to prepare and file with the Authority, and publish on its website, a financial condition report. The Authority has discretion to approve modifications and exemptions to the public disclosure rules, on application by the insurer if, among other things, the Authority is satisfied that the disclosure of certain information will result in a competitive disadvantage or compromise confidentiality obligations of the insurer.

Finally, AG Re is required to file with the Authority, on a quarterly basis, financial returns consisting of (i) quarterly unaudited financial statements for each financial quarter (which must minimally include a balance sheet and income statement and must also be recent and not reflect a financial position that exceeds two months), and (ii) a list and details of material intra‑group transactions and risk concentrations that have materialized since the most recent quarterly or annual financial returns, which would also include, among other things, details surrounding all intra group reinsurance and retrocession arrangements and other intra group risk transfer insurance business arrangements that have materialized since the most recent quarterly or annual financial returns and (iii) details of the ten largest exposures to unaffiliated counterparties and any other counterparty exposures exceeding 10% of the insurer’s statutory capital and surplus.

Shareholder Controllers

Pursuant to provisions in the Insurance Act, any person who becomes a holder of 10% or more, 20% or more, 33% or more or 50% or more of the Company's common shares must notify the Authority in writing within 45 days of becoming such a holder. The Authority has the power to object to such a person if it appears to the Authority that the person is not fit and proper to be such a holder. In such a case, the Authority may require the holder to reduce their shareholding in the Company and may direct, among other things, that the voting rights attached to their common shares are not exercisable. A person that does not comply with such a notice or direction from the Authority will be guilty of an offense.

Notification of Material Changes

All registered insurers are required to give notice to the Authority of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling within, or any transaction relating to a scheme of arrangement under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the Companies Act), (ii) the

amalgamation or merger with or acquisition of another firm, (iii)  engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services or products to non-affiliated persons, (v) outsourcing all or substantially all of the functions of actuarial, risk management, compliance and internal audit functions, (vi) outsourcing all or a material part of an insurer's underwriting activity, (vii) transferring other than by way of reinsurance all or substantially all of a line of business (viii) expanding into a material new line of business, (ix) the sale of an insurer, and (x) outsourcing an officer role (in this context meaning a chief executive or senior executive performing the roles of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters).

Registered insurers are not permitted to take any steps to give effect to a material change listed above unless it has first served notice on the Authority that it intends to effect such material change and, before the end of 30 days, either the Authority has notified such company in writing that it has no objection to such change or that period has lapsed without the Authority having issued a notice of objection. A person who fails to give the required notice or who effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection is guilty of an offence.

Minimum Solvency Margin and Enhanced Capital Requirements

Under the Insurance Act, AG Re and AGRO must each ensure that the value of its general business statutory assets exceeds the amount of its general business statutory liabilities by an amount greater than the prescribed minimum solvency margin and each company's applicable enhanced capital requirement.

The minimum solvency margin for Class 3A and Class 3B insurers is the greater of (i) $1 million, or (ii) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, or (iii) 15% of net discounted aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of that insurer's applicable enhanced capital requirement reported at the end of its relevant year.

In addition, as a Class C long-term insurer, AGRO is required, with respect to its long-term business, to maintain a minimum solvency margin equal to the greater of (i) $500,000, (ii) 1.5% of its assets or (iii) 25% its enhanced captial requirement reported at the end of the relevant year. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account. AGRO is also required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund.

Each of AG Re and AGRO is required to maintain available statutory capital and surplus at a level equal to or in excess of its applicable enhanced capital requirement, which is established by reference to either its BSCR model or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the insurer's business. The BSCR formula establishes capital requirements for ten categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the Authority has also established a target capital level (TCL) for each insurer subject to an enhanced capital requirement equal to 120% of its enhanced capital requirement. While such an insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the Authority and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

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

(a)
any such distribution that would reduce AG Re's or AGRO's total statutory capital by 15% or more of their respective total statutory capital as set out in their previous year's financial statements requires the prior approval of the Authority. Any application for such approval must include an affidavit stating that the company will continue to meet the required margins and such other information as the Authority may require; and

(b)
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

(c)
each of AG Re and AGRO is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least seven days before payments of such dividends) with the Authority an affidavit signed by at least two directors (one of whom must be a Bermuda resident director if any of the insurer's directors are resident in Bermuda) and the principal representative stating that it will continue to meet its solvency margin and minimum liquidity ratio. Where such an affidavit is filed, it shall be available for public inspection at the offices of the Authority; and

(d)
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

The Companies Act also limits the declaration and payment of dividends and other distributions by Bermuda companies such as AGL and its Bermuda subsidiaries (including AG Re and AGRO). Such companies may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than its liabilities. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares.

Based on the limitations above, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $314 million. Such dividend capacity may be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2016, AG Re had unencumbered assets of approximately $596 million. AG Re declared and paid dividends of $100 million, $150 million and $82 million during 2016, 2015 and 2014, respectively, to AGL. The Company does not expect AGRO to declare or pay any dividends or other distributions at this time.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding reinsurers and any other assets which the Authority on application in any particular case made to it with reasons, accepts in that case. There are certain categories of assets which, unless specifically permitted by the Authority, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.

The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit, corporate guarantees and other instruments.

Insurance Code of Conduct

Each of AG Re and AGRO is subject to the Insurance Code of Conduct, which establishes duties, standards, procedures and sound business principles which must be complied with to ensure sound corporate governance, risk management and internal controls are implemented by all insurers registered under the Insurance Act. The Authority will assess an insurer's compliance with the Code of Conduct in a proportionate manner relative to the nature, scale and complexity of its business. Failure to comply with the requirements under the Insurance Code of Conduct will be a factor taken into account by the Authority in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Insurance Code of Conduct could result in the Authority exercising its powers of intervention and investigation and will be a factor in calculating the operational risk charge applicable in accordance with the insurer's BSCR model or approved internal model.

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

Under Bermuda law, "exempted" companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an "exempted" company, AGL (as well as each of AG Re and AGRO) may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance (the Minister), participate in certain business and other transactions, including: (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Minister, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure a principal amount in excess of $50,000 unless the Minister consents to a higher amount, and (3) the carrying on of business of any kind or type for which it is not duly licensed in Bermuda, except in certain limited circumstances, such as doing business with another exempted undertaking in furtherance of AGL's business carried on outside Bermuda.

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

United Kingdom

This section concerns AGE and its affiliates Assured Guaranty (U.K.) Ltd. (AGUK), Assured Guaranty (London) Ltd. (AGLN) and Assured Guaranty Finance Overseas Ltd (AGFOL), each of which is regulated in the U.K., as well as Assured Guaranty Credit Protection Ltd. (AGCPL), which is an authorized representative of AGE. AGE, AGUK and AGLN are regulated by the PRA as insurers. AGUK has been placed into runoff. AGLN (formerly MBIA UK Insurance Limited and renamed on January 13, 2017) was acquired as an authorized insurer in run-off by AGC on January 10, 2017. The Company is actively working to combine AGE, AGUK, AGLN and its affiliate CIFG Europe S.A. (CIFGE). Any such combination will be subject to regulatory and court approvals. As a result, the Company cannot predict when, or if, such combination will be completed.

General

Each of AGE, AGUK, AGLN and AGFOL are subject to the U.K.'s Financial Services and Markets Act 2000 (FSMA), which covers financial services relating to deposits, insurance, investments and certain other financial products.
Under FSMA, effecting or carrying out contracts of insurance by way of business in the U.K. each constitutes a “regulated activity” requiring authorization by the appropriate regulator. An authorized insurance company must have permission for each class of insurance business it intends to write.
Insurance companies in the U.K. are authorized and regulated by the PRA and the Financial Conduct Authority (FCA). The PRA and the FCA were established on April 1, 2013 and are the main regulatory authorities responsible for financial regulation in the U.K. These two regulatory bodies cover the following areas:

•	the PRA, a part of the Bank of England, is responsible for prudential regulation of key systemically important firms (which includes insurance companies, among others), and

•	the FCA is responsible for the conduct of business regulation of all firms and the regulation of market conduct and the prudential regulation of all non-PRA firms.
While the two regulators coordinate and cooperate in some areas, they have separate and independent mandates and separate rule-making and enforcement powers. AGE, AGUK and AGLN are regulated by both the PRA and the FCA. AGFOL is regulated by the FCA.
The PRA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, the review of accountants' reports and insurers' annual reports and disclosures, visits to insurance companies and regular formal interviews. The PRA takes a risk-based approach to the supervision of insurance companies.
The primary source of rules relating to the prudential supervision of AGE, AGUK and AGLN is the Solvency II Directive (Directive 2009/138/EC) as amended by the Omnibus II Directive (Directive 2014/51/EU) (together, Solvency II), which came into force and effect on January 1, 2016. The PRA remains the prudential regulator for U.K. insurers such as AGE, AGUK and AGLN under Solvency II. Solvency II provides rules on capital adequacy, governance and risk management and regulatory reporting and public disclosure. It is intended to align capital requirements with the risk profile of each EEA insurance company and to ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. Each of AGE, AGUK and AGLN has calculated its minimum required capital according to the Solvency II criteria and is in compliance.

The PRA applies threshold conditions, which insurers must meet, and against which the PRA assesses them on a continuous basis. At a high level, these conditions are that:

•	an insurer's head office, and in particular its mind and management, must be in the U.K. if it is incorporated in the U.K.;

•	an insurer's business must be conducted in a prudent manner — in particular, the insurer must maintain appropriate financial and non-financial resources;

•	the insurer must be fit and proper, and be appropriately staffed; and

•	the insurer and its group must be capable of being effectively supervised.
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
AGFOL’s Markets in Financial Instruments Directive (MiFID) activities are limited to receiving and transmitting orders and giving investment advice and it cannot hold client money. Accordingly, although it is subject to MiFID, AGFOL is exempt from the Capital Requirements Directive and Capital Requirements Regulations (CRD III and CRD IV), which are the EU regulations on capital for certain MiFID firms. AGFOL has therefore calculated its minimum required capital according to the FCA’s rules for non-CRD firms, and is in compliance.
The regulatory regime in the U.K. must be consistent with relevant European Union (EU) legislation, which is either directly applicable in, or must be implemented into national law by, all EU member states. The key EU legislation that is relevant to AGE, AGUK and AGLN is Solvency II, which provides the framework for a new solvency and supervisory regime for insurers in the EEA. The key EU legislation that is relevant to AGFOL is MiFID, which harmonizes the regulatory regime for investment services and activities across the EEA and the Insurance Mediation Directive.
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

AGE also is the principal of AGCPL. AGCPL is not PRA or FCA authorized, but is an appointed representative of AGE. This means AGCPL can carry on insurance mediation activities without a license, because AGE has regulatory responsibility for it.
AGCPL is subject to the requirements of Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories (EMIR) which, as a European regulation, is directly applicable in all the member states of the EU. AGCPL is the only European entity within the AGL group which has entered into derivative contracts and as such it is the only entity in the group which is directly subject to EMIR. AGCPL has notified the European Securities and Markets Authority (ESMA) and the FCA of its status under EMIR as a non-financial counterparty which has exceeded the clearing threshold (an NFC+) as described in Article 10 of EMIR. AGCPL is subject to certain requirements under EMIR with respect to its portfolio of derivative contracts including: (i) the requirement to centrally clear standardized OTC derivatives (although AGCPL does not currently enter into such derivatives, and so this requirement is not currently relevant) (ii) an obligation to employ certain risk mitigation techniques relating to derivatives that cannot be centrally cleared; and (iii) a requirement to report derivative transactions to a trade depository.  The Company is aware that circumstances exist in which EMIR may apply directly to non-European entities when transacting derivatives, but has determined that these circumstances do not apply to the non-European entities in AGL’s group.
AGFOL, a subsidiary of AGL, is authorized by the FCA to carry out designated investment business activities (including insurance mediation) in that it may “advise on investments (except on pension transfers and pension opt outs)” relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make “arrangements with a view to transactions in investments.” In all cases, it may deal only with clients who are eligible counterparties or professional customers (i.e., not retail clients), or, when arranging in relation to insurance contracts, commercial customers. AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers. AGFOL's permissions also allow it to introduce business to AGC and AGM, so that AGFOL can arrange financial guaranties underwritten by AGC and AGM.
Solvency II and Solvency Requirements
In the U.K., Solvency II has been transposed into national law through changes to existing provisions in the FCA and the PRA’s respective handbooks and rulebook and through amendments to primary legislation. The Solvency II “Delegated Acts”, which set out more detailed rules underlying Solvency II have direct effect in all EEA member states, including the U.K. Among other things, Solvency II introduces a revised risk-based prudential regime which includes the following "Pillar 1" regulatory capital rules:

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
In many instances, Solvency II is expected to require insurers to maintain a somewhat increased amount of capital to satisfy the new solvency capital requirements. AGE and AGUK have agreed with the PRA that they will use the "Standard Formula" prescribed by Solvency II for calculation of their capital requirements. AGLN is still using a bespoke internal model for calculation of its capital requirements, which was approved by the PRA prior to the acquisition of AGLN (then MBIA UK Insurance Limited) by AGC.
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

•
take a comprehensive approach to considering their risks through an Own Risk and Solvency Assessment (ORSA) as proportionate to the nature, scale and complexity of the risks inherent in their business.

“Pillar 3” reporting and disclosure requirements also exist, including a requirement to publish a public Solvency and Financial Condition Report (SFCR) and a private Regular Supervisory Report (RSR). For more information on reporting requirements and the ORSA, see “Reporting Requirements” below.

Solvency II contains a new regime for the supervision of groups, including groups in which the parent undertaking has its head office in a country that is outside the EEA. The treatment of such groups in part depends on whether the jurisdiction in which the non-EEA parent has its head office is determined to have a supervisory regime which is equivalent to the Solvency II regime. In the absence of such a determination, the Solvency II rules on supervision apply to the group on a worldwide basis, unless the PRA elects to apply “other methods” which ensure appropriate supervision. Both AGE and AGUK are subsidiaries of U.S. parent companies.
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
Restrictions on Dividend Payments
U.K. company law prohibits each of AGE, AGUK, AGLN and AGFOL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA's capital requirements may in practice act as a restriction on dividends for AGE, AGUK and AGLN.
Reporting Requirements
U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, as from January 1, 2016, the reporting requirements for U.K. insurance companies were modified by Solvency II. AGE, AGUK and AGLN are required to produce certain key reports including an annual SFCR, RSR and an ORSA, the latter as part of the so-called “Pillar 2” individual capital assessment requirements. Although the SFCR will take the place of a number of existing regulatory returns, Solvency II is likely to result in an overall increase in the quantity and quality of disclosures that firms make.
The PRA will review each firm’s ORSA and then consider whether in its view the firm needs to hold capital in excess of its Pillar 1 capital (see “Solvency II and Solvency Requirements” above) and, if so, will impose a “capital add-on”. The prescribed information to be contained in the ORSA, as well as the frequency with which the assessment must be carried out, is subject to guidance issued by the European Insurance and Occupational Pensions Authority (EIOPA) in September 2015 and a supervisory statement issued by the PRA in October 2015. The PRA has advised AGE, AGUK and AGLN that it is not imposing a capital add-on for those companies at this time. The PRA may determine to impose a capital add-on in relation to AGE, AGUK and AGLN in the future.
Supervision of Management
AGE, AGUK and AGLN are subject to the rules contained in the Senior Insurance Managers Regime (SIMR). This requires that individuals undertaking particular roles need to be registered with the PRA as undertaking a “Senior Insurance Manager Function”. This broadly includes individuals undertaking the executive functions and the oversight functions of each entity. Directors of those entities not serving in the roles specified in the SIMR will be required to become “approved persons” with the FCA (as detailed further in respect of AGFOL below).
In respect of AGFOL, individuals who perform one or more “controlled functions” such as significant influence functions (which includes all board members and other senior managers) or the customer function within authorized firms must be approved the FCA to carry out that function. Individuals performing these functions are “Approved Persons” for the purpose of Part V of FSMA and staff performing these specified “controlled functions” within an authorized firm must be approved by the FCA.

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
“Passporting”
EU directives allow AGE, AGUK, AGLN and AGFOL to conduct business in EU states other than the U.K. where they are authorized by the PRA or FCA under a single market directive. This right extends to the EEA. A firm taking advantage of a right under a single market directive to conduct business in another EEA state can rely on its "home state" authorization. This ability to operate in other jurisdictions of the EEA on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Each of AGE, AGUK, AGLN and AGFOL is passported to conduct business in EEA states other than the U.K. Passporting is not applicable to firms not authorized in the EEA, such as AGM and AGC. Accordingly, the co-insurance model described above cannot be “passported” throughout the EEA. Instead, it is a question of local law in each EEA member state as to whether AGM's or AGC’s participation in a co-insurance structure, protecting insureds or risks located in that jurisdiction, would amount to the conduct of insurance business in that jurisdiction. (See also “U.K. referendum vote to leave the EU” below.)
Fees and Levies
Each of AGE, AGUK, AGLN and AGFOL is subject to regulatory fees and levies based on its gross premium income and gross technical liabilities. These fees are collected by the FCA (though they relate to regulation by both the PRA and the FCA). The PRA also requires authorized firms, including authorized insurers, to participate in an investors' protection fund, known as the Financial Services Compensation Scheme. The Financial Services Compensation Scheme was established to compensate consumers of financial services firms, including the buyers of insurance, against failures in the financial services industry. Eligible claimants (identified in the Compensation Sourcebook of the PRA Handbook) may be compensated by the Financial Services Compensation Scheme when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. General insurance in class 14 (credit) is not protected by the Financial Services Compensation Scheme, nor is reinsurance in any class; however, other direct insurance classes written by AGUK and AGE are covered (namely, classes 15 (suretyship) and 16 (miscellaneous financial loss)).
Material Contracts

AGE’s New York affiliate, AGM, currently provides support to AGE, through a quota share and excess of loss reinsurance agreement (the Reinsurance Agreement) and a net worth maintenance agreement (the AGE Net Worth Agreement). For transactions closed prior to 2011, AGE typically guaranteed all of the guaranteed obligations directly and AGM reinsured under the quota share cover of the Reinsurance Agreement approximately 92% of AGE's retention after cessions to other reinsurers. In 2011, AGE and AGM implemented a co-guarantee structure pursuant to which (i) AGE directly guarantees a portion of the guaranteed obligations in an amount equal to what would have been AGE's pro rata retention percentage under the quota share cover, (ii) AGM directly guarantees the balance of the guaranteed obligations, and (iii) AGM also provides a second-to-pay guarantee for AGE's portion of the guaranteed obligations. AGM's ability to provide such direct guaranties outside of the U.K. is uncertain. See "Passporting" above.

Under the excess of loss cover of the Reinsurance Agreement, AGM pays AGE quarterly the amount by which (i) the sum of (a) AGE’s incurred losses calculated in accordance with U.K. GAAP as reported by AGE in its financial returns filed with the PRA and (b) AGE’s paid losses and loss adjustment expenses (LAE), in both cases net of all other performing reinsurance, including the reinsurance provided by the Company under the quota share cover of the Reinsurance Agreement, exceeds (ii) an amount equal to (a) AGE’s capital resources under U.K. law minus (b) 110% of the greatest of the amounts as may be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K. The Reinsurance Agreement permits AGE to terminate the Reinsurance Agreement upon the following events: a downgrade of AGM’s ratings by Moody’s below Aa3 or by S&P below AA- if AGM fails to restore its rating(s) to the required level within a prescribed period of time; AGM's insolvency; failure by AGM to maintain the minimum capital required by its domiciliary jurisdiction; or AGM filing a petition in bankruptcy, going into liquidation or rehabilitation or having a receiver appointed.

The quota share and excess loss covers each exclude transactions guaranteed by AGE on or after July 1, 2009 that are not municipal, utility, project finance or infrastructure risks or similar types of risks.

The Reinsurance Agreement also contemplates the establishment of collateral by AGM to support AGM’s reinsurance obligations to AGE.  In December 2014, to satisfy the PRA’s collateral requirements, AGM and AGE entered into a trust agreement pursuant to which AGM established and deposited assets into a reinsurance trust account for the benefit of AGE. AGM’s collateral requirement was measured during 2015, as of the end of each calendar quarter, by (i) using the PRA’s FG Benchmark Model to calculate at the 99.5% confidence interval the losses expected to be borne collectively by AGE’s three affiliated reinsurers, AGM, AG Re and AGRO; (ii) deducting from such calculation AGE’s capital resources under such model; and (iii) requiring AGM, AG Re and AGRO collectively to maintain collateral equal to fifty percent (50%) of such difference, i.e., the excess of AGM’s, AG Re’s and AGRO’s assumed modeled losses over AGE’s capital resources.  As of January 1, 2016, the PRA agreed to allow AGM’s collateral requirement to be determined using AGE’s internal capital requirement model instead of the FG Benchmark Model under the same formula described above. This change in the calculation of AGM's required collateral was reflected in an amendment to the Reinsurance Agreement approved by the NYDFS and made effective in April 2016.

Pursuant to the AGE Net Worth Agreement, AGM is obligated to cause AGE to maintain capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K., provided that AGM's contributions (a) do not exceed 35% of AGM's policyholders' surplus on an accumulated basis as determined by the laws of the State of New York, and (b) are in compliance with Section 1505 of the New York Insurance Law. AGM has never been required to make any contributions to AGE's capital under the AGE Net Worth Agreement or the prior net worth maintenance agreement. With the approval of the NYDFS, AGE and AGM amended the AGE Net Worth Agreement effective in April 2016 to provide for use of the internal capital requirement model.

AGUK’s parent company, AGC, currently provides support to AGUK through a further amended and restated quota share reinsurance agreement (the Quota Share Agreement), a further amended and restated excess of loss reinsurance agreement (the XOL Agreement), and a further amended and restated net worth maintenance agreement (the "AGUK Net Worth Agreement"). Pursuant to the Quota Share Agreement, AGUK cedes 90% of its financial guaranty insurance and reinsurance exposure to AGC. Pursuant to the XOL Agreement, AGC indemnifies AGUK for 100% of losses (net of the quota share reinsurance agreement discussed above) incurred by AGUK in excess of an amount equal to (a) AGUK’s capital resources minus (b) 110% of the greatest of the amounts as may be required by the PRA as a condition for AGUK maintaining its authorization to carry on a financial guarantee business in the U.K. Pursuant to the AGUK Net Worth Agreement, if AGUK's net worth falls below 110% of the minimum level of capital required by the PRA, AGC must invest additional funds in order to bring the capital of AGUK back into compliance with the required amount.

In 2016, AGC and AGUK reached an agreement with the PRA that, in order for AGC to secure its outstanding reinsurance of AGUK under the Quota Share Agreement and XOL Agreement, AGC shall post as collateral its share of AGUK-guaranteed triple-X insurance bonds that have been purchased by AGC for loss mitigation and an additional amount to be determined by (i) using AGUK’s internal capital requirement model to calculate at the 99.5% confidence interval the losses expected to be borne by AGC for the exposures it has assumed from AGUK that do not have loss reserves (non-reserve exposures); (ii) adding the amount of loss reserves ceded by AGUK to AGC under U.K. GAAP; (iii) subtracting from such sum AGUK’s capital resources under its internal capital requirement model (the result of clauses (i) through (iii) being referred to as the resulting amount); and then (iv) reducing the resulting amount by 50% of the portion of the resulting amount that was contributed by the non-reserve exposures. Accordingly, AGC and AGUK entered into a trust agreement pursuant to which AGC established a reinsurance trust account for the benefit of AGUK and deposits therein sufficient assets to satisfy the above-

described collateral requirement agreed with the PRA. This new collateral requirement is reflected in the Quota Share Agreement and XOL Agreement, which were approved by the MIA and made effective in July 2016.

U.K. referendum vote to leave the European Union

On June 23, 2016, the U.K. voted in a national referendum to withdraw from the EU. The result of the referendum does not legally oblige the U.K. to exit the European Union (a so-called Brexit). However, the U.K. government has indicated that it intends to formally serve notice to the European Council of its desire to withdraw in accordance with Article 50 of the Treaty on European Union (Article 50) by the end of March 2017.

Article 50 envisages a negotiation period leading to an exit on a mutually agreed date. However, in the absence of such mutual agreement, the default date for exit is two years after the member state serves the Article 50 notice. EU treaties will therefore cease to apply to the U.K. on the earlier of (i) the entry into force of any withdrawal agreement or (ii) two years after the giving of notice (unless the U.K. and all remaining Member States unanimously agree to extend the negotiation period), currently contemplated to be March 2019.

Until the U.K. formally withdraws from the EU, EU legislation will remain in force and the role of EU institutions will be unchanged. On withdrawal of the U.K. from the EU, in the absence of any agreement to the contrary, all treaty obligations would lapse, directives, directly effective decisions and regulations (as well as rulings of the Court of Justice of the EU) would cease to apply and the competencies of EU institutions would fall away.

The U.K. Government has announced its intention to bring all aspects of European law into U.K. law prior to the U.K. exiting the EU. It seems most likely, given the relatively short timescales available, that initially Solvency II will be brought into U.K. law in its current form. Retaining Solvency II in its current form would also make it easier for the U.K. to obtain a ruling of “equivalence” from the European Commission under Solvency II, which would accord insurers certain advantages when it comes to the Solvency II rules on reinsurance, the calculation of group capital and group supervision.

The U.K. Government could take time to review whether there might be any changes which are desired on a national level. The Treasury Select Committee of the House of Commons is currently reviewing Solvency II and has indicated that it will do so against the backdrop of Brexit, taking into account certain features which are regarded as unsuitable by the U.K. industry. The results of the Treasury Select Committee’s work may feed in to future discussions about potential changes to the Solvency II regime.

Any changes to Solvency II following Brexit could reduce the chances of the U.K. obtaining (or subsequently preserving) a ruling of equivalence.

A further question arising from Brexit is whether U.K. authorised financial services firms such as AGE and AGUK will continue to enjoy passporting rights to the other 27 EEA states after Brexit. In the event that passporting rights are not retained, Assured Guaranty is assessing a number of options in order to continue with the ability to write new business, and to run off existing business, in those EEA states.

France

In connection with the CIFG Acquisition in July 2016, the Company acquired a French insurer called CIFG Europe S.A. which is now in run off. CIFGNA had reinsured all of CIFGE’s outstanding financial guaranty business and also had issued a “second-to-pay policy” pursuant to which CIFGNA guaranteed the full and complete payment of any shortfall in amounts due from CIFGE on its insured portfolio. AGC assumed these obligations as part of the CIFGNA merger with and into AGC. CIFGE remains a separate subsidiary in run off, now owned by AGC.  Prior to the CIFG Acquisition, CIFGE had prepared a run off plan which was approved by its French regulator, the Autorité de contrôle prudentiel et de résolution (ACPR).  CIFGE has been in run off for more than two years, and therefore has surrendered its licence under French law to write new insurance business.  The withdrawal of the licence has no practical impact on the level of supervision exercised by the ACPR over CIFGE as an insurer.

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

United States

AGL has conducted and intends to continue to conduct substantially all of its operations outside the U.S. and to limit the U.S. contacts of AGL and its foreign subsidiaries (except AGRO and AGE, which have elected to be taxed as U.S. corporations) so that they should not be engaged in a trade or business in the U.S. A foreign corporation, such as AG Re, that is deemed to be engaged in a trade or business in the United States would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a foreign corporation would generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. AGL, AG Re and certain of the other foreign subsidiaries have and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 35% for a corporation's effectively connected income and 30% for the "branch profits" tax.

Under the income tax treaty between Bermuda and the U.S. (the Bermuda Treaty), a Bermuda insurance company would not be subject to U.S. income tax on income found to be effectively connected with a U.S. trade or business unless that trade or business is conducted through a permanent establishment in the U.S. AG Re currently intends to conduct its activities so that it does not have a permanent establishment in the U.S.

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

Foreign insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re or another of the Company's Bermuda subsidiaries is considered to be engaged in the conduct of an insurance business in the U.S. and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Internal Revenue Code of 1986, as amended (the Code), could subject a significant portion of AG Re's or another of the Company's Bermuda subsidiary's investment income to U.S. income tax.

AGL, as a U.K. tax resident, would not be subject to U.S. income tax on any income found to be effectively connected with a U.S. trade or business under the income tax treaty between the U.S. and the U.K. (the U.K. Treaty), unless that trade or business is conducted through a permanent establishment in the United States. AGL intends to conduct its activities so that it does not have a permanent establishment in the United States.

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

United Kingdom

In November 2013, AGL became tax resident in the U.K. AGL remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. The AGL common shares have not changed and continue to be listed on the New York Stock Exchange (NYSE).

As a company that is not incorporated in the U.K., AGL will be considered tax resident in the U.K. only if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. Effective November 6, 2013, the AGL Board intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax resident in the U.K.

As a U.K. tax resident company, AGL is subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties.

As a U.K. tax resident, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (HMRC). AGL will be subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is currently 20%. It will be further reduced to 19% with effect from April 1, 2017 and 17% with effect from April 1, 2020. AGL has also registered in the U.K. to report its value added tax (VAT) liability. The current rate of VAT is 20%.

The dividends AGL receives from its direct subsidiaries should be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The non-U.K. resident subsidiaries intend to operate in such a manner that their profits are outside the scope of the charge under the "controlled foreign companies" (CFC) regime. Accordingly, Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be attributed to AGL and taxed in the U.K. under the CFC regime and has obtained clearance from HMRC confirming this on the basis of current facts and intentions.

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

The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of AGL's shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase and hold their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to AGL or any of its foreign subsidiaries as "United States shareholders" for purposes of the controlled foreign corporation (CFC) rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power of all classes of AGL or the stock of any of AGL's foreign subsidiaries entitled to vote (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax advisor.

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

Taxation of Distributions.    Subject to the discussions below relating to the potential application of the CFC, related person insurance income (RPII) and passive foreign investment company (PFIC) rules, cash distributions, if any, made with respect to AGL's shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of current or accumulated earnings and profits of AGL (as computed using U.S. tax principles). Dividends paid by AGL to corporate shareholders will not be eligible for the dividends received deduction. To the extent such distributions exceed AGL's earnings and profits, they will be treated first as a return of the shareholder's basis in the common shares to the extent thereof, and then as gain from the sale of a capital asset.

AGL believes dividends paid by AGL on its common shares to non-corporate holders will be eligible for reduced rates of tax at the rates applicable to long-term capital gains as "qualified dividend income," provided that AGL is not a PFIC and certain other requirements, including stock holding period requirements, are satisfied.

Classification of AGL or its Foreign Subsidiaries as a Controlled Foreign Corporation.    Each 10% U.S. Shareholder (as defined below) of a foreign corporation that is a CFC for an uninterrupted period of 30 days or more during a taxable year, and who owns shares in the foreign corporation, directly or indirectly through foreign entities, on the last day of the foreign corporation's taxable year in which it is a CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a foreign insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A foreign corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through foreign entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., constructively)) more than 50% of the total combined voting power of all classes of voting stock of such foreign corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a foreign insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A "10% U.S. Shareholder" is a U.S. Person who owns (directly, indirectly through foreign entities or constructively) at least 10% of the total combined voting power of all classes of stock entitled to vote of the foreign corporation. AGL believes that because of the dispersion of AGL's share ownership, provisions in AGL's organizational documents that limit voting power (these provisions are described in "Description of Share Capital") and other factors, no U.S. Person who owns shares of AGL directly or indirectly through one or more foreign entities should be treated as owning (directly, indirectly through foreign entities, or constructively), 10% or more of the total voting power of all classes of shares of

AGL or any of its foreign subsidiaries. It is possible, however, that the Internal Revenue Service (IRS) could challenge the effectiveness of these provisions and that a court could sustain such a challenge. In addition, the direct and indirect subsidiaries of AGUS are characterized as CFCs and any subpart F income generated will be included in the gross income of the applicable domestic subsidiaries in the AGL group.

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

RPII Exceptions.    The special RPII rules do not apply if (i) at all times during the taxable year less than 20% of the voting power and less than 20% of the value of the stock of AGL (the 20% Ownership Exception) is owned (directly or indirectly through entities) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by a Foreign Insurance Subsidiary or related persons to any such person, (ii) RPII, determined on a gross basis, is less than 20% of a Foreign Insurance Subsidiary's gross insurance income for the taxable year (the 20% Gross Income Exception), (iii) a Foreign Insurance Subsidiary elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business, and to waive all treaty benefits with respect to RPII and meet certain other requirements or (iv) a Foreign Insurance Subsidiary elects to be treated as a U.S. corporation and waive all treaty benefits and meet certain other requirements. The Foreign Insurance Subsidiaries do not intend to make either of these elections. Where none of these exceptions applies, each U.S. Person owning or treated as owning any shares in AGL (and therefore, indirectly, in a Foreign Insurance Subsidiary) on the last day of AGL's taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for the portion of the taxable year during which a Foreign Insurance Subsidiary was a CFC under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person's share of a Foreign Insurance Subsidiary's current-year earnings and profits as reduced by the U.S. Person's share, if any, of certain prior-year deficits in earnings and profits. The Foreign Insurance Subsidiaries intend to operate in a manner that is intended to ensure that each qualifies for either the 20% Gross Income Exception or 20% Ownership Exception.

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

Tax-Exempt Shareholders.    Tax-exempt entities will be required to treat certain subpart F insurance income, including RPII, that is includable in income by the tax-exempt entity as unrelated business taxable income. Prospective investors that are tax exempt entities are urged to consult their tax advisors as to the potential impact of the unrelated business taxable income provisions of the Code. A tax-exempt organization that is treated as a 10% U.S. Shareholder or a RPII Shareholder also must file IRS Form 5471 in certain circumstances.

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

Passive Foreign Investment Companies.    In general, a foreign corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" (the 75% test) or (ii) 50% or more of its assets produce passive income (the 50% test).

If AGL were characterized as a PFIC during a given year, each U.S. Person holding AGL's shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their shares, unless such person (i) is a 10% U.S. Shareholder and AGL is a CFC or (ii) made a "qualified electing fund election" or "mark-to-market" election. It is uncertain that AGL would be able to provide its shareholders with the information necessary for a U.S. Person to make a qualified electing fund election. In addition, if AGL were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the common shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the common shares during the three preceding taxable years (or shorter period during which the taxpayer held common shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the common shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the common shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. In addition, a distribution paid by AGL to U.S. shareholders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income. A U.S. Person that is a shareholder in a PFIC may also be subject to additional information reporting requirements, including the annual filing of IRS Form 8621.

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

The insurance income exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The Company expects, for purposes of the PFIC rules, that each of AGL's insurance subsidiaries will be predominantly engaged in an insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. Accordingly, none of the income or assets of AGL's insurance subsidiaries should be treated as passive. Additionally, the Company expects that in each year of operations the passive income and assets of AGL's non-insurance subsidiaries will not exceed the 75% test or 50% test amounts in each year of operations with respect to the overall income and assets of AGL and its subsidiaries. Under the look-through rule AGL should be deemed to own its proportionate share of the assets and to have received its proportionate share of the income of its direct and indirect subsidiaries for purposes of the 75% test and the 50% test. As a result, the Company believes that AGL was not and should not be treated as a PFIC. The Company cannot be certain that the IRS will not successfully challenge this position, however, as there are currently no final or temporary regulations regarding the application of the PFIC provisions to an insurance company. The IRS recently issued proposed regulations intended to clarify the application of the PFIC provisions to an insurance company. These proposed regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities.  This proposed regulation will not be effective until adopted in final form. Because of the legal uncertainties relating to how the proposed regulations will be interpreted and the form in which such regulations may be finalized, or whether any legislation will be proposed to limit the insurance company exception, the Company cannot predict what impact, if any, such guidance or legislation would have on an investor that is subject to U.S. federal income tax. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

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

Changes in U.S. Federal Income Tax Law Could Materially Adversely Affect AGL or AGL's Shareholders. Legislation has been introduced from time to time in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. It is possible that legislation could be introduced in and enacted by the current Congress or future Congress that could have an adverse impact on AGL or AGL's shareholders. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. companies to foreign affiliates. Further, legislation based on the Tax Reform Task-Force Blueprint dated June 24, 2016, which recommends moving to a cash flow consumption-based tax system and provides for border adjustments taxing imports may be introduced and enacted and its impact on the insurance industry may adversely impact the results of our operations.

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

AGL's Tax Residency. AGL is not incorporated in the U.K., but effective November 6, 2013, the AGL Board manages its affairs with the intent to maintain its status as a company that is tax resident in the U.K.

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

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 124,958,756 common shares were issued and outstanding as of February 21, 2017. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

Voting Rights and Adjustments

In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote with respect to their fully paid shares at all meetings of shareholders. However, if, and so long as, the common shares (and other of AGL's shares) of a shareholder are treated as "controlled shares" (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by AGL's issued and outstanding shares, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5% of the voting power of all issued and outstanding shares, under a formula specified in AGL's Bye-laws. The formula is applied repeatedly until there is no U.S. Person whose controlled shares constitute 9.5% or more of the voting power of all issued and outstanding shares and who generally would be required to recognize income with respect to AGL under the Code if AGL were a CFC as defined in the Code and if the ownership threshold under the Code were 9.5% (as defined in AGL's Bye-Laws as a 9.5% U.S. Shareholder). In addition, AGL's Board may determine that shares held carry different voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to AGL or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. "Controlled shares" includes, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

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

AGL's Board is authorized to require any shareholder to provide information for purposes of determining whether any holder's voting rights are to be adjusted, which may be information on beneficial share ownership, the names of persons having beneficial ownership of the shareholder's shares, relationships with other shareholders or any other facts AGL's Board may deem relevant. If any holder fails to respond to this request or submits incomplete or inaccurate information, AGL's Board may eliminate the shareholder's voting rights. All information provided by the shareholder will be treated by AGL as confidential information and shall be used by AGL solely for the purpose of establishing whether any 9.5% U.S. Shareholder exists and applying the adjustments to voting power (except as otherwise required by applicable law or regulation).

Restrictions on Transfer of Common Shares

AGL's Board may decline to register a transfer of any common shares under certain circumstances, including if they have reason to believe that any adverse tax, regulatory or legal consequences to the Company, any of its subsidiaries or any of its shareholders or indirect holders of shares or its Affiliates may occur as a result of such transfer (other than such as AGL's Board considers de minimis). Transfers must be by instrument unless otherwise permitted by the Companies Act.

The restrictions on transfer and voting restrictions described above may have the effect of delaying, deferring or preventing a change in control of Assured Guaranty.

Acquisition of Common Shares by AGL

Under AGL's Bye-Laws and subject to Bermuda law, if AGL's Board determines that any ownership of AGL's shares may result in adverse tax, legal or regulatory consequences to AGL, any of AGL's subsidiaries or any of AGL's shareholders or indirect holders of shares or its Affiliates (other than such as AGL's Board considers de minimis), AGL has the option, but not the obligation, to require such shareholder to sell to AGL or to a third party to whom AGL assigns the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board to represent the shares' fair market value (as defined in AGL's Bye-Laws).

Other Provisions of AGL's Bye-Laws

AGL's Board and Corporate Action

AGL's Bye-Laws provide that AGL's Board shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board. AGL's Board consists of ten persons who are elected for annual terms.

Shareholders may only remove a director for cause (as defined in AGL's Bye-Laws) at a general meeting, provided that the notice of any such meeting convened for the purpose of removing a director shall contain a statement of the intention to do so and shall be provided to that director at least two weeks before the meeting. Vacancies on the Board can be filled by the Board if the vacancy occurs in those events set out in AGL's Bye-Laws as a result of death, disability, disqualification or resignation of a director, or from an increase in the size of the Board.

Generally under AGL's Bye-Laws, the affirmative votes of a majority of the votes cast at any meeting at which a quorum is present is required to authorize a resolution put to vote at a meeting of the Board, including one relating to a merger, acquisition or business combination. Corporate action may also be taken by a unanimous written resolution of the Board without a meeting. A quorum shall be at least one-half of directors then in office present in person or represented by a duly authorized representative, provided that at least two directors are present in person.

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

Amendment

The Bye-Laws may be amended only by a resolution adopted by the Board and by resolution of the shareholders.

Voting of Non-U.S. Subsidiary Shares

If AGL is required or entitled to vote at a general meeting of any of AG Re, AGFOL or any other of its directly held non-U.S. subsidiaries, AGL's Board shall refer the subject matter of the vote to AGL's shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the non-U.S. subsidiary. AGL's Board in its discretion shall require substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of any direct or indirect non-U.S. subsidiaries other than U.K. and AGRO.

Employees

As of December 31, 2016, the Company had approximately 300 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

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

Certain sectors and large risks within the Company's insured portfolio have experienced credit deterioration in excess of the Company’s initial expectations, which has led or may lead to losses in excess of the Company’s initial expectations.  The Company's expected loss models take into account current and expected future trends, which contemplate the impact of current and probable developments in the performance of the credit.  These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information.  Because such information changes, sometimes materially, from quarter to quarter, the Company’s projection of losses may also change materially.  Since the financial crisis, much of the development in the Company’s loss projections was with respect to insured U.S. RMBS securities.  While the Company's net par outstanding of U.S. RMBS rated BIG under the Company's rating methodology as of December 31, 2016 and December 31, 2015 was still $3.2 billion and $4.0 billion, respectively, and may still be a source of loss development, the Company believes the performance of this portfolio has stabilized.  More recently, there has been credit deterioration with respect to certain insured Puerto Rico credits.  The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating to $4.8 billion and $5.1 billion, respectively, as of December 31, 2016 and December 31, 2015, all of which was rated BIG under the Company’s rating methodology as of December 31, 2016. For a discussion of the Company's Puerto Rico risks and RMBS transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

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

Since 2008, each of S&P and Moody's has reviewed and downgraded the financial strength ratings of AGL's insurance and reinsurance subsidiaries, including AGC, AGM and AG Re. In addition, S&P and Moody's have from time to time changed the ratings outlook for certain of the Company's subsidiaries to "negative" from "stable" or have placed such ratings on watch for possible downgrade. Currently, AGM, AGC, MAC and AG Re all have AA (Stable Outlook) financial strength ratings from S&P, with the most recent change by S&P being an upgrade of AGC, AGM and AG Re from AA- (Stable Outlook) in November 2011.  Each of AGM and MAC also has a AA+ (Stable Outlook) and AGC also has a AA (Stable Outlook) financial strength rating from KBRA, while AGM and AGC have financial strength ratings in the single-A category from Moody's (A2 (Stable Outlook) and A3 (Stable Outlook), respectively), with the most recent ratings change by Moody's being a change in the outlook of AGC to Stable in August 2016. In addition, AGRO has been assigned a rating of A+ (Stable) from Best, which is Best's second highest rating. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, the KBRA ratings were first assigned to MAC in 2013 and to AGM in 2014 and the Best rating was first assigned to AGRO in 2015, while a Moody's rating was never requested for MAC and was dropped from AG Re and AGRO in 2015. On January 13, 2017, AGC announced that it had requested that Moody's withdraw its financial strength rating of AGC.

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

In addition, a downgrade may have a negative impact on the Company in respect of transactions that it has insured or reinsurance that it has assumed. For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. Under variable rate demand obligations insured by AGM, further downgrades past rating levels specified in the transaction documents could result in the municipal obligor paying a higher rate of interest and in such obligations amortizing on a more accelerated basis than expected when the obligations originally were issued; if the municipal obligor is unable to make such interest or principal payments, AGM may receive a claim under its financial guaranty. Under interest rate swaps insured by AGM, further downgrades past specified rating levels could entitle the municipal obligor's swap counterparty to terminate the swap; if the municipal obligor owed a termination payment as a result and were unable to make such payment, AGM may receive a claim if its financial guaranty guaranteed such termination payment. For more information about increased claim payments the Company may potentially make, see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Ratings Impact on Financial Guaranty Business. In certain other transactions, beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re or AGC could result in certain ceding companies recapturing business that they had ceded to these reinsurers. See "The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve" below.

If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the former AGMH subsidiaries that conducted AGMH's Financial Products Business (the Financial Products Companies) may

come due or may come due absent the posting of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to guarantee or lend certain amounts, or to post liquid collateral, in regards to AGMH's former financial products business. See "Risks Related to the Company's Business, Acquisitions may subject the Company to non-monetary consequences."

Furthermore, if the financial strength ratings of AGE or AGUK were downgraded, AGM or AGC may be required to contribute additional capital to their respective subsidiary pursuant to the terms of the support arrangements for such subsidiaries, including those described in "Item 1. Business, Regulation, United Kingdom, Material Contracts."

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain reinsurance counterparties the right to recapture ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture assumed business ceded to AG Re and/or AGC, and in connection therewith, to receive payment from the assuming reinsurer of an amount equal to the reinsurer’s statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional ceding commission. As of December 31, 2016, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $45 million and $18 million, respectively.

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

Risks Related to the Financial, Credit and Financial Guaranty Markets

The Company's business, liquidity, financial condition and stock price may be adversely affected by developments in the U.S. and world-wide financial markets.

The Company's loss reserves, profitability, financial position, insured portfolio, investment portfolio, cash flow, statutory capital and stock price could be materially affected by the U.S. and global financial markets. Upheavals in the financial markets affect economic activity and employment and therefore can affect the Company's business. The global economic outlook remains uncertain, including the overall growth rate of the U.S. economy, the fragile economic recovery in

Europe and the impact of recent political trends on the global economic order. These and other risks could materially and negatively affect the Company’s ability to access the capital markets, the cost of the Company's debt, the demand for its products, the amount of losses incurred on transactions it guarantees, the value of its investment portfolio (including its alternative investments), its financial ratings and the price of its common shares.

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

The Company has an aggregate $4.8 billion net par exposure as of December 31, 2016 to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations, and claim payments on such insured exposures in excess of that expected by the Company could have a negative effect on the Company's liquidity and results of operations. On January 1, 2016, Puerto Rico Infrastructure Finance Authority (PRIFA) defaulted on payment of a portion of the interest due on its bonds on that date. There have been additional payment defaults by Puerto Rico issuers since then, and the Company has made claim payments with respect to several Puerto Rico credits. On April 6, 2016, Governor García Padilla of Puerto Rico (the Former Governor) signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the Moratorium Act). The Moratorium Act purportedly empowers the governor to declare, entity by entity, states of emergencies and moratoriums on debt service payments on obligations of the Commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. The Former Governor used the authority of the Moratorium Act to take a number of actions related to issuers of obligations the Company insures. On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law by the President of the United States. PROMESA establishes a seven-member federal financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law. The Oversight Board has begun meeting and has hired Ramón Ruiz-Comas as interim executive director. On January 2, 2017, Ricardo Antonio Rosselló Nevares (the Governor) took office, replacing the Former Governor. On January 29, 2017, the Governor signed the Puerto Rico Emergency and Fiscal Responsibility Act (Emergency Act) that, among other things, repeals portions of the Moratorium Act, defines an emergency period until May 1, 2017, continues diversion of collateral away from bonds the Company insures, and defines the powers and duties of the Fiscal Agency and Financial Advisory Authority (FAFAA). The final shape, timing and validity of responses to Puerto Rico’s distress eventually enacted or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the impact of any such responses on obligations insured by the Company, is uncertain. Additional information about the Company's exposure to Puerto Rico may be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, Exposure to Puerto Rico.

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

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' risk appetite. Average municipal interest rates were extremely low during 2016, with the benchmark AAA 30-year Municipal Market Data index published by Thomson Reuters (MMD Index), at times below 2%, a threshold not previously crossed in the modern era. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. When issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, this results in decreased demand or premiums obtainable for financial guaranty insurance, and a resulting reduction in the Company's results of operations. The continued persistence of low interest rate levels and credit spreads could continue to dampen demand for financial guaranty insurance.

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

The Company's reporting currency is the U.S. dollar. The functional currencies of AGL's primary insurance and reinsurance subsidiaries are the U.S. dollar and pound sterling. Exchange rate fluctuations may materially impact the Company's financial position, results of operations and cash flows. The Company's non-U.S. subsidiaries maintain both assets and liabilities in currencies different from their functional currency, which exposes the Company to changes in currency exchange rates. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

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

The Company's operating results are affected, in part, by the performance of its investment portfolio which consists primarily of fixed-income securities and short-term investments. As of December 31, 2016, the fixed-maturity securities and short-term investments had a fair value of approximately $10.8 billion. Credit losses and changes in interest rates could have an adverse effect on its shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated other comprehensive income. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond the Company's control. The Company does not engage in active management, or hedging, of interest rate risk, and may not be able to mitigate interest rate sensitivity effectively.

The market value of the investment portfolio also may be adversely affected by general developments in the capital markets, including decreased market liquidity for investment assets, market perception of increased credit risk with respect to the types of securities held in the portfolio, downgrades of credit ratings of issuers of investment assets and/or foreign exchange movements impacting investment assets. In addition, the Company invests in securities insured by other financial guarantors, the market value of which may be affected by the rating instability of the relevant financial guarantor.

The Company also invests a portion of its excess capital in alternative investments, which also may be affected by credit, interest rate and other market changes as well as factors specific to those investments. See "Risks Related to the Company's Business - Alternative investments may not result in the benefits anticipated."

‘Brexit’ may adversely impact credits insured by the Company and may also adversely impact the Company through currency exchange rates.

On June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the EU, known as “Brexit”. The U.K. government has indicated that it intends to formally serve notice to the European Council by March 2017 of its desire to withdraw in accordance with Article 50 of the Treaty on European Union. Negotiations between the U.K. and the EU will determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. Any resulting political, social and economic uncertainty and changes arising from Brexit may have a negative impact on the economies of the U.K. as well as non-U.K. EU and EEA countries, which may increase the probability of losses on obligations insured by the Company that are exposed to risks in the U.K. and non-U.K. EU and EEA countries.

Brexit may also impact currency exchange rates. The Company reports its accounts in U.S. dollars, while some of its income, expenses and assets are denominated in other currencies, primarily the pound sterling and the euro. From December 31, 2015, to December 31, 2016, which period encompasses the Brexit vote, the value of pound sterling changed from £0.68 per dollar to £0.81 per dollar, while the euro changed from €0.83 per dollar to €0.95 per dollar. For the year ended 2016 the Company recognized losses of approximately $21 million in the consolidated statement of operations, net of tax, and approximately $32 million in OCI, net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. If the Company had owned AGLN during 2016, these impacts would have been greater.

Risks Related to the Company's Capital and Liquidity Requirements

Significant claim payments may reduce the Company's liquidity.

Claim payments reduce the Company's invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on a particular policy. Since the financial crisis, many of the claims paid by the Company were with respect to insured U.S. RMBS securities. More recently, there has been credit deterioration with respect to certain insured Puerto Rico credits. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating of $4.8 billion and $5.1 billion, respectively, as of December 31, 2016 and December 31, 2015, all of which was rated BIG under the Company’s rating methodology as of December 31, 2016. For a discussion of the Company's Puerto Rico risks and RMBS transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

As of December 31, 2016, the Company had exposure of approximately $528 million to a long-term infrastructure project that was financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from the project to be sufficient to repay all of the debt over the life of the project concession, and also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay claims when the debt matures from 2018 to 2022, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the performance of the underlying collateral.

The Company plans for future claim payments. If the amount of future claim payments is significantly more than projected by the Company, however, the Company's ability to make other claim payments and its financial condition, financial strength ratings and business prospects could be adversely affected.

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

Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, credit swap facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their existing capital base, or "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies give the Company when evaluating its financial strength. The Company currently maintains soft capital facilities with providers having ratings adequate to provide the Company's desired capital credit. For example, effective January 1, 2016, AGC, AGM and MAC entered into a $360 million aggregate excess of loss reinsurance facility with a number of reinsurers, that covers certain U.S. public finance credits insured or reinsured by those companies. (For additional information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance and Other Monoline Exposures). However, no assurance can be given that the Company will be able to renew any existing soft capital facilities or that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, the Company may not be able to replace a downgraded soft capital provider with an acceptable replacement provider for a variety of reasons, including if an acceptable replacement provider is unwilling to provide the Company with soft capital commitments or if no adequately-rated institutions are actively providing soft capital facilities. Furthermore, the rating agencies may in the future change their methodology and no longer give credit for soft capital, which may necessitate the Company having to raise additional capital in order to maintain its ratings.

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

The insurance company subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Restrictions applicable to AGM, AGC and MAC, and to AG Re and AGRO, are described under the "Regulation, United States, State Dividend Limitations" and "Regulation, Bermuda, Restrictions on Dividends and Distributions" sections of “Item 1. Business.” Such dividends and permitted payments are expected to be the primary source of funds for the holding companies to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to their respective shareholders. Accordingly, if the insurance subsidiaries cannot pay sufficient dividends or make other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders.

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

In addition, investment income at AGL and its subsidiaries may fluctuate based on interest rates, defaults by the issuers of the securities AGL or its subsidiaries hold in their respective investment portfolios, the performance of alternative investments, or other factors that the Company does not control. Also, the value of the Company's investments may be adversely affected by changes in interest rates, credit risk and capital market conditions and therefore may adversely affect the

Company's potential ability to sell investments quickly and the price which the Company might receive for those investments. Alternative investments may be particularly difficult to sell at adequate prices or at all.

Risks Related to the Company's Business

The Company's financial guaranty products may subject it to significant risks from individual or correlated credits.

The Company is exposed to the risk that issuers of debt that it insures or other counterparties may default in their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure or other reasons. Similarly, the Company could be exposed to corporate credit risk if a corporation's securities are contained in a portfolio of collateralized debt obligations (CDOs) it insures, or if the corporation or financial institution is the originator or servicer of loans, mortgages or other assets backing structured securities that the Company has insured.

In addition, because the Company insures or reinsures municipal bonds, it can have significant exposures to single municipal risks; see Part II, Item 7, Management's Discussion and Analysis, Insured Portfolio, for a list of the Company's largest ten municipal risks by revenue source. While the Company's risk of a complete loss, where it would have to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower for municipal bonds than for corporate bonds as most municipal bonds are backed by tax or other revenues, there can be no assurance that a single default by a municipality would not have a material adverse effect on its results of operations or financial condition.

The Company's ultimate exposure to a single name may exceed its underwriting guidelines, and an event with respect to a single name may cause a significant loss. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single names in its various lines of business and establishing underwriting criteria to manage risk aggregations. It has also in the past obtained third party reinsurance for such exposure. The Company may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies.

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

As of December 31, 2016 and 2015, 6% and 7%, respectively, of the Company's financial guaranty direct exposures were executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to that for financial guaranty policies and generally occur when issuers fail to make payments on the underlying reference obligations. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (ISDA) documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guaranty insurance policies. In addition, under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities, under specified circumstances. The need to post collateral under many of these transactions is subject to caps that the Company has negotiated with its counterparties, but there are some transactions as to which the Company could be required to post collateral without such a cap based on movements in the mark-to-market valuation of the underlying exposure in excess of contractual thresholds. See Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Contracts Accounted for as Credit Derivatives, Rating Sensitivities of Credit Derivatives Contracts.

Further downgrades of one or more of the Company's reinsurers could reduce the Company's capital adequacy and return on equity. The impairment of other financial institutions also could adversely affect the Company.

At December 31, 2016, the Company had ceded approximately 4% of its principal amount of insurance outstanding to third party reinsurers. In evaluating the credits insured by the Company, securities rating agencies allow capital charge "credit" for reinsurance based on the reinsurers' ratings. In recent years, a number of the Company's reinsurers were downgraded by one or more rating agencies, resulting in decreases in the credit allowed for reinsurance and in the financial benefits of using reinsurance under existing rating agency capital adequacy models. Many of the Company's reinsurers have already been downgraded to single-A or below by one or more rating agencies. The Company could be required to raise additional capital to replace the lost reinsurance credit in order to satisfy rating agency and regulatory capital adequacy and single risk requirements. The rating agencies' reduction in credit for reinsurance could also ultimately reduce the Company's return on equity to the extent that ceding commissions paid to the Company by the reinsurers were not adequately increased to compensate for the effect of any additional capital required. In addition, downgraded reinsurers may default on amounts due to the Company and such reinsurer obligations may not be adequately collateralized, resulting in additional losses to the Company and a reduction in its shareholders' equity and net income.

The Company also has exposure to counterparties in various industries, including banks, hedge funds and other investment vehicles in its insured transactions. Many of these transactions expose the Company to credit risk in the event its counterparty fails to perform its obligations.

Acquisitions may not result in the benefits anticipated and may subject the Company to non-monetary consequences.

                From time to time the Company evaluates financial guaranty portfolio and company acquisition opportunities and conducts diligence activities with respect to transactions with other financial guarantors and financial services companies. For example, during 2015 the Company acquired Radian Asset and in 2016 the Company acquired CIFG, and in each case merged it with and into AGC, with AGC as the surviving company of the merger. In January 2017, the Company acquired MBIA UK. Acquiring other financial guaranty portfolios or companies or other financial services companies may involve some or all of the various risks commonly associated with acquisitions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities of the target portfolio or entity; (b) difficulty in estimating the value of the target portfolio or entity; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of the target entity; and (e) difficulty and expense of integrating the operations, systems and personnel of the target entity. Such acquisitions may also have unintended consequences on ratings assigned by the rating agencies to the Company or its subsidiaries (see “- Risks Related to the Company’s Ratings”) or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any future acquisitions of financial guaranty portfolios or companies or other financial services companies not to result in the benefits to the Company anticipated when the acquisition was agreed.

Past or future acquisitions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the acquisition. For example, in November 2006, AGMH received a subpoena from the Antitrust Division of the Department of Justice issued in connection with an ongoing criminal investigation of bid rigging of awards of municipal GICs and other municipal derivatives. AGMH responded to the subpoena and has had limited contact with the DOJ on the matter since late 2011. Although the subpoena related to AGMH's former Financial Products Business, which the Company did not acquire, it was issued to AGMH, which the Company did acquire.

Alternative investments may not result in the benefits anticipated.

From time to time in order to deploy a portion of the Company's excess capital the Company may invest in business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities, including, among others, both controlling and non-controlling investments in investment managers. For example, in February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. The Company continues to investigate additional opportunities. Alternative investments may be riskier than many of the other investments the Company makes, and may not result in the benefits anticipated at the time of the investment. In addition, although the Company uses what it believes to be excess capital to make alternative investments, measures of required capital can fluctuate and such investments may not be given much, or any, value under the various rating agency, regulatory and internal capital models to which the Company is subject. Also, alternative investments may be less liquid than most of the Company's other investments and so may be difficult to convert to cash or investments that do receive credit under the capital models to which the Company is subject. See "Risks Related to the Company's Capital and Liquidity Requirements -- The ability of AGL and its subsidiaries to meet their liquidity needs may be limited."

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

The Company and its subsidiaries are subject to numerous laws and regulations of a number of jurisdictions regarding its information systems, particularly with regard to personally identifiable information. The Company's failure to comply with these requirements, even absent a security breach, could result in penalties, reputational harm or difficulty in obtaining desired consents from regulatory authorities.

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

The fair value of a credit derivative will be affected by any event causing changes in the credit spread (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in the credit derivative. Common events that may cause credit spreads on an underlying municipal or corporate security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC and AGM. For discussion of the Company's fair value methodology for credit derivatives, see Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement.

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

If the Company fails to comply with applicable insurance laws and regulations it could be exposed to fines, the loss of insurance licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends, all of which could have an adverse impact on its business results and prospects. If an insurance company’s surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurer or initiate insolvency proceedings. AGM, AGC and MAC may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM, MAC and AGC have obtained approval from their regulators to release contingency reserves based on losses and, in the case of AGM and MAC, also based on the expiration of their insured exposure.

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

Press reports indicate that the U.S. Congress is considering making major changes to the Internal Revenue Code in 2017. Any material change in the U.S. tax treatment of municipal securities, the imposition of a national sales tax or a flat tax in lieu of the current federal income tax structure in the U.S., or changes in the treatment of dividends, could adversely affect the market for municipal obligations and, consequently, reduce the demand for financial guaranty insurance and reinsurance of such obligations. Limiting or eliminating the Federal income tax exclusion for municipal bond interest would increase the cost of borrowing for state and local governments, and as a result, could cause a decrease in infrastructure spending by states and municipalities. Municipalities may issue a lower volume of bonds, and in particular may be less likely to refund existing debt, in which case, the amount of bonds that can benefit from insurance might also be reduced.

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

•
the gross RPII of AG Re or any other AGL foreign subsidiary engaged in the insurance business that has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. tax purposes or are CFCs owned directly or indirectly by AGUS (each, with AG Re, a Foreign Insurance Subsidiary) were to equal or exceed 20% of such Foreign Insurance Subsidiary's gross insurance income in any taxable year; and

•
direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of the Company's shares.

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

There are currently no final or temporary regulations regarding the application of the PFIC provisions to an insurance company. The IRS recently issued proposed regulations intended to clarify the application of the PFIC provisions to an insurance company. These proposed regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities.  This proposed regulation will not be effective until adopted in final form. Because of the legal uncertainties relating to how the proposed regulations will be interpreted and the form in which such regulations or any legislative proposal may be finalized, the Company cannot predict what impact, if any, such guidance or legislation would have on an investor that is subject to U.S. federal income tax.

Changes in U.S. federal income tax law could materially adversely affect an investment in AGL's common shares.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. For example, legislation has been introduced in Congress to limit the deductibility of reinsurance premiums paid by U.S. insurance companies to foreign affiliates and impose additional limits on deductibility of interest of foreign owned U.S. corporations. Another legislative proposal would treat a foreign corporation that is primarily managed and controlled in the U.S. as a U.S. corporation for U.S federal income tax purposes. Further, legislation based on the Tax Reform Task-Force Blueprint dated June 24, 2016, which recommends moving to a cash flow consumption-based tax system and provides for border adjustments taxing imports, may be introduced and enacted and its impact on the insurance industry may adversely impact the results of our operations. Also, legislation has previously been introduced to override the reduction or elimination of the U.S. withholding tax on certain U.S. source investment income under a tax treaty in the case of a deductible related party payment made by a U.S. member of a foreign controlled group to a foreign member of the group organized in a tax treaty country to the extent that the ultimate foreign parent corporation would not enjoy the treaty benefits with respect to such payments. It is possible that this or similar legislation could be introduced in and enacted by the current Congress or future Congresses that could have an adverse impact on the Company or the Company's shareholders.

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

As part of the Company's financial guaranty business, the Company has sold credit protection by insuring CDS entered into with various financial institutions. Assured Guaranty's CDS portfolio has experienced significant cumulative fair value losses which are only deductible for U.S. federal income tax purposes upon realization and, consequently, generate a significant deferred tax asset based on the Company's intended treatment of such losses as ordinary insurance losses upon realization. The U.S. federal income tax treatment of CDS is an unsettled area of the tax law. As such, it is possible that the IRS may decide that the losses generated by the Company's CDS business should be characterized as capital rather than ordinary insurance losses, which could materially adversely affect the Company's financial condition.

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
AGL is not incorporated in the U.K. and, accordingly, is only resident in the U.K. for U.K. tax purposes if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. AGL believes it is entitled to take advantage of the benefits of income tax treaties to which the U.K. is a party on the basis that it is has established central management and control in the U.K. AGL has obtained confirmation that there is a low risk of challenge to its residency status from HMRC under the facts as they stand today. The Board intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax-resident in the U.K. for U.K. tax purposes and to qualify for the benefits of income tax treaties to which the U.K. is a party. However, the concept of central management and control is a case-law concept that is not comprehensively defined in U.K. statute. In addition, it is a question of fact. Moreover, tax treaties may be revised in a way that causes AGL to fail to qualify for benefits thereunder. Accordingly, a change in relevant U.K. tax law or in tax treaties to which the U.K. is a party, or in AGL’s central management and control as a factual matter, or other events, could adversely affect the ability of Assured Guaranty to manage its capital in the efficient manner that it contemplated in establishing U.K. tax residence.
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

•
With respect to capital gains, if AGL were to dispose of shares in its direct subsidiaries or if it were deemed to have done so, it may realize a chargeable gain for U.K. tax purposes. Any tax charge would be based on AGL’s original acquisition cost. It is anticipated that any such future gain should qualify for exemption under the substantial shareholding exemption in Schedule 7AC to the Taxation of Chargeable Gains Act 1992. However, the availability of such exemption would depend on facts at the time of disposal, in particular the “trading” nature of the relevant subsidiary (and, in respect of disposal before April 1, 2017 only, the Assured Guaranty group). There is no statutory definition of what constitutes “trading” activities for this purpose and in practice reliance is placed on the published guidance of HMRC.

A change in U.K. tax law or its interpretation by HMRC, or any failure to meet all the qualifying conditions for relevant exemptions from U.K. corporation tax, could affect Assured Guaranty’s financial results of operations or its ability to provide returns to shareholders.
Assured Guaranty's financial results may be affected by measures taken in response to the OECD BEPS project.
The Organization for Economic Co-operation and Development published its final reports on Base Erosion and Profit Shifting (the BEPS Reports) in October 2015. The recommended actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. There are also recommended actions relating to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. In response to this, the U.K. Government has already made or proposed draft legislation to implement changes to transfer pricing, hybrid financial instruments and the deductibility of interest. Any further changes in U.K. tax law or changes in U.S. tax law in response to the BEPS Reports could adversely affect Assured Guaranty’s tax liability.
A new U.K. tax, the diverted profits tax (DPT), which is levied at 25%, came into effect from April 1, 2015, and, in substance, effectively anticipated some of the recommendations emerging from the BEPS Reports. This is an anti-avoidance measure, aimed at protecting the U.K. tax base against the diversion of profits away from the U.K. tax charge. In particular, DPT may apply to profits generated by economic activities carried out in the U.K., that are not taxed in the U.K. by reason of arrangements between companies in the same multinational group and involving a low-tax jurisdiction, including co-insurance and reinsurance. It is currently unclear whether DPT would constitute a creditable tax for U.S. foreign tax credit purposes. If any member of the Assured Guaranty group is liable to DPT, this could adversely affect the Company's results of operations.

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

The market price of AGL's common shares has experienced, and may continue to experience, significant volatility. Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of its common shares. These risks include those described or referred to in this "Risk Factors" section as well as, among other things:

•	investor perceptions of the Company, its prospects and that of the financial guaranty industry and the markets in which the Company operates;

•	the Company's operating and financial performance;

•	the Company's access to financial and capital markets to raise additional capital, refinance its debt or replace existing senior secured credit and receivables-backed facilities;

•	the Company's ability to repay debt;

•	the Company's dividend policy;

•	the amount of share repurchases authorized by the Company;

•	future sales of equity or equity-related securities;

•	changes in earnings estimates or buy/sell recommendations by analysts; and

•	general financial, economic and other market conditions.

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

Additionally, unlike indebtedness, where principal and interest customarily are payable on specified due dates, in the case of common shares, dividends are payable only when and if declared by AGL's Board or a duly authorized committee of the Board. Further, the common shares place no restrictions on its business or operations or on its ability to incur indebtedness or engage in any transactions, subject only to the voting rights available to stockholders generally.

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

More specifically, pursuant to the relevant provisions of the Code, if, and so long as, the common shares of a shareholder are treated as "controlled shares" (as determined under section 958 of the Code) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by AGL's issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a 9.5% U.S. Shareholder) are limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in AGL's Bye-Laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. For these purposes, "controlled shares" include, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

In addition, the Board may limit a shareholder's voting rights where it deems appropriate to do so to (1) avoid the existence of any 9.5% U.S. Shareholders, and (2) avoid certain material adverse tax, legal or regulatory consequences to the

Company or any of the Company's subsidiaries or any shareholder or its affiliates. AGL's Bye-Laws provide that shareholders will be notified of their voting interests prior to any vote taken by them.

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

AGL's Board may decline to approve or register a transfer of any common shares (1) if it appears to the Board, after taking into account the limitations on voting rights contained in AGL's Bye-Laws, that any adverse tax, regulatory or legal consequences to AGL, any of its subsidiaries or any of its shareholders may occur as a result of such transfer (other than such as the Board considers to be de minimis), or (2) subject to any applicable requirements of or commitments to the NYSE, if a written opinion from counsel supporting the legality of the transaction under U.S. securities laws has not been provided or if any required governmental approvals have not been obtained.

AGL's Bye-Laws also provide that if the Board determines that share ownership by a person may result in adverse tax, legal or regulatory consequences to the Company, any of the subsidiaries or any of the shareholders (other than such as the Board considers to be de minimis), then AGL has the option, but not the obligation, to require that shareholder to sell to AGL or to third parties to whom AGL assigns the repurchase right for fair market value the minimum number of common shares held by such person which is necessary to eliminate such adverse tax, legal or regulatory consequences.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda; the lease for this space expires in April 2021 and is renewable at the option of the Company.

In addition, the Company had been occupying offices at 31 West 52nd Street in New York City. In September 2015, the Company entered into a lease for 88,000 square feet of office space at 1633 Broadway in New York City, and later an additional 15,500 square feet for a total of 103,500 square feet; the new lease expires in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent. The Company agreed to terminate its existing lease in August 2016 and relocated its U.S. affiliates into the new office space in the summer of 2016.

Furthermore, the Company has offices in San Francisco and London. During 2016, the Company moved its London offices from 1 Finsbury Square to 6 Bevis Marks.

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future, including those described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid, Recovery Litigation. For example, as described there, in January 2016 the Company commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate executive orders issued by the Governor of Puerto Rico directing the retention or transfer of certain taxes and revenues pledged to secure the payment of certain bonds insured by the Company, and in July 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay in order to file a complaint to protect its interest in certain pledged PRHTA toll revenues. As another example, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under credit default swaps. AGC acts as the credit support provider of AGFP under these credit default swaps. LBIE's complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest.

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator of the MASTR Adjustable Rate Mortgages Trust 2007-3 (Wells Fargo), filed an interpleader complaint in the U.S. District Court for the Southern District of New York seeking adjudication of a dispute between Wales LLC (Wales) and AGM as to whether AGM is entitled to reimbursement from certain cashflows for principal claims paid in respect of insured certificates. On September 30, 2016, the court issued an opinion denying a motion for judgment on the pleadings filed by Wales. On January 3, 2017, the Court approved a Stipulation and Order of Dismissal of Wales from the action due to Wales having sold its interests in the MASTR Adjustable Rate Mortgages Trust 2007-3 certificates. On February 9, 2017, the remaining parties submitted a Stipulation and (Proposed) Order of Voluntary Dismissal, which the Court has not yet so-ordered. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 - $20 million, net of expected settlement payments and reinsurance in force.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of Assured Guaranty Ltd.

Name	Age	Position(s)
Dominic J. Frederico	64	President and Chief Executive Officer; Deputy Chairman
James M. Michener	64	General Counsel and Secretary
Russell B. Brewer II	59	Chief Surveillance Officer
Robert A. Bailenson	50	Chief Financial Officer
Bruce E. Stern	62	Executive Officer
Howard W. Albert	57	Chief Risk Officer

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

Common Stock Prices and Dividends

	2016			2015
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$26.82	$21.79	$0.13	$26.96	$24.21	$0.12
Second Quarter	27.45	23.43	0.13	29.75	22.55	0.12
Third Quarter	28.07	24.69	0.13	26.87	22.86	0.12
Fourth Quarter	39.03	27.42	0.13	29.62	24.39	0.12

On February 21, 2017, the closing price for AGL's common shares on the NYSE was $41.36, and the approximate number of shareholders of record at the close of business on that date was 76.

AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. For more information concerning AGL's dividends, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements.

2016 Share Purchases

In 2016, the Company repurchased a total of 10.7 million common shares for approximately $306 million, at an average price of $28.53 per share. From time to time, the Board authorizes the repurchase of common shares. Most recently, on February 22, 2017, the Board approved an incremental $300 million in share repurchases, which brings the current authorization, as of February 23, 2017, to $407 million. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, market conditions, the Company's capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity for additional information about share repurchases and authorizations.

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Fourth Quarter 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	692,002	$28.90	692,002	$95,000,101
November 1 - November 30	703,510	$33.21	703,510	$321,635,067
December 1 - December 31	1,905,105	$38.03	1,905,105	$249,175,822
Total	3,300,617	$35.09	3,300,617
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through February 23, 2017, the Company has repurchased a total of 72.2 million common shares for approximately $1,857 million, excluding commissions, at an average price of $25.71 per share.

(2)	Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2011 through December 31, 2016 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Index. The chart and table depict the value on December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016 of a $100 investment made on December 31, 2011, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financial Index
12/31/2011	$100.00	$100.00	$100.00
12/31/2012	111.17	115.99	128.74
12/31/2013	187.70	153.54	174.56
12/31/2014	210.58	174.54	201.06
12/31/2015	217.95	176.93	197.92
12/31/2016	317.34	198.07	242.95
___________________
Source: Bloomberg

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums	$864	$766	$570	$752	$853
Net investment income	408	423	403	393	404
Net realized investment gains (losses)	(29)	(26)	(60)	52	1
Realized gains and other settlements on credit derivatives	29	(18)	23	(42)	(108)
Net unrealized gains (losses) on credit derivatives	69	746	800	107	(477)
Fair value gains (losses) on committed capital securities	0	27	(11)	10	(18)
Fair value gains (losses) on financial guaranty variable interest entities	38	38	255	346	191
Bargain purchase gain and settlement of pre-existing relationships	259	214	—	—	—
Other income (loss)	39	37	14	(10)	108
Total revenues	1,677	2,207	1,994	1,608	954
Expenses:
Loss and loss adjustment expenses	295	424	126	154	504
Amortization of deferred acquisition costs	18	20	25	12	14
Interest expense	102	101	92	82	92
Other operating expenses	245	231	220	218	212
Total expenses	660	776	463	466	822
Income (loss) before (benefit) provision for income taxes	1,017	1,431	1,531	1,142	132
Provision (benefit) for income taxes	136	375	443	334	22
Net income (loss)	881	1,056	1,088	808	110
Earnings (loss) per share:
Basic	$6.61	$7.12	$6.30	$4.32	$0.58
Diluted	$6.56	$7.08	$6.26	$4.30	$0.57
Dividends per share	$0.52	$0.48	$0.44	$0.40	$0.36

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in millions, except per share amounts)
Balance sheet data (end of period):
Assets:
Investments and cash	$11,103	$11,358	$11,459	$10,969	$11,223
Premiums receivable, net of commissions payable	576	693	729	876	1,005
Ceded unearned premium reserve	206	232	381	452	561
Salvage and subrogation recoverable	365	126	151	174	456
Credit derivative assets	13	81	68	94	141
Total assets	14,151	14,544	14,919	16,285	17,240
Liabilities and shareholders' equity:
Unearned premium reserve	3,511	3,996	4,261	4,595	5,207
Loss and loss adjustment expense reserve	1,127	1,067	799	592	601
Reinsurance balances payable, net	64	51	107	148	219
Long-term debt	1,306	1,300	1,297	814	834
Credit derivative liabilities	402	446	963	1,787	1,934
Total liabilities	7,647	8,481	9,161	11,170	12,246
Accumulated other comprehensive income	149	237	370	160	515
Shareholders' equity	6,504	6,063	5,758	5,115	4,994
Book value per share	50.82	43.96	36.37	28.07	25.74
Consolidated statutory financial information:
Contingency reserve	$2,008	$2,263	$2,330	$2,934	$2,364
Policyholders' surplus	5,036	4,550	4,142	3,202	3,579
Claims-paying resources(1)	11,701	12,306	12,189	12,147	12,328
Outstanding Exposure:
Net debt service outstanding	$437,535	$536,341	$609,622	$690,535	$780,356
Net par outstanding	296,318	358,571	403,729	459,107	518,772
___________________

(1)
Based on accounting practices prescribed or permitted by U.S. insurance regulatory authorities, for all insurance subsidiaries. Claims-paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, statutory unearned premium reserves, statutory loss and LAE reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, and standby lines of credit/stop loss. Total claims-paying resources is used by the Company to evaluate the adequacy of capital resources. Includes an aggregate excess-of-loss reinsurance facility for $360 million for December 31, 2016 and 2015, $450 million for December 31, 2014 and $435 million for December 31, 2013 and 2012. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance and Other Monoline Exposures.

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

Introduction

The Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment, the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the U.K., and also guarantees obligations issued in other countries and regions, including Australia and Western Europe. The Company also provides other forms of insurance that are in line with its risk profile and benefit from its underwriting experience.

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

Economic Environment

The amount and pricing of new business the Company originates, as well as the financial health of the issuers whose obligations it insures, depend in part on the economic environment in the markets it serves, including the level of interest rates and credit spreads in those markets.

The overall U.S. economic environment continued improving during 2016. The U.S. Department of Commerce Bureau of Economic Analysis reported an advanced estimate that real gross domestic product increased 1.6% during 2016. According to the U.S. Bureau of Labor Statistics (BLS), the U.S. economy added an estimated 2.2 million jobs during 2016, and the estimated monthly unemployment rate did not exceed 5.0% in any month of the year, falling in the fourth quarter to levels not seen since 2007. Federal Reserve Board Chairman Janet Yellen stated in January 2017 that labor utilization was close to a normal level and other measures of labor utilization had improved appreciably.

The U.S. stock market trended higher during 2016 in response to continuing signs of economic improvement, although investors experienced considerable volatility related to oil prices, global economic uncertainty, and political developments such as the British electorate's vote in favor of Britain exiting the European Union (Brexit) and the U.S. presidential election. Stock market indices rose to record levels in the fourth quarter.

U.S. home prices, as measured by the S&P CoreLogic Case-Shiller U.S. National Home Price Index, continued to rise at a 5.6% rate over the 12 months ended November 30, 2016.

From the beginning of the year, the Federal Open Market Committee (FOMC) supported further improvement in labor market conditions and a return to 2% inflation. It maintained the target range for the federal funds rate at 1/4 to 1/2 percent until mid-December, when it raised it a quarter point to 1/2 to 3/4 percent and projected three additional increases during 2017. Average municipal interest rates were extremely low during the year, with the 30-year AAA MMD Index falling at times below 2%, a threshold not previously crossed in the modern era. The low rates helped produce record issuance in the U.S. municipal bond market while constraining the opportunities for bond insurers to add financial value.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Net income (loss)	$881	$1,056	$1,088
Operating income (non-GAAP)(1)	895	710	647
Gain (loss) related to the effect of consolidating FG VIEs (FG VIE consolidation) included in operating income	12	11	156

Net income (loss) per diluted share	6.56	7.08	6.26
Operating income per share (non-GAAP)(1)	6.68	4.76	3.73
Gain (loss) related to FG VIE consolidation included in operating income per share	0.10	0.07	0.90

Diluted shares	134.1	149.0	173.6

Gross written premiums (GWP)	154	181	104
Present value of new business production (PVP)(1)	214	179	168
Gross par written	17,854	17,336	13,171

	As of December 31, 2016		As of December 31, 2015
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,504	$50.82	$6,063	$43.96
Non-GAAP operating shareholders' equity(1)	6,386	49.89	5,925	42.96
Non-GAAP adjusted book value(1)	8,506	66.46	8,396	60.87
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	(7)	(0.06)	(21)	(0.15)
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(24)	(0.18)	(43)	(0.31)
Common shares outstanding (2)	128.0		137.9
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with GAAP and a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available. Please note that the Company changed its definition of Operating Income, Non-GAAP Operating Shareholders' Equity and Non-GAAP Adjusted Book Value starting in fourth quarter 2016 in response to new non-GAAP guidance issued by the SEC in 2016. Please refer to “—Non-GAAP Financial Measures” for additional details.

(2)	Please refer to "Key Business Strategies – Capital Management" below for information on common share repurchases.

Year Ended December 31, 2016

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations; changes in fair value of assets and liabilities of financial guaranty variable interest entities (FG VIEs) and committed capital securities (CCS); changes in the Company's own credit spreads; and changes in risk-free rates used to discount expected losses. Changes in credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIE assets and liabilities. In addition to non-economic factors, other factors such as: changes in expected losses, the amount and timing of refunding transactions and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements and transactions, acquisitions, and the effects of the Company's various loss mitigation strategies, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Net income for 2016 was $881 million compared with $1,056 million in 2015. The decrease was due primarily to lower fair value gains on credit derivatives in 2016 compared with 2015. This was offset in part by lower loss and LAE and higher premium accelerations.

Under the revised calculation of non-GAAP measures explained in "Non-GAAP Financial Measures" below, the Company reported operating income of $895 million in 2016, compared with $710 million in 2015. The increase in operating income was primarily due to lower operating loss and LAE and higher premium accelerations.

Shareholders' equity increased since December 31, 2015 due primarily to positive net income (including the effect of the CIFG Acquisition), which was partially offset by share repurchases, lower net unrealized gains on available for sale investment securities recorded in AOCI, and dividends. Non-GAAP operating shareholders' equity and non-GAAP adjusted book value also increased since December 31, 2015 due to positive operating income (including the effect of the CIFG Acquisition), offset in part by share repurchases and dividends. Book value, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share also benefited from the repurchase of 10.7 million common shares in 2016.

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

On the other hand, the persistently low interest rate environment has dampened demand for bond insurance and, after a number of years in which the Company was essentially the only financial guarantor, there are now two other financial guarantors active in one of its markets.

U.S. Municipal Market Data and Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2016	2015	2014
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$423.7	$377.6	$314.9
Total insured	$25.3	$25.2	$18.5
Insured by Assured Guaranty	$14.2	$15.1	$10.7
Number of issues:
New municipal bonds issued	12,271	12,076	10,162
Total insured	1,889	1,880	1,403
Insured by Assured Guaranty	904	1,009	697
Market penetration based on:
Par	6.0%	6.7%	5.9%
Number of issues	15.4%	15.6%	13.8%
Single A par sold	22.6%	22.1%	19.7%
Single A transactions sold	55.8%	54.1%	49.3%
$25 million and under par sold	17.8%	18.7%	16.5%
$25 million and under transactions sold	17.5%	17.6%	15.4%
____________________
(1)    Source: Thomson Reuters.

New Business Production

	Year Ended December 31,
	2016	2015	2014
	(in millions)
GWP
Public Finance—U.S.	$142	$119	$122
Public Finance—non-U.S.	15	41	6
Structured Finance—U.S.	(1)	23	(32)
Structured Finance—non-U.S.	(2)	(2)	8
Total GWP	$154	$181	$104
PVP(1):
Public Finance—U.S.	$161	$124	$128
Public Finance—non-U.S.	25	27	7
Structured Finance—U.S. (2)	27	22	24
Structured Finance—non-U.S.	1	6	9
Total PVP	$214	$179	$168
Gross Par Written:
Public Finance—U.S.	$16,039	$16,377	$12,275
Public Finance—non-U.S.	677	567	128
Structured Finance—U.S. (2)	1,114	327	418
Structured Finance—non-U.S.	24	65	350
Total gross par written	$17,854	$17,336	$13,171
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)	Includes a structured capital relief Triple-X excess of loss life reinsurance transaction written in 2016.

GWP include amounts collected in the current year on upfront new business written, the present value of contractual or expected premiums on new business written (discounted at risk free rates), and the effects of changes in the estimated lives of transactions in the inforce book of business. The decrease in GWP to $154 million in 2016 from $181 million in 2015, was due primarily to changes in estimated lives.

For the year ended December 31, 2016 compared with the year ended December 31, 2015, PVP increased by approximately 20% to $214 million, primarily due to an increase in secondary market U.S. public finance new business.

Outside the U.S., the Company generated $26 million of PVP in 2016 compared with $33 million of PVP in 2015. Non-U.S. public finance business generally represents European infrastructure transactions. The Company believes the U.K. currently presents the most new business opportunities for financial guarantees of infrastructure financings, which have typically required such guarantees for capital market access. These transactions typically have long lead times. The Company believes it is the only company in the private sector offering such financial guarantees outside the United States.

Structured finance transactions tend to have long lead times and may vary from period to period In general, the Company expects that structured finance opportunities will increase in the future as the global economy recovers, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company considers its involvement in both structured finance and international infrastructure transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond public finance. This category also includes a structured capital relief Triple-X excess of loss life reinsurance transaction.

The difference between GWP and PVP relates primarily to the difference in discount rates used in the calculation of PVP compared with GWP and the inclusion in GWP of the effects of changes in lives of the existing insured portfolio.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

In 2016, AGM sought and received approval from the NYDFS to repurchase $300 million of its common stock from its parent, Assured Guaranty Municipal Holdings Inc. (AGMH). The repurchase was effectuated on December 19, 2016. Subsequently, AGMH distributed the proceeds as dividends to its immediate parent, AGUS, and in 2017, AGUS began using these proceeds to pay dividends to AGL. AGL intends to use these funds predominantly to repurchase its publicly traded common shares. AGM and AGC have also been paying dividends to their parents, and MAC may also pay dividends to its parents. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements for additional information about dividends the Company's insurance companies may and have paid.

In 2014, AGUS issued 5.0% Senior Notes for net proceeds of $495 million. The net proceeds from the sale of the notes were used for general corporate purposes, including the repurchase of common shares of AGL.

From 2013 through February 23, 2017, the Company has repurchased a total of 72.2 million common shares for approximately $1,857 million, excluding commissions. On February 22, 2017 the Board of Directors authorized an additional $300 million in share repurchases. As of February 23, 2017, $407 million of authority remains under the Company's share repurchase authorizations. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016	306	10.7	28.53
2017 (through February 23, 2017)	142	3.6	39.65
Cumulative repurchases since the beginning of 2013	$1,857	72.2	$25.71

Accretive Effect of Cumulative Repurchases(1)

	Year Ended December 31,
	2016	2015	As of December 31, 2016	As of December 31, 2015
	(per share)
Net income	$1.90	$1.56
Operating income	1.94	1.00
Shareholders' equity			$8.92	$5.75
Non-GAAP operating shareholders' equity			8.59	5.45
Non-GAAP adjusted book value			14.38	10.74
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade financial guaranty and CDS contracts with net par of $6.6 billion in 2016, $2.8 billion in 2015 and $3.1 billion in 2014.

Alternative Strategies

The Company considers alternative strategies in order to create long-term shareholder value. For example, the Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, or by commuting business that it had previously ceded. These transactions enable the Company to improve its future earnings and deploy some of its excess capital. During 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies.

CIFG Holding Inc. On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFGH, for $450.6 million in cash. AGUS previously owned 1.6% of the outstanding shares of CIFGH, for which it received $7.1 million in consideration from AGC, resulting in a net consolidated purchase price of $443 million. AGC merged CIFGNA with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016. In 2016, the acquisition contributed net income and operating income of approximately $2.41 per share and $2.38 per share, respectively, including the bargain purchase gain, loss on settlement of pre-existing relationships and activity since the the date of the CIFG Acquisition (CIFG Acquisition Date). Shareholders' equity benefited by $2.23 per share, non-GAAP operating shareholders' equity benefited by $2.23 per share and non-GAAP adjusted book value benefited by $3.85 per share as of the CIFG Acquisition Date.

Radian Asset Assurance Inc. On April 1, 2015 (the Radian Acquisition Date), AGC completed the acquisition of Radian Asset for a cash purchase price of $804.5 million. In connection with the acquisition, AGC acquired Radian Asset’s entire insured portfolio, which resulted in an increase in net par outstanding as of the Radian Acquisition Date of approximately $13.6 billion, consisting of $9.4 billion of public finance net par outstanding and $4.2 billion of structured finance net par outstanding. In 2015, the acquisition contributed net income of approximately $2.46 per share and operating income of approximately $2.13 per share, including the bargain purchase gain, settlement of pre-existing relationships and activity since the Radian Acquisition Date. Shareholders' equity benefited by $1.04 per share, non-GAAP operating shareholders' equity benefited by $1.26 per share and non-GAAP adjusted book value benefited by $3.73 per share as of the Radian Acquisition Date.

MBIA UK Insurance Limited. On January 10, 2017, AGC completed its acquisition of MBIA UK Insurance Limited (MBIA UK), the European operating subsidiary of MBIA. As consideration for the outstanding shares of MBIA UK plus $23 million in cash, AGC exchanged all its holdings of notes issued in the Zohar II 2005-1 transaction. AGC’s Zohar II 2005-1 notes had a total outstanding principal of approximately $347 million and fair value of $334 million as of the date of acquisition. MBIA insured all of the notes issued in the Zohar II 2005-1 transaction. As of December 31, 2016, MBIA UK had an insured portfolio of approximately $12 billion of net par. MBIA UK has changed its name to Assured Guaranty (London) Ltd. (AGLN). Assured Guaranty currently maintains AGLN as a stand-alone entity. Assured Guaranty is actively working to combine AGLN with its other affiliated European insurance companies. Any such combination will be subject to regulatory and court approvals; as a result, Assured Guaranty cannot predict when, or if, such a combination will be completed.

Alternative Investments. The alternative investments group has been investigating a number of new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies, including, among others, both controlling and non-controlling investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. The Company continues to investigate additional opportunities.

Commutations. The Company entered into various commutation agreements to reassume previously ceded business in 2016, 2015 and 2014 that resulted in gains of $8 million in 2016, $28 million in 2015 and $23 million in 2014 and additional net unearned premium reserve of $0 in 2016, $23 million in 2015 and $20 million in 2014. The commutation gains were recorded in other income. The Company may also in the future enter into new commutation agreements reassuming portions of its remaining previously ceded business.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors with respect to a number of Puerto Rico credits. For example, on December 24, 2015, AGC and AGM entered into a Restructuring Support Agreement (RSA) with Puerto Rico Electric Power Authority (PREPA), an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Legislation meeting the requirements of the RSA was enacted on February 16, 2016, and a transition charge to be paid by PREPA rate payers for debt service on the securitization bonds as contemplated by the RSA was approved by the Puerto Rico Energy Commission on June 20, 2016. The closing of the restructuring transaction and the issuance of the surety bonds are subject to certain conditions, including execution of acceptable documentation and legal opinions. There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented as currently agreed. In addition, there also can be no assurance that the negotiations with respect to other Puerto Rico credits will result in agreements on a consensual recovery plans.

The Company is currently working with the servicers of some of the RMBS it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans and so improve the performance of the related RMBS. Many of the home equity lines of credit (HELOC) loans underlying the HELOC RMBS have entered or are entering their amortization periods, which results in material increases to the size of the monthly payments the borrowers are required to make.

The Company also continues to purchase attractively priced obligations, including BIG obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of assets purchased for loss mitigation purposes as of December 31, 2016 (excluding the value of the Company's insurance) was $1,299 million, with a par of $2,243 million (including bonds related to FG VIEs of $49 million in fair value and $236 million in par).

In some instances, the terms of the Company's policy gives it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses.

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company also continues to pursue providers of representations and warranties (R&W) by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, pursuing litigation against R&W providers. See Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid.

Other Events

Brexit

The Company is evaluating the impact on its business of the referendum held in the U.K on June 23, 2016, in which a majority voted to exit the EU, known as “Brexit”. Negotiations are expected to commence soon to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. The negotiations, once commenced, are likely to last for two years, or possibly more. Brexit may impact laws, rules and regulations applicable to the Company’s U.K. subsidiaries and U.K. operations.

The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves, which may materially adversely affect the Company’s business, results of operations and financial condition, but the Company has identified certain areas where Brexit may impact its business:

•
Currency Impact. The Company reports its accounts in U.S. dollars, while some of its income, expenses, assets and liabilities are denominated in other currencies, primarily the pound sterling and the euro. From December 31,

2015 to December 31, 2016, the value of pound sterling dropped from £0.68 per dollar to £0.81 per dollar, while the euro dropped from €0.83 per dollar to €0.95 per dollar. For the year ended 2016 the Company recognized losses of approximately $21 million in the consolidated statement of operations, net of tax, and approximately $32 million in OCI, net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. If the Company had owned AGLN during 2016, these impacts would have been greater.

•
U.K. Business. As of December 31, 2016, approximately $15.9 billion of the Company’s insured net par is to risks located in the U.K., and most of that exposure is to utilities, with much of the rest to hospital facilities, toll roads, government accommodation, housing associations, universities and other public purpose enterprises that the Company believes are not overly vulnerable to Brexit pressures. AGE is currently authorized by the PRA of the Bank of England with permissions sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance in the U.K. Most of the new transactions insured by AGE since 2008 have been in the U.K. As of December 31, 2016, approximately $10.0 billion of insured net par of AGLN, which the Company acquired in January 2017, is to risks located in the U.K.

•
Business Elsewhere in the EU. As of December 31, 2016, approximately $5.5 billion of the Company’s insured net par is to risks located in EU and EEA countries other than the U.K. As of December 31, 2016, approximately $1.5 billion of insured net par of AGLN, which the Company acquired in January 2017, is to risks located in EU and EEA countries other than the U.K. Currently, EU directives allow AGE to conduct business in other EU or EEA states based on its PRA permissions. This is sometimes called “passporting”. Depending on the terms of Brexit, AGE may, once Brexit is implemented, lose the ability to insure new transactions from London in non-U.K. EU and EEA countries without obtaining additional licenses, which may require a presence in another EU country. While pertinent laws and regulations have yet to be adopted or passed, the Company does not believe Brexit will adversely affect its surveillance and loss mitigation activities with respect to existing insured transactions in non-U.K. EU and EEA countries, except to the extent Brexit inhibits the issuance of new guaranties in distressed situations in non-U.K. EU or EEA countries. As noted above, most of the new transactions insured by AGE since 2008 have been in the U.K.

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

An understanding of the Company’s accounting policies is of critical importance to understanding its consolidated financial statements. See Part II, Item 8, Financial Statements and Supplementary Data, for a discussion of the significant accounting policies, the loss estimation process, and the fair value methodologies.

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of FG VIE’ assets, credit derivative assets and investments, represented approximately 19% and 20% of the total assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement, in for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Revenues:
Net earned premiums	$864	$766	$570
Net investment income	408	423	403
Net realized investment gains (losses)	(29)	(26)	(60)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	29	(18)	23
Net unrealized gains (losses)	69	746	800
Net change in fair value of credit derivatives	98	728	823
Fair value gains (losses) on CCS	0	27	(11)
Fair value gains (losses) on FG VIEs	38	38	255
Bargain purchase gain and settlement of pre-existing relationships	259	214	—
Other income (loss)	39	37	14
Total revenues	1,677	2,207	1,994
Expenses:
Loss and LAE	295	424	126
Amortization of deferred acquisition costs	18	20	25
Interest expense	102	101	92
Other operating expenses	245	231	220
Total expenses	660	776	463
Income (loss) before provision for income taxes	1,017	1,431	1,531
Provision (benefit) for income taxes	136	375	443
Net income (loss)	$881	$1,056	$1,088

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information and the expected timing of future premium earnings.

Net Earned Premiums

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$299	$308	$279
Accelerations:
Refundings	390	294	133
Terminations	34	23	2
Total accelerations	424	317	135
Total public finance	723	625	414
Structured finance(1)
Scheduled net earned premiums and accretion	96	125	152
Terminations	45	14	1
Total structured finance	141	139	153
Other	0	2	3
Total net earned premiums	$864	$766	$570
____________________

(1)	Excludes $16 million, $21 million and $32 million for 2016, 2015 and 2014, respectively, on consolidated FG VIEs.

2016 compared with 2015: Net earned premiums increased in 2016 compared with 2015 due primarily to higher accelerations, partially offset by the lower earned premiums resulting from the scheduled decline in par outstanding. At December 31, 2016, $3.3 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The CIFG Acquisition increased deferred premium revenue by $296 million at the date of the acquisition.

2015 compared with 2014: Net earned premiums increased in 2015 compared with 2014 due primarily to higher accelerations and the addition of the Radian Asset book of business, offset in part by lower earned premiums resulting from the scheduled decline in par outstanding. The Radian Asset Acquisition on April 1, 2015 increased deferred premium revenue by $549 million at the date of acquisition.

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

Net Investment Income (1)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Income from fixed-maturity securities managed by third parties	$306	$335	$324
Income from internally managed securities:
Fixed maturities	103	61	74
Other	7	37	14
Other	1	0	0
Gross investment income	417	433	412
Investment expenses	(9)	(10)	(9)
Net investment income	$408	$423	$403
____________________

(1)
Net investment income excludes $10 million for 2016 and $32 million for 2015 and $11 million in 2014, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

2016 compared with 2015: Net investment income decreased due primarily to lower average investment balance and lower average investment yield. The overall pre-tax book yield was 3.80% as of December 31, 2016 and 4.56% as of December 31, 2015, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.30% as of December 31, 2016 compared with 3.58% as of December 31, 2015.

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

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash.

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Gross realized gains on available-for-sale securities	$28	$44	$14
Gross realized losses on available-for-sale securities	(8)	(15)	(5)
Net realized gains (losses) on other invested assets	2	(8)	6
Other-than-temporary impairment	(51)	(47)	(75)
Net realized investment gains (losses)	$(29)	$(26)	$(60)

Other-than-temporary-impairments in 2016 were primarily attributable to securities purchased for loss mitigation purposes and changes in foreign exchange rates. Realized gains in 2016 were due primarily to sales of securities in order to fund the purchase of CIFGH by AGC.

Net realized investment losses for 2015 include a loss on a forward contract. Other-than-temporary-impairments in 2015 were primarily attributable to securities purchased for loss mitigation purposes. The realized gains in 2015 were due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC.

Net realized investment losses for 2014 included an other-than-temporary impairment that was primarily attributable to securities in the internally managed portfolio received as part of a restructuring of an insured transaction.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFGH, the parent of financial guaranty insurer CIFGNA, and merged CIFGNA with and into AGC, with AGC as the surviving company, on July 5, 2016. In connection with the acquisition, in 2016, the Company recognized a $357 million bargain purchase gain and a $98 million loss on settlement of pre-existing relationships.

On April 1, 2015, AGC completed the acquisition of Radian Asset and merged Radian Asset with and into AGC, with AGC as the surviving company of the merger. In connection with the acquisition, in 2015, the Company recognized a $55 million bargain purchase gain and a $159 million gain on settlement of pre-existing relationships.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Acquisitions, for additional information.

Other Income (Loss)

Other income (loss) comprises recurring items such as foreign exchange remeasurement gains and losses, ancillary fees on financial guaranty policies such as commitment and consent, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as commutation gains on re-assumptions of previously ceded business, loss mitigation recoveries and certain non-recurring items. In 2016, other income primarily comprised a benefit due to loss mitigation recoveries, offset in part by a loss on foreign exchange mainly due to the decline in the exchange rate of the pound sterling. In 2015 and 2014, other income primarily comprised a commutation gain on the reassumption of ceded books of business from certain reinsurers and benefits due to loss mitigation recoveries.

 Other Income (Loss)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$(33)	$(15)	$(21)
Commutation gains	8	28	23
Other	64	24	12
Total other income (loss)	$39	$37	$14

Economic Loss Development

     The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the loss estimation process, approach to projecting losses and the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Part II, Item 8, Financial Statements and Supplementary Data:

•Note 5 for expected loss to be paid,
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

The surveillance process for identifying transactions with expected losses is described in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Losses to be Paid. More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly.

Net expected loss to be paid consists primarily of the present value of future: expected claim and LAE payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, loss and LAE, and operating loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

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

Loss and LAE reported in operating income (i.e. operating loss and LAE) includes losses on financial guaranty insurance contracts, other than those eliminated due to consolidation of FG VIEs, and credit derivatives.

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

Net Expected Loss to be Paid

	As of December 31, 2016	As of December 31, 2015
	(in millions)
Public finance	$904	$809
Structured finance
U.S. RMBS before R&W payable (recoverable)	200	488
R&W payable (recoverable) (1)	6	(79)
U.S. RMBS after R&W	206	409
Other structured finance	88	173
Structured finance	294	582
Total	$1,198	$1,391
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

Economic Loss Development (Benefit) (1)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Public finance	$269	$405	$171
Structured finance
U.S. RMBS before R&W payable (recoverable)	(108)	(149)	0
R&W payable (recoverable)	17	67	(268)
U.S. RMBS after R&W	(91)	(82)	(268)
Other structured finance	(39)	(4)	67
Structured finance	(130)	(86)	(201)
Total	$139	$319	$(30)
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

2016 Net Economic Loss Development

The total economic loss development of $139 million in 2016 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 3.23% as of December 31, 2016 and 0.0% to 3.25% as of December 31, 2015. The effect of changes in the risk-free rates used to discount expected losses was a benefit of $15 million in 2016.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.4 billion as of December 31, 2016 compared with $7.8 billion as of December 31, 2015. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of December 31, 2016 will be $871 million, compared with $771 million as of December 31, 2015. Economic loss development in 2016 was $276 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $91 million and was due mainly to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $39 million, due primarily to a benefit from the purchase of a portion of an insured obligation as part of a loss mitigation strategy and and the commutation of certain assumed student loan exposures.

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

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.8 billion as of December 31, 2015 compared with $7.9 billion as of December 31, 2014. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of December 31, 2015 would be $771 million, compared with $303 million as of December 31, 2014. Economic loss development in 2015 was approximately $416 million, which was primarily attributable to certain Puerto Rico exposures.

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

Loss and LAE (Financial Guaranty Insurance Contracts)

The amount of loss and LAE recognized in the consolidated statements of operations for financial guaranty contracts accounted for as insurance, is dependent on the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis. For these transactions, each transaction’s expected loss to be expensed, net of estimated recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the consolidated statements of operations for the amount of such excess.

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

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Public finance	$304	$393	$191
Structured finance
U.S. RMBS	37	54	(129)
Other structured finance	(39)	5	94
Structured finance	(2)	59	(35)
Total insurance contracts before FG VIE consolidation	302	452	156
Elimination of losses attributable to FG VIEs	(7)	(28)	(30)
Total loss and LAE (1)	$295	$424	$126
____________________

(1)	Excludes credit derivative benefit of $20 million for 2016, credit derivative loss expense of $22 million for 2015 and credit derivative benefit of $77 million for 2014.

Loss and LAE in 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures.

Loss and LAE in 2015 comprised mainly changes in loss estimates on Puerto Rico exposures, second lien U.S. RMBS transactions and Triple-X life insurance transactions. Some of the increases were partially offset by improvements in first lien U.S. RMBS and student loan transactions.

In 2014, losses and LAE primarily included higher U.S. public finance loss estimates on Puerto Rico and Detroit, and higher structured finance losses attributable to Triple-X life insurance transactions. In 2014, loss and LAE also included benefits in the U.S. RMBS portfolio due primarily to the settlement of several R&W claims. Changes in risk-free rates used to discount losses also adversely affected loss expense for long-dated transactions, however this component of loss expense does not reflect actual credit impairment or improvement in the period.

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

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes $64 million related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2016
(in millions)
2017 (January 1 – March 31)	$8
2017 (April 1 – June 30)	10
2017 (July 1 – September 30)	8
2017 (October 1 – December 31)	9
Subtotal 2017	35
2018	34
2019	32
2020	32
2021	28
2022-2026	117
2027-2031	82
2032-2036	44
After 2036	17
Net expected loss to be expensed	421
Future accretion	373
Total expected future loss and LAE	$794

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

There has been very limited new issuance activity in this market over the past several years and as of December 31, 2016, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Part II, Item 8, Financial Statements and Supplemental Data, Note 7, Fair Value Measurement, for additional information.

Net Change in Fair Value of Credit Derivatives
Gain (Loss)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Realized gains on credit derivatives	$56	$63	$73
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(27)	(81)	(50)
Realized gains (losses) and other settlements (1)	29	(18)	23
Net unrealized gains (losses):
Pooled corporate obligations	(16)	147	(18)
U.S. RMBS	22	396	814
Commercial mortgage-backed securities (CMBS)	0	42	2
Other	63	161	2
Net unrealized gains (losses)	69	746	800
Net change in fair value of credit derivatives	$98	$728	$823
____________________

(1)	Includes realized gains and losses due to terminations and settlements of CDS contracts.

Net credit derivative premiums included in the realized gains on credit derivatives line in the table above, have declined in 2016, 2015 and 2014 due primarily to the decline in the net par outstanding to $17.0 billion at December 31, 2016 from $25.6 billion at December 31, 2015 and $35.0 billion at December 31, 2014. As part of its strategic initiative, the Company has been negotiating terminations of investment grade and BIG CDS contracts with its counterparties.The following table presents the effect of terminations on realized gains (losses) and other settlements on credit derivatives.

Terminations and Settlements
of Direct Credit Derivative Contracts

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net par of terminated credit derivative contracts	$3,811	$2,777	$3,591
Realized gains on credit derivatives	20	13	1
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	—	(116)	(26)
Net unrealized gains (losses) on credit derivatives	103	465	546

During 2016, unrealized fair value gains were generated primarily as a result of CDS terminations in the U.S. RMBS and other sectors, run-off of CDS par and price improvements on the underlying collateral of the Company’s CDS. The majority of the CDS transactions were terminated as a result of settlement agreements with several CDS counterparties. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

During 2015, unrealized fair value gains were generated primarily as a result of CDS terminations. The Company reached a settlement agreement with one CDS counterparty to terminate five Alt-A first lien CDS transactions resulting in unrealized fair value gains of $213 million and was the primary driver of the unrealized fair value gains in the U.S. RMBS sector. The Company also terminated a CMBS transaction, a Triple-X life insurance securitization transaction, and a distressed middle market CLO securitization during the period and recognized unrealized fair value gains of $41 million, $99 million and $99 million, respectively. These were the primary drivers of the unrealized fair value gains in the CMBS, Other, and pooled corporate collateralized loan obligation (CLO) sectors, respectively, during the period. The remainder of the fair value gains for the period were a result of tighter implied net spreads across all sectors. The tighter implied net spreads were primarily a result of the increased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased. Finally, during 2015, there was a refinement in methodology to address an instance in a U.S. RMBS transaction where the Company now expects recoveries. This refinement resulted in approximately $49 million in fair value gains in 2015.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Five-year CDS spread:
AGC	158	376	323
AGM	158	366	325

One-year CDS spread
AGC	35	139	80
AGM	29	131	85

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$183	$663	$1,396
Resulting from change in the Company’s credit spreads	(114)	83	(596)
After considering implication of the Company’s credit spreads	$69	$746	$800

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield CDO, TruPS CDOs, and CLO markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Interest Expense

Changes in interest expense between 2015 and 2014 relate to the timing of debt issuance. In June 2014, the Company issued $500 million aggregate principal amount of 5% Senior Notes due 2024. All other long term debt of the U.S. holding companies was outstanding throughout all three years presented. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Long-Term Debt and Credit Facilities. The following table presents the components of interest expense.

Interest Expense

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Debt issued by AGUS	$48	$49	$36
Debt issued by AGMH	54	54	54
Notes payable by AGM	0	(2)	2
Total	$102	$101	$92

In December 2016, $150 million of debt became floating rate interest debt, that resets quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

2016 compared with 2015: Other operating expenses increased in 2016 compared to 2015 due primarily to higher compensation expense and accelerated amortization of leasehold improvements as a result of the Company's move of its New York offices.

2015 compared with 2014: Other operating expenses increased in 2015 compared to 2014 due primarily to $12 million in expenses related to the Radian Asset Acquisition and expenses related to the relocation of the New York offices in the summer of 2016. The Radian Asset Acquisition expenses were comprised mainly of fees paid to financial and legal advisors and to the independent auditor. Relocation expenses include broker fees and accelerated depreciation of unamortized improvements in the current New York office.

Financial Guaranty Variable Interest Entities

As of December 31, 2016 and 2015, the Company consolidated 32 and 34 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment amounts. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

•	changes in fair value gains (losses) on FG VIE assets and liabilities,

•	the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse, and

•	the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt.

Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Consolidated Variable Interest Entities, for more details.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net earned premiums	$(16)	$(21)	$(32)
Net investment income	(10)	(32)	(11)
Net realized investment gains (losses)	1	10	(5)
Fair value gains (losses) on FG VIEs	38	38	255
Bargain purchase gain	—	2	—
Loss and LAE	7	28	30
Other income (loss)	0	0	(2)
Effect on income before tax	20	25	235
Less: tax provision (benefit)	7	8	82
Effect on net income (loss)	$13	$17	$153

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $38 million. The primary driver of the 2016 gain in fair value of FG VIE assets and liabilities was net mark-to-market gains due to price appreciation resulting from improvements in the underlying collateral of HELOC RMBS assets of the FG VIEs.

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

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, FG VIE fair value adjustments, loss and LAE reserve, unearned premium reserve and tax attributes for net operating losses, alternative minimum tax credits and foreign tax credits. As of December 31, 2016 and December 31, 2015, the Company had a net deferred income tax asset of $497 million and $276 million, respectively. The increase in 2016 from 2015 is mainly attributable to CIFG Acquisition.

Provision for Income Taxes and Effective Tax Rates

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Total provision (benefit) for income taxes	$136	$375	$443
Effective tax rate	13.4%	26.2%	28.9%

The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 20% unless subject to U.S. tax by election or as a U.S. CFC, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. CFC. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. The non-taxable book-to-tax differences were mostly consistent as compared to the prior period with the exception of the benefit on bargain purchase gain from the CIFG Acquisition and Radian Asset Acquisition. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Income Taxes, for more details.

Non-GAAP Financial Measures

To reflect the key financial measures that management analyzes in evaluating the Company’s operations and progress towards long-term goals, the Company discloses both financial measures determined in accordance with GAAP and financial measures not determined in accordance with GAAP (non-GAAP financial measures).

Financial measures identified as non-GAAP should not be considered substitutes for GAAP financial measures. The primary limitation of non-GAAP financial measures is the potential lack of comparability to financial measures of other companies, whose definitions of non-GAAP financial measures may differ from those of Assured Guaranty. Beginning in fourth quarter 2016, the Company’s publicly disclosed non-GAAP financial measures are different from the financial measures used by management in its decision making process and in its calculation of certain components of management compensation (core financial measures). The Company had previously excluded the effect of consolidating FG VIEs (FG VIE consolidation) in its calculation of its non-GAAP financial measures of operating income, non-GAAP operating shareholders’ equity and non-GAAP adjusted book value. Starting in fourth quarter 2016, based on the SEC's May 17, 2016 release of updated Compliance and Disclosure Interpretations of the rules and regulations on the use of non-GAAP financial measures, the Company will no longer adjust for FG VIE consolidation. However, wherever possible, the Company has separately disclosed the effect of FG VIE consolidation that is included in its non-GAAP financial measures. The prior-year non-GAAP financial measures have been updated to reflect the revised calculation.

Management and the Board use core financial measures, which are based on non-GAAP financial measures adjusted to remove FG VIE consolidation, as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company removes FG VIE consolidation in its core financial measures because, although GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company, the Company does not own such VIEs and its exposure is limited to its obligation under its financial guaranty insurance contract. By disclosing non-GAAP financial measures, along with FG VIE consolidation, the Company gives investors, analysts and financial news reporters access to information that management and the Board review internally. Assured Guaranty believes its presentation of non-GAAP financial measures and FG VIE consolidation provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and for investors, analysts and the financial news media to evaluate Assured Guaranty’s financial results.

Many investors, analysts and financial news reporters use non-GAAP operating shareholders’ equity, adjusted for FG VIE consolidation, as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Many of the Company’s fixed income investors also use this measure to evaluate the Company’s capital adequacy.

Many investors, analysts and financial news reporters also use non-GAAP adjusted book value, adjusted for FG VIE consolidation, to evaluate AGL’s share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Operating income adjusted for the effect of FG VIE consolidation enables investors and analysts to evaluate the Company’s financial results as compared with the consensus analyst estimates distributed publicly by financial databases.

The core financial measures that are used to help determine compensation are: (1) operating income, adjusted for FG VIE consolidation, (2) non-GAAP operating shareholders' equity, adjusted for FG VIE consolidation, (3) growth in non-GAAP adjusted book value per share, adjusted for FG VIE consolidation, and (4) PVP.

 The following paragraphs define each non-GAAP financial measure disclosed by the Company and describe why it is useful. A reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is presented below.

Operating Income

Management believes that operating income is a useful measure because it clarifies the understanding of the underwriting results and financial conditions of the Company and presents the results of operations of the Company excluding the fair value adjustments on credit derivatives and CCS that are not expected to result in economic gain or loss, as well as other adjustments described below. Management adjusts operating income further by removing FG VIE consolidation to arrive at its core operating income measure. Operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

2)
Elimination of non-credit-impairment unrealized fair value gains (losses) on credit derivatives, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, the Company's credit spreads, and other market factors and are not expected to result in an economic gain or loss.

3)
Elimination of fair value gains (losses) on the Company’s CCS. Such amounts are affected by changes in market interest rates, the Company's credit spreads, price indications on the Company's publicly traded debt, and other market factors and are not expected to result in an economic gain or loss.

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

5)	Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

Reconciliation of Net Income (Loss)
to Operating Income

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net income (loss)	$881	$1,056	$1,088
Less pre-tax adjustments:
Realized gains (losses) on investments	(30)	(27)	(56)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	36	505	687
Fair value gains (losses) on CCS	0	27	(11)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(33)	(15)	(21)
Total pre-tax adjustments	(27)	490	599
Less tax effect on pre-tax adjustments	13	(144)	(158)
Operating income	$895	$710	$647

Gain (loss) related to FG VIE consolidation (net of tax provision of $7, $4 and $84) included in operating income	$12	$11	$156

Non-GAAP Operating Shareholders’ Equity and Non-GAAP Adjusted Book Value

     Management believes that non-GAAP operating shareholders’ equity is a useful measure because it presents the equity of the Company excluding the fair value adjustments on investments, credit derivatives and CCS, that are not expected to result in economic gain or loss, along with other adjustments described below. Management adjusts non-GAAP operating shareholders’ equity further by removing FG VIE consolidation to arrive at its core operating shareholders' equity and core adjusted book value.

Non-GAAP operating shareholders’ equity is the basis of the calculation of non-GAAP adjusted book value (see below). Non-GAAP operating shareholders’ equity is defined as shareholders’ equity attributable to AGL, as reported under GAAP, adjusted for the following:

1)
Elimination of non-credit-impairment unrealized fair value gains (losses) on credit derivatives, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

2)
Elimination of fair value gains (losses) on the Company’s CCS. Such amounts are affected by changes in market interest rates, the Company's credit spreads, price indications on the Company's publicly traded debt, and other market factors and are not expected to result in an economic gain or loss.

3)
Elimination of unrealized gains (losses) on the Company’s investments that are recorded as a component of accumulated other comprehensive income (AOCI) (excluding foreign exchange remeasurement). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore should not recognize an economic gain or loss.

 4) Elimination of the tax asset or liability related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

Management uses non-GAAP adjusted book value, adjusted for FG VIE consolidation, to measure the intrinsic value of the Company, excluding franchise value. Growth in non-GAAP adjusted book value per share adjusted for FG VIE consolidation (core adjusted book value) is one of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors. Management believes that this is a useful measure because it enables an evaluation of the net present value of the Company’s in-force premiums and revenues net of expected losses. Non-GAAP adjusted book value is non-GAAP operating shareholders’ equity, as defined above, further adjusted for the following:

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

The premiums and revenues included in non-GAAP adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current non-GAAP adjusted book value due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults and other factors.

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of December 31, 2016		As of December 31, 2015
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,504	$50.82	$6,063	$43.96
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(189)	(1.48)	(241)	(1.75)
Fair value gains (losses) on CCS	62	0.48	62	0.45
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	316	2.47	373	2.71
Less taxes	(71)	(0.54)	(56)	(0.41)
Non-GAAP operating shareholders’ equity	6,386	49.89	5,925	42.96
Pre-tax adjustments:
Less: Deferred acquisition costs	106	0.83	114	0.83
Plus: Net present value of estimated net future credit derivative revenue	136	1.07	169	1.23
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,922	22.83	3,384	24.53
Plus taxes	(832)	(6.50)	(968)	(7.02)
Non-GAAP adjusted book value	$8,506	$66.46	$8,396	$60.87

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax benefit of $(4) and $(11))	$(7)	$(0.06)	$(21)	$(0.15)

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $(12) and $(22))	$(24)	$(0.18)	$(43)	$(0.31)

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

PVP or Present Value of New Business Production

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which GAAP gross written premiums and the net credit derivative premiums received and receivable portion of net realized gains and other settlements on credit derivatives (Credit Derivative Realized Gains (Losses)) do not adequately measure. PVP in respect of financial guaranty contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, discounted, in each case, at 6%. For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%, while under GAAP, these amounts are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Realized Gains (Losses) may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP

	Year Ended December 31, 2016
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$142	$15	$(1)	$(2)	$154
Less: Installment GWP and other GAAP adjustments(1)	(19)	15	(4)	(2)	(10)
Plus: Financial guaranty installment premium PVP	0	25	1	1	27
Plus: PVP of non-financial guaranty insurance	—	—	23	—	23
PVP	$161	$25	$27	$1	$214

	Year Ended December 31, 2015
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$119	$41	$23	$(2)	$181
Less: Installment GWP and other GAAP adjustments(1)	(5)	41	21	(2)	55
Plus: Financial guaranty installment premium PVP	0	27	18	1	46
Plus: PVP of non-financial guaranty insurance	—	—	2	5	7
PVP	$124	$27	$22	$6	$179

	Year Ended December 31, 2014
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$122	$6	$(32)	$8	$104
Less: Installment GWP and other GAAP adjustments(1)	(2)	5	(33)	8	(22)
Plus: Financial guaranty installment premium PVP	4	6	23	9	42
Plus: PVP of non-financial guaranty insurance	—	—	0	—	0
PVP	$128	$7	$24	$9	$168
_____________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

Insured Portfolio

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and principal and interest (debt service) outstanding because it manages such securities as investments, not insurance exposures. As of December 31, 2016 and December 31, 2015, the Company excluded $2.1 billion and $1.5 billion, respectively, of net par as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio, which are primarily BIG.

Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2016		As of December 31, 2015
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$107,717	A	$126,255	A
Tax backed	49,931	A-	58,062	A
Municipal utilities	37,603	A	45,936	A
Transportation	19,403	A-	23,454	A
Healthcare	11,238	A	15,006	A
Higher education	10,085	A	11,936	A
Infrastructure finance	3,769	BBB+	4,993	BBB
Housing	1,559	A-	2,037	A
Investor-owned utilities	697	BBB+	916	A-
Other public finance—U.S.	2,796	A	3,271	A
Total public finance—U.S.	244,798	A	291,866	A
Non-U.S.:
Infrastructure finance	10,731	BBB	12,728	BBB
Regulated utilities	9,263	BBB+	10,048	BBB+
Pooled infrastructure	1,513	AAA	1,879	AA
Other public finance	4,874	A	4,922	A
Total public finance—non-U.S.	26,381	BBB+	29,577	BBB+
Total public finance	271,179	A-	321,443	A
Structured finance:
U.S.:
Pooled corporate obligations	10,050	AAA	16,008	AAA
RMBS	5,637	BBB-	7,067	BBB-
Insurance securitizations	2,308	A+	3,000	A+
Consumer receivables	1,652	BBB+	2,099	A-
Financial products	1,540	AA-	1,906	AA-
Commercial receivables	230	BBB-	427	BBB+
CMBS and other commercial real estate related exposures	43	A	533	AAA
Other structured finance—U.S.	597	AA-	730	AA-
Total structured finance—U.S.	22,057	A+	31,770	AA-
Non-U.S.:
Pooled corporate obligations	1,535	AA	3,645	AA
RMBS	604	A-	492	BBB
Commercial receivables	356	BBB+	600	BBB+
Other structured finance	587	AA	621	AA-
Total structured finance—non-U.S.	3,082	AA-	5,358	AA-
Total structured finance	25,139	AA-	37,128	AA-
Total net par outstanding	$296,318	A	$358,571	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating (1)
As of December 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,066	0.8%	$2,221	8.4%	$9,757	44.2%	$1,447	47.0%	$15,491	5.2%
AA	46,420	19.0	170	0.6	5,773	26.2	127	4.1	52,490	17.7
A	133,829	54.7	6,270	23.8	1,589	7.2	456	14.8	142,144	48.0
BBB	55,103	22.5	16,378	62.1	879	4.0	759	24.6	73,119	24.7
BIG	7,380	3.0	1,342	5.1	4,059	18.4	293	9.5	13,074	4.4
Total net par outstanding	$244,798	100.0%	$26,381	100.0%	$22,057	100.0%	$3,082	100.0%	$296,318	100.0%
_____________________

(1)	The December 31, 2016 amounts include $2.9 billion of net par from the CIFG Acquisition.

 Financial Guaranty Portfolio by Internal Rating (1)
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	The December 31, 2015 amounts include $10.9 billion of net par from the Radian Asset Acquisition.

The tables below show the Company's ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2016:

Ten Largest U.S. Public Finance Exposures
by Revenue Source
As of December 31, 2016

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$4,468	1.8%	BBB+
Illinois (State of)	2,269	0.9	BBB+
California (State of)	1,849	0.8	A
New York (City of) New York	1,804	0.7	A+
Pennsylvania (Commonwealth of)	1,771	0.7	A-
Chicago (City of) Illinois	1,699	0.7	BBB+
New York (State of)	1,670	0.7	A+
Puerto Rico, General Obligation, Appropriations and Guarantees of the Commonwealth	1,663	0.7	CCC-
Massachusetts (Commonwealth of)	1,627	0.7	AA
Port Authority of New York & New Jersey	1,337	0.5	BBB+
Total of top ten U.S. public finance exposures	$20,157	8.2%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2016

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Securitization	$800	3.6%	AA
Synthetic Investment Grade Pooled Corporate CDO	766	3.5	AAA
Synthetic Investment Grade Pooled Corporate CDO	744	3.4	AAA
Synthetic Investment Grade Pooled Corporate CDO	655	3.0	AAA
Synthetic Investment Grade Pooled Corporate CDO	563	2.6	AAA
Synthetic Investment Grade Pooled Corporate CDO	516	2.3	AAA
Private US Insurance Securitization	500	2.3	AA
Synthetic Investment Grade Pooled Corporate CDO	450	2.0	AAA
SLM Private Credit Student Trust 2007-A	450	2.0	A-
Synthetic Investment Grade Pooled Corporate CDO	440	2.0	AAA
Total of top ten U.S. structured finance exposures	$5,884	26.7%

Ten Largest Non-U.S. Exposures
As of December 31, 2016

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Hydro-Quebec, Province of Quebec	Canada	$1,985	6.7%	A+
Thames Water Utility Finance PLC	United Kingdom	1,146	3.9	A-
Societe des Autoroutes du Nord et de l'Est de France S.A.	France	926	3.1	BBB+
Channel Link Enterprises Finance PLC	France, United Kingdom	768	2.6	BBB
Verbund - Lease and Sublease of Hydro-Electric Equipment	Austria	677	2.3	AAA
Capital Hospitals (Barts)	United Kingdom	671	2.3	BBB-
Sydney Airport Finance Company	Australia	631	2.1	BBB
Southern Water Services Limited	United Kingdom	615	2.1	A-
InspirED Education (South Lanarkshire) PLC	United Kingdom	608	2.1	BBB-
Southern Gas Networks PLC	United Kingdom	556	1.9	BBB
Total of top ten non-U.S. exposures		$8,583	29.1%

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of the Company's financial guaranty portfolio.

Geographic Distribution
of Financial Guaranty Portfolio
As of December 31, 2016

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
California	1,459	$42,404	14.3%
Texas	1,271	20,599	7.0
Pennsylvania	852	20,232	6.8
New York	935	19,637	6.6
Illinois	776	17,967	6.1
Florida	324	12,643	4.3
New Jersey	495	12,560	4.2
Michigan	506	7,985	2.7
Georgia	172	6,372	2.2
Ohio	409	5,554	1.9
Other states and U.S. territories	3,475	78,845	26.6
Total U.S. public finance	10,674	244,798	82.7
U.S. Structured finance (multiple states)	610	22,057	7.4
Total U.S.	11,284	266,855	90.1
Non-U.S.:
United Kingdom	112	15,940	5.4
Australia	18	3,036	1.0
Canada	9	2,730	0.9
France	14	1,809	0.6
Italy	9	1,311	0.4
Other	53	4,637	1.6
Total non-U.S.	215	29,463	9.9
Total	11,499	$296,318	100.0%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio by original size of the Company's exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2016

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	15,018	$40,484	14.9%
$10 through $50 million	5,198	86,376	31.9
$50 through $100 million	937	48,058	17.7
$100 million to $200 million	430	42,938	15.8
$200 million or greater	238	53,323	19.7
Total	21,821	$271,179	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2016

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	186	$94	0.4%
$10 through $50 million	241	1,765	7.0
$50 through $100 million	85	2,469	9.8
$100 million to $200 million	127	4,805	19.1
$200 million or greater	139	16,006	63.7
Total	778	$25,139	100.0%

Exposures by Reinsurer

Ceded par outstanding represents the portion of insured risk ceded to external reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and as a result have been downgraded by the rating agencies. In addition, state insurance regulators have intervened with respect to some of these insurers.

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table below post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of December 31, 2016 was approximately $387 million.

 Assumed par outstanding represents the amount of par assumed by the Company from third party insurers and reinsurers, including other monoline financial guaranty companies. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums.

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to financial guaranty insurers in "second-to-pay" transactions, where the Company provides insurance on an obligation that is already insured by another financial guarantor. In that case, if the underlying obligor and the financial guarantor both fail to pay an amount scheduled to be paid, the Company would be obligated to pay. The Company underwrites these transactions based on the underlying obligation, without regard to the financial guarantor. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance and Other Monoline Exposures.

Monoline and Reinsurer Exposure
by Company

	Par Outstanding
	As of December 31, 2016
Reinsurer	Ceded Par Outstanding (1)	Second-to- Pay Insured Par Outstanding (2)	Assumed Par Outstanding
	(in millions)
Reinsurers rated investment grade:
Tokio Marine & Nichido Fire Insurance Co., Ltd. (3) (4)	$3,436	$—	$—
Mitsui Sumitomo Insurance Co. Ltd. (3) (4)	1,273	—	—
National	—	4,420	4,364
Subtotal	4,709	4,420	4,364
Reinsurers rated BIG, with rating withdrawn or not rated:
American Overseas Reinsurance Company Limited (3)	3,573	—	30
Syncora Guarantee Inc. (3)	2,062	1,098	655
ACA Financial Guaranty Corp.	637	20	—
Ambac Assurance Corporation	115	2,862	6,695
MBIA	—	1,024	165
MBIA UK (5)	—	319	211
FGIC (6)	—	1,194	410
Ambac Assurance Corp. Segregated Account	—	73	614
Other (3)	60	529	120
Subtotal	6,447	7,119	8,900
Total	$11,156	$11,539	$13,264
____________________

(1)	Of the total ceded par to reinsurers rated BIG, had rating withdrawn or not rated, $384 million is rated BIG.

(2)	The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG is $788 million.

(3)	The total collateral posted by all non-affiliated reinsurers required or had agreed to post collateral as of December 31, 2016 was approximately $387 million.

(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(5)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Acquisitions, for more information on MBIA UK.

(6)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of December 31, 2016, all of which are rated BIG. Puerto Rico has experienced significant general fund budget deficits in recent years and a challenging economic environment. Beginning on January 1, 2016, a number of Puerto Rico credits have defaulted on bond payments, and the Company has now paid claims on several Puerto Rico credits as shown in the table "Puerto Rico Net Par Outstanding" below. Additional information about recent developments in Puerto Rico and the individual credits insured by the Company may be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a Constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year.  The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to clawback revenues supporting debt insured by the Company. As described in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's recent attempt to claw back pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Net Exposure to Puerto Rico
As of December 31, 2016

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding (2)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (3)	$680	$378	$421	$(3)	$1,476	$1,577
Puerto Rico Public Buildings Authority (PBA) (3)	11	169	0	(11)	169	174
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (3) (4)	273	519	209	(83)	918	949
PRHTA (Highway revenue)	213	93	44	—	350	556
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA) (3)	—	17	1	—	18	18
Other Public Corporations
PREPA	417	73	234	—	724	876
Puerto Rico Aqueduct and Sewer Authority (PRASA)	—	285	88	—	373	373
Municipal Finance Agency (MFA)	175	61	98	—	334	488
Puerto Rico Sales Tax Financing Corporation (COFINA)	262	—	9	—	271	271
University of Puerto Rico (U of PR)	—	1	—	—	1	1
Total net exposure to Puerto Rico	$2,031	$1,748	$1,104	$(97)	$4,786	$5,435
____________________

(1)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(2)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $31 million and a fully accreted net par at maturity of $63 million. Of these amounts, current net par of $19 million and fully accreted net par at maturity of $50 million relate to the COFINA, current net par of $7 million and fully accreted net par at maturity of $7 million relate to the PRHTA, and current net par of $5 million and fully accreted net par at maturity of $5 million relate to the Commonwealth General Obligation Bonds.

(3)	As of the date of this filing, the Company has paid claims on these credits.

(4)	The December 31, 2016 amount includes $46 million of net par from CIFG Acquisition.

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
Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of December 31, 2016

	Scheduled Net Par Amortization
	2017 (1Q)	2017 (2Q)	2017 (3Q)	2017 (4Q)	2018	2019	2020	2021	2022 -2026	2027 -2031	2032 -2036	2037 -2041	2042 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$0	$93	$0	$75	$82	$136	$16	$226	$254	$489	$105	$—	$1,476
PBA	—	—	28	—	—	3	5	13	24	42	54	—	—	169
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	0	36	0	38	32	25	18	119	156	295	194	5	918
PRHTA (Highway revenue)	—	—	10	—	10	21	22	26	30	62	169	—	—	350
PRCCDA	—	—	—	—	—	—	—	—	—	19	133	—	—	152
PRIFA	—	—	—	—	2	—	—	—	2	—	—	14	—	18
Other Public Corporations
PREPA	0	0	5	—	4	25	42	21	322	279	26	0	—	724
PRASA	—	—	—	—	—	—	—	—	53	57	—	2	261	373
MFA	—	—	48	—	47	44	37	33	98	27	—	—	—	334
COFINA	0	0	0	0	(1)	(1)	(1)	(2)	(5)	(7)	34	102	152	271
U of PR	—	—	0	—	0	0	0	0	0	0	1	—	—	1
Total net par for Puerto Rico	$0	$0	$220	$0	$175	$206	$266	$125	$869	$889	$1,201	$417	$418	$4,786

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of December 31, 2016

	Scheduled Net Debt Service Amortization
	2017 (1Q)	2017 (2Q)	2017 (3Q)	2017 (4Q)	2018	2019	2020	2021	2022 -2026	2027 -2031	2032 -2036	2037 -2041	2042 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$38	$0	$131	$0	$146	$150	$200	$73	$488	$445	$595	$112	$—	$2,378
PBA	4	—	32	—	7	10	13	20	54	58	62	—	—	260
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	24	0	60	0	84	76	67	59	305	308	404	229	5	1,621
PRHTA (Highway revenue)	10	—	19	—	29	39	39	42	96	120	196	—	—	590
PRCCDA	3	—	4	—	7	7	7	7	35	50	151	—	—	271
PRIFA	0	—	0	—	3	1	1	1	7	4	3	15	—	35
Other Public Corporations
PREPA	15	2	20	2	37	58	74	52	440	322	29	0	—	1,051
PRASA	10	—	10	—	20	19	19	19	147	129	68	70	327	838
MFA	8	—	57	—	62	56	47	40	118	30	—	—	—	418
COFINA	6	0	6	0	13	13	13	13	69	68	103	162	160	626
U of PR	0	—	0	—	0	0	0	0	0	0	1	—	—	1
Total net par for Puerto Rico	$118	$2	$339	$2	$408	$429	$480	$326	$1,759	$1,534	$1,612	$588	$492	$8,089
Exposure to U.S. Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of December 31, 2016, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 24% of total BIG net par outstanding. See Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of December 31, 2016

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$2	$174	$28	$1,471	$0	$1,675
AA	24	240	52	276	0	592
A	14	11	0	85	0	111
BBB	24	5	—	80	0	108
BIG	141	570	81	1,134	1,225	3,151
Total exposures	$205	$1,000	$161	$3,045	$1,225	$5,637

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2016

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	31	43	15	959	74	1,122
2005	102	376	30	164	264	936
2006	72	76	28	682	352	1,210
2007	—	504	89	1,176	536	2,305
2008	—	—	—	65	—	65
Total exposures	205	1,000	161	3,045	1,225	5,637

Exposure to Selected European Countries

The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal, Spain and Turkey (collectively, the Selected European Countries). The Company added Turkey to its list of Selected European Countries in 2016, as a result of the recent political turmoil in the country. The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following tables, both gross and net of ceded reinsurance.

Gross Direct Economic Exposure
to Selected European Countries(1)
As of December 31, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$239	$1,107	$78	$430	$—	$1,854
Non-sovereign exposure(3)	117	443	—	—	202	762
Total	$356	$1,550	$78	$430	$202	$2,616
Total BIG	$287	$—	$78	$430	$—	$795

Net Direct Economic Exposure
to Selected European Countries(1)
As of December 31, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$236	$880	$76	$342	$—	$1,534
Non-sovereign exposure(3)	114	399	—	—	202	715
Total	$350	$1,279	$76	$342	$202	$2,249
Total BIG	$283	$—	$76	$342	$—	$701
____________________

(1)	While exposures are shown in U.S. dollars, the obligations are in various currencies, primarily euros.

(2)
Sub-sovereign exposure in Selected European Countries includes transactions backed by receivables from, or supported by, sub-sovereigns, which are governmental or government-backed entities other than the ultimate governing body of the country.

(3)	Non-sovereign exposure in Selected European Countries includes debt of regulated utilities, RMBS and diversified payment rights (DPR) securitizations.

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $108 million with a fair value of $2 million, net of reinsurance. The Company’s credit derivative transactions are governed by ISDA documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

The Company rates $283 million of its direct net par exposure to the Republic of Hungary BIG. The sub-sovereign transaction it rates BIG is an infrastructure financing dependent on payments by government agencies, while the non-sovereign transactions it rates BIG are covered mortgage bonds issued by Hungarian banks.  The Company rates one insured Hungarian covered bond transaction investment grade.

The Company does not rate any of its direct exposure to the Republic of Italy BIG.  The Company’s sub-sovereign exposure to Italy depends on payments by Italian governmental entities, while its non-sovereign Italian exposure is comprised primarily of securities backed by Italian residential mortgages or in one case a government-sponsored water utility.

The Company rates all of its direct exposure to the Kingdom of Spain and the Republic of Portugal BIG.  The Company’s direct sub-sovereign exposure to Spain and Portugal includes infrastructure financings dependent on payments by sub-sovereigns and government agencies and financings dependent on lease and other payments by sub-sovereigns and government agencies.

The $202 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and Euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $115 million to Selected European Countries (plus Greece) in transactions with $2.8 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $3 million across several highly rated pooled corporate obligations with net par outstanding of $129 million.

Identifying Exposure to Selected European Countries

When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For most exposures this can be a relatively straight-forward determination as, for example, a debt issue supported by availability payments for a toll road in a particular country. The Company may also assign portions of a risk to more than one geographic location as it has, for example, in a residential mortgage backed security backed by residential mortgage loans in both Germany and Italy. The Company may also have exposures to the Selected

European Countries in business assumed from third party insurers and reinsurers. In the case of assumed business, the Company depends upon geographic information provided by the primary insurer.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Intercompany sources (uses):
Dividends paid by AGC to AGUS	$79	$90	$69
Dividends paid by AGM to AGMH	247	215	160
Dividends paid by AG Re to AGL	100	150	82
Dividends paid by other subsidiaries of AGMH	—	—	10
Repayment of surplus note by AGM to AGMH	—	25	50
Proceeds to AGMH from repurchase of common shares by AGM	300	—	—
Repayment of loan by AGUS to AGRO	(20)	—	—
Issuance of note by AGUS to AGC(1)	—	(200)	—
Repayment of note by AGC to AGUS(1)	—	200	—
External sources (uses):
Dividends paid to AGL shareholders	(69)	(72)	(76)
Repurchases of common shares by AGL(2)	(306)	(555)	(590)
Interest paid by AGMH and AGUS	(95)	(95)	(83)
Proceeds from issuance of long-term debt	—	—	495
____________________

(1)	On March 31, 2015, AGUS, as lender, provided $200 million to AGC, as borrower, from available funds to help fund the purchase of Radian Asset. AGC repaid that loan in full on April 14, 2015.

(2)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity, for additional information about share repurchases and authorizations.

Dividends From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC, AGM, MAC and to AG Re, are described in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2017 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $232 million, of which approximately $81 million is estimated to be available for distribution in the first quarter of 2017.

•
The maximum amount available during 2017 for AGC to distribute as ordinary dividends is approximately $107 million, of which approximately $29 million is available for distribution in the first quarter of 2017.

•
The maximum amount available during 2017 for MAC to distribute as dividends without regulatory approval is estimated to be approximately $49 million.  MAC currently intends to allocate the distribution of such amount quarterly in 2017.

•
Based on the applicable law and regulations, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which is $314 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2016, AG Re had unencumbered assets of approximately $596 million.

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

On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2014. The notes are guaranteed by AGL. The net proceeds of the notes were used for general corporate purposes, including the purchase of AGL common shares.

Intercompany Loans and Guarantees

On March 30, 2015, AGUS loaned $200 million to AGC to facilitate the acquisition of Radian Asset on April 1, 2015. AGC repaid the loan in full on April 14, 2015.

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. Such commitment terminates on October 25, 2018 (the loan termination date). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Internal Revenue Code Sec. 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity. AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan termination date. No amounts are currently outstanding under the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2016, AGUS repaid $20 million in outstanding principal as well as accrued any unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of December 31, 2016, $70 million remained outstanding.

Furthermore, AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by AGUS and AGMH, and the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, in each case, as described under "Commitments and Contingencies -- Long-Term Debt Obligations" below.

Cash and Investments

As of December 31, 2016, AGL had $36 million in cash and short-term investments. AGUS and AGMH had a total of $259 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $147 million in fixed-maturity securities with weighted average duration of 0.2 years.

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

On June 30, 2016, MAC obtained approval from the NYDFS to repay its $300 million surplus note to Municipal Assurance Holdings Inc. (MAC Holdings) and its $100 million surplus note (plus accrued interest) to AGM. Accordingly, on June 30, 2016, MAC transferred cash and/or marketable securities to (i) MAC Holdings in an aggregate amount equal to $300 million, and (ii)  AGM in an aggregate amount of $102.5 million. MAC Holdings, upon receipt of such $300 million from MAC, distributed cash and/or marketable securities in an aggregate amount of $300 million to its shareholders, AGM and AGC, in proportion to their respective 61% and 39% ownership interests such that AGM received $182 million and AGC received $118 million.

On November 25, 2016, the New York Superintendent approved AGM's request to repurchase 125 of its shares of common stock from its direct parent, AGMH, for approximately $300 million. AGM implemented the stock redemption plan in December 2016. Each share repurchased by AGM was retired and ceased to be an authorized share. Pursuant to AGM's Amended and Restated Charter, the par value of AGM's remaining shares of common stock issued and outstanding increased automatically in order to maintain AGM's total paid-in capital at $15 million and its authorized capital at $20 million.

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

Claims (Paid) Recovered

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Public finance	$(216)	$(29)	$(144)
Structured finance:
U.S. RMBS before benefit for recoveries for breaches of R&W	(179)	(270)	(304)
Net benefit for recoveries for breaches of R&W	89	173	663
U.S. RMBS after benefit for recoveries for breaches of R&W	(90)	(97)	359
Other structured finance	(48)	(161)	2
Structured finance	(138)	(258)	361
Claims (paid) recovered, net of reinsurance(1)	$(354)	$(287)	$217
____________________

(1)	Includes $11 million, $21 million and $20 million paid in 2016, 2015 and 2014, respectively, for consolidated FG VIEs.

As of December 31, 2016, the Company had exposure of approximately $528 million to a long-term infrastructure project that was financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from the project to be sufficient to repay all of the debt over the life of the project concession, and also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay claims when the debt matures from 2018 to 2022, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the performance of the underlying collateral.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.8 billion , all of which are BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth has defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled "pay-as-you-go" basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis. As of December 31, 2016, the Company was posting approximately $116 million to secure its obligations under CDS. Of that amount, approximately $100 million related to $516 million in CDS gross par insured where the amount of required collateral is capped and the remaining $16 million related to $174 million in CDS gross par insured where the amount of required collateral is based on movements in the mark-to-market valuation of the underlying exposure. In February 2017, the Company terminated its remaining CDS contracts with one of its counterparties as to which it has a cap on its posting requirement and relating to approximately $183 million gross par and $73 million of collateral posted, as December 31, 2016, and the collateral is being returned to the Company.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$(165)	$(95)	$509
Effect of FG VIE consolidation	24	43	68
Net cash flows provided by (used in) operating activities - reported	(141)	(52)	577
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	489	823	(423)
Effect of FG VIE consolidation	587	171	327
Net cash flows provided by (used in) investing activities - reported	1,076	994	(96)
Net cash flows provided by (used in) financing activities before effects of FG VIE consolidation	(367)	(633)	(189)
Effect of FG VIE consolidation	(611)	(214)	(396)
Net cash flows provided by (used in) financing activities - reported (1)	(978)	(847)	(585)
Effect of exchange rate changes	(5)	(4)	(5)
Cash at beginning of period	166	75	184
Total cash at the end of the period	$118	$166	$75
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from FG VIE consolidation, cash outflows from operating activities increased in 2016 compared with 2015 due primarily to claim payments on Puerto Rico bonds, higher accelerated claim payments as a means of mitigating future losses and lower cash received from commutations.

Excluding net cash flows from FG VIE consolidation, cash inflows from operating activities decreased in 2015 compared with 2014 due primarily to lower R&W cash recoveries in 2015 than the comparable prior year period.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in 2016, 2015 and 2014 include inflows of $629 million, $400 million and $408 million from paydowns on FG VIE assets, respectively. The increase in inflows from FG VIEs in 2016 was due to the proceeds from a paydown of a large transaction. In 2016, the Company paid $435 million, net of cash acquired, to acquire CIFGH. In 2015, the Company sold securities to fund the acquisition of Radian Asset by AGC and paid $800 million, net of cash acquired, to acquire Radian Asset.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in 2016, 2015 and 2014 include outflows of $611 million, $214 million and $396 million for FG VIEs, respectively. The increase in outflows from FG VIEs in 2016 was due to the paydown of a large transaction. In 2016, the Company paid $306 million to repurchase 10.7 million common shares; in 2015, the Company paid $555 million to repurchase 21.0 million common shares; and in 2014, the Company paid $590 million to repurchase 24.4 million common shares.

From January 1, 2017 through February 23, 2017, the Company repurchased an additional 3.6 million common shares. As of February 23, 2017, the Company had remaining authorization to purchase common shares of $407 million on a settlement basis. For more information about the Company's share repurchases and authorizations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items.

The principal executive offices of AGL and AG Re consist of approximately 8,250 square feet of office space located in Hamilton, Bermuda; the lease for this space expires in April 2021. AGM entered into an operating lease as of September 30, 2015 for new office space originally comprising one full floor and one partial floor at 1633 Broadway in New York City.  The Company moved the principal place of business of AGM, AGC, MAC and the Company's other U.S. based subsidiaries from 31 West 52nd Street in New York City to this new location in the third quarter of 2016. The new lease is for approximately 88,000 square feet and runs until 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent. The fixed annual rent, which commences after an initial rent holiday, begins at $6.2 million, rising in two steps to $7.3 million for the last five years of the initial term.  In connection with the move and in return for rent abatement and certain other concessions, AGM terminated its lease on its office space at 31 West 52nd Street, which had been scheduled to run until 2026. On September 23, 2016, AGM entered into an amendment to its new lease to include the remaining portion of the partial floor for the remainder of the lease term. The fixed annual rent for the remaining portion of the partial floor, which commences after an initial rent holiday, begins at $1.1 million per annum, rising in two steps to $1.3 million for the last five years of the initial term. In addition, the Company leases office space in London and San Francisco, California. See “–Contractual Obligations” for lease payments due by period. Rent expense was $13.4 million in 2016, $10.5 million in 2015 and $10.1 million in 2014.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of December 31,		Year Ended December 31,
	2016	2015	2016	2015	2014
	(in millions)
AGUS:
7% Senior Notes(1)	$200	$200	$14	$14	$14
5% Senior Notes(1)	500	500	25	25	13
Series A Enhanced Junior Subordinated Debentures(2)	150	150	10	10	10
Total AGUS	850	850	49	49	37
AGMH(3):
67/8% QUIBS(1)	100	100	7	7	7
6.25% Notes(1)	230	230	14	14	14
5.6% Notes(1)	100	100	6	6	6
Junior Subordinated Debentures(2)	300	300	19	19	19
Total AGMH	730	730	46	46	46
AGM(3):
AGM Notes Payable	9	12	0	0	3
Total AGM	9	12	0	0	3
Total	$1,589	$1,592	$95	$95	$86
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

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

Series A Enhanced Junior Subordinated Debentures issued by AGUS.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures pay a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month London Interbank Offered Rate (LIBOR) plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

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

If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from monies that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds). The tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as the strip coverage) from its own sources. AGM issued financial guaranty insurance policies (known as strip policies) that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. Following such events, AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $953 million as of December 31, 2016. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At December 31, 2016, approximately $1.5 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (Dexia Crédit Local (NY)), entered into a credit facility (the Strip Coverage Facility). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. There have never been any borrowings under the Strip Coverage Facility, the amount of the leveraged leases covered by the Strip Coverage Facility has declined since July 1, 2009 and, to date, none of the leveraged lease transactions in which AGM acts as the strip coverage provider has experienced an early termination due to a lease default. Consequently, and in view of the credit quality of the relevant tax-exempt entities and the cost of the Strip Coverage Facility, the Company determined that maintaining the Strip Coverage Facility was no longer warranted. On July 29, 2016, the parties terminated the Strip Coverage Facility.

Committed Capital Securities

Each of AGC and AGM have issued $200 million of CCS pursuant to transactions in which AGC CCS or AGM’s Committed Preferred Trust Securities (the AGM CPS), as applicable, were issued by custodial trusts created for the primary purpose of issuing such securities, investing the proceeds in high-quality assets and providing put options to AGC or AGM, as applicable. The put options allow AGC and AGM to issue non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. For both AGC and AGM, four initial trusts were created, each with an initial aggregate face amount of $50 million. The Company does not consider itself to be the primary beneficiary of the trusts for either the AGC or AGM CCS and the trusts are not consolidated in Assured Guaranty's financial statements.

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

     AGC Committed Capital Securities. AGC entered into separate put agreements with four custodial trusts with respect to its CCS in April 2005. The AGC put options have not been exercised through the date of this filing. Initially, all of AGC CCS were issued to a special purpose pass-through trust (the Pass-Through Trust). The Pass-Through Trust was dissolved in April 2008 and the AGC CCS were distributed to the holders of the Pass-Through Trust's securities. Neither the Pass-Through Trust nor the custodial trusts are consolidated in the Company's financial statements.  Income distributions on the Pass-Through Trust securities and CCS were equal to an annualized rate of one-month LIBOR plus 110 basis points for all periods ending on or prior to April 8, 2008. Following dissolution of the Pass-Through Trust, distributions on the AGC CCS are determined pursuant to an auction process. On April 7, 2008 this auction process failed, thereby increasing the annualized rate on the AGC CCS to one-month LIBOR plus 250 basis points. Distributions on the AGC preferred stock will be determined pursuant to the same process. AGC continues to have the ability to exercise its put option and cause the related trusts to purchase AGC Preferred Stock.

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

	As of December 31, 2016
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in millions)
Long-term debt(1):
7% Senior Notes	$14	$28	$28	$373	$443
5% Senior Notes	25	50	50	563	688
Series A Enhanced Junior Subordinated Debentures	5	11	12	443	471
6 7/8% QUIBS	7	14	14	650	685
6.25% Notes	14	29	29	1,393	1,465
5.6 Notes	6	11	11	557	585
Junior Subordinated Debentures	19	38	38	1,164	1,259
Notes Payable	4	3	1	1	9
Operating lease obligations(2)	6	17	17	88	128
Other compensation plans(3)	15	—	—	—	15
Estimated claim payments(4)	231	298	65	1,969	2,563
Other	15	—	—	—	15
Total	$361	$499	$265	$7,201	$8,326
 ____________________

(1)	Includes interest and principal payments. See Note 16, Long-Term Debt and Credit Facilities, in Part II, Item 8, Financial Statements and Supplementary Data for expected maturities of debt.

(2)	Operating lease obligations exclude escalations in building operating costs and real estate taxes.

(3)
Amount excludes approximately $56 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $19 million of liabilities under Performance Retention Plan, which are payable at the time of vesting or termination of employment by either employer or employee. Given the nature of these awards, we are unable to determine the year in which they will be paid.

(4)
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

The Company’s fixed-maturity securities and short-term investments had a duration of 5.3 years as of December 31, 2016 and 5.4 years as of December 31, 2015. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement and Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of December 31, 2016		As of December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,269	$5,432	$5,528	$5,841
U.S. government and agencies	424	440	377	400
Corporate securities	1,612	1,613	1,505	1,520
Mortgage-backed securities(1):
RMBS	998	987	1,238	1,245
CMBS	575	583	506	513
Asset-backed securities	835	945	831	825
Foreign government securities	261	233	290	283
Total fixed-maturity securities	9,974	10,233	10,275	10,627
Short-term investments	590	590	396	396
Total fixed-maturity and short-term investments	$10,564	$10,823	$10,671	$11,023
 ____________________

(1)	Government-agency obligations were approximately 42% of mortgage backed securities as of December 31, 2016 and 54% as of December 31, 2015, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of December 31, 2016 and December 31, 2015, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	0
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities(1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities(1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2016, 41 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2016 was $59 million. As of December 31, 2015, of the securities in an unrealized loss position for 12 months or more, nine securities had unrealized losses greater than 10% of book value with an unrealized loss of $26 million. The Company has determined that the unrealized losses recorded as of December 31, 2016 and December 31, 2015 were yield related and not the result of other-than-temporary-impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2016

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$482	$550
Due after one year through five years	1,725	1,727
Due after five years through 10 years	2,112	2,155
Due after 10 years	4,082	4,231
Mortgage-backed securities:
RMBS	998	987
CMBS	575	583
Total	$9,974	$10,233

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2016 and December 31, 2015. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of December 31, 2016	As of December 31, 2015
AAA	11.6%	10.8%
AA	54.8	59.0
A	17.9	17.6
BBB	1.9	0.9
BIG(1)	13.5	11.4
Not rated	0.3	0.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash.

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $285 million and $283 million, based on fair value, as of December 31, 2016 and December 31, 2015, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,420 million and $1,411 million, based on fair value, as of December 31, 2016 and December 31, 2015, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $116 million and $305 million as of December 31, 2016 and December 31, 2015, respectively. In February 2017, the Company terminated substantially all of its remaining CDS contracts with one of its counterparties and all of the collateral that the Company had been posting to that counterparty is being returned to the Company. See Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Contracts Accounted for as Credit Derivatives.

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

The GIC Business

Until November 2008, AGMH, through its financial products business, offered GICs to municipalities and other market participants. The GICs were issued through certain non-insurance subsidiaries of AGMH. In return for an initial payment, each GIC entitles its holder to receive the return of the holder’s invested principal plus interest at a specified rate, and to withdraw principal from the GIC as permitted by its terms. AGM insures the payment obligations on all these GICs. The proceeds of GICs were loaned to AGMH’s former subsidiary FSA Asset Management LLC (FSAM). FSAM in turn invested these funds in fixed-income obligations (the FSAM assets). As of December 31, 2016, approximately 25% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S. AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated, even though AGMH no longer holds any ownership interest in FSAM or the GIC issuers.

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

As of December 31, 2016, the aggregate accreted GIC balance was approximately $1.5 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2016, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.8 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of December 31, 2016, the commitment totaled $1.4 billion, of which approximately $0.8 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

Despite the put contract and revolving credit agreement, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the United States, AGM remains subject to the risk that Dexia SA and its affiliates may not fulfill their contractual obligations. In that case, the GIC issuers may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies.

A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM in respect to AGMH's former GIC business. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's. FSAM is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. As of December 31, 2016, FSA Global Funding Limited had approximately $560 million of medium term notes outstanding.

Leveraged Lease Business

Under the Strip Coverage Facility entered into in connection with the acquisition of AGMH, Dexia Credit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on certain AGM strip policies issued in connection with the leveraged lease business. The leveraged lease business, the AGM strip policies and the Strip Coverage Facility are described further under "Commitments and Contingencies-Recourse Credit Facility" above. There have never been any borrowings under the Strip Coverage Facility, the amount of the leveraged leases covered by the Strip Coverage Facility has declined since July 1, 2009 and, to date, none of the leveraged lease transactions in which AGM acts as the strip coverage provider has experienced an early termination due to a lease default. Consequently, and in view of the credit quality of the relevant tax-exempt entities and the cost of the Strip Coverage Facility, the Company determined that maintaining the Strip Coverage Facility was no longer warranted. On July 29, 2016, the parties terminated the Strip Coverage Facility.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to adverse changes in earnings, cash flow or fair value. The Company's primary market risk exposures in respect of market risk sensitive instruments include interest rate risk, foreign currency exchange rate risk and credit spread risk. The Company's primary exposure to market risk is summarized below:

•
The fair value of credit derivatives within the financial guaranty portfolio of insured obligations which fluctuate based on changes in credit spreads of the underlying obligations and the Company's own credit spreads.

•	The fair value of the investment portfolio is primarily driven by changes in interest rates and also affected by changes in credit spreads.

•	The fair value of the investment portfolio contains foreign denominated securities whose value fluctuates based on changes in foreign exchange rates.

•	The carrying value of premiums receivable include foreign denominated receivables whose value fluctuates based on changes in foreign exchange rates.

•
The fair value of the assets and liabilities of consolidated FG VIE's may fluctuate based on changes in prepayment spreads, default rates, interest rates, and house price depreciation/appreciation. The fair value of the FG VIE liabilities would also fluctuate based on changes in the Company's credit spread.

Sensitivity of Credit Derivatives to Credit Risk

Unrealized gains and losses on credit derivatives are a function of changes in the estimated fair value of the Company's credit derivative contracts. If credit spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. The Company considers the impact of its own credit risk, together with credit spreads on the risk that it insured through CDS contracts, in determining their fair value. The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2016 and December 31, 2015 was 158 bps and 376 bps, respectively. The quoted price of five-year CDS contracts traded on AGM at December 31, 2016 and December 31, 2015 was 158 bps and 366 bps, respectively. Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads, although this may not always be the case. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC and AGM can have a more significant financial statement impact than the changes in underlying collateral prices.

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

Effect of Changes in Credit Spread

	As of December 31, 2016		As of December 31, 2015
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(791)	$(402)	$(742)	$(377)
50% widening in spreads	(590)	(201)	(554)	(189)
25% widening in spreads	(490)	(101)	(460)	(95)
10% widening in spreads	(430)	(41)	(403)	(38)
Base Scenario	(389)	—	(365)	—
10% narrowing in spreads	(351)	38	(330)	35
25% narrowing in spreads	(295)	94	(277)	88
50% narrowing in spreads	(203)	186	(190)	175
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments' values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk primarily in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed‑income securities generally decreases; as interests rates fall for an available-for-sale portfolio, the fair value of fixed-income securities generally increases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk, however, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prevent investment in high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's fixed-maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Sensitivity to Change in Interest Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
December 31, 2016	$1,215	$957	$537	$(528)	$(1,063)	$(1,578)
December 31, 2015	1,561	1,107	568	(557)	(1,094)	(1,607)

Sensitivity of Other Areas to Interest Rate Risk

Insurance

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

In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities.  There are several RMBS transactions in our insured portfolio which benefit from excess spread either by covering losses in a particular period, or reimbursing past claims under our policies. As of December 31, 2016, the Company projects approximately $225 million of excess spread for all of its RMBS transactions over their remaining lives.

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

Interest Expense

Beginning in the fourth quarter of 2016, fluctuation in interest rates also impacts the Company’s interest expense. On December 15, 2016, the series A enhanced junior subordinated debentures issued by AGUS began to accrue interest at a floating rate, reset quarterly, equal to three month London Interbank Offered Rate (3-month LIBOR) plus a margin equal to 2.38% (prior to December 15, 2016, the debentures paid a fixed 6.4% rate of interest). The 3-month LIBOR rate used for the December 15, 2016 interest rate reset is 0.96%. Increases to 3-month LIBOR will cause the Company’s interest expense to rise while decreases to 3-month LIBOR will lower the Company’s interest expense. If 3-month LIBOR increases by 70%, the Company’s interest expense will increase by approximately $1 million. Conversely, if 3-month LIBOR decreases by 70%, the Company’s interest expense will decrease by approximately $1 million.

Sensitivity of Investment Portfolio to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio. Securities denominated in currencies other than U.S. Dollar were 4.7% and 4.9% of the fixed-maturity securities and short-term investments as of December 31, 2016 and 2015, respectively. The Company's material exposure is to changes in the dollar/pound sterling exchange rate. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in OCI.

Sensitivity to Change in Foreign Exchange Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
December 31, 2016	$(153)	$(102)	$(51)	$51	$102	$153
December 31, 2015	(163)	(108)	(54)	54	108	163

Sensitivity of Premiums Receivable to Foreign Exchange Rate Risk

The Company has foreign denominated premium receivables. The Company's material exposure is to changes in dollar/pound sterling and dollar/euro exchange rates.

Sensitivity to Change in Foreign Exchange Rates
on Premium Receivable, Net of Reinsurance

	Increase (Decrease) in Premium Receivable from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
December 31, 2016	$(77)	$(52)	$(26)	$26	$52	$77
December 31, 2015	(96)	(64)	(32)	32	64	96

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Assured Guaranty Ltd. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2017

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of December 31, 2016	As of December 31, 2015
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,974 and $10,275)	$10,233	$10,627
Short-term investments, at fair value	590	396
Other invested assets	162	169
Total investment portfolio	10,985	11,192
Cash	118	166
Premiums receivable, net of commissions payable	576	693
Ceded unearned premium reserve	206	232
Deferred acquisition costs	106	114
Reinsurance recoverable on unpaid losses	80	69
Salvage and subrogation recoverable	365	126
Credit derivative assets	13	81
Deferred tax asset, net	497	276
Current income tax receivable	12	40
Financial guaranty variable interest entities’ assets, at fair value	876	1,261
Other assets	317	294
Total assets	$14,151	$14,544
Liabilities and shareholders’ equity
Unearned premium reserve	$3,511	$3,996
Loss and loss adjustment expense reserve	1,127	1,067
Reinsurance balances payable, net	64	51
Long-term debt	1,306	1,300
Credit derivative liabilities	402	446
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	807	1,225
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	151	124
Other liabilities	279	272
Total liabilities	7,647	8,481
Commitments and contingencies (See Note 15)
Common stock ($0.01 par value, 500,000,000 shares authorized; 127,988,230 and 137,928,552 shares issued and outstanding)	1	1
Additional paid-in capital	1,060	1,342
Retained earnings	5,289	4,478
Accumulated other comprehensive income, net of tax of $70 and $104	149	237
Deferred equity compensation (320,193 and 320,193 shares)	5	5
Total shareholders’ equity	6,504	6,063
Total liabilities and shareholders’ equity	$14,151	$14,544

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Net earned premiums	$864	$766	$570
Net investment income	408	423	403
Net realized investment gains (losses):
Other-than-temporary impairment losses	(47)	(47)	(76)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	4	0	(1)
Net impairment loss	(51)	(47)	(75)
Other net realized investment gains (losses)	22	21	15
Net realized investment gains (losses)	(29)	(26)	(60)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	29	(18)	23
Net unrealized gains (losses)	69	746	800
Net change in fair value of credit derivatives	98	728	823
Fair value gains (losses) on committed capital securities	0	27	(11)
Fair value gains (losses) on financial guaranty variable interest entities	38	38	255
Bargain purchase gain and settlement of pre-existing relationships	259	214	—
Other income (loss)	39	37	14
Total revenues	1,677	2,207	1,994
Expenses
Loss and loss adjustment expenses	295	424	126
Amortization of deferred acquisition costs	18	20	25
Interest expense	102	101	92
Other operating expenses	245	231	220
Total expenses	660	776	463
Income (loss) before income taxes	1,017	1,431	1,531
Provision (benefit) for income taxes
Current	117	75	96
Deferred	19	300	347
Total provision (benefit) for income taxes	136	375	443
Net income (loss)	$881	$1,056	$1,088

Earnings per share:
Basic	$6.61	$7.12	$6.30
Diluted	$6.56	$7.08	$6.26
Dividends per share	$0.52	$0.48	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$881	$1,056	$1,088
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(34), $(36) and $80	(71)	(93)	196
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(5), $(23) and $(9)	(9)	(43)	(20)
Unrealized holding gains (losses) arising during the period, net of tax	(80)	(136)	176
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(10), $(7) and $(21)	(16)	(10)	(41)
Change in net unrealized gains (losses) on investments	(64)	(126)	217
Other, net of tax provision	(24)	(7)	(7)
Other comprehensive income (loss)	(88)	(133)	210
Comprehensive income (loss)	$793	$923	$1,298

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2013	182,177,866	$2	$2,466	$2,482	$160	$5	$5,115
Net income	—	—	—	1,088	—	—	1,088
Dividends ($0.44 per share)	—	—	—	(76)	—	—	(76)
Common stock repurchases	(24,413,781)	0	(590)	—	—	—	(590)
Share-based compensation and other	542,576	0	11	—	—	—	11
Other comprehensive income	—	—	—	—	210	—	210
Balance at December 31, 2014	158,306,661	2	1,887	3,494	370	5	5,758
Net income	—	—	—	1,056	—	—	1,056
Dividends ($0.48 per share)	—	—	—	(72)	—	—	(72)
Common stock repurchases	(20,995,419)	(1)	(554)	—	—	—	(555)
Share-based compensation and other	617,310	0	9	—	—	—	9
Other comprehensive loss	—	—	—	—	(133)	—	(133)
Balance at December 31, 2015	137,928,552	$1	$1,342	$4,478	$237	$5	$6,063
Net income	—	—	—	881	—	—	881
Dividends ($0.52 per share)	—	—	—	(70)	—	—	(70)
Common stock repurchases	(10,721,248)	0	(306)	—	—	—	(306)
Share-based compensation and other	780,926	0	24	—	—	—	24
Other comprehensive loss	—	—	—	—	(88)	—	(88)
Balance at December 31, 2016	127,988,230	$1	$1,060	$5,289	$149	$5	$6,504

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net Income	$881	$1,056	$1,088
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	39	27	23
Net amortization of premium (discount) on investments	(34)	(25)	(16)
Provision (benefit) for deferred income taxes	19	300	347
Net realized investment losses (gains)	29	17	60
Net unrealized losses (gains) on credit derivatives	(69)	(746)	(800)
Fair value losses (gains) on committed capital securities	0	(27)	11
Bargain purchase gain and settlement of pre-existing relationships	(259)	(214)	—
Change in deferred acquisition costs	9	9	3
Change in premiums receivable, net of premiums and commissions payable	128	(8)	108
Change in ceded unearned premium reserve	22	79	69
Change in unearned premium reserve	(777)	(744)	(332)
Change in loss and loss adjustment expense reserve, net	(105)	244	182
Change in current income tax	27	(45)	(45)
Change in financial guaranty variable interest entities' assets and liabilities, net	(24)	(6)	(170)
(Purchases) sales of trading securities, net	—	8	78
Other	(27)	23	(29)
Net cash flows provided by (used in) operating activities	(141)	(52)	577
Investing activities
Fixed-maturity securities:
Purchases	(1,646)	(2,577)	(2,801)
Sales	1,365	2,107	1,251
Maturities	1,155	898	877
Net sales (purchases) of short-term investments	17	897	158
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	629	400	408
Acquisition of CIFG, net of cash acquired	(435)	—	—
Acquisition of Radian Asset, net of cash acquired	—	(800)	—
Other	(9)	69	11
Net cash flows provided by (used in) investing activities	1,076	994	(96)
Financing activities
Dividends paid	(69)	(72)	(76)
Repurchases of common stock	(306)	(555)	(590)
Share activity under option and incentive plans	10	(2)	1
Net paydowns of financial guaranty variable interest entities’ liabilities	(611)	(214)	(396)
Net proceeds from issuance of long-term debt	—	—	495
Repayment of long-term debt	(2)	(4)	(19)
Net cash flows provided by (used in) financing activities	(978)	(847)	(585)
Effect of foreign exchange rate changes	(5)	(4)	(5)
Increase (decrease) in cash	(48)	91	(109)
Cash at beginning of period	166	75	184
Cash at end of period	$118	$166	$75
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$74	$103	$122
Interest	$95	$95	$86
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (U.S.) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Australia and Western Europe. The Company also provides other forms of insurance that are in line with its risk profile and benefit from its underwriting experience.

In the past, the Company sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps (CDS). Contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts. The Company’s credit derivative transactions are governed by International Swaps and Derivative Association, Inc. (ISDA) documentation. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS in the U.S. since 2009. The Company actively pursues opportunities to terminate existing CDS, which have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, (collectively, the Subsidiaries), and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior-year balances have been reclassified to conform to the current year's presentation.

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. (AGM), domiciled in New York;

•	Municipal Assurance Corp. (MAC), domiciled in New York;

•	Assured Guaranty Corp. (AGC), domiciled in Maryland;

•	Assured Guaranty (Europe) Ltd. (AGE), organized in the U.K.; and

•	Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd (AGRO), domiciled in Bermuda.

The Company’s organizational structure includes various holding companies, two of which—Assured Guaranty U.S. Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) – have public debt outstanding. See Note 16, Long-Term Debt and Credit Facilities and Note 21, Subsidiary Information.

Significant Accounting Policies

The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to translating foreign functional currency financial statements for U.S. GAAP reporting are recorded in other comprehensive income (loss) (OCI). Gains and losses relating to transactions in foreign denominations in subsidiaries where the functional currency is the U.S. dollar, are reported in the consolidated statement of operations.

The chief operating decision maker manages the operations of the Company at a consolidated level. Therefore, all results of operations are reported as one segment.

Other significant accounting policies are included in the following notes.

Significant Accounting Policies

Acquisitions	Note 2
Expected loss to be paid (insurance, credit derivatives and FG VIE contracts)	Note 5
Contracts accounted for as insurance (premium revenue recognition, loss and loss adjustment expense and policy acquisition cost)	Note 6
Fair value measurement	Note 7
Credit derivatives (at fair value)	Note 8
Variable interest entities (at fair value)	Note 9
Investments and cash	Note 10
Income taxes	Note 12
Earnings per share	Note 17
Stock based compensation	Note 19

Future Application of Accounting Standards

Income Taxes

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Under the ASU, the selling (transferring) entity is required to recognize a current income tax expense or benefit upon transfer of the asset.  Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted.  The ASU’s amendments are to be applied on a modified retrospective basis recognizing the effects in retained earnings as of the beginning of the year of adoption.  The Company is currently evaluating the effect on its Consolidated Financial Statements of adopting this ASU.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows with the objective of reducing the existing diversity in practice. Under the ASU, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the ASU requires a reconciliation be presented either on the face of the statement of cash flows or in the notes to the financial statements showing the totals in the statement of cash flows to the related captions in the balance sheet. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If the ASU is adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. This ASU will not have a material impact on the Company’s Consolidated Statements of Cash Flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The issues addressed in the new guidance include debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. This ASU will not have a material impact on the Company’s Consolidated Statements of Cash Flows.

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in this ASU are intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will use forward-looking information to better inform their credit loss estimates as a result of the ASU. While many of the loss estimation techniques applied today will still be permitted, the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU requires enhanced disclosures to help investors and other financial statement users to better understand significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization’s portfolio.

In addition, the ASU amends the accounting for credit losses on available-for-sale securities and purchased financial assets with credit deterioration. The ASU also eliminates the concept of “other than temporary” from the impairment model for certain available-for-sale securities. Accordingly, the ASU states that an entity must use an allowance approach, must limit the allowance to an amount at which the security’s fair value is less than its amortized cost basis, may not consider the length of time fair value has been less than amortized cost, and may not consider recoveries in fair value after the balance sheet date when assessing whether a credit loss exists. For purchased financial assets with credit deterioration, the ASU requires an entity’s method for measuring credit losses to be consistent with its method for measuring expected losses for originated and purchased non-credit-deteriorated assets.

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

Financial Instruments

In January 2016, the FASB issued ASU  2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU are intended to make targeted improvements to GAAP by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under the ASU, certain equity securities will need to be accounted for at fair value with changes in fair value recognized through net income.  Currently, the Company recognizes unrealized gains and losses for these securities in OCI. Another amendment pertains to liabilities that an entity has elected to measure at fair value in accordance with the fair value option for financial instruments. For these liabilities, the portion of fair value change related to credit risk will be separately presented in OCI.  Currently, the entire change in the fair value of these liabilities is reflected in the income statement. The Company elected the fair value option to account for its consolidated FG VIEs. FG VIE financial liabilities with recourse are sensitive to changes in the Company’s implied credit worthiness and will be impacted by the ASU.

            The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the fiscal year in which the guidance is adopted.  For the Company, this would be as of January 1, 2018.  Early adoption is permitted only for the amendment related to the change in presentation of financial liabilities that are fair valued using the fair value option. The Company does not expect that the amendment related to certain equity securities will have a material effect on its Consolidated Financial Statements. Upon the adoption date, the Company will present the total change in credit risk for FG VIEs’ financial liabilities with recourse separately in OCI.

2.	Acquisitions

Consistent with one of its key business strategies of supplementing its book of business through acquisitions, the Company has acquired three financial guaranty companies since January 1, 2015, as described below.

CIFG Holding Inc.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc. (together with its subsidiaries CIFGH), the parent of financial guaranty insurer CIFG Assurance North America, Inc. (CIFGNA), (the CIFG Acquisition), for $450.6 million in cash. AGUS previously owned 1.6% of the outstanding shares of CIFGH, for which it received $7.1 million in consideration from AGC, resulting in a net consolidated purchase price of $443 million. AGC merged CIFGNA with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016.

At the time of the CIFG Acquisition, CIFGNA had a subsidiary financial guaranty company domiciled in France, CIFG Europe S.A. (CIFGE), which had been put into run-off and surrendered its licenses. CIFGNA had reinsured all of CIFGE’s outstanding financial guaranty business and also had issued a “second-to-pay policy” pursuant to which CIFGNA guaranteed the full and complete payment of any shortfall in amounts due from CIFGE on its insured portfolio; AGC assumed these obligations as part of the CIFGNA merger with and into AGC. CIFGE remains a separate subsidiary in runoff, now owned by AGC. As of December 31, 2016, CIFGE had investment assets of $41 million and gross par exposure of $694 million, and is not currently expected to pay dividends.

The CIFG Acquisition was accounted for under the acquisition method of accounting which requires that the assets and liabilities acquired be recorded at fair value. The Company exercised significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in the CIFG Acquisition. The most significant of these determinations related to the valuation of CIFGH's financial guaranty insurance and credit derivative contracts. On an aggregate basis, CIFGH's contractual premiums for financial guaranty contracts were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the date of the CIFG Acquisition (the CIFG Acquisition Date), particularly for below-investment-grade transactions, resulting in a significant amount of the purchase price being allocated to these contracts. For information on the methodology the Company used to measure the fair value of assets it acquired and liabilities it assumed in the CIFG Acquisition, including financial guaranty insurance and credit derivative contracts, please refer to Note 7, Fair Value Measurement.

The fair value of the Company's stand-ready obligation on the CIFG Acquisition Date is recorded in unearned premium reserve. After the CIFG Acquisition Date, loss reserves and loss and loss adjustment expenses (LAE) will be recorded when the expected losses for each contract exceeds the remaining unearned premium reserve, in accordance with the Company's accounting policy described in Note 6, Contracts Accounted for as Insurance. The expected losses acquired by the Company as part of the CIFG Acquisition are included in the description of expected losses to be paid under Note 5, Expected Losses to be Paid.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and CIFGH had pre-existing reinsurance relationships, which were also effectively settled at fair value on the CIFG Acquisition Date. The loss on settlement of these pre-existing reinsurance relationships represents the net difference between the historical assumed balances that were recorded by AGC and the fair value of ceded balances acquired from CIFGH. The Company believes the bargain purchase gain resulted from the nature of the financial guaranty business and the desire of investors in CIFGH to monetize their investments in CIFGH. The bargain purchase gain reflects the fair value of CIFGH’s assets and liabilities, as well as tax attributes that were recorded in deferred taxes comprising net operating losses (after Internal Revenue Code change in control provisions) and other temporary book-to-tax differences for which CIFGH had recorded a full valuation allowance.

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
_____________________

(1)
The cash purchase price of $443 million represents the cash transferred for the acquisition which was allocated as follows: (1) $270 million for the purchase of net assets of $627 million, and (2) the settlement of pre-existing relationships between CIFGH and Assured Guaranty at a fair value of $173 million.

Revenue and net income related to CIFGH from the CIFG Acquisition Date through December 31, 2016 included in the consolidated statement of operations were approximately $307 million and $323 million, respectively. For 2016, the Company recognized transaction expenses related to the CIFG Acquisition. These expenses were primarily driven by the fees paid to the Company's legal and financial advisors and to the Company's independent auditor.

CIFG Acquisition-Related Expenses

Year Ended December 31, 2016
(in millions)
Professional services	$2
Financial advisory fees	4
Total	$6

The Company has determined that the presentation of pro-forma information is impractical for the CIFG Acquisition as historical financial records are not available on a U.S. GAAP basis.

Radian Asset Assurance Inc.

On April 1, 2015 (Radian Acquisition Date), AGC completed the acquisition (Radian Asset Acquisition) of all of the issued and outstanding capital stock of financial guaranty insurer Radian Asset Assurance Inc. (Radian Asset) for $804.5 million; the cash consideration was paid from AGC's available funds and from the proceeds of a $200 million loan from AGC’s direct parent, AGUS. AGC repaid the loan in full to AGUS on April 14, 2015. Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The Radian Asset Acquisition added $13.6 billion to the Company's net par outstanding on April 1, 2015.

The Radian Asset Acquisition was accounted for under the acquisition method of accounting which required that the assets and liabilities acquired be recorded at fair value. The Company was required to exercise significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in the Radian Asset Acquisition. The most significant of these determinations related to the valuation of Radian Asset's financial guaranty insurance and credit derivative contracts. On an aggregate basis, Radian Asset’s contractual premiums for financial guaranty contracts were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the Radian Acquisition Date, particularly for below-investment-grade (BIG) transactions, resulting in a significant amount of the purchase price being allocated to these contracts. For information on the methodology the Company used to measure the fair value of assets it acquired and liabilities it assumed in the Radian Asset Acquisition, including financial guaranty insurance and credit derivative contracts, please refer to Note 7, Fair Value Measurement.

The fair value of the Company's stand-ready obligation for financial guaranty insurance contracts on the Radian Acquisition Date is recorded in unearned premium reserve (please refer to Note 6, Contracts Accounted for as Insurance for additional information on stand-ready obligation). At the Radian Acquisition Date, the fair value of each financial guaranty insurance contract acquired was in excess of the expected losses for each contract and therefore no explicit loss reserves were recorded on the Radian Acquisition Date. Loss reserves and loss and LAE are recorded when the expected losses for each contract exceeds the remaining unearned premium reserve, in accordance with the Company's accounting policy described in Note 6, Contracts Accounted for as Insurance. The expected losses assumed by the Company as part of the Radian Asset Acquisition are included in the description of expected losses to be paid under Note 5, Expected Loss to be Paid.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and Radian Asset had pre-existing reinsurance relationships, which were effectively settled at fair value on the Radian Acquisition Date. The gain on settlement of these pre-existing reinsurance relationships primarily represents the net difference between the historical ceded balances that were recorded by AGM and the fair value of assumed balances acquired from Radian Asset. The Company believes the bargain purchase resulted from the announced desire of Radian Guaranty Inc. to focus its business strategy on the mortgage and real estate markets and to monetize its investment in Radian Asset and thereby accelerate its ability to comply with the financial requirements of the final Private Mortgage Insurer Eligibility Requirements.

The following table shows the net effect of the Radian Asset Acquisition at the Radian Acquisition Date, including the effects of the settlement of pre-existing relationships.

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

Revenue and net income related to Radian Asset from the Radian Acquisition Date through December 31, 2015 included in the consolidated statement of operations were approximately $560 million and $366 million, respectively. In 2015, the Company recorded transaction expenses related to the Radian Asset Acquisition in net income as part of other operating expenses. These expenses were primarily driven by the fees paid to the Company's legal and financial advisors and to the Company's independent auditor.

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

Unaudited Pro Forma Results of Operations

	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in millions, except per share amounts)
Pro forma revenues	$2,030	$2,501
Pro forma net income	922	1,531
Pro forma earnings per share (EPS):
Basic	6.22	8.86
Diluted	6.18	8.81

MBIA UK Insurance Limited

On January 10, 2017, AGL announced that its subsidiary AGC completed its acquisition of MBIA UK Insurance Limited (MBIA UK), the European operating subsidiary of MBIA Insurance Corporation (MBIA), in accordance with the agreement announced on September 29, 2016. As consideration for the outstanding shares of MBIA UK plus $23 million in cash, AGC exchanged all its holdings of notes issued in the Zohar II 2005-1 transaction. AGC’s Zohar II 2005-1 notes had a total outstanding principal of approximately $347 million and fair value of $334 million as of the date of acquisition. MBIA insured all of the notes issued in the Zohar II 2005-1 transaction. As of December 31, 2016, MBIA UK had an insured portfolio of approximately $12 billion of net par.

MBIA UK has been renamed Assured Guaranty (London) Ltd. (AGLN). Assured Guaranty currently maintains AGLN as a stand-alone entity. Assured Guaranty is actively working to combine AGLN with its other affiliated European insurance companies. Any such combination will be subject to regulatory and court approvals; as a result, Assured Guaranty cannot predict when, or if, such a combination will be completed.

The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed and conforming accounting policies but has not yet completed the acquisition date balance sheet. The Company intends to include this information in its first quarter 2017 Form 10-Q.

3.	Rating Actions

When a rating agency assigns a public rating to a financial obligation guaranteed by one of AGL’s insurance company subsidiaries, it generally awards that obligation the same rating it has assigned to the financial strength of the AGL subsidiary that provides the guaranty. Investors in products insured by AGL’s insurance company subsidiaries frequently rely on ratings published by the rating agencies because such ratings influence the trading value of securities and form the basis for many institutions’ investment guidelines as well as individuals’ bond purchase decisions. Therefore, the Company manages its business with the goal of achieving strong financial strength ratings. However, the methodologies and models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. The methodologies and models are not fully transparent, contain subjective elements and data (such as assumptions about future market demand for the Company’s products) and may change. Ratings are subject to continuous review and revision or withdrawal at any time. If the financial strength ratings of one (or more) of the Company’s insurance subsidiaries were reduced below current levels, the Company expects it could have adverse effects on the impacted subsidiary's future business opportunities as well as the premiums the impacted subsidiary could charge for its insurance policies.

The Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies. For example, the Kroll Bond Rating Agency (KBRA) ratings were first assigned to MAC in 2013, to AGM in 2014, and to AGC in 2016, while the A.M. Best Company, Inc. (Best) rating was first assigned to Assured Guaranty Re Overseas Ltd. (AGRO) in 2015, and a Moody's Investors Service, Inc. (Moody's) rating was never requested for MAC and was dropped from AG Re and AGRO in 2015. On January 13, 2017, AGC announced that it had requested that Moody's withdraw its financial strength rating of AGC.

In the last several years, S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) and Moody's have changed, multiple times, their financial strength ratings of AGL's insurance subsidiaries, or changed the outlook on such ratings. More recently, KBRA and Best have assigned financial strength ratings to some of AGL's insurance subsidiaries. The rating agencies' most recent actions related to AGL's insurance subsidiaries are:

•
On September 20, 2016, KBRA assigned a financial strength rating of AA (stable outlook) to AGC. On December 14, 2016 and July 8, 2016, KBRA affirmed the AA+ (stable outlook) financial strength ratings of AGM and MAC, respectively.

•
On August 8, 2016, Moody's affirmed the A2 (stable outlook) on AGM and AGE and A3 insurance financial strength rating on AGC and AGC's subsidiary Assured Guaranty (U.K.) Ltd. (AGUK) raising the outlook to stable from negative, although AGC has requested that Moody's withdraw its financial strength rating of AGC and AGUK. Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to AG Re and AGRO.

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

For a discussion of the effects of rating actions on the Company, see the following:

•	Note 6, Contracts Accounted for as Insurance

•	Note 8, Contracts Accounted for as Credit Derivatives

•	Note 13, Reinsurance and Other Monoline Exposures

4.	Outstanding Exposure

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

The Company monitors its investment grade credits to determine whether any need to be internally downgraded to BIG and refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit ratings of the transactions are used.

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and debt service outstanding, because it manages such securities as investments and not insurance exposure. As of December 31, 2016 and December 31, 2015, the Company excluded $2.1 billion and $1.5 billion, respectively, of net par as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio, which are primarily BIG. The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in millions)
Public finance	$425,849	$515,494	$409,447	$494,426
Structured finance	29,151	43,976	28,088	41,915
Total financial guaranty	$455,000	$559,470	$437,535	$536,341

In addition to the financial guaranty debt service shown in the table above, the Company provided structured capital relief Triple-X excess of loss life reinsurance on approximately $390 million of exposure as of December 31, 2016, which is expected to increase to approximately $1 billion prior to September 30, 2036. There was no exposure to structured capital relief Triple-X excess of loss life reinsurance as of December 31, 2015. The Company also has mortgage guaranty reinsurance related to loans originated in Ireland on debt service of approximately $36 million as of December 31, 2016 and $102 million as of December 31, 2015. These transactions are all rated investment grade internally.

Financial Guaranty Portfolio by Internal Rating(1)
As of December 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,066	0.8%	$2,221	8.4%	$9,757	44.2%	$1,447	47.0%	$15,491	5.2%
AA	46,420	19.0	170	0.6	5,773	26.2	127	4.1	52,490	17.7
A	133,829	54.7	6,270	23.8	1,589	7.2	456	14.8	142,144	48.0
BBB	55,103	22.5	16,378	62.1	879	4.0	759	24.6	73,119	24.7
BIG	7,380	3.0	1,342	5.1	4,059	18.4	293	9.5	13,074	4.4
Total net par outstanding	$244,798	100.0%	$26,381	100.0%	$22,057	100.0%	$3,082	100.0%	$296,318	100.0%
_____________________
(1)    The December 31, 2016 amounts include $2.9 billion of net par from the CIFG Acquisition.

Financial Guaranty Portfolio by Internal Rating(1)
As of December 31, 2015

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$3,053	1.1%	$709	2.4%	$14,366	45.2%	$2,709	50.6%	$20,837	5.8%
AA	69,274	23.7	2,017	6.8	7,934	25.0	177	3.3	79,402	22.1
A	157,440	53.9	6,765	22.9	2,486	7.8	555	10.3	167,246	46.7
BBB	54,315	18.6	18,708	63.2	1,515	4.8	1,365	25.5	75,903	21.2
BIG	7,784	2.7	1,378	4.7	5,469	17.2	552	10.3	15,183	4.2
Total net par outstanding	$291,866	100.0%	$29,577	100.0%	$31,770	100.0%	$5,358	100.0%	$358,571	100.0%
_____________________

(1)	The December 31, 2015 amounts include $10.9 billion of net par from the Radian Asset Acquisition.

Financial Guaranty Portfolio
by Sector

	Gross Par Outstanding		Ceded Par Outstanding		Net Par Outstanding
Sector	As of December 31, 2016	As of December 31, 2015	As of December 31, 2016	As of December 31, 2015	As of December 31, 2016	As of December 31, 2015
	(in millions)
Public finance:
U.S.:
General obligation	$110,167	$129,386	$2,450	$3,131	$107,717	$126,255
Tax backed	51,325	59,649	1,394	1,587	49,931	58,062
Municipal utilities	38,442	46,951	839	1,015	37,603	45,936
Transportation	19,915	24,351	512	897	19,403	23,454
Healthcare	11,940	15,967	702	961	11,238	15,006
Higher education	10,114	11,984	29	48	10,085	11,936
Infrastructure finance	3,902	5,241	133	248	3,769	4,993
Housing	1,593	2,075	34	38	1,559	2,037
Investor-owned utilities	697	916	0	0	697	916
Other public finance	2,810	3,288	14	17	2,796	3,271
Total public finance—U.S.	250,905	299,808	6,107	7,942	244,798	291,866
Non-U.S.:
Infrastructure finance	11,818	14,040	1,087	1,312	10,731	12,728
Regulated utilities	11,395	12,616	2,132	2,568	9,263	10,048
Pooled infrastructure	1,621	2,013	108	134	1,513	1,879
Other public finance	5,653	5,714	779	792	4,874	4,922
Total public finance—non-U.S.	30,487	34,383	4,106	4,806	26,381	29,577
Total public finance	281,392	334,191	10,213	12,748	271,179	321,443
Structured finance:
U.S.:
Pooled corporate obligations	10,273	16,757	223	749	10,050	16,008
Residential Mortgage-Backed Securities (RMBS)	5,933	7,441	296	374	5,637	7,067
Insurance securitizations	2,355	3,047	47	47	2,308	3,000
Consumer receivables	1,707	2,153	55	54	1,652	2,099
Financial products	1,540	1,906	—	—	1,540	1,906
Commercial receivables	234	432	4	5	230	427
Commercial mortgage-backed securities (CMBS) and other commercial real estate related exposures	43	549	—	16	43	533
Other structured finance	646	823	49	93	597	730
Total structured finance—U.S.	22,731	33,108	674	1,338	22,057	31,770
Non-U.S.:
Pooled corporate obligations	1,716	4,087	181	442	1,535	3,645
RMBS	661	552	57	60	604	492
Commercial receivables	373	619	17	19	356	600
Other structured finance	601	635	14	14	587	621
Total structured finance—non-U.S.	3,351	5,893	269	535	3,082	5,358
Total structured finance	26,082	39,001	943	1,873	25,139	37,128
Total net par outstanding	$307,474	$373,192	$11,156	$14,621	$296,318	$358,571

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $123 million for structured finance and $394 million for public finance obligations as of December 31, 2016. The expiration dates for the public finance commitments range between January 1, 2017 and March 12, 2017, with $380 million expiring prior to the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations with or without call or prepayment penalties. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Expected Amortization of
Net Par Outstanding
As of December 31, 2016

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$90,563	$16,394	$106,957
5 to 10 years	56,351	3,692	60,043
10 to 15 years	45,712	2,548	48,260
15 to 20 years	37,057	1,859	38,916
20 years and above	41,496	646	42,142
Total net par outstanding	$271,179	$25,139	$296,318

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2016

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,402	$3,123	$1,855	$7,380	$244,798
Non-U.S. public finance	1,288	54	—	1,342	26,381
Public finance	3,690	3,177	1,855	8,722	271,179
Structured finance:
U.S. RMBS	197	493	2,461	3,151	5,637
Triple-X life insurance transactions	—	—	126	126	2,057
Trust preferred securities (TruPS)	304	126	—	430	1,892
Other structured finance	304	263	78	645	15,553
Structured finance	805	882	2,665	4,352	25,139
Total	$4,495	$4,059	$4,520	$13,074	$296,318

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2015

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$4,765	$2,883	$136	$7,784	$291,866
Non-U.S. public finance	875	503	—	1,378	29,577
Public finance	5,640	3,386	136	9,162	321,443
Structured finance:
U.S. RMBS	1,020	397	2,556	3,973	7,067
Triple-X life insurance transactions	—	—	216	216	2,750
TruPS	679	127	—	806	4,379
Other structured finance	684	219	123	1,026	22,932
Structured finance	2,383	743	2,895	6,021	37,128
Total	$8,023	$4,129	$3,031	$15,183	$358,571

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2016

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$3,861	$634	$4,495	165	10	175
Category 2	3,857	202	4,059	79	6	85
Category 3	4,383	137	4,520	148	9	157
Total BIG	$12,101	$973	$13,074	392	25	417

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2015

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$7,019	$1,004	$8,023	202	12	214
Category 2	3,655	474	4,129	85	8	93
Category 3	2,900	131	3,031	132	12	144
Total BIG	$13,574	$1,609	$15,183	419	32	451
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Geographic Distribution of Net Par Outstanding

The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.

Geographic Distribution of
Net Par Outstanding
As of December 31, 2016

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,459	$42,404	14.3%
Texas	1,271	20,599	7.0
Pennsylvania	852	20,232	6.8
New York	935	19,637	6.6
Illinois	776	17,967	6.1
Florida	324	12,643	4.3
New Jersey	495	12,560	4.2
Michigan	506	7,985	2.7
Georgia	172	6,372	2.2
Ohio	409	5,554	1.9
Other states and U.S. territories	3,475	78,845	26.6
Total U.S. public finance	10,674	244,798	82.7
U.S. Structured finance (multiple states)	610	22,057	7.4
Total U.S.	11,284	266,855	90.1
Non-U.S.:
United Kingdom	112	15,940	5.4
Australia	18	3,036	1.0
Canada	9	2,730	0.9
France	14	1,809	0.6
Italy	9	1,311	0.4
Other	53	4,637	1.6
Total non-U.S.	215	29,463	9.9
Total	11,499	$296,318	100.0%

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of December 31, 2016, all of which are rated BIG. Puerto Rico has experienced significant general fund budget deficits in recent years and a challenging economic environment. Beginning on January 1, 2016, a number of Puerto Rico credits have defaulted on bond payments, and the Company has now paid claims on several Puerto Rico credits as shown in the table "Puerto Rico Net Par Outstanding" below.

On November 30, 2015 and December 8, 2015, Governor García Padilla of Puerto Rico (the Former Governor) issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to retain or transfer certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention

Center District Authority (PRCCDA). On January 7, 2016, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico, asserting that this attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief. The Puerto Rico credits insured by the Company subject to the Clawback Orders are shown in the table “Puerto Rico Net Par Outstanding” below.

On April 6, 2016, the Former Governor signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the Moratorium Act). The Moratorium Act purportedly empowers the governor to declare, entity by entity, states of emergencies and moratoriums on debt service payments on obligations of the Commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. The Former Governor used the authority of the Moratorium Act to take a number of actions related to issuers of obligations the Company insures. National Public Finance Guarantee Corporation (National) (another financial guarantor), holders of the Commonwealth general obligation bonds and certain Puerto Rico residents (the National Plaintiffs) have filed suits to invalidate the Moratorium Act, and after the passage of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), the National Plaintiffs sought a relief from the stay of litigation imposed by PROMESA to pursue the action. On July 21, 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay of litigation imposed by PROMESA to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law. In November 2016 that court denied both the Company's and the National Plaintiffs' motions for relief from stay in the respective actions. The PROMESA stay expires on May 1, 2017.

On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA establishes a seven-member federal financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law. PROMESA also appears to preempt at least portions of the Moratorium Act and to stay debt-related litigation, including the Company’s litigation regarding the Clawback Orders. On August 31, 2016, the President of the United States appointed the seven members of the Oversight Board.

The Oversight Board has begun meeting and has hired Ramón Ruiz-Comas as interim executive director. On January 2, 2017, Ricardo Antonio Rosselló Nevares (the Governor) took office, replacing the Former Governor. On January 29, 2017, the Governor signed the Puerto Rico Emergency and Fiscal Responsibility Act (Emergency Act) that, among other things, repeals portions of the Moratorium Act, defines an emergency period until May 1, 2017, continues diversion of collateral away from bonds the Company insures, and defines the powers and duties of the Fiscal Agency and Financial Advisory Authority (FAFAA). The final shape, timing and validity of responses to Puerto Rico’s distress eventually enacted or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the impact of any such responses on obligations insured by the Company, is uncertain.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a Constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year.  The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to clawback revenues supporting debt insured by the Company. As noted above, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's recent attempt to claw back pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Constitutionally Guaranteed

General Obligation. As of December 31, 2016, the Company had $1,476 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Former Governor under the Moratorium Act, the Commonwealth defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds, and has continued to make claim payments on these bonds.

Puerto Rico Public Buildings Authority (PBA). As of December 31, 2016, the Company had $169 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Former Governor under the Moratorium Act, the PBA defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds, and has continued to make claim payments on these bonds.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of December 31, 2016, the Company had $918 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $350 million insured net par of PRHTA (Highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The Clawback Orders cover Commonwealth-derived taxes that are allocated to PRHTA. The Company believes that such sources represented a substantial majority of PRHTA’s revenues in 2015. The PRHTA bonds are subject to executive orders issued pursuant to the Moratorium Act. As noted above, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback Orders) are preempted by PROMESA and violate the U.S. Constitution, and also seeking damages and injunctive relief. That motion was denied on November 2, 2016, on procedural grounds. The PROMESA stay expires on May 1, 2017. There were sufficient funds in the PRHTA bond accounts to make the July 1, 2016 and January 1, 2017 PRHTA debt service payments guaranteed by the Company on a primary basis, and those payments were made in full.

PRCCDA. As of December 31, 2016, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are subject to the Clawback Orders, and the bonds are subject to an executive order issued pursuant to the Moratorium Act. There were sufficient funds in the PRCCDA bond accounts to make the July 1, 2016 and January 1, 2017 PRCCDA bond payments guaranteed by the Company, and those payments were made in full.

PRIFA. As of December 31, 2016, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are subject to the Clawback Orders and the bonds are subject to an executive order issued pursuant to the Moratorium Act. The Company made its first claim payment on PRIFA bonds in January 2016, and has continued to make claim payments on PRIFA bonds.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of December 31, 2016, the Company had $724 million insured net par outstanding of PREPA obligations, which are payable from a pledge of net revenues of the electric system.

On December 24, 2015, AGM and AGC entered into a Restructuring Support Agreement (RSA) with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate or extension of maturity) will be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers. To facilitate the securitization transaction and in exchange for a market premium, Assured Guaranty will issue surety insurance policies in an aggregate amount not expected to exceed $113 million ($14 million for AGC and $99 million for AGM) to support a portion of the reserve fund for the securitization bonds. Certain of the creditors also agreed, subject to certain conditions, to participate in a bridge financing, which was closed in two tranches on May 19, 2016 and June 22, 2016.

AGM's and AGC's share of the bridge financing was approximately $15 million ($2 million for AGC and $13 million for AGM). Legislation meeting the requirements of the RSA was enacted on February 16, 2016, and a transition charge to be paid by PREPA rate payers for debt service on the securitization bonds as contemplated by the RSA was approved by the Puerto Rico Energy Commission on June 20, 2016. The closing of the restructuring transaction and the issuance of the surety bonds are subject to certain conditions, including execution of acceptable documentation and legal opinions. The RSA has been extended to March 31, 2017.

On July 1, 2016, PREPA made full payment of the $41 million of principal and interest due on PREPA revenue bonds insured by AGM and AGC. That payment was funded in part by AGM’s purchase of $26 million of PREPA bonds maturing in 2020. Upon finalization of the transactions contemplated by the RSA, these new PREPA revenue bonds will be supported by securitization bonds contemplated by the RSA. On January 1, 2017, PREPA made full payment of the $18 million of interest due on PREPA revenue bonds insured by AGM and AGC.

There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the insured PREPA revenue bonds, will be implemented as currently agreed. In addition, the impact of PROMESA , the Moratorium Act and Emergency Act or any attempt to exercise the power purportedly granted by the Moratorium Act or the Emergency Act on the implementation of the RSA is uncertain. PREPA, during the pendency of the agreements, has suspended deposits into its debt service fund.

Puerto Rico Aqueduct and Sewer Authority (PRASA). As of December 31, 2016, the Company had $373 million of insured net par outstanding to PRASA bonds, which are secured by the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S.Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. According to a material event notice PRASA filed on March 4, 2016, PRASA owed its contractors $140 million. The PRASA Revitalization Act, which establishes a securitization mechanism that could facilitate debt issuance, was signed into law on July 13, 2016. While certain bonds benefiting from a guarantee by the Commonwealth are subject to an executive order issued under the Moratorium Act, bonds insured by the Company are not subject to that order. There were sufficient funds in the PRASA bond accounts to make the July 1, 2016 and January 1, 2017 PRASA bond payments guaranteed by the Company, and those payments were made in full.

Municipal Finance Agency (MFA). As of December 31, 2016, the Company had $334 million net par outstanding of bonds issued by MFA secured by a pledge of local property tax revenues. There were sufficient funds in the MFA bond accounts to make the July 1, 2016 and January 1, 2017 MFA bond payments guaranteed by the Company, and those payments were made in full.

Puerto Rico Sales Tax Financing Corporation (COFINA). As of December 31, 2016, the Company had $271 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. There were no debt service payments due on July 1, 2016, or January 1, 2017, on Company-insured COFINA bonds, and, as of the date of this filing, all payments on Company-insured COFINA bonds had been made.

University of Puerto Rico (U of PR). As of December 31, 2016, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. The U of PR bonds are subject to an executive order issued under the Moratorium Act. There were no debt service payments due on July 1, 2016, or January 1, 2017 on Company-insured U of PR bonds, and, as of the date of this filing, all payments on Company-insured U of PR bonds had been made.

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
	(in millions)
Exposure to Puerto Rico	$5,435	$5,755	$9,038	$9,632

Puerto Rico
Net Par Outstanding

	As of December 31, 2016	As of December 31, 2015
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,476	$1,615
Puerto Rico Public Buildings Authority (1)	169	188
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1) (2)	918	909
PRHTA (Highways revenue)	350	370
PRCCDA	152	164
PRIFA (1)	18	18
Other Public Corporations
PREPA	724	744
PRASA	373	388
MFA	334	387
COFINA	271	269
U of PR	1	1
Total net exposure to Puerto Rico	$4,786	$5,053
____________________
(1)    As of the date of this filing, the Company has paid claims on these credits.

(2)    The December 31, 2016 amount includes $46 million of net par from the CIFG Acquisition.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of December 31, 2016

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2017 (January 1 - March 31)	$0	$118
2017 (April 1 - June 30)	0	2
2017 (July 1 - September 30)	220	339
2017 (October 1 - December 31)	0	2
Subtotal 2017	220	461
2018	175	408
2019	206	429
2020	266	480
2021	125	326
2022-2026	869	1,759
2027-2031	889	1,534
2032-2036	1,201	1,612
2037-2041	417	588
2042-2047	418	492
Total	$4,786	$8,089

Exposure to the Selected European Countries

The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal, Spain and Turkey (collectively, the Selected European Countries). The Company added Turkey to its list of Selected European Countries in 2016, as a result of the recent political turmoil in the country. The Company’s direct economic exposure to the Selected European Countries (based on par for financial guaranty contracts and notional amount for financial guaranty contracts accounted for as derivatives) is shown in the following table, net of ceded reinsurance.

Net Direct Economic Exposure to Selected European Countries(1)
As of December 31, 2016

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$236	$880	$76	$342	$—	$1,534
Non-sovereign exposure(3)	114	399	—	—	202	715
Total	$350	$1,279	$76	$342	$202	$2,249
Total BIG (See Note 5)	$283	$—	$76	$342	$—	$701
____________________

(1)	While exposures are shown in U.S. dollars, the obligations are in various currencies, primarily euros.

(2)
Sub-sovereign exposure in Selected European Countries includes transactions backed by receivables from, or supported by, sub-sovereigns, which are governmental or government-backed entities other than the ultimate governing body of the country.

(3)	Non-sovereign exposure in Selected European Countries includes debt of regulated utilities, RMBS and diversified payment rights (DPR) securitizations.

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

The Company's $202 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and Euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $115 million to Selected European Countries (plus Greece) in transactions with $2.8 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $3 million across several highly rated pooled corporate obligations with net par outstanding of $129 million.

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

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio, regardless of the accounting model. Net expected loss to be paid in the tables below consists of the present value of future: expected claim and LAE payments, expected recoveries in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of representations and warranties (R&W) and other loss mitigation strategies. Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods, regardless of the accounting model. Expected loss to be paid is an important measure used by management to analyze the net economic loss on all contracts.

Accounting Policy

Insurance Accounting

For contracts accounted for as financial guaranty insurance, loss and LAE reserve is recorded only to the extent and for the amount that expected losses to be paid, exceed unearned premium reserve. As a result, the Company has expected loss to be paid that have not yet been expensed. Such amounts will be recognized in future periods as deferred premium revenue amortizes into income. Expected loss to be expensed is important because it represents the Company's projection of incurred losses that will be recognized in future periods (excluding accretion of discount). See "Financial Guaranty Insurance Losses" in Note 6, Contracts Accounted for as Insurance.

Derivative Accounting, at Fair Value

For contracts that do not meet the financial guaranty scope exception in the derivative accounting guidance (primarily due to the fact that the insured is not required to be exposed to the insured risk throughout the life of the contract), the Company records such credit derivative contracts at fair value on the consolidated balance sheet with changes in fair value recorded in the consolidated statement of operations. The fair value recorded on the balance sheet represents an exit price in a hypothetical market because the Company does not trade its credit derivative contracts. The fair value is determined using significant Level 3 inputs in an internally developed model while the expected loss to be paid (which represents the net present value of expected cash outflows) uses methodologies and assumptions consistent with financial guaranty insurance expected losses to be paid. See Note 7, Fair Value Measurement and Note 8, Contracts Accounted for as Credit Derivatives.

VIE Consolidation, at Fair Value

For financial guaranty (FG) insurance contracts issued on the debt of variable interest entities over which the Company is deemed to be the primary beneficiary due to its control rights, as defined in GAAP, the Company consolidates the FG VIE. The Company carries the assets and liabilities of the FG VIEs at fair value under the fair value option. Management assesses the expected losses on the insured debt of the consolidated FG VIEs in the same manner as other financial guaranty insurance and credit derivative contracts. See Note 9, Consolidated Variable Interest Entities.

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

The Company updates the discount rate each quarter and reflects the effect of such changes in economic loss development. Expected cash outflows and inflows are probability weighted cash flows that reflect the likelihood of all possible outcomes. The Company estimates the expected cash outflows and inflows using management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities.

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

The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability over the long life of most contracts.

The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and as a result the Company’s loss estimates may change materially over that same period.

Changes in the Company’s loss estimates for structured finance transactions generally will be influenced by factors impacting the performance of the assets supporting those transactions. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by such factors as the level and timing of loan defaults experienced; changes in housing prices; results from the Company's loss mitigation activities; and other variables.

Similarly, changes over a reporting period in the Company’s loss estimates for municipal obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities.    Changes over a reporting period in the Company’s loss estimates for its tax-supported public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency downgrades that reduce the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority or amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors.

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

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or FG VIEs, by sector, after the benefit for expected recoveries for breaches of R&W and other expected recoveries. The Company used risk-free rates for U.S. dollar denominated obligations, that ranged from 0.0% to 3.23% with a weighted average of 2.73% as of December 31, 2016 and 0.0% to 3.25% with a weighted average of 2.36% as of December 31, 2015.

Net Expected Loss to be Paid
Roll Forward

	Year Ended December 31,
	2016	2015
	(in millions)
Net expected loss to be paid, beginning of period	$1,391	$1,169
Net expected loss to be paid on the CIFGH portfolio as of July 1, 2016	22	—
Net expected loss to be paid on Radian Asset portfolio as of April 1, 2015	—	190
Economic loss development due to:
Accretion of discount	26	32
Changes in discount rates	(15)	(23)
Changes in timing and assumptions	128	310
Total economic loss development	139	319
Paid losses	(354)	(287)
Net expected loss to be paid, end of period	$1,198	$1,391

Net Expected Loss to be Paid
Roll Forward by Sector
Year Ended December 31, 2016

	Net Expected Loss to be Paid (Recovered) as of December 31, 2015(2)	Net Expected Loss to be Paid (Recovered) on CIFG as of July 1, 2016	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2016 (2)
	(in millions)
Public finance:
U.S. public finance	$771	$40	$276	$(216)	$871
Non-U.S. public finance	38	2	(7)	—	33
Public finance	809	42	269	(216)	904
Structured finance:
U.S. RMBS	409	(22)	(91)	(90)	206
Triple-X life insurance transactions	99	—	(22)	(23)	54
Other structured finance	74	2	(17)	(25)	34
Structured finance	582	(20)	(130)	(138)	294
Total	$1,391	$22	$139	$(354)	$1,198

Net Expected Loss to be Paid
Roll Forward by Sector
Year Ended December 31, 2015

	Net Expected Loss to be Paid (Recovered) as of December 31, 2014	Net Expected Loss to be Paid (Recovered) on Radian Asset portfolio as of April 1, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2015 (2)
	(in millions)
Public finance:
U.S. public finance	$303	$81	$416	$(29)	$771
Non-U.S. public finance	45	4	(11)	—	38
Public finance	348	85	405	(29)	809
Structured finance:
U.S. RMBS	584	4	(82)	(97)	409
Triple-X life insurance transactions	161	—	11	(73)	99
Other structured finance	76	101	(15)	(88)	74
Structured finance	821	105	(86)	(258)	582
Total	$1,169	$190	$319	$(287)	$1,391
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $16 million and $25 million in LAE for the years ended December 31, 2016 and 2015, respectively.

(2)	Includes expected LAE to be paid of $12 million as of December 31, 2016 and $12 million as of December 31, 2015.

Future Net R&W Recoverable (Payable)(1)

	Future Net R&W Benefit as of December 31, 2016	Future Net R&W Benefit as of December 31, 2015	Future Net R&W Benefit as of December 31, 2014
	(in millions)
U.S. RMBS:
First lien	$(53)	$0	$232
Second lien	47	79	85
Total	$(6)	$79	$317
____________________

(1)
The Company’s agreements with R&W providers generally provide that, as the Company makes claim payments, the R&W providers reimburse it for those claims; if the Company later receives reimbursement through the transaction (for example, from excess spread), the Company repays the R&W providers. See the section “Breaches of Representations and Warranties” for information about the R&W agreements. When the Company projects receiving more reimbursements in the future than it projects paying in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

The following table presents the present value of net expected loss to be paid for all contracts by accounting model, by sector and after the benefit for expected recoveries for breaches of R&W.

Net Expected Loss to be Paid (Recovered)
By Accounting Model

	As of December 31, 2016			As of December 31, 2015
	Public Finance	Structured Finance	Total	Public Finance	Structured Finance	Total
	(in millions)
Financial guaranty insurance	$904	$179	$1,083	$809	$430	$1,239
FG VIEs (1) and other	—	105	105	—	136	136
Credit derivatives (2)	0	10	10	—	16	16
Total	$904	$294	$1,198	$809	$582	$1,391
___________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Contracts Accounted for as Credit Derivatives.

The following table presents the net economic loss development for all contracts by accounting model, by sector and after the benefit for expected recoveries for breaches of R&W.

Net Economic Loss Development (Benefit)
By Accounting Model

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Public Finance	Structured Finance	Total	Public Finance	Structured Finance	Total
	(in millions)
Financial guaranty insurance	$269	$(105)	$164	$410	$(25)	$385
FG VIEs (1) and other	—	(8)	(8)	—	16	16
Credit derivatives (2)	—	(17)	(17)	(5)	(77)	(82)
Total	$269	$(130)	$139	$405	$(86)	$319
__________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of December 31, 2016, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of December 31, 2016, the Company’s net par subject to the plan consists of $113 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of December 31, 2016, including those mentioned above, which incorporated the likelihood of the various outcomes, will be $871 million, compared with a net expected loss of $771 million as of December 31, 2015. On July 1, 2016, the CIFG Acquisition added $40 million in net economic losses to be paid for U.S. public finance credits. Economic loss development in 2016 was $276 million, which was primarily attributable to Puerto Rico exposures.

Certain Selected European Country Sub-Sovereign Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese credits is $342 million and $76 million, respectively. The Company rates most of these issuers BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure net of reinsurance to these Hungarian credits is $236 million, all of which is rated BIG. The Company estimated net expected losses of $29 million related to these Spanish, Portuguese and Hungarian credits. The economic benefit of approximately $7 million during 2016 was primarily related to changes in the exchange rate between the euro and U.S. Dollar.

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

Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay throughout the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when they will default, by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates (CDR), then projecting how the CDR will develop over time. Loans that are defaulted pursuant to the CDR after the near-term liquidation of currently delinquent loans represent defaults of currently performing loans and projected re-performing loans. A CDR is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (or “collateral pool balance”). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal prepayments, and defaults.

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

The Company has been enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates a credit for R&W recoveries to include in its cash flow projections. Where the Company has an agreement with an R&W provider (such as its agreements with Bank of America and UBS, which are described in more detail under "Breaches of Representations and Warranties" below), that credit is based on the agreement. Where the Company does not have an agreement with the R&W provider but the Company believes the R&W provider to be economically viable, the Company estimates what portion of its past and projected future claims it believes will be reimbursed by that provider.

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

Year-End 2016 Compared to Year-End 2015 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of December 31, 2016 as it used as of December 31, 2015, except it (1) increased severities for specific vintages of Alt-A first lien, Option ARM and subprime transactions, (2) decreased liquidation rates for specific non-performing categories of subprime transactions and Option ARM and (3) increased liquidation rates for specific non-performing categories of second lien transactions. In 2016 the economic benefit was $68 million for first lien U.S. RMBS and $23 million for second lien U.S. RMBS.

Year-End 2015 Compared to Year-End 2014 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of December 31, 2015 as it used as of December 31, 2014, except that, for its first lien RMBS loss projections for 2015, it shortened by twelve months the period it is projecting it will take in the base case to reach the final CDR as compared with December 31, 2014. The methodology and revised assumptions the Company used to project first lien RMBS losses and the scenarios it employed are described in more detail below under " - U.S. First Lien RMBS Loss Projections: Alt A First Lien, Option ARM, Subprime and Prime", and the methodology and assumptions the Company uses to project second lien RMBS losses and the scenarios it employs are described in more detail below under " - U.S. Second Lien RMBS Loss Projections." In 2015 the economic benefit was $124 million for first lien U.S. RMBS and loss development was $42 million for second lien U.S. RMBS.

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

First Lien Liquidation Rates

	December 31, 2016	December 31, 2015	December 31, 2014
Current Loans Modified in the Previous 12 Months
Alt-A and Prime	25%	25%	25%
Option ARM	25	25	25
Subprime	25	25	25
Current Loans Delinquent in the Previous 12 Months
Alt-A and Prime	25	25	25
Option ARM	25	25	25
Subprime	25	25	25
30 – 59 Days Delinquent
Alt-A and Prime	35	35	35
Option ARM	35	40	40
Subprime	40	45	35
60 – 89 Days Delinquent
Alt-A and Prime	45	45	50
Option ARM	50	50	55
Subprime	50	55	40
90+ Days Delinquent
Alt-A and Prime	55	55	60
Option ARM	55	60	65
Subprime	55	60	55
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	65	65	75
Option ARM	65	70	80
Subprime	65	70	70
Real Estate Owned
All	100	100	100

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

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 6.5 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historically high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. As a result, the Company updated severities for specific asset classes and vintages based on observed data, as shown in the tables below. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of December 31, 2016				As of December 31, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	1.0%	–	13.5%	5.7%	1.7%	–	26.4%	6.4%	2.0%	–	13.4%	7.3%
Final CDR	0.0%	–	0.7%	0.3%	0.1%	–	1.3%	0.3%	0.1%	–	0.7%	0.3%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	80.0%				70.0%				70.0%
2007	70.0%				65.0%				65.0%
Option ARM
Plateau CDR	3.2%	–	7.0%	5.6%	3.5%	–	10.3%	7.8%	4.3%	–	14.2%	10.6%
Final CDR	0.2%	–	0.3%	0.3%	0.2%	–	0.5%	0.4%	0.2%	–	0.7%	0.5%
Initial loss severity:
2005 and prior	60.0%				60.0%				60.0%
2006	70.0%				70.0%				70.0%
2007	75.0%				65.0%				65.0%
Subprime
Plateau CDR	2.8%	–	14.1%	8.1%	4.7%	–	13.2%	9.5%	4.9%	–	15.0%	10.6%
Final CDR	0.1%	–	0.7%	0.4%	0.2%	–	0.7%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80.0%				75.0%				75.0%
2006	90.0%				90.0%				90.0%
2007	90.0%				90.0%				90.0%
____________________
(1)                                Represents variables for most heavily weighted scenario (the “base case”).

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2015.

 In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2016. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2016 as it used as of December 31, 2015, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months and other assumptions were the same as the other stress scenario, expected loss to be paid would increase from current projections by approximately $27 million for Alt-A first liens, $8 million for Option ARM, $46 million for subprime and $1 million for prime transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced, (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $13 million for Alt-A first liens, $22 million for Option ARM, $25 million for subprime and $0.1 million for prime transactions.

 U.S. Second Lien RMBS Loss Projections

Second lien RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as CPR of the collateral); the interest rate environment; and assumptions about the draw rate and loss severity.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising six months of delinquent data and 28 months of decrease to the steady state CDR, the same as of December 31, 2015.

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

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of December 31, 2016 that it will generally recover only 2% of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral. This is the same assumption used as of December 31, 2015.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions, which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of December 31, 2015. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at December 31, 2016 and December 31, 2015. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period, are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs(1)

	As of December 31, 2016				As of December 31, 2015				As of December 31, 2014
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	3.5%	–	24.8%	13.6%	4.9%	–	23.5%	10.3%	2.8%	–	6.8%	4.1%
Final CDR trended down to	0.5%	–	3.2%	1.3%	0.5%	–	3.2%	1.2%	0.5%	–	3.2%	1.2%
Liquidation rates:
Current Loans Modified in the Previous 12 Months	25%				25%				25%
Current Loans Delinquent in the Previous 12 Months	25				25				25
30 – 59 Days Delinquent	50				50				55
60 – 89 Days Delinquent	65				65				70
90+ Days Delinquent	80				75				80
Bankruptcy	55				55				55
Foreclosure	75				75				75
Real Estate Owned	100				100				100
Loss severity	98%				98%				90%	–	98%	90.4%
____________________

(1)	Represents variables for most heavily weighted scenario (the base case).

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $39 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $23 million for HELOC transactions.

Breaches of Representations and Warranties

The Company entered into agreements with R&W providers under which those providers made payments to the Company, agreed to make payments to the Company in the future, and / or repurchased loans from the transactions, all in return for releases of related liability by the Company. As of December 31, 2016, the Company had two such agreements remaining. Under the Company's agreement with Bank of America Corporation and certain of its subsidiaries (Bank of America), Bank of America agreed to reimburse the Company for 80% of claims on the first lien transactions covered by the agreement that the Company pays in the future, subject to a cap the Company currently projects it will not reach. Under the Company’s agreement with UBS Real Estate Securities Inc. and affiliates (UBS), UBS agreed to reimburse the Company for 85% of future losses on three first lien RMBS transactions. Bank of America and UBS have posted collateral to secure their obligations under these agreements. The Company also had an R&W reimbursement agreement with Deutsche Bank AG and certain of its affiliates (collectively, Deutsche Bank), but Deutsche Bank's reimbursement obligations under that agreement were terminated in May 2016 in return for a cash payment to the Company. The Company uses the same RMBS projection scenarios and weightings to project its future R&W benefit or payable as it uses to project RMBS losses on its portfolio.

As of December 31, 2016, the Company had a net R&W payable of $6 million to R&W counterparties, compared to an R&W recoverable of $79 million as of December 31, 2015. The decrease represents improvements in underlying collateral performance and the termination of the Deutsche Bank agreement described above, partially offset by the addition of R&W recoverable related to a RMBS insured by CIFGNA and still being pursued by the Company. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

Triple-X Life Insurance Transactions

The Company had $2.1 billion of net par exposure to financial guaranty Triple-X life insurance transactions as of December 31, 2016. Two of these transactions, with $126 million of net par outstanding, are rated BIG. The Triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage Triple-X life insurance transactions, which include the two BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts are invested at inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information currently available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at December 31, 2016, the Company’s projected net expected loss to be paid is $54 million. The economic benefit during 2016 was approximately $22 million, which was due primarily to a benefit resulting from a purchase of a portion of an insured obligation to mitigate loss.

Student Loan Transactions

The Company has insured or reinsured $1.4 billion net par of student loan securitizations issued by private issuers and that it classifies as structured finance. Of this amount, $109 million is rated BIG. The Company is projecting approximately $32 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic benefit during 2016 was approximately $14 million, which was driven primarily by the commutation of certain assumed student loan exposures earlier in the year.

Other structured finance

The Company's other structured finance sector has BIG net par of $966 million, comprising primarily transactions backed by TruPS, perpetual preferred securities, commercial receivables and manufactured housing loans. The economic benefit during 2016 was $3 million, which was attributable primarily to improved performance of various credits.

Recovery Litigation

Public Finance Transactions

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation (Ambac) commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate the executive orders issued by the Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company retain or transfer (in other words, claw back) certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and the PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the Court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay.

On July 21, 2016, AGC and AGM filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay provided by PROMESA. Upon a grant of relief from the PROMESA stay, the lawsuit further seeks a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback) are preempted by PROMESA and violate the U.S. Constitution. Additionally, it seeks damages for the value of the PRHTA toll revenues diverted and injunctive relief prohibiting the defendants from taking any further action under these executive orders. On October 28, 2016, the Oversight Board filed a motion seeking leave to intervene in the action, which motion was denied on November 1, 2016, without prejudice, on procedural grounds. On November 2, 2016, the Court denied AGC’s and AGM’s motion for relief from the PROMESA stay on procedural grounds. The PROMESA stay expires on May 1, 2017.

For a discussion of the Company's exposure to Puerto Rico related to the litigation described above, please see Note 4, Outstanding Exposure.

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of December 31, 2016, $20 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. On May 11, 2016, the County filed a notice of appeal of that ruling to the United States Court of Appeals for the Fifth Circuit.

Triple-X Life Insurance Transactions

In December 2008 AGUK filed an action in the Supreme Court of the State of New York against J.P. Morgan Investment Management Inc. (JPMIM), the investment manager for a triple-X life insurance transaction, Orkney Re II plc (Orkney), involving securities guaranteed by AGUK. As of December 31, 2016, the Company insures $423 million net par of Orkney securities. The action alleges that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the Orkney investments. After AGUK’s claims were dismissed with prejudice in January 2010, AGUK was successful in its subsequent motions and appeals and, as of December 2011, all of AGUK’s claims for breaches of fiduciary duty, gross negligence and contract were reinstated in full. On January 22, 2016, AGUK filed a motion for partial summary judgment with respect to one of its claims for breach of contract relating to a failure to invest in compliance with the Delaware Insurance Code. On February 21, 2017, the court issued a decision on the motion. While the court denied the motion on the ground that the gross negligence of JPMIM in breaching the contract was a fact issue to be decided at trial, the court did find as a matter of law that JPMIM breached the contract relating to a failure to invest in compliance with the Delaware Insurance Code. A trial date has been set for mid-March 2017.

RMBS Transactions

On February 5, 2009, U.S. Bank National Association, as indenture trustee (U.S. Bank), CIFGNA, as insurer of the Class Ac Notes, and Syncora Guarantee Inc. (Syncora), as insurer of the Class Ax Notes, filed a complaint in the Supreme Court of the State of New York against GreenPoint Mortgage Funding, Inc. (GreenPoint) alleging GreenPoint breached its R&W with respect to the underlying mortgage loans in the GreenPoint Mortgage Funding Trust 2006-HE1 transaction. On March 3, 2010, the court dismissed CIFGNA's and Syncora’s causes of action on standing grounds. On December 16, 2013, GreenPoint moved to dismiss the remaining claims of U.S. Bank on the grounds that it too lacked standing. U.S. Bank cross-moved for partial summary judgment striking GreenPoint’s defense that U.S. Bank lacked standing to directly pursue claims against GreenPoint. On January 28, 2016, the court denied GreenPoint’s motion for summary judgment and granted U.S.

Bank’s cross-motion for partial summary judgment, finding that as a matter of law U.S. Bank has standing to directly assert claims against GreenPoint.  On November 28, 2016, GreenPoint filed an appeal. CIFGNA originally had $500 million insured net par exposure to this transaction; $23 million insured net par remains outstanding at December 31, 2016.

On November 26, 2012, CIFGNA filed a complaint in the Supreme Court of the State of New York against JP Morgan Securities LLC (JP Morgan) for material misrepresentation in the inducement of insurance and common law fraud, alleging that JP Morgan fraudulently induced CIFGNA to insure $400 million of securities issued by ACA ABS CDO 2006-2 Ltd. and $325 million of securities issued by Libertas Preferred Funding II, Ltd. On June 26, 2015, the Court dismissed with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim and dismissed without prejudice CIFGNA’s common law fraud claim. On September 24, 2015, the Court denied CIFGNA’s motion to amend but allowed CIFGNA to re-plead a cause of action for common law fraud. On November 20, 2015, CIFGNA filed a motion for leave to amend its complaint to re-plead common law fraud. On April 29, 2016, CIFGNA filed an appeal to reverse the Court’s decision dismissing CIFGNA’s material misrepresentation in the inducement of insurance claim. On November 29, 2016, the Appellate Division of the Supreme Court of the State of New York ruled that the Court’s decision dismissing with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim should be modified to grant CIFGNA leave to replead such claim.

On January 15, 2013, CIFGNA filed a complaint in the Supreme Court of the State of New York against Goldman, Sachs & Co. (Goldman) for material misrepresentation in the inducement of insurance and common law fraud, alleging that Goldman fraudulently induced CIFGNA to insure $325 million of Class A-1 Notes (the Class A-1 Notes) and to purchase $10 million of Class A-2 Notes (the Class A-2 Notes) issued by Fortius II Funding, Ltd. CDO. CIFGNA and Goldman agreed to separately arbitrate the issue of liability with respect to CIFG’s purchase of the Class A-2 Notes, and on February 4, 2015, an arbitration panel awarded CIFGNA $2.5 million in damages. On September 11, 2015, CIFGNA filed an amended complaint to allege that the arbitration award collaterally estopped Goldman from disputing its liability for fraudulent inducement in respect of the Class A-1 Notes. On October 20, 2016, AGC (as successor to CIFGNA) and Goldman reached a settlement of the action.

6.	Contracts Accounted for as Insurance

Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts as well as those that meet the definition of a derivative under GAAP, as well as those that are accounted for as consolidated FG VIEs. Amounts presented in this note relate to financial guaranty insurance contracts, unless otherwise noted. See Note 8, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Consolidated Variable Interest Entities for amounts that relate to FG VIEs.

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

Premiums receivable comprise the present value of contractual or expected future premium collections discounted using the risk-free rate. Unearned premium reserve represents deferred premium revenue, less claim payments made and recoveries received that have not yet been recognized in the statement of operations (contra-paid). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under "Financial Guaranty Insurance Losses."

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

Deferred premium revenue ceded to reinsurers (ceded unearned premium reserve) is recorded as an asset. Direct, assumed and ceded earned premium revenue are presented together as net earned premiums in the statement of operations. Net earned premiums comprise the following:

Net Earned Premiums

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Scheduled net earned premiums	$381	$416	$415
Accelerations
Refundings	390	294	133
Terminations	79	37	3
Total Accelerations	469	331	136
Accretion of discount on net premiums receivable	14	17	16
Financial guaranty insurance net earned premiums	864	764	567
Other	0	2	3
Net earned premiums (1)	$864	$766	$570
 ___________________

(1)	Excludes $16 million, $21 million and $32 million for the year ended December 31, 2016, 2015 and 2014, respectively, related to consolidated FG VIEs.

Components of
Unearned Premium Reserve

	As of December 31, 2016			As of December 31, 2015
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue	$3,548	$206	$3,342	$4,008	$238	$3,770
Contra-paid(2)	(37)	0	(37)	(12)	(6)	(6)
Unearned premium reserve	$3,511	$206	$3,305	$3,996	$232	$3,764
 ____________________

(1)	Excludes $90 million and $110 million of deferred premium revenue and $25 million and $30 million of contra-paid related to FG VIEs as of December 31, 2016 and December 31, 2015, respectively.

(2)	See "Financial Guaranty Insurance Losses – Insurance Contracts' Loss Information" below for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Beginning of period, December 31	$693	$729	$876
Premiums receivable from acquisitions (see Note 2)	18	2	—
Gross written premiums on new business, net of commissions on assumed business	193	198	171
Gross premiums received, net of commissions on assumed business	(258)	(206)	(230)
Adjustments:
Changes in the expected term	(38)	(19)	(66)
Accretion of discount, net of commissions on assumed business	9	18	10
Foreign exchange translation	(41)	(25)	(31)
Consolidation/deconsolidation of FG VIEs	0	(4)	(1)
End of period, December 31 (1)	$576	$693	$729
____________________

(1)	Excludes $11 million, $17 million and $19 million as of December 31, 2016 , 2015 and 2014, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premiums receivable denominated in currencies other than the U.S. dollar. Approximately 50% and 52% of installment premiums at December 31, 2016 and 2015, respectively, are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of December 31, 2016
(in millions)
2017 (January 1 – March 31)	$27
2017 (April 1 – June 30)	21
2017 (July 1 – September 30)	14
2017 (October 1 – December 31)	16
2018	58
2019	52
2020	50
2021	49
2022-2026	179
2027-2031	120
2032-2036	80
After 2036	65
Total(1)	$731
____________________

(1)	Excludes expected cash collections on FG VIEs of $13 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of December 31, 2016
(in millions)
2017 (January 1 – March 31)	$89
2017 (April 1 – June 30)	87
2017 (July 1 – September 30)	82
2017 (October 1 – December 31)	80
Subtotal 2017	338
2018	304
2019	268
2020	243
2021	223
2022-2026	856
2027-2031	545
2032-2036	315
After 2036	250
Net deferred premium revenue(1)	3,342
Future accretion	145
Total future net earned premiums	$3,487
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $90 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of December 31, 2016	As of December 31, 2015
	(dollars in millions)
Premiums receivable, net of commission payable	$576	$693
Gross deferred premium revenue	1,041	1,240
Weighted-average risk-free rate used to discount premiums	3.0%	3.1%
Weighted-average period of premiums receivable (in years)	9.1	9.4

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

Capitalized policy acquisition costs include expenses such as ceding commissions expense on assumed reinsurance contracts and the cost of underwriting personnel attributable to successful underwriting efforts. Ceding commission expense on assumed reinsurance contracts and ceding commission income on ceded reinsurance contracts that are associated with premiums received in installments are calculated at their contractually defined commission rates, discounted consistent with premiums receivable for all future periods, and included in deferred acquisition costs (DAC), with a corresponding offset to net premiums receivable or reinsurance balances payable. Management uses its judgment in determining the type and amount of costs to be deferred. The Company conducts an annual study to determine which operating costs qualify for deferral. Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred. DAC is amortized in proportion to net earned premiums. When an insured obligation is retired early, the remaining related DAC, net of ceding commission income is recognized at that time.

Expected losses and LAE, investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Rollforward of
Deferred Acquisition Costs

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Beginning of period	$114	$121	$124
DAC adjustments from acquisitions (see Note 2)	0	1	—
Costs deferred during the period:
Commissions on assumed and ceded business	(2)	(1)	7
Premium taxes	4	2	3
Compensation and other acquisition costs	9	11	10
Total	11	12	20
Costs amortized during the period	(19)	(20)	(23)
End of period	$106	$114	$121

Financial Guaranty Insurance Losses

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on unpaid losses. As discussed in Note 7, Fair Value Measurement, contracts that meet the definition of a derivative, as well as consolidated FG VIE assets and liabilities, are recorded separately at fair value. Any expected losses related to consolidated FG VIEs are eliminated upon consolidation. Any expected losses on credit derivatives are not recorded as loss and LAE reserve on the consolidated balance sheet, rather, credit derivatives are recorded at fair value on the balance sheet.

Under financial guaranty insurance accounting, the sum of unearned premium reserve and loss and LAE reserve represents the Company's stand‑ready obligation. Unearned premium reserve is deferred premium revenue, less claim payments and recoveries received that have not yet been recognized in the statement of operations (contra-paid). At contract inception, the entire stand-ready obligation is represented by unearned premium reserve. A loss and LAE reserve for an insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid net of contra-paid (“total losses”) exceed the deferred premium revenue, on a contract by contract basis. As a result, the Company has expected loss to be paid that has not yet been expensed. Such amounts will be recognized in future periods as deferred premium revenue amortizes into income.
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

Insurance Contracts' Loss Information

The following table provides information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.23% with a weighted average of 2.74% as of December 31, 2016 and 0.0% to 3.25% with a weighted average of 2.37% as of December 31, 2015.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of December 31, 2016			As of December 31, 2015
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public finance:
U.S. public finance	$711	$86	$625	$604	$7	$597
Non-U.S. public finance	21	—	21	25	—	25
Public finance	732	86	646	629	7	622
Structured finance:
U.S. RMBS	283	262	21	262	116	146
Triple-X life insurance transactions	36	—	36	82	—	82
Other structured finance	60	—	60	99	—	99
Structured finance	379	262	117	443	116	327
Subtotal	1,111	348	763	1,072	123	949
Other recoverable (payable)	—	(1)	1	—	3	(3)
Subtotal	1,111	347	764	1,072	126	946
Elimination of losses attributable to FG VIEs	(64)	—	(64)	(74)	0	(74)
Total (1)	$1,047	$347	$700	$998	$126	$872
______________
(1)                                 See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of December 31, 2016	As of December 31, 2015
	(in millions)
Loss and LAE reserve	$1,127	$1,067
Reinsurance recoverable on unpaid losses	(80)	(69)
Loss and LAE reserve, net	1,047	998
Salvage and subrogation recoverable	(365)	(126)
Salvage and subrogation payable(1)	17	3
Other payable (recoverable)	1	(3)
Salvage and subrogation recoverable, net, and other recoverable	(347)	(126)
Net reserves (salvage)	$700	$872
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

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2016
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,083
Contra-paid, net	37
Salvage and subrogation recoverable, net of reinsurance	348
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,046)
Other recoverable (payable)	(1)
Net expected loss to be expensed (present value) (2)	$421
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $64 million as of December 31, 2016 related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2016
(in millions)
2017 (January 1 – March 31)	$8
2017 (April 1 – June 30)	10
2017 (July 1 – September 30)	8
2017 (October 1 – December 31)	9
Subtotal 2017	35
2018	34
2019	32
2020	32
2021	28
2022-2026	117
2027-2031	82
2032-2036	44
After 2036	17
Net expected loss to be expensed	421
Future accretion	373
Total expected future loss and LAE	$794

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Public finance:
U.S. public finance	$307	$392	$192
Non-U.S. public finance	(3)	1	(1)
Public finance	304	393	191
Structured finance:
U.S. RMBS	37	54	(129)
Triple-X life insurance transactions	(22)	16	85
Other structured finance	(17)	(11)	9
Structured finance	(2)	59	(35)
Loss and LAE on insurance contracts before FG VIE consolidation	302	452	156
Gain (loss) related to FG VIE consolidation	(7)	(28)	(30)
Loss and LAE	$295	$424	$126

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2016

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	165	(35)	79	(11)	148	(49)	392	—	392
Remaining weighted-average contract period (in years)	8.6	7.0	13.2	10.5	8.1	6.0	10.1	—	10.1
Outstanding exposure:
Principal	$4,187	$(326)	$4,273	$(416)	$4,703	$(320)	$12,101	$—	$12,101
Interest	1,932	(140)	2,926	(219)	1,867	(87)	6,279	—	6,279
Total(2)	$6,119	$(466)	$7,199	$(635)	$6,570	$(407)	$18,380	$—	$18,380
Expected cash outflows (inflows)	$172	$(19)	$1,404	$(86)	$1,435	$(65)	$2,841	$(326)	$2,515
Potential recoveries
Undiscounted R&W	120	(3)	(2)	—	(62)	1	54	—	54
Other(3)	(560)	26	(144)	4	(681)	44	(1,311)	198	(1,113)
Total potential recoveries	(440)	23	(146)	4	(743)	45	(1,257)	198	(1,059)
Subtotal	(268)	4	1,258	(82)	692	(20)	1,584	(128)	1,456
Discount	61	(4)	(355)	19	(114)	(4)	(397)	24	(373)
Present value of expected cash flows	$(207)	$0	$903	$(63)	$578	$(24)	$1,187	$(104)	$1,083
Deferred premium revenue	$131	$(5)	$246	$(6)	$476	$(30)	$812	$(86)	$726
Reserves (salvage)	$(255)	$5	$738	$(58)	$343	$(10)	$763	$(64)	$699

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2015

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	202	(46)	85	(13)	132	(44)	419	—	419
Remaining weighted-average contract period (in years)	10.0	8.7	13.8	9.5	7.7	5.9	10.7	—	10.7
Outstanding exposure:
Principal	$7,751	$(732)	$3,895	$(240)	$3,087	$(187)	$13,574	$—	$13,574
Interest	4,109	(354)	2,805	(110)	1,011	(42)	7,419	—	7,419
Total(2)	$11,860	$(1,086)	$6,700	$(350)	$4,098	$(229)	$20,993	$—	$20,993
Expected cash outflows (inflows)	386	(42)	1,158	(60)	1,464	(53)	2,853	(343)	2,510
Potential recoveries
Undiscounted R&W	69	(2)	(49)	1	(85)	5	(61)	7	(54)
Other(3)	(372)	12	(167)	8	(672)	24	(1,167)	182	(985)
Total potential recoveries	(303)	10	(216)	9	(757)	29	(1,228)	189	(1,039)
Subtotal	83	(32)	942	(51)	707	(24)	1,625	(154)	1,471
Discount	22	5	(237)	11	27	(94)	(266)	34	(232)
Present value of expected cash flows	$105	$(27)	$705	$(40)	$734	$(118)	$1,359	$(120)	$1,239
Deferred premium revenue	$371	$(37)	$150	$(4)	$386	$(32)	$834	$(100)	$734
Reserves (salvage)	$2	$(19)	$591	$(38)	$404	$(9)	$931	$(74)	$857
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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $125 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $291 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations (VRDOs) for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2016, AGM and AGC had insured approximately $4.9 billion net par of VRDOs, of which approximately $0.3 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM in respect to AGMH's former GIC business. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's. FSAM is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2016, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2. There were transfers of fixed-maturity securities from Level 2 into Level 3 during 2016 because of a lack of observability relating to the valuation inputs and collateral pricing. There were no transfers into or out of Level 3 during 2015.

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

As of December 31, 2016, the Company used models to price 80 fixed-maturity securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 11.7% or $1,269 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of December 31, 2016 and December 31, 2015, other invested assets include investments carried and measured at fair value on a recurring basis of $52 million and $53 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective net asset value (NAV) per share or equivalent.

Other Assets

Committed Capital Securities

The fair value of committed capital securities (CCS), which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the AGC CCS) and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 16, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded in the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, the U.S. dollar forward swap curve, London Interbank Offered Rate (LIBOR) curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding.

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

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps and as of December 31, 2016, hedges on other financial guarantors that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The following is a description of the fair value methodology applied to the Company's insured CDS that are accounted for as credit derivatives, which constitute the vast majority of the net credit derivative liability in the consolidated balance sheets. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. Such terminations generally are done for an amount that approximates the present value of future premiums or for a negotiated amount; not at fair value.

The terms of the Company’s CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms generally include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells or purchases for credit protection purposes, except under specific circumstances such as mutual agreements with counterparties. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2016 were such that market prices of the Company’s CDS contracts were not available.

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

Assumptions and Inputs

The various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts are as follows:

•	Gross spread.

•	The allocation of gross spread among:

◦	the profit the originator, usually an investment bank, realizes for putting the deal together and funding the transaction (bank profit);

◦	premiums paid to the Company for the Company’s credit protection provided (“net spread”); and

◦	the cost of CDS protection purchased by the originator to hedge their counterparty credit risk exposure to the Company (hedge cost).

•	The weighted average life which is based on debt service schedules.

The rates used to discount future expected premium cash flows ranged from 1.00% to 2.55% at December 31, 2016 and 0.44% to 2.51% at December 31, 2015.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Deals priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of December 31, 2016	As of December 31, 2015
Based on actual collateral specific spreads	7%	13%
Based on market indices	77%	73%
Provided by the CDS counterparty	16%	14%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its deals. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS deals that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a deal generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a deal generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 26% and 20% , based on number of deals, of the Company's CDS contracts are fair valued using this minimum premium as of December 31, 2016 and December 31, 2015, respectively. The percentage of deals that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or deal originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

Other Invested Assets

The other invested assets not carried at fair value consist primarily of investments in a guaranteed investment contract. The fair value of the investments in the guaranteed investment contract approximated their carrying value due to their short term nature. The fair value measurement of the guaranteed investment contract was classified as Level 2 in the fair value hierarchy.

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
As of December 31, 2016

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,432	$—	$5,393	$39
U.S. government and agencies	440	—	440	—
Corporate securities	1,613	—	1,553	60
Mortgage-backed securities:
RMBS	987	—	622	365
CMBS	583	—	583	—
Asset-backed securities	945	—	140	805
Foreign government securities	233	—	233	—
Total fixed-maturity securities	10,233	—	8,964	1,269
Short-term investments	590	319	271	—
Other invested assets (1)	8	—	0	8
Credit derivative assets	13	—	—	13
FG VIEs’ assets, at fair value	876	—	—	876
Other assets	114	24	28	62
Total assets carried at fair value	$11,834	$343	$9,263	$2,228
Liabilities:
Credit derivative liabilities	$402	$—	$—	$402
FG VIEs’ liabilities with recourse, at fair value	807	—	—	807
FG VIEs’ liabilities without recourse, at fair value	151	—	—	151
Total liabilities carried at fair value	$1,360	$—	$—	$1,360

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2015

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,841	$—	$5,833	$8
U.S. government and agencies	400	—	400	—
Corporate securities	1,520	—	1,449	71
Mortgage-backed securities:
RMBS	1,245	—	897	348
CMBS	513	—	513	—
Asset-backed securities	825	—	168	657
Foreign government securities	283	—	283	—
Total fixed-maturity securities	10,627	—	9,543	1,084
Short-term investments	396	305	31	60
Other invested assets(1)	12	—	5	7
Credit derivative assets	81	—	—	81
FG VIEs’ assets, at fair value	1,261	—	—	1,261
Other assets	106	23	21	62
Total assets carried at fair value	$12,483	$328	$9,600	$2,555
Liabilities:
Credit derivative liabilities	$446	$—	$—	$446
FG VIEs’ liabilities with recourse, at fair value	1,225	—	—	1,225
FG VIEs’ liabilities without recourse, at fair value	124	—	—	124
Total liabilities carried at fair value	$1,795	$—	$—	$1,795
 ____________________

(1)
Excluded from the table above are investments funds of $48 million and $45 million as of December 31, 2016 and December 31, 2015, respectively, measured using NAV per share. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2016 and 2015.

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
CIFG Acquisition	1		—		20		36		0		—		—		(67)		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	2	(2)	(16)	(2)	10	(2)	51	(2)	0	(2)	167	(3)	0	(4)	74	(6)	(125)	(3)	(18)	(3)
Other comprehensive income (loss)	(4)		5		(13)		116		0		—		0		—		—		—
Purchases	33		—		70		76		—		—		—		—		—		—
Settlements	(1)		—		(70)		(139)		(60)		(629)		—		(31)		597		14
FG VIE consolidations	—		—		—		—		—		97		—		—		(54)		(43)
FG VIE deconsolidations	—		—		0		—		—		(20)		—		—		—		20
Transfers into Level 3	—		—		—		8		—		—		—		—		—		—
Fair value as of December 31, 2016	$39		$60		$365		$805		$—		$876		$65		$(389)		$(807)		$(151)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2016	$(4)		$5		$(15)		$116		$—		$93		$0		$(33)		$(12)		$(17)

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

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net realized investment gains (losses), net investment income and other income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives and other income.

(7)	Primarily non-cash transaction.

(8)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2016

Financial Instrument Description(1)	Fair Value at December 31, 2016(in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$39	Yield	4.3%	-	22.8%	11.1%

Corporate securities	60	Yield	20.1%

RMBS	365	CPR	1.6%	-	17.0%	4.6%
		CDR	1.5%	-	10.1%	6.7%
		Loss severity	30.0%	-	100.0%	77.8%
		Yield	3.3%	-	9.7%	6.0%
Asset-backed securities:
Triple-X life insurance transactions	425	Yield	5.7%	-	6.0%	5.8%

Collateralized debt obligations (CDO)	332	Yield	10.0%

CLO/TruPS	19	Yield	1.5%	-	4.8%	3.1%

Others	29	Yield	7.2%

FG VIEs’ assets, at fair value	876	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.9%	-	20.0%	6.5%

Other assets	62	Implied Yield	4.5%	-	5.1%	4.8%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(389)	Year 1 loss estimates	0.0%	-	38.0%	1.3%
		Hedge cost (in bps)	7.2	-	118.1	24.5
		Bank profit (in bps)	3.8	-	825.0	61.8
		Internal floor (in bps)	7.0	-	100.0	13.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(958)	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.4%	-	20.0%	5.0%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $8 million.

 Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2015

Financial Instrument Description(1)	Fair Value at December 31, 2015(in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (3):
Corporate securities	$71	Yield	21.8%

RMBS	348	CPR	0.3%	-	9.0%	2.6%
		CDR	2.7%	-	9.3%	7.0%
		Loss severity	60.0%	-	100.0%	74.0%
		Yield	4.7%	-	8.2%	6.0%
Asset-backed securities:
Investor owned utility	69	Cash flow receipts	100.0%
		Collateral recovery period	2.9 years
		Discount factor	7.0%

Triple-X life insurance transactions	329	Yield	3.5%	-	7.5%	5.0%

CDO	259	Yield	20.0%

Short-term investments	60	Yield	17.0%

FG VIEs’ assets, at fair value	1,261	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	6.4%

Other assets	62	Implied Yield	5.5%	-	6.4%	5.9%
		Term (years)	5 years
Liabilities:
Credit derivative liabilities, net	(365)	Year 1 loss estimates	0.0%	-	41.0%	0.6%
		Hedge cost (in bps)	32.8	-	282.0	66.3
		Bank profit (in bps)	3.8	-	1,017.5	110.8
		Internal floor (in bps)	7.0	-	100.0	16.8
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(1,349)	CPR	0.3%	-	9.2%	3.9%
		CDR	1.2%	-	16.0%	4.7%
		Loss severity	40.0%	-	100.0%	85.9%
		Yield	1.9%	-	20.0%	5.6%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

(3)	Excludes obligations of state and political subdivisions investments with fair value of $8 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,233	$10,233	$10,627	$10,627
Short-term investments	590	590	396	396
Other invested assets(1)	146	147	150	152
Credit derivative assets	13	13	81	81
FG VIEs’ assets, at fair value	876	876	1,261	1,261
Other assets	205	205	206	206
Liabilities:
Financial guaranty insurance contracts(2)	3,483	8,738	3,998	8,712
Long-term debt	1,306	1,546	1,300	1,512
Credit derivative liabilities	402	402	446	446
FG VIEs’ liabilities with recourse, at fair value	807	807	1,225	1,225
FG VIEs’ liabilities without recourse, at fair value	151	151	124	124
Other liabilities	12	12	9	9
____________________

(1)
Includes investments not carried at fair value with a carrying value of $93 million and $93 million as of December 31, 2016 and December 31, 2015, respectively. Excludes investments carried under the equity method.

(2)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

8.	Contracts Accounted for as Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS). The credit derivatives portfolio also includes interest rate swaps and hedges on other financial guarantors.

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

     The estimated remaining weighted average life of credit derivatives was 5.3 years at December 31, 2016 and 5.4 years at December 31, 2015. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives

	As of December 31, 2016		As of December 31, 2015
Asset Type	Net Par Outstanding	Weighted Average Credit Rating	Net Par Outstanding	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
Collateralized loan obligations (CLO) /collateralized bond obligations	$2,022	AAA	$5,873	AAA
Synthetic investment grade pooled corporate	7,224	AAA	7,108	AAA
TruPS CDOs	1,179	BBB+	3,429	A-
Market value CDOs of corporate obligations	—	--	1,113	AAA
Total pooled corporate obligations	10,425	AAA	17,523	AAA
U.S. RMBS	1,142	AA-	1,526	A+
CMBS	—	--	530	AAA
Other	5,430	A+	6,015	A
Total(1)	$16,997	AA+	$25,594	AA+
____________________

(1)	The December 31, 2016 total amount includes $1.7 billion net par outstanding of credit derivatives from CIFG Acquisition.

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

The Company’s exposure to “Other” CDS contracts is also highly diversified. It includes $1.5 billion of exposure to one pooled infrastructure transaction comprising diversified pools of international infrastructure project transactions and loans to regulated utilities. These pools were all structured with underlying credit enhancement sufficient for the Company to attach at AAA levels at origination. The remaining $3.9 billion of exposure in “Other” CDS contracts comprises numerous deals across various asset classes, such as commercial receivables, international RMBS, infrastructure, regulated utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2016		As of December 31, 2015
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$10,967	64.6%	$14,808	57.9%
AA	2,167	12.7	4,821	18.8
A	1,499	8.8	2,144	8.4
BBB	1,391	8.2	2,212	8.6
BIG	973	5.7	1,609	6.3
Credit derivative net par outstanding	$16,997	100.0%	$25,594	100.0%

 Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivatives Gain (Loss)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Realized gains on credit derivatives	$56	$63	$73
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(27)	(81)	(50)
Realized gains (losses) and other settlements	29	(18)	23
Net unrealized gains (losses):
Pooled corporate obligations	(16)	147	(18)
U.S. RMBS	22	396	814
CMBS	0	42	2
Other	63	161	2
Net unrealized gains (losses)	69	746	800
Net change in fair value of credit derivatives	$98	$728	$823

Terminations and Settlements
of Direct Credit Derivative Contracts

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net par of terminated credit derivative contracts	$3,811	$2,777	$3,591
Realized gains on credit derivatives	20	13	1
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	—	(116)	(26)
Net unrealized gains (losses) on credit derivatives	103	465	546

During 2016, unrealized fair value gains were generated primarily as a result of CDS terminations in the U.S. RMBS and other sectors, run-off of CDS par and price improvements on the underlying collateral of the Company’s CDS. The majority of the CDS transactions were terminated as a result of settlement agreements with several CDS counterparties. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. These transactions were pricing at or above their floor levels (or the minimum rate at which the Company would consider assuming these risks based on historical experience); therefore when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Five-year CDS spread:
AGC	158	376	323
AGM	158	366	325

One-year CDS spread:
AGC	35	139	80
AGM	29	131	85

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of December 31, 2016	As of December 31, 2015
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(811)	$(1,448)
Plus: Effect of AGC and AGM credit spreads	422	1,083
Net fair value of credit derivatives	$(389)	$(365)

The fair value of CDS contracts at December 31, 2016, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are TruPS and pooled corporate securities as well as 2005-2007 vintages of Alt-A, Option ARM and subprime RMBS deals. The mark to market benefit between December 31, 2016, and December 31, 2015, resulted primarily from several CDS terminations and a narrowing of credit spreads related to the Company's TruPS and U.S. RMBS obligations.

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

Net Fair Value and Expected Losses
of Credit Derivatives

	As of December 31, 2016	As of December 31, 2015
	(in millions)
Fair value of credit derivative asset (liability), net	$(389)	$(365)
Expected loss to be (paid) recovered	(10)	(16)

Ratings Sensitivities of Credit Derivative Contracts

Within the Company’s insured CDS portfolio, the transaction documentation for approximately $0.7 billion in CDS gross par insured as of December 31, 2016 requires AGC to post eligible collateral to secure its obligations to make payments under such contracts. This constitutes a reduction of approximately $3.1 billion from the $3.8 billion subject to such a requirement as of December 31, 2015, primarily due to an agreement reached in May 2016 with a CDS counterparty reducing the collateral posting requirement with respect to that counterparty to zero. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount.

•
For approximately $516 million gross par of such contracts, AGC has negotiated caps such that the posting requirement cannot exceed a certain fixed amount, regardless of the mark-to-market valuation of the exposure or the financial strength ratings of AGC. For such contracts, AGC need not post on a cash basis an aggregate of more than $500 million, although the value of the collateral posted may exceed such fixed amount depending on the advance rate agreed with the counterparty for the particular type of collateral posted.

•
For the remaining approximately $174 million gross par of such contracts, AGC could be required from time to time to post additional collateral without such cap based on movements in the mark-to-market valuation of the underlying exposure.

As of December 31, 2016, the Company was posting approximately $116 million to secure its obligations under CDS, of which approximately $16 million related to the $174 million of gross par described above, as to which the obligation to collateralize is not capped. As of December 31, 2015, the Company was posting approximately $305 million to secure its obligations under CDS, of which approximately $23 million related to $221 million of gross par as to which the obligation to collateralize was not capped. In February 2017, the Company terminated all of its remaining CDS contracts with one of its counterparties as to which it had a posting requirement (subject to a cap); the CDS contracts related to approximately $183 million gross par and $73 million of collateral posted, as December 31, 2016; and all the collateral is being returned to the Company.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of December 31, 2016

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(791)	$(402)
50% widening in spreads	(590)	(201)
25% widening in spreads	(490)	(101)
10% widening in spreads	(430)	(41)
Base Scenario	(389)	—
10% narrowing in spreads	(351)	38
25% narrowing in spreads	(295)	94
50% narrowing in spreads	(203)	186
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

Consolidated FG VIEs

Number of FG VIEs Consolidated

	Year Ended December 31,
	2016	2015	2014

Beginning of the period, December 31	34	32	40
Radian Asset Acquisition	—	4	—
Consolidated(1)	1	1	2
Deconsolidated(1)	(2)	(1)	(8)
Matured	(1)	(2)	(2)
End of the period, December 31	32	34	32
____________________

(1)
Net loss on consolidation and deconsolidation was de minimis in 2016. Net loss on consolidation was $26 million in 2015. Net gain on deconsolidation was $120 million and net loss on consolidation was $26 million in 2014.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $137 million at December 31, 2016 and $154 million at December 31, 2015. The aggregate unpaid principal of the FG VIEs’ assets was approximately $432 million greater than the aggregate fair value at December 31, 2016. The aggregate unpaid principal of the FG VIEs’ assets was approximately $804 million greater than the aggregate fair value at December 31, 2015, excluding the effect of R&W settlements. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2016 that was recorded in the consolidated statements of operations for 2016 were gains of $55 million. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2015 that was recorded in the consolidated statements of operations for 2015 were gains of $90 million. The change in the instrument-specific credit risk of the FG VIEs’ assets for 2014 were gains of $116 million. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the instrument specific credit risk and changes due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $871 million and $1,436 million as of December 31, 2016 and December 31, 2015, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $109 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2016. The aggregate unpaid principal balance was approximately $423 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2015.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2016		As of December 31, 2015
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$473	$509	$506	$521
U.S. RMBS second lien	178	223	194	273
Life insurance	—	—	347	347
Manufactured housing	74	75	84	84
Total with recourse	725	807	1,131	1,225
Without recourse	151	151	130	124
Total	$876	$958	$1,261	$1,349

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

Effect of Consolidating FG VIEs on Net Income,
Cash Flows From Operating Activities and Shareholders’ Equity

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net earned premiums	$(16)	$(21)	$(32)
Net investment income	(10)	(32)	(11)
Net realized investment gains (losses)	1	10	(5)
Fair value gains (losses) on FG VIEs	38	38	255
Bargain purchase gain	—	2	—
Loss and LAE	7	28	30
Other income (loss)	0	0	(2)
Effect on income before tax	20	25	235
Less: tax provision (benefit)	7	8	82
Effect on net income (loss)	$13	$17	$153

Effect on cash flows from operating activities	$24	$43	$68

	As of December 31, 2016	As of December 31, 2015
	(in millions)
Effect on shareholders’ equity (decrease) increase	$(9)	$(23)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $38 million. The primary driver of the 2016 gain in fair value of FG VIE assets and liabilities was net mark-to-market gains due to price appreciation resulting from improvements in the underlying collateral of HELOC RMBS assets of the FG VIEs.

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

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement agreement that results in the termination of the original insured financial guaranty insurance or credit derivative contract the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIE assets and FG VIE liabilities.

Non-Consolidated VIEs

As of December 31, 2016 and December 31, 2015, the Company had financial guaranty contracts outstanding for approximately 600 and 750 VIEs, respectively, that it did not consolidate. To date, the Company’s analyses have indicated that it does not have indicated that it is not the primary beneficiary of any other VIEs and, as a result, they are not consolidated. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Accounting Policy

The vast majority of the Company's investment portfolio is composed of fixed-maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 98.5% based on fair value as of December 31, 2016), and therefore carried at fair value. Changes in fair value for other-than-temporarily-impaired (OTTI) securities are bifurcated between credit losses and non-credit changes in fair value. The credit loss on OTTI securities is recorded in the statement of operations and the non-credit component of the change in fair value of securities, whether OTTI or not, is recorded in OCI. For securities in an unrealized loss position where the Company has the intent to sell or it is more-likely-than-not that it will be required to sell the security before recovery, the entire impairment loss (i.e., the difference between the security's fair value and its amortized cost) is recorded in the consolidated statements of operations.

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

For mortgage‑backed securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any necessary adjustments due to changes in effective yields and maturities are recognized in net investment income using the retrospective method.

Loss mitigation securities are generally purchased at a discount and are accounted for based on their underlying investment type, excluding the effects of the Company’s insurance. Interest income on loss mitigation securities is recognized on a level yield basis over the remaining life of the security.

Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in money market funds.

Other invested assets primarily include guaranteed investment contracts, which are carried at amortized cost plus accrued interest and preferred stocks, which are carried at fair value with changes in unrealized gains and losses recorded in OCI.

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

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $91 million and $99 million as of December 31, 2016 and December 31, 2015, respectively.

Net Investment Income

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Income from fixed-maturity securities managed by third parties	$306	$335	$324
Income from internally managed securities:
Fixed maturities	103	61	74
Other	7	37	14
Other	1	0	0
Gross investment income	417	433	412
Investment expenses	(9)	(10)	(9)
Net investment income	$408	$423	$403

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Gross realized gains on available-for-sale securities	$28	$44	$14
Gross realized losses on available-for-sale securities	(8)	(15)	(5)
Net realized gains (losses) on other invested assets	2	(8)	6
Other-than-temporary impairment	(51)	(47)	(75)
Net realized investment gains (losses)	$(29)	$(26)	$(60)

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Balance, beginning of period	$108	$124	$80
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	3	3	64
Eliminations of securities issued by FG VIEs	—	—	(15)
Reductions for securities sold and other settlement during the period	(4)	(28)	(12)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	27	9	7
Balance, end of period	$134	$108	$124

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2016

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,269	$202	$(39)	$5,432	$13	AA
U.S. government and agencies	4	424	17	(1)	440	—	AA+
Corporate securities	15	1,612	32	(31)	1,613	(8)	A-
Mortgage-backed securities(4):	—
RMBS	9	998	27	(38)	987	(21)	A-
CMBS	5	575	13	(5)	583	—	AAA
Asset-backed securities	8	835	110	0	945	33	B
Foreign government securities	3	261	4	(32)	233	—	AA
Total fixed-maturity securities	94	9,974	405	(146)	10,233	17	A+
Short-term investments	6	590	0	0	590	—	AAA
Total investment portfolio	100%	$10,564	$405	$(146)	$10,823	17	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2015

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	52%	$5,528	$323	$(10)	$5,841	$5	AA
U.S. government and agencies	3	377	23	0	400	—	AA+
Corporate securities	14	1,505	38	(23)	1,520	(13)	A-
Mortgage-backed securities(4):
RMBS	11	1,238	29	(22)	1,245	(7)	A
CMBS	5	506	9	(2)	513	—	AAA
Asset-backed securities	8	831	4	(10)	825	(6)	B+
Foreign government securities	3	290	4	(11)	283	—	AA+
Total fixed-maturity securities	96	10,275	430	(78)	10,627	(21)	A+
Short-term investments	4	396	0	0	396	—	AA-
Total investment portfolio	100%	$10,671	$430	$(78)	$11,023	$(21)	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 20, Other Comprehensive Income.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 42% of mortgage backed securities as of December 31, 2016 and 54% as of December 31, 2015 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories.

The following tables present the fair value of the Company’s available-for-sale portfolio of obligations of state and political subdivisions as of December 31, 2016 and December 31, 2015 by state.

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2016 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Fixed-maturity securities:
New York	$13	$38	$570	$621	$604	AA
California	73	62	391	526	497	A+
Texas	16	186	316	518	503	AA
Washington	81	68	201	350	348	AA
Florida	16	11	247	274	266	AA-
Massachusetts	74	—	149	223	215	AA
Illinois	18	65	127	210	205	A+
Arizona	—	3	122	125	122	AA
Georgia	—	9	104	113	109	A+
Pennsylvania	38	17	58	113	111	A+
All others	153	155	1,085	1,393	1,364	AA-
Total	$482	$614	$3,370	$4,466	$4,344	AA-

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2015 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Fixed-maturity securities:
New York	$13	$59	$571	$643	$610	AA
Texas	28	224	325	577	542	AA
California	78	66	411	555	521	A+
Washington	59	79	200	338	323	AA
Florida	17	—	268	285	266	AA-
Illinois	47	69	128	244	234	A
Massachusetts	75	—	148	223	207	AA
Arizona	—	10	181	191	181	AA
Pennsylvania	48	26	47	121	115	A
Ohio	17	14	83	114	106	AA
All others	156	168	1,148	1,472	1,396	AA-
Subtotal	538	715	3,510	4,763	4,501	AA-
Short-term investments (2)	—	—	60	60	60	CC
Total	$538	$715	$3,570	$4,823	$4,561	AA-
____________________

(1)
Excludes $966 million and $1,078 million as of December 31, 2016 and 2015, respectively, of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

(2)    Matured in the first quarter of 2016.

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by transportation authorities and other utilities, water and sewer authorities, universities and healthcare providers.

Revenue Bonds
Sources of Funds

	As of December 31, 2016		As of December 31, 2015
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Fixed-maturity securities:
Transportation	$860	$824	$867	$815
Tax backed	617	601	610	576
Water and sewer	545	531	612	576
Higher education	513	499	518	487
Municipal utilities	365	360	414	393
Healthcare	310	298	344	321
All others	160	158	145	141
Subtotal	3,370	3,271	3,510	3,309
Short-term investments (1)	—	—	60	60
Total	$3,370	$3,271	$3,570	$3,369
____________________
(1)    Matured in the first quarter of 2016.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	0
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities(1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2015

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$316	$(10)	$7	$0	$323	$(10)
U.S. government and agencies	77	0	—	—	77	0
Corporate securities	381	(8)	95	(15)	476	(23)
Mortgage-backed securities:
RMBS	438	(8)	90	(14)	528	(22)
CMBS	140	(2)	2	0	142	(2)
Asset-backed securities	517	(10)	—	—	517	(10)
Foreign government securities	97	(4)	82	(7)	179	(11)
Total	$1,966	$(42)	$276	$(36)	$2,242	$(78)
Number of securities(1)		335		71		396
Number of securities with other-than-temporary impairment		9		4		13
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2016, 41 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2016 was $59 million. As of December 31, 2015, of the securities in an unrealized loss position for 12 months or more, nine securities had unrealized losses greater than 10% of book value with an unrealized loss of $26 million. The Company has determined that the unrealized losses recorded as of December 31, 2016 and December 31, 2015 were yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2016 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2016

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$482	$550
Due after one year through five years	1,725	1,727
Due after five years through 10 years	2,112	2,155
Due after 10 years	4,082	4,231
Mortgage-backed securities:
RMBS	998	987
CMBS	575	583
Total	$9,974	$10,233

The investment portfolio contains securities and cash that are either held in trust for the benefit of third party reinsurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted in the amount of $285 million and $283 million, based on fair value, as of December 31, 2016 and December 31, 2015, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,420 million and $1,411 million, based on fair value as of December 31, 2016 and December 31, 2015, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $116 million and $305 million as of December 31, 2016 and December 31, 2015, respectively.

No material investments of the Company were non-income producing for years ended December 31, 2016 and 2015, respectively.

Externally Managed Portfolio

The majority of the investment portfolio is managed by four outside managers. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally do not permit its outside managers to purchase securities rated lower than A- by S&P or A3 by Moody’s, excluding a 2.5% allocation to corporate securities not rated lower than BBB by S&P or Baa2 by Moody’s.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 15% and 13% of the investment portfolio, on a fair value basis as of December 31, 2016 and December 31, 2015, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

One of the Company's strategies for mitigating losses has been to purchase securities it has insured that have expected losses, at discounted prices (loss mitigation securities). In addition, the Company holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of our financial guaranties (other risk management assets). During 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities, including, among others, both controlling and non-controlling investments in investment managers.

Internally Managed Portfolio
Carrying Value

	As of December 31,
	2016	2015
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,492	$1,266
Other invested assets	107	114
Other	55	55
Total	$1,654	$1,435

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

The Company's U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (NAIC) and their respective insurance departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The Company has no permitted accounting practices on a statutory basis, except for those related to CIFGNA which was merged into AGC and therefore subject to statutory merger accounting requiring the restatement of prior year balances of AGC to include CIFGNA. On the CIFG Acquisition Date, accounting policies were conformed with AGC's accounting policies which do not include any permitted practices.

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

•
insured obligations of VIEs and refinancing vehicles debt, where the Company is deemed the primary beneficiary, are accounted for as insurance contracts. Under GAAP, such VIEs and refinancing vehicles are consolidated and any transactions with the Company are eliminated;

•	surplus notes are recognized as surplus and each payment of principal and interest is recorded only upon approval of the insurance regulator rather than liabilities with periodic accrual of interest;

•	push-down acquisition accounting is not applicable under statutory accounting practices, as it is under GAAP;

•
losses are discounted at a rate of 4.0% or 5.0%, recorded when the loss is deemed probable and without consideration of the deferred premium revenue. Under GAAP, expected losses are discounted at the risk free rate at the end of each reporting period and are recorded only to the extent they exceed deferred premium revenue;

•	the present value of installment premiums and commissions are not recorded on the balance sheet as they are under GAAP; and

•
mergers of acquired companies are treated as statutory mergers at historical balances and financial statements are retroactively revised assuming the merger occurred at the beginning of the prior year, rather than prospectively beginning with the date of acquisition at fair value under GAAP.

AG Re, a Bermuda regulated Class 3B insurer, prepares its statutory financial statements in conformity with the accounting principles set forth in the Insurance Act 1978, amendments thereto and related regulations. As of December 31, 2016, the Bermuda Monetary Authority (Authority) now requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of AG Re, are U.S. GAAP), subject to certain adjustments. The principal difference relates to certain assets designated as “non-admitted assets” which are charged directly to statutory surplus rather than reflected as assets as they are under U.S. GAAP.

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2016	2015	2016	2015	2014
	(in millions)
U.S. statutory companies:
AGM(1)	$2,321	$2,441	$191	$217	$304
AGC(1)(2)	1,896	1,365	108	(92)	116
MAC	487	730	142	102	75
Bermuda statutory company:
AG Re	1,255	984	139	51	28
____________________

(1)
Policyholders' surplus of AGM and AGC include their indirect share of MAC. AGM and AGC own approximately 61% and 39%, respectively, of the outstanding stock of Municipal Assurance Holdings Inc. (MAC Holdings), which owns 100% of the outstanding common stock of MAC.

(2)
As indicated in Note 2, Acquisitions, AGC completed the acquisition of CIFGH (the parent company of CIFGNA) on July 1, 2016 and Radian Asset on April 1, 2015. Both CIFGNA and Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The impact to AGC's policyholders' surplus was approximately $287 million from the CIFGH acquisition, on a statutory basis, as of July 1, 2016 and $333 million from the Radian Asset acquisition, on a statutory basis, as of April 1, 2015.

Contingency Reserves

On July 15, 2013, AGM and its wholly-owned subsidiary AGE (together, the AGM Group) and AGC, were notified that the New York State Department of Financial Services (NYDFS) and the Maryland Insurance Administration (MIA) did not object to the AGM Group and AGC, respectively, reassuming all of the outstanding contingency reserves that the AGM Group and AGC had ceded to AG Re and electing to cease ceding future contingency reserves to AG Re. The insurance regulators permitted the AGM Group and AGC to reassume the contingency reserves in increments over three years. In the third quarter of 2015, the AGM Group and AGC each reassumed their respective final installments and as of December 31, 2015, the AGM Group and AGC had collectively reassumed an aggregate of approximately $522 million.

From time to time, AGM and AGC have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations.  In 2016, on the latter basis, AGM obtained the NYDFS's approval for a contingency reserve release of approximately $175 million and AGC obtained the MIA's approval for a contingency reserve release of approximately $152 million. In addition, MAC also released approximately $53 million of contingency reserves, which consisted of the assumed contingency reserves maintained by MAC, as reinsurer of AGM, in respect of the same obligations that were the subject of AGM's $175 million release.

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

Dividend Restrictions and Capital Requirements

Under New York insurance law, AGM and MAC may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM and MAC may each pay dividends without the prior approval of the New York Superintendent of Financial Services (New York Superintendent) that, together with all dividends declared or distributed by it during the preceding 12 months, do not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. The maximum amount available during 2017 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $232 million, of which approximately $81 million is estimated to be available for distribution in the first quarter of 2017. The maximum amount available during 2017 for MAC to distribute as dividends without regulatory approval is estimated to be approximately $49 million.  Since its capitalization in 2013, MAC has not distributed any dividends. MAC currently intends to allocate the distribution of such amount quarterly in 2017.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2017 for AGC to distribute as ordinary dividends is approximately $107 million, of which approximately $29 million is available for distribution in the first quarter of 2017.

On June 30, 2016, MAC obtained approval from the NYDFS to repay its $300 million surplus note to MAC Holdings and its $100 million surplus note (plus accrued interest) to AGM. Accordingly, on June 30, 2016, MAC transferred cash and/or marketable securities to (i) MAC Holdings in an aggregate amount equal to $300 million, and (ii)  AGM in an aggregate amount of $102.5 million. MAC Holdings, upon receipt of such $300 million from MAC, distributed cash and/or marketable securities in an aggregate amount of $300 million to its shareholders, AGM and AGC, in proportion to their respective 61% and 39% ownership interests such that AGM received $182 million and AGC received $118 million.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority (Authority). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $314 million, without AG Re certifying to the Authority that it will continue to meet required margins. As of December 31, 2016, the Authority now requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of AG Re, are U.S. GAAP), subject to certain adjustments. As a result of this new requirement, certain assets previously non-admitted by AG Re are now admitted, resulting in an increase to AG Re’s statutory capital and surplus limitation. Based on the foregoing limitations, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to the limit of its outstanding statutory surplus, which was approximately $314 million as of December 31, 2016. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2016, AG Re had unencumbered assets of approximately $596 million.

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

Dividends and Surplus Notes
By Insurance Company Subsidiaries

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Dividends paid by AGC to AGUS	$79	$90	$69
Dividends paid by AGM to AGMH	247	215	160
Dividends paid by AG Re to AGL	100	150	82
Repayment of surplus note by AGM to AGMH	—	25	50
Repayment of surplus note by MAC to AGM	100	—	—
Repayment of surplus note by MAC to MAC Holdings (1)	300	—	—
____________________

(1)	MAC Holdings returned $300 million to AGM and AGC, in proportion to their ownership percentages, in the second quarter of 2016.

Stock Redemption Plan

On November 25, 2016, the New York Superintendent approved AGM's request to repurchase 125 of its shares of common stock from its direct parent, AGMH, for approximately $300 million. AGM implemented the stock redemption plan in December 2016. Each share repurchased by AGM was retired and ceased to be an authorized share. Pursuant to AGM's Amended and Restated Charter, the par value of AGM's remaining shares of common stock issued and outstanding increased automatically in order to maintain AGM's total paid-in capital at $15 million and its authorized capital at $20 million.

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

Non-interest-bearing tax and loss bonds are purchased in the amount of the tax benefit that results from deducting contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in deferred taxes.

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

In November 2013, AGL became tax resident in the U.K. although it will remain a Bermuda-based company and its administrative and head office functions will continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (HMRC).  AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax remains at 20% for 2016. AGL has also registered in the U.K. to report its Value Added Tax (VAT) liability.  The current rate of VAT is 20%. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. "controlled foreign companies" regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

AGUS files a consolidated federal income tax return with AGC, AG Financial Products Inc. (AGFP), AG Analytics Inc., AGMH and subsidiaries. On April 1, 2015 AGC purchased Radian Asset and Van American. Subsequent to the purchase, Radian Asset merged into AGC and dissolved. Van American joined AGUS consolidated tax group. On July 1, 2016 AGC purchased CIFGNA, which subsequently merged into AGC and dissolved. Assured Guaranty Overseas U.S. Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc., file their own consolidated federal income tax return.

Provision for Income Taxes

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 20% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. For periods subsequent to April 1, 2015, the U.K. corporation tax rate has been reduced to 20% and is expected to remain unchanged until April 1, 2017. For period April 1, 2014 to April 1, 2015 the U.K. corporation tax rate was 21% resulting in a blended tax rate of 20.25% in 2015. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$316	$443	$490
Tax-exempt interest	(49)	(54)	(53)
Gain on bargain purchase	(125)	(19)	—
Change in liability for uncertain tax positions	11	12	9
Effect of provision to tax return filing adjustments	(15)	(11)	(6)
Other	(2)	4	3
Total provision (benefit) for income taxes	$136	$375	$443
Effective tax rate	13.4%	26.2%	28.9%

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2016	2015	2014
	(in millions)
United States	$921	$1,284	$1,420
Bermuda	126	177	142
U.K.	(30)	(30)	(31)
Total	$1,017	$1,431	$1,531

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2016	2015	2014
	(in millions)
United States	$1,442	$1,853	$1,633
Bermuda	239	361	365
U.K.	(4)	(7)	(4)
Total	$1,677	$2,207	$1,994

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Components of Net Deferred Tax Assets

	As of December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$66	$33
Unearned premium reserves, net	229	254
Loss and LAE reserve	216	64
Tax and loss bonds	50	39
Alternative minimum tax credit	17	55
Foreign tax credit	20	11
DAC	29	27
Investment basis difference	76	86
Deferred compensation	40	41
Net operating loss	64	—
Other	43	17
Total deferred income tax assets	850	627
Deferred tax liabilities:
Contingency reserves	82	64
Public debt	91	94
Unrealized appreciation on investments	84	108
Unrealized gains on CCS	22	22
Market discount	22	21
Other	33	31
Total deferred income tax liabilities	334	340
Less: Valuation allowance	19	11
Net deferred income tax asset	$497	$276

As of December 31, 2016, the Company had alternative minimum tax credits of $17 million which do not expire. During 2016 the Company generated $1 million of foreign tax credit which will expire in 2026. Management believes sufficient future taxable income exists to realize the full benefit of these tax credits.

As part of the CIFG Acquisition, the Company acquired $189 million of net operating losses (NOL) which will begin to expire in 2033. The NOL has been limited under Internal Revenue Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2016, the Company had $184 million of NOL’s available to offset its future U.S. taxable income.

Valuation Allowance

As part of the Radian Asset Acquisition, the Company acquired $19 million of foreign tax credits (FTC) which will expire in 2020. Of that balance, $11 million was guaranteed at the time of the purchase with an additional $8 million allocated after filing 2015 tax return. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

AGUS has open tax years with the U.S. Internal Revenue Service (IRS) for 2009 forward and is currently under audit for the 2009-2012 tax years. In December of 2016 the IRS issued a Revenue Agent Report (RAR) which did not identify any material adjustments that were not already accounted for in the prior periods. It is expected that the audit will close in 2017 and, depending on the final outcome, reserves for uncertain tax positions may be released. Assured Guaranty Oversees U.S. Holdings Inc. has open tax years of 2013 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2014 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2013 forward.

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax positions.

	2016	2015	2014
	(in millions)
Balance as of January 1,	$40	$28	$20
Effect of provision to tax return filing adjustments	6	10	6
Increase in unrecognized tax positions as a result of position taken during the current period	4	2	2
Balance as of December 31,	$50	$40	$28

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $2 million for 2016 and $1 million per year for the year ended 2015 and 2014 respectively. As of December 31, 2016 and December 31, 2015, the Company has accrued $7 million and $5 million of interest, respectively.

The total amount of unrecognized tax positions as of December 31, 2016 would affect the effective tax rate, if recognized.

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

The Company assumes exposure on insured obligations (Assumed Business) and may cede portions of its exposure on obligations it has insured (Ceded Business) in exchange for premiums, net of ceding commissions. The Company historically entered into ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks.

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

Assumed and Ceded Business

The Company assumes business from third party insurers and reinsurers, including other monoline financial guaranty companies. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a portion of the ceding Company's premium for the insured risk (typically, net of a ceding commission). The Company’s facultative and treaty agreements are generally subject to termination at the option of the ceding company:

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional required payment. As of December 31, 2016, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $45 million and $18 million, respectively.

The Company has Ceded Business to non-affiliated companies to limit its exposure to risk. Under these relationships, the Company ceded a portion of its insured risk to the reinsurer in exchange for the reinsurer receiving a share of the Company's premiums for the insured risk (typically, net of a ceding commission). The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. The Company’s ceded contracts generally allow the Company to recapture Ceded Business after certain triggering events, such as reinsurer downgrades.

Over the past several years, the Company has entered into several commutations in order to reassume previously ceded books of business from its reinsurers. The Company has also canceled assumed reinsurance contracts.

Net Effect of Commutations of Ceded and
Cancellations of Assumed Reinsurance Contracts

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Increase (decrease) in net unearned premium reserve	$—	$23	$20
Increase (decrease) in net par outstanding	28	855	1,167
Commutation gains (losses)	8	28	23

The following table presents the components of premiums and losses reported in the consolidated statement of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Premiums Written:
Direct	$165	$164	$116
Assumed(1)	(11)	17	(12)
Ceded(2)	(17)	10	15
Net	$137	$191	$119
Premiums Earned:
Direct	$887	$792	$581
Assumed	27	40	47
Ceded	(50)	(66)	(58)
Net	$864	$766	$570
Loss and LAE:
Direct	$327	$399	$132
Assumed	0	45	37
Ceded	(32)	(20)	(43)
Net	$295	$424	$126
____________________

(1)	Negative assumed premiums written were due to changes in expected debt service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

In addition to the items presented in the table above, the Company records in net change in fair value of credit derivatives on the consolidated statements of operations, the effect of assumed and ceded credit derivative exposures. These amounts were losses of $27 million in 2016 and $3 million in 2015 and gains of $2 million in 2014.

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by third party insurers and reinsurers. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of December 31, 2016, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $110 million insured by National, $83 million insured by Ambac and $8 million insured by other guarantors.

In addition, the Company acquired bonds for loss mitigation or other risk management purposes. As of December 31, 2016 these bonds had a fair value of $332 million insured by MBIA and $126 million insured by FGIC UK Limited. On January 10, 2017, the Company delivered the bonds insured by MBIA in connection with its acquisition of AGLN. See Note 2, Acquisitions, for more information on the acquisition of AGLN.

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

Monoline and Reinsurer Exposure by Company

	Par Outstanding
	As of December 31, 2016
Reinsurer	Ceded Par Outstanding (1)	Second-to- Pay Insured Par Outstanding (2)	Assumed Par Outstanding
	(in millions)
Reinsurers rated investment grade:
Tokio Marine & Nichido Fire Insurance Co., Ltd. (3) (4)	$3,436	$—	$—
Mitsui Sumitomo Insurance Co. Ltd. (3) (4)	1,273	—	—
National	—	4,420	4,364
Subtotal	4,709	4,420	4,364
Reinsurers rated BIG, had rating withdrawn or not rated:
American Overseas Reinsurance Company Limited (3)	3,573	—	30
Syncora (3)	2,062	1,098	655
ACA Financial Guaranty Corp.	637	20	—
Ambac	115	2,862	6,695
MBIA	—	1,024	165
MBIA UK (5)	—	319	211
FGIC (6)	—	1,194	410
Ambac Assurance Corp. Segregated Account	—	73	614
Other (3)	60	529	120
Subtotal	6,447	7,119	8,900
Total	$11,156	$11,539	$13,264
____________________

(1)	Of the total ceded par to reinsurers rated BIG, had rating withdrawn or not rated, $384 million is rated BIG.

(2)	The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG is $788 million.

(3)	The total collateral posted by all non-affiliated reinsurers required or had agreed to post collateral as of December 31, 2016 was approximately $387 million.

(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

(5)	See Note 2, Acquisitions, for more information on MBIA UK.

(6)	FGIC includes subsidiaries Financial Guaranty Insurance Company and FGIC UK Limited.

Amounts Due (To) From Reinsurers
As of December 31, 2016

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
Reinsurers rated investment grade	$5	$(11)	$(1)	$62
Reinsurers rated BIG, had rating withdrawn or not rated:
Ambac	33	—	(1)	—
Syncora	13	(18)	—	(3)
Ambac Assurance Corp. Segregated Account	6	—	(47)	—
FGIC	4	—	(13)	—
MBIA	0	—	(8)	—
MBIA UK	4	—	0	—
American Overseas Reinsurance Company Limited	—	(5)	—	28
Other	—	(12)	—	—
Subtotal	60	(35)	(69)	25
Total	$65	$(46)	$(70)	$87

Excess of Loss Reinsurance Facility

AGC, AGM and MAC entered into a $360 million aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2016. This facility replaces a similar $450 million aggregate excess of loss reinsurance facility that AGC, AGM and MAC had entered into effective January 1, 2014 and which terminated on December 31, 2015. The new facility covers losses occurring either from January 1, 2016 through December 31, 2023, or January 1, 2017 through December 31, 2024, at the option of AGC, AGM and MAC. It terminates on January 1, 2018, unless AGC, AGM and MAC choose to extend it. The new facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2015, excluding credits that were rated non-investment grade as of December 31, 2015 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The new facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.25 billion in the aggregate. The new facility covers a portion of the next $400 million of losses, with the reinsurers assuming pro rata in the aggregate $360 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $40 million. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $9 million of premiums in 2016 for the term January 1, 2016 through December 31, 2016 and had approximately $9 million of cash in trust accounts for the benefit of the reinsurers to be used to pay the premium for January 1, 2017 through December 31, 2017.

14.	Related Party Transactions

Wellington Management Company, LLP (Wellington) and BlackRock Financial Management, Inc. (BlackRock), each own more than 5% of the Company's common shares, and each are investment managers for a portion of the Company's investment portfolio. The net expenses from transactions with Wellington and BlackRock were approximately $4.2 million in 2016. The net expenses from transactions with Wellington were $1.9 million in 2015 and $1.9 million in 2014. As of December 31, 2016 and 2015 there were no other significant amounts payable to or amounts receivable from related parties, other than compensation in the ordinary course of business.

On January 6, 2017, as part of the Company's share repurchase program, the Company repurchased 297,131 common shares from its Chief Executive Officer and 23,062 common shares from its General Counsel. The Company repurchased the shares at the closing price of an AGL common share on the New York Stock Exchange on January 6, 2017. Separately, on that same date, these officers received 297,131 and 23,062 other common shares, respectively, in settlement of share units held by them in the employer stock fund of the Assured Guaranty Ltd. Supplemental Employee Retirement Plan (the AGL SERP). The units needed to be settled in January 2017 pursuant to the terms of an amendment adopted in 2011 to the AGL SERP, which amendment was adopted to comply with requirements of Section 409A of the Internal Revenue Code (the Code) and Section 457A of the Code.

15.	Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. The Company leases and occupies space in New York City through 2032. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2029. Rent expense was $13.4 million in 2016, $10.5 million in 2015 and $10.1 million in 2014.

AGM entered into an operating lease effective January 1, 2016, for new office space comprising one full floor and one partial floor at 1633 Broadway in New York City.  The Company moved the principal place of business of AGM, AGC, MAC and the Company's other U.S. based subsidiaries from 31 West 52nd Street in New York City to this new location during the summer of 2016.  The new lease is for approximately 88,000 square feet and runs until 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent.  The fixed annual rent, which commences after an initial rent holiday, begins at $6.2 million, rising in two steps to $7.3 million for the last five years of the initial term.  In connection with the move and in return for rent abatement and certain other concessions, AGM terminated its lease on its existing office space at 31 West 52nd Street, which had been scheduled to run until 2026.  On September 23, 2016, AGM entered into an amendment to that lease to include the remaining portion of the partial floor for the remainder of the lease term. The fixed annual rent, which commences after an initial rent holiday, begins at $1.1 million per annum, rising in two steps to $1.3 million for the last five years of the initial term.

Future Minimum Rental Payments

Year	(in millions)
2017	$6
2018	8
2019	9
2020	9
2021	8
Thereafter	88
Total	$128

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future, including those described in the "Recovery Litigation," section of Note 5, Expected Loss to be Paid. For example, as described there, in January 2016 the Company commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate executive orders issued by the Governor of Puerto Rico directing the retention or transfer of certain taxes and revenues pledged to secure the payment of certain bonds insured by the Company, and in July 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay in order to file a complaint to protect its interest in certain pledged PRHTA toll revenues. As another example, in December 2008, the Company filed a claim in the Supreme Court of the State of New York against an investment manager in a transaction it insured alleging breach of fiduciary duty, gross negligence and breach of contract. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AGFP, an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. Oral argument on AGFP's motion took place on July 21, 2016. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest.

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator of the MASTR Adjustable Rate Mortgages Trust 2007-3 (Wells Fargo), filed an interpleader complaint in the U.S. District Court for the Southern District of New York seeking adjudication of a dispute between Wales LLC (Wales) and AGM as to whether AGM is entitled to reimbursement from certain cashflows for principal claims paid in respect of insured certificates. On September 30, 2016, the court issued an opinion denying a motion for judgment on the pleadings filed by Wales. On January 3, 2017, the Court approved a Stipulation and Order of Dismissal of Wales from the action due to Wales having sold its interests in the MASTR Adjustable Rate Mortgages Trust 2007-3 certificates. On February 9, 2017, the remaining parties submitted a Stipulation and (Proposed) Order of Voluntary Dismissal, which the Court has not yet so-ordered. The Company estimates that an adverse outcome to the interpleader proceeding could increase losses on the transaction by approximately $10 - $20 million, net of expected settlement payments and reinsurance in force.

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

On May 28, 2014, Houston Casualty Company Europe, Seguros y Reseguros, S.A. (HCCE) notified Radian Asset that it was demanding arbitration against Radian Asset in connection with housing cooperative losses presented to Radian Asset by HCCE under several years of quota-share surety reinsurance contracts. Through November 30, 2015, HCCE had presented AGC, as successor to Radian Asset, with approximately €15 million in claims.  In January 2016, Assured Guaranty and HCCE settled all the claims related to the Spanish housing cooperative losses.

Proceedings Related to AGMH’s Former Financial Products Business
     The following is a description of legal proceedings involving AGMH’s former Financial Products Business. Although the Company did not acquire AGMH’s former Financial Products Business, which included AGMH’s former GIC business, medium term notes business and portions of the leveraged lease businesses, certain legal proceedings relating to those businesses were against entities that the Company did acquire. While Dexia SA and Dexia Crédit Local S.A. (together, Dexia) have paid all expenses and settlement amounts due to date as a result of the proceedings described below, such indemnification might not be sufficient to fully hold the Company harmless against any injunctive relief or civil or criminal sanction that is imposed against AGMH or its subsidiaries as a result of any potential newly asserted claims related to these matters.

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

Lawsuits Relating to Former Financial Products Business

From 2008 through 2010, complaints were brought on behalf of a purported class of state, local and municipal government entities alleging federal antitrust violations in the municipal derivatives industry, seeking damages and alleging, among other things, a conspiracy to fix the pricing of, and manipulate bids for, municipal derivatives, including GICs. These actions were consolidated before one judge in the Southern District of New York as Municipal Derivatives Antitrust Litigation (MDL 1950). Following motions to dismiss, amended class action complaints were filed on behalf of a putative class of plaintiffs. The most recently amended, operative class action complaint does not list AGMH or its affiliates as defendants or co-conspirators. On July 8, 2016, the MDL 1950 Court entered an order approving settlement of the remaining class claims, resolving the putative class case.

In addition, the Attorney General of the State of West Virginia filed a lawsuit that, as amended, named AGM and Assured Guaranty U.S. Holdings as defendants and alleged a conspiracy to decrease the returns that West Virginia public entities earned on municipal derivative instruments. Also, approximately 19 California and New York government entities brought individual lawsuits that were not a part of the class action and that did not dismiss AGMH or its affiliates. All these cases were transferred to the Southern District of New York and consolidated with MDL 1950 for pretrial purposes. In June and July 2016, Dexia executed settlement agreements covering the action brought by the Attorney General of the State of West Virginia and the actions brought by the individual California and New York plaintiffs, and on July 1, 2016 and July 27, 2016, respectively, the MDL 1950 court dismissed with prejudice the claims against Assured Guaranty U.S. Holdings and AGM in all such actions. Those settlements release all claims as to Assured Guaranty U.S. Holdings, AGMH and AGM, as well as their parents, subsidiaries and affiliates.

16.	Long-Term Debt and Credit Facilities

Accounting Policy

Long-term debt is recorded at principal amounts net of any unamortized original issue discount or premium and unamortized fair value adjustment for AGMH debt (as of the date of the AGMH acquisition). Discounts and acquisition date fair value adjustments are accreted into interest expense over the life of the applicable debt.

Long Term Debt

The Company has outstanding long-term debt comprising primarily debt issued by AGUS and AGMH. AGUS has issued 7% Senior Notes, 5% Senior Notes and Series A, Enhanced Junior Subordinated Debentures. AGMH has issued 6 7/8% Quarterly Income Bonds Securities (QUIBS), 6.25% Notes and 5.6% Notes, as well as $300 million Junior Subordinated Debentures. All of such debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis.

Debt Issued by AGUS

7% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7% Senior Notes due 2034 (7% Senior Notes) for net proceeds of $197 million. Although the coupon on the Senior Notes is 7%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004.

5% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 (5% Senior Notes) for net proceeds of $495 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of AGL common shares.

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

5.6% Notes.  On July 31, 2003, AGMH issued $100 million face amount of 5.6% Notes due July 15, 2103, which are callable without premium or penalty in whole or in part.

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

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2016		As of December 31, 2015
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes	$200	$197	$200	$197
5% Senior Notes	500	496	500	495
Series A Enhanced Junior Subordinated Debentures	150	150	150	150
Total AGUS	850	843	850	842
AGMH:
67/8% QUIBS	100	69	100	69
6.25% Notes	230	141	230	140
5.6% Notes	100	56	100	56
Junior Subordinated Debentures	300	187	300	180
Total AGMH	730	453	730	445
AGM:
Notes Payable	9	10	12	13
Total AGM	9	10	12	13
Total	$1,589	$1,306	$1,592	$1,300

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt

Expected Withdrawal Date	AGUS	AGMH	AGM	Total
	(in millions)
2017	$—	$—	$4	$4
2018	—	—	2	2
2019	—	—	1	1
2020	—	—	1	1
2021	—	—	0	0
2022-2041	700	—	1	701
2042-2061	—	—	—	—
2062-2081	150	300	—	450
Thereafter	—	430	—	430
Total	$850	$730	$9	$1,589

Interest Expense

	Year Ended December 31,
	2016	2015	2014
	(in millions)
AGUS:
7% Senior Notes	$13	$13	$13
5% Senior Notes	26	26	13
Series A Enhanced Junior Subordinated Debentures	9	10	10
Total AGUS	48	49	36
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	16	16	16
5.6% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	54	54	54
AGM:
Notes Payable	0	(2)	2
Total AGM	0	(2)	2
Total	$102	$101	$92

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

If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from monies that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds). The tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as the strip coverage) from its own sources. AGM issued financial guaranty insurance policies (known as strip policies) that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. Following such events, AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $953 million as of December 31, 2016. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At December 31, 2016, approximately $1.5 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

On July 1, 2009, AGM and Dexia Crédit Local S.A., acting through its New York Branch (Dexia Crédit Local (NY)), entered into a credit facility (the Strip Coverage Facility). Under the Strip Coverage Facility, Dexia Crédit Local (NY) agreed to make loans to AGM to finance all draws made by lessors on AGM strip policies that were outstanding as of November 13, 2008, up to the commitment amount. There have never been any borrowings under the Strip Coverage Facility, the amount of the leveraged leases covered by the Strip Coverage Facility has declined since July 1, 2009 and, to date, none of the leveraged lease transactions in which AGM acts as the strip coverage provider has experienced an early termination due to a lease default. Consequently, and in view of the credit quality of the relevant tax-exempt entities and the cost of the Strip Coverage Facility, the Company determined that maintaining the Strip Coverage Facility was no longer warranted. On July 29, 2016, the parties terminated the Strip Coverage Facility.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2016, AGUS repaid $20 million in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of December 31, 2016, $70 million remained outstanding.

Committed Capital Securities

On April 8, 2005, AGC entered into separate agreements (the Put Agreements) with four custodial trusts (each, a Custodial Trust) pursuant to which AGC may, at its option, cause each of the Custodial Trusts to purchase up to $50 million of perpetual preferred stock of AGC (the AGC Preferred Stock). The custodial trusts were created as a vehicle for providing capital support to AGC by allowing AGC to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put options were exercised, AGC would receive $200 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The put options have not been exercised through the date of this filing.

Distributions on the AGC CCS are determined pursuant to an auction process. Beginning on April 7, 2008 this auction process failed, thereby increasing the annualized rate on the AGC CCS to one-month LIBOR plus 250 basis points.

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the AGM Preferred Stock) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of December 31, 2016 the put option had not been exercised.

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

17.	Earnings Per Share

Accounting Policy

The Company computes EPS using a two-class method by including participating securities which entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting. Restricted stock awards and share units under the AGC supplemental executive retirement plan (AGC SERP) are considered participating securities as they received non-forfeitable rights to dividends at the same rate as common stock.

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

Computation of Earnings Per Share

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$881	$1,056	1,088
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	1	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$880	$1,055	1,088
Basic shares	133.0	148.1	172.6
Basic EPS	$6.61	$7.12	$6.30

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$880	$1,055	$1,088
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$880	$1,055	$1,088

Basic shares	133.0	148.1	172.6
Dilutive securities	1.1	0.9	1.0
Diluted shares	134.1	149.0	173.6
Diluted EPS	$6.56	$7.08	$6.26
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.3	0.5	1.6

18.	Shareholders' Equity

Share Issuances

AGL has authorized share capital of $5 million divided into 500,000,000 shares, par value $0.01 per share. Except as described below, AGL's common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all its liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non assessable. Holders of AGL's common shares are entitled to receive dividends as lawfully may be declared from time to time by AGL's Board of Directors (the Board).

In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote with respect to their fully paid shares at all meetings of shareholders. However, if, and so long as, the common shares (and other of AGL's shares) of a shareholder are treated as "controlled shares" (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by AGL's issued and outstanding shares, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5% of the voting power of all issued and outstanding shares, under a formula specified in AGL's Bye-laws. The formula is applied repeatedly until there is no U.S. Person whose controlled shares constitute 9.5% or more of the voting power of all issued and outstanding shares and who generally would be required to recognize income with respect to AGL under the Code if AGL were a controlled foreign corporation as defined in the Code and if the ownership threshold under the Code were 9.5% (as defined in AGL's Bye-Laws as a 9.5% U.S. Shareholder).

Subject to AGL's Bye-Laws and Bermuda law, AGL's Board has the power to issue any of AGL's unissued shares as it determines, including the issuance of any shares or class of shares with preferred, deferred or other special rights.

Under AGL's Bye-Laws and subject to Bermuda law, if AGL's Board determines that any ownership of AGL's shares may result in adverse tax, legal or regulatory consequences to the Company, any of the Company's subsidiaries or any of its shareholders or indirect holders of shares or its Affiliates (other than such as AGL's Board considers de minimis), the Company has the option, but not the obligation, to require such shareholder to sell to AGL or to a third party to whom AGL assigns the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board to represent the shares' fair market value (as defined in AGL's Bye-Laws). In addition, AGL's Board may determine that shares held carry different voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to AGL or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. "Controlled shares" includes, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

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

Share Repurchases

On February 22, 2017, the Board authorized an additional $300 million of share repurchases, bringing the total remaining authorization to $407 million as of February 23, 2017. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2014	24,413,781	$590	$24.17
2015	20,995,419	$555	$26.43
2016	10,721,248	$306	$28.53
2017 (through February 23, 2017 on a settlement date basis)	3,591,369	$142	$39.65

Deferred Compensation

Each of the Chief Executive Officer and the General Counsel of the Company has elected to invest a portion of his AGL SERP account in the employer stock fund within the AGL SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGL SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. The election to invest in the employer stock fund is irrevocable (i.e., any portion of a AGL SERP account allocated to the employer stock fund and invested in units shall remain allocated to the employer stock fund until the participant receives a distribution from AGL SERP). At the same time such investment elections were made, the Company purchased AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the General Counsel upon a distribution from the AGL SERP in settlement of their units invested in the employer stock fund. As of December 31, 2016 and 2015, the Company had 320,193 and 320,193 shares, respectively, in the trust. The Company recorded the purchase of such shares in “deferred equity compensation” in the consolidated balance sheet. As indicated in Note 14, Related Party Transactions, on January 6, 2017, the 320,193 shares were distributed in settlement of the AGL SERP units and therefore, there are no shares remaining in trust.

Certain executives of the Company elected to invest a portion of their AGC SERP accounts in the employer stock fund in the AGC SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGC SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2016 and 2015, there were 74,309 and 74,309 units, respectively, in the AGC SERP. See Note 19, Employee Benefit Plans.

Dividends

Any determination to pay cash dividends is at the discretion of the Company's Board, and depends upon the Company's results of operations, cash flows from operating activities, its financial position, capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, and any other factors the Company's Board deems relevant. For more information concerning regulatory constraints that affect the Company's ability to pay dividends, see Note 11, Insurance Company Regulatory Requirements.

On February 22, 2017, the Company declared a quarterly dividend of $0.1425 per common share, an increase of nearly 10% from a quarterly dividend of $0.13 per common share paid in 2016.

19.	Employee Benefit Plans

Accounting Policy

Share-based compensation expense is based on the grant date fair value using the grant date closing price, the lattice, Monte Carlo or Black-Scholes-Merton (Black-Scholes) pricing models. The Company amortizes the fair value of share-based awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement‑eligible employees. For retirement-eligible employees, certain awards contain retirement provisions and therefore are amortized over the period through the date the employee first becomes eligible to retire and is no longer required to provide service to earn part or all of the award.

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

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

Under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended (the Incentive Plan), the number of AGL common shares that may be delivered under the Incentive Plan may not exceed 18,670,000. In the event of certain transactions affecting AGL's common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

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

The Incentive Plan is administered by the Compensation Committee of the Board, except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2016, 10,232,649 common shares were available for grant under the Incentive Plan.

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

Time Vested Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2015	2,360,340	$21.73	2,275,096
Options granted	—	—
Options exercised	(768,212)	24.64
Options forfeited/expired	(421,535)	25.50
Balance as of December 31, 2016	1,170,593	$18.43	1,145,356

As of December 31, 2016, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $23 million and 2.3 years, respectively. As of December 31, 2016, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $22 million and 2.3 years, respectively.

As of December 31, 2016 the total unrecognized compensation expense related to outstanding nonvested stock options was $27 thousand, which will be adjusted in the future for the difference between estimated and actual forfeitures. The Company expects to recognize that expense over the weighted average remaining service period of 0.1 years.

Lattice Option Pricing
Weighted Average Assumptions (1)

2014
Dividend yield	2.03%
Expected volatility	53.24%
Risk free interest rate	2.21%
Expected life	6.6 years
Forfeiture rate	3.5%
Weighted average grant date fair value	$10.35
____________________

(1)	No options were granted in 2016 and 2015.

The Company uses a lattice model to value its employee and director stock options, rather than a simple Black-Scholes formula. The Black-Scholes approach is designed for options exercisable only at maturity (European style), but can still be used to value options exercisable at any time after they vest (American style) as long as no dividend payments are being made on the stock.  A lattice model can be used for both European and American style options and regardless of whether or not the stock is paying regular dividends. Because the options the Company has granted to its employees and directors are American style and because the Company pays regular dividends on its stock, the Company has selected a lattice model as the appropriate method to value these options.

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

The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 was $4.6 million, $2.8 million and $3.0 million, respectively. During the years ended December 31, 2016, 2015 and 2014, $12.0 million, $4.9 million and $4.3 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares.

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

Performance Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2015	239,537	$17.92	166,897
Options granted	—	—
Options exercised	(5,533)	19.08
Options forfeited/expired	(12,595)	19.24
Balance as of December 31, 2016	221,409	$17.89	221,409

As of December 31, 2016, the aggregate intrinsic value and weighted average remaining contractual term of performance stock options outstanding were $4.4 million and 2.4 years, respectively. As of December 31, 2016, the aggregate intrinsic value and weighted average remaining contractual term of exercisable performance stock options were $4.4 million and 2.4 years, respectively.

As of December 31, 2016, there was no unexpensed outstanding nonvested performance stock options.

No options were granted in 2016, 2015 and 2014.

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

The total intrinsic value of performance stock options exercised during the years ended December 31, 2016 and 2015 was $41 thousand and $75 thousand, respectively. During the years ended December 31, 2016 and 2015, $106 thousand and $98 thousand, respectively, was received from the exercise of performance stock options. In order to satisfy stock option exercises, the Company issues new shares.

Restricted Stock Awards

Restricted stock awards to employees generally vest in equal annual installments over a four-year period and restricted stock awards to outside directors vest in full in one year. Restricted stock awards to employees are amortized on a straight-line basis over the requisite service periods of the awards, and restricted stock awards to outside directors are amortized over one year, which are generally the vesting periods, with the exception of retirement‑eligible employees, discussed above.

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	62,145	$25.67
Granted	58,858	25.57
Vested	(62,145)	25.67
Forfeited	—	—
Nonvested at December 31, 2016	58,858	$25.57

As of December 31, 2016 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.6 million, which the Company expects to recognize over the weighted‑average remaining service period of 0.4 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $1 million and $1 million, respectively.

Restricted Stock Units

Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. Restricted stock units awarded to employees have vesting terms similar to those of the restricted stock awards and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company. Restricted stock units awarded to directors vested over a one-year period and were delivered in January 2017.

Restricted Stock Unit Activity

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	689,281	$23.23
Granted	377,661	24.51
Vested	(114,701)	20.88
Forfeited	(6,732)	24.38
Nonvested at December 31, 2016	945,509	$24.01

As of December 31, 2016, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $10.8 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.8 years. The total fair value of restricted stock units delivered during the years ended December 31, 2016, 2015 and 2014 was $2 million, $6 million and $5 million, respectively.

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

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2015	408,260	$27.32
Granted	270,612	25.62
Delivered	(69,437)	29.43
Forfeited	—	—
Nonvested at December 31, 2016 (1)	609,435	$26.22
____________________

(1)	Excludes 355,353 performance restricted stock units that have met performance hurdles and will be eligible for vesting after December 31, 2016.

As of December 31, 2016, the total unrecognized compensation cost related to outstanding nonvested performance share units was $6.8 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.8 years. The total fair value of performance restricted stock units delivered during the years ended December 31, 2016 and 2015 was $2.1 million and $6 million, respectively.

Employee Stock Purchase Plan

The Company established the AGL Employee Stock Purchase Plan (Stock Purchase Plan) in accordance with Internal Revenue Code Section 423, and participation is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10% of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85% of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company has reserved for issuance and purchases under the Stock Purchase Plan 600,000 Assured Guaranty Ltd. common shares.

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

Stock Purchase Plan

	Year Ended December 31,
	2016	2015	2014
	(dollars in millions)
Proceeds from purchase of shares by employees	$0.9	$0.8	$0.9
Number of shares issued by the Company	39,055	38,565	43,273
Recorded in share-based compensation, net of deferral	$0.2	$0.2	$0.2

Share‑Based Compensation Expense

The following table presents stock based compensation costs and the effect of deferring such costs as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share‑Based Compensation Expense Summary

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Share‑based compensation expense	$13	$10	$10
Share‑based compensation capitalized as DAC	0.4	0.5	0.3
Income tax benefit	3	2	2

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their salary subject to a maximum of $18,000 for 2016. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $11 million, $10 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash-Based Compensation Plans

The Company maintains a Performance Retention Plan (PRP) that permits the grant of deferred cash based awards to selected employees. Generally, each PRP award is divided into three installments that vest over four years. The cash payment depends on growth in certain measures of intrinsic value and financial return defined in each PRP award agreement. The Company recognized performance retention plan expenses of $12 million, $11 million and $15 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company’s executive officers are eligible to receive compensation under a non-equity incentive plan. The amount of compensation payable is subject to a performance goal being met. The Compensation Committee then uses discretion to determine the actual amount of cash incentive compensation payable to each executive officer for such performance year based on factors and criteria as determined by the Compensation Committee, provided that such discretion cannot be used to increase the amount that was determined to be payable to each executive officer. For an applicable performance year, the Compensation Committee establishes target financial performance measures for the Company and individual non-financial objectives for the executive officers. Most employees other than executive officers are eligible to receive discretionary bonuses.

20.	Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	(71)	(9)	(23)	—	(103)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(23)	52	—	—	29
Net investment income	(3)	—	—	—	(3)
Interest expense	—	—	—	(1)	(1)
Total before tax	(26)	52	—	(1)	25
Tax (provision) benefit	8	(18)	—	0	(10)
Total amount reclassified from AOCI, net of tax	(18)	34	—	(1)	15
Net current period other comprehensive income (loss)	(89)	25	(23)	(1)	(88)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	(93)	(43)	(6)	—	(142)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(11)	37	—	—	26
Net investment income	(9)	—	—	—	(9)
Interest expense	—	—	—	(1)	(1)
Total before tax	(20)	37	—	(1)	16
Tax (provision) benefit	6	(13)	—	0	(7)
Total amount reclassified from AOCI, net of tax	(14)	24	—	(1)	9
Net current period other comprehensive income (loss)	(107)	(19)	(6)	(1)	(133)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2014

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2013	$178	$(24)	$(3)	$9	$160
Other comprehensive income (loss) before reclassifications	196	(20)	(7)	—	169
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(12)	74	—	—	62
Interest expense	—	—	—	0	0
Total before tax	(12)	74	—	0	62
Tax (provision) benefit	5	(26)	—	0	(21)
Total amount reclassified from AOCI, net of tax	(7)	48	—	0	41
Net current period other comprehensive income (loss)	189	28	(7)	0	210
Balance, December 31, 2014	$367	$4	$(10)	$9	$370

21.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 16, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$384	$22	$11,029	$(368)	$11,103
Investment in subsidiaries	6,164	5,696	3,734	296	(15,890)	—
Premiums receivable, net of commissions payable	—	—	—	699	(123)	576
Ceded unearned premium reserve	—	—	—	1,099	(893)	206
Deferred acquisition costs	—	—	—	156	(50)	106
Reinsurance recoverable on unpaid losses	—	—	—	484	(404)	80
Credit derivative assets	—	—	—	69	(56)	13
Deferred tax asset, net	—	16	—	597	(116)	497
Intercompany receivable	—	—	—	70	(70)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	876	—	876
Dividend receivable from affiliate	300	—	—	—	(300)	—
Other	11	78	26	801	(222)	694
TOTAL ASSETS	$6,511	$6,174	$3,782	$16,176	$(18,492)	$14,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	—	—	—	4,488	(977)	3,511
Loss and LAE reserve	—	—	—	1,596	(469)	1,127
Long-term debt	—	843	453	10	—	1,306
Intercompany payable	—	70	—	300	(370)	—
Credit derivative liabilities	—	—	—	458	(56)	402
Deferred tax liabilities, net	—	—	88	—	(88)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	958	—	958
Dividend payable to affiliate	—	300	—	—	(300)	—
Other	7	3	14	665	(346)	343
TOTAL LIABILITIES	7	1,216	555	8,475	(2,606)	7,647
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,504	4,958	3,227	7,405	(15,590)	6,504
Noncontrolling interest	—	—	—	296	(296)	—
TOTAL SHAREHOLDERS’ EQUITY	6,504	4,958	3,227	7,701	(15,886)	6,504
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,511	$6,174	$3,782	$16,176	$(18,492)	$14,151

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$10	$156	$22	$11,530	$(360)	$11,358
Investment in subsidiaries	5,961	5,569	4,081	377	(15,988)	—
Premiums receivable, net of commissions payable	—	—	—	833	(140)	693
Ceded unearned premium reserve	—	—	—	1,266	(1,034)	232
Deferred acquisition costs	—	—	—	176	(62)	114
Reinsurance recoverable on unpaid losses	—	—	—	467	(398)	69
Credit derivative assets	—	—	—	207	(126)	81
Deferred tax asset, net	—	52	—	357	(133)	276
Intercompany receivable	—	—	—	90	(90)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	1,261	—	1,261
Dividend receivable from affiliate	69	—	—	—	—	69
Other	29	29	26	571	(264)	391
TOTAL ASSETS	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	—	—	—	5,143	(1,147)	3,996
Loss and LAE reserve	—	—	—	1,537	(470)	1,067
Long-term debt	—	842	445	13	—	1,300
Intercompany payable	—	90	—	300	(390)	—
Credit derivative liabilities	—	—	—	572	(126)	446
Deferred tax liabilities, net	—	—	91	—	(91)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	1,349	—	1,349
Dividend payable to affiliate	—	69	—	—	—	69
Other	6	13	15	622	(402)	254
TOTAL LIABILITIES	6	1,014	551	9,536	(2,626)	8,481
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,063	4,792	3,578	7,222	(15,592)	6,063
Noncontrolling interest	—	—	—	377	(377)	—
TOTAL SHAREHOLDERS’ EQUITY	6,063	4,792	3,578	7,599	(15,969)	6,063
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,069	$5,806	$4,129	$17,135	$(18,595)	$14,544

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$892	$(28)	$864
Net investment income	0	0	0	412	(4)	408
Net realized investment gains (losses)	0	2	0	(28)	(3)	(29)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	29	0	29
Net unrealized gains (losses)	—	—	—	69	—	69
Net change in fair value of credit derivatives	—	—	—	98	—	98
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	257	2	259
Other	0	—	—	78	(1)	77
TOTAL REVENUES	0	2	0	1,709	(34)	1,677
EXPENSES
Loss and LAE	—	—	—	296	(1)	295
Amortization of deferred acquisition costs	—	—	—	30	(12)	18
Interest expense	—	52	54	10	(14)	102
Other operating expenses	29	2	2	217	(5)	245
TOTAL EXPENSES	29	54	56	553	(32)	660
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(29)	(52)	(56)	1,156	(2)	1,017
Total (provision) benefit for income taxes	—	18	20	(175)	1	(136)
Equity in net earnings of subsidiaries	910	794	274	44	(2,022)	—
NET INCOME (LOSS)	881	760	238	1,025	(2,023)	881
Less: noncontrolling interest	—	—	—	44	(44)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$881	$760	$238	$981	$(1,979)	$881

COMPREHENSIVE INCOME (LOSS)	$793	$685	$163	$953	$(1,801)	$793

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$783	$(17)	$766
Net investment income	0	1	0	432	(10)	423
Net realized investment gains (losses)	0	0	1	(19)	(8)	(26)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(18)	0	(18)
Net unrealized gains (losses)	—	—	—	773	(27)	746
Net change in fair value of credit derivatives	—	—	—	755	(27)	728
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	54	160	214
Other	—	0	—	102	0	102
TOTAL REVENUES	0	1	1	2,107	98	2,207
EXPENSES
Loss and LAE	—	—	—	434	(10)	424
Amortization of deferred acquisition costs	—	—	—	29	(9)	20
Interest expense	—	52	54	14	(19)	101
Other operating expenses	30	1	1	202	(3)	231
TOTAL EXPENSES	30	53	55	679	(41)	776
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(30)	(52)	(54)	1,428	139	1,431
Total (provision) benefit for income taxes	—	18	19	(365)	(47)	(375)
Equity in net earnings of subsidiaries	1,086	923	468	39	(2,516)	—
NET INCOME (LOSS)	1,056	889	433	1,102	(2,424)	1,056
Less: noncontrolling interest	—	—	—	39	(39)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$1,056	$889	$433	$1,063	$(2,385)	$1,056

COMPREHENSIVE INCOME (LOSS)	$923	$787	$359	$967	$(2,113)	$923

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$566	$4	$570
Net investment income	0	0	1	412	(10)	403
Net realized investment gains (losses)	0	0	0	(58)	(2)	(60)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	23	—	23
Net unrealized gains (losses)	—	—	—	800	—	800
Net change in fair value of credit derivatives	—	—	—	823	—	823
Other	—	—	—	259	(1)	258
TOTAL REVENUES	0	0	1	2,002	(9)	1,994
EXPENSES
Loss and LAE	—	—	—	122	4	126
Amortization of deferred acquisition costs	—	—	—	33	(8)	25
Interest expense	—	40	54	16	(18)	92
Other operating expenses	31	1	1	195	(8)	220
TOTAL EXPENSES	31	41	55	366	(30)	463
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(31)	(41)	(54)	1,636	21	1,531
Total (provision) benefit for income taxes	—	14	19	(469)	(7)	(443)
Equity in net earnings of subsidiaries	1,119	983	513	32	(2,647)	—
NET INCOME (LOSS)	1,088	956	478	1,199	(2,633)	1,088
Less: noncontrolling interest	—	—	—	32	(32)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$1,088	$956	$478	$1,167	$(2,601)	$1,088

COMPREHENSIVE INCOME (LOSS)	$1,298	$1,114	$577	$1,570	$(3,261)	$1,298

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$390	$533	$213	$64	$(1,341)	$(141)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(143)	(10)	(1,489)	—	(1,646)
Sales	4	24	12	1,325	—	1,365
Maturities	—	30	—	1,125	—	1,155
Sales (purchases) of short-term investments, net	(26)	(237)	(10)	290	—	17
Net proceeds from financial guaranty variable entities’ assets	—	—	—	629	—	629
Intercompany debt	—	—	—	20	(20)	—
Proceeds from stock redemption and return of capital from subsidiaries	—	—	300	4	(304)	—
Acquisition of CIFG, net of cash acquired	—	—	—	(442)	7	(435)
Other	—	7	—	(9)	(7)	(9)
Net cash flows provided by (used in) investing activities	(26)	(319)	292	1,453	(324)	1,076
Cash flows from financing activities
Return of capital	—	—	—	(4)	4	—
Dividends paid	(69)	(288)	(513)	(540)	1,341	(69)
Repurchases of common stock	(306)	—	—	(300)	300	(306)
Share activity under option and incentive plans	11	—	—	(1)	—	10
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(611)	—	(611)
Payment of long-term debt	—	—	—	(2)	—	(2)
Intercompany debt	—	(20)	—	—	20	—
Net cash flows provided by (used in) financing activities	(364)	(308)	(513)	(1,458)	1,665	(978)
Effect of exchange rate changes	—	—	—	(5)	—	(5)
Increase (decrease) in cash	—	(94)	(8)	54	—	(48)
Cash at beginning of period	0	95	8	63	—	166
Cash at end of period	$0	$1	$0	$117	$—	$118

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$513	$408	$185	$52	$(1,210)	$(52)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(72)	(21)	(2,550)	66	(2,577)
Sales	—	177	30	1,900	—	2,107
Maturities	—	9	—	889	—	898
Sales (purchases) of short-term investments, net	116	33	19	729	—	897
Net proceeds from financial guaranty variable entities’ assets	—	—	—	400	—	400
Proceeds from repayment of surplus notes	—	—	25	—	(25)	—
Acquisition of Radian Asset, net of cash acquired	—	—	—	(800)	—	(800)
Other	—	(5)	—	74	—	69
Net cash flows provided by (used in) investing activities	116	142	53	642	41	994
Cash flows from financing activities						—
Return of capital	—	—	—	(25)	25	—
Dividends paid	(72)	(455)	(234)	(455)	1,144	(72)
Repurchases of common stock	(555)	—	—	—	—	(555)
Share activity under option and incentive plans	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(214)	—	(214)
Payment of long-term debt	—	—	—	(4)	—	(4)
Net cash flows provided by (used in) financing activities	(629)	(455)	(234)	(698)	1,169	(847)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash	—	95	4	(8)	—	91
Cash at beginning of period	0	0	4	71	—	75
Cash at end of period	$0	$95	$8	$63	$—	$166

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$758	$223	$144	$663	$(1,211)	$577
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(540)	(8)	(2,253)	—	(2,801)
Sales	—	464	10	777	—	1,251
Maturities	—	6	1	870	—	877
Sales (purchases) of short-term investments, net	(93)	(15)	(3)	269	—	158
Net proceeds from financial guaranty variable entities’ assets	—	—	—	408	—	408
Proceeds from repayment of surplus notes	—	—	50	—	(50)	—
Other	—	—	—	11	—	11
Net cash flows provided by (used in) investing activities	(93)	(85)	50	82	(50)	(96)
Cash flows from financing activities
Return of capital	—	—	—	(50)	50	—
Dividends paid	(76)	(700)	(190)	(321)	1,211	(76)
Repurchases of common stock	(590)	—	—	—	—	(590)
Share activity under option and incentive plans	1	—	—	—	—	1
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(396)	—	(396)
Net proceeds from issuance of long-term debt	—	495	—	—	—	495
Payment of long-term debt	—	—	—	(19)	—	(19)
Net cash flows provided by (used in) financing activities	(665)	(205)	(190)	(786)	1,261	(585)
Effect of exchange rate changes	—	—	—	(5)	—	(5)
Increase (decrease) in cash	—	(67)	4	(46)	—	(109)
Cash at beginning of period	0	67	0	117	—	184
Cash at end of period	$0	$0	$4	$71	$—	$75

22.	Quarterly Financial Information (Unaudited)

A summary of selected quarterly information follows:

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$183	$214	$231	$236	$864
Net investment income	99	98	94	117	408
Net realized investment gains (losses)	(13)	10	(2)	(24)	(29)
Net change in fair value of credit derivatives	(60)	63	21	74	98
Fair value gains (losses) on CCS	(16)	(11)	(23)	50	0
Fair value gains (losses) on FG VIEs	18	4	(11)	27	38
Bargain purchase gain and settlement of pre-existing relationships	—	—	259	—	259
Other income (loss)	34	18	(3)	(10)	39
Expenses
Loss and LAE	90	102	(9)	112	295
Amortization of DAC	4	5	4	5	18
Interest expense	26	25	26	25	102
Other operating expenses	60	63	65	57	245
Income (loss) before provision for income taxes	65	201	480	271	1,017
Provision (benefit) for income taxes	6	55	1	74	136
Net income (loss)	59	146	479	197	881
Earnings (loss) per share(1):
Basic	$0.43	$1.09	$3.63	$1.51	$6.61
Diluted	$0.43	$1.09	$3.60	$1.49	$6.56
Dividends per share	$0.13	$0.13	$0.13	$0.13	$0.52

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$142	$219	$213	$192	$766
Net investment income	101	98	112	112	423
Net realized investment gains (losses)	16	(9)	(27)	(6)	(26)
Net change in fair value of credit derivatives	124	90	86	428	728
Fair value gains (losses) on CCS	2	23	(15)	17	27
Fair value gains (losses) on FG VIEs	(7)	5	2	38	38
Bargain purchase gain and settlement of pre-existing relationships	—	214	—	—	214
Other income (loss)	(9)	55	(3)	(6)	37
Expenses
Loss and LAE	18	188	112	106	424
Amortization of DAC	4	6	5	5	20
Interest expense	25	26	25	25	101
Other operating expenses	56	66	54	55	231
Income (loss) before provision for income taxes	266	409	172	584	1,431
Provision (benefit) for income taxes	65	112	43	155	375
Net income (loss)	201	297	129	429	1,056
Earnings (loss) per share(1):
Basic	$1.29	$1.97	$0.88	$3.05	$7.12
Diluted	$1.28	$1.96	$0.88	$3.03	$7.08
Dividends per share	$0.12	$0.12	$0.12	$0.12	$0.48
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

Disclosure Controls and Procedures

Assured Guaranty's management, with the participation of Assured Guaranty Ltd.'s President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Assured Guaranty Ltd.'s disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, Assured Guaranty Ltd.'s President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Assured Guaranty Ltd.'s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Assured Guaranty Ltd. (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On July 1, 2016, the Company acquired CIFG Holding Inc. and its subsidiaries. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Acquisitions, for additional information. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the integration of CIFG Holding Inc. and its subsidiaries' financial data into the Company’s existing systems, processes and related controls, as well as the new processes and controls to accommodate the business combination accounting and financial consolidation of CIFG Holding Inc. and its subsidiaries.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016 based on criteria in the 2013 Internal Control- Integrated Framework issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Part II, Item 8, Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Did Our Insiders Comply with Section 16(a) Beneficial Ownership Reporting in 2016?”, “Corporate Governance—How Are Directors nominated?” and “Corporate Governance—The Committees of the Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

This item is incorporated by reference to the section entitled “Proposal No. 4: Appointment of Independent Auditors—Independent Auditor Fee Information” and “Proposal No. 4: Appointment of Independent Auditors—Pre-Approval Policy of Audit and Non-Audit Services” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

1.	Financial Statements

The following financial statements of Assured Guaranty Ltd. have been included in Part II, Item 8, Financial Statements and Supplementary Data, hereof:

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
4.9
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 6 7/8% Quarterly Interest Bond Securities due 2101 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2010)

4.10
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 6.25% Notes due November 1, 2102 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2010)

4.11
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 5.60% Notes due July 15, 2103 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2010)

4.12
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 1, 2009)

4.13
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.14
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 25, 2002)

4.15
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 1, 2009)

4.16
First Supplemental Indenture, to be dated as of June 24, 2009, between Assured Guaranty U.S. Holdings Inc., Assured Guaranty Ltd. and The Bank of New York Mellon, as trustee (including the form of 8.50% Senior Note due 2014 of Assured Guaranty U.S. Holdings Inc.) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 23, 2009)

4.17
Officers’ Certificate, dated June 20, 2014, related to 5.000% Senior Notes due 2024, containing form of 5.000% Senior Notes due 2024 as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 20, 2014)

10.1
Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., amended and restated as of May 1, 2014 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014)

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

10.12
Put Option Confirmation, Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.3.3 to Form 8-K filed on July 8, 2009)

10.13
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.3.4 to Form 8-K filed on July 8, 2009)

10.14
ISDA Master Agreement (Multicurrency-Cross Border) dated as of June 30, 2009 among Dexia SA, Dexia Crédit Local S.A. and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.1 to Form 8-K filed on July 8, 2009)

10.15
Schedule to the 1992 Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 among Dexia Crédit Local S.A., Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.2 to Form 8-K filed on July 8, 2009)

10.16
Put Option Confirmation, Non-Guaranteed Put Contract, dated June 30, 2009 to FSA Asset Management LLC from Dexia SA and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.4.3 to Form 8-K filed on July 8, 2009)

10.17
ISDA Credit Support Annex (New York Law) to the Schedule to the ISDA Master Agreement, Non-Guaranteed Put Contract, dated as of June 30, 2009 between Dexia Crédit Local S.A. and Dexia SA and FSA Asset Management LLC (Incorporated by reference to Exhibit 10.4.4 to Form 8-K filed on July 8, 2009)

10.18
First Demand Guarantee Relating to the “Financial Products” Portfolio of FSA Asset Management LLC issued by the Belgian State and the French State and executed as of June 30, 2009 (Incorporated by reference to Exhibit 10.5 to Form 8-K filed on July 8, 2009)

10.19
Guaranty, dated as of June 30, 2009, made jointly and severally by Dexia SA and Dexia Crédit Local S.A., in favor of Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 8, 2009)

10.20
Indemnification Agreement (GIC Business) dated as of June 30, 2009 by and among Financial Security Assurance Inc., Dexia Crédit Local S.A. and Dexia SA (Incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 8, 2009)

10.21
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

10.22
Separation Agreement, dated as of July 1, 2009, among Dexia Crédit Local S.A., Financial Security Assurance Inc., Financial Security Assurance International, Ltd., FSA Global Funding Limited and Premier International Funding Co. (Incorporated by reference to Exhibit 10.9 to Form 8-K filed on July 8, 2009)

10.23
Funding Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.10 to Form 8-K filed on July 8, 2009)

10.24
Reimbursement Guaranty, dated as of July 1, 2009, made by Dexia Crédit Local S.A. in favor of Financial Security Assurance Inc. and Financial Security Assurance International, Ltd. (Incorporated by reference to Exhibit 10.11 to Form 8-K filed on July 8, 2009)

10.25
Indemnification Agreement (FSA Global Business), dated as of July 1, 2009, by and between Financial Security Assurance Inc., Assured Guaranty Ltd. and Dexia Crédit Local S.A. (Incorporated by reference to Exhibit 10.13 to Form 8-K filed on July 8, 2009)

10.26
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

10.27
Put Confirmation Annex Amendment Agreement dated as of July 1, 2009 among Dexia SA and Dexia Crédit Local S.A. and FSA Asset Management LLC and Financial Security Assurance Inc. (Incorporated by reference to Exhibit 10.15 to Form 8-K filed on July 8, 2009)

Exhibit Number	Description of Document
10.28
Master Repurchase Agreement between FSA Capital Management Services LLC and FSA Capital Markets Services LLC (Incorporated by reference to Exhibit 10.20 to Form 10-Q for the quarter ended June 30, 2009)

10.29	Confirmation to Master Repurchase Agreement (Incorporated by reference to Exhibit 10.21 to Form 10-Q for the quarter ended June 30, 2009)
10.30	Master Repurchase Agreement Annex I (Incorporated by reference to Exhibit 10.22 to Form 10-Q for the quarter ended June 30, 2009)
10.31
Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended September 30, 2008)

10.32
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

10.33
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.34
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.35
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III (Incorporated by reference to Exhibit 99.7 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.36
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV (Incorporated by reference to Exhibit 99.8 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended June 30, 2003)

10.37
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

10.38
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

10.39	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.40
Stock Purchase Agreement, dated as of December 22, 2014, between Assured Guaranty Corp. and Radian Guaranty Inc. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 2014)

10.41	Summary of Annual Compensation*
10.42	Director Compensation Summary (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2016)*
10.43	Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 and as amended through the Fourth Amendment*
10.44
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2005)*

10.45	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2005)*
10.46
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.66 to Form 10-K for the year ended December 31, 2007)*

10.47	Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.67 to Form 10-K for the year ended December 31, 2007)*

Exhibit Number	Description of Document
10.48
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.71 to Form 10-K for the year ended December 31, 2008)*

10.49
Non-Qualified Stock Option Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2009)*

10.50
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010)*

10.51
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for use without employment agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010)*

10.52
2012 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2012)*

10.53
2013 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013)*

10.54
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2005)*

10.55
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

10.57	Form of amendment to Restricted Stock Unit Awards for Outside Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)*
10.58	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.59
2014 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2014)*

10.60
Form of Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2015)*

10.61
2013 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013)*

10.62
2014 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2014)*

10.63
Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015 (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015)*

10.64
2013 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013)*

10.65
2014 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2014)*

10.66
2015 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015)*

10.67	First Amendment to the Restricted Stock Unit Agreement for Outside Directors (Incorporated by reference to Exhibit 10.106 to Form 10-K for the year ended December 31, 2012)*
10.68	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the second amendment (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013)*
10.69
Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008 for Awards Granted during 2007) (Incorporated by reference to Exhibit 10.50 to Form 10-K for the year ended December 31, 2007)*

Exhibit Number	Description of Document
10.70	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.71
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

10.74	Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012)*
10.75	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2012)*
10.76	Assured Guaranty Ltd. Perquisite Policy (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2012)*
10.77	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.78	Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2008)*
10.79	Form of Acknowledgement of Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.70 to Form 10-K for the year ended December 31, 2008)*
10.80
Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (amended and restated effective November 3, 2015) (Incorporated by reference to Exhibit 10.84 to Form 10-K for the year ended December 31, 2015)*

10.81
Form of Acknowledgement of Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2015)*

10.82
Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended and restated effective January 1, 2009 and as amended by the First, Second, Third, Fourth and Fifth Amendments (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012)*

10.83	Assured Guaranty Corp. Supplemental Executive Retirement Plan as amended through the Third Amendment thereto (Incorporated by reference to Exhibit 4.5 to Form S-8 (#333-178625))*
10.84
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

10.85	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*
10.86
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*

10.87	Separation Agreement, dated February 4, 2015, between Robert B. Mills and the Registrant (Incorporated by reference to Exhibit 10.91 to Form 10-K for the year ended December 31, 2014)*
10.88
Agreement and Plan of Merger, dated as of April 12, 2016, among Assured Guaranty Corp., Cultivate Merger Sub, Inc. and CIFG Holding Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2016)

10.89
Share Purchase Agreement relating to the sale and purchase of MBIA UK Insurance Limited, dated September 29, 2016, between MBIA UK (Holdings) Limited and Assured Guaranty Corp. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2016)

10.90	Share Repurchase Agreement dated as of January 3, 2017 between the Company and the Chief Executive Officer*
10.91	Share Repurchase Agreement dated as of January 5, 2017 between the Company and the General Counsel*
10.92	2016 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*

Exhibit Number	Description of Document
10.93	2016 Form of Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1
The following financial information from Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	/s/ Dominic J. Frederico Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: February 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges Francisco L. Borges	Chairman of the Board; Director	February 24, 2017

/s/ Dominic J. Frederico Dominic J. Frederico	President and Chief Executive Officer; Director	February 24, 2017

/s/ Robert A. Bailenson Robert A. Bailenson	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)	February 24, 2017

/s/ G. Lawrence Buhl G. Lawrence Buhl	Director	February 24, 2017

/s/ Bonnie L. Howard Bonnie L. Howard	Director	February 24, 2017

/s/ Thomas W. Jones Thomas W. Jones	Director	February 24, 2017

/s/ Patrick W. Kenny Patrick W. Kenny	Director	February 24, 2017

/s/ Alan J. Kreczko Alan J. Kreczko	Director	February 24, 2017

/s/ Simon W. Leathes Simon W. Leathes	Director	February 24, 2017

/s/ Michael T. O'Kane Michael T. O'Kane	Director	February 24, 2017

/s/ Yukiko Omura Yukiko Omura	Director	February 24, 2017