Form 10-Q
period 2017-03-31
ASSURED GUARANTY LTD
filed 2017-05-05
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 2, 2017 was 121,818,250 (includes 58,858 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of March 31, 2017	As of December 31, 2016
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,135 and $9,974)	$10,479	$10,233
Short-term investments, at fair value	689	590
Other invested assets	173	162
Total investment portfolio	11,341	10,985
Cash	147	118
Premiums receivable, net of commissions payable	876	576
Ceded unearned premium reserve	180	206
Deferred acquisition costs	106	106
Reinsurance recoverable on unpaid losses	74	80
Salvage and subrogation recoverable	405	365
Credit derivative assets	9	13
Deferred tax asset, net	438	497
Current income tax receivable	—	12
Financial guaranty variable interest entities’ assets, at fair value	781	876
Other assets	318	317
Total assets	$14,675	$14,151
Liabilities and shareholders’ equity
Unearned premium reserve	$3,827	$3,511
Loss and loss adjustment expense reserve	1,193	1,127
Reinsurance balances payable, net	52	64
Long-term debt	1,307	1,306
Credit derivative liabilities	359	402
Current income tax payable	63	—
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	721	807
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	134	151
Other liabilities	382	279
Total liabilities	8,038	7,647
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 123,028,528 and 127,988,230 shares issued and outstanding)	1	1
Additional paid-in capital	841	1,060
Retained earnings	5,588	5,289
Accumulated other comprehensive income, net of tax of $101 and $70	206	149
Deferred equity compensation	1	5
Total shareholders’ equity	6,637	6,504
Total liabilities and shareholders’ equity	$14,675	$14,151

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Net earned premiums	$164	$183
Net investment income	122	99
Net realized investment gains (losses):
Other-than-temporary impairment losses	(1)	(20)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	8	(4)
Net impairment loss	(9)	(16)
Other net realized investment gains (losses)	41	3
Net realized investment gains (losses)	32	(13)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	15	8
Net unrealized gains (losses)	39	(68)
Net change in fair value of credit derivatives	54	(60)
Fair value gains (losses) on committed capital securities	(2)	(16)
Fair value gains (losses) on financial guaranty variable interest entities	10	18
Bargain purchase gain and settlement of pre-existing relationships	58	—
Other income (loss)	89	34
Total revenues	527	245
Expenses
Loss and loss adjustment expenses	59	90
Amortization of deferred acquisition costs	4	4
Interest expense	24	26
Other operating expenses	68	60
Total expenses	155	180
Income (loss) before income taxes	372	65
Provision (benefit) for income taxes
Current	51	30
Deferred	4	(24)
Total provision (benefit) for income taxes	55	6
Net income (loss)	$317	$59

Earnings per share:
Basic	$2.53	$0.43
Diluted	$2.49	$0.43
Dividends per share	$0.1425	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$317	$59
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $23 and $31	44	95
Investments with other-than-temporary impairment, net of tax provision (benefit) of $28 and $(10)	50	(17)
Unrealized holding gains (losses) arising during the period, net of tax	94	78
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $21 and $(4)	39	(6)
Change in net unrealized gains (losses) on investments	55	84
Other, net of tax provision	2	(2)
Other comprehensive income (loss)	$57	$82
Comprehensive income (loss)	$374	$141

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2017

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2016	127,988,230	$1	$1,060	$5,289	$149	$5	$6,504
Net income	—	—	—	317	—	—	317
Dividends ($0.1425 per share)	—	—	—	(18)	—	—	(18)
Common stock repurchases	(5,430,041)	0	(216)	—	—	—	(216)
Share-based compensation and other	470,339	0	(3)	—	—	(4)	(7)
Other comprehensive income	—	—	—	—	57	—	57
Balance at March 31, 2017	123,028,528	$1	$841	$5,588	$206	$1	$6,637

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended March 31,
	2017	2016
Net cash flows provided by (used in) operating activities	$102	$(90)
Investing activities
Fixed-maturity securities:
Purchases	(517)	(296)
Sales	323	162
Maturities	265	301
Net sales (purchases) of short-term investments	12	(63)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	46	66
Acquisition of MBIA UK, net of cash acquired (see Note 2)	95	—
Other	(13)	2
Net cash flows provided by (used in) investing activities	211	172
Financing activities
Dividends paid	(19)	(18)
Repurchases of common stock	(216)	(75)
Repurchases of common stock to pay withholding taxes	(12)	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(48)	(42)
Repayment of long-term debt	(1)	0
Proceeds from options exercises	2	1
Net cash flows provided by (used in) financing activities	(294)	(136)
Effect of foreign exchange rate changes	2	0
Increase (decrease) in cash and restricted cash	21	(54)
Cash and restricted cash at beginning of period (see Note 10)	127	166
Cash and restricted cash at end of period (see Note 10)	$148	$112
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(5)	$1
Interest	$8	$7

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of March 31, 2017 and cover the three-month period ended March 31, 2017 (First Quarter 2017), and the three-month period ended March 31, 2016 (First Quarter 2016). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

The unaudited interim consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries (collectively, the Subsidiaries), and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission (the SEC).

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

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty U.S. Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) - have public debt outstanding. See Note 15, Long-Term Debt and Credit Facilities and Note 18, Subsidiary Information.

Adopted Accounting Standards

Statement of Cash Flows

In November 2016, the FASB issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows with the objective of reducing the existing diversity in practice. Under the ASU, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the ASU requires a reconciliation be presented either on the face of the statement of cash flows or in the notes to the financial statements showing the totals in the statement of cash flows to the related captions in the balance sheet. The ASU was adopted on January 1, 2017 and was applied retrospectively. The required reconciliation is shown in Note 10, Investments and Cash.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU did not have an effect on the Company’s consolidated statements of cash flows for the periods presented.

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The ASU was adopted January 1, 2017. This ASU did not have a material effect on the consolidated financial statements.

Future Application of Accounting Standards

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310-20) - Premium Amortization on Purchased Callable Debt Securities.  This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date.  Currently, entities generally amortize the premium as a yield adjustment over the contractual life of the security.  This ASU has no effect on the accounting for purchased callable debt securities held at a discount.  ASU 2017-08 is to be applied using a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  The Company is evaluating the effect that this ASU will have on its consolidated financial statements.

Income Taxes

In October 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Under the ASU, the selling (transferring) entity is required to recognize a current income tax expense or benefit upon transfer of the asset.  Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted.  The ASU’s amendments are to be applied on a modified retrospective basis recognizing the effects in retained earnings as of the beginning of the year of adoption.   This ASU is not expected to have a material effect on the Company’s consolidated financial statements.

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

The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For most debt instruments, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted.  The changes to the impairment model for available-for-sale securities and changes to purchased financial assets with credit deterioration are to be applied prospectively.  For the Company, this would be as of January 1, 2020.  Early adoption is permitted for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2018.  The Company is evaluating the effect that this ASU will have on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet. ASU 2016-02 is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect that this ASU will have on its consolidated financial statements.

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

MBIA UK Insurance Limited

On January 10, 2017 (the MBIA UK Acquisition Date), AGC completed its acquisition of MBIA UK Insurance Limited (MBIA UK), the U.K. operating subsidiary of MBIA Insurance Corporation (MBIA) (the MBIA UK Acquisition). As consideration for the outstanding shares of MBIA UK plus $23 million in cash, AGC exchanged all its holdings of notes issued in the Zohar II 2005-1 transaction (Zohar II Notes), which were insured by MBIA. AGC’s Zohar II Notes had total outstanding principal of approximately $347 million and fair value of $334 million as of the MBIA UK Acquisition Date. The MBIA UK Acquisition added approximately $12 billion of net par insured on January 10, 2017.

MBIA UK has been renamed Assured Guaranty (London) Ltd. (AGLN). Assured Guaranty currently maintains AGLN as a stand-alone entity, but is actively working to combine AGLN with its other affiliated European insurance companies. Any such combination will be subject to regulatory and court approvals; as a result, Assured Guaranty cannot predict when, or if, such a combination will be completed.

The MBIA UK Acquisition was accounted for under the acquisition method of accounting which requires that the assets and liabilities acquired be recorded at fair value. The Company exercised significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in the MBIA UK Acquisition. The most significant of these determinations related to the valuation of MBIA UK's financial guaranty insurance contracts. On an aggregate basis, MBIA UK's contractual premiums for financial guaranty insurance contracts were less than the premiums a market participant of similar credit quality would demand to acquire those contracts on the MBIA UK Acquisition Date, particularly for below-investment-grade (BIG) transactions, resulting in a significant amount of the purchase price being allocated to these contracts. For information on the methodology used to measure the fair value of assets acquired and liabilities assumed in the MBIA UK Acquisition, please refer to Note 7, Fair Value Measurement.

The fair value of the Company's stand-ready obligation on the MBIA UK Acquisition Date is recorded in unearned premium reserve. After the MBIA UK Acquisition Date, loss reserves and loss and loss adjustment expenses (LAE) will be recorded when the expected losses for each contract exceeds the remaining unearned premium reserve, in accordance with the Company's accounting policy described in the Annual Report on Form 10-K. The expected losses acquired by the Company as part of the MBIA UK Acquisition are included in Note 5, Expected Losses to be Paid.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and MBIA UK had pre-existing reinsurance relationships, which were also effectively settled at fair value on the MBIA UK Acquisition Date. The gain on settlement of these pre-existing reinsurance relationships represents the net difference between the historical assumed balances that were recorded by the Company and the fair value of ceded balances acquired from MBIA UK. The Company believes the bargain purchase gain resulted from MBIA's strategy to address its insurance obligations with regards to the Zohar II Notes, the issuers of which MBIA did not expect would have sufficient funds to repay such notes in full on the scheduled maturity date of such notes in January 2017.

The following table shows the net effect of the MBIA UK Acquisition, including the effects of the settlement of pre-existing relationships.

	Fair Value of Net Assets Acquired, before Settlement of Pre-existing Relationships	Net effect of Settlement of Pre-existing Relationships	Net Effect of MBIA UK Acquisition
	(in millions)
Purchase price (1)	$334	$—	$334

Identifiable assets acquired:
Investments	459	—	459
Cash	72	—	72
Premiums receivable, net of commissions payable	274	(4)	270
Other assets	16	(6)	10
Total assets	821	(10)	811

Liabilities assumed:
Unearned premium reserves	389	(6)	383
Current tax payable	25	—	25
Other liabilities	4	(5)	(1)
Total liabilities	418	(11)	407
Net assets of MBIA UK	403	1	404
Cash acquired from MBIA Holdings	23	—	23
Deferred tax liability	(36)	—	(36)
Net asset effect of MBIA UK Acquisition	390	1	391
Bargain purchase gain and settlement of pre-existing relationships resulting from MBIA UK Acquisition, after-tax	56	1	57
Deferred tax	—	1	1
Bargain purchase gain and settlement of pre-existing relationships resulting from MBIA UK Acquisition, pre-tax	$56	$2	$58
_____________________

(1)
The purchase price of $334 million was allocated as follows: (1) $329 million for the purchase of net assets of $385 million, and (2) the settlement of pre-existing relationships between MBIA UK and Assured Guaranty at a fair value of $5 million.

Revenue and net income related to MBIA UK from the MBIA UK Acquisition Date through March 31, 2017 included in the consolidated statement of operations were approximately $118 million and $92 million, respectively, including the bargain purchase gain, settlement of pre-existing relationships, quarterly activity and realized gain on the disposition of AGC's Zohar II Notes. For First Quarter 2017, the Company recognized transaction expenses related to the MBIA UK Acquisition of $6 million comprising primarily legal and financial advisors fees.

Unaudited Pro Forma Results of Operations

The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and MBIA UK as if the acquisition had been completed on January 1, 2016, as required under GAAP. The pro forma accounts include the estimated historical results of the Company and MBIA UK and pro forma adjustments primarily comprising the earning of the unearned premium reserve and the expected losses that would be recognized in net income for each prior period presented, as well as the accounting for bargain purchase gain, settlement of pre-existing relationships, the realized gain on the disposition of the Zohar II Notes and MBIA UK acquisition related expenses, all net of tax at the applicable statutory rate.

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2016, nor is it indicative of the results of operations in future periods. The Company did not include any pro forma combined financial information for 2017 as substantially all of MBIA UK's results of operations for the first quarter 2017 are included in the First Quarter 2017 Statements of Operations.

Unaudited Pro Forma Results of Operations

First Quarter 2016
(in millions, except per share amounts)
Pro forma revenues	$361
Pro forma net income	152
Pro forma earnings per share (EPS):
Basic	1.12
Diluted	1.11

Please refer to Note 2, Acquisitions, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on other recent acquisitions.

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

The Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies. For example, the Kroll Bond Rating Agency (KBRA) ratings were first assigned to MAC in 2013, to AGM in 2014, and to AGC in 2016, while the A.M. Best Company, Inc. (Best) rating was first assigned to Assured Guaranty Re Overseas Ltd. (AGRO) in 2015, and a Moody's Investors Service, Inc. (Moody's) rating was never requested for MAC and was dropped from AG Re and AGRO in 2015. On January 13, 2017, AGC announced that it had requested that Moody's withdraw its financial strength rating of AGC. Moody's declined that initial request, but AGC is renewing its request.

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

•
On August 8, 2016, Moody's affirmed the A2 (stable outlook) on AGM and AGE and the A3 insurance financial strength rating on AGC and AGC's subsidiary Assured Guaranty (UK) Ltd. (AGUK), raising the outlook to stable from negative. As noted above, AGC is requesting that Moody's withdraw its rating of AGC and AGUK. On January 13, 2017, Moody's upgraded AGLN to Baa2 from Ba2, reflecting its acquisition by AGC. Effective April 8, 2015, at the Company's request, Moody’s withdrew the financial strength ratings it had assigned to AG Re and AGRO.

•
On July 27, 2016, S&P affirmed the AA (stable) financial strength ratings of AGL's insurance subsidiaries other than AGLN. On January 12, 2017, S&P placed the BB rating of AGLN on credit watch positive in anticipation of the potential combination of AGLN with the Company's other European subsidiaries.

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

The Company’s financial guaranty contracts are written in either insurance or credit derivative form, but collectively are considered financial guaranty contracts. The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although, as part of its loss mitigation strategy for existing troubled credits, it may underwrite new issuances that it views as below-investment-grade. The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, requires rigorous subordination or collateralization requirements. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and debt service outstanding, because it manages such securities as investments and not insurance exposure. As of March 31, 2017 and December 31, 2016, the Company excluded $2.1 billion and $2.1 billion, respectively, of net par as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio, which are primarily BIG. The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Public finance	$436,426	$425,849	$422,496	$409,447
Structured finance	24,506	29,151	23,690	28,088
Total financial guaranty	$460,932	$455,000	$446,186	$437,535

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $8 million for structured finance and $561 million for public finance obligations as of March 31, 2017. The expiration dates for the public finance commitments range between April 1, 2017 and May 17, 2017, with $438 million expiring prior to the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$1,816	0.8%	$2,156	5.5%	$6,765	36.7%	$1,032	42.9%	$11,769	3.9%
AA	42,529	17.9	204	0.5	5,408	29.3	99	4.1	48,240	16.2
A	132,212	55.5	12,711	32.3	1,698	9.2	264	11.0	146,885	49.3
BBB	54,294	22.8	22,199	56.4	868	4.7	760	31.6	78,121	26.2
BIG	7,199	3.0	2,073	5.3	3,707	20.1	249	10.4	13,228	4.4
Total net par outstanding (1)	$238,050	100.0%	$39,343	100.0%	$18,446	100.0%	$2,404	100.0%	$298,243	100.0%
_____________________

(1)	The March 31, 2017 amounts include $12.2 billion of net par from the MBIA UK Acquisition.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,066	0.8%	$2,221	8.4%	$9,757	44.2%	$1,447	47.0%	$15,491	5.2%
AA	46,420	19.0	170	0.6	5,773	26.2	127	4.1	52,490	17.7
A	133,829	54.7	6,270	23.8	1,589	7.2	456	14.8	142,144	48.0
BBB	55,103	22.5	16,378	62.1	879	4.0	759	24.6	73,119	24.7
BIG	7,380	3.0	1,342	5.1	4,059	18.4	293	9.5	13,074	4.4
Total net par outstanding	$244,798	100.0%	$26,381	100.0%	$22,057	100.0%	$3,082	100.0%	$296,318	100.0%

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of March 31, 2017

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,424	$2,901	$1,874	$7,199	$238,050
Non-U.S. public finance	1,810	263	—	2,073	39,343
Public finance	4,234	3,164	1,874	9,272	277,393
Structured finance:
U.S. Residential mortgage-backed securities (RMBS)	190	412	2,407	3,009	5,357
Triple-X life insurance transactions	—	—	126	126	2,057
Trust preferred securities (TruPS)	192	62	—	254	1,616
Other structured finance	298	193	76	567	11,820
Structured finance	680	667	2,609	3,956	20,850
Total	$4,914	$3,831	$4,483	$13,228	$298,243

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2016

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,402	$3,123	$1,855	$7,380	$244,798
Non-U.S. public finance	1,288	54	—	1,342	26,381
Public finance	3,690	3,177	1,855	8,722	271,179
Structured finance:
U.S. RMBS	197	493	2,461	3,151	5,637
Triple-X life insurance transactions	—	—	126	126	2,057
TruPS	304	126	—	430	1,892
Other structured finance	304	263	78	645	15,553
Structured finance	$805	$882	$2,665	$4,352	$25,139
Total	$4,495	$4,059	$4,520	$13,074	$296,318

BIG Net Par Outstanding
and Number of Risks
As of March 31, 2017

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$4,427	$487	$4,914	159	8	167
Category 2	3,698	133	3,831	71	5	76
Category 3	4,351	132	4,483	149	9	158
Total BIG	$12,476	$752	$13,228	379	22	401

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2016

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$3,861	$634	$4,495	165	10	175
Category 2	3,857	202	4,059	79	6	85
Category 3	4,383	137	4,520	148	9	157
Total BIG	$12,101	$973	$13,074	392	25	417
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of March 31, 2017, all of which are rated BIG. Puerto Rico has experienced significant general fund budget deficits in recent years and a challenging economic environment. Beginning on January 1, 2016, a number of Puerto Rico credits have defaulted on bond payments, and the Company has now paid claims on several Puerto Rico credits as shown in the table "Puerto Rico Net Par Outstanding" below.

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

On April 6, 2016, the Former Governor signed into law the Puerto Rico Emergency Moratorium & Financial Rehabilitation Act (the Moratorium Act). The Moratorium Act purportedly empowers the governor to declare, entity by entity, states of emergency and moratoriums on debt service payments on obligations of the Commonwealth and its related authorities and public corporations, as well as instituting a stay against related litigation, among other things. The Former Governor used the authority of the Moratorium Act to take a number of actions related to issuers of obligations the Company insures. National Public Finance Guarantee Corporation (National) (another financial guarantor), holders of certain Commonwealth general obligation bonds and certain Puerto Rico residents (the National Plaintiffs) have filed suits to invalidate the Moratorium Act, and after the passage of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), the National Plaintiffs sought a relief from the stay of litigation imposed by PROMESA to pursue the action. On July 21, 2016, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay of litigation imposed by PROMESA to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law. In November 2016 that court denied both the Company's and the National Plaintiffs' motions for relief from stay in the respective actions. The PROMESA stay expired on May 1, 2017.

On June 30, 2016, PROMESA was signed into law by the President of the United States. PROMESA establishes a seven-member federal financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law. PROMESA also appears to preempt at least portions of the Moratorium Act and to stay debt-related litigation, including the Company’s litigation regarding the Clawback Orders, until May 1, 2017. On August 31, 2016, the President of the United States appointed the seven members of the Oversight Board.

On January 2, 2017, Ricardo Antonio Rosselló Nevares (the Governor) took office, replacing the Former Governor. On January 29, 2017, the Governor signed the Puerto Rico Emergency and Fiscal Responsibility Act (Emergency Act) that, among other things, repealed portions of the Moratorium Act, defined an emergency period that lasted until May 1, 2017, continued diversion of collateral away from bonds the Company insures, and defined the powers and duties of the Fiscal Agency and Financial Advisory Authority (FAFAA). The emergency period has been extended through August 1, 2017.

In mid-March 2017, the Oversight Board certified Puerto Rico’s fiscal plan, dated March 13, 2017 (Fiscal Plan). The Fiscal Plan provides only approximately $7.9 billion for Commonwealth debt service over the next ten years, an amount less than scheduled debt service for such period. The Fiscal Plan itself acknowledges that there are a number of legal and contractual issues not addressed by the Fiscal Plan. On May 3, 2017, AGM and AGC filed in the Federal District Court in Puerto Rico an adversary complaint seeking a judgment that the Fiscal Plan violates various sections of PROMESA and the U.S. Constitution, an injunction enjoining the Commonwealth and Oversight Board from presenting or proceeding with confirmation of any plan of adjustment based on the Fiscal Plan, and a stay on the confirmation of any plan of adjustment based on the Fiscal Plan pending development of a fiscal plan that complies with PROMESA and the U.S. Constitution.

On April 28, 2017, the Oversight Board approved fiscal plans for PREPA and PRHTA, and directed PRASA to amend its proposed plan in several ways. The PREPA plan appears to be consistent with the Restructuring Support Agreement (RSA) described below. The PRHTA plan assumes that PRHTA will not pay any debt service at least through 2026. The PRASA plan assumes it will pay only approximately 65% of its debt service through 2026. Because PRASA has several categories of debt outstanding and the Company insures only PRASA debt with a senior lien on gross revenues of PRASA, it is unclear whether (or to what extent, if any) the payment of only 65% of debt service through 2026 would result in a reduction in PRASA payments of Company-insured debt. The Company does not believe the fiscal plans of PRHTA or PRASA in their current forms comply with certain mandatory requirements of PROMESA.
On May 3, 2017, the Oversight Board filed a petition with the Federal District Court of Puerto Rico for the Commonwealth under Title III of PROMESA. Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the federal bankruptcy code. The Oversight Board has not, as of May 4, 2017, filed such a petition with respect to any of its instrumentalities.
The final shape, timing and validity of responses to Puerto Rico’s distress eventually enacted or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the final impact, after resolution of legal challenges, of any such responses on obligations insured by the Company, are uncertain.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year. The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company. As noted above, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Constitutionally Guaranteed

General Obligation. As of March 31, 2017, the Company had $1,495 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Former Governor under the Moratorium Act, the Commonwealth defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds, and has continued to make claim payments on these bonds. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect o the Commonwealth.

Puerto Rico Public Buildings Authority (PBA). As of March 31, 2017, the Company had $169 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. On July 1, 2016, despite the requirements of Article VI of its Constitution but pursuant to an executive order issued by the Former Governor under the Moratorium Act, the PBA defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds, and has continued to make claim payments on these bonds.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of March 31, 2017, the Company had $918 million insured net par outstanding of PRHTA (Transportation revenue) bonds and $409 million insured net par of PRHTA (Highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross pledge of gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The Clawback Orders cover Commonwealth-derived taxes that are allocated to PRHTA. The Company believes that such sources represented a substantial majority of PRHTA’s revenues in 2015. The PRHTA bonds are subject to executive orders issued pursuant to the Moratorium Act. As noted above, the Company filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the PROMESA stay to seek a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback Orders) are preempted by PROMESA and violate the U.S. Constitution, and also seeking damages and injunctive relief. That motion was denied on November 2, 2016, on procedural grounds. The PROMESA stay expired on May 1, 2017. There were sufficient funds in the PRHTA bond accounts to make the July 1, 2016 and January 1, 2017 PRHTA debt service payments guaranteed by the Company on a primary basis, and those payments were made in full. As noted above, on April 28, 2017, the Oversight Board approved a fiscal plan for PRHTA that PRHTA will not pay any debt service at least through 2026. The Company does not believe the PRHTA fiscal plan in its current form complies with certain mandatory requirements of PROMESA.

PRCCDA. As of March 31, 2017, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are subject to the Clawback Orders, and the bonds are subject to an executive order issued pursuant to the Moratorium Act. There were sufficient funds in the PRCCDA bond accounts to make the July 1, 2016 and January 1, 2017 PRCCDA bond payments guaranteed by the Company, and those payments were made in full.

PRIFA. As of March 31, 2017, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are subject to the Clawback Orders and the bonds are subject to an executive order issued pursuant to the Moratorium Act. The Company made its first claim payment on PRIFA bonds in January 2016, and has continued to make claim payments on PRIFA bonds.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of March 31, 2017, the Company had $777 million insured net par outstanding of PREPA obligations, which are payable from a pledge of net revenues of the electric system.

On December 24, 2015, AGM and AGC entered into a RSA with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate) will be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers. To facilitate the securitization transaction and in exchange for a market premium, Assured Guaranty will issue surety insurance policies to support a portion of the reserve fund for the securitization bonds. Certain of the creditors also agreed, subject to certain conditions, to participate in a relending financing, which was closed in two tranches on May 19, 2016 and June 22, 2016. AGM's and AGC's share of the relending financing was approximately $15 million ($2 million for AGC and $13 million for AGM). Legislation meeting the requirements of the original RSA was enacted on February 16, 2016, and a transition charge to be paid by PREPA rate payers for debt service on the securitization bonds as contemplated by the RSA was approved by the Puerto Rico Energy Commission on June 20, 2016.

On July 1, 2016, PREPA made full payment of the $41 million of principal and interest due on PREPA revenue bonds insured by AGM and AGC. That payment was funded in part by relending financing provided by AGM in the form of $26 million of PREPA bonds.

On January 1, 2017, PREPA made full payment of the $18 million of interest due on PREPA revenue bonds insured by
AGM and AGC.

In March 2017, the Governor indicated a desire to modify certain aspects of the RSA. On April 6, 2017, the Governor announced that the Commonwealth, acting on behalf of PREPA, had reached an agreement in principle with the other parties to the RSA (including AGM and AGC) to supplement the RSA. As supplemented, the RSA calls for AGM and AGC to provide surety insurance policies aggregating approximately $113 million ($14 million for AGC and $99 million for AGM) to support the securitization bonds contemplated by the RSA, to extend the maturity of all of the relending financing provided in 2016, to provide approximately $18 million of relending financing in July 2017, and to provide $120 million of principal payment deferrals in 2018 through 2023. The agreement also provides that, upon the finalization of the transactions contemplated by the RSA, the approximately $41 million of relending bonds purchased in 2016, and the $18 million of bonds to be purchased in July 2017, all will be supported by, or exchanged into, securitization bonds contemplated by the RSA. In addition, the RSA now provides for a consensual restructuring under Title VI of PROMESA.

There can be no assurance that the conditions in the modified RSA will be met or that, if the conditions are met, the modified RSA's other provisions, including those related to the insured PREPA revenue bonds, will be implemented as currently contemplated. In addition, the impact of PROMESA, any action taken by the Oversight Board, the Moratorium Act and Emergency Act or any attempt to exercise the power purportedly granted by the Moratorium Act or the Emergency Act on the implementation of the RSA is uncertain. PREPA, during the pendency of the agreements, has suspended deposits into its debt service fund.

Puerto Rico Aqueduct and Sewer Authority (PRASA). As of March 31, 2017, the Company had $373 million of insured net par outstanding to PRASA bonds, which are secured by the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S. Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. According to a material event notice PRASA filed on March 4, 2016, PRASA owed its contractors $140 million. The PRASA Revitalization Act, which establishes a securitization mechanism that could facilitate debt issuance, was signed into law on July 13, 2016. While certain bonds benefiting from a guarantee by the Commonwealth are subject to an executive order issued under the Moratorium Act, bonds insured by the Company are not subject to that order. There were sufficient funds in the PRASA bond accounts to make the July 1, 2016 and January 1, 2017 PRASA bond payments guaranteed by the Company, and those payments were made in full. As noted above, on April 28, 2017, the Oversight Board considered a fiscal plan for PRASA that assumes PRASA will pay only approximately 65% of its debt service through 2026. Because PRASA has several categories of debt outstanding and the Company insures only PRASA debt with a senior lien on gross revenues of PRASA, it is unclear whether (or to what extent, if any) the payment of only 65% of debt service through 2026 would result in a reduction in PRASA payments of Company-insured debt. The Company does not believe the PRASA fiscal plan in its current form complies with certain mandatory requirements of PROMESA.

Municipal Finance Agency (MFA). As of March 31, 2017, the Company had $354 million net par outstanding of bonds issued by MFA secured by a pledge of local property tax revenues. There were sufficient funds in the MFA bond accounts to make the July 1, 2016 and January 1, 2017 MFA bond payments guaranteed by the Company, and those payments were made in full.

Puerto Rico Sales Tax Financing Corporation (COFINA). As of March 31, 2017, the Company had $271 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. As of the date of this filing, all payments on Company-insured COFINA bonds had been made. As noted above, the Oversight Board filed a petition on behalf of the Commonwealth under Title III of PROMESA. That petition may have a material adverse effect on COFINA’s ability to make the timely payment of the Company-insured COFINA bonds.

University of Puerto Rico (U of PR). As of March 31, 2017, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. The U of PR bonds are subject to an executive order issued under the Moratorium Act. As of the date of this filing, all payments on Company-insured U of PR bonds had been made.

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in millions)
Exposure to Puerto Rico	$5,435	$5,435	$8,903	$9,038

Puerto Rico
Net Par Outstanding (1)

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$1,495	$1,476
PBA (2)	169	169
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (2)	918	918
PRHTA (Highways revenue)	409	350
PRCCDA	152	152
PRIFA (2)	18	18
Other Public Corporations
PREPA	777	724
PRASA	373	373
MFA	354	334
COFINA	271	271
U of PR	1	1
Total net exposure to Puerto Rico	$4,937	$4,786
____________________

(1)	The March 31, 2017 amounts include $150 million related to the commutation of previously ceded business. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

(2)    As of the date of this filing, the Company has paid claims on these credits.

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

     Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of March 31, 2017

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2017 (April 1 - June 30)	$0	$2
2017 (July 1 - September 30)	224	346
2017 (October 1 - December 31)	0	2
Subtotal 2017	224	350
2018	178	419
2019	210	440
2020	270	490
2021	129	336
2022-2026	900	1,819
2027-2031	942	1,609
2032-2036	1,249	1,669
2037-2041	417	588
2042-2047	418	492
Total	$4,937	$8,212

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

Net Direct Economic Exposure to Selected European Countries(1)
As of March 31, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$204	$912	$75	$345	$—	$1,536
Non-sovereign exposure(3)	114	400	—	—	202	716
Total	$318	$1,312	$75	$345	$202	$2,252
Total BIG (See Note 5)	$248	$—	$75	$345	$—	$668
____________________

(1)	While exposures are shown in U.S. dollars, the obligations are in various currencies, primarily euros.

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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $78 million to Selected European Countries (plus Greece) in transactions with $1.6 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $2 million across several highly rated pooled corporate obligations with net par outstanding of $73 million.

Non-Financial Guaranty Insurance

The Company provided capital relief triple-X excess of loss life reinsurance on approximately $444 million of exposure as of March 31, 2017 and $390 million as of December 31, 2016, which is expected to increase to approximately $1.3 billion prior to September 30, 2036. This non-financial guaranty exposure has a similar risk profile to the Company's other investment grade exposure written in financial guaranty form. The Company also has legacy mortgage guaranty reinsurance related to loans originated in Ireland on debt service of approximately $36 million as of March 31, 2017, and $36 million as of December 31, 2016. In addition, the Company started providing reinsurance on aircraft residual value insurance policies in the First Quarter of 2017 and had net exposure of $14 million as of March 31, 2017. These transactions are all rated investment grade internally. The Company had outstanding commitments to provide reinsurance on aircraft residual value insurance policies of approximately $28 million as of March 31, 2017. The expiration dates for these commitments range between April 1, 2017 and September 30, 2017. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

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

The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company's current projections of probable and estimable losses may be subject to considerable volatility and may not reflect the Company's ultimate claims paid. For information on the Company's loss estimation process, please refer to Note 5, Expected Loss to be Paid, of Part II, Item 8, Financial Statements and Supplementary Data in AGL's Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or financial guaranty (FG) VIEs, by sector, after the expected recoveries/ (payables) for breaches of representations and warranties (R&W) and other expected recoveries. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 3.14% with a weighted average of 2.65% as of March 31, 2017 and 0.0% to 3.23% with a weighted average of 2.73% as of December 31, 2016.

Net Expected Loss to be Paid
Roll Forward

	First Quarter
	2017	2016
	(in millions)
Net expected loss to be paid, beginning of period	$1,198	$1,391
Net expected loss to be paid on the MBIA UK portfolio as of January 10, 2017	21	—
Economic loss development due to:
Accretion of discount	8	9
Changes in discount rates	11	63
Changes in timing and assumptions	28	(13)
Total economic loss development	47	59
Net paid losses	(22)	(113)
Net expected loss to be paid, end of period	$1,244	$1,337

Net Expected Loss to be Paid
Roll Forward by Sector
First Quarter 2017

	Net Expected Loss to be Paid (Recovered) as of December 31, 2016	Net Expected Loss to be Paid on MBIA UK as of January 10, 2017	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2017 (2)
	(in millions)
Public finance:
U.S. public finance	$871	$—	$124	$(25)	$970
Non-U.S. public finance	33	13	(5)	—	41
Public finance	904	13	119	(25)	1,011
Structured finance:
U.S. RMBS	206	—	(22)	13	197
Triple-X life insurance transactions	54	—	(53)	0	1
Other structured finance	34	8	3	(10)	35
Structured finance	294	8	(72)	3	233
Total	$1,198	$21	$47	$(22)	$1,244

Net Expected Loss to be Paid
Roll Forward by Sector
First Quarter 2016

	Net Expected Loss to be Paid (Recovered) as of December 31, 2015	Economic Loss Development	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2016
	(in millions)
Public finance:
U.S. public finance	$771	$98	$(5)	$864
Non-U.S. public finance	38	1	—	39
Public finance	809	99	(5)	903
Structured finance:
U.S. RMBS	409	(31)	(85)	293
Triple-X life insurance transactions	99	4	(1)	102
Other structured finance	74	(13)	(22)	39
Structured finance	582	(40)	(108)	434
Total	$1,391	$59	$(113)	$1,337
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $2 million and $2 million in LAE for First Quarter 2017 and 2016, respectively.

(2)	Includes expected LAE to be paid of $19 million as of March 31, 2017 and $12 million as of December 31, 2016.

The following table presents the present value of net expected loss to be paid and the net economic loss development for all contracts by accounting model.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of March 31, 2017	As of December 31, 2016	First Quarter 2017	First Quarter 2016
	(in millions)
Financial guaranty insurance	$1,141	$1,083	$66	$61
FG VIEs (1) and other	99	105	(4)	4
Credit derivatives (2)	4	10	(15)	(6)
Total	$1,244	$1,198	$47	$59
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of March 31, 2017, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of March 31, 2017, the Company’s net par subject to the plan consists of $113 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of March 31, 2017 including those mentioned above, which incorporated the likelihood of the various outcomes, will be $970 million, compared with a net expected loss of $871 million as of December 31, 2016. Economic loss development in First Quarter 2017 was $124 million which was primarily attributable to Puerto Rico exposures.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese credits is $345 million and $75 million, respectively. The Company rates all of these issuers BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure net of reinsurance to these Hungarian credits is $204 million, all of which is rated BIG.

As part of the MBIA UK Acquisition, the Company now also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $210 million of net par outstanding as of March 31, 2017. This transaction has been underperforming due to lower traffic volume and higher costs compared with expectations at underwriting.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $41 million as of March 31, 2017, compared with $33 million as of December 31, 2016. The MBIA UK Acquisition added $13 million of net expected loss as of January 2017. The economic benefit of approximately $5 million during the First Quarter 2017 was due mainly to the improved internal outlook of certain European sovereigns and sub-sovereign entities.

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

First Quarter 2017 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, the Company chose to use the same general assumptions to project RMBS losses as of March 31, 2017 as it used as of December 31, 2016, except that it reduced the liquidation rates for certain Alt-A, prime and adjustable rate mortgage (Option ARM) delinquency categories and increased the loss severity for subprime transactions of 2007+ vintages.

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

First Lien Liquidation Rates

	March 31, 2017	December 31, 2016
Current Loans Modified in the Previous 12 Months
Alt A and Prime	25%	25%
Option ARM	25	25
Subprime	25	25
Current Loans Delinquent in the Previous 12 Months
Alt A and Prime	25	25
Option ARM	25	25
Subprime	25	25
30 – 59 Days Delinquent
Alt A and Prime	30	35
Option ARM	35	35
Subprime	40	40
60 – 89 Days Delinquent
Alt A and Prime	45	45
Option ARM	45	50
Subprime	50	50
90+ Days Delinquent
Alt A and Prime	55	55
Option ARM	55	55
Subprime	55	55
Bankruptcy
Alt A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt A and Prime	65	65
Option ARM	65	65
Subprime	65	65
Real Estate Owned
All	100	100

While the Company uses liquidation rates as described above to project defaults of non-performing loans (including current loans modified or delinquent within the last 12 months), it projects defaults on presently current loans by applying a conditional default rate (CDR) trend. The start of that CDR trend is based on the defaults the Company projects will emerge from currently nonperforming, recently nonperforming and modified loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the base case, after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 6.25 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historically high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. As a result, the Company updated loss severities for specific asset classes and vintages based on observed data, as shown in the tables below. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of March 31, 2017				As of December 31, 2016
	Range			Weighted Average	Range			Weighted Average
Alt A and Prime
Plateau CDR	1.0%	-	12.8%	5.6%	1.0%	–	13.5%	5.7%
Final CDR	0.0%	-	0.6%	0.3%	0.0%	–	0.7%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	80%				80%
2007+	70%				70%
Option ARM
Plateau CDR	3.2%	-	7.1%	5.6%	3.2%	–	7.0%	5.6%
Final CDR	0.2%	-	0.4%	0.3%	0.2%	–	0.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	70%				70%
2007+	75%				75%
Subprime
Plateau CDR	3.8%	-	14.5%	8.3%	2.8%	–	14.1%	8.1%
Final CDR	0.2%	-	0.7%	0.4%	0.1%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80%				80%
2006	90%				90%
2007+	95%				90%
____________________
(1)                                Represents variables for most heavily weighted scenario (the base case).

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2016.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2017. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2017 as it used as of December 31, 2016, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $26 million for Alt-A first liens, $8 million for Option ARM, $33 million for subprime and $1 million for prime transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $11 million for Alt-A first liens, $21 million for Option ARM, $31 million for subprime and $0.1 million for prime transactions.

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

In second lien transactions the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. A liquidation rate is the percent of loans in a given cohort (in this instance, delinquency category) that ultimately default. Similar to first liens, the Company then calculates a CDR for six months, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau CDR period that follows the embedded plateau losses.

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising six months of delinquent data and 28 months of decrease to the steady state CDR, the same as of December 31, 2016.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment, and so increase the borrower's aggregate monthly payment. Some of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that the increase in monthly payments occurring when a loan reaches its principal amortization period, even if mitigated by borrower relief offered by the servicer, is associated with increased borrower defaults. Thus, most of the Company's HELOC projections incorporate an assumption that a percentage of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is similar to the one used as of December 31, 2016.

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of March 31, 2017 that it will generally recover only 2% of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral. This is the same assumption used as of December 31, 2016.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of December 31, 2016. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

The Company uses a number of other variables in its second lien loss projections, including the spread between relevant interest rate indices. These variables have been relatively stable and have less impact on the projection results than the variables discussed above. However, in a number of HELOC transactions the servicers have been modifying poorly performing loans from floating to fixed rates, and, as a result, rising interest rates would negatively impact the excess spread available from these modified loans to support the transactions.  The Company incorporated these modifications in its assumptions.

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at March 31, 2017 and December 31, 2016. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period, are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs (1)

	As of March 31, 2017				As of December 31, 2016
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	3.8%	–	23.9%	14.1%	3.5%	–	24.8%	13.6%
Final CDR trended down to	0.5%	–	3.2%	1.3%	0.5%	–	3.2%	1.3%
Liquidation rates:
Current Loans Modified in the Previous 12 Months	25%				25%
Current Loans Delinquent in the Previous 12 Months	25				25
30 – 59 Days Delinquent	50				50
60 – 89 Days Delinquent	65				65
90+ Days Delinquent	80				80
Bankruptcy	55				55
Foreclosure	75				75
Real Estate Owned	100				100
Loss severity	98%				98%
____________________

(1)	Represents variables for most heavily weighted scenario (the base case).

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $34 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $22 million for HELOC transactions.

Breaches of Representations and Warranties

As of March 31, 2017, the Company had a net R&W payable of $19 million to R&W counterparties, compared to an R&W payable of $6 million as of December 31, 2016. The increase in the payable is related primarily to higher expected recoveries in a transaction where an interpleader proceeding has been dismissed in the Company's favor (and thus higher R&W payable) .

Triple-X Life Insurance Transactions

The Company had $2.1 billion of net par exposure to financial guaranty triple-X life insurance transactions as of March 31, 2017. Two of these transactions, with $126 million of net par outstanding, are rated BIG. The triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage triple-X life insurance transactions, which include the two BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at March 31, 2017, the Company’s projected net expected loss to be paid is $1 million. The economic benefit during First Quarter 2017 was approximately $53 million, which was due primarily to a settlement with the former investment manager of the two BIG transactions.

Student Loan Transactions

The Company has insured or reinsured $1.4 billion net par of student loan securitizations issued by private issuers and that it classifies as structured finance. Of this amount, $118 million is rated BIG. The Company is projecting approximately $34 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic loss development during First Quarter 2017 was approximately $2 million, which was driven primarily by changes in the discount rates and certain assumption updates.

Recovery Litigation

Public Finance Transactions

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation (Ambac) commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico to invalidate the executive orders issued by the Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company retain or transfer (in other words, claw back) certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and the PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the Court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay, which has now expired.

On July 21, 2016, AGC and AGM filed a motion and form of complaint in the U.S. District Court for the District of Puerto Rico seeking relief from the stay provided by PROMESA. Upon a grant of relief from the PROMESA stay, the lawsuit further seeks a declaration that the Moratorium Act is preempted by Federal bankruptcy law and that certain gubernatorial executive orders diverting PRHTA pledged toll revenues (which are not subject to the Clawback) are preempted by PROMESA and violate the U.S. Constitution. Additionally, it seeks damages for the value of the PRHTA toll revenues diverted and injunctive relief prohibiting the defendants from taking any further action under these executive orders. On October 28, 2016, the Oversight Board filed a motion seeking leave to intervene in the action, which motion was denied on November 1, 2016, without prejudice, on procedural grounds. On November 2, 2016, the Court denied AGC’s and AGM’s motion for relief from the PROMESA stay on procedural grounds, but the stay has now expired.

On May 3, 2017, AGM and AGC filed in the Federal District Court in Puerto Rico an adversary complaint seeking a judgment that the Commonwealth's Fiscal Plan violates various sections of PROMESA and the Contracts, Takings and Due Process Clauses of the U.S. Constitution, an injunction enjoining the Commonwealth and Oversight Board from presenting or proceeding with confirmation of any plan of adjustment based on the Fiscal Plan, and a stay on the confirmation of any plan of adjustment based on the Fiscal Plan pending development of a fiscal plan that complies with PROMESA and the U.S. Constitution.

For a discussion of the Company's exposure to Puerto Rico related to the litigation described above, please see Note 4, Outstanding Exposure.

On November 1, 2013, Radian Asset Assurance Inc. (Radian Asset) commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of March 31, 2017, $20 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. Oral argument on the County's appeal of that ruling was heard by the United States Court of Appeals for the Fifth Circuit on April 5, 2017.

Triple-X Life Insurance Transactions

In December 2008 AGUK filed an action in the Supreme Court of the State of New York against J.P. Morgan Investment Management Inc. (JPMIM), the investment manager for a triple-X life insurance transaction, Orkney Re II plc (Orkney), involving securities guaranteed by AGUK. The action alleged that JPMIM engaged in breaches of fiduciary duty, gross negligence and breaches of contract based upon its handling of the Orkney investments. The trial commenced on March 13, 2017. During a court-ordered mediation session on March 25, 2017, the parties agreed to settle the litigation and subsequently filed a stipulation of discontinuance of the court proceedings with prejudice. The parties have agreed to keep the terms of the settlement confidential.

RMBS Transactions

On February 5, 2009, U.S. Bank National Association, as indenture trustee (U.S. Bank), CIFG Assurance North America Inc. (CIFGNA), as insurer of the Class Ac Notes, and Syncora Guarantee Inc. (Syncora), as insurer of the Class Ax Notes, filed a complaint in the Supreme Court of the State of New York against GreenPoint Mortgage Funding, Inc. (GreenPoint) alleging GreenPoint breached its R&W with respect to the underlying mortgage loans in the GreenPoint Mortgage Funding Trust 2006-HE1 transaction.  On March 3, 2010, the court dismissed CIFGNA's and Syncora’s causes of action on standing grounds. On December 16, 2013, GreenPoint moved to dismiss the remaining claims of U.S. Bank on the grounds that it too lacked standing. U.S. Bank cross-moved for partial summary judgment striking GreenPoint’s defense that U.S. Bank lacked standing to directly pursue claims against GreenPoint. On January 28, 2016, the court denied GreenPoint’s motion for summary judgment and granted U.S. Bank’s cross-motion for partial summary judgment, finding that as a matter of law U.S. Bank has standing to directly assert claims against GreenPoint. Oral argument on GreenPoint's appeal was heard by the New York Appellate Division, First Department, on May 2, 2017. CIFGNA originally had $500 million insured net par exposure to this transaction; $22 million insured net par remains outstanding at March 31, 2017.

On November 26, 2012, CIFGNA filed a complaint in the Supreme Court of the State of New York against JP Morgan Securities LLC (JP Morgan) for material misrepresentation in the inducement of insurance and common law fraud, alleging that JP Morgan fraudulently induced CIFGNA to insure $400 million of securities issued by ACA ABS CDO 2006-2 Ltd. and $325 million of securities issued by Libertas Preferred Funding II, Ltd. On June 26, 2015, the Court dismissed with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim and dismissed without prejudice CIFGNA’s common law fraud claim. On September 24, 2015, the Court denied CIFGNA’s motion to amend but allowed CIFGNA to re-plead a cause of action for common law fraud. On November 20, 2015, CIFGNA filed a motion for leave to amend its complaint to re-plead common law fraud. On April 29, 2016, CIFGNA filed an appeal to reverse the Court’s decision dismissing CIFGNA’s material misrepresentation in the inducement of insurance claim. On November 29, 2016, the Appellate Division of the Supreme Court of the State of New York ruled that the Court’s decision dismissing with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim should be modified to grant CIFGNA leave to re-plead such claim. On February 27, 2017, AGC (as successor to CIFGNA) filed an amended complaint which includes a claim for material misrepresentation in the inducement of insurance.

6.	Contracts Accounted for as Insurance

Financial Guaranty Insurance Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes financial guaranty contracts that meet the definition of insurance contracts, contracts that meet the definition of a derivative under GAAP, and contracts that are accounted for as consolidated FG VIEs. Amounts presented in this note relate to financial guaranty insurance contracts, unless otherwise noted. See Note 8, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Consolidated Variable Interest Entities for amounts that relate to FG VIEs.

Net Earned Premiums

	First Quarter
	2017	2016
	(in millions)
Scheduled net earned premiums	$103	$91
Accelerations:
Refundings	56	79
Terminations	2	10
Total Accelerations	58	89
Accretion of discount on net premiums receivable	3	3
Financial guaranty insurance net earned premiums	164	183
Other	0	0
Net earned premiums (1)	$164	$183
 ___________________

(1)	Excludes $4 million and $5 million for First Quarter 2017 and 2016, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of March 31, 2017			As of December 31, 2016
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue(2)	3,874	180	3,694	3,548	206	3,342
Contra-paid (3)	(47)	0	(47)	(37)	0	(37)
Unearned premium reserve	$3,827	$180	$3,647	$3,511	$206	$3,305
 ____________________

(1)	Excludes $86 million and $90 million of deferred premium revenue, and $20 million and $25 million of contra-paid related to FG VIEs as of March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $1 million of other as of March 31, 2017. As of December 31, 2016, other deferred premium revenue was de minimis.

(3)	See "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" below for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	First Quarter
	2017	2016
	(in millions)
Beginning of period, December 31	$576	$693
Premiums receivable from acquisitions (see Note 2)	270	—
Gross written premiums on new business, net of commissions on assumed business	110	41
Gross premiums received, net of commissions on assumed business	(92)	(49)
Adjustments:
Changes in the expected term	(1)	(22)
Accretion of discount, net of commissions on assumed business	4	0
Foreign exchange translation	9	(1)
End of period, March 31 (1)	$876	$662
____________________

(1)	Excludes $11 million and $16 million as of March 31, 2017 and March 31, 2016, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premiums receivable denominated in currencies other than the U.S. dollar. Approximately 68%, 50% and 55% of installment premiums at March 31, 2017, December 31, 2016 and March 31, 2016, respectively, are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of March 31, 2017
(in millions)
2017 (April 1 – June 30)	$29
2017 (July 1 – September 30)	26
2017 (October 1 – December 31)	19
2018	85
2019	78
2020	75
2021	73
2022-2026	283
2027-2031	195
2032-2036	109
After 2036	102
Total(1)	$1,074
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $13 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of March 31, 2017
(in millions)
2017 (April 1 – June 30)	$98
2017 (July 1 – September 30)	93
2017 (October 1 – December 31)	90
2018	342
2019	299
2020	271
2021	250
2022-2026	967
2027-2031	621
2032-2036	367
After 2036	295
Net deferred premium revenue(1)	3,693
Future accretion	189
Total future net earned premiums	$3,882
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $86 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of March 31, 2017	As of December 31, 2016
	(dollars in millions)
Premiums receivable, net of commission payable	$876	$576
Gross deferred premium revenue	1,290	1,041
Weighted-average risk-free rate used to discount premiums	3.0%	3.0%
Weighted-average period of premiums receivable (in years)	9.2	9.1

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.14% with a weighted average of 2.67% as of March 31, 2017 and 0.0% to 3.23% with a weighted average of 2.74% as of December 31, 2016.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of March 31, 2017			As of December 31, 2016
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public finance:
U.S. public finance	$809	$96	$713	$711	$86	$625
Non-U.S. public finance	16	—	16	21	—	21
Public finance	825	96	729	732	86	646
Structured finance:
U.S. RMBS	273	260	13	283	262	21
Triple-X life insurance transactions	20	29	(9)	36	—	36
Other structured finance	59	—	59	60	—	60
Structured finance	352	289	63	379	262	117
Subtotal	1,177	385	792	1,111	348	763
Other recoverable (payable)	—	2	(2)	—	(1)	1
Subtotal	1,177	387	790	1,111	347	764
Elimination of losses attributable to FG VIEs	(58)	—	(58)	(64)	—	(64)
Total (1)	$1,119	$387	$732	$1,047	$347	$700
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Loss and LAE reserve	$1,193	$1,127
Reinsurance recoverable on unpaid losses	(74)	(80)
Loss and LAE reserve, net	1,119	1,047
Salvage and subrogation recoverable	(405)	(365)
Salvage and subrogation payable(1)	20	17
Other payable (recoverable)	(2)	1
Salvage and subrogation recoverable, net, and other recoverable	(387)	(347)
Net reserves (salvage)	$732	$700
____________________

(1)	Recorded as a component of reinsurance balances payable.

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
Financial Guaranty Insurance Contracts

As of March 31, 2017
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,141
Contra-paid, net	47
Salvage and subrogation recoverable, net of reinsurance	385
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,118)
Other recoverable (payable)	2
Net expected loss to be expensed (present value) (2)	$457
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $60 million as of March 31, 2017, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2017
(in millions)
2017 (April 1 – June 30)	$10
2017 (July 1 – September 30)	9
2017 (October 1 – December 31)	9
Subtotal 2017	28
2018	39
2019	36
2020	33
2021	33
2022-2026	144
2027-2031	83
2032-2036	44
After 2036	17
Net expected loss to be expensed	457
Future accretion	400
Total expected future loss and LAE	$857

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	First Quarter
	2017	2016
	(in millions)
Public finance:
U.S. public finance	$112	$97
Non-U.S. public finance	(3)	0
Public finance	109	97
Structured finance:
U.S. RMBS	(9)	11
Triple-X life insurance transactions	(45)	3
Other structured finance	6	(14)
Structured finance	(48)	0
Loss and LAE on insurance contracts before FG VIE consolidation	61	97
Gain (loss) related to FG VIE consolidation	(2)	(7)
Loss and LAE	$59	$90

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2017

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	159	(33)	71	(8)	149	(51)	379	—	379
Remaining weighted-average contract period (in years)	9.4	7.0	12.7	9.2	8.1	5.4	10.1	—	10.1
Outstanding exposure:
Principal	$4,732	$(305)	$3,990	$(292)	$4,634	$(283)	$12,476	$—	$12,476
Interest	2,457	(132)	2,625	(132)	1,859	(69)	6,608	—	6,608
Total(2)	$7,189	$(437)	$6,615	$(424)	$6,493	$(352)	$19,084	$—	$19,084
Expected cash outflows (inflows)	$169	$(18)	$1,525	$(75)	$1,446	$(60)	$2,987	$(320)	$2,667
Potential recoveries(3)	(459)	23	(172)	3	(758)	40	(1,323)	197	(1,126)
Subtotal	(290)	5	1,353	(72)	688	(20)	1,664	(123)	1,541
Discount	64	(4)	(363)	15	(136)	(1)	(425)	25	(400)
Present value of expected cash flows	$(226)	$1	$990	$(57)	$552	$(21)	$1,239	$(98)	$1,141
Deferred premium revenue	$120	$(5)	$310	$(4)	$459	$(26)	$854	$(83)	$771
Reserves (salvage)	$(277)	$6	$802	$(52)	$318	$(8)	$789	$(58)	$731

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2016

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	165	(35)	79	(11)	148	(49)	392	—	392
Remaining weighted-average contract period (in years)	8.6	7.0	13.2	10.5	8.1	6.0	10.1	—	10.1
Outstanding exposure:
Principal	$4,187	$(326)	$4,273	$(416)	$4,703	$(320)	$12,101	$—	$12,101
Interest	1,932	(140)	2,926	(219)	1,867	(87)	6,279	—	6,279
Total(2)	$6,119	$(466)	$7,199	$(635)	$6,570	$(407)	$18,380	$—	$18,380
Expected cash outflows (inflows)	$172	$(19)	$1,404	$(86)	$1,435	$(65)	$2,841	$(326)	$2,515
Potential recoveries(3)	(440)	23	(146)	4	(743)	45	(1,257)	198	(1,059)
Subtotal	(268)	4	1,258	(82)	692	(20)	1,584	(128)	1,456
Discount	61	(4)	(355)	19	(114)	(4)	(397)	24	(373)
Present value of expected cash flows	$(207)	$0	$903	$(63)	$578	$(24)	$1,187	$(104)	$1,083
Deferred premium revenue	$131	$(5)	$246	$(6)	$476	$(30)	$812	$(86)	$726
Reserves (salvage)	$(255)	$5	$738	$(58)	$343	$(10)	$763	$(64)	$699
____________________

(1)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments. The ceded number of risks represents the number of risks for which the Company ceded a portion of its exposure.

(2)	Includes BIG amounts related to FG VIEs.

(3)	Includes excess spread and R&W receivables and payables.

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. There have been no material changes to the Company's potential claims under interest rate swaps, variable rate demand obligations or guaranteed investment contracts (GICs) since the filing with the SEC of AGL’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2017, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

The Company’s methods for calculating fair value produce a fair value that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The categorization within the fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows, with Level 1 being the highest and Level 3 the lowest. An asset's or liability’s categorization is based on the lowest level of significant input to its valuation.

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

As of March 31, 2017, the Company used models to price 80 fixed-maturity securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 9.9% or $1,108 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of March 31, 2017 and December 31, 2016, other invested assets include investments carried and measured at fair value on a recurring basis of $53 million and $52 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective net asset value (NAV) per share or equivalent.

Other Assets

Committed Capital Securities

The fair value of committed capital securities (CCS), which is recorded in "other assets" on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the AGC CCS) and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 15, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded in the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, the U.S. dollar forward swap curve, London Interbank Offered Rate (LIBOR) curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding.

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

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The following is a description of the fair value methodology applied to the Company's insured CDS that are accounted for as credit derivatives, which constitute the vast majority of the net credit derivative liability in the consolidated balance sheets. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. Such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

Due to the lack of quoted prices and other observable inputs for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through internally developed, proprietary models that use both observable and unobservable market data inputs to derive an estimate of the fair value of the Company's contracts in its principal markets (see "Assumptions and Inputs"). There is no established market where financial guaranty insured credit derivatives are actively traded, therefore, management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s transactions to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most importantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and how the Company’s own credit spread affects the pricing of its transactions.

The Company’s models and the related assumptions are continuously reevaluated by management and enhanced, as appropriate, based upon improvements in modeling techniques and availability of more timely and relevant market information.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2017 were such that market prices of the Company’s CDS contracts were not available.

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

Assumptions and Inputs

The various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts are as follows:

•Gross spread.

•The allocation of gross spread among:

◦	the profit the originator, usually an investment bank, realizes for structuring and funding the transaction (bank profit);

◦	premiums paid to the Company for the Company’s credit protection provided (net spread); and

◦	the cost of CDS protection purchased by the originator to hedge its counterparty credit risk exposure to the Company (hedge cost).

•The weighted average life which is based on debt service schedules.

The rates used to discount future expected premium cash flows ranged from 1.15% to 2.62% at March 31, 2017 and 1.00% to 2.55% at December 31, 2016.

The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided by trustees or obtained from market sources. If observable market credit spreads are not available or reliable for the underlying reference obligations, then market indices are used that most closely resemble the underlying reference obligations, considering asset class, credit quality rating and maturity of the underlying reference obligations. These indices are adjusted to reflect the non-standard terms of the Company’s CDS contracts. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders who are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of March 31, 2017	As of December 31, 2016
Based on actual collateral specific spreads	7%	7%
Based on market indices	73%	77%
Provided by the CDS counterparty	20%	16%
Total	100%	100%
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

The Company interpolates a curve based on the historical relationship between the premium the Company receives when a credit derivative is closed to the daily closing price of the market index related to the specific asset class and rating of the transaction. This curve indicates expected credit spreads at each indicative level on the related market index. For transactions with unique terms or characteristics where no price quotes are available, management extrapolates credit spreads based on a similar transaction for which the Company has received a spread quote from one of the first three sources within the Company’s spread hierarchy. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transaction's current spread. Counterparties determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. These quotes are validated by cross-referencing quotes received from one market source with those quotes received from another market source to ensure reasonableness.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS transactions that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a transaction generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a transaction generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 39% and 26% based on number of transactions, of the Company's CDS contracts are fair valued using this minimum premium as of March 31, 2017 and December 31, 2016, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or transaction originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

A fair value resulting in a credit derivative asset on protection sold is the result of contractual cash inflows on in-force transactions in excess of what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would be able to realize a gain representing the difference between the higher contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts and taking the present value of such amounts discounted at the corresponding LIBOR over the weighted average remaining life of the contract.

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

In Scenario 1, the gross spread is 185 basis points. The bank or transaction originator captures 115 basis points of the original gross spread and hedges 10% of its exposure to AGC, when the CDS spread on AGC was 300 basis points (300 basis points × 10% = 30 basis points). Under this scenario the Company receives premium of 40 basis points, or 22% of the gross spread.

In Scenario 2, the gross spread is 500 basis points. The bank or transaction originator captures 50 basis points of the original gross spread and hedges 25% of its exposure to AGC, when the CDS spread on AGC was 1,760 basis points (1,760 basis points × 25% = 440 basis points). Under this scenario the Company would receive premium of 10 basis points, or 2% of the gross spread. Due to the increased cost to hedge AGC’s name, the amount of profit the bank would expect to receive, and the premium the Company would expect to receive decline significantly.

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

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or any actual exit transactions. Therefore the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	The markets for the inputs to the model are highly illiquid, which impacts their reliability.

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
As of March 31, 2017

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,622	$—	$5,580	$42
U.S. government and agencies	414	—	414	—
Corporate securities	1,874	—	1,812	62
Mortgage-backed securities:
RMBS	992	—	590	402
Commercial mortgage-backed securities (CMBS)	568	—	568	—
Asset-backed securities	690	—	88	602
Foreign government securities	319	—	319	—
Total fixed-maturity securities	10,479	—	9,371	1,108
Short-term investments	689	313	376	—
Other invested assets (1)	8	—	0	8
Credit derivative assets	9	—	—	9
FG VIEs’ assets, at fair value	781	—	—	781
Other assets	114	26	28	60
Total assets carried at fair value	$12,080	$339	$9,775	$1,966
Liabilities:
Credit derivative liabilities	$359	$—	$—	$359
FG VIEs’ liabilities with recourse, at fair value	721	—	—	721
FG VIEs’ liabilities without recourse, at fair value	134	—	—	134
Total liabilities carried at fair value	$1,214	$—	$—	$1,214

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2016

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
____________________

(1)
Excluded from the table above are investment funds of $49 million and $48 million as of March 31, 2017 and December 31, 2016, respectively, measured using NAV per share. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2017 and 2016.

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2016	$39		$60		$365		$805		$876		$65		$(389)		$(807)		$(151)
MBIA UK Acquisition	—		—		—		7		—		—		—		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	2	(2)	(2)	(2)	74	(2)	17	(3)	(2)	(4)	54	(6)	(9)	(3)	(2)	(3)
Other comprehensive income (loss)	4		0		27		7		—		0		—		—		—
Purchases	—		—		27		57		—		—		—		—		—
Settlements	(2)		—		(15)		(348)		(46)		—		(15)		44		4
FG VIE consolidations	—		—		—		—		21		—		—		—		(21)
FG VIE deconsolidations	—		—		—		—		(87)		—		—		51		36
Fair value as of March 31, 2017	$42		$62		$402		$602		$781		$63		$(350)		$(721)		$(134)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2017	$4		$0		$27		$73		$21		$(2)		$25		$(7)		$(2)

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (8)		Credit Derivative Asset (Liability), net(5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	0	(2)	2	(2)	(2)	(2)	1	(2)	0	(2)	(4)	(3)	(16)	(4)	(60)	(6)	21	(3)	2	(3)
Other comprehensive income (loss)	0		1		(5)		(5)		0		—		0		—		—		—
Purchases	—		—		34		—		—	(7)	—		—		—		—		—
Settlements	(1)		—		(15)		(14)		(60)		(66)		—		(9)		39		3
FG VIE deconsolidations	—		—		0		—		—		0		—		—		0		—
Fair value as of March 31, 2016	$7		$74		$360		$639		$—		$1,191		$49		$(434)		$(1,165)		$(119)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2016	$0		$1		$(6)		$(5)		$—		$4		$(16)		$(79)		$21		$1
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net realized investment gains (losses), net investment income and other income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives and other income.

(7)	Primarily non-cash transaction.

(8)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2017

Financial Instrument Description (1)	Fair Value at March 31, 2017 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$42	Yield	4.3%	-	36.0%	11.2%

Corporate securities	62	Yield	21.0%

RMBS	402	CPR	1.2%	-	17.0%	5.5%
		CDR	2.0%	-	9.1%	6.7%
		Loss severity	35.0%	-	100.0%	78.9%
		Yield	3.3%	-	9.2%	5.9%
Asset-backed securities:
Triple-X life insurance transactions	505	Yield	5.7%		6.0%	5.8%

Collateralized loan obligations (CLO) /TruPS	32	Yield	2.6%	-	4.8%	3.2%

Others	65	Yield	3.1%	-	11.0%	10.6%

FG VIEs’ assets, at fair value	781	CPR	3.5%	-	12.8%	8.6%
		CDR	2.1%	-	21.7%	5.8%
		Loss severity	57.0%	-	100.0%	79.2%
		Yield	2.9%	-	17.9%	6.5%

Other assets	60	Implied Yield	4.6%	-	5.3%	4.9%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(350)	Year 1 loss estimates	0.0%	-	54.0%	1.8%
		Hedge cost (in bps)	7.8	-	135.8	30.6
		Bank profit (in bps)	3.8	-	825.0	63.5
		Internal floor (in bps)	7.0	-	100.0	16.1
		Internal credit rating	AAA	-	CCC	AA

FG VIEs’ liabilities, at fair value	(855)	CPR	3.5%	-	12.8%	8.6%
		CDR	2.1%	-	21.7%	5.8%
		Loss severity	57.0%	-	100.0%	79.2%
		Yield	2.4%	-	17.9%	4.9%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $8 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2016

Financial Instrument Description (1)	Fair Value at December 31, 2016 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$39	Yield	4.3%	-	22.8%	11.1%

Corporate securities	$60	Yield	20.1%

RMBS	365	CPR	1.6%	-	17.0%	4.6%
		CDR	1.5%	-	10.1%	6.7%
		Loss severity	30.0%	-	100.0%	77.8%
		Yield	3.3%	-	9.7%	6.0%
Asset-backed securities:
Triple-X life insurance transactions	425	Yield	5.7%	-	6.0%	5.8%

Collateralized debt obligations (CDO)	332	Yield	10.0%

CLO/TruPS	19	Yield	1.5%	-	4.8%	3.1%

Others	29	Yield	7.2%

FG VIEs’ assets, at fair value	876	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.9%	-	20.0%	6.5%

Other assets	62	Implied Yield	4.5%	-	5.1%	4.8%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(389)	Year 1 loss estimates	0.0%	-	38.0%	1.3%
		Hedge cost (in bps)	7.2	-	118.1	24.5
		Bank profit (in bps)	3.8	-	825.0	61.8
		Internal floor (in bps)	7.0	-	100.0	13.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(958)	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.4%	-	20.0%	5.0%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $8 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,479	$10,479	$10,233	$10,233
Short-term investments	689	689	590	590
Other invested assets	149	151	146	147
Credit derivative assets	9	9	13	13
FG VIEs’ assets, at fair value	781	781	876	876
Other assets	213	213	205	205
Liabilities:
Financial guaranty insurance contracts (1)	3,537	8,363	3,483	8,738
Long-term debt	1,307	1,606	1,306	1,546
Credit derivative liabilities	359	359	402	402
FG VIEs’ liabilities with recourse, at fair value	721	721	807	807
FG VIEs’ liabilities without recourse, at fair value	134	134	151	151
Other liabilities	151	151	12	12
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

8.	Contracts Accounted for as Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS). The credit derivatives portfolio also includes interest rate swaps.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 6.2 years at March 31, 2017 and 5.3 years at December 31, 2016. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives

	As of March 31, 2017		As of December 31, 2016
Asset Type	Net Par Outstanding	Weighted Average Credit Rating	Net Par Outstanding	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
CLO/collateralized bond obligations	$1,461	AAA	$2,022	AAA
Synthetic investment grade pooled corporate	4,400	AAA	7,224	AAA
TruPS CDOs	999	A-	1,179	BBB+
Total pooled corporate obligations	6,860	AAA	10,425	AAA
U.S. RMBS	1,080	AA	1,142	AA-
Pooled infrastructure	1,363	AAA	1,513	AAA
Infrastructure finance	832	BBB+	1,021	BBB+
Other(1)	2,721	A-	2,896	A
Total	$12,856	AA	$16,997	AA+
____________________

(1)	This comprises numerous transactions across various asset classes, such as commercial receivables, international RMBS, regulated utilities and consumer receivables.

Except for TruPS CDOs, the Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. The majority of the Company’s pooled corporate exposure consists of CLO or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company’s exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these transactions.

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

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2017		As of December 31, 2016
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$7,493	58.3%	$10,967	64.6%
AA	1,900	14.8	2,167	12.7
A	1,597	12.4	1,499	8.8
BBB	1,114	8.7	1,391	8.2
BIG	752	5.8	973	5.7
Credit derivative net par outstanding	$12,856	100.0%	$16,997	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	First Quarter
	2017	2016
	(in millions)
Realized gains on credit derivatives	$5	$10
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	10	(2)
Realized gains (losses) and other settlements	15	8
Net unrealized gains (losses):
Pooled corporate obligations	20	(48)
U.S. RMBS	9	(15)
Pooled infrastructure	6	0
Infrastructure finance	1	0
Other	3	(5)
Net unrealized gains (losses)	39	(68)
Net change in fair value of credit derivatives	$54	$(60)

Terminations and Settlements
of Direct Credit Derivative Contracts

	First Quarter
	2017	2016
	(in millions)
Net par of terminated credit derivative contracts	$184	$—
Realized gains on credit derivatives	0	0
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(12)	—
Net unrealized gains (losses) on credit derivatives	15	11

During First Quarter 2017, unrealized fair value gains were generated primarily as a result of CDS terminations and tighter implied spreads. During the quarter the Company agreed to terminate several CDS transactions, which was the primary driver of the unrealized fair value gains in the pooled corporate CLO, and U.S. RMBS sectors. The tighter implied spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2017	As of December 31, 2016	As of March 31, 2016	As of December 31, 2015
Five-year CDS spread:
AGC	173	158	307	376
AGM	181	158	309	366
One-year CDS spread
AGC	31	35	105	139
AGM	31	29	102	131

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(713)	$(811)
Plus: Effect of AGC and AGM credit spreads	363	422
Net fair value of credit derivatives	$(350)	$(389)

The fair value of CDS contracts at March 31, 2017, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are TruPS and pooled corporate securities as well as 2005-2007 vintages of Alt-A, Option ARM and subprime RMBS transactions. The mark to market benefit between March 31, 2017 and December 31, 2016, resulted primarily from several CDS terminations and a narrowing of credit spreads related to the Company's TruPS and U.S. RMBS obligations.

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

Net Fair Value and Expected Losses
of Credit Derivatives

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Fair value of credit derivative asset (liability), net	$(350)	$(389)
Expected loss to be (paid) recovered	(4)	(10)

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation for approximately $506 million in gross par of CDS insured by AGC as of March 31, 2017 requires AGC to post eligible collateral to secure its obligations to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The collateral requirement for approximately $333 million in gross par of insured CDS is subject to a cap of $300 million, while the collateral requirement for the remaining approximately $173 million in gross par of insured CDS is not capped.

As of March 31, 2017, the Company was posting approximately $36 million of collateral to secure its obligations under insured CDS with collateral posting requirements. Approximately $27 million of that amount related to the capped collateral requirement and the remaining $9 million related to the uncapped requirement.

    As of December 31, 2016, the Company was posting approximately $116 million of collateral to secure its obligations under insured CDS with collateral posting requirements. Approximately $100 million of that amount related to $516 million in gross par for which there was then a posting requirement subject to a cap, and the remaining $16 million related to $174 million in gross par as to which the obligation to collateralize was not capped. In February 2017, the Company terminated all of its remaining CDS contracts with one of its counterparties as to which it had a posting requirement (subject to a cap); the CDS contracts related to approximately $183 million in gross par and $73 million of collateral posted as of December 31, 2016, and all the collateral was returned to the Company.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of March 31, 2017

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(712)	$(362)
50% widening in spreads	(531)	(181)
25% widening in spreads	(441)	(91)
10% widening in spreads	(387)	(37)
Base Scenario	(350)	—
10% narrowing in spreads	(316)	34
25% narrowing in spreads	(266)	84
50% narrowing in spreads	(182)	168
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

Number of FG VIEs Consolidated

	First Quarter
	2017	2016

Beginning of the period, December 31	32	34
Consolidated (1)	1	—
Deconsolidated (1)	(1)	(1)
End of the period, March 31	32	33
____________________

(1)	Net gain/loss on consolidation and deconsolidation was de minimis in First Quarter 2017 and 2016.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $119 million at March 31, 2017 and $137 million at December 31, 2016. The aggregate unpaid principal of the FG VIEs’ assets was approximately $396 million greater than the aggregate fair value at March 31, 2017. The aggregate unpaid principal of the FG VIEs’ assets was approximately $432 million greater than the aggregate fair value at December 31, 2016.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of March 31, 2017 that was recorded in the consolidated statements of operations for First Quarter 2017 were gains of $14 million. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of March 31, 2016 that was recorded in the consolidated statements of operations for First Quarter 2016 were gains of $34 million. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the instrument specific credit risk and changes due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $775 million and $871 million as of March 31, 2017 and December 31, 2016, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $84 million greater than the aggregate fair value of the FG VIEs’ liabilities as of March 31, 2017. The aggregate unpaid principal balance was approximately $109 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2016.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2017		As of December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$406	$436	$473	$509
U.S. RMBS second lien	168	211	178	223
Manufactured housing	73	74	74	75
Total with recourse	647	721	725	807
Without recourse	134	134	151	151
Total	$781	$855	$876	$958

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

Effect of Consolidating FG VIEs on Net Income (Loss),
Cash Flows From Operating Activities and Shareholders' Equity

	First Quarter
	2017	2016
	(in millions)
Net earned premiums	$(4)	$(5)
Net investment income	(1)	(5)
Net realized investment gains (losses)	0	1
Fair value gains (losses) on FG VIEs	10	18
Loss and LAE	2	6
Effect on income before tax	7	15
Less: tax provision (benefit)	3	5
Effect on net income (loss)	$4	$10

Effect on cash flows from operating activities	$5	$6

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Effect on shareholders' equity (decrease) increase	$(4)	$(9)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During First Quarter 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $10 million, which was driven by price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral.

During First Quarter 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $18 million due mainly to improvements in the underlying collateral.

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

Non-Consolidated VIEs

As of March 31, 2017 and December 31, 2016, the Company had financial guaranty contracts outstanding for approximately 590 and 600 VIEs, respectively, that it did not consolidate based on the Company’s analyses which indicate that it is not the primary beneficiary of any other VIEs. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $99 million and $91 million as of March 31, 2017 and December 31, 2016, respectively.

Net Investment Income

	First Quarter
	2017	2016
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$79
Income from internally managed securities:
Fixed maturities (1)	46	17
Other	3	5
Gross investment income	124	101
Investment expenses	(2)	(2)
Net investment income	$122	$99
(1) Includes accretion on Zohar II Notes.

Net Realized Investment Gains (Losses)

	First Quarter
	2017	2016
	(in millions)
Gross realized gains on available-for-sale securities (1)	$43	$6
Gross realized losses on available-for-sale securities	(2)	(2)
Net realized gains (losses) on other invested assets	0	(1)
Other-than-temporary impairment	(9)	(16)
Net realized investment gains (losses)	$32	$(13)
____________________

(1)	First Quarter 2017 primarily consists of a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Acquisitions.

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in other comprehensive income (OCI).

Roll Forward of Credit Losses
in the Investment Portfolio

	First Quarter
	2017	2016
	(in millions)
Balance, beginning of period	$134	$108
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	0	1
Reductions for securities sold and other settlement during the period	0	(2)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	8	0
Balance, end of period	$142	$107

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of March 31, 2017

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,432	$219	$(29)	$5,622	$13	AA
U.S. government and agencies	4	399	16	(1)	414	0	AA+
Corporate securities	17	1,851	50	(27)	1,874	(7)	A
Mortgage-backed securities(4):	0
RMBS	9	978	40	(26)	992	5	BBB+
CMBS	5	561	12	(5)	568	—	AAA
Asset-backed securities	6	573	117	0	690	93	B-
Foreign government securities	3	341	7	(29)	319	—	AA
Total fixed-maturity securities	94	10,135	461	(117)	10,479	104	A+
Short-term investments	6	687	2	0	689	—	AAA
Total investment portfolio	100%	$10,822	$463	$(117)	$11,168	$104	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2016

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,269	$202	$(39)	$5,432	$13	AA
U.S. government and agencies	4	424	17	(1)	440	0	AA+
Corporate securities	15	1,612	32	(31)	1,613	(8)	A-
Mortgage-backed securities(4):
RMBS	9	998	27	(38)	987	(21)	A-
CMBS	5	575	13	(5)	583	—	AAA
Asset-backed securities	8	835	110	0	945	33	B
Foreign government securities	3	261	4	(32)	233	—	AA
Total fixed-maturity securities	94	9,974	405	(146)	10,233	17	A+
Short-term investments	6	590	0	0	590	—	AAA
Total investment portfolio	100%	$10,564	$405	$(146)	$10,823	$17	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 17, Shareholders' Equity for additional information as applicable.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 40% of mortgage backed securities as of March 31, 2017 and 42% as of December 31, 2016 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$994	$(28)	$6	$(1)	$1,000	$(29)
U.S. government and agencies	172	(1)	—	—	172	(1)
Corporate securities	356	(8)	120	(19)	476	(27)
Mortgage-backed securities:
RMBS	377	(13)	93	(13)	470	(26)
CMBS	160	(5)	1	0	161	(5)
Asset-backed securities	52	0	0	0	52	0
Foreign government securities	45	(4)	115	(25)	160	(29)
Total	$2,156	$(59)	$335	$(58)	$2,491	$(117)
Number of securities (1)		542		62		598
Number of securities with other-than-temporary impairment		12		9		21

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	0
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities (1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2017, 41 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2017 was $52 million. As of December 31, 2016, of the securities in an unrealized loss position for 12 months or more, 41 securities had unrealized losses greater than 10% of book value with an unrealized loss of $59 million. The Company has determined that the unrealized losses recorded as of March 31, 2017 were yield related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2017

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$284	$283
Due after one year through five years	1,798	1,828
Due after five years through 10 years	2,171	2,227
Due after 10 years	4,343	4,581
Mortgage-backed securities:
RMBS	978	992
CMBS	561	568
Total	$10,135	$10,479

Investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted aggregate to the amount of $282 million and $285 million, based on fair value, as of March 31, 2017 and December 31, 2016, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,508 million and $1,420 million, based on fair value. as of March 31, 2017 and December 31, 2016, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $36 million and $116 million as of March 31, 2017 and December 31, 2016, respectively.

No material investments of the Company were non-income producing for First Quarter 2017 and First Quarter 2016, respectively.

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

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 13% and 15% of the investment portfolio, on a fair value basis as of March 31, 2017 and December 31, 2016, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,304	$1,492
Other invested assets	106	107
Other	66	55
Total	$1,476	$1,654

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of March 31, 2017	As of December 31, 2016	As of March 31, 2016	As of December 31, 2015
	(in millions)
Cash	$147	$118	$112	$166
Restricted cash (1)	1	9	0	0
Total cash and restricted cash	$148	$127	$112	$166
____________________

(1)	Amounts relate to cash held in trust accounts and are reported in other assets in consolidated balance sheets. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

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

The maximum amount available during 2017 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $192 million. Of such $192 million, $79 million was distributed by AGM to AGMH in First Quarter 2017 and none of such $192 million is available for distribution in the second quarter of 2017. The maximum amount available during 2017 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $49 million, of which approximately $37 million is available for distribution in the second quarter of 2017. MAC currently intends to allocate the distribution of such $37 million over the remaining three quarters in 2017.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2017 for AGC to distribute as ordinary dividends is approximately $107 million. Of such $107 million, $28 million was distributed by AGC to AGUS in First Quarter 2017 and approximately $24 million is available for distribution in the second quarter of 2017.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority (Authority). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $314 million without AG Re certifying to the Authority that it will continue to meet required margins. As of December 31, 2016, the Authority now requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of AG Re, are U.S. GAAP), subject to certain adjustments. As a result of this new requirement, certain assets previously non-admitted by AG Re are now admitted, resulting in an increase to AG Re’s statutory capital and surplus limitation. Based on the foregoing limitations, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $314 million as of March 31, 2017. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2017, AG Re had unencumbered assets of approximately $543 million.

U.K. company law prohibits each of AGE, AGLN and AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the Prudential Regulation Authority's capital requirements may in practice act as a restriction on dividends. In addition, AGLN currently must confirm that the Prudential Regulation Authority does not object to the payment of any dividend to its parent company before AGLN makes any dividend payment.

Dividends
By Insurance Company Subsidiaries

	First Quarter
	2017	2016
	(in millions)
Dividends paid by AGC to AGUS	$28	$—
Dividends paid by AGM to AGMH	79	95
Dividends paid by AG Re to AGL	40	25
Dividends paid by MAC to MAC Holdings (1)	12	—
____________________

(1)	MAC Holdings distributed the entire amount to AGM and AGC, in proportion to their ownership percentages.

12.	Income Taxes

Overview

AGL, and its "Bermuda Subsidiaries," which consist of AG Re, AGRO, and Cedar Personnel Ltd., are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company and AGE, a U.K. domiciled company, have elected under Section 953(d) of the U.S. Internal Revenue Code (the Code) to be taxed as a U.S. domestic corporation.

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The main rate of corporation tax is 19% beginning April 1, 2017.

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries and AGE. In January 2017, AGE submitted a request to the U.S. Internal Revenue Service (IRS) to revoke its election under Section 953(d) of the Code to be taxed as a U.S. domestic corporation. If approved, the revocation is not expected to have a material impact on the Company’s financial condition. On January 10, 2017, AGC purchased MBIA UK, a U.K. based insurance company. After the purchase, MBIA UK changed its name to AGLN and continues to file its tax returns in the U.K. as a separate entity. For additional information on the MBIA UK Acquisition, please refer to Note 2, Acquisitions. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2017. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 19.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S. tax by election. For periods subsequent to April 1, 2017, the U.K. corporation tax rate has been reduced to 19%. For the periods between April 1, 2015 and March 31, 2017, the U.K. corporation tax rate was 20%. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2017	2016
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$85	$18
Tax-exempt interest	(12)	(13)
Gain on bargain purchase	(20)	—
State taxes	5	1
Other	(3)	0
Total provision (benefit) for income taxes	$55	$6
Effective tax rate	14.7%	10.0%

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

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2017	2016
	(in millions)
United States	$246	$55
Bermuda	133	17
U.K.	(7)	(7)
Total	$372	$65

Revenue by Tax Jurisdiction

	First Quarter
	2017	2016
	(in millions)
United States	$474	$205
Bermuda	57	42
U.K.	(4)	(2)
Total	$527	$245

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

Audits

As of March 31, 2017, AGUS had open tax years with the IRS for 2009 forward and was under audit for the 2009-2012 tax years. In December 2016, the IRS issued a Revenue Agent Report (RAR) which did not identify any material adjustments that were not already accounted for in the prior periods. In April 2017, the Company received a final letter from the the IRS to close the audit with no additional findings or changes, and as a result the Company expects to release previously recorded uncertain tax position reserve and accrued interest of approximately $34 million in the second quarter of 2017. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2013 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2014 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2013 forward.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.6 million for First Quarter 2017 and $2 million for 2016. As of March 31, 2017 and December 31, 2016, the Company has accrued $8 million and $7 million of interest, respectively.

The total amount of unrecognized tax positions as of March 31, 2017 and December 31, 2016 would affect the effective tax rate, if recognized, was $58 million and $57 million, respectively.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force financial guaranty assumed business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional required payment. As of March 31, 2017, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $42 million and $16 million, respectively.

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

Effective as of March 1, 2017, the Company entered into a commutation agreement to reassume the entire portfolio previously ceded to one of its unaffiliated reinsurers. The size of such portfolio was approximately $1.0 billion of par, consisting predominantly (over 97%) of U.S. public finance and international public and project finance exposures. For such reassumption, the Company received the statutory unearned premium and loss and loss adjustment expense reserves outstanding as of the commutation date, plus a commutation premium and, as a result, the Company recorded a gain of $73 million in other income. There were no commutations in First Quarter 2016.

The following table presents the components of premiums and losses reported in the consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses.

Effect of Reinsurance on Statement of Operations

	First Quarter
	2017	2016
	(in millions)
Premiums Written:
Direct	$109	$21
Assumed (1)	2	(2)
Ceded (2)	11	(17)
Net	$122	$2
Premiums Earned:
Direct	$167	$190
Assumed	6	8
Ceded	(9)	(15)
Net	$164	$183
Loss and LAE:
Direct	$67	$109
Assumed	3	(14)
Ceded	(11)	(5)
Net	$59	$90
 ____________________

(1)	Negative assumed premiums written were due to changes in expected debt service schedules.

(2)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

In addition to the items presented in the table above, the Company records in the consolidated statements of operations, the effect of assumed and ceded credit derivative exposures. These amounts were losses of $0.6 million in First Quarter 2017 and $0.3 million in First Quarter 2016.

Other Monoline Exposures

In addition to assumed and ceded reinsurance arrangements, the Company may also have exposure to some financial guaranty reinsurers (i.e., monolines) in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by third party insurers and reinsurers. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of March 31, 2017, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $106 million insured by National, $81 million insured by Ambac, $135 million insured by FGIC UK Limited and $8 million insured by other guarantors.

Monoline and Reinsurer Exposure by Company

	Par Outstanding
	As of March 31, 2017
Reinsurer	Ceded Par Outstanding (1)	Second-to- Pay Insured Par Outstanding (2)	Assumed Par Outstanding
	(in millions)
Reinsurers rated investment grade:
Tokio Marine & Nichido Fire Insurance Co., Ltd. (3) (4)	$3,269	$—	$—
National	—	4,057	3,962
Subtotal	3,269	4,057	3,962
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited (3)	3,307	—	30
Syncora (3)	1,950	1,097	654
ACA Financial Guaranty Corp.	621	12	—
Ambac	115	2,583	6,061
MBIA	—	949	151
Financial Guaranty Insurance Company and FGIC UK Limited	—	1,221	404
Ambac Assurance Corp. Segregated Account	—	57	584
Subtotal	5,993	5,919	7,884
Other (3)	71	538	146
Total	$9,333	$10,514	$11,992
____________________

(1)	Of the total ceded par to reinsurers rated BIG or not rated, $359 million is rated BIG.

(2)	The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG, and/or not rated, is $742 million.

(3)	The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of March 31, 2017 was approximately $285 million.

(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

Amounts Due (To) From Reinsurers
As of March 31, 2017

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
Reinsurers rated investment grade	$5	$(9)	$4	$44
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited	—	(4)	—	38
Syncora	13	(17)	—	(6)
Ambac	33	—	(2)	—
MBIA	0	—	(7)	—
Financial Guaranty Insurance Company and FGIC UK Limited	4	—	(17)	—
Ambac Assurance Corp. Segregated Account	6	—	(48)	—
Other	—	(3)	—	—
Subtotal	56	(24)	(74)	32
Total	$61	$(33)	$(70)	$76

Excess of Loss Reinsurance Facility

AGC, AGM and MAC entered into a $360 million aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2016. This facility replaces a similar $450 million aggregate excess of loss reinsurance facility that AGC, AGM and MAC had entered into effective January 1, 2014 and which terminated on December 31, 2015. The new facility covers losses occurring either from January 1, 2016 through December 31, 2023, or January 1, 2017 through December 31, 2024, at the option of AGC, AGM and MAC. It terminates on January 1, 2018, unless AGC, AGM and MAC choose to extend it. The new facility covers certain U.S. public finance credits insured or reinsured by AGC, AGM and MAC as of September 30, 2015, excluding credits that were rated non-investment grade as of December 31, 2015 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The new facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.25 billion in the aggregate. The new facility covers a portion of the next $400 million of losses, with the reinsurers assuming pro rata in the aggregate $360 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $40 million. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $9 million of premiums in 2016 for the term January 1, 2016 through December 31, 2016 and approximately $9 million of premiums for January 1, 2017 through December 31, 2017.

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

The Company also receives subpoenas duces tecum and interrogatories from regulators from time to time.

Proceedings Resolved Since December 31, 2016

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator of the MASTR Adjustable Rate Mortgages Trust 2007-3 (Wells Fargo), filed an interpleader complaint in the U.S. District Court for the Southern District of New York seeking adjudication of a dispute between Wales LLC (Wales) and AGM as to whether AGM is entitled to reimbursement from certain cashflows for principal claims paid in respect of insured certificates. After the court issued an opinion on September 30, 2016, denying a motion for judgment on the pleadings filed by Wales, Wales sold its interests in the MASTR Adjustable Rate Mortgage Trust 2007-3 certificates, and on March 20, 2017, the court dismissed the case.

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of March 31, 2017		As of December 31, 2016
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes(1)	$200	$197	$200	$197
5% Senior Notes(1)	500	496	500	496
Series A Enhanced Junior Subordinated Debentures(2)	150	150	150	150
Total AGUS	850	843	850	843
AGMH(3):
67/8% QUIBS(1)	100	69	100	69
6.25% Notes(1)	230	141	230	141
5.6% Notes(1)	100	56	100	56
Junior Subordinated Debentures(2)	300	189	300	187
Total AGMH	730	455	730	453
AGM(3):
AGM Notes Payable	9	9	9	10
Total AGM	9	9	9	10
Total	$1,589	$1,307	$1,589	$1,306
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)                               Carrying amounts are different than principal amounts due primarily to fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

Intercompany Credit Facility and Intercompany Debt

On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. Such commitment terminates on October 25, 2018 (the loan termination date). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Section 1274(d) of the Code, and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity.  AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan termination date. No amounts are currently outstanding under the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2016, AGUS repaid $20 million in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of March 31, 2017, $70 million remained outstanding.

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

In June 2003, $200 million of “AGM CPS”, money market preferred trust securities, were issued by trusts created for the primary purpose of issuing the AGM CPS, investing the proceeds in high-quality commercial paper and selling put options to AGM, allowing AGM to issue the trusts non-cumulative redeemable perpetual preferred stock (the AGM Preferred Stock) of AGM in exchange for cash. There are four trusts, each with an initial aggregate face amount of $50 million. These trusts hold auctions every 28 days, at which time investors submit bid orders to purchase AGM CPS. If AGM were to exercise a put option, the applicable trust would transfer the portion of the proceeds attributable to principal received upon maturity of its assets, net of expenses, to AGM in exchange for AGM Preferred Stock. AGM pays a floating put premium to the trusts, which represents the difference between the commercial paper yield and the winning auction rate (plus all fees and expenses of the trust). If an auction does not attract sufficient clearing bids, however, the auction rate is subject to a maximum rate of one-month LIBOR plus 200 basis points for the next succeeding distribution period. Beginning in August 2007, the AGM CPS required the maximum rate for each of the relevant trusts. AGM continues to have the ability to exercise its put option and cause the related trusts to purchase AGM Preferred Stock. The trusts provide AGM access to new capital at its sole discretion through the exercise of the put options. As of March 31, 2017 the put option had not been exercised.

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.    Earnings Per Share

Computation of EPS

	First Quarter
	2017	2016
	(in millions)
Basic EPS:
Net income (loss) attributable to AGL	$317	$59
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$317	$58
Basic shares	125.3	136.2
Basic EPS	$2.53	$0.43

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$317	$58
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$317	$58

Basic shares	125.3	136.2
Dilutive securities:
Options and restricted stock awards	1.8	0.8
Diluted shares	127.1	137.0
Diluted EPS	$2.49	$0.43
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.8

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2017

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Other comprehensive income (loss) before reclassifications	44	50	2	—	96
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(41)	9	—	—	(32)
Net investment income	(28)	—	—	—	(28)
Interest expense	—	—	—	0	0
Total before tax	(69)	9	—	0	(60)
Tax (provision) benefit	24	(3)	—	0	21
Total amount reclassified from AOCI, net of tax	(45)	6	—	0	(39)
Net current period other comprehensive income (loss)	(1)	56	2	0	57
Balance, March 31, 2017	$170	$66	$(37)	$7	$206

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	95	(17)	(2)	—	76
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(4)	17	—	—	13
Net investment income	(3)	—	—	—	(3)
Interest expense	—	—	—	0	0
Total before tax	(7)	17	—	0	10
Tax (provision) benefit	2	(6)	—	0	(4)
Total amount reclassified from AOCI, net of tax	(5)	11	—	0	6
Net current period other comprehensive income (loss)	90	(6)	(2)	0	82
Balance, March 31, 2016	$350	$(21)	$(18)	$8	$319

Share Repurchase

The following table presents share repurchases since January 2016.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments(in millions)	Average Price Paid Per Share
2016 (January 1 - March 31)	3,038,928	$75	$24.69
2016 (April 1 - June 30)	2,331,474	60	25.73
2016 (July 1 - September 30)	2,050,229	55	26.83
2016 (October 1 - December 31, 2016)	3,300,617	116	35.09
Total 2016	10,721,248	306	28.53
2017 (January 1 - March 31)	5,430,041	216	39.83
2017 (April 1 - through May 4, 2017)	1,377,928	53	38.13
Total 2017	6,807,969	269	39.49
Cumulative repurchases since the beginning of 2013	75,451,176	1,984	26.29

On February 22, 2017, the Board of Directors (the Board) authorized an additional $300 million of share repurchases. The total remaining authorization was $280 million as of May 4, 2017. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Deferred Compensation

The Company used a portion of its share repurchase program to repurchase 297,131 common shares from its Chief Executive Officer and 23,062 common shares from its General Counsel on January 6, 2017. The shares were purchased at the closing price of a common share of the Company on the New York Stock Exchange on January 6, 2017. Separately, these officers also received 297,131 and 23,062 common shares, respectively, on January 6, 2017 in settlement of 297,131 share units and 23,062 share units held by them in the employer stock fund of the Assured Guaranty Ltd. Supplemental Employee Retirement Plan (the AGL SERP). The distribution of shares occurred in January 2017 pursuant to the terms of an amendment adopted in 2011 to the AGL SERP. Such amendment was adopted to comply with requirements of Section 409A of the Code and Section 457A of the Code, which required all grandfathered amounts (within the meaning of Section 457A of the Code), including the units in the employer stock fund in the AGL SERP, to be included in the income of the applicable participant no later than 2017.

18.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$12	$312	$20	$11,503	$(359)	$11,488
Investment in subsidiaries	6,504	5,852	3,805	299	(16,460)	—
Premiums receivable, net of commissions payable	—	—	—	1,008	(132)	876
Ceded unearned premium reserve	—	—	—	1,074	(894)	180
Deferred acquisition costs	—	—	—	155	(49)	106
Reinsurance recoverable on unpaid losses	—	—	—	383	(309)	74
Credit derivative assets	—	—	—	53	(44)	9
Deferred tax asset, net	—	—	—	540	(102)	438
Intercompany receivable	—	—	—	70	(70)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	781	—	781
Dividend receivable from affiliate	125	—	—	—	(125)	—
Other	0	97	38	835	(247)	723
TOTAL ASSETS	$6,641	$6,261	$3,863	$16,701	$(18,791)	$14,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,800	$(973)	$3,827
Loss and LAE reserve	—	—	—	1,491	(298)	1,193
Long-term debt	—	843	455	9	—	1,307
Intercompany payable	—	70	—	300	(370)	—
Credit derivative liabilities	—	—	—	403	(44)	359
Deferred tax liabilities, net	—	1	87	—	(88)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	855	—	855
Dividend payable to affiliate	—	125	—	—	(125)	—
Other	4	20	26	857	(410)	497
TOTAL LIABILITIES	4	1,059	568	8,715	(2,308)	8,038
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,637	5,202	3,295	7,687	(16,184)	6,637
Noncontrolling interest	—	—	—	299	(299)	—
TOTAL SHAREHOLDERS' EQUITY	6,637	5,202	3,295	7,986	(16,483)	6,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,641	$6,261	$3,863	$16,701	$(18,791)	$14,675

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$384	$22	$11,029	$(368)	$11,103
Investment in subsidiaries	6,164	5,696	3,734	296	(15,890)	—
Premiums receivable, net of commissions payable	—	—	—	699	(123)	576
Ceded unearned premium reserve	—	—	—	1,099	(893)	206
Deferred acquisition costs	—	—	—	156	(50)	106
Reinsurance recoverable on unpaid losses	—	—	—	484	(404)	80
Credit derivative assets	—	—	—	69	(56)	13
Deferred tax asset, net	—	16	—	597	(116)	497
Intercompany receivable	—	—	—	70	(70)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	876	—	876
Dividend receivable from affiliate	300	—	—	—	(300)	—
Other	11	78	26	801	(222)	694
TOTAL ASSETS	$6,511	$6,174	$3,782	$16,176	$(18,492)	$14,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,488	$(977)	$3,511
Loss and LAE reserve	—	—	—	1,596	(469)	1,127
Long-term debt	—	843	453	10	—	1,306
Intercompany payable	—	70	—	300	(370)	—
Credit derivative liabilities	—	—	—	458	(56)	402
Deferred tax liabilities, net	—	—	88	—	(88)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	958	—	958
Dividend payable to affiliate	—	300	—	—	(300)	—
Other	7	3	14	665	(346)	343
TOTAL LIABILITIES	7	1,216	555	8,475	(2,606)	7,647
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,504	4,958	3,227	7,405	(15,590)	6,504
Noncontrolling interest	—	—	—	296	(296)	—
TOTAL SHAREHOLDERS’ EQUITY	6,504	4,958	3,227	7,701	(15,886)	6,504
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,511	$6,174	$3,782	$16,176	$(18,492)	$14,151

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$167	$(3)	$164
Net investment income	0	0	0	123	(1)	122
Net realized investment gains (losses)	—	0	0	32	0	32
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	15	0	15
Net unrealized gains (losses)	—	—	—	39	—	39
Net change in fair value of credit derivatives	—	—	—	54	0	54
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58	—	58
Other	3	—	—	142	(48)	97
TOTAL REVENUES	3	0	0	576	(52)	527
EXPENSES
Loss and LAE	—	—	—	11	48	59
Amortization of deferred acquisition costs	—	—	—	5	(1)	4
Interest expense	—	12	13	2	(3)	24
Other operating expenses	10	6	1	106	(55)	68
TOTAL EXPENSES	10	18	14	124	(11)	155
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(18)	(14)	452	(41)	372
Total (provision) benefit for income taxes	—	6	5	(76)	10	(55)
Equity in net earnings of subsidiaries	324	199	115	8	(646)	—
NET INCOME (LOSS)	$317	$187	$106	$384	$(677)	$317
Less: noncontrolling interest	—	—	—	8	(8)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$317	$187	$106	$376	$(669)	$317

COMPREHENSIVE INCOME (LOSS)	$374	$244	$141	$437	$(822)	$374

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$192	$(9)	$183
Net investment income	0	0	0	100	(1)	99
Net realized investment gains (losses)	0	—	—	(12)	(1)	(13)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	8	0	8
Net unrealized gains (losses)	—	—	—	(68)	—	(68)
Net change in fair value of credit derivatives	—	—	—	(60)	0	(60)
Other	0	—	—	36	—	36
TOTAL REVENUES	0	0	0	256	(11)	245
EXPENSES
Loss and LAE	—	—	—	93	(3)	90
Amortization of deferred acquisition costs	—	—	—	7	(3)	4
Interest expense	—	13	13	3	(3)	26
Other operating expenses	8	0	1	52	(1)	60
TOTAL EXPENSES	8	13	14	155	(10)	180
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(13)	(14)	101	(1)	65
Total (provision) benefit for income taxes	—	5	5	(16)	0	(6)
Equity in net earnings of subsidiaries	67	50	77	9	(203)	—
NET INCOME (LOSS)	$59	$42	$68	$94	$(204)	$59
Less: noncontrolling interest	—	—	—	9	(9)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$59	$42	$68	$85	$(195)	$59

COMPREHENSIVE INCOME (LOSS)	$141	$80	$92	$178	$(350)	$141

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$220	$105	$72	$105	$(400)	$102
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	—	(5)	(512)	—	(517)
Sales	—	—	2	321	—	323
Maturities	—	3	0	262	—	265
Sales (purchases) of short-term investments, net	25	75	5	(93)	—	12
Net proceeds from financial guaranty variable entities’ assets	—	—	—	46	—	46
Investment in subsidiary	—	(3)	—	—	3	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	(13)	—	(13)
Net cash flows provided by (used in) investing activities	25	75	2	106	3	211
Cash flows from financing activities
Capital contribution	—	—	—	3	(3)	—
Dividends paid	(19)	(175)	(73)	(152)	400	(19)
Repurchases of common stock	(216)	—	—	—	—	(216)
Repurchases of common stock to pay withholding taxes	(12)	—	—	—	—	(12)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(48)	—	(48)
Payment of long-term debt	—	—	—	(1)	—	(1)
Proceeds from options exercises	2	—	—	—	—	2
Net cash flows provided by (used in) financing activities	(245)	(175)	(73)	(198)	397	(294)
Effect of exchange rate changes	—	—	—	2	—	2
Increase (decrease) in cash and restricted cash	—	5	1	15	—	21
Cash and restricted cash at beginning of period	0	1	0	126	—	127
Cash and restricted cash at end of period	$0	$6	$1	$141	$—	$148

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$166	$17	$88	$(74)	$(287)	$(90)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(11)	—	(281)	—	(296)
Sales	1	—	—	161	—	162
Maturities	—	—	—	301	—	301
Sales (purchases) of short-term investments, net	(69)	11	—	(5)	—	(63)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	66	—	66
Investment in subsidiary	—	—	—	—	—	—
Other	—	—	—	2	—	2
Net cash flows provided by (used in) investing activities	(72)	0	—	244	—	172
Cash flows from financing activities
Return of capital	—	—	—	—	—	—
Dividends paid	(18)	(80)	(87)	(120)	287	(18)
Repurchases of common stock	(75)	—	—	—	—	(75)
Repurchases of common stock to pay withholding taxes	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(42)	—	(42)
Payment of long-term debt	—	—	—	0	—	0
Proceeds from options exercises	1	—	—	—	—	1
Net cash flows provided by (used in) financing activities	(94)	(80)	(87)	(162)	287	(136)
Effect of exchange rate changes	—	—	—	0	—	0
Increase (decrease) in cash and restricted cash	—	(63)	1	8	—	(54)
Cash and restricted cash at beginning of period	0	95	8	63	—	166
Cash and restricted cash at end of period	$0	$32	$9	$71	$—	$112

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in AGL's 2016 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to AGL's 2016 Annual Report on Form 10-K.

Economic Environment

Many of the positive overall economic trends observed in 2016 in the United States (U.S.) carried over into the three-month period ended March 31, 2017 (First Quarter 2017). According to the U.S. Bureau of Labor Statistics (BLS), for the months of January, February and March 2017, the U.S. economy added an estimated 560 thousand jobs. Additionally, the estimated seasonally adjusted monthly unemployment rate fell to 4.5% in March 2017 from 4.7% in December 2016, a relatively low rate compared to such rate as tracked by the BLS over the past several decades.

U.S. home prices also continued to rise, as measured by the S&P CoreLogic Case-Shiller U.S. National Home Price Index, which was up 5.9% over the 12 months ended January 2017.

Real GDP increased at an annual rate of 0.7% in the First Quarter 2017. This represents the twelfth consecutive quarter of positive growth in real GDP.

On March 15, 2017, the Federal Open Market Committee (FOMC) increased the target range for the federal funds rate by 25 basis points to between 0.75% and 1.00%, and reiterated its prior position that three rate increases in 2017 would be likely. In its statement, the FOMC pointed to a strengthened labor market, expanded economic activity, a rise in household spending, and stabilization in business investment as the primary drivers to this increase in the federal funds rate. This positive view of the U.S. market was reflected in rising stock prices during the quarter. The Dow Jones Industrial Average and the S&P 500 Index increased nearly 5% and 6%, respectively, reaching all-time record levels, and the New York Stock Exchange Financials Index was up nearly 4%, reaching a level not seen since 2008.

Average municipal interest rates continued to increase from the historic lows experienced in 2016, during which 30-year AAA MMD rates were at times below 2%. Since July 2016, the 30-year AAA MMD rate increased from a low of 1.95% to 3.05% on March 31, 2017.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2017	2016
	(in millions)
Net income (loss)	$317	$59
Operating income (non-GAAP)(1)	273	123
Gain (loss) related to the effect of consolidating FG VIEs (FG VIE consolidation) included in operating income	5	10

Net income (loss) per diluted share	$2.49	$0.43
Operating income per share (non-GAAP)(1)	2.14	0.89
Gain (loss) related to FG VIE consolidation included in operating income per share	0.03	0.07

Diluted shares	127.1	137.0

Gross written premiums (GWP)	$111	$19
Present value of new business production (PVP)(1)	99	38
Gross par written	4,691	2,749

	As of March 31, 2017		As of December 31, 2016
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,637	$53.95	$6,504	$50.82
Non-GAAP operating shareholders' equity(1)	6,460	52.51	6,386	49.89
Non-GAAP adjusted book value(1)	8,798	71.51	8,506	66.46
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	(3)	(0.03)	(7)	(0.06)
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(20)	(0.16)	(24)	(0.18)
Common shares outstanding (2)	123.0		128.0
____________________

(1)
Please refer to “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (GAAP) and a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available. Please note that the Company changed its definition of Operating Income (non-GAAP), Non-GAAP Operating Shareholders' Equity and Non-GAAP Adjusted Book Value starting in fourth quarter 2016 in response to new non-GAAP guidance issued by the SEC in 2016. Please refer to “—Non-GAAP Financial Measures” for additional details.

(2)	Please refer to "Key Business Strategies – Capital Management" below for information on common share repurchases.

First Quarter 2017

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

Net income for First Quarter 2017 was $317 million compared with $59 million in First Quarter 2016. The increase was due primarily to the acquisition of MBIA UK Insurance Limited (MBIA UK Acquisition), the gain on the commutation of a portfolio of previously ceded business from one of the Company's reinsurers, and fair value gains on credit derivatives in First Quarter 2017 compared with fair value losses in First Quarter 2016.

The Company reported operating income (non-GAAP) of $273 million in First Quarter 2017, compared with $123 million in First Quarter 2016. The increase in operating income was primarily due to MBIA UK Acquisition, the gain on the commutation of a portfolio of previously ceded business from one of the Company's reinsurers, and lower operating loss and loss adjustment expenses (LAE).

Shareholders' equity increased since December 31, 2016 due primarily to positive net income (including the effect of MBIA UK Acquisition) and higher net unrealized gains on available for investment securities recorded in AOCI, partially offset by share repurchases and dividends. Non-GAAP operating shareholders' equity and non-GAAP adjusted book value also increased since December 31, 2016 due to the MBIA UK Acquisition and new business production, offset in part by share repurchases and dividends. Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share also benefited from the repurchase of 5.4 million common shares in First Quarter 2017.

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

U.S. Municipal Market Data and Penetration Rates (1)
Based on Sale Date

	First Quarter 2017	First Quarter 2016	Year Ended December 31, 2016
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$86.6	$96.5	$423.7
Total insured	$5.2	$5.7	$25.3
Insured by Assured Guaranty	$2.9	$3.0	$14.2
Number of issues:
New municipal bonds issued	2,271	2,787	12,271
Total insured	377	430	1,889
Insured by Assured Guaranty	181	198	904
Market penetration based on:
Par	6.0%	5.9%	6.0%
Number of issues	16.6%	15.4%	15.4%
Single A par sold	28.4%	28.0%	22.6%
Single A transactions sold	61.6%	58.7%	55.8%
$25 million and under par sold	19.5%	17.7%	17.8%
$25 million and under transactions sold	19.5%	17.7%	17.5%
____________________
(1)    Source: Thomson Reuters.

New Business Production

	First Quarter
	2017	2016
	(in millions)
Gross Written Premiums
Public Finance—U.S.	$51	$15
Public Finance—non-U.S.	58	8
Structured Finance—U.S.	1	(3)
Structured Finance—non-U.S.	1	(1)
Total gross written premiums	$111	$19

PVP (1):
Public Finance—U.S.	$52	$31
Public Finance—non-U.S.	40	7
Structured Finance—U.S. (2)	5	0
Structured Finance—non-U.S.	2	—
Total PVP	$99	$38
Gross Par Written:
Public Finance—U.S.	$3,430	$2,749
Public Finance—non-U.S.	990	—
Structured Finance—U.S. (2)	243	—
Structured Finance—non-U.S.	28	—
Total gross par written	$4,691	$2,749
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)    Includes a capital relief triple-X excess of loss life reinsurance transaction written in 2017.

GWP include amounts collected in the current year on upfront new business written, the present value of contractual or expected premiums on new business written (discounted at risk free rates), and the effects of changes in the estimated lives of transactions in the inforce book of business. The increase in GWP to $111 million in First Quarter 2017 from $19 million in First Quarter 2016, was due primarily to new business production as described below. The difference between GWP and PVP relates primarily to the difference in discount rates used in the calculation of PVP compared with GWP and the inclusion in GWP of the effects of changes in the remaining lives of transactions in the existing insured portfolio.

U.S. public finance PVP increased in First Quarter 2017 compared with the comparable prior year period due to higher par written in both the primary and secondary market, including one large U.S. infrastructure transaction. During First Quarter 2017, Assured Guaranty once again guaranteed the majority of insured par issued and maintained an A- average rating on new business written.

U.S. structured finance PVP in First Quarter 2017 represents additional premiums related to an increase in exposure on an existing capital relief triple-X excess-of-loss life reinsurance transaction. Structured finance transactions tend to have long lead times and may vary from period to period. In general, the Company expects that structured finance opportunities will increase in the future as the global economy recovers, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company considers its involvement in both structured finance and international infrastructure transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond U.S. public finance.

Outside the U.S., the Company generated $40 million of public finance PVP in First Quarter 2017 compared with $7 million of PVP in First Quarter 2016. In First Quarter 2017, the Company guaranteed two university housing transactions and one hospital refinancing transaction, as well as several secondary market transactions. The Company’s financial guaranty product is competitive compared to other financing options in certain segments of the infrastructure market.  Future business activity will be influenced by the typically long lead times for these types of transactions.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

In 2016, Assured Guaranty Municipal Corp. (AGM) sought and received approval from the New York State Department of Financial Services to repurchase $300 million of its common stock from its parent, Assured Guaranty Municipal Holdings Inc. (AGMH). The repurchase was effectuated on December 19, 2016. Subsequently, AGMH distributed the proceeds as dividends to its immediate parent, Assured Guaranty US Holdings Inc. (AGUS), and in 2017, AGUS began using these proceeds to pay dividends to AGL. AGL intends to use these funds predominantly to repurchase its publicly traded common shares. See Part I, Item 1, Financial Statements, Note 11, Insurance Company Regulatory Requirements, for additional information about dividends the Company's insurance companies may and have paid.

From 2013 through May 4, 2017, the Company has repurchased 75.4 million common shares for approximately $1,984 million, excluding commissions. On February 22, 2017, the Board of Directors authorized an additional $300 million in share repurchases. As of May 4, 2017, $280 million remains under the Company's share repurchase authorizations. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016	306	10.7	28.53
2017 (January 1 - March 31)	216	5.4	39.83
2017 (April 1 through May 4, 2017)	53	1.4	38.13
Cumulative repurchases since the beginning of 2013	$1,984	75.4	$26.29

Accretive Effect of Cumulative Repurchases (1)

	First Quarter 2017	As of March 31, 2017
	(per share)
Net income	$0.84
Operating income (non-GAAP)	0.71
Shareholders' equity		$10.37
Non-GAAP operating shareholders' equity		9.83
Non-GAAP adjusted book value		16.97
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade financial guaranty and credit default swap (CDS) contracts with net par of $167 million and $1.9 billion in First Quarter 2017 and First Quarter 2016, respectively.

Alternative Strategies

The Company considers alternative strategies in order to create long-term shareholder value. For example, the Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, or by commuting business that it had previously ceded. These transactions enable the Company to improve its future earnings and deploy some of its excess capital. In 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies.

MBIA UK Insurance Limited. On January 10, 2017 (the MBIA UK Acquisition Date), AGC completed its acquisition of MBIA UK. Please refer to Part I, Item I, Financial Statements, Note 2, Acquisitions, for additional information. In First Quarter 2017, the acquisition contributed net income of approximately $0.73 per share including the bargain purchase gain, gain on settlement of pre-existing relationships, realized gain on Zohar II Notes, and activity since the MBIA UK Acquisition Date. The effect on operating income was approximately $0.48 per share. Shareholders' equity and non-GAAP operating shareholders' equity benefited by $0.65 per share and non-GAAP adjusted book value benefited by $2.52 per share as of the MBIA UK Acquisition Date.

    MBIA UK has changed its name to Assured Guaranty (London) Ltd. (AGLN). Assured Guaranty currently maintains AGLN as a stand-alone entity, but is actively working to combine AGLN with its other affiliated European insurance companies. Any such combination will be subject to regulatory and court approvals; as a result, Assured Guaranty cannot predict when, or if, such a combination will be completed.

CIFG Holding Inc. On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc., for $450.6 million in cash that contributed $2.23 per share to shareholder's equity, $2.23 per share to non-GAAP operating shareholder's equity and $3.85 per share to non-GAAP adjusted book value at the date of acquisition. Please refer to Part II, Item 8, "Financial Statements and Supplementary Data", Note 2, Acquisitions, of the Company's 2016 Annual Report on Form 10-K, for additional information.

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

Commutations. The Company commuted a previously ceded book of business with $1.0 billion in par from one of its reinsurers in First Quarter 2017 that resulted in gains of $73 million (recorded in other income) and additional net unearned premium reserve of $18 million. The reassumed book of business included $150 million in par in Puerto Rico. The Company may in the future enter into new commutation agreements reassuming portions of its remaining ceded business.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, have resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is an active participant in discussions with the Commonwealth of Puerto Rico and its advisors with respect to a number of Puerto Rico credits. For example, on December 24, 2015, AGC and AGM entered into a Restructuring Support Agreement (RSA) with Puerto Rico Electric Power Authority (PREPA), an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Legislation meeting the requirements of the RSA was enacted on February 16, 2016, and a transition charge to be paid by PREPA rate payers for debt service on the securitization bonds as contemplated by the RSA was approved by the Puerto Rico Energy Commission on June 20, 2016. The closing of the restructuring transaction and the issuance of the surety bonds are subject to certain conditions, including execution of acceptable documentation and legal opinions. There can be no assurance that the conditions in the RSA will be met or that, if the conditions are met, the RSA's other provisions, including those related to the restructuring of the insured PREPA revenue bonds, will be implemented as currently agreed. In addition, there also can be no assurance that the negotiations with respect to other Puerto Rico credits will result in agreements on consensual recovery plans. There have been a number of developments with respect to Puerto Rico since the RSA was first signed December 2015, but the RSA, as supplemented, remains effective. The Company will also, where appropriate, pursue litigation to enforce its rights, as it has done in Puerto Rico. For more information about developments in Puerto Rico, see Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

The Company is currently working with the servicers of some of the residential mortgage-backed securities (RMBS) it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans and so improve the performance of the related RMBS. Many of the home equity lines of credit (HELOC) loans underlying the HELOC RMBS have entered or are entering their amortization periods, which results in material increases to the size of the monthly payments the borrowers are required to make.

    The Company also continues to purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of assets purchased for loss mitigation purposes as of March 31, 2017 (excluding the value of the Company's insurance) was $1,004 million, with a par of $1,717 million (including bonds related to FG VIEs of $47 million in fair value and $233 million in par).

In some instances, the terms of the Company's policy gives it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses.

In an effort to recover losses the Company experienced in its insured U.S. RMBS portfolio, the Company also continues to pursue providers of representations and warranties (R&W) by enforcing R&W provisions in contracts, negotiating agreements with R&W providers relating to those provisions and, where appropriate, pursuing litigation against R&W providers. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for additional information.

Other Events

The Company continues to monitor developments related to the referendum held in the United Kingdom (U.K.) on June 23, 2016, in which a majority voted to exit the European Union, known as "Brexit", and the U.K.’s service of formal notice on March 29, 2017 to the European Council of its wish to withdraw under Article 50 of the Treaty on European Union. The Company may take action in anticipation of or in reaction to Brexit-related developments. The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves.

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

An understanding of the Company’s accounting policies is of critical importance to understanding its consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company's 2016 Annual Report on Form 10-K for a discussion of the significant accounting policies, the loss estimation process, and the fair value methodologies.

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of FG VIE assets, credit derivative assets and investments, represented approximately 16% and 19% of the total assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended March 31,
	2017	2016
	(in millions)
Revenues:
Net earned premiums	$164	$183
Net investment income	122	99
Net realized investment gains (losses)	32	(13)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	15	8
Net unrealized gains (losses)	39	(68)
Net change in fair value of credit derivatives	54	(60)
Fair value gains (losses) on CCS	(2)	(16)
Fair value gains (losses) on FG VIEs	10	18
Bargain purchase gain and settlement of pre-existing relationships	58	—
Other income (loss)	89	34
Total revenues	527	245
Expenses:
Loss and LAE	59	90
Amortization of deferred acquisition costs	4	4
Interest expense	24	26
Other operating expenses	68	60
Total expenses	155	180
Income (loss) before provision for income taxes	372	65
Provision (benefit) for income taxes	55	6
Net income (loss)	$317	$59

Net Earned Premiums

Net earned premiums are recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See Part I, Item 1, Financial Statements, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information and the expected timing of future premium earnings.

Net Earned Premiums

	First Quarter
	2017	2016
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$83	$69
Accelerations:
Refundings	56	79
Terminations	0	0
Total accelerations	56	79
Total Public finance	139	148
Structured finance(1)
Scheduled net earned premiums and accretion	23	25
Terminations	2	10
Total structured finance	25	35
Other	0	0
Total net earned premiums	$164	$183
____________________

(1)	Excludes $4 million and $5 million for First Quarter 2017 and 2016, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in First Quarter 2017 compared with First Quarter 2016 due primarily to lower accelerations, offset in part by higher net earned premiums related to recent acquisitions. At March 31, 2017, $3.7 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The MBIA UK Acquisition increased deferred premium revenue by $383 million at the date of the acquisition.

The change in net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of our contractual rights to make claim payments on an accelerated basis.

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

Net Investment Income (1)

	First Quarter
	2017	2016
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$79
Income from internally managed securities:
Fixed maturities	46	17
Other	3	5
Gross investment income	124	101
Investment expenses	(2)	(2)
Net investment income	$122	$99
____________________

(1)
Net investment income excludes $1 million and $5 million for First Quarter 2017 and 2016, respectively, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

Net investment income for First Quarter 2017 increased compared to First Quarter 2016 due primarily to the accretion on the Zohar II 2005-1 (the Zohar II Notes) (which was used as consideration for the purchase of MBIA UK) prior to the MBIA UK Acquisition Date.

The overall pre-tax book yield was 3.52% as of March 31, 2017 and 3.65% as of March 31, 2016, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.16% as of March 31, 2017 compared with 3.45% as of March 31, 2016. The decline in yield was primarily a result of lower yielding assets in the acquired MBIA UK investment portfolio.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2017	2016
	(in millions)
Gross realized gains on available-for-sale securities	$43	$6
Gross realized losses on available-for-sale securities	(2)	(2)
Net realized gains (losses) on other invested assets	0	(1)
Other-than-temporary impairment	(9)	(16)
Net realized investment gains (losses)	$32	$(13)

Realized gains in First Quarter 2017 comprise primarily the gain on sale of the Zohar II Notes exchanged in the MBIA UK Acquisition. Other-than-temporary-impairments in First Quarter 2017 and 2016 were primarily attributable to securities purchased for loss mitigation purposes.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

In connection with the MBIA UK Acquisition in First Quarter 2017, the Company recognized a $56 million bargain purchase gain and a $2 million gain on settlement of pre-existing relationships. See Part I, Item 1, Financial Statements, Note 2, Acquisitions, for additional information.

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

Other Income (Loss)

	First Quarter
	2017	2016
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$10	$(2)
Commutation gains	73	—
Other	6	36
Total other income (loss)	$89	$34

In First Quarter 2017, other income primarily comprise a commutation gain on the reassumption of previously ceded business. In First Quarter 2016, other income primarily represents a benefit due to loss mitigation recoveries.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. Please refer to Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the loss estimation process, approach to projecting losses and the measurement and recognition accounting policies under GAAP for each type of contract, see the following in Part II, Item 8, "Financial Statements and Supplementary Data" of the Company's 2016 Annual Report on Form 10-K:

•	Note 5 for expected loss to be paid,

•	Note 6 for contracts accounted for as insurance,

•	Note 7 for fair value methodologies for credit derivatives and FG VIE assets and liabilities,

•	Note 8 for contracts accounted for as credit derivatives, and

•	Note 9 for consolidated FG VIEs.

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

Net expected loss to be paid consists primarily of the present value of future: expected claim and LAE payments, expected recoveries from excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

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

Loss and LAE reported in operating income (non-GAAP) (i.e. operating loss and LAE) includes losses on financial guaranty insurance contracts, other than those eliminated due to consolidation of FG VIEs, and credit derivatives.

For financial guaranty insurance contracts, the loss and LAE reported in the consolidated statements of operations is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions acquired in a business combination generally have the largest deferred premium revenue balances because of the purchase accounting fair value adjustments made at acquisition. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to these policies. See "Loss and LAE (Financial Guaranty Insurance Contracts)" below.

Net Expected Loss to be Paid

	As of March 31, 2017	As of December 31, 2016
	(in millions)
Public finance	$1,011	$904
Structured finance
U.S. RMBS	197	206
Other structured finance	36	88
Structured finance	233	294
Total	$1,244	$1,198

Economic Loss Development (Benefit) (1)

	First Quarter
	2017	2016
	(in millions)
Public finance	$119	$99
Structured finance
U.S. RMBS	(22)	(31)
Other structured finance	(50)	(9)
Structured finance	(72)	(40)
Total	$47	$59
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

First Quarter 2017 Net Economic Loss Development

The total economic loss development of $47 million in First Quarter 2017 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 3.14% with a weighted average of 2.65% as of March 31, 2017 and 0.0% to 3.23% with a weighted average of 2.73% as of December 31, 2016. The effect of changes in the risk-free rates used to discount expected losses was a loss of $11 million in First Quarter 2017.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.2 billion as of March 31, 2017 compared with $7.4 billion as of December 31, 2016. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of March 31, 2017 will be $970 million, compared with $871 million as of December 31, 2016. Economic loss development in First Quarter 2017 was $124 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $22 million and was due mainly to lower delinquency rates in certain HELOC transactions, a benefit from terminating certain transactions and the favorable outcome of the dismissal of an interpleader complaint against the Company. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, Recovery Litigation section for additional information.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $50 million, due primarily to a benefit from a litigation settlement related to two triple-X transactions. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, Recovery Litigation section, for additional information.

First Quarter 2016 Net Economic Loss Development

Total economic loss development of $59 million in First Quarter 2016 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 2.88% with a weighted average of 1.95% as of March 31, 2016 and 0.0% to 3.25% with a weighted average of 2.36% as of December 31, 2015. The effect of the change in the risk-free rates used to discount expected losses was a loss of $63 million in First Quarter 2016.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $8.0 billion as of March 31, 2016 compared with $7.8 billion as of December 31, 2015. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of March 31, 2016 would be $864 million, compared with $771 million as of December 31, 2015. Economic loss development in First Quarter 2016 was $98 million, which was primarily attributable to Puerto Rico exposures.

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

Loss and LAE (Financial Guaranty Insurance Contracts)

The amount of loss and LAE recognized in the consolidated statements of operations for financial guaranty contracts accounted for as insurance is dependent on the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis. For these transactions, each transaction’s expected loss to be expensed, net of estimated recoveries, is compared with the deferred premium revenue of that transaction. Generally, when the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the consolidated statements of operations for the amount of such excess.

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

	First Quarter
	2017	2016
	(in millions)
Public finance	$109	$97
Structured finance:
U.S. RMBS	(9)	11
Other structured finance	(39)	(11)
Structured finance	(48)	0
Total insurance contracts before FG VIE consolidation	61	97
Elimination of losses attributable to FG VIEs	(2)	(7)
Total loss and LAE (1)	$59	$90
____________________

(1)	Excludes credit derivative benefit of $18 million and $6 million for First Quarter 2017 and First Quarter 2016.

Loss and LAE in First Quarter 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit in certain structured finance transactions from a litigation settlement.

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

For additional information on schedule of the expected timing of net expected losses to be expensed please refer to Part I, Item 1, Financial Statements, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Net Change in Fair Value of Credit Derivatives

Changes in the fair value of credit derivatives occur primarily because of changes in interest rates, credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, and the issuing company's own credit rating and credit spreads, and other market factors. With volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Changes in expected losses in respect of contracts accounted for as credit derivatives are included in the discussion above “Economic Loss Development.”

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of March 31, 2017, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information.

Net Change in Fair Value of Credit Derivative Gain (Loss)

	First Quarter
	2017	2016
	(in millions)
Realized gains on credit derivatives	$5	$10
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	10	(2)
Realized gains (losses) and other settlements(1)	15	8
Net unrealized gains (losses):
Pooled corporate obligations	20	(48)
U.S. RMBS	9	(15)
Pooled infrastructure	6	0
Infrastructure finance	1	0
Other	3	(5)
Net unrealized gains (losses)	39	(68)
Net change in fair value of credit derivatives	$54	$(60)
____________________

(1)	Includes realized gains and losses due to terminations and settlements of CDS contracts.

Terminations and Settlements
of Direct Credit Derivative Contracts

	First Quarter
	2017	2016
	(in millions)
Net par of terminated credit derivative contracts	$184	$—
Realized gains on credit derivatives	0	0
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(12)	—
Net unrealized gains (losses) on credit derivatives	15	11

During First Quarter 2017, unrealized fair value gains were generated primarily as a result of CDS terminations and tighter implied spreads. During the quarter the Company agreed to terminate several CDS transactions, which was the primary driver of the unrealized fair value gains in the pooled corporate CLO, and U.S. RMBS sectors. The tighter implied spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2017	As of December 31, 2016	As of March 31, 2016	As of December 31, 2015
Five-year CDS spread:
AGC	173	158	307	376
AGM	181	158	309	366
One-year CDS spread
AGC	31	35	105	139
AGM	31	29	102	131

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	First Quarter
	2017	2016
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$32	$(27)
Resulting from change in the Company’s credit spreads	7	(41)
After considering implication of the Company’s credit spreads	$39	$(68)

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets, as well as the overall lack of liquidity in the CDS market. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield collateralized debt obligations (CDO), TruPS CDOs, and collateralized loan obligation (CLO) markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Financial Guaranty Variable Interest Entities

As of March 31, 2017 and December 31, 2016, the Company consolidated 32 VIEs. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment amounts. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

•	changes in fair value gains (losses) on FG VIE assets and liabilities,

•	the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse, and

•	the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt.

Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See Part I, Item 1, Financial Statements, Note 9, Consolidated Variable Interest Entities, for additional information.

Effect of Consolidating FG VIEs on Net Income (Loss)

	First Quarter
	2017	2016
	(in millions)
Fair value gains (losses) on FG VIEs	$10	$18
Elimination of insurance and investment balances	(3)	(3)
Effect on income before tax	7	15
Less: tax provision (benefit)	3	5
Effect on net income (loss)	$4	$10

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During First Quarter 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $10 million, which was driven by price appreciation on the FG VIE assets during the quarter resulting from improvements in the underlying collateral.

During First Quarter 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $18 million due mainly to improvements in the underlying collateral.

Other Operating Expenses

Other operating expenses in First Quarter 2017 increased by $8 million compared to First Quarter 2016 due primarily to expenses related to the MBIA UK Acquisition and increased compensation expenses, offset in part by lower rent and depreciation expense.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	First Quarter
	2017	2016
	(dollars in millions)
Total provision (benefit) for income taxes	$55	$6
Effective tax rate	14.7%	10.0%

 The Company’s effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 19.25% unless subject to U.S. tax by election or as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S tax by election or as a U.S. controlled foreign corporation. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. The non-taxable book to tax differences were mostly consistent compared with the prior period with the exception of the benefit on bargain purchase gain from the MBIA UK Acquisition.

In April 2017, the Company received a final letter from the Internal Revenue Service to close the audit for the period of 2009 - 2012, with no additional findings or changes, and as a result the Company expects to release previously recorded uncertain tax position reserve and accrued interest of approximately $34 million in the second quarter of 2017.

Non-GAAP Financial Measures

To reflect the key financial measures that management analyzes in evaluating the Company’s operations and progress towards long-term goals, the Company discloses both financial measures determined in accordance with GAAP and financial measures not determined in accordance with GAAP (non-GAAP financial measures).

Financial measures identified as non-GAAP should not be considered substitutes for GAAP financial measures. The primary limitation of non-GAAP financial measures is the potential lack of comparability to financial measures of other companies, whose definitions of non-GAAP financial measures may differ from those of Assured Guaranty. Beginning in fourth quarter 2016, the Company’s publicly disclosed non-GAAP financial measures are different from the financial measures used by management in its decision making process and in its calculation of certain components of management compensation (core financial measures). The Company had previously excluded the effect of consolidating FG VIEs (FG VIE consolidation) in its calculation of its non-GAAP financial measures of operating income (non-GAAP), non-GAAP operating shareholders’ equity and non-GAAP adjusted book value. Starting in fourth quarter 2016, based on the SEC's May 17, 2016 release of updated Compliance and Disclosure Interpretations of the rules and regulations on the use of non-GAAP financial measures, the Company will no longer adjust for FG VIE consolidation. However, wherever possible, the Company has separately disclosed the effect of FG VIE consolidation that is included in its non-GAAP financial measures. The prior-year's quarterly non-GAAP financial measures have been updated to reflect the revised calculation.

Management and the Board of Directors use core financial measures, which are based on non-GAAP financial measures adjusted to remove FG VIE consolidation, as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company removes FG VIE consolidation in its core financial measures because, although GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company, the Company does not own such VIEs and its exposure is limited to its obligation under its financial guaranty insurance contract. By disclosing non-GAAP financial measures, along with FG VIE consolidation, the Company gives investors, analysts and financial news reporters access to information that management and the Board of Directors review internally. Assured Guaranty believes its presentation of non-GAAP financial measures and FG VIE consolidation provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and for investors, analysts and the financial news media to evaluate Assured Guaranty’s financial results.

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

Operating Income (non-GAAP)

Management believes that operating income is a useful measure because it clarifies the understanding of the underwriting results and financial condition of the Company and presents the results of operations of the Company excluding the fair value adjustments on credit derivatives and CCS that are not expected to result in economic gain or loss, as well as other adjustments described below. Management adjusts operating income further by removing FG VIE consolidation to arrive at its core operating income measure. Operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

5)	Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

 Reconciliation of Net Income (Loss)
to Operating Income (non-GAAP)

	First Quarter
	2017	2016
	(in millions)
Net income (loss)	$317	$59
Less pre-tax adjustments:
Realized gains (losses) on investments	32	(14)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	25	(60)
Fair value gains (losses) on CCS	(2)	(16)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	10	(2)
Total pre-tax adjustments	65	(92)
Less tax effect on pre-tax adjustments	(21)	28
Operating income (non-GAAP)	$273	$123

Gain (loss) related to FG VIE consolidation (net of tax provision of $2 and $5) included in operating income	$5	$10

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

Management uses non-GAAP adjusted book value, adjusted for FG VIE consolidation, to measure the intrinsic value of the Company, excluding franchise value. Growth in non-GAAP adjusted book value per share adjusted for FG VIE consolidation (core adjusted book value) is one of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors. Management believes that this is a useful measure because it enables an evaluation of the net present value of the Company’s in-force premiums and revenues net of expected losses. Non-GAAP adjusted book value is non-GAAP operating shareholders’ equity, as defined above, further adjusted for the following:

1)	Elimination of deferred acquisition costs, net. These amounts represent net deferred expenses that have already been paid or accrued and will be expensed in future accounting periods.

2)	Addition of the net present value of estimated net future revenue on non financial guaranty contracts. See below.

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

The unearned premiums and revenues included in non-GAAP adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current non-GAAP adjusted book value due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults and other factors.

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of March 31, 2017		As of December 31, 2016
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,637	$53.95	$6,504	$50.82
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(164)	(1.33)	(189)	(1.48)
Fair value gains (losses) on CCS	60	0.49	62	0.48
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	380	3.08	316	2.47
Less taxes	(99)	(0.80)	(71)	(0.54)
Non-GAAP operating shareholders’ equity	6,460	52.51	6,386	49.89
Pre-tax adjustments:
Less: Deferred acquisition costs	106	0.86	106	0.83
Plus: Net present value of estimated net future revenue	153	1.24	136	1.07
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,236	26.30	2,922	22.83
Plus taxes	(945)	(7.68)	(832)	(6.50)
Non-GAAP adjusted book value	$8,798	$71.51	$8,506	$66.46

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax benefit of $2 and $4)	$(3)	$(0.03)	(7)	(0.06)

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $12 and $12)	$(20)	$(0.16)	(24)	(0.18)

Net Present Value of Estimated Net Future Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated revenue. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company’s non-financial guaranty contracts, net of reinsurance, ceding commissions and premium taxes, for contracts without expected economic losses, and is discounted at 6%. Estimated net future revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

PVP or Present Value of New Business Production

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which management believes GAAP gross written premiums and the net credit derivative premiums received and receivable portion of net realized gains and other settlements on credit derivatives (Credit Derivative Realized Gains (Losses)) do not adequately measure. PVP in respect of contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, discounted, in each case, at 6%. For purposes of the PVP calculation, management discounts estimated future installment premiums on insurance contracts at 6%. Under GAAP, financial guaranty installment premiums are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future net earned or written premiums and Credit Derivative Realized Gains (Losses) may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP

	First Quarter 2017					First Quarter 2016
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$51	$58	$1	$1	$111	$15	$8	$(3)	$(1)	$19
Less: Installment GWP and other GAAP adjustments(1)	(1)	56	1	1	57	(16)	8	(3)	(1)	(12)
Plus: Financial guaranty installment premium PVP	—	38	—	—	38	—	7	—	—	7
Plus: PVP of non-financial guaranty insurance	—	—	5	2	7	—	—	0	—	0
PVP	$52	$40	$5	$2	$99	$31	$7	$0	$—	$38
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

Insured Portfolio

Financial Guaranty

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and principal and interest (debt service) outstanding because it manages such securities as investments, not insurance exposures. As of March 31, 2017 and December 31, 2016, the Company excluded $2.1 billion and $2.1 billion, respectively, of net par as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio, which are primarily BIG.

Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2017		As of December 31, 2016
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$103,696	A	$107,717	A
Tax backed	48,772	A-	49,931	A-
Municipal utilities	36,327	A-	37,603	A
Transportation	19,443	A-	19,403	A-
Healthcare	10,955	A	11,238	A
Higher education	9,966	A	10,085	A
Infrastructure finance	4,127	BBB+	3,769	BBB+
Housing	1,344	A-	1,559	A-
Investor-owned utilities	693	BBB+	697	BBB+
Other public finance—U.S.	2,727	A	2,796	A
Total public finance—U.S.	238,050	A-	244,798	A
Non-U.S.:
Infrastructure finance	17,350	BBB	10,731	BBB
Regulated utilities	14,679	BBB+	9,263	BBB+
Pooled infrastructure	1,363	AAA	1,513	AAA
Other public finance	5,951	A	4,874	A
Total public finance—non-U.S.	39,343	BBB+	26,381	BBB+
Total public finance	277,393	A-	271,179	A-
Structured finance:
U.S.:
Pooled corporate obligations	6,860	AAA	10,050	AAA
RMBS	5,357	BBB-	5,637	BBB-
Insurance securitizations	2,307	A+	2,308	A+
Consumer receivables	1,640	BBB+	1,652	BBB+
Financial products	1,462	AA-	1,540	AA-
Commercial receivables	195	BBB	230	BBB-
Other structured finance—U.S.	625	AA-	640	AA-
Total structured finance—U.S.	18,446	A+	22,057	A+
Non-U.S.:
Pooled corporate obligations	900	AA	1,535	AA
RMBS	600	A-	604	A-
Commercial receivables	325	A-	356	BBB+
Other structured finance	579	AA	587	AA
Total structured finance—non-U.S.	2,404	A+	3,082	AA-
Total structured finance	20,850	A+	25,139	AA-
Total net par outstanding	$298,243	A-	$296,318	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$1,816	0.8%	$2,156	5.5%	$6,765	36.7%	$1,032	42.9%	$11,769	3.9%
AA	42,529	17.9	204	0.5	5,408	29.3	99	4.1	48,240	16.2
A	132,212	55.5	12,711	32.3	1,698	9.2	264	11.0	146,885	49.3
BBB	54,294	22.8	22,199	56.4	868	4.7	760	31.6	78,121	26.2
BIG	7,199	3.0	2,073	5.3	3,707	20.1	249	10.4	13,228	4.4
Total net par outstanding (1)	$238,050	100.0%	$39,343	100.0%	$18,446	100.0%	$2,404	100.0%	$298,243	100.0%
_____________________

(1)	The March 31, 2017 amounts include $12.2 billion of net par from the MBIA UK Acquisition.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,066	0.8%	$2,221	8.4%	$9,757	44.2%	$1,447	47.0%	$15,491	5.2%
AA	46,420	19.0	170	0.6	5,773	26.2	127	4.1	52,490	17.7
A	133,829	54.7	6,270	23.8	1,589	7.2	456	14.8	142,144	48.0
BBB	55,103	22.5	16,378	62.1	879	4.0	759	24.6	73,119	24.7
BIG	7,380	3.0	1,342	5.1	4,059	18.4	293	9.5	13,074	4.4
Total net par outstanding	$244,798	100.0%	$26,381	100.0%	$22,057	100.0%	$3,082	100.0%	$296,318	100.0%
Non-Financial Guaranty Insurance

The Company provides capital relief triple-X excess of loss life reinsurance on approximately $444 million of exposure as of March 31, 2017 and $390 million as of December 31, 2016, which is expected to increase to approximately $1.3 billion prior to September 30, 2036. This non-financial guaranty exposure has a similar risk profile to the Company's other investment grade exposure written in financial guaranty form. The Company also has provided legacy mortgage guaranty reinsurance related to loans originated in Ireland on debt service of approximately $36 million as of March 31, 2017, and $36 million as of December 31, 2016. In addition, the Company started providing reinsurance on aircraft residual value insurance policies in the First Quarter of 2017 and had net exposure of $14 million as of March 31, 2017. These transactions are all rated investment grade internally. The Company had outstanding commitments to provide reinsurance on aircraft residual value insurance policies of approximately $28 million as of March 31, 2017. The expiration dates for these commitments range between April 1, 2017 and September 30, 2017. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Monoline and Reinsurer Exposures

The Company has exposure to other monolines and reinsurers through reinsurance arrangements (both as a ceding company and as an assuming company) and in "second-to-pay" transactions. A number of the monolines and reinsurers to which the Company has exposure have experienced financial distress and, as a result, have been downgraded by the rating agencies. In addition, state insurance regulators have intervened with respect to some of these distressed insurers, in some instances limiting the amount of claims payments they are permitted to pay currently in cash.

Ceded par outstanding represents the portion of insured risk ceded to external reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table below post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of March 31, 2017 was approximately $285 million.

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

In "second-to-pay" transactions, the Company provides insurance on an obligation that is already insured by another financial guarantor. In that case, if the underlying obligor and the financial guarantor both fail to pay an amount scheduled to be paid, the Company would be obligated to pay. The Company underwrites these transactions based on the underlying obligation, without regard to the financial guarantor. See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

Monoline and Reinsurer exposure
by Company

	Par Outstanding
	As of March 31, 2017
Reinsurer	Ceded Par Outstanding (1)	Second-to- Pay Insured Par Outstanding (2)	Assumed Par Outstanding
	(in millions)
Reinsurers rated investment grade:
Tokio Marine & Nichido Fire Insurance Co., Ltd. (3) (4)	$3,269	$—	$—
National Public Finance Guarantee Corporation	—	4,057	3,962
Subtotal	3,269	4,057	3,962
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited (3)	3,307	—	30
Syncora Guarantee Inc. (3)	1,950	1,097	654
ACA Financial Guaranty Corp.	621	12	—
Ambac Assurance Corporation	115	2,583	6,061
MBIA	—	949	151
Financial Guaranty Insurance Company and FGIC UK Limited	—	1,221	404
Ambac Assurance Corp. Segregated Account	—	57	584
Subtotal	5,993	5,919	7,884
Other (3)	71	538	146
Total	$9,333	$10,514	$11,992
____________________

(1)	Of the total ceded par to reinsurers rated BIG or not rated, $359 million is rated BIG.

(2)	The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG, and/or not rated, is $742 million.

(3)	The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of March 31, 2017 was approximately $285 million.

(4)	The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of March 31, 2017, all of which are rated BIG. Puerto Rico has experienced significant general fund budget deficits in recent years and a challenging economic environment. Beginning on January 1, 2016, a number of Puerto Rico credits have defaulted on bond payments, and the Company has now paid claims on several Puerto Rico credits as shown in the table "Puerto Rico Net Par Outstanding" below. Additional information about recent developments in Puerto Rico and the individual credits insured by the Company may be found in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year. The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company. As described in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's claw back of pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico (1)
As of March 31, 2017

	Net Par Outstanding
	AGM	AGC	Assured Guaranty Re Ltd. (AG Re)	Eliminations (2)	Total Net Par Outstanding (3)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (4)	$699	$378	$421	$(3)	$1,495	$1,577
Puerto Rico Public Buildings Authority (PBA) (4)	11	169	0	(11)	169	174
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (4)	273	519	209	(83)	918	949
PRHTA (Highway revenue)	272	93	44	—	409	556
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA) (4)	—	17	1	—	18	18
Other Public Corporations
PREPA	470	73	234	—	777	876
Puerto Rico Aqueduct and Sewer Authority (PRASA)	—	285	88	—	373	373
Municipal Finance Agency (MFA)	195	61	98	—	354	488
Puerto Rico Sales Tax Financing Corporation (COFINA)	262	—	9	—	271	271
University of Puerto Rico (U of PR)	—	1	—	—	1	1
Total exposure to Puerto Rico	$2,182	$1,748	$1,104	$(97)	$4,937	$5,435
 ___________________

(1)
The March 31, 2017 amounts include $150 million related to the commutation of previously ceded business. See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for more information.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of March 31, 2017

	Scheduled Net Par Amortization
	2017 (2Q)	2017 (3Q)	2017 (4Q)	2018	2019	2020	2021	2022 - 2026	2027 - 2031	2032 - 2036	2037 - 2041	2042 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$93	$0	$75	$82	$136	$16	$227	$272	$489	$105	$—	$1,495
PBA	—	28	—	—	3	5	13	24	42	54	—	—	169
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	36	0	38	32	25	18	119	156	295	194	5	918
PRHTA (Highway revenue)	—	10	—	10	21	22	26	30	73	217	—	—	409
PRCCDA	—	—	—	—	—	—	—	—	19	133	—	—	152
PRIFA	—	—	—	2	—	—	—	2	—	—	14	—	18
Other Public Corporations
PREPA	0	5	—	4	25	44	24	350	299	26	0	—	777
PRASA	—	—	—	—	—	—	—	53	57	—	2	261	373
MFA	—	52	—	50	48	39	34	100	31	—	—	—	354
COFINA	0	0	0	(1)	(1)	(1)	(2)	(5)	(7)	34	102	152	271
U of PR	—	0	—	0	0	0	0	0	0	1	—	—	1
Total	$0	$224	$0	$178	$210	$270	$129	$900	$942	$1,249	$417	$418	$4,937

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of March 31, 2017

	Scheduled Net Debt Service Amortization
	2017 (2Q)	2017 (3Q)	2017 (4Q)	2018	2019	2020	2021	2022 - 2026	2027 - 2031	2032 - 2036	2037 - 2041	2042 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$132	$0	$147	$151	$201	$74	$493	$469	$595	$111	$—	$2,373
PBA	—	32	—	7	10	12	20	55	58	62	—	—	256
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	60	0	84	76	67	59	305	308	404	229	5	1,597
PRHTA (Highway revenue)	—	21	—	32	42	42	45	111	145	252	—	—	690
PRCCDA	—	3	—	7	7	7	7	35	50	152	—	—	268
PRIFA	—	0	—	3	1	1	1	6	4	3	16	—	35
Other Public Corporations
PREPA	2	21	2	40	61	79	56	477	344	29	0	—	1,111
PRASA	—	10	—	20	19	19	19	147	129	68	70	327	828
MFA	—	61	—	66	60	49	42	122	34	—	—	—	434
COFINA	0	6	0	13	13	13	13	68	68	103	162	160	619
U of PR	0	0	—	0	0	0	0	0	0	1	—	—	1
Total	$2	$346	$2	$419	$440	$490	$336	$1,819	$1,609	$1,669	$588	$492	$8,212

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative RMBS exposures. As of March 31, 2017, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 23% of total BIG net par outstanding. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of March 31, 2017

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
AAA	$2	$164	$29	$1,381	$0	$1,576
AA	22	237	50	280	0	589
A	14	5	0	60	0	79
BBB	22	3	—	79	0	103
BIG	135	548	74	1,108	1,144	3,009
Total exposures	$194	$957	$153	$2,908	$1,144	$5,357

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2017

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$29	$41	$15	$886	$67	$1,038
2005	97	360	29	161	249	896
2006	69	73	26	651	333	1,152
2007	—	483	84	1,145	495	2,207
2008	—	—	—	64	—	64
Total exposures	$194	$957	$153	$2,908	$1,144	$5,357

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

Gross Direct Economic Exposure
to Selected European Countries(1)
As of March 31, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$207	$1,121	$77	$433	$—	$1,838
Non-sovereign exposure(3)	114	442	—	—	202	758
Total	$321	$1,563	$77	$433	$202	$2,596
Total BIG	$250	$—	$77	$433	$—	$760

Net Direct Economic Exposure
to Selected European Countries(1)
As of March 31, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$204	$912	$75	$345	$—	$1,536
Non-sovereign exposure(3)	114	400	—	—	202	716
Total	$318	$1,312	$75	$345	$202	$2,252
Total BIG	$248	$—	$75	$345	$—	$668
____________________

(1)	While exposures are shown in U.S. dollars, the obligations are in various currencies, primarily euros.

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

The tables above include the par amount of financial guaranty contracts accounted for as derivatives of $114 million with a fair value of $2 million, net of reinsurance. The Company’s credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (ISDA) documentation, and the Company is required to make a loss payment on them only upon the occurrence of one or more defined credit events with respect to the referenced securities or loans.

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

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $78 million to Selected European Countries (plus Greece) in transactions with $1.6 billion of net par outstanding. The indirect exposure to credits with a nexus to Greece is $2 million across several highly rated pooled corporate obligations with net par outstanding of $73 million.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries or, in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “—Dividends From Subsidiaries” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	First Quarter
	2017	2016
	(in millions)
Intercompany sources (uses):
Dividends paid by AGC to AGUS	$28	$—
Dividends paid by AGM to AGMH	79	95
Dividends paid by AG Re to AGL	40	25
Dividends paid by MAC to MAC Holdings(1)	12	—
External sources (uses):
Dividends paid to AGL shareholders	(19)	(18)
Repurchases of common shares(2)	(216)	(75)
Interest paid by AGMH and AGUS	(8)	(7)
____________________

(1)	MAC Holdings distributed the entire amount to AGM and AGC, in proportion to their ownership percentages.

(2)	See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about share repurchases and authorizations.

Dividends From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC, AGM, MAC and to AG Re, are described in Part I, Item 1, Financial Statements, Note 11, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2017 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $192 million. Of such $192 million, $79 million was distributed by AGM to AGMH in First Quarter 2017 and none of such $192 million is available for distribution in the second quarter of 2017.

•
The maximum amount available during 2017 for AGC to distribute as ordinary dividends is approximately $107 million. Of such $107 million, $28 million was distributed by AGC to AGUS in First Quarter 2017 and approximately $24 million is available for distribution in the second quarter of 2017.

•
The maximum amount available during 2017 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $49 million, of which approximately $37 million is available for distribution in the second quarter of 2017. MAC currently intends to allocate the distribution of such $37 million over the remaining three quarters in 2017.

•
Based on the applicable law and regulations, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $314 million. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2017, AG Re had unencumbered assets of approximately $543 million.

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

Intercompany Loans and Guarantees

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. Such commitment terminates on October 25, 2018 (the loan termination date). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Internal Revenue Code Section 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity. AGL must repay the then unpaid principal amounts of the loans, if any, by the third anniversary of the loan termination date. AGL has not drawn upon the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2016, AGUS repaid $20 million in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of March 31, 2017, $70 million remained outstanding.

Furthermore, AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by AGUS and AGMH, and the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, in each case, as describe under "Commitments and Contingencies -- Long-Term Debt Obligations" below.

Cash and Investments

As of March 31, 2017, AGL had $12 million in cash and short-term investments. AGUS and AGMH had a total of $185 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $147 million in fixed-maturity securities with weighted average duration of 0.2 years.

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

Claims (Paid) Recovered

	First Quarter
	2017	2016
	(in millions)
Public finance	$(25)	$(5)
Structured finance:
U.S. RMBS	13	(85)
Other structured finance	(10)	(23)
Structured finance	3	(108)
Claims (paid) recovered, net of reinsurance(1)	$(22)	$(113)
____________________

(1)	Includes $3 million paid and $8 million paid for consolidated FG VIEs for First Quarter 2017 and 2016, respectively.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion, all of which are BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth has defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

As of March 31, 2017, the Company had exposure of approximately $559 million to a long-term infrastructure project that was financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from the project to be sufficient to repay all of the debt over the life of the project concession, and also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay claims when the debt matures from 2018 to 2022, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the performance of the underlying collateral.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $942 million as of March 31, 2017. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At March 31, 2017, approximately $1.6 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have not resulted in any claims on AGM.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled "pay-as-you-go" basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis. As of March 31, 2017, the Company was posting approximately $36 million to secure its obligations under CDS. Of that amount, approximately $27 million related to $333 million in CDS gross par insured where the amount of required collateral is capped and the remaining $9 million related to $173 million in CDS gross par insured where the amount of required collateral is based on movements in the mark-to-market valuation of the underlying exposure. In February 2017, the Company terminated all of its remaining CDS contracts with one of its counterparties as to which it had a posting requirement (subject to a cap); the CDS contracts related to approximately $183 million gross par and $73 million of collateral posted, as of December 31, 2016, and all the collateral was returned to the Company.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	First Quarter
	2017	2016
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$97	$(96)
Effect of FG VIE consolidation	5	6
Net cash flows provided by (used in) operating activities - reported	102	(90)
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	168	136
Effect of FG VIE consolidation	43	36
Net cash flows provided by (used in) investing activities - reported	211	172
Net cash flows provided by (used in) financing activities before effects of FG VIE consolidation	(246)	(94)
Effect of FG VIE consolidation	(48)	(42)
Net cash flows provided by (used in) financing activities - reported (1)	(294)	(136)
Effect of exchange rate changes	2	0
Cash and restricted cash at beginning of period	127	166
Total cash and restricted cash at the end of the period	$148	$112
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from VIE consolidation, cash outflows from operating activities increased in First Quarter 2017 compared with First Quarter 2016 due primarily to commutation premiums received in 2017, compared with accelerated claim payments in 2016 as a means of mitigating future losses.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in First Quarter 2017 and 2016 include inflows of $46 million and $66 million from paydowns on FG VIE assets, respectively. In First Quarter 2017, cash acquired in the MBIA UK Acquisition was $95 million. Consideration paid for MBIA UK was in the form of Zohar II Notes.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in First Quarter 2017 and 2016 include outflows of $48 million and $42 million for FG VIEs, respectively. The remaining cash flows from financing activities relate mainly to share repurchases, which were $216 million and $75 million in First Quarter 2017 and 2016, respectively.

From April 1, 2017 through May 4, 2017, the Company repurchased an additional $53 million common shares. As of May 4, 2017, the Company had remaining authorization to purchase common shares of $280 million. For more information about the Company's share repurchases and authorizations, see Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2016.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of March 31,	As of December 31,	First Quarter
	2017	2016	2017	2016
	(in millions)
AGUS	$850	$850	$1	$—
AGMH	730	730	7	7
AGM	9	9	0	0
Total	$1,589	$1,589	$8	$7

Issued by AGUS:

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures paid a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month London Interbank Offered Rate (LIBOR) plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date.

Issued by AGMH:

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

The Company’s fixed-maturity securities and short-term investments had a duration of 5.4 years as of March 31, 2017 and 5.3 years as of December 31, 2016. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Part I, Item 1, Financial Statements, Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of March 31, 2017		As of December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,432	$5,622	$5,269	$5,432
U.S. government and agencies	399	414	424	440
Corporate securities	1,851	1,874	1,612	1,613
Mortgage-backed securities(1):
RMBS	978	992	998	987
Commercial mortgage-backed securities (CMBS)	561	568	575	583
Asset-backed securities	573	690	835	945
Foreign government securities	341	319	261	233
Total fixed-maturity securities	10,135	10,479	9,974	10,233
Short-term investments	687	689	590	590
Total fixed-maturity and short-term investments	$10,822	$11,168	$10,564	$10,823
 ____________________

(1)	Government-agency obligations were approximately 40% of mortgage backed securities as of March 31, 2017 and 42% as of December 31, 2016, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of March 31, 2017 and December 31, 2016, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$994	$(28)	$6	$(1)	$1,000	$(29)
U.S. government and agencies	172	(1)	—	—	172	(1)
Corporate securities	356	(8)	120	(19)	476	(27)
Mortgage-backed securities:
RMBS	377	(13)	93	(13)	470	(26)
CMBS	160	(5)	1	0	161	(5)
Asset-backed securities	52	0	0	0	52	0
Foreign government securities	45	(4)	115	(25)	160	(29)
Total	$2,156	$(59)	$335	$(58)	$2,491	$(117)
Number of securities (1)		542		62		598
Number of securities with other-than-temporary impairment		12		9		21

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	—
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities(1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2017, 41 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2017 was $52 million. As of December 31, 2016, of the securities in an unrealized loss position for 12 months or more, 41 securities had unrealized losses greater than 10% of book value with an unrealized loss of $59 million. The Company has determined that the unrealized losses recorded as of March 31, 2017 and December 31, 2016 were yield related and not the result of other-than-temporary-impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2017

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$284	$283
Due after one year through five years	1,798	1,828
Due after five years through 10 years	2,171	2,227
Due after 10 years	4,343	4,581
Mortgage-backed securities:
RMBS	978	992
CMBS	561	568
Total	$10,135	$10,479

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2017 and December 31, 2016. Ratings reflect the lower of the Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of March 31, 2017	As of December 31, 2016
AAA	13.2%	11.6%
AA	54.6	54.8
A	18.4	17.9
BBB	1.8	1.9
BIG(1)	11.6	13.5
Not rated	0.4	0.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Part I, Item I, Financial Statements, Note 10, Investments and Cash, for additional information.

Investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, invested in a guaranteed investment contract for future claims payments, placed on deposit to fulfill state licensing requirements, or otherwise restricted aggregate to the amount of $282 million and $285 million, based on fair value, as of March 31, 2017 and December 31, 2016, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,508 million and $1,420 million, based on fair value, as of March 31, 2017 and December 31, 2016, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $36 million and $116 million as of March 31, 2017 and December 31, 2016, respectively. In February 2017, the Company terminated all of its remaining CDS contracts with one of its counterparties as to which it had collateral posting obligations and all of the collateral that the Company had been posting to that counterparty was returned to the Company. See Part I, Item I, Financial Statements, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

Liquidity Arrangements with respect to AGMH’s former Financial Products Business

AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of guaranteed investment contracts (GICs) and medium term notes and reinvesting the proceeds in investments that met AGMH’s investment criteria. The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, described under "--Insurance Company Subsidiaries" above.

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

As of March 31, 2017, approximately 26.4% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S. Although AGMH no longer holds any ownership interest in FSAM or the GIC issuers, AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated.

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

As of March 31, 2017, the aggregate accreted GIC balance was approximately $1.5 billion, compared with approximately $10.2 billion as of December 31, 2009. As of March 31, 2017, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.8 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of March 31, 2017 the commitment totaled $1.4 billion, of which approximately $0.8 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

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

A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM in respect to AGMH's former GIC business. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s Investors Service, Inc. (Moody's). FSAM is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. As of March 31, 2017, FSA Global Funding Limited had approximately $308.6 million of medium term notes outstanding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. For other quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Company's Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in market risk since December 31, 2016.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on their evaluation as of March 31, 2017 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

On January 10, 2017, the Company acquired MBIA UK. See Part I, Item I, Financial Statements, Note 2, Acquisitions, for additional information. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the integration of MBIA UK financial data into the Company’s existing systems, processes and related controls, as well as the new processes and controls to accommodate the business combination accounting and financial consolidation of MBIA UK during the Company’s quarter ended March 31, 2017.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and in Part I, Item 1, Financial Statements, Note 14, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q, which note includes discussion of developments that occurred during the three months ended March 31, 2017.

On September 25, 2013, Wells Fargo Bank, N.A., as trust administrator of the MASTR Adjustable Rate Mortgages Trust 2007-3 (Wells Fargo), filed an interpleader complaint in the U.S. District Court for the Southern District of New York seeking adjudication of a dispute between Wales LLC (Wales) and AGM as to whether AGM is entitled to reimbursement from certain cashflows for principal claims paid in respect of insured certificates. After the court issued an opinion on September 30, 2016, denying a motion for judgment on the pleadings filed by Wales, Wales sold its interests in the MASTR Adjustable Rate Mortgage Trust 2007-3 certificates, and on March 20, 2017, the court dismissed the case.

ITEM 1A.	RISK FACTORS

Please refer to the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors disclosed in such Annual Report and Quarterly Report during the three months ended March 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
January 1 - January 31	2,215,125	$39.13	2,215,125	$162,499,480
February 1 - February 28	1,917,969	$40.57	1,651,244	$395,393,966
March 1 - March 31	1,583,893	$40.00	1,563,672	$332,872,711
Total	5,716,987	$39.85	5,430,041
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through May 4, 2017, the Company has repurchased a total of 75.4 million common shares for approximately $1,984 million, excluding commissions, at an average price of $26.29 per share. On February 22, 2017, the Board authorized an additional $300 million, including a specifically authorized repurchase from the Company's Chief Executive Officer and its General Counsel. See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about the Company's repurchases of its common shares, including the details of the authorization of repurchases from its Chief Executive Officer and General Counsel. As of May 4, 2017, $280 million of total capacity remained from the authorizations, on a settlement basis.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 5, 2017	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for awards commencing in 2017 *
10.2	Form of Executive Performance Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan *
10.3	Director Compensation Summary *
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Three Months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2017 and 2016 (iv) Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2017; (v) Consolidated Statements of Cash Flows for the Three Months ended March 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan