Form 10-Q
period 2017-06-30
ASSURED GUARANTY LTD
filed 2017-08-03
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 1, 2017 was 119,055,277 (includes 50,225 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of June 30, 2017	As of December 31, 2016
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,018 and $9,974)	$10,505	$10,233
Short-term investments, at fair value	678	590
Other invested assets	88	162
Total investment portfolio	11,271	10,985
Cash	200	118
Premiums receivable, net of commissions payable	916	576
Ceded unearned premium reserve	174	206
Deferred acquisition costs	107	106
Reinsurance recoverable on unpaid losses	78	80
Salvage and subrogation recoverable	403	365
Credit derivative assets	6	13
Deferred tax asset, net	391	497
Current income tax receivable	—	12
Financial guaranty variable interest entities’ assets, at fair value	757	876
Other assets	352	317
Total assets	$14,655	$14,151
Liabilities and shareholders’ equity
Unearned premium reserve	$3,748	$3,511
Loss and loss adjustment expense reserve	1,268	1,127
Reinsurance balances payable, net	54	64
Long-term debt	1,294	1,306
Credit derivative liabilities	367	402
Current income tax payable	96	—
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	689	807
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	131	151
Other liabilities	258	279
Total liabilities	7,905	7,647
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 119,668,859 and 127,988,230 shares issued and outstanding)	1	1
Additional paid-in capital	711	1,060
Retained earnings	5,722	5,289
Accumulated other comprehensive income, net of tax of $146 and $70	315	149
Deferred equity compensation	1	5
Total shareholders’ equity	6,750	6,504
Total liabilities and shareholders’ equity	$14,655	$14,151

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Net earned premiums	$162	$214	$326	$397
Net investment income	101	98	223	197
Net realized investment gains (losses):
Other-than-temporary impairment losses	(2)	(8)	(3)	(28)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	5	(3)	13	(7)
Net impairment loss	(7)	(5)	(16)	(21)
Other net realized investment gains (losses)	22	15	63	18
Net realized investment gains (losses)	15	10	47	(3)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	5	24	20	32
Net unrealized gains (losses)	(11)	39	28	(29)
Net change in fair value of credit derivatives	(6)	63	48	3
Fair value gains (losses) on committed capital securities	2	(11)	0	(27)
Fair value gains (losses) on financial guaranty variable interest entities	12	4	22	22
Bargain purchase gain and settlement of pre-existing relationships	—	—	58	—
Other income (loss)	22	18	111	52
Total revenues	308	396	835	641
Expenses
Loss and loss adjustment expenses	72	102	131	192
Amortization of deferred acquisition costs	4	5	8	9
Interest expense	25	25	49	51
Other operating expenses	57	63	125	123
Total expenses	158	195	313	375
Income (loss) before income taxes	150	201	522	266
Provision (benefit) for income taxes
Current	(5)	32	46	62
Deferred	2	23	6	(1)
Total provision (benefit) for income taxes	(3)	55	52	61
Net income (loss)	$153	$146	$470	$205

Earnings per share:
Basic	$1.26	$1.09	$3.81	$1.52
Diluted	$1.24	$1.09	$3.76	$1.51
Dividends per share	$0.1425	$0.13	$0.285	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$153	$146	$470	$205
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $30, $31, $53 and $62	62	84	106	179
Investments with other-than-temporary impairment, net of tax provision (benefit) of $23, $(3), $51 and $(13)	46	(6)	96	(23)
Unrealized holding gains (losses) arising during the period, net of tax	108	78	202	156
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $5, $4, $26 and $0	9	5	48	(1)
Change in net unrealized gains (losses) on investments	99	73	154	157
Other, net of tax provision	10	(9)	12	(11)
Other comprehensive income (loss)	$109	$64	$166	$146
Comprehensive income (loss)	$262	$210	$636	$351

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2017

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2016	127,988,230	$1	$1,060	$5,289	$149	$5	$6,504
Net income	—	—	—	470	—	—	470
Dividends ($0.285 per share)	—	—	—	(36)	—	—	(36)
Common stock repurchases	(8,886,752)	0	(351)	—	—	—	(351)
Share-based compensation and other	567,381	0	2	—	—	(4)	(2)
Other comprehensive income	—	—	—	—	166	—	166
Other	—	—	—	(1)	—	—	(1)
Balance at June 30, 2017	119,668,859	$1	$711	$5,722	$315	$1	$6,750

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six Months Ended June 30,
	2017	2016
Net cash flows provided by (used in) operating activities	$198	$(47)
Investing activities
Fixed-maturity securities:
Purchases	(1,143)	(510)
Sales	778	739
Maturities	462	645
Net sales (purchases) of short-term investments	20	(190)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	81	556
Acquisition of MBIA UK, net of cash acquired (see Note 2)	95	—
Other	68	(12)
Net cash flows provided by (used in) investing activities	361	1,228
Financing activities
Dividends paid	(36)	(35)
Repurchases of common stock	(351)	(135)
Repurchases of common stock to pay withholding taxes	(12)	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(86)	(531)
Repayment/ extinguishment of long-term debt	(6)	(1)
Proceeds from option exercises	3	1
Net cash flows provided by (used in) financing activities	(488)	(703)
Effect of foreign exchange rate changes	3	(3)
Increase (decrease) in cash and restricted cash	74	475
Cash and restricted cash at beginning of period (see Note 10)	127	166
Cash and restricted cash at end of period (see Note 10)	$201	$641
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(7)	$1
Interest	$45	$48

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

In the past, the Company sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps (CDS). Contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for financial guaranty insurance contracts. The Company’s credit derivative transactions are governed by International Swaps and Derivative Association, Inc. (ISDA) documentation. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS in the U.S. since 2009. The Company actively pursues opportunities to terminate existing CDS, which terminations have the effect of reducing future fair value volatility in income and/or reducing rating agency capital charges.

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of June 30, 2017 and cover the three-month period ended June 30, 2017 (Second Quarter 2017), the three-month period ended June 30, 2016 (Second Quarter 2016), the six-month period ended June 30, 2017 (Six Months 2017) and the six-month period ended June 30, 2016 (Six Months 2016). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, except Note 18, Subsidiary Information, which reflects transfers of businesses between entities within the consolidated group that occurred in the current reporting period consistently for all prior periods presented.

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

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. (AGM), domiciled in New York;

•	Municipal Assurance Corp. (MAC), domiciled in New York;

•	Assured Guaranty Corp. (AGC), domiciled in Maryland;

•	Assured Guaranty (Europe) plc (AGE), organized in the U.K.; and

•	Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty U.S. Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) - have public debt outstanding. See Note 15, Long-Term Debt and Credit Facilities and Note 18, Subsidiary Information.

The Company is actively working to combine the operations of its European subsidiaries, AGE, Assured Guaranty (UK) plc (AGUK), Assured Guaranty (London) plc (AGLN) and CIFG Europe S.A. (CIFGE), through a multi-step transaction, which ultimately is expected to result in AGUK, AGLN and CIFGE transferring their insurance portfolios to and merging with and into AGE. As a preparatory step for the merger, AGE, AGUK and AGLN were re-registered as public limited companies on June 1, 2017. As a further preparatory step, AGUK, AGLN and CIFGE were sold by AGC to AGM and then contributed by AGM to AGE on June 26, 2017. Note 18, Subsidiary Information, presents the transfer of AGUK, AGLN and CIFGE from AGC to AGM consistently in all prior periods presented. While the Company and its European subsidiaries have received certain regulatory approvals, the combination is subject to further regulatory and court approvals. As a result, the Company cannot predict whether, or when, such combination will be completed.

Adopted Accounting Standards

Statement of Cash Flows

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the Emerging Issues Task Force), which addresses the presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows with the objective of reducing the existing diversity in practice. Under the ASU, entities are required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows.  When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the ASU requires a reconciliation be presented either on the face of the statement of cash flows or in the notes to the financial statements showing the totals in the statement of cash flows to the related captions in the balance sheet. The ASU was adopted on January 1, 2017 and was applied retrospectively. The required reconciliation is shown in Note 10, Investments and Cash.

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

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Under the ASU, the selling (transferring) entity is required to recognize a current income tax expense or benefit upon transfer of the asset.  Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early adoption is permitted.  The ASU’s amendments are to be applied on a modified retrospective basis recognizing the effects in retained earnings as of the beginning of the year of adoption.  The Company does not expect this ASU to have a material effect on its consolidated financial statements.

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

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU are intended to make targeted improvements to GAAP by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Under the ASU, certain equity securities will need to be accounted for at fair value with changes in fair value recognized through net income instead of other comprehensive income (OCI). Another amendment pertains to liabilities that an entity has elected to measure at fair value in accordance with the fair value option for financial instruments. For these liabilities, the portion of fair value change related to instrument specific credit risk will be separately presented in OCI as opposed to the income statement. The Company elected the fair value option to account for its consolidated FG VIEs. FG VIE financial liabilities with recourse are sensitive to changes in the Company’s implied credit worthiness and will be impacted by the ASU.

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

The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For debt securities classified as available-for-sale, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted.  The changes to the impairment model for available-for-sale securities and changes to purchased financial assets with credit deterioration are to be applied prospectively.  Early adoption is permitted for fiscal years, and interim periods with those fiscal years, beginning after December 15, 2018.  The Company is evaluating the effect that this ASU will have on its consolidated financial statements.

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

MBIA UK was renamed Assured Guaranty (London) Ltd. and on June 1, 2017, was re-registered as a public limited company. Further, AGLN was sold by AGC to AGM and then contributed by AGM to AGE on June 26, 2017. Refer to Note 1, Business and Basis of Presentation for additional information on the Company's European subsidiaries combination.

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

Revenue and net income related to MBIA UK from the MBIA UK Acquisition Date through June 30, 2017 included in the consolidated statement of operations were approximately $149 million and $112 million, respectively, including the bargain purchase gain, settlement of pre-existing relationships, quarterly activity and realized gain on the disposition of AGC's Zohar II Notes. For Second Quarter 2017 and Six Months 2017, the Company recognized transaction expenses related to the MBIA UK Acquisition of $1 million and $7 million, respectively, comprising primarily legal and financial advisors fees.

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

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2016, nor is it indicative of the results of operations in future periods. The Company did not include any pro forma combined financial information for 2017 as substantially all of MBIA UK's results of operations for 2017 are included in Six Months 2017 consolidated statements of operations.

Unaudited Pro Forma Results of Operations

Six Months 2016
(in millions, except per share amounts)
Pro forma revenues	$775
Pro forma net income	308
Pro forma earnings per share (EPS):
Basic	2.28
Diluted	2.27

Please refer to Note 2, Acquisitions, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on other recent acquisitions.

3.    Ratings

The financial strength ratings (or similar ratings) for the Company’s insurance companies, along with the date of the most recent rating action (or confirmation) by the rating agency, are shown in the table below. Ratings are subject to continuous rating agency review and revision or withdrawal at any time. In addition, the Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies.

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (6/26/17)	AA+ (stable) (12/14/16)	A2 (stable) (8/8/16)	—
AGC	AA (stable) (6/26/17)	AA (stable) (9/20/16)	(1)	—
MAC	AA (stable) (6/26/17)	AA+ (stable) (7/14/17)	—	—
AG Re	AA (stable) (6/26/17)	—	—	—
AGRO	AA (stable) (6/26/17)	—	—	A+ (stable) (6/15/17)
AGE	AA (stable) (6/26/17)	—	A2 (stable) (8/8/16)	—
AGUK	AA (stable) (6/26/17)	—	(1)	—
AGLN	BB (positive) (1/12/17)	—	(2)	—
CIFGE	—	—	—	—
____________________

(1)
AGC requested that Moody’s Investors Service, Inc. (Moody's) withdraw its financial strength ratings of AGC and AGUK in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable) and AGUK A3; Moody's put AGUK on review for upgrade on June 27, 2017, following its transfer to AGM.

(2)
Assured Guaranty did not request that Moody's rate AGLN. Moody's continues to rate AGLN, and upgraded its rating to Baa2 (stable) on January 13, 2017, following its acquisition by AGC, and then to Baa1 on review for further upgrade on June 27, 2017, following its transfer to AGM.

There can be no assurance that any of the rating agencies will not take negative action on their financial strength ratings of AGL's insurance subsidiaries in the future.

For a discussion of the effects of rating actions on the Company, see Note 6, Contracts Accounted for as Insurance, and Note 13, Reinsurance and Other Monoline Exposures.

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of June 30, 2017 and December 31, 2016, the Company excluded $2.0 billion and $2.1 billion, respectively, of net par related to loss mitigation securities (which are mostly BIG), and other loss mitigation strategies. The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
Public finance	$429,419	$425,849	$415,689	$409,447
Structured finance	21,000	29,151	20,356	28,088
Total financial guaranty	$450,419	$455,000	$436,045	$437,535

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $14 million for structured finance and $461 million for public finance obligations as of June 30, 2017. The expiration dates for the public finance commitments range between July 1, 2017 and September 1, 2017, with $191 million expiring prior to the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$1,709	0.7%	$2,212	5.5%	$4,364	27.9%	$768	38.1%	$9,053	3.1%
AA	38,894	16.7	206	0.5	5,294	33.8	76	3.8	44,470	15.3
A	129,869	55.9	13,065	32.2	1,732	11.1	275	13.7	144,941	49.9
BBB	54,804	23.6	22,905	56.5	712	4.5	734	36.4	79,155	27.2
BIG	7,142	3.1	2,145	5.3	3,553	22.7	161	8.0	13,001	4.5
Total net par outstanding (1)	$232,418	100.0%	$40,533	100.0%	$15,655	100.0%	$2,014	100.0%	$290,620	100.0%
_____________________

(1)	The June 30, 2017 amounts include $12.7 billion of net par from the MBIA UK Acquisition.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,066	0.8%	$2,221	8.4%	$9,757	44.2%	$1,447	47.0%	$15,491	5.2%
AA	46,420	19.0	170	0.6	5,773	26.2	127	4.1	52,490	17.7
A	133,829	54.7	6,270	23.8	1,589	7.2	456	14.8	142,144	48.0
BBB	55,103	22.5	16,378	62.1	879	4.0	759	24.6	73,119	24.7
BIG	7,380	3.0	1,342	5.1	4,059	18.4	293	9.5	13,074	4.4
Total net par outstanding	$244,798	100.0%	$26,381	100.0%	$22,057	100.0%	$3,082	100.0%	$296,318	100.0%

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of June 30, 2017

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,392	$662	$4,088	$7,142	$232,418
Non-U.S. public finance	1,872	273	—	2,145	40,533
Public finance	4,264	935	4,088	9,287	272,951
Structured finance:
U.S. Residential mortgage-backed securities (RMBS)	211	349	2,315	2,875	5,089
Triple-X life insurance transactions	—	—	126	126	2,053
Trust preferred securities (TruPS)	242	—	—	242	1,508
Other structured finance	208	189	74	471	9,019
Structured finance	661	538	2,515	3,714	17,669
Total	$4,925	$1,473	$6,603	$13,001	$290,620

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2016

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,402	$3,123	$1,855	$7,380	$244,798
Non-U.S. public finance	1,288	54	—	1,342	26,381
Public finance	3,690	3,177	1,855	8,722	271,179
Structured finance:
U.S. RMBS	197	493	2,461	3,151	5,637
Triple-X life insurance transactions	—	—	126	126	2,057
TruPS	304	126	—	430	1,892
Other structured finance	304	263	78	645	15,553
Structured finance	$805	$882	$2,665	$4,352	$25,139
Total	$4,495	$4,059	$4,520	$13,074	$296,318

BIG Net Par Outstanding
and Number of Risks
As of June 30, 2017

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$4,377	$548	$4,925	157	11	168
Category 2	1,412	61	1,473	60	3	63
Category 3	6,473	130	6,603	153	8	161
Total BIG	$12,262	$739	$13,001	370	22	392

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2016

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$3,861	$634	$4,495	165	10	175
Category 2	3,857	202	4,059	79	6	85
Category 3	4,383	137	4,520	148	9	157
Total BIG	$12,101	$973	$13,074	392	25	417
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of June 30, 2017, all of which are rated BIG. In recent years, Puerto Rico has experienced significant general fund budget deficits and a challenging economic environment. Beginning on January 1, 2016, a number of Puerto Rico credits have defaulted on bond payments, and the Company has now paid claims on several Puerto Rico credits as shown in the table "Puerto Rico Net Par Outstanding" below.

On November 30, 2015 and December 8, 2015, Governor García Padilla of Puerto Rico (the Former Governor) issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to "claw back" certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention Center District Authority (PRCCDA). The Puerto Rico credits insured by the Company subject to clawback are shown in the table “Puerto Rico Net Par Outstanding” below.

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

On January 2, 2017, Ricardo Antonio Rosselló Nevares (the Governor) took office, replacing the Former Governor. On January 29, 2017, the Governor signed the Puerto Rico Emergency and Fiscal Responsibility Act (Emergency Act) that, among other things, defined an emergency period that has since been extended to December 31, 2017, continued diversion of collateral away from bonds the Company insures, and defined the powers and duties of the Fiscal Agency and Financial Advisory Authority (FAFAA).

In mid-March 2017, the Oversight Board certified Puerto Rico’s fiscal plan, dated March 13, 2017 (Fiscal Plan). The Fiscal Plan provides only approximately $7.9 billion for Commonwealth debt service over the next ten years, an amount less than scheduled debt service for such period. The Fiscal Plan itself acknowledges that there are a number of legal and contractual issues not addressed by the Fiscal Plan. On April 28, 2017, the Oversight Board approved fiscal plans for PREPA and PRHTA, and directed PRASA to amend its proposed plan in several ways. The Oversight Board approved the amended PRASA plan on June 30, 2017. The PRHTA plan assumes that PRHTA will not pay any debt service at least through 2026. The

PRASA plan assumes it will pay only approximately 65% of its debt service through 2026. The Company does not believe the fiscal plans of PRHTA or PRASA in their current forms comply with certain mandatory requirements of PROMESA.

On May 3, 2017, the Oversight Board filed a petition with the Federal District Court of Puerto Rico for the Commonwealth under Title III of PROMESA. Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the federal bankruptcy code. On May 5, 2017, the Oversight Board certified a filing under Title III of PROMESA for the Puerto Rico Sales Tax Financing Corporation (COFINA). On May 21, 2017, the Board filed a petition under Title III of PROMESA for PRHTA. On July 2, 2017, after the rejection by the Oversight Board and termination by PREPA of the Restructuring Support Agreement (RSA) described below, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA.
The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. Please see “Puerto Rico Recovery Litigation” below.

Judge Laura Taylor Swain of the Southern District of New York was selected by Chief Justice John Roberts of the United States Supreme Court to preside over any proceedings under PROMESA. Judge Swain has selected a team of five federal judges to act as mediators for as yet to be identified issues and disputes. It is currently anticipated that initial issues and disputes to be the subject of voluntary mediation will be selected during August 2017 and that any resulting mediation efforts will begin in September 2017.

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

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year. The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company. Prior to the enactment of PROMESA, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief. Please see "Puerto Rico Recovery Litigation" below.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Constitutionally Guaranteed

General Obligation. As of June 30, 2017, the Company had $1,495 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. On July 1, 2016, despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds, and has continued to make claim payments on these bonds. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to the Commonwealth.

Puerto Rico Public Buildings Authority (PBA). As of June 30, 2017, the Company had $169 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. On July 1, 2016, despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds, and has continued to make claim payments on these bonds.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of June 30, 2017, the Company had $918 million insured net par outstanding of PRHTA (transportation revenue) bonds and $409 million insured net par of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company made its first claim payments on these bonds. As noted above, on April 28, 2017, the Oversight Board approved a fiscal plan for PRHTA that PRHTA will not pay any debt service at least through 2026. The Company does not believe the PRHTA fiscal plan in its current form complies with certain mandatory requirements of PROMESA.

PRCCDA. As of June 30, 2017, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company made its first claim payments on these bonds.

PRIFA. As of June 30, 2017, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company made its first claim payment on PRIFA bonds in January 2016, and has continued to make claim payments on PRIFA bonds.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of June 30, 2017, the Company had $777 million insured net par outstanding of PREPA obligations, which are secured by a lien on the net revenues of the electric system.

On December 24, 2015, AGM and AGC entered into an RSA with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that would, subject to certain conditions, result in, among other things, modernization of the utility and a restructuring of current debt. Upon finalization of the contemplated restructuring transaction, insured PREPA revenue bonds (with no reduction to par or stated interest rate) would be supported by securitization bonds issued by a special purpose corporation and secured by a transition charge assessed on ratepayers.

In March 2017, the Governor indicated a desire to modify certain aspects of the RSA. On April 6, 2017, the Governor announced that an agreement in principle had been reached to supplement the RSA. As supplemented, the RSA called for AGM and AGC to provide surety insurance policies aggregating approximately $113 million ($14 million for AGC and $99 million for AGM) to support the securitization bonds contemplated by the RSA, to extend the maturity of all of the relending financing provided in 2016, and to provide $120 million of principal payment deferrals in 2018 through 2023. In addition, the RSA as supplemented provided for a consensual restructuring under Title VI of PROMESA.

The Oversight Board did not certify the RSA under Title VI of PROMESA as the Company believes is required by PROMESA, but rather, on July 2, 2017, commenced proceedings for PREPA under Title III of PROMESA. PREPA defaulted on its July 1, 2017 debt service payments, and the Company made its first claim payments on these bonds to bondholders as a result of these defaults. The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to the PREPA obligations it insures and the RSA are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. Please see “Puerto Rico Recovery Litigation” below.

Puerto Rico Aqueduct and Sewer Authority (PRASA). As of June 30, 2017, the Company had $373 million of insured net par outstanding to PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S. Department of Justice and the U.S. Environmental

Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. There were sufficient funds in the PRASA bond accounts to make the July 1, 2016, January 1, 2017 and July 1, 2017 PRASA bond payments guaranteed by the Company, and those payments were made in full. As noted above, on April 28, 2017, the Oversight Board considered a fiscal plan for PRASA that assumes PRASA will pay only approximately 65% of its debt service through 2026, and approved the amended plan on June 30, 2017. Because PRASA has several categories of debt outstanding and the Company insures only PRASA debt with a senior lien on gross revenues of PRASA, it is unclear whether (or to what extent, if any) the payment of only 65% of debt service through 2026 would result in a reduction in PRASA payments of Company-insured debt. The Company does not believe the PRASA fiscal plan in its current form complies with certain mandatory requirements of PROMESA.

Municipal Finance Agency (MFA). As of June 30, 2017, the Company had $354 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. There were sufficient funds in the MFA bond accounts to make the July 1, 2016, January 1, 2017 and July 1, 2017 MFA bond payments guaranteed by the Company, and those payments were made in full.

COFINA. As of June 30, 2017, the Company had $271 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. As noted above, the Oversight Board filed a petition on behalf of the Commonwealth under Title III of PROMESA. COFINA defaulted on its August 1, 2017 insured debt service payment, and the Company made its first claim payments on these bonds.

University of Puerto Rico (U of PR). As of June 30, 2017, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Puerto Rico Recovery Litigation

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters.

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation (Ambac) commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico (Federal District Court in Puerto Rico) to invalidate the executive orders issued by the Former Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company claw back certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and the PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the Court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay. While the automatic stay expired on May 1, 2017, on May 17, 2017, the Court stayed the action under PROMESA.

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

On May 16, 2017, The Bank of New York Mellon, as trustee for the bonds issued by COFINA, filed an adversary complaint for interpleader and declaratory relief with the Federal District Court in Puerto Rico to resolve competing and conflicting demands made by various groups of COFINA bondholders, insurers of certain COFINA Bonds and COFINA, regarding funds held by the trustee for certain COFINA bond debt service payments scheduled to occur on and after June 1, 2017. On May 19, 2017, an order to show cause was entered permitting AGC and AGM to intervene in this matter.

On June 3, 2017, AGC and AGM filed an adversary complaint in Federal District Court in Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA Bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA Bonds under the Bankruptcy Code; (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA Bonds under the Bankruptcy Code;

and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA Bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code.

On June 26, 2017, AGM and AGC filed a complaint in Federal District Court in Puerto Rico seeking (i) a declaratory judgment that the PREPA RSA is a “Preexisting Voluntary Agreement” under Section 104 of PROMESA and the Oversight Board’s failure to certify the PREPA RSA is an unlawful application of Section 601 of PROMESA; (ii) an injunction enjoining the Oversight Board from unlawfully applying Section 601 of PROMESA and ordering it to certify the PREPA RSA; and (iii) a writ of mandamus requiring the Oversight Board to comply with its duties under PROMESA and certify the PREPA RSA.

On July 18, 2017, AGM and AGC filed a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA.

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in millions)
Exposure to Puerto Rico	$5,435	$5,435	$8,901	$9,038

Puerto Rico
Net Par Outstanding (1)

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2) (3)	$1,495	$1,476
PBA (2)	169	169
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (2) (3)	918	918
PRHTA (Highways revenue) (2) (3)	409	350
PRCCDA (2)	152	152
PRIFA (2)	18	18
Other Public Corporations
PREPA (2) (3)	777	724
PRASA	373	373
MFA	354	334
COFINA (2) (3)	271	271
U of PR	1	1
Total net exposure to Puerto Rico	$4,937	$4,786
____________________

(1)	The June 30, 2017 amounts include $150 million related to the commutation of previously ceded business. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

(2)    As of the date of this filing, the Company has paid claims on these credits.

(3)    As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these credits.

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

     Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of June 30, 2017

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2017 (July 1 - September 30)	$214	$336
2017 (October 1 - December 31)	0	2
Subtotal 2017	214	338
2018	188	429
2019	210	440
2020	270	490
2021	129	336
2022-2026	900	1,819
2027-2031	942	1,609
2032-2036	1,249	1,669
2037-2041	417	588
2042-2047	418	492
Total	$4,937	$8,210

Exposure to the Selected European Countries

The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal, Spain and Turkey (collectively, the Selected European Countries). The Company’s direct economic exposure to the Selected European Countries, based on par, is shown in the following table, net of ceded reinsurance.

Net Direct Economic Exposure to Selected European Countries(1)
As of June 30, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$218	$965	$74	$370	$—	$1,627
Non-sovereign exposure(3)	122	415	—	—	201	738
Total	$340	$1,380	$74	$370	$201	$2,365
Total BIG (See Note 5)	$265	$—	$74	$370	$—	$709
____________________

(1)	While exposures are shown in U.S. dollars, the obligations are in various currencies, primarily euros.

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

The Company's $201 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $50 million to Selected European Countries in transactions with $1.1 billion of net par outstanding.

Non-Financial Guaranty Insurance

The Company provided capital relief triple-X excess of loss life reinsurance on approximately $506 million of exposure as of June 30, 2017 and $390 million as of December 31, 2016. The triple-X excess of loss life reinsurance exposure is expected to increase to approximately $1.3 billion prior to September 30, 2036.

In addition, the Company started providing reinsurance on aircraft residual value insurance (RVI) policies in the first quarter of 2017 and had net exposure of $127 million to such reinsurance as of June 30, 2017. The Company had an outstanding commitment to provide reinsurance on aircraft RVI policies of approximately $46 million as of June 30, 2017 that will expire in the third quarter of 2017. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

The capital relief triple-X excess of loss life reinsurance and aircraft residual value reinsurance are all rated investment grade internally. This non-financial guaranty exposure has a similar risk profile to the Company's other structured finance investment grade exposure written in financial guaranty form.

The Company also had provided legacy mortgage guaranty reinsurance related to loans originated in Ireland on debt service of approximately $39 million as of June 30, 2017, and $36 million as of December 31, 2016. As of the date of this filing, the Company no longer has any exposure to legacy mortgage guaranty reinsurance.

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

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or financial guaranty (FG) VIEs, by sector, after the expected recoveries/ (payables) for breaches of representations and warranties (R&W) and other expected recoveries. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 2.83% with a weighted average of 2.32% as of June 30, 2017 and 0.0% to 3.23% with a weighted average of 2.73% as of December 31, 2016.

Net Expected Loss to be Paid
Roll Forward

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Net expected loss to be paid, beginning of period	$1,244	$1,337	$1,198	$1,391
Net expected loss to be paid on the MBIA UK portfolio as of January 10, 2017	—	—	21	—
Economic loss development (benefit) due to:
Accretion of discount	8	6	16	15
Changes in discount rates	23	45	34	108
Changes in timing and assumptions	16	(29)	44	(42)
Total economic loss development (benefit)	47	22	94	81
Net (paid) recovered losses	6	(33)	(16)	(146)
Net expected loss to be paid, end of period	$1,297	$1,326	$1,297	$1,326

Net Expected Loss to be Paid
Roll Forward by Sector
Second Quarter 2017

	Net Expected Loss to be Paid (Recovered) as of March 31, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2017 (2)
	(in millions)
Public finance:
U.S. public finance	$970	$78	$(4)	$1,044
Non-U.S. public finance	41	1	0	42
Public finance	1,011	79	(4)	1,086
Structured finance:
U.S. RMBS	197	(29)	14	182
Triple-X life insurance transactions	1	(2)	(3)	(4)
Other structured finance	35	(1)	(1)	33
Structured finance	233	(32)	10	211
Total	$1,244	$47	$6	$1,297

Net Expected Loss to be Paid
Roll Forward by Sector
Second Quarter 2016

	Net Expected Loss to be Paid (Recovered) as of March 31, 2016	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2016
	(in millions)
Public finance:
U.S. public finance	$864	$111	$(12)	$963
Non-U.S. public finance	39	(2)	—	37
Public finance	903	109	(12)	1,000
Structured finance:
U.S. RMBS	293	(81)	(20)	192
Triple-X life insurance transactions	102	(2)	0	100
Other structured finance	39	(4)	(1)	34
Structured finance	434	(87)	(21)	326
Total	$1,337	$22	$(33)	$1,326

Net Expected Loss to be Paid
Roll Forward by Sector
Six Months 2017

	Net Expected Loss to be Paid (Recovered) as of December 31, 2016	Net Expected Loss to be Paid on MBIA UK as of January 10, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2017 (2)
	(in millions)
Public finance:
U.S. public finance	$871	$—	$202	$(29)	$1,044
Non-U.S. public finance	33	13	(4)	0	42
Public finance	904	13	198	(29)	1,086
Structured finance:
U.S. RMBS	206	—	(51)	27	182
Triple-X life insurance transactions	54	—	(55)	(3)	(4)
Other structured finance	34	8	2	(11)	33
Structured finance	294	8	(104)	13	211
Total	$1,198	$21	$94	$(16)	$1,297

Net Expected Loss to be Paid
Roll Forward by Sector
Six Months 2016

	Net Expected Loss to be Paid (Recovered) as of December 31, 2015	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2016
	(in millions)
Public finance:
U.S. public finance	$771	$209	$(17)	$963
Non-U.S. public finance	38	(1)	—	37
Public finance	809	208	(17)	1,000
Structured finance:
U.S. RMBS	409	(112)	(105)	192
Triple-X life insurance transactions	99	2	(1)	100
Other structured finance	74	(17)	(23)	34
Structured finance	582	(127)	(129)	326
Total	$1,391	$81	$(146)	$1,326
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $7 million and $7 million in LAE for Second Quarter 2017 and 2016, respectively and $9 million and $9 million in LAE for Six Months 2017 and 2016, respectively.

(2)	Includes expected LAE to be paid of $18 million as of June 30, 2017 and $12 million as of December 31, 2016.

The following table presents the present value of net expected loss to be paid and the net economic loss development for all contracts by accounting model.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of June 30, 2017	As of December 31, 2016	Second Quarter 2017	Second Quarter 2016	Six Months 2017	Six Months 2016
	(in millions)
Financial guaranty insurance	$1,203	$1,083	$55	$40	$121	$101
FG VIEs (1) and other	98	105	0	(7)	(4)	(3)
Credit derivatives (2)	(4)	10	(8)	(11)	(23)	(17)
Total	$1,297	$1,198	$47	$22	$94	$81
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of June 30, 2017, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of June 30, 2017, the Company’s net par subject to the plan consists of $113 million of pension obligation bonds. As part of the plan settlement, the City will repay the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2017 including those mentioned above, which incorporated the likelihood of the various outcomes, will be $1.0 billion, compared with a net expected loss of $871 million as of December 31, 2016. Economic loss development in Second Quarter 2017 was $78 million and economic loss development for Six Months 2017 was $202 million, which was primarily attributable to Puerto Rico exposures.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese credits is $370 million and $74 million, respectively. The Company rates all of these exposures BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure, net of reinsurance, to these Hungarian credits is $219 million, all of which is rated BIG.

As part of the MBIA UK Acquisition, the Company now also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $219 million of net par outstanding as of June 30, 2017. This transaction has been underperforming due to lower traffic volume and higher costs compared with expectations at underwriting.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $42 million as of June 30, 2017, compared with $33 million as of December 31, 2016. The MBIA UK Acquisition added $13 million of net expected loss as of January 2017. The economic loss development during Second Quarter 2017 was approximately $1 million. The economic benefit of approximately $4 million during Six Months 2017 was due mainly to the improved internal outlook of certain European sovereigns and sub-sovereign entities.

Approach to Projecting Losses in U.S. RMBS

The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS and any expected R&W recoveries to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates.

Second Quarter 2017 U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including delinquencies, liquidation rates and loss severities) as well as the residential property market and economy in general, the Company chose to make the changes to the assumptions it uses to project RMBS losses shown in the tables of assumptions in the sections below.

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

First Lien Liquidation Rates

	June 30, 2017	March 31, 2017	December 31, 2016
Delinquent/Modified in the Previous 12 Months
Alt A and Prime	20%	25%	25%
Option ARM	20	25	25
Subprime	20	25	25
30 – 59 Days Delinquent
Alt A and Prime	30	30	35
Option ARM	35	35	35
Subprime	40	40	40
60 – 89 Days Delinquent
Alt A and Prime	40	45	45
Option ARM	45	45	50
Subprime	45	50	50
90+ Days Delinquent
Alt A and Prime	50	55	55
Option ARM	55	55	55
Subprime	55	55	55
Bankruptcy
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt A and Prime	60	65	65
Option ARM	65	65	65
Subprime	65	65	65
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 6 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions have reached historically high levels, and the Company is assuming in the base case that these high levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. Each quarter the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of June 30, 2017				As of March 31, 2017				As of December 31, 2016
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt A and Prime
Plateau CDR	1.1%	-	10.3%	5.1%	1.0%	-	12.8%	5.6%	1.0%	–	13.5%	5.7%
Final CDR	0.1%	-	0.5%	0.3%	0.0%	-	0.6%	0.3%	0.0%	–	0.7%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	80%				80%				80%
2007+	70%				70%				70%
Option ARM
Plateau CDR	3.7%	-	6.7%	5.4%	3.2%	-	7.1%	5.6%	3.2%	–	7.0%	5.6%
Final CDR	0.2%	-	0.3%	0.3%	0.2%	-	0.4%	0.3%	0.2%	–	0.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	75%				75%				75%
Subprime
Plateau CDR	3.8%	-	13.1%	7.8%	3.8%	-	14.5%	8.3%	2.8%	–	14.1%	8.1%
Final CDR	0.2%	-	0.7%	0.4%	0.2%	-	0.7%	0.4%	0.1%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80%				80%				80%
2006	90%				90%				90%
2007+	95%				95%				90%
____________________
(1)                                Represents variables for the base case.

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for March 31, 2017 and December 31, 2016.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2017. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2017 as it used as of March 31, 2017 and December 31, 2016, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $22 million for Alt-A first liens, $10 million for Option ARM, $42 million for subprime and $0.4 million for prime transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $11 million for Alt-A first liens, $22 million for Option ARM, $23 million for subprime and $0.1 million for prime transactions.

U.S. Second Lien RMBS Loss Projections

Second lien RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien mortgages. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction; the voluntary prepayment rate (typically also referred to as CPR of the collateral); the interest rate environment; and assumptions about loss severity.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising six months of delinquent data and 28 months of decrease to the steady state CDR, the same as of March 31, 2017 and December 31, 2016.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. Most of the HELOC loans underlying the Company's insured HELOC transactions have reached their principal amortization period. The Company has observed that the increase in monthly payments occurring when a loan reaches its principal amortization period, even if mitigated by borrower relief offered by the servicer, is associated with increased borrower defaults. Thus, most of the Company's HELOC projections incorporate an assumption that a percentage of loans reaching their amortization periods will default around the time of the payment increase. These projected defaults are in addition to those generated using the CDR curve as described above. This assumption is similar to the one used as of March 31, 2017 and December 31, 2016.

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of June 30, 2017 that it will generally recover only 2% of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral. This is the same assumption used as of March 31, 2017 and December 31, 2016.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of March 31, 2017 and December 31, 2016. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at June 30, 2017 and December 31, 2016. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs (1)

	As of June 30, 2017				As of March 31, 2017				As of December 31, 2016
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	3.2%	–	22.6%	13.3%	3.8%	–	23.9%	14.1%	3.5%	–	24.8%	13.6%
Final CDR trended down to	0.5%	–	3.2%	1.3%	0.5%	–	3.2%	1.3%	0.5%	–	3.2%	1.3%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				25%				25%
30 – 59 Days Delinquent	45				50				50
60 – 89 Days Delinquent	65				65				65
90+ Days Delinquent	80				80				80
Bankruptcy	55				55				55
Foreclosure	75				75				75
Real Estate Owned	100				100				100
Loss severity	98%				98%				98%
____________________

(1)	Represents variables for the base case.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months), and doubling the defaults relating to the end of the interest only period would increase the expected loss by approximately $28 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $19 million for HELOC transactions.

Breaches of Representations and Warranties

As of June 30, 2017, the Company had a net R&W payable of $6 million to R&W counterparties, compared to an R&W payable of $6 million as of December 31, 2016.

Triple-X Life Insurance Transactions

The Company had $2.1 billion of net par exposure to financial guaranty triple-X life insurance transactions as of June 30, 2017. Two of these transactions, with $126 million of net par outstanding, are rated BIG. The triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage triple-X life insurance transactions, which include the two BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at June 30, 2017, the Company projected net expected recoveries of $4 million. The economic benefit during Second Quarter 2017 was approximately $2 million, which was due primarily to loss mitigation efforts. The economic benefit during Six Months 2017 was approximately $55 million, which was due primarily to a settlement with the former investment manager of the two BIG transactions.

Student Loan Transactions

The Company has insured or reinsured $1.4 billion net par of student loan securitizations issued by private issuers that are classified as structured finance. Of this amount, $117 million is rated BIG. The Company is projecting approximately $33 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic benefit during Second Quarter 2017 was approximately $1 million, which was driven primarily by changes in interest rates. The economic loss development during Six Months 2017 was approximately $1 million, which was driven primarily by changes in the discount rates.

Recovery Litigation

In the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future.

Public Finance Transactions

The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. Please see Note 4, Outstanding Exposure, for a discussion of the Company's exposure to Puerto Rico and related recovery litigation being pursued by the Company.

On November 1, 2013, Radian Asset Assurance Inc. (Radian Asset) commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of June 30, 2017, $19 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. The County appealed the District Court’s summary judgment ruling to the United States Court of Appeals for the Fifth Circuit, and on May 31, 2017, the appellate court reversed the District Court’s ruling and remanded the matter to the District Court.

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

RMBS Transactions

On February 5, 2009, U.S. Bank National Association, as indenture trustee (U.S. Bank), CIFG Assurance North America Inc. (CIFGNA), as insurer of the Class Ac Notes, and Syncora Guarantee Inc. (Syncora), as insurer of the Class Ax Notes, filed a complaint in the Supreme Court of the State of New York against GreenPoint Mortgage Funding, Inc. (GreenPoint) alleging GreenPoint breached its R&W with respect to the underlying mortgage loans in the GreenPoint Mortgage Funding Trust 2006-HE1 transaction.  On March 3, 2010, the court dismissed CIFGNA's and Syncora’s causes of action on standing grounds. On December 16, 2013, GreenPoint moved to dismiss the remaining claims of U.S. Bank on the grounds that it too lacked standing. U.S. Bank cross-moved for partial summary judgment striking GreenPoint’s defense that U.S. Bank lacked standing to directly pursue claims against GreenPoint. On January 28, 2016, the court denied GreenPoint’s motion for summary judgment and granted U.S. Bank’s cross-motion for partial summary judgment, finding that as a matter of law U.S. Bank has standing to directly assert claims against GreenPoint. Oral argument on GreenPoint's appeal was heard by the New York Appellate Division, First Department, on May 2, 2017. CIFGNA originally had $500 million insured net par exposure to this transaction; $22 million insured net par remains outstanding at June 30, 2017.

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

Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes contracts that meet the definition of insurance contracts, contracts that meet the definition of a derivative, and contracts that are accounted for as consolidated FG VIEs. Amounts presented in this note relate to insurance contracts, unless otherwise noted. See Note 8, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Consolidated Variable Interest Entities for amounts that relate to FG VIEs.

Net Earned Premiums

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Scheduled net earned premiums	$97	$93	$200	$184
Accelerations:
Refundings	49	83	105	162
Terminations	10	34	12	44
Total Accelerations	59	117	117	206
Accretion of discount on net premiums receivable	5	4	8	7
Financial guaranty insurance net earned premiums	161	214	325	397
Other	1	—	1	0
Net earned premiums (1)	$162	$214	$326	$397
 ___________________

(1)	Excludes $4 million and $3 million for Second Quarter 2017 and 2016, respectively, and $8 million and $8 million for Six Months 2017 and 2016, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of June 30, 2017			As of December 31, 2016
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue(2)	$3,788	$173	$3,615	$3,548	$206	$3,342
Contra-paid (3)	(40)	1	(41)	(37)	0	(37)
Unearned premium reserve	$3,748	$174	$3,574	$3,511	$206	$3,305
 ____________________

(1)	Excludes $83 million and $90 million of deferred premium revenue, and $17 million and $25 million of contra-paid related to FG VIEs as of June 30, 2017 and December 31, 2016, respectively.

(2)	Includes $8 million of other as of June 30, 2017. As of December 31, 2016, other deferred premium revenue was de minimis.

(3)	See "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" below for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Six Months
	2017	2016
	(in millions)
December 31,	$576	$693
FG activity
Premiums receivable from acquisitions (see Note 2)	270	—
Gross written premiums on new business, net of commissions on assumed business	179	83
Gross premiums received, net of commissions on assumed business	(159)	(107)
Adjustments:
Changes in the expected term	0	(27)
Accretion of discount, net of commissions on assumed business	9	3
Foreign exchange translation	35	(22)
Subtotal (1)	910	623
Other	6	—
June 30,	$916	$623
____________________

(1)	Excludes $10 million and $11 million as of June 30, 2017 and June 30, 2016, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premiums receivable denominated in currencies other than the U.S. dollar. Approximately 69%, 50% and 55% of installment premiums at June 30, 2017, December 31, 2016 and June 30, 2016, respectively, are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of June 30, 2017
(in millions)
2017 (July 1 – September 30)	$31
2017 (October 1 – December 31)	25
2018	88
2019	81
2020	78
2021	76
2022-2026	297
2027-2031	205
2032-2036	117
After 2036	117
Total(1)	$1,115
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $13 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of June 30, 2017
(in millions)
2017 (July 1 – September 30)	$93
2017 (October 1 – December 31)	90
2018	343
2019	298
2020	269
2021	248
2022-2026	963
2027-2031	620
2032-2036	372
After 2036	311
Net deferred premium revenue(1)	3,607
Future accretion	196
Total future net earned premiums	$3,803
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $83 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of June 30, 2017	As of December 31, 2016
	(dollars in millions)
Premiums receivable, net of commission payable	$910	$576
Gross deferred premium revenue	1,271	1,041
Weighted-average risk-free rate used to discount premiums	2.4%	3.0%
Weighted-average period of premiums receivable (in years)	9.4	9.1

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.83% with a weighted average of 2.31% as of June 30, 2017 and 0.0% to 3.23% with a weighted average of 2.74% as of December 31, 2016.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of June 30, 2017			As of December 31, 2016
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public finance:
U.S. public finance	$889	$105	$784	$711	$86	$625
Non-U.S. public finance	17	—	17	21	—	21
Public finance	906	105	801	732	86	646
Structured finance:
U.S. RMBS	268	251	17	283	262	21
Triple-X life insurance transactions	16	28	(12)	36	—	36
Other structured finance	56	—	56	60	—	60
Structured finance	340	279	61	379	262	117
Subtotal	1,246	384	862	1,111	348	763
Other recoverable (payable)	—	3	(3)	—	(1)	1
Subtotal	1,246	387	859	1,111	347	764
Elimination of losses attributable to FG VIEs	(56)	—	(56)	(64)	—	(64)
Total (1)	$1,190	$387	$803	$1,047	$347	$700
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Loss and LAE reserve	$1,268	$1,127
Reinsurance recoverable on unpaid losses	(78)	(80)
Loss and LAE reserve, net	1,190	1,047
Salvage and subrogation recoverable	(403)	(365)
Salvage and subrogation payable(1)	19	17
Other payable (recoverable)	(3)	1
Salvage and subrogation recoverable, net, and other recoverable	(387)	(347)
Net reserves (salvage)	$803	$700
____________________

(1)	Recorded as a component of reinsurance balances payable.

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
Financial Guaranty Insurance Contracts

As of June 30, 2017
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,203
Contra-paid, net	41
Salvage and subrogation recoverable, net of reinsurance	384
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,189)
Other recoverable (payable)	3
Net expected loss to be expensed (present value) (2)	$442
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $58 million as of June 30, 2017, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2017
(in millions)
2017 (July 1 – September 30)	$8
2017 (October 1 – December 31)	9
Subtotal 2017	17
2018	38
2019	33
2020	35
2021	33
2022-2026	142
2027-2031	84
2032-2036	45
After 2036	15
Net expected loss to be expensed	442
Future accretion	285
Total expected future loss and LAE	$727

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Public finance:
U.S. public finance	$79	$116	$191	$213
Non-U.S. public finance	0	(1)	(3)	(1)
Public finance	79	115	188	212
Structured finance:
U.S. RMBS	(1)	(12)	(10)	(1)
Triple-X life insurance transactions	(1)	(1)	(46)	2
Other structured finance	(3)	(3)	3	(17)
Structured finance	(5)	(16)	(53)	(16)
Loss and LAE on insurance contracts before FG VIE consolidation	74	99	135	196
Gain (loss) related to FG VIE consolidation	(2)	3	(4)	(4)
Loss and LAE	$72	$102	$131	$192

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2017

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	157	(33)	60	(4)	153	(54)	370	—	370
Remaining weighted-average contract period (in years)	9.0	6.4	14.2	4.0	9.4	7.3	9.9	—	9.9
Outstanding exposure:
Principal	$4,676	$(299)	$1,426	$(14)	$7,024	$(551)	$12,262	$—	$12,262
Interest	2,281	(115)	1,086	(3)	3,288	(192)	6,345	—	6,345
Total(2)	$6,957	$(414)	$2,512	$(17)	$10,312	$(743)	$18,607	$—	$18,607
Expected cash outflows (inflows)	$168	$(18)	$418	$(1)	$3,026	$(181)	$3,412	$(317)	$3,095
Potential recoveries(3)	(452)	23	(78)	1	(1,392)	94	(1,804)	197	(1,607)
Subtotal	(284)	5	340	0	1,634	(87)	1,608	(120)	1,488
Discount	48	(3)	(96)	0	(263)	6	(308)	23	(285)
Present value of expected cash flows	$(236)	$2	$244	$0	$1,371	$(81)	$1,300	$(97)	$1,203
Deferred premium revenue	$128	$(9)	$139	$0	$594	$(28)	$824	$(80)	$744
Reserves (salvage)	$(282)	$5	$191	$0	$1,008	$(64)	$858	$(56)	$802

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

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. There have been no material changes to the Company's potential claims under interest rate swaps, variable rate demand obligations or guaranteed investment contracts since the filing with the SEC of AGL’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2017, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2. There was a transfer of a fixed-maturity security from Level 3 into Level 2 during Second Quarter 2017. There was a transfer of a fixed-maturity security from Level 2 into Level 3 during Second Quarter 2017 and Six Month 2017 because starting Second Quarter 2017 the price of the security includes a significant unobservable assumption. There were no transfers into or out of Level 3 during Six Month 2016.

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

As of June 30, 2017, the Company used models to price 79 fixed-maturity securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 10.4% or $1,167 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of June 30, 2017 and December 31, 2016, other invested assets include investments carried and measured at fair value on a recurring basis of $53 million and $52 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective net asset value (NAV) per share or equivalent.

Other Assets

Committed Capital Securities

The fair value of committed capital securities (CCS), which is recorded in "other assets" on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the AGC CCS) and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 15, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded in the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, London Interbank Offered Rate (LIBOR) curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding.

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

The terms of the Company’s CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms generally include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells, except under specific circumstances such as mutual agreements with counterparties. Management considers the non-standard terms of its credit derivative contracts in determining the fair value of these contracts.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2017 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 1.16% to 2.55% at June 30, 2017 and 1.00% to 2.55% at December 31, 2016.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of June 30, 2017	As of December 31, 2016
Based on actual collateral specific spreads	8%	7%
Based on market indices	66%	77%
Provided by the CDS counterparty	26%	16%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS transactions that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a transaction generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a transaction generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 34%, 39% and 26% based on number of transactions, of the Company's CDS contracts are fair valued using this minimum premium as of June 30, 2017, March 31, 2017 and December 31, 2016, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or transaction originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

Other Invested Assets

As of December 31, 2016, other invested assets not carried at fair value consisted primarily of an investment in a guaranteed investment contract. The fair value of the guaranteed investment contract approximated its carrying value due to its short term nature and was classified as Level 2 in the fair value hierarchy.

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
As of June 30, 2017

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,709	$—	$5,618	$91
U.S. government and agencies	289	—	289	—
Corporate securities	2,041	—	1,978	63
Mortgage-backed securities:
RMBS	894	—	537	357
Commercial mortgage-backed securities (CMBS)	567	—	567	—
Asset-backed securities	722	—	66	656
Foreign government securities	283	—	283	—
Total fixed-maturity securities	10,505	—	9,338	1,167
Short-term investments	678	415	263	—
Other invested assets (1)	8	—	0	8
Credit derivative assets	6	—	—	6
FG VIEs’ assets, at fair value	757	—	—	757
Other assets	118	22	34	62
Total assets carried at fair value	$12,072	$437	$9,635	$2,000
Liabilities:
Credit derivative liabilities	$367	$—	$—	$367
FG VIEs’ liabilities with recourse, at fair value	689	—	—	689
FG VIEs’ liabilities without recourse, at fair value	131	—	—	131
Total liabilities carried at fair value	$1,187	$—	$—	$1,187

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2016

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
____________________

(1)
Excluded from the table above are investment funds of $49 million and $48 million as of June 30, 2017 and December 31, 2016, respectively, measured using NAV per share. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2017 and 2016 and Six Months 2017 and 2016.

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other Assets (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2017	$42		$62		$402		$602		$781		$63		$(350)		$(721)		$(134)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	1	(2)	20	(2)	11	(2)	11	(3)	2	(4)	(6)	(6)	(2)	(3)	(1)	(3)
Other comprehensive income (loss)	(7)		0		(1)		51		—		0		—		—		—
Purchases	—		—		2		4		—		—		—		—		—
Settlements	—		—		(66)		(7)		(35)		—		(5)		34		4
Transfers into Level 3	55		—		—		—		—		—		—		—		—
Transfers out of Level 3	—		—		—		(5)		—		—		—		—		—
Fair value as of June 30, 2017	$91		$63		$357		$656		$757		$65		$(361)		$(689)		$(131)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2017	$9		$0		$13		$51		$19		$2		$(13)		$(2)		$(1)

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other Assets (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2016	$7		$74		$360		$639		$1,191		$49		$(434)		$(1,165)		$(119)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	0	(2)	2	(2)	4	(2)	10	(2)	113	(3)	(11)	(4)	63	(6)	(112)	(3)	2	(3)
Other comprehensive income (loss)	1		(18)		3		(5)		—		0		—		—		—
Purchases	33		—		6		—		—		—		—		—		—
Settlements	—		—		(24)		(80)		(490)		—		(25)		487		2
Fair value as of June 30, 2016	$41		$58		$349		$564		$814		$38		$(396)		$(790)		$(115)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2016	$1		$(18)		$2		$(4)		$11		$(11)		$(20)		$(2)		$2

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other Assets (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2016	$39		$60		$365		$805		$876		$65		$(389)		$(807)		$(151)
MBIA UK Acquisition	—		—		—		7		—		—		—		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	2	(2)	3	(2)	18	(2)	85	(2)	28	(3)	0	(4)	48	(6)	(11)	(3)	(3)	(3)
Other comprehensive income (loss)	(3)		0		26		58		—		0		—		—		—
Purchases	—		—		29		56		—		—		—		—		—
Settlements	(2)		—		(81)		(355)		(81)		—		(20)		78		8
FG VIE consolidations	—		—		—		—		21		—		—		—		(21)
FG VIE deconsolidations	—		—		—		—		(87)		—		—		51		36
Transfers into Level 3	55		—		—		—		—		—		—		—		—
Fair value as of June 30, 2017	$91		$63		$357		$656		$757		$65		$(361)		$(689)		$(131)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2017	$13		$0		$26		$124		$40		$0		$12		$(9)		$(3)

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other Assets (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	0	(2)	4	(2)	2	(2)	11	(2)	0	(2)	109	(3)	(27)	(4)	3	(6)	(91)	(3)	4	(3)
Other comprehensive income (loss)	1		(17)		(2)		(10)		0		—		0		—		—		—
Purchases	33		—		40		—		—		—		—		—		—		—
Settlements	(1)		—		(39)		(94)		(60)		(556)		—		(34)		526		5
FG VIE deconsolidations	—		—		0		—		—		0		—		—		0		—
Fair value as of June 30, 2016	$41		$58		$349		$564		$—		$814		$38		$(396)		$(790)		$(115)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2016	$1		$(17)		$(3)		$(10)		$—		$15		$(27)		$(99)		$19		$3
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net realized investment gains (losses), net investment income and other income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives and other income.

(7)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2017

Financial Instrument Description (1)	Fair Value at June 30, 2017 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$91	Yield	4.3%	-	37.2%	11.8%

Corporate securities	63	Yield	20.1%

RMBS	357	CPR	1.4%	-	17.4%	5.6%
		CDR	2.0%	-	8.1%	6.3%
		Loss severity	40.0%	-	100.0%	78.2%
		Yield	3.8%	-	9.0%	5.7%
Asset-backed securities:
Triple-X life insurance transactions	564	Yield	6.1%	-	6.4%	6.3%

Collateralized loan obligations (CLO) /TruPS	33	Yield	2.5%	-	4.5%	3.1%

Others	59	Yield	10.9%

FG VIEs’ assets, at fair value	757	CPR	3.5%	-	13.6%	9.0%
		CDR	2.5%	-	21.9%	5.6%
		Loss severity	55.0%	-	100.0%	78.2%
		Yield	2.9%	-	14.7%	6.4%

Other assets	62	Implied Yield	4.9%	-	5.5%	5.2%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(361)	Year 1 loss estimates	0.0%	-	56.0%	2.4%
		Hedge cost (in bps)	3.8	-	105.0	26.8
		Bank profit (in bps)	3.8	-	825.0	73.5
		Internal floor (in bps)	7.0	-	100.0	21.2
		Internal credit rating	AAA	-	CCC	AA

FG VIEs’ liabilities, at fair value	(820)	CPR	3.5%	-	13.6%	9.0%
		CDR	2.5%	-	21.9%	5.6%
		Loss severity	55.0%	-	100.0%	78.2%
		Yield	2.4%	-	14.7%	4.9%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $8 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2016

Financial Instrument Description (1)	Fair Value at December 31, 2016 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$39	Yield	4.3%	-	22.8%	11.1%

Corporate securities	60	Yield	20.1%

RMBS	365	CPR	1.6%	-	17.0%	4.6%
		CDR	1.5%	-	10.1%	6.7%
		Loss severity	30.0%	-	100.0%	77.8%
		Yield	3.3%	-	9.7%	6.0%
Asset-backed securities:
Triple-X life insurance transactions	425	Yield	5.7%	-	6.0%	5.8%

Collateralized debt obligations (CDO)	332	Yield	10.0%

CLO/TruPS	19	Yield	1.5%	-	4.8%	3.1%

Others	29	Yield	7.2%

FG VIEs’ assets, at fair value	876	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.9%	-	20.0%	6.5%

Other assets	62	Implied Yield	4.5%	-	5.1%	4.8%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(389)	Year 1 loss estimates	0.0%	-	38.0%	1.3%
		Hedge cost (in bps)	7.2	-	118.1	24.5
		Bank profit (in bps)	3.8	-	825.0	61.8
		Internal floor (in bps)	7.0	-	100.0	13.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(958)	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.4%	-	20.0%	5.0%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $8 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,505	$10,505	$10,233	$10,233
Short-term investments	678	678	590	590
Other invested assets	65	66	146	147
Credit derivative assets	6	6	13	13
FG VIEs’ assets, at fair value	757	757	876	876
Other assets	245	245	205	205
Liabilities:
Financial guaranty insurance contracts (1)	3,498	8,228	3,483	8,738
Long-term debt	1,294	1,619	1,306	1,546
Credit derivative liabilities	367	367	402	402
FG VIEs’ liabilities with recourse, at fair value	689	689	807	807
FG VIEs’ liabilities without recourse, at fair value	131	131	151	151
Other liabilities	62	62	12	12
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

8.	Contracts Accounted for as Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS). The credit derivative portfolio also includes interest rate swaps.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 7.7 years at June 30, 2017 and 5.3 years at December 31, 2016. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives

	As of June 30, 2017		As of December 31, 2016
Asset Type	Net Par Outstanding	Weighted Average Credit Rating	Net Par Outstanding	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
CLO/collateralized bond obligations	$802	AAA	$2,022	AAA
Synthetic investment grade pooled corporate	2,380	AAA	7,224	AAA
TruPS CDOs	914	A-	1,179	BBB+
Total pooled corporate obligations	4,096	AAA	10,425	AAA
U.S. RMBS	1,042	AA	1,142	AA-
Pooled infrastructure	1,409	AAA	1,513	AAA
Infrastructure finance	839	BBB+	1,021	BBB+
Other(1)	2,720	A-	2,896	A
Total	$10,106	AA	$16,997	AA+
____________________

(1)	This comprises numerous transactions across various asset classes, such as commercial receivables, international RMBS, regulated utilities and consumer receivables.

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

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2017		As of December 31, 2016
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$4,989	49.4%	$10,967	64.6%
AA	1,715	17.0	2,167	12.7
A	1,624	16.1	1,499	8.8
BBB	1,039	10.2	1,391	8.2
BIG	739	7.3	973	5.7
Credit derivative net par outstanding	$10,106	100.0%	$16,997	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Realized gains on credit derivatives	$6	$18	$11	$28
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(1)	6	9	4
Realized gains (losses) and other settlements	5	24	20	32
Net unrealized gains (losses):
Pooled corporate obligations	(14)	8	6	(40)
U.S. RMBS	4	27	13	12
Pooled infrastructure	(1)	6	5	6
Infrastructure finance	1	(1)	2	(1)
Other	(1)	(1)	2	(6)
Net unrealized gains (losses)	(11)	39	28	(29)
Net change in fair value of credit derivatives	$(6)	$63	$48	$3

Terminations and Settlements
of Direct Credit Derivative Contracts

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Net par of terminated credit derivative contracts	$49	$2,436	$233	$2,436
Realized gains on credit derivatives	0	8	0	8
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	—	—	(12)	—
Net unrealized gains (losses) on credit derivatives	1	59	16	70

During Second Quarter 2017, unrealized fair value losses were generated primarily as a result of wider implied net spreads. The wider implied net spreads were a result of the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. Generally, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. This was the primary driver of the unrealized fair value losses in the pooled corporate CLO sector.

During Six Months 2017, unrealized fair value gains were generated primarily as a result of CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. During the period the Company agreed to terminate several CDS transactions. This was the primary driver of the unrealized fair value gains in the pooled corporate CLO, and U.S. RMBS sectors. The unrealized fair value gains were partially offset by the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. Generally, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Second Quarter 2016, unrealized fair value gains were generated primarily as a result of CDS terminations. The Company reached a settlement agreement with two CDS counterparties to terminate several CDS transactions. This was the primary driver of the unrealized fair value gains in the U.S. RMBS, pooled corporate CLO, and Other sectors. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. Generally, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Six Months 2016, unrealized fair value losses were generated primarily in the TruPS CDO sector, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased during the period. Generally, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by unrealized fair value gains which resulted from the terminations of several CDS transactions during the period. The majority of the CDS transactions were terminated as a result of settlement agreements with two CDS counterparties in Second Quarter 2016, as discussed above.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016	As of June 30, 2016	As of March 31, 2016	As of December 31, 2015
Five-year CDS spread:
AGC	136	173	158	265	307	376
AGM	140	181	158	265	309	366
One-year CDS spread
AGC	15	31	35	45	105	139
AGM	15	31	29	47	102	131

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(687)	$(811)
Plus: Effect of AGC and AGM credit spreads	326	422
Net fair value of credit derivatives	$(361)	$(389)

The fair value of CDS contracts at June 30, 2017, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are TruPS and pooled corporate securities as well as 2005-2007 vintages of Alt-A, Option ARM and subprime RMBS transactions. The mark to market benefit between June 30, 2017 and December 31, 2016, resulted primarily from several CDS terminations and a narrowing of credit spreads related to the Company's TruPS and U.S. RMBS obligations.

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high yield CDO, TruPS CDO, and CLO markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e. net expected loss to be paid as described in Note 5) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses
of Credit Derivatives

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Fair value of credit derivative asset (liability), net	$(361)	$(389)
Expected loss to be (paid) recovered	4	(10)

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation for $504 million of the CDS insured by AGC requires AGC to post collateral, in some cases subject to a cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of June 30, 2017 and December 31, 2016.

AGC Insured CDS Collateral Posting Requirements

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Gross par of CDS with collateral posting requirement	$504	$690
Maximum posting requirement	471	674
Collateral posted	18	116

The reduction in the collateral posting requirement is primarily attributable to the termination in February 2017 by the Company of its remaining CDS contracts with one of its counterparties as to which it had a posting requirement; the CDS contracts related to approximately $183 million in gross par and $73 million of collateral posted as of December 31, 2016.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of June 30, 2017

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(734)	$(373)
50% widening in spreads	(548)	(187)
25% widening in spreads	(455)	(94)
10% widening in spreads	(399)	(38)
Base Scenario	(361)	—
10% narrowing in spreads	(326)	35
25% narrowing in spreads	(274)	87
50% narrowing in spreads	(188)	173
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

Number of FG VIEs Consolidated

	Six Months
	2017	2016

Beginning of the period, December 31	32	34
Consolidated	1	—
Deconsolidated	(1)	(1)
Matured	—	(1)
End of the period, June 30	32	32

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $111 million at June 30, 2017 and $137 million at December 31, 2016. The aggregate unpaid principal of the FG VIEs’ assets was approximately $379 million greater than the aggregate fair value at June 30, 2017. The aggregate unpaid principal of the FG VIEs’ assets was approximately $432 million greater than the aggregate fair value at December 31, 2016.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of June 30, 2017 that was recorded in the consolidated statements of operations for Second Quarter 2017 and Six Months 2017 were gains of $10 million and gains of $24 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of June 30, 2016 that was recorded in the consolidated statements of operations for Second Quarter 2016 and Six Months 2016 were losses of $3 million and gains of $31 million, respectively. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the instrument specific credit risk and changes due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $741 million and $871 million as of June 30, 2017 and December 31, 2016, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $81 million greater than the aggregate fair value of the FG VIEs’ liabilities as of June 30, 2017. The aggregate unpaid principal balance was approximately $109 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2016.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2017		As of December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$395	$418	$473	$509
U.S. RMBS second lien	160	199	178	223
Manufactured housing	71	72	74	75
Total with recourse	626	689	725	807
Without recourse	131	131	151	151
Total	$757	$820	$876	$958

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

Effect of Consolidating FG VIEs on Net Income (Loss),
Cash Flows From Operating Activities and Shareholders' Equity

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Net earned premiums	$(4)	$(3)	$(8)	$(8)
Net investment income	(1)	(2)	(2)	(7)
Net realized investment gains (losses)	0	0	0	1
Fair value gains (losses) on FG VIEs	12	4	22	22
Loss and LAE	2	(2)	4	4
Effect on income before tax	9	(3)	16	12
Less: tax provision (benefit)	3	(1)	6	4
Effect on net income (loss)	$6	$(2)	$10	$8

Effect on cash flows from operating activities	$5	$(1)	$10	$5

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Effect on shareholders' equity (decrease) increase	$2	$(9)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter 2017 and Six Months 2017, the Company recorded a pre-tax net fair value gains on consolidated FG VIEs of $12 million and $22 million, respectively, which were both driven by price appreciation on the FG VIE assets during the quarter and year to date resulting from improvements in the underlying collateral.

During Second Quarter and Six Months 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $4 million and $22 million respectively. The primary driver of the gain was price appreciation on the FG VIE assets during the quarter and six month period resulting from improvements in the underlying collateral.

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

Non-Consolidated VIEs

As of June 30, 2017 and December 31, 2016, the Company had financial guaranty contracts outstanding for approximately 550 and 600 VIEs, respectively, that it did not consolidate based on the Company’s analyses which indicate that it is not the primary beneficiary of any other VIEs. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $97 million and $91 million as of June 30, 2017 and December 31, 2016, respectively.

Net Investment Income

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$77	$150	$156
Income from internally managed securities:
Fixed maturities (1)	27	22	73	39
Other	1	1	4	6
Gross investment income	103	100	227	201
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$101	$98	$223	$197
____________________
(1)    Six Months 2017 includes accretion on Zohar II Notes.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Gross realized gains on available-for-sale securities (1)	$26	$14	$69	$20
Gross realized losses on available-for-sale securities	(4)	0	(6)	(2)
Net realized gains (losses) on other invested assets	0	1	0	0
Other-than-temporary impairment	(7)	(5)	(16)	(21)
Net realized investment gains (losses)	$15	$10	$47	$(3)
____________________

(1)	Six Months 2017 primarily consists of a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Acquisitions.

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Balance, beginning of period	$142	$107	$134	$108
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	0	0	0	2
Reductions for securities sold and other settlements	(4)	(2)	(4)	(4)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	7	3	15	2
Balance, end of period	$145	$108	$145	$108

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of June 30, 2017

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	51%	$5,454	$274	$(19)	$5,709	$28	AA-
U.S. government and agencies	3	274	15	0	289	—	AA+
Corporate securities	19	1,998	66	(23)	2,041	(8)	A
Mortgage-backed securities(4):	0
RMBS	8	878	29	(13)	894	3	BBB+
CMBS	5	557	14	(4)	567	—	AAA
Asset-backed securities	5	554	168	0	722	141	CCC+
Foreign government securities	3	303	5	(25)	283	—	AA
Total fixed-maturity securities	94	10,018	571	(84)	10,505	164	A+
Short-term investments	6	675	3	0	678	—	AAA
Total investment portfolio	100%	$10,693	$574	$(84)	$11,183	$164	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2016

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,269	$202	$(39)	$5,432	$13	AA
U.S. government and agencies	4	424	17	(1)	440	0	AA+
Corporate securities	15	1,612	32	(31)	1,613	(8)	A-
Mortgage-backed securities(4):
RMBS	9	998	27	(38)	987	(21)	A-
CMBS	5	575	13	(5)	583	—	AAA
Asset-backed securities	8	835	110	0	945	33	B
Foreign government securities	3	261	4	(32)	233	—	AA
Total fixed-maturity securities	94	9,974	405	(146)	10,233	17	A+
Short-term investments	6	590	0	0	590	—	AAA
Total investment portfolio	100%	$10,564	$405	$(146)	$10,823	$17	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI. See also Note 17, Shareholders' Equity for additional information as applicable.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 39% of mortgage backed securities as of June 30, 2017 and 42% as of December 31, 2016 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$633	$(18)	$7	$(1)	$640	$(19)
U.S. government and agencies	124	0	4	0	128	0
Corporate securities	281	(5)	137	(18)	418	(23)
Mortgage-backed securities:
RMBS	314	(6)	98	(7)	412	(13)
CMBS	98	(4)	17	0	115	(4)
Asset-backed securities	20	0	0	0	20	0
Foreign government securities	46	(2)	129	(23)	175	(25)
Total	$1,516	$(35)	$392	$(49)	$1,908	$(84)
Number of securities (1)		407		84		484
Number of securities with other-than-temporary impairment		10		10		20

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	0
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities (1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2017, 35 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2017 was $41 million. As of December 31, 2016, of the securities in an unrealized loss position for 12 months or more, 41 securities had unrealized losses greater than 10% of book value with an unrealized loss of $59 million. The Company has determined that the unrealized losses recorded as of June 30, 2017 were yield-related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2017

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$250	$250
Due after one year through five years	1,708	1,740
Due after five years through 10 years	2,262	2,338
Due after 10 years	4,363	4,716
Mortgage-backed securities:
RMBS	878	894
CMBS	557	567
Total	$10,018	$10,505

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted total $287 million and $285 million, as of June 30, 2017 and December 31, 2016, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,616 million and $1,420 million, based on fair value as of June 30, 2017 and December 31, 2016, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $18 million and $116 million as of June 30, 2017 and December 31, 2016, respectively.

No material investments of the Company were non-income producing for Six Months 2017 and Six Months 2016, respectively.

Externally Managed Portfolio

The majority of the investment portfolio is managed by five outside managers. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally do not permit its outside managers to purchase securities rated lower than A- by S&P or A3 by Moody’s, excluding a 5% allocation to corporate securities not rated lower than BBB by S&P or Baa2 by Moody’s.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 12% and 15% of the investment portfolio, on a fair value basis as of June 30, 2017 and December 31, 2016, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

One of the Company's strategies for mitigating losses has been to purchase securities it has insured that have expected losses (loss mitigation securities), at discounted prices. In addition, the Company holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of our financial guaranties (other risk management assets). During 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities, including, among others, both controlling and non-controlling investments in investment managers.

Internally Managed Portfolio
Carrying Value

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,318	$1,492
Other invested assets	21	107
Other	67	55
Total	$1,406	$1,654

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of June 30, 2017	As of December 31, 2016	As of June 30, 2016	As of December 31, 2015
	(in millions)
Cash	$200	$118	$190	$166
Funds restricted for CIFG acquisition (1)	—	—	451	—
Restricted cash (2)	1	9	—	0
Total cash and restricted cash	$201	$127	$641	$166
____________________

(1)
On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc., the parent of financial guaranty insurer CIFGNA (the CIFG Acquisition). AGC transferred $451 million in cash to a paying agent on June 30, 2016, in anticipation of closing; the Company recorded this transaction as funds restricted for the CIFG Acquisition on the consolidated balance sheet as of June 30, 2016. AGC caused the acquisition to be consummated on July 1, 2016.

(2)	Amounts relate to cash held in trust accounts and are reported in other assets in consolidated balance sheets. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

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

The maximum amount available during 2017 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $198 million. Of such $198 million, approximately $64 million is available for distribution in the third quarter of 2017. The maximum amount available during 2017 for MAC to distribute as dividends to Municipal Assurance Holdings Inc. (MAC Holdings), which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $49 million, of which approximately $25 million is available for distribution in the third quarter of 2017. MAC currently intends to allocate the distribution of such $25 million over the remaining two quarters in 2017.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2017 for AGC to distribute as ordinary dividends is approximately $107 million. Of such $107 million, approximately $16 million is available for distribution in the third quarter of 2017.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority (Authority). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $314 million without

AG Re certifying to the Authority that it will continue to meet required margins. As of December 31, 2016, the Authority now requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of AG Re, are U.S. GAAP), subject to certain adjustments. As a result of this new requirement, certain assets previously non-admitted by AG Re are now admitted, resulting in an increase to AG Re’s statutory capital and surplus limitation. Based on the foregoing limitations, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $314 million as of June 30, 2017. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2017, AG Re had unencumbered assets of approximately $609 million.

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

Dividends and Repayments
By Insurance Company Subsidiaries

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Dividends paid by AGC to AGUS	$23	$23	$51	$23
Dividends paid by AGM to AGMH	—	32	79	127
Dividends paid by AG Re to AGL	40	25	80	50
Dividends paid by MAC to MAC Holdings (1)	12	—	24	—
Repayment of surplus note by MAC to AGM	—	100	—	100
Repayment of surplus note by MAC to MAC Holdings (1)	—	300	—	300
____________________

(1)	MAC Holdings distributed the entire amounts to AGM and AGC, in proportion to their ownership percentages.

12.	Income Taxes

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

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. AGE, the Company’s U.K. subsidiary, had previously elected under U.S. Internal Revenue Code Section 953(d) to be taxed as a U.S. company. In January 2017, AGE filed a request with the U.S. Internal Revenue Service (IRS) to revoke the election, which was approved in May 2017. As a result of the revocation of the Section 953(d) election, AGE will no longer be liable to pay future U.S. taxes beginning in 2017.

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

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 19.25% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries unless subject to U.S. tax by election. For periods subsequent to April 1, 2017, the U.K. corporation tax rate has been reduced to 19%. For the periods between April 1, 2015 and March 31, 2017, the U.K. corporation tax rate was 20%. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$44	$66	$129	$84
Tax-exempt interest	(12)	(13)	(24)	(26)
Gain on bargain purchase	—	—	(20)	—
State taxes	1	0	6	1
Change in liability for uncertain tax positions	(37)	1	(35)	2
Other	1	1	(4)	0
Total provision (benefit) for income taxes	$(3)	$55	$52	$61
Effective tax rate	(1.9)%	26.9%	10.0%	22.8%

The change in liability for uncertain tax positions is driven by the closure of the 2009 – 2012 IRS Audit, see "Audits" below for further discussion.

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

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
United States	$130	$194	$376	$249
Bermuda	28	15	161	32
U.K.	(8)	(8)	(15)	(15)
Total	$150	$201	$522	$266

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
United States	$265	$337	$739	$542
Bermuda	47	59	104	101
U.K.	(4)	0	(8)	(2)
Total	$308	$396	$835	$641

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

As part of the Radian Asset Acquisition, the Company acquired $19 million of foreign tax credits (FTC) which will expire in 2020. In addition, AGE revoked its election to be taxed as a US company in 2017, and as a result, will most likely not be able to utilize its FTC of $1 million. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

As of June 30, 2017, AGUS had open tax years with the IRS for 2009 forward and was under audit for the 2009-2012 tax years. In December 2016, the IRS issued a Revenue Agent Report (RAR) which did not identify any material adjustments that were not already accounted for in the prior periods. In April 2017, the Company received a final letter from the IRS to close the audit with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in Second Quarter 2017. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2013 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2014 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2013 forward.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.4 million for Six Months 2017 and $2 million for 2016. As of June 30, 2017 and December 31, 2016, the Company has accrued $2 million and $7 million of interest, respectively.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of June 30, 2017 and December 31, 2016 that would affect the effective tax rate, if recognized, was $21 million and $57 million, respectively. The reduction in reserves is driven by the closure of the 2009- 2012 IRS Audit.

13.	Reinsurance and Other Monoline Exposures

The Company assumes exposure (Assumed Business) and may cede portions of exposure it has insured (Ceded Business) in exchange for premiums, net of ceding commissions. Substantially all of the Company’s Assumed Business and Ceded Business relates to financial guaranty insurance, except for a modest amount that relates to non-financial guaranty business assumed by AGRO. The Company historically entered into, and with respect to new business originated by AGRO continues to enter into, ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks.

 The following table presents the components of premiums and losses reported in the consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and non-financial guaranty).
Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Premiums Written:
Direct	$72	$42	$181	$63
Assumed (1)	7	(6)	9	(8)
Ceded (2)	(1)	0	10	(17)
Net	$78	$36	$200	$38
Premiums Earned:
Direct	$163	$220	$330	$410
Assumed	8	5	14	13
Ceded	(9)	(11)	(18)	(26)
Net	$162	$214	$326	$397
Loss and LAE:
Direct	$79	$101	$146	$210
Assumed	(3)	11	0	(3)
Ceded	(4)	(10)	(15)	(15)
Net	$72	$102	$131	$192
 ____________________

(1)	Negative assumed premiums written were due to changes in expected debt service schedules.

(2)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

In addition to the items presented in the table above, the Company records in the consolidated statements of operations, the effect of assumed and ceded credit derivative exposures. These amounts were losses of $33 thousand in Second Quarter 2017, $1.4 million in Second Quarter 2016, $0.6 million for Six Months 2017 and $1.7 million for Six Months 2016 .

Amounts Due (To) From All Reinsurers
As of June 30, 2017

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
Reinsurers rated investment grade	$10	$(12)	$5	$47
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited	—	(4)	—	37
Syncora	13	(18)	—	(5)
Ambac	31	—	(2)	—
MBIA	0	—	(7)	—
Financial Guaranty Insurance Company and FGIC UK Limited	4	—	(17)	—
Ambac Assurance Corp. Segregated Account	6	—	(46)	—
Subtotal	54	(22)	(72)	32
Total	$64	$(34)	$(67)	$79

Assumed and Ceded Financial Guaranty Business

The Company assumes financial guaranty business (Assumed Financial Guaranty Business) from third party insurers, primarily other monoline financial guaranty companies. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a portion of the ceding company's premium for the insured risk (typically, net of a ceding commission). The Company’s facultative and treaty agreements are generally subject to termination at the option of the ceding company:

•	if the Company fails to meet certain financial and regulatory criteria and to maintain a specified minimum financial strength rating, or

•	upon certain changes of control of the Company.

Upon termination under these conditions, the Company may be required (under some of its reinsurance agreements) to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves calculated on a statutory basis of accounting, attributable to reinsurance assumed pursuant to such agreements after which the Company would be released from liability with respect to the Assumed Financial Guaranty Business.

Upon the occurrence of the conditions set forth in the first bullet above, whether or not an agreement is terminated, the Company may be required to obtain a letter of credit or alternative form of security to collateralize its obligation to perform under such agreement or it may be obligated to increase the level of ceding commission paid.

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force Assumed Financial Guaranty Business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional required payment. As of June 30, 2017, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $51 million and $17 million, respectively.

The Company has ceded financial guaranty business to non-affiliated companies to limit its exposure to risk. Under these relationships, the Company ceded a portion of its insured risk to the reinsurer in exchange for the reinsurer receiving a share of the Company's premiums for the insured risk (typically, net of a ceding commission). The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. The Company’s ceded contracts generally allow the Company to recapture ceded financial guaranty business after certain triggering events, such as reinsurer downgrades.

Effective as of March 1, 2017, the Company entered into a commutation agreement to reassume the entire portfolio previously ceded to one of its unaffiliated reinsurers. The size of such portfolio was approximately $1.0 billion of par, consisting predominantly (over 97%) of U.S. public finance and international public and project finance exposures. For such reassumption, the Company received the statutory unearned premium and loss and loss adjustment expense reserves outstanding as of the commutation date, plus a commutation premium and, as a result, the Company recorded a gain of $73 million in other income in the first quarter of 2017. There were no commutations in Second Quarter 2017, Second Quarter 2016 and Six Months 2016.

Other Exposures to Monoline Financial Guaranty Insurers

In addition to the Company’s assumed and ceded reinsurance arrangements with other monoline financial guaranty insurers, the Company may also have exposure to such companies in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by such other monoline financial guaranty insurers. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of June 30, 2017, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $103 million insured by National Public Finance Guarantee Corporation (National), $69 million insured by Ambac, $139 million insured by FGIC UK Limited and $8 million insured by other guarantors.

Reinsurance and Other Exposures to Monolines

	Par Outstanding
	As of June 30, 2017
Reinsurer	Ceded Par Outstanding (1)	Assumed Par Outstanding	Second-to- Pay Insured Par Outstanding (2)
	(in millions)
Reinsurers rated investment grade:
Tokio Marine & Nichido Fire Insurance Co., Ltd. (3) (4)	$3,200	$—	$—
National	—	3,737	3,758
Subtotal	3,200	3,737	3,758
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited (3)	3,167	—	—
Syncora (3)	2,027	675	1,122
ACA Financial Guaranty Corp.	505	—	12
Ambac	112	5,437	2,339
MBIA	—	148	811
Financial Guaranty Insurance Company and FGIC UK Limited	—	377	954
Ambac Assurance Corp. Segregated Account	—	576	53
Subtotal	5,811	7,213	5,291
Other (3)	30	114	372
Total	$9,041	$11,064	$9,421
____________________

(1)	Of the total ceded par to reinsurers rated BIG or not rated, $347 million is rated BIG.

(2)	The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG, and/or not rated, is $746 million.

(3)	The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of June 30, 2017 was approximately $312 million.

(4)    The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

Assumed and Ceded Non-Financial Guaranty Business

As described in Note 4, Outstanding Exposure, Non-Financial Guaranty Insurance, the Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also retrocedes some of this business to third party reinsurers. The downgrade of AGRO’s financial strength rating by S&P below “A” would require AGRO to post, as of June 30, 2017, an estimated $5 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of June 30, 2017, an estimated $5 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded business upon certain triggering events, such as reinsurer rating downgrades.

Excess of Loss Reinsurance Facility

AGC, AGM and MAC entered into a $360 million aggregate excess of loss reinsurance facility with a number of reinsurers, effective as of January 1, 2016, that covers losses occurring either from January 1, 2016 through December 31, 2023, or January 1, 2017 through December 31, 2024, at the option of AGC, AGM and MAC. It terminates on January 1, 2018, unless AGC, AGM and MAC choose to extend it. The facility covers certain U.S. public finance credits insured or reinsured by

AGC, AGM and MAC as of September 30, 2015, excluding credits that were rated non-investment grade as of December 31, 2015 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the credits excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $1.25 billion in the aggregate. The facility covers a portion of the next $400 million of losses, with the reinsurers assuming pro rata in the aggregate $360 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $40 million. The reinsurers are required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurers their share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $9 million of premiums in 2016 for the term January 1, 2016 through December 31, 2016 and approximately $9 million of premiums for January 1, 2017 through December 31, 2017.

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, the Company has commenced a number of legal actions in the U.S. District Court for the District of Puerto Rico to enforce its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See the "Exposure to Puerto Rico" section of Note 4, Outstanding Exposure, for a description of such actions. See also the "Recovery Litigation" section of Note 5, Expected Loss to be Paid, for a description of recovery litigation unrelated to Puerto Rico. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

Proceedings Resolved Since December 31, 2016

On December 22, 2014, Deutsche Bank National Trust Company, as indenture trustee for the AAA Trust 2007-2 Re-REMIC (the Trustee), filed a “trust instructional proceeding” petition in the State of California Superior Court (Probate Division, Orange County), seeking the court’s instruction as to how it should allocate the losses resulting from its December 2014 sale of four RMBS owned by the AAA Trust 2007-2 Re-REMIC. This sale of approximately $70 million principal balance of RMBS was made pursuant to AGC’s liquidation direction in November 2014, and resulted in approximately $27 million of gross proceeds to the Re-REMIC. On December 22, 2014, AGC directed the indenture trustee to allocate to the uninsured Class A-3 Notes the losses realized from the sale. On May 4, 2015, the Superior Court rejected AGC’s allocation direction, and ordered the Trustee to allocate to the Class A-3 noteholders a pro rata share of the $27 million of gross proceeds. On May 17, 2017, the California Court of Appeal upheld the Superior Court’s rejection of AGC’s allocation direction. On June 15, 2017, the California Court of Appeal denied AGC’s petition for a rehearing, pursuant to an order that modified its initial opinion and affirmed the Superior Court’s May 4, 2015 order.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of June 30, 2017		As of December 31, 2016
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	496	500	496
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	843	850	843
AGMH(3):
67/8% QUIBS (1)	100	69	100	69
6.25% Notes (1)	230	142	230	141
5.6% Notes (1)	100	56	100	56
Junior Subordinated Debentures (2)	300	189	300	187
Total AGMH	730	456	730	453
AGM(3):
AGM Notes Payable	8	9	9	10
Total AGM	8	9	9	10
Purchased debt (4)	(22)	(14)	—	—
Total	$1,566	$1,294	$1,589	$1,306
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)
 Carrying amounts are different than principal amounts due primarily to fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

(4)	In June 2017, AGUS purchased $22 million principal amount of AGMH's outstanding Junior Subordinated Debentures.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2016, AGUS repaid $20 million in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of June 30, 2017, $70 million remained outstanding.

Committed Capital Securities

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. The custodial trusts were created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company does not consider itself to be the primary beneficiary of the trusts and the trusts are not consolidated in Assured Guaranty's financial statements.

The trusts provide AGC and AGM access to new equity capital at their respective sole discretion through the exercise of the put options. Upon AGC's or AGM's exercise of its put option, the relevant trust will liquidate its portfolio of eligible assets and use the proceeds to purchase the AGC or AGM preferred stock, as applicable. AGC or AGM may use the proceeds from its sale of preferred stock to the trusts for any purpose, including the payment of claims. The put agreements have no scheduled termination date or maturity. However, each put agreement will terminate if (subject to certain grace periods) specified events occur. Both AGC and AGM continue to have the ability to exercise their respective put options and cause the related trusts to purchase their preferred stock.

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 basis points, and the annualized rate on the AGM CPS is one-month LIBOR plus 200 basis points.

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.    Earnings Per Share

Computation of EPS

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Basic EPS:
Net income (loss) attributable to AGL	$153	$146	$470	$205
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$153	$146	$470	$205
Basic shares	121.3	134.0	123.3	135.1
Basic EPS	$1.26	$1.09	$3.81	$1.52

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$153	$146	$470	$205
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$153	$146	$470	$205

Basic shares	121.3	134.0	123.3	135.1
Dilutive securities:
Options and restricted stock awards	1.4	0.8	1.6	0.8
Diluted shares	122.7	134.8	124.9	135.9
Diluted EPS	$1.24	$1.09	$3.76	$1.51
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.6	0.1	0.7

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2017

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2017	$170	$66	$(37)	$7	$206
Other comprehensive income (loss) before reclassifications	62	46	10	—	118
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	(8)	—	—	(14)
Net investment income	—	—	—	—	—
Interest expense	—	—	—	0	0
Total before tax	(6)	(8)	—	0	(14)
Tax (provision) benefit	2	3	—	0	5
Total amount reclassified from AOCI, net of tax	(4)	(5)	—	0	(9)
Net current period other comprehensive income (loss)	58	41	10	0	109
Balance, June 30, 2017	$228	$107	$(27)	$7	$315

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, March 31, 2016	$350	$(21)	$(18)	$8	$319
Other comprehensive income (loss) before reclassifications	84	(6)	(8)	—	70
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(13)	4	—	—	(9)
Net investment income	—	—	—	—	—
Interest expense	—	—	—	(1)	(1)
Total before tax	(13)	4	—	(1)	(10)
Tax (provision) benefit	5	(1)	—	0	4
Total amount reclassified from AOCI, net of tax	(8)	3	—	(1)	(6)
Net current period other comprehensive income (loss)	76	(3)	(8)	(1)	64
Balance, June 30, 2016	$426	$(24)	$(26)	$7	$383

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2017

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Other comprehensive income (loss) before reclassifications	106	96	12	—	214
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(47)	1	—	—	(46)
Net investment income	(28)	—	—	—	(28)
Interest expense	—	—	—	0	0
Total before tax	(75)	1	—	0	(74)
Tax (provision) benefit	26	0	—	0	26
Total amount reclassified from AOCI, net of tax	(49)	1	—	0	(48)
Net current period other comprehensive income (loss)	57	97	12	0	166
Balance, June 30, 2017	$228	$107	$(27)	$7	$315

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	179	(23)	(10)	—	146
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(17)	21	—	—	4
Net investment income	(3)	—	—	—	(3)
Interest expense	—	—	—	(1)	(1)
Total before tax	(20)	21	—	(1)	0
Tax (provision) benefit	7	(7)	—	0	0
Total amount reclassified from AOCI, net of tax	(13)	14	—	(1)	0
Net current period other comprehensive income (loss)	166	(9)	(10)	(1)	146
Balance, June 30, 2016	$426	$(24)	$(26)	$7	$383

Share Repurchase

The following table presents share repurchases since January 2016.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2016 (January 1 - March 31)	3,038,928	$75	$24.69
2016 (April 1 - June 30)	2,331,474	60	25.73
2016 (July 1 - September 30)	2,050,229	55	26.83
2016 (October 1 - December 31, 2016)	3,300,617	116	35.09
Total 2016	10,721,248	306	28.53
2017 (January 1 - March 31)	5,430,041	216	39.83
2017 (April 1 - June 30, 2017)	3,456,711	135	39.05
2017 (July 1 - through August 2, 2017)	685,243	$30	43.78
Total 2017	9,571,995	381	39.84
Cumulative repurchases since the beginning of 2013	78,215,202	2,096	26.80

The Board of Directors (the Board) most recently authorized share repurchases on February 22, 2017, when it authorized an additional $300 million of share repurchases. The total remaining capacity for share repurchases under Board authorizations was $168 million as of August 2, 2017. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$27	$144	$28	$11,593	$(321)	$11,471
Investment in subsidiaries	6,713	6,083	4,096	302	(17,194)	—
Premiums receivable, net of commissions payable	—	—	—	1,049	(133)	916
Ceded unearned premium reserve	—	—	—	1,058	(884)	174
Deferred acquisition costs	—	—	—	153	(46)	107
Reinsurance recoverable on unpaid losses	—	—	—	394	(316)	78
Credit derivative assets	—	—	—	51	(45)	6
Deferred tax asset, net	—	—	—	491	(100)	391
Intercompany receivable	—	—	—	70	(70)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	757	—	757
Dividend receivable from affiliate	—	—	—	—	—	—
Other	16	119	45	907	(332)	755
TOTAL ASSETS	$6,756	$6,346	$4,169	$16,825	$(19,441)	$14,655
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,707	$(959)	$3,748
Loss and LAE reserve	—	—	—	1,548	(280)	1,268
Long-term debt	—	843	456	9	(14)	1,294
Intercompany payable	—	70	—	300	(370)	—
Credit derivative liabilities	—	—	—	412	(45)	367
Deferred tax liabilities, net	—	3	87	—	(90)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	820	—	820
Dividend payable to affiliate	—	—	—	—	—	—
Other	6	24	22	821	(465)	408
TOTAL LIABILITIES	6	940	565	8,617	(2,223)	7,905
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,750	5,406	3,604	7,906	(16,916)	6,750
Noncontrolling interest	—	—	—	302	(302)	—
TOTAL SHAREHOLDERS' EQUITY	6,750	5,406	3,604	8,208	(17,218)	6,750
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,756	$6,346	$4,169	$16,825	$(19,441)	$14,655

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$384	$22	$11,029	$(368)	$11,103
Investment in subsidiaries	6,164	5,696	3,799	296	(15,955)	—
Premiums receivable, net of commissions payable	—	—	—	699	(123)	576
Ceded unearned premium reserve	—	—	—	1,099	(893)	206
Deferred acquisition costs	—	—	—	156	(50)	106
Reinsurance recoverable on unpaid losses	—	—	—	484	(404)	80
Credit derivative assets	—	—	—	69	(56)	13
Deferred tax asset, net	—	16	—	597	(116)	497
Intercompany receivable	—	—	—	70	(70)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	876	—	876
Dividend receivable from affiliate	300	—	—	—	(300)	—
Other	11	78	26	801	(222)	694
TOTAL ASSETS	$6,511	$6,174	$3,847	$16,176	$(18,557)	$14,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,488	$(977)	$3,511
Loss and LAE reserve	—	—	—	1,596	(469)	1,127
Long-term debt	—	843	453	10	—	1,306
Intercompany payable	—	70	—	300	(370)	—
Credit derivative liabilities	—	—	—	458	(56)	402
Deferred tax liabilities, net	—	—	88	—	(88)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	958	—	958
Dividend payable to affiliate	—	300	—	—	(300)	—
Other	7	3	14	665	(346)	343
TOTAL LIABILITIES	7	1,216	555	8,475	(2,606)	7,647
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,504	4,958	3,292	7,405	(15,655)	6,504
Noncontrolling interest	—	—	—	296	(296)	—
TOTAL SHAREHOLDERS’ EQUITY	6,504	4,958	3,292	7,701	(15,951)	6,504
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,511	$6,174	$3,847	$16,176	$(18,557)	$14,151

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$166	$(4)	$162
Net investment income	0	1	0	101	(1)	101
Net realized investment gains (losses)	—	0	0	30	(15)	15
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	5	0	5
Net unrealized gains (losses)	—	—	—	(11)	—	(11)
Net change in fair value of credit derivatives	—	—	—	(6)	0	(6)
Other	2	—	—	83	(49)	36
TOTAL REVENUES	2	1	0	374	(69)	308
EXPENSES
Loss and LAE	—	—	—	40	32	72
Amortization of deferred acquisition costs	—	—	—	6	(2)	4
Interest expense	—	12	14	3	(4)	25
Other operating expenses	10	1	0	89	(43)	57
TOTAL EXPENSES	10	13	14	138	(17)	158
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(12)	(14)	236	(52)	150
Total (provision) benefit for income taxes	—	3	6	(24)	18	3
Equity in net earnings of subsidiaries	161	138	118	6	(423)	—
NET INCOME (LOSS)	$153	$129	$110	$218	$(457)	$153
Less: noncontrolling interest	—	—	—	6	(6)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$153	$129	$110	$212	$(451)	$153

COMPREHENSIVE INCOME (LOSS)	$262	$224	$124	$293	$(641)	$262

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$222	$(8)	$214
Net investment income	0	0	0	98	—	98
Net realized investment gains (losses)	0	—	0	10	—	10
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	24	—	24
Net unrealized gains (losses)	—	—	—	39	—	39
Net change in fair value of credit derivatives	—	—	—	63	—	63
Other	0	—	—	11	—	11
TOTAL REVENUES	0	0	0	404	(8)	396
EXPENSES
Loss and LAE	—	—	—	104	(2)	102
Amortization of deferred acquisition costs	—	—	—	7	(2)	5
Interest expense	—	13	14	2	(4)	25
Other operating expenses	8	0	0	55	—	63
TOTAL EXPENSES	8	13	14	168	(8)	195
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(8)	(13)	(14)	236	—	201
Total (provision) benefit for income taxes	—	4	5	(65)	1	(55)
Equity in net earnings of subsidiaries	154	140	114	14	(422)	—
NET INCOME (LOSS)	$146	$131	$105	$185	$(421)	$146
Less: noncontrolling interest	—	—	—	14	(14)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$146	$131	$105	$171	$(407)	$146

COMPREHENSIVE INCOME (LOSS)	$210	$166	$125	$248	$(539)	$210

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$333	$(7)	$326
Net investment income	0	1	0	224	(2)	223
Net realized investment gains (losses)	—	0	0	62	(15)	47
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	20	0	20
Net unrealized gains (losses)	—	—	—	28	—	28
Net change in fair value of credit derivatives	—	—	—	48	0	48
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58	—	58
Other	5	—	—	225	(97)	133
TOTAL REVENUES	5	1	0	950	(121)	835
EXPENSES
Loss and LAE	—	—	—	51	80	131
Amortization of deferred acquisition costs	—	—	—	11	(3)	8
Interest expense	—	24	27	5	(7)	49
Other operating expenses	20	7	1	195	(98)	125
TOTAL EXPENSES	20	31	28	262	(28)	313
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(15)	(30)	(28)	688	(93)	522
Total (provision) benefit for income taxes	—	9	11	(100)	28	(52)
Equity in net earnings of subsidiaries	485	337	254	14	(1,090)	—
NET INCOME (LOSS)	$470	$316	$237	$602	$(1,155)	$470
Less: noncontrolling interest	—	—	—	14	(14)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$470	$316	$237	$588	$(1,141)	$470

COMPREHENSIVE INCOME (LOSS)	$636	$468	$316	$730	$(1,514)	$636

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$414	$(17)	$397
Net investment income	0	0	0	198	(1)	197
Net realized investment gains (losses)	0	—	0	(2)	(1)	(3)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	32	0	32
Net unrealized gains (losses)	—	—	—	(29)	—	(29)
Net change in fair value of credit derivatives	—	—	—	3	0	3
Other	0	—	—	47	0	47
TOTAL REVENUES	0	0	0	660	(19)	641
EXPENSES
Loss and LAE	—	—	—	197	(5)	192
Amortization of deferred acquisition costs	—	—	—	14	(5)	9
Interest expense	—	26	27	5	(7)	51
Other operating expenses	16	0	1	107	(1)	123
TOTAL EXPENSES	16	26	28	323	(18)	375
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(16)	(26)	(28)	337	(1)	266
Total (provision) benefit for income taxes	—	9	10	(81)	1	(61)
Equity in net earnings of subsidiaries	221	190	190	23	(624)	—
NET INCOME (LOSS)	$205	$173	$172	$279	$(624)	$205
Less: noncontrolling interest	—	—	—	23	(23)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$205	$173	$172	$256	$(601)	$205

COMPREHENSIVE INCOME (LOSS)	$351	$246	$210	$426	$(882)	$351

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$387	$109	$55	$264	$(617)	$198
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(54)	(5)	(1,089)	5	(1,143)
Sales	—	79	6	693	—	778
Maturities	—	7	0	455	—	462
Sales (purchases) of short-term investments, net	9	206	(8)	(187)	—	20
Net proceeds from financial guaranty variable entities’ assets	—	—		81	—	81
Investment in subsidiaries	—	(28)	—	(139)	167	—
Proceeds from sale of subsidiaries	—	—	—	139	(139)	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	68	—	68
Net cash flows provided by (used in) investing activities	9	210	(7)	116	33	361
Cash flows from financing activities
Capital contribution	—	—	25	3	(28)	—
Dividends paid	(36)	(320)	(73)	(224)	617	(36)
Repurchases of common stock	(351)	—	—	—	—	(351)
Repurchases of common stock to pay withholding taxes	(12)	—	—	—	—	(12)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(86)	—	(86)
Repayment/ extinguishment of long-term debt	—	—	—	(1)	(5)	(6)
Proceeds from options exercises	3	—	—	—	—	3
Net cash flows provided by (used in) financing activities	(396)	(320)	(48)	(308)	584	(488)
Effect of exchange rate changes	—	—	—	3	—	3
Increase (decrease) in cash and restricted cash	—	(1)	—	75	—	74
Cash and restricted cash at beginning of period	0	1	0	126	—	127
Cash and restricted cash at end of period	$0	$0	$0	$201	$—	$201

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$202	$31	$101	$139	$(520)	$(47)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(32)	—	(474)	—	(510)
Sales	4	—	10	725	—	739
Maturities	—	21	—	624	—	645
Sales (purchases) of short-term investments, net	(31)	(12)	(11)	(136)	—	(190)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	556	—	556
Investment in subsidiaries	—	—	—	4	(4)	—
Other	—	—	—	(12)	—	(12)
Net cash flows provided by (used in) investing activities	(31)	(23)	(1)	1,287	(4)	1,228
Cash flows from financing activities
Return of capital	—	—	—	(4)	4	—
Dividends paid	(35)	(103)	(103)	(314)	520	(35)
Repurchases of common stock	(135)	—	—	—	—	(135)
Share repurchases to pay withholding taxes	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(531)	—	(531)
Payment of long-term debt	—	—	—	(1)	—	(1)
Proceeds from options exercises	1	—	—	—	—	1
Net cash flows provided by (used in) financing activities	(171)	(103)	(103)	(850)	524	(703)
Effect of exchange rate changes	—	—	—	(3)	—	(3)
Increase (decrease) in cash and restricted cash	—	(95)	(3)	573	—	475
Cash and restricted cash at beginning of period	0	95	8	63	—	166
Cash and restricted cash at end of period	$0	$0	$5	$636	$—	$641

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

•
the impact of changes in the world’s economy and credit and currency markets and in applicable laws or regulations relating to the decision of the United Kingdom (U.K.) to exit the European Union (EU);

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

Economic Environment

The positive economic momentum observed in the United States (U.S.) since the beginning of 2016 continued in the three-month period ended June 30, 2017 (Second Quarter 2017). According to the U.S. Bureau of Labor Statistics (BLS), for the months of April, May and June 2017, the U.S. economy added an estimated 571 thousand jobs. Additionally, the BLS estimated that the seasonally adjusted monthly unemployment rate fell to 4.4% in June 2017, down from 4.5% in March 2017 and 4.7% in December 2016. In May 2017, the unemployment rate fell to a 16-year low of 4.3%.

Real GDP increased at an annualized rate of 1.4% in the first quarter of 2017, which is double the amount estimated in May. This represents the twelfth consecutive quarter of positive growth in real GDP.

U.S. home prices also continued to rise, as measured by the S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) CoreLogic Case-Shiller U.S. National Home Price Index. That index rose 5.5% over the 12 months ended April 2017.

On June 14, 2017, the Federal Open Market Committee (FOMC) increased the target range for the federal funds rate by 25 basis points to between 1.00% and 1.25%, and reiterated its prior position that an additional rate hike in 2017 was likely. In its statement, the FOMC pointed to continued strength in the labor market, increased household spending, and expanded business investments as the primary drivers to the increase in the federal funds rate. Additionally, in May, it indicated plans to gradually sell off a portion of its Treasury and mortgage-related bonds. This positive view of the U.S. market was reflected in rising stock prices during the quarter. Both the Dow Jones Industrial Average and the S&P 500 Index set all-time record levels during the quarter, and the New York Stock Exchange Financials Index was up nearly 4% for the second consecutive quarter.

While average municipal interest rates in 2017 remained above the historic lows experienced in 2016, they are still well below the levels experienced prior to the financial crisis. The 30-year AAA MMD rates reached historic lows during 2016, and were at times below 2%. Since July 2016, the 30-year AAA MMD rate increased from a low of 1.95% to a Second Quarter 2017 high of 3.06%. Since then, that 30-year AAA MMD rate has declined to 2.79% on July 14, 2017. The Second Quarter 2017 high of 3.06% was still well below the experience from 2000 through 2009, when the MMD averaged 4.77%, with a high of 6.04% and a low of 3.81%. The AAA MMD curve is a yield curve produced daily to represent a fair value offer-side of the highest-grade AAA rated state GO’s, as determined by the MMD analyst team at Thomson Reuters.

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$153	$146	$470	$205
Operating income (non-GAAP)(1)	141	136	414	259
Gain (loss) related to the effect of consolidating FG VIEs (FG VIE consolidation) included in operating income	5	(3)	10	7

Net income (loss) per diluted share	$1.24	$1.09	$3.76	$1.51
Operating income per share (non-GAAP)(1)	1.16	1.01	3.32	1.91
Gain (loss) related to FG VIE consolidation included in operating income per share	0.05	(0.02)	0.08	0.05

Diluted shares	122.7	134.8	124.9	135.9

Gross written premiums (GWP)	$79	$36	$190	$55
Present value of new business production (PVP)(1)	70	41	169	79
Gross par written	5,140	4,775	9,831	7,524

	As of June 30, 2017		As of December 31, 2016
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,750	$56.40	$6,504	$50.82
Non-GAAP operating shareholders' equity(1)	6,502	54.34	6,386	49.89
Non-GAAP adjusted book value(1)	8,793	73.48	8,506	66.46
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	3	0.03	(7)	(0.06)
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(13)	(0.10)	(24)	(0.18)
Common shares outstanding (2)	119.7		128.0
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

Second Quarter 2017

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

Net income for Second Quarter 2017 was $153 million compared with $146 million in Second Quarter 2016. The increase was primarily attributable to lower loss and loss adjustment expenses (LAE) and lower income taxes, partially offset by lower net earned premiums, and fair value losses on credit derivatives compared to fair value gains in Second Quarter 2016.

The Company reported operating income (non-GAAP) of $141 million in Second Quarter 2017, compared with $136 million in Second Quarter 2016. The increase in operating income was primarily due to lower operating loss and LAE and lower income taxes, partially offset by lower net earned premiums and credit derivative revenues.

Shareholders' equity increased since December 31, 2016 due primarily to positive net income (including the effect of the acquisition of MBIA UK Insurance Limited (MBIA UK Acquisition)) and higher net unrealized gains on available for sale investment securities recorded in accumulated other comprehensive income (AOCI), partially offset by share repurchases and dividends. Non-GAAP operating shareholders' equity and non-GAAP adjusted book value also increased since December 31, 2016 due primarily to the MBIA UK Acquisition, new business production and commutations, offset in part by share repurchases and dividends. Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share benefited from the repurchase of 8.9 million common shares in Six Months 2017.

Six Months 2017

Net income for Six Months 2017 was $470 million compared with $205 million in Six Months 2016. The increase was due primarily to MBIA UK Acquisition, the gain on the commutation of a portfolio of previously ceded business from one of the Company's reinsurers, lower loss and LAE, higher fair value gains on credit derivatives and a lower effective tax rate due in part to the release of reserves for uncertain tax positions.

The Company reported operating income (non-GAAP) of $414 million in Six Months 2017, compared with $259 million in Six Months 2016. The increase in operating income was primarily due to the MBIA UK Acquisition, the gain on the commutation of a portfolio of previously ceded business from one of the Company's reinsurers, lower operating loss and LAE and lower income taxes.

Key Business Strategies

The Company continually evaluates its business strategies. Currently, the Company is pursuing the following business strategies, each described in more detail below:

•	New business production

•	Capital management

•	Alternative strategies to create value, including through acquisitions, investments and commutations

•	Loss mitigation

New Business Production

The Company believes high-profile defaults by municipal obligors, such as Puerto Rico, Detroit, Michigan and Stockton, California have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance:

•	encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds;

•	enables institutional investors to operate more efficiently; and

•	allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

On the other hand, the persistently low interest rate environment has dampened demand for bond insurance and, after a number of years in which the Company was essentially the only financial guarantor, there is now one other financial guarantor active in one of its markets.

U.S. Municipal Market Data and Penetration Rates (1)
Based on Sale Date

	Six Months 2017	Six Months 2016	Year Ended December 31, 2016
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$187.2	$214.9	$423.7
Total insured	$11.8	$12.9	$25.3
Insured by Assured Guaranty	$7.0	$6.9	$14.2
Number of issues:
New municipal bonds issued	5,280	6,428	12,271
Total insured	865	976	1,889
Insured by Assured Guaranty	438	465	904
Market penetration based on:
Par	6.3%	6.0%	6.0%
Number of issues	16.4%	15.2%	15.4%
Single A par sold	27.8%	25.9%	22.6%
Single A transactions sold	59.4%	57.5%	55.8%
$25 million and under par sold	20.0%	17.7%	17.8%
$25 million and under transactions sold	19.0%	17.3%	17.5%
____________________
(1)    Source: Thomson Reuters.

New Business Production

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Gross Written Premiums
Public Finance—U.S.	$44	$33	$95	$48
Public Finance—non-U.S.	26	7	84	15
Structured Finance—U.S.	1	(3)	2	(6)
Structured Finance—non-U.S.	8	(1)	9	(2)
Total gross written premiums	$79	$36	$190	$55

PVP (1):
Public Finance—U.S.	$46	$33	$98	$64
Public Finance—non-U.S.	14	7	54	14
Structured Finance—U.S. (2)	0	1	5	1
Structured Finance—non-U.S. (3)	10	—	12	—
Total PVP	$70	$41	$169	$79
Gross Par Written:
Public Finance—U.S.	$4,832	$4,366	$8,262	$7,115
Public Finance—non-U.S.	181	406	1,171	406
Structured Finance—U.S. (2)	—	3	243	3
Structured Finance—non-U.S. (3)	127	—	155	—
Total gross par written	$5,140	$4,775	$9,831	$7,524
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)    Includes a capital relief triple-X excess of loss life reinsurance transaction written in 2017.

(3)    Relates to reinsurance of aircraft residual value insurance (RVI) policies.

Second Quarter 2017

GWP include amounts collected upfront on new business written, the present value of future premiums on new business written (discounted at risk free rates), as well as the effects of changes in the estimated lives of transactions in the inforce book of business. In Second Quarter 2017, GWP increased to $79 million from $36 million in Second Quarter 2016, due to increased new business production in public finance and international structured finance. The difference between GWP and PVP relates primarily to the difference in discount rates used in the calculation of PVP compared with GWP and the inclusion in GWP of the effects of changes in the remaining lives of transactions in the existing insured portfolio.

U.S. public finance PVP increased in Second Quarter 2017 compared with the comparable prior-year period due to higher par written in both the primary and secondary market. The Company's market share, based on par, rose to 62% in Second Quarter 2017 from 53% in Second Quarter 2016. Assured Guaranty's secondary market PVP more than tripled to $13 million in Second Quarter 2017 compared with the comparable prior year period. Assured Guaranty once again guaranteed the majority of insured par issued in Second Quarter 2017 while maintaining an A- average rating on new business written.

Outside the U.S., the Company generated $14 million of public finance PVP, all in the U.K., in Second Quarter 2017, compared with $7 million in Second Quarter 2016. In Second Quarter 2017, the Company guaranteed a university housing transaction and provided a senior liquidity guarantee as part of a recent European infrastructure refinancing. The Company believes its financial guaranty product is competitive with other financing options in certain segments of the infrastructure market.  Future business activity will be influenced by the typically long lead times for these types of transactions.

In addition, the Company generated $10 million of non-U.S. structured finance PVP in Second Quarter 2017 by providing reinsurance of aircraft RVI policies.

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

Six Months 2017

In Six Months 2017, GWP increased to $190 million from $55 million in Six Months 2016, due to increased new business production in public finance and international structured finance. U.S. public finance PVP increased in Six Months 2017 compared with the comparable prior year period due to higher par written in both the primary and secondary market. while maintaining an A- average rating on new business written. Outside the U.S., the Company generated $54 million of public PVP primarily attributable to two university housing transactions and one hospital transaction in the first quarter of 2017, several secondary market transactions and Second Quarter 2017 transactions described above. The non-U.S. structured finance PVP in Six Months 2017 related to the reinsurance of aircraft RVI policies described above.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

From 2013 through August 2, 2017, the Company has repurchased 78.2 million common shares for approximately $2,096 million, excluding commissions. The Board of Directors most recently authorized share repurchases on February 22, 2017, when it authorized an additional $300 million in share repurchases. As of August 2, 2017, $168 million remains available under the Company's share repurchase authorizations. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016	306	10.7	28.53
2017 (January 1 - March 31)	216	5.4	39.83
2017 (April 1 - June 30)	135	3.5	39.05
2017 (through August 2)	30	0.7	43.78
Cumulative repurchases since the beginning of 2013	$2,096	78.2	$26.80

Accretive Effect of Cumulative Repurchases (1)

	Second Quarter 2017	Six Months 2017	As of June 30, 2017
	(per share)
Net income	$0.41	$1.27
Operating income (non-GAAP)	0.38	1.11
Shareholders' equity			$11.58
Non-GAAP operating shareholders' equity			10.79
Non-GAAP adjusted book value			18.23
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In December 2016, Assured Guaranty Municipal Corp. (AGM) repurchased $300 million of its common stock from its parent, Assured Guaranty Municipal Holdings Inc. (AGMH). Subsequently, AGMH distributed the proceeds as dividends to its immediate parent, Assured Guaranty US Holdings Inc. (AGUS), and in 2017, AGUS began using these proceeds to pay dividends to AGL. AGL has used these funds predominantly to repurchase its publicly traded common shares. See Part I, Item 1, Financial Statements, Note 11, Insurance Company Regulatory Requirements, for additional information about dividends the Company's insurance companies may pay and have paid.

The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in Second Quarter 2017, AGUS purchased $22 million of AGMH's outstanding Junior Subordinated Debentures. The Company may choose to make additional purchases of this or other Company debt in the future.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade financial guaranty and credit default swap (CDS) contracts with net par of $131 million and $2.2 billion in Second Quarter 2017 and Second Quarter 2016, respectively. The Company terminated investment grade financial guaranty and CDS contracts with net par of $298 million and $4.1 billion in Six Months 2017 and Six Months 2016, respectively. Please see Part I, Item 1, Financial Statements, Note 6, Contract Accounted for as Insurance and Note 8, Contract Accounted for as Credit Derivatives, for additional information on the effect of terminations on the consolidated statements of operations.

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

MBIA UK Insurance Limited. On January 10, 2017 (the MBIA UK Acquisition Date), Assured Guaranty Corp. (AGC) completed its acquisition of MBIA UK. Please refer to Part I, Item I, Financial Statements, Note 2, Acquisitions, for additional information. In Six Months 2017, the acquisition contributed net income of approximately $0.90 per share including the bargain purchase gain, gain on settlement of pre-existing relationships, realized gain on Zohar II Notes, and activity since the MBIA UK Acquisition Date. The effect on operating income was approximately $0.57 per share in Six Months 2017. Shareholders' equity and non-GAAP operating shareholders' equity benefited by $0.65 per share and non-GAAP adjusted book value benefited by $2.52 per share as of the MBIA UK Acquisition Date.

    MBIA UK changed its name to Assured Guaranty (London) Ltd. and re-registered as a public limited company to become Assured Guaranty (London) plc (AGLN). Assured Guaranty currently maintains AGLN as a stand-alone entity, but is actively working to combine AGLN with its other affiliated European insurance companies. While the Company and its

European subsidiaries have received certain regulatory approvals, the combination is subject to further regulatory and court approvals. As a result, the Company cannot predict whether, or when, such combination will be completed.

CIFG Holding Inc. On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc., for $450.6 million in cash that contributed $2.23 per share to shareholders' equity, $2.23 per share to non-GAAP operating shareholders' equity and $3.85 per share to non-GAAP adjusted book value at the date of acquisition. Please refer to Part II, Item 8, "Financial Statements and Supplementary Data", Note 2, Acquisitions, of the Company's 2016 Annual Report on Form 10-K, for additional information.

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

Commutations. The Company commuted a previously ceded book of business with $1.0 billion in par from one of its reinsurers in the first quarter of 2017 that resulted in gains of $73 million (recorded in other income) and additional net unearned premium reserve of $18 million. The reassumed book of business included $150 million in par in Puerto Rico. The Company may in the future enter into new commutation agreements reassuming portions of its remaining ceded business.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, have resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, for example, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated several legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

The Company is currently working with the servicers of some of the residential mortgage-backed securities (RMBS) it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans and so improve the performance of the related RMBS. Most of the home equity lines of credit (HELOC) loans underlying the HELOC RMBS have entered or are entering their amortization periods, which results in material increases to the size of the monthly payments the borrowers are required to make.

    The Company also continues to purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of assets purchased for loss mitigation purposes as of June 30, 2017 (excluding the value of the Company's insurance) was $1,049 million, with a par of $1,684 million (including bonds related to FG VIEs of $45 million in fair value and $231 million in par).

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

Other Events

The Company continues to monitor developments related to the referendum held in the U.K. on June 23, 2016, in which a majority voted to exit the EU, known as "Brexit", and the U.K.’s service of formal notice on March 29, 2017 to the European Council of its wish to withdraw under Article 50 of the Treaty on European Union. The Company may take action in anticipation of or in reaction to Brexit-related developments. The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves.

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

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of FG VIE assets, credit derivative assets and investments, represented approximately 16% and 19% of the total assets that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenues:
Net earned premiums	$162	$214	$326	$397
Net investment income	101	98	223	197
Net realized investment gains (losses)	15	10	47	(3)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	5	24	20	32
Net unrealized gains (losses)	(11)	39	28	(29)
Net change in fair value of credit derivatives	(6)	63	48	3
Fair value gains (losses) on CCS	2	(11)	0	(27)
Fair value gains (losses) on FG VIEs	12	4	22	22
Bargain purchase gain and settlement of pre-existing relationships	—	—	58	—
Other income (loss)	22	18	111	52
Total revenues	308	396	835	641
Expenses:
Loss and LAE	72	102	131	192
Amortization of deferred acquisition costs	4	5	8	9
Interest expense	25	25	49	51
Other operating expenses	57	63	125	123
Total expenses	158	195	313	375
Income (loss) before provision for income taxes	150	201	522	266
Provision (benefit) for income taxes	(3)	55	52	61
Net income (loss)	$153	$146	$470	$205

Net Earned Premiums

Premiums are earned and recognized over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums are expected to decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See Part I, Item 1, Financial Statements, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information and the expected timing of future premium earnings.

Net Earned Premiums

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$81	$73	$164	$142
Accelerations:
Refundings	49	83	105	162
Terminations	1	0	1	0
Total accelerations	50	83	106	162
Total Public finance	131	156	270	304
Structured finance(1)
Scheduled net earned premiums and accretion	21	24	44	49
Terminations	9	34	11	44
Total structured finance	30	58	55	93
Other	1	—	1	0
Total net earned premiums	$162	$214	$326	$397
____________________

(1)	Excludes $4 million and $3 million for Second Quarter 2017 and 2016, respectively, and $8 million and $8 million for Six Months 2017 and 2016, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Second Quarter 2017 compared with Second Quarter 2016 and Six Months 2017 compared with Six Months 2016 due primarily to lower accelerations, offset in part by higher scheduled net earned premiums related to recent acquisitions. At June 30, 2017, $3.6 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The MBIA UK Acquisition increased deferred premium revenue by $383 million at the date of the acquisition.

The change in net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of our contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and have been at historically high levels in recent years due primarily to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining.

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

Net Investment Income (1)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$77	$150	$156
Income from internally managed securities:
Fixed maturities	27	22	73	39
Other	1	1	4	6
Gross investment income	103	100	227	201
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$101	$98	$223	$197
____________________

(1)
Net investment income excludes $1 million and $2 million for Second Quarter 2017 and 2016, respectively, and $2 million and $7 million for Six Months 2017 and 2016, respectively, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

Net investment income for Second Quarter 2017 increased compared to Second Quarter 2016 due primarily to higher income from internally managed securities. The higher income is due primarily to improved underlying cash flow and the early payoff of certain investments.

Net investment income for Six Months 2017 increased compared to Six Months 2016 due primarily to the accretion on the Zohar II 2005-1 (the Zohar II Notes) (which was used as consideration for the purchase of MBIA UK) prior to the MBIA UK Acquisition Date.

The overall pre-tax book yield was 3.71% as of June 30, 2017 and 3.69% as of June 30, 2016, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.21% as of June 30, 2017 compared with 3.53% as of June 30, 2016. The decline in yield was primarily a result of lower yielding assets in the acquired MBIA UK investment portfolio.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Gross realized gains on available-for-sale securities	$26	$14	$69	$20
Gross realized losses on available-for-sale securities	(4)	0	(6)	(2)
Net realized gains (losses) on other invested assets	0	1	0	0
Other-than-temporary impairment	(7)	(5)	(16)	(21)
Net realized investment gains (losses)	$15	$10	$47	$(3)

Realized gains in Second Quarter 2017 comprise primarily the gain on sale of investments from the internally managed portfolio. Realized gains on the investment portfolio for Second Quarter 2016 were due primarily to sales of securities in order to fund the acquisition of CIFG Assurance North America Inc. (CIFGNA) (CIFG Acquisition). In addition to the above, realized gains in Six Months 2017 include the gain on sale of the Zohar II Notes exchanged in the MBIA UK Acquisition. Other-than-temporary-impairments in Second Quarter 2017 and 2016, and in Six Months 2017 and 2016 were primarily attributable to securities purchased for loss mitigation purposes.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

In connection with the MBIA UK Acquisition in Six Months 2017, the Company recognized a $56 million bargain purchase gain and a $2 million gain on settlement of pre-existing relationships. See Part I, Item 1, Financial Statements, Note 2, Acquisitions, for additional information.

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

Other Income (Loss)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$21	$(17)	$31	$(19)
Commutation gains	—	—	73	—
Loss on extinguishment of debt	(7)	—	(7)	—
Other	8	35	14	71
Total other income (loss)	$22	$18	$111	$52

In Second Quarter 2017, the loss on extinguishment of debt related to AGUS's purchase of $22 million principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the remaining unamortized fair value adjustments that were recorded upon the Company's acquisition of AGMH in 2009. In Six Months 2017, other income primarily comprise a commutation gain on the reassumption of previously ceded business. Foreign exchange loss in Second Quarter 2016 and Six Months 2016 was due primarily to changes in the exchange rate of the British pound sterling. In Second Quarter 2016 and Six Months 2016, other income also included a benefit due to loss mitigation recoveries.

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

Loss and LAE reported in operating income (non-GAAP) (i.e. operating loss and LAE) includes losses on financial guaranty insurance contracts (other than those eliminated due to consolidation of FG VIEs), and credit derivatives.

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

Net Expected Loss to be Paid

	As of June 30, 2017	As of December 31, 2016
	(in millions)
Public finance	$1,086	$904
Structured finance
U.S. RMBS	182	206
Other structured finance	29	88
Structured finance	211	294
Total	$1,297	$1,198

Economic Loss Development (Benefit) (1)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Public finance	$79	$109	$198	$208
Structured finance:
U.S. RMBS	(29)	(81)	(51)	(112)
Other structured finance	(3)	(6)	(53)	(15)
Structured finance	(32)	(87)	(104)	(127)
Total	$47	$22	$94	$81
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Second Quarter 2017 Net Economic Loss Development

The total economic loss development of $47 million in Second Quarter 2017 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates for U.S. dollar denominated obligations used to discount expected losses ranged from 0.0% to 2.83% with a weighted average of 2.32% as of June 30, 2017 and 0.0% to 3.14% with a weighted average of 2.65% as of March 31, 2017. The effect of changes in the risk-free rates used to discount expected losses was a loss of $23 million in Second Quarter 2017.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.1 billion as of June 30, 2017 compared with $7.2 billion as of March 31, 2017. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2017 will be $1,044 million, compared with $970 million as of March 31, 2017. Economic loss development in Second Quarter 2017 was $78 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $29 million and was due mainly to lower re-default assumptions on first and second lien modified loans. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, Recovery Litigation section for additional information.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $3 million, due primarily to loss mitigation efforts. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, Recovery Litigation section, for additional information.

Second Quarter 2016 Net Economic Loss Development

Total economic loss development of $22 million in Second Quarter 2016 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. The risk-free rates for U.S. dollar denominated obligations used to discount expected losses ranged from 0.0% to 2.46% with a weighted average of 1.59% as of June 30, 2016 and 0.0% to 2.88% with a weighted average of 1.95% as of March 31, 2016. The effect of the change in the risk-free rates used to discount expected losses was a loss of $45 million in Second Quarter 2016.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $8.3 billion as of June 30, 2016 compared with $8.0 billion as of March 31, 2016. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2016 would be $963 million, compared with $864 million as of March 31, 2016. Economic loss development in Second Quarter 2016 was $111 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $81 million due mainly to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions and transaction performance improvement.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $6 million, due primarily to improved performance of various credits and changes in interest rates.

Six Months 2017 Net Economic Loss Development

Total economic loss development of $94 million in Six Months 2017 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. Economic loss development in the public finance sector in Six Months 2017 was $198 million, which was primarily attributable to Puerto Rico exposures. This was partially offset by $104 million benefit in structured finance due to lower re-default assumptions on first and second lien modified loans, and a benefit from a litigation settlement related to two triple-X transactions. The effect of the change in the risk-free rates used to discount expected losses was a loss of $34 million in Six Months 2017.

Six Months 2016 Net Economic Loss Development

Total economic loss development of $81 million in Six Months 2016 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. Economic loss development in the public finance sector in Six Months 2016 was $208 million, which was primarily attributable to Puerto Rico exposures. This was partially offset by a $127 million benefit due to: the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions and transaction performance improvement in U.S. RMBS, improved performance of various other structured finance credits and changes in interest rates. The effect of the change in the risk-free rates used to discount expected losses was a loss of $108 million in Six Months 2016.

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

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Public finance	$79	$115	$188	$212
Structured finance:
U.S. RMBS	(1)	(12)	(10)	(1)
Other structured finance	(4)	(4)	(43)	(15)
Structured finance	(5)	(16)	(53)	(16)
Total insurance contracts before FG VIE consolidation	74	99	135	196
Elimination of losses attributable to FG VIEs	(2)	3	(4)	(4)
Total loss and LAE (1)	$72	$102	$131	$192
____________________

(1)
Excludes credit derivative benefit of $8 million and $11 million for Second Quarter 2017 and Second Quarter 2016 and credit derivative benefit of $26 million and $17 million for Six Months 2017 and Six Months 2016.

Loss and LAE in Second Quarter 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures. Loss and LAE in Second Quarter 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures partially offset by a benefit from U.S. RMBS transactions due to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions and transaction performance improvement.

Loss and LAE in Six Months 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit from a litigation settlement related to two triple-X transactions. Loss and LAE in Six Months 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures partially offset by a benefit from the U.S. RMBS transactions described above and commutations of certain assumed student loan exposures.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of June 30, 2017, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information.

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Realized gains on credit derivatives	$6	$18	$11	$28
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(1)	6	9	4
Realized gains (losses) and other settlements(1)	5	24	20	32
Net unrealized gains (losses):
Pooled corporate obligations	(14)	8	6	(40)
U.S. RMBS	4	27	13	12
Pooled infrastructure	(1)	6	5	6
Infrastructure finance	1	(1)	2	(1)
Other	(1)	(1)	2	(6)
Net unrealized gains (losses)	(11)	39	28	(29)
Net change in fair value of credit derivatives	$(6)	$63	$48	$3
____________________

(1)	Includes realized gains and losses due to terminations and settlements of CDS contracts.

Terminations and Settlements
of Direct Credit Derivative Contracts

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Net par of terminated credit derivative contracts	$49	$2,436	$233	$2,436
Realized gains on credit derivatives	0	8	0	8
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	—	—	(12)	—
Net unrealized gains (losses) on credit derivatives	1	59	16	70

During Second Quarter 2017, unrealized fair value losses were generated primarily as a result of wider implied net spreads. The wider implied net spreads were a result of the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. Generally, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. This was the primary driver of the unrealized fair value losses in the pooled corporate CLO sector.

During Six Months 2017, unrealized fair value gains were generated primarily as a result of CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. During the period the Company agreed to terminate several CDS transactions. This was the primary driver of the unrealized fair value gains in the pooled corporate CLO, and U.S. RMBS sectors. The unrealized fair value gains were partially offset by the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. Generally, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Second Quarter 2016, unrealized fair value gains were generated primarily as a result of CDS terminations. The Company reached a settlement agreement with two CDS counterparties to terminate several CDS transactions. This was the primary driver of the unrealized fair value gains in the U.S. RMBS, pooled corporate CLO, and Other sectors. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. Generally, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Six Months 2016, unrealized fair value losses were generated primarily in the TruPS CDO sector, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased during the period. Generally, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by unrealized fair value gains which resulted from the terminations of several CDS transactions during the period. The majority of the CDS transactions were terminated as a result of settlement agreements with two CDS counterparties in Second Quarter 2016, as discussed above.

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016	As of June 30, 2016	As of March 31, 2016	As of December 31, 2015
Five-year CDS spread:
AGC	136	173	158	265	307	376
AGM	140	181	158	265	309	366
One-year CDS spread
AGC	15	31	35	45	105	139
AGM	15	31	29	47	102	131

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$5	$68	$37	$41
Resulting from change in the Company’s credit spreads	(16)	(29)	(9)	(70)
After considering implication of the Company’s credit spreads	$(11)	$39	$28	$(29)

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield collateralized debt obligations (CDO), TruPS CDOs, and collateralized loan obligation (CLO) markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Financial Guaranty Variable Interest Entities

As of June 30, 2017 and December 31, 2016, the Company consolidated 32 VIEs. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment amounts. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

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

Effect of Consolidating FG VIEs on Net Income (Loss)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Fair value gains (losses) on FG VIEs	$12	$4	$22	$22
Elimination of insurance and investment balances	(3)	(7)	(6)	(10)
Effect on income before tax	9	(3)	16	12
Less: tax provision (benefit)	3	(1)	6	4
Effect on net income (loss)	$6	$(2)	$10	$8

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Second Quarter 2017 and Six Months 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $12 million and $22 million, respectively, which were both driven by price appreciation on the FG VIE assets during the quarter and year to date resulting from improvements in the underlying collateral.

During Second Quarter and Six Months 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $4 million and $22 million respectively. The primary driver of the gain was price appreciation on the FG VIE assets during the quarter and six month period resulting from improvements in the underlying collateral.

Other Operating Expenses

Other operating expenses in Second Quarter 2017 decreased by $6 million due primarily to higher rent expense and accelerated amortization of leasehold improvements in 2016 as a result of the Company's move of its New York offices. Other operating expenses in Six Months 2017 increased by $2 million compared to Six Months 2016 due primarily to higher acquisition related expenses as well as higher compensation expense, offset in part by lower rent and depreciation expense.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Second Quarter		Six Months
	2017	2016	2017	2016
	(dollars in millions)
Total provision (benefit) for income taxes	$(3)	$55	$52	$61
Effective tax rate	(1.9)%	26.9%	10.0%	22.8%

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 19.25% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries, which consist of AG Re, AGRO, and Cedar Personnel Ltd., unless subject to U.S tax by election or as a U.S. controlled foreign corporation. Assured Guaranty (Europe) plc (AGE), the Company’s U.K. subsidiary, had previously elected under U.S. Internal Revenue Code Section 953(d) to be taxed as a U.S. company. In January 2017, AGE filed a request with the U.S. Internal Revenue Service to revoke the election, which was approved in May 2017. As a result of the revocation of the Section 953(d) election, AGE will no longer be liable to pay future U.S. taxes beginning in 2017.

In April 2017, the Company received a final letter from the Internal Revenue Service to close the audit for the period of 2009 - 2012, with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in Second Quarter 2017. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. The non-taxable book to tax differences were mostly consistent compared with the prior period with the exception of the benefit on bargain purchase gain from the MBIA UK Acquisition.

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

By disclosing non-GAAP financial measures, the Company gives investors, analysts and financial news reporters access to information that management and the Board of Directors review internally. Assured Guaranty believes its presentation of non-GAAP financial measures, along with the effect on those measures of consolidating FG VIEs (FG VIE consolidation), provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and for investors, analysts and the financial news media to evaluate Assured Guaranty’s financial results.

GAAP requires the Company to consolidate certain variable interest entities (VIEs) that have issued debt obligations insured by the Company. However, the Company does not own such VIEs and its exposure is limited to its obligation under its financial guaranty insurance contract. Therefore, the Company had previously removed the effect of FG VIE consolidation in its calculation of its non-GAAP financial measures. However, since fourth quarter 2016, based on the SEC's May 2016 compliance and disclosure interpretations, the Company no longer removes the effect of FG VIE consolidation from its publicly disclosed non-GAAP financial measures. This change affects the Company's calculation of operating income (non-GAAP), operating ROE, non-GAAP operating shareholders’ equity and non-GAAP adjusted book value. Wherever possible, the Company has separately disclosed the effect of FG VIE consolidation. The prior-year quarterly non-GAAP financial measures have been updated to reflect the revised calculation.

Management and the Board of Directors use non-GAAP financial measures adjusted to remove FG VIE consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses these core financial measures in its decision making process and in its calculation of certain components of management compensation.

Many investors, analysts and financial news reporters use non-GAAP operating shareholders’ equity, adjusted to remove the effect of FG VIE consolidation, as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Many of the Company’s fixed income investors also use this measure to evaluate the Company’s capital adequacy.

Many investors, analysts and financial news reporters also use non-GAAP adjusted book value, adjusted to remove the effect of FG VIE consolidation, to evaluate AGL’s share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Operating income adjusted for the effect of FG VIE consolidation enables investors and analysts to evaluate the Company’s financial results in comparison with the consensus analyst estimates distributed publicly by financial databases.

The core financial measures that the Company uses to help determine compensation are: (1) operating income, adjusted to remove the effect of FG VIE consolidation, (2) non-GAAP operating shareholders' equity, adjusted to remove the effect of FG VIE consolidation, (3) growth in non-GAAP adjusted book value per share, adjusted to remove the effect of FG VIE consolidation, and (4) PVP.

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

5)	Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

 Reconciliation of Net Income (Loss)
to Operating Income (non-GAAP)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$153	$146	$470	$205
Less pre-tax adjustments:
Realized gains (losses) on investments	15	10	47	(4)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(20)	32	5	(28)
Fair value gains (losses) on CCS	2	(11)	0	(27)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	21	(17)	31	(19)
Total pre-tax adjustments	18	14	83	(78)
Less tax effect on pre-tax adjustments	(6)	(4)	(27)	24
Operating income (non-GAAP)	$141	$136	$414	$259

Gain (loss) related to FG VIE consolidation (net of tax provision (benefit) of $4, $(1), $6 and $4) included in operating income	$5	$(3)	$10	$7

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

Management uses non-GAAP adjusted book value, adjusted for FG VIE consolidation, to measure the intrinsic value of the Company, excluding franchise value. Growth in non-GAAP adjusted book value per share, adjusted for FG VIE consolidation (core adjusted book value), is one of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors. Management believes that non-GAAP adjusted book value is a useful measure because it enables an evaluation of the net present value of the Company’s in-force premiums and revenues net of expected losses. Non-GAAP adjusted book value is non-GAAP operating shareholders’ equity, as defined above, further adjusted for the following:

1)	Elimination of deferred acquisition costs, net. These amounts represent net deferred expenses that have already been paid or accrued and will be expensed in future accounting periods.

2)	Addition of the net present value of estimated net future revenue on non-financial guaranty contracts. See below.

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of June 30, 2017		As of December 31, 2016
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,750	$56.40	$6,504	$50.82
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(185)	(1.55)	(189)	(1.48)
Fair value gains (losses) on CCS	62	0.52	62	0.48
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	504	4.20	316	2.47
Less taxes	(133)	(1.11)	(71)	(0.54)
Non-GAAP operating shareholders’ equity	6,502	54.34	6,386	49.89
Pre-tax adjustments:
Less: Deferred acquisition costs	106	0.89	106	0.83
Plus: Net present value of estimated net future revenue	148	1.23	136	1.07
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,173	26.51	2,922	22.83
Plus taxes	(924)	(7.71)	(832)	(6.50)
Non-GAAP adjusted book value	$8,793	$73.48	$8,506	$66.46

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax (provision) benefit of $(1) and $4)	$3	$0.03	(7)	(0.06)

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $8 and $12)	$(13)	$(0.10)	(24)	(0.18)

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

Reconciliation of GWP to PVP

	Second Quarter 2017					Second Quarter 2016
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$44	$26	$1	$8	$79	$33	$7	$(3)	$(1)	$36
Less: Installment GWP and other GAAP adjustments(1)	(2)	26	1	0	25	0	7	(3)	(1)	3
Upfront GWP	46	—	—	8	54	33	—	0	—	33
Plus: Installment premium PVP	0	14	0	2	16	—	7	1	—	8
PVP	$46	$14	$0	$10	$70	$33	$7	$1	$—	$41

	Six Months 2017					Six Months 2016
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$95	$84	$2	$9	$190	$48	$15	$(6)	$(2)	$55
Less: Installment GWP and other GAAP adjustments(1)	(3)	82	2	(1)	80	(16)	15	(6)	(2)	(9)
Upfront GWP	98	2	—	10	110	64	—	0	—	64
Plus: Installment premium PVP	0	52	5	2	59	—	14	1	—	15
PVP	$98	$54	$5	$12	$169	$64	$14	$1	$—	$79
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

Insured Portfolio

Financial Guaranty

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of June 30, 2017 and December 31, 2016, the Company excluded $2.0 billion and $2.1 billion, respectively, of net par related to loss mitigation securities (which are mostly BIG), and other loss mitigation strategies.

Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2017		As of December 31, 2016
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$100,533	A-	$107,717	A
Tax backed	48,066	A-	49,931	A-
Municipal utilities	35,941	A-	37,603	A
Transportation	19,510	A-	19,403	A-
Healthcare	10,481	A	11,238	A
Higher education	9,369	A	10,085	A
Infrastructure finance	4,124	BBB+	3,769	BBB+
Housing	1,293	A-	1,559	A-
Investor-owned utilities	667	BBB+	697	BBB+
Other public finance—U.S.	2,434	A	2,796	A
Total public finance—U.S.	232,418	A-	244,798	A
Non-U.S.:
Infrastructure finance	17,976	BBB	10,731	BBB
Regulated utilities	15,125	BBB+	9,263	BBB+
Pooled infrastructure	1,409	AAA	1,513	AAA
Other public finance	6,023	A	4,874	A
Total public finance—non-U.S.	40,533	BBB+	26,381	BBB+
Total public finance	272,951	A-	271,179	A-
Structured finance:
U.S.:
RMBS	5,089	BBB-	5,637	BBB-
Pooled corporate obligations	4,358	AA+	10,050	AAA
Insurance securitizations	2,303	A+	2,308	A+
Consumer receivables	1,612	A-	1,652	BBB+
Financial products	1,590	AA-	1,540	AA-
Commercial receivables	186	BBB	230	BBB-
Other structured finance—U.S.	517	A+	640	AA-
Total structured finance—U.S.	15,655	A	22,057	A+
Non-U.S.:
RMBS	610	A-	604	A-
Pooled corporate obligations	527	AA	1,535	AA
Commercial receivables	302	A	356	BBB+
Other structured finance	575	AA	587	AA
Total structured finance—non-U.S.	2,014	A+	3,082	AA-
Total structured finance	17,669	A	25,139	AA-
Total net par outstanding	$290,620	A-	$296,318	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$1,709	0.7%	$2,212	5.5%	$4,364	27.9%	$768	38.1%	$9,053	3.1%
AA	38,894	16.7	206	0.5	5,294	33.8	76	3.8	44,470	15.3
A	129,869	55.9	13,065	32.2	1,732	11.1	275	13.7	144,941	49.9
BBB	54,804	23.6	22,905	56.5	712	4.5	734	36.4	79,155	27.2
BIG	7,142	3.1	2,145	5.3	3,553	22.7	161	8.0	13,001	4.5
Total net par outstanding (1)	$232,418	100.0%	$40,533	100.0%	$15,655	100.0%	$2,014	100.0%	$290,620	100.0%
_____________________

(1)	The June 30, 2017 amounts include $12.7 billion of net par from the MBIA UK Acquisition.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,066	0.8%	$2,221	8.4%	$9,757	44.2%	$1,447	47.0%	$15,491	5.2%
AA	46,420	19.0	170	0.6	5,773	26.2	127	4.1	52,490	17.7
A	133,829	54.7	6,270	23.8	1,589	7.2	456	14.8	142,144	48.0
BBB	55,103	22.5	16,378	62.1	879	4.0	759	24.6	73,119	24.7
BIG	7,380	3.0	1,342	5.1	4,059	18.4	293	9.5	13,074	4.4
Total net par outstanding	$244,798	100.0%	$26,381	100.0%	$22,057	100.0%	$3,082	100.0%	$296,318	100.0%

Non-Financial Guaranty Insurance

The Company provided capital relief triple-X excess of loss life reinsurance on approximately $506 million of exposure as of June 30, 2017 and $390 million as of December 31, 2016. The triple-X excess of loss life reinsurance exposure is expected to increase to approximately $1.3 billion prior to September 30, 2036.

In addition, the Company started providing reinsurance on aircraft RVI policies in the first quarter of 2017 and had net exposure of $127 million to such reinsurance as of June 30, 2017. The Company had an outstanding commitment to provide reinsurance on aircraft RVI policies of approximately $46 million as of June 30, 2017 that will expire in the third quarter of 2017. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

The capital relief triple-X excess of loss life reinsurance and aircraft residual value reinsurance are all rated investment grade internally. This non-financial guaranty exposure has a similar risk profile to the Company's other structured finance investment grade exposure written in financial guaranty form.

The Company also had provided legacy mortgage guaranty reinsurance related to loans originated in Ireland on debt service of approximately $39 million as of June 30, 2017, and $36 million as of December 31, 2016. As of the date of this filing, the Company no longer has any exposure to legacy mortgage guaranty reinsurance.

Monoline and Reinsurer Exposures

The Company has exposure to other monolines and reinsurers through reinsurance arrangements (both as a ceding company and as an assuming company) and in "second-to-pay" transactions. A number of the monolines and reinsurers to which the Company has exposure have experienced financial distress and, as a result, have been downgraded by the rating agencies. In addition, state insurance regulators have intervened with respect to some of these distressed insurers, in some instances limiting the amount of claim payments they are permitted to pay currently in cash.

Ceded par outstanding represents the portion of insured risk ceded to external reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table below post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of June 30, 2017 was approximately $312 million.

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

Reinsurance and Other Exposures to Monolines

	Par Outstanding
	As of June 30, 2017
Reinsurer	Ceded Par Outstanding (1)	Assumed Par Outstanding	Second-to- Pay Insured Par Outstanding (2)
	(in millions)
Reinsurers rated investment grade:
Tokio Marine & Nichido Fire Insurance Co., Ltd. (3) (4)	$3,200	$—	$—
National Public Finance Guarantee Corporation	—	3,737	3,758
Subtotal	3,200	3,737	3,758
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited (3)	3,167	—	—
Syncora Syncora Guarantee Inc. (3)	2,027	675	1,122
ACA Financial Guaranty Corp.	505	—	12
Ambac Assurance Corp.	112	5,437	2,339
MBIA	—	148	811
Financial Guaranty Insurance Company and FGIC UK Limited	—	377	954
Ambac Assurance Corp. Segregated Account	—	576	53
Subtotal	5,811	7,213	5,291
Other (3)	30	114	372
Total	$9,041	$11,064	$9,421
____________________

(1)	Of the total ceded par to reinsurers rated BIG or not rated, $347 million is rated BIG.

(2)	The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG, and/or not rated, is $746 million.

(3)	The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of June 30, 2017 was approximately $312 million.

(4)	The Company benefits from trust arrangements that satisfy the triple-A credit requirement of S&P and/or Moody’s.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.9 billion net par as of June 30, 2017, all of which are rated BIG. In recent years, Puerto Rico has experienced significant general fund budget deficits and a challenging economic environment. Beginning on January 1, 2016, a number of Puerto Rico credits have defaulted on bond payments, and the Company has now paid claims on several Puerto Rico credits as shown in the table "Puerto Rico Net Par Outstanding" below. Additional information about recent developments in Puerto Rico and the individual credits insured by the Company may be found in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year. The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company. Prior to the enactment of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico (1)
As of June 30, 2017

	Net Par Outstanding
	AGM	AGC	Assured Guaranty Re Ltd. (AG Re)	Eliminations (2)	Total Net Par Outstanding (3)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (4) (5)	$699	$378	$421	$(3)	$1,495	$1,577
Puerto Rico Public Buildings Authority (PBA) (4)	11	169	0	(11)	169	174
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (4) (5)	273	519	209	(83)	918	949
PRHTA (Highway revenue) (4) (5)	272	93	44	—	409	556
Puerto Rico Convention Center District Authority (PRCCDA) (4)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA) (4)	—	17	1	—	18	18
Other Public Corporations
PREPA (4) (5)	470	73	234	—	777	876
Puerto Rico Aqueduct and Sewer Authority (PRASA)	—	285	88	—	373	373
Municipal Finance Agency (MFA)	195	61	98	—	354	488
Puerto Rico Sales Tax Financing Corporation (COFINA) (4) (5)	262	—	9	—	271	271
University of Puerto Rico (U of PR)	—	1	—	—	1	1
Total exposure to Puerto Rico	$2,182	$1,748	$1,104	$(97)	$4,937	$5,435
 ___________________

(1)
The June 30, 2017 amounts include $150 million related to the commutation of previously ceded business. See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for more information.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(3)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $32 million and a fully accreted net par at maturity of $63 million. Of these amounts, current net par of $19 million and fully accreted net par at maturity of $50 million relate to the COFINA, current net par of $7 million and fully accreted net par at maturity of $7 million relate to the PRHTA, and current net par of $5 million and fully accreted net par at maturity of $5 million relate to the Commonwealth General Obligation Bonds.

(4)	As of the date of this filing, the Company has paid claims on these credits.

(5)	As of the date of this filing, the seven-member federal financial oversight board established by PROMESA has certified a filing under Title III of PROMESA for these credits.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of June 30, 2017

	Scheduled Net Par Amortization
	2017 (3Q)	2017 (4Q)	2018	2019	2020	2021	2022 - 2026	2027 - 2031	2032 - 2036	2037 - 2041	2042 - 2047	Total

Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$93	$0	$75	$82	$136	$16	$227	$272	$489	$105	$—	$1,495
PBA	28	—	—	3	5	13	24	42	54	—	—	169
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	36	0	38	32	25	18	119	156	295	194	5	918
PRHTA (Highway revenue)	—	—	20	21	22	26	30	73	217	—	—	409
PRCCDA	—	—	—	—	—	—	—	19	133	—	—	152
PRIFA	—	—	2	—	—	—	2	—	—	14	—	18
Other Public Corporations
PREPA	5	—	4	25	44	24	350	299	26	0	—	777
PRASA	—	—	—	—	—	—	53	57	—	2	261	373
MFA	52	—	50	48	39	34	100	31	—	—	—	354
COFINA	0	0	(1)	(1)	(1)	(2)	(5)	(7)	34	102	152	271
U of PR	0	—	0	0	0	0	0	0	1	—	—	1
Total	$214	$0	$188	$210	$270	$129	$900	$942	$1,249	$417	$418	$4,937

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of June 30, 2017

	Scheduled Net Debt Service Amortization
	2017 (3Q)	2017 (4Q)	2018	2019	2020	2021	2022 - 2026	2027 - 2031	2032 - 2036	2037 - 2041	2042 - 2047	Total

Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$132	$0	$147	$151	$201	$74	$493	$469	$595	$111	$—	$2,373
PBA	32	—	7	10	12	20	55	58	62	—	—	256
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	60	0	84	76	67	59	305	308	404	229	5	1,597
PRHTA (Highway revenue)	11	—	42	42	42	45	111	145	252	—	—	690
PRCCDA	3	—	7	7	7	7	35	50	152	—	—	268
PRIFA	0	—	3	1	1	1	6	4	3	16	—	35
Other Public Corporations
PREPA	21	2	40	61	79	56	477	344	29	0	—	1,109
PRASA	10	—	20	19	19	19	147	129	68	70	327	828
MFA	61	—	66	60	49	42	122	34	—	—	—	434
COFINA	6	0	13	13	13	13	68	68	103	162	160	619
U of PR	0	—	0	0	0	0	0	0	1	—	—	1
Total	$336	$2	$429	$440	$490	$336	$1,819	$1,609	$1,669	$588	$492	$8,210

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative RMBS exposures. As of June 30, 2017, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 22% of total BIG net par outstanding. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of June 30, 2017

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
AAA	$5	$154	$28	$1,333	$0	$1,520
AA	18	219	33	260	—	529
A	11	5	0	61	0	76
BBB	11	0	—	76	1	89
BIG	122	528	67	1,083	1,075	2,875
Total exposures	$167	$906	$128	$2,813	$1,076	$5,089

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2017

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$22	$39	$14	$851	$61	$987
2005	82	327	28	157	233	828
2006	63	70	24	629	315	1,101
2007	—	470	62	1,113	467	2,112
2008	—	—	—	62	—	62
Total exposures	$167	$906	$128	$2,813	$1,076	$5,089

Exposure to Selected European Countries

The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal, Spain and Turkey (collectively, the Selected European Countries). The Company’s direct economic exposure to the Selected European Countries, based on par, is shown in the following tables, both gross and net of ceded reinsurance.

Gross Direct Economic Exposure
to Selected European Countries(1)
As of June 30, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$222	$1,185	$76	$464	$—	$1,947
Non-sovereign exposure(3)	122	459	—	—	201	782
Total	$344	$1,644	$76	$464	$201	$2,729
Total BIG	$268	$—	$76	$464	$—	$808

Net Direct Economic Exposure
to Selected European Countries(1)
As of June 30, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$218	$965	$74	$370	$—	$1,627
Non-sovereign exposure(3)	122	415	—	—	201	738
Total	$340	$1,380	$74	$370	$201	$2,365
Total BIG	$265	$—	$74	$370	$—	$709
____________________

(1)	While exposures are shown in U.S. dollars, the obligations are in various currencies, primarily euros.

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

The $201 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $50 million to Selected European Countries in transactions with $1.1 billion of net par outstanding.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries, purchase outstanding Company debt or, in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “—Dividends From Subsidiaries” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Intercompany sources (uses):
Dividends paid by AGC to AGUS	$23	$23	$51	$23
Dividends paid by AGM to AGMH	—	32	79	127
Dividends paid by AG Re to AGL	40	25	80	50
External sources (uses):
Dividends paid to AGL shareholders	(17)	(17)	(36)	(35)
Repurchases of common shares(1)	(135)	(60)	(351)	(135)
Interest paid by AGMH and AGUS	(37)	(41)	(45)	(48)
Purchase of AGMH's debt by AGUS (2)	(5)	—	(5)	—
____________________

(1)	See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)    An additional $17 million in debt was purchased at the end of June 2017 that did not settle until July 2017.

Dividends From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC, AGM, Municipal Assurance Corp. (MAC) and to AG Re, are described in Part I, Item 1, Financial Statements, Note 11, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2017 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $198 million. Of such $198 million, $64 million is available for distribution in the third quarter of 2017.

•
The maximum amount available during 2017 for AGC to distribute as ordinary dividends is approximately $107 million. Of such $107 million, approximately $16 million is available for distribution in the third quarter of 2017.

•
The maximum amount available during 2017 for MAC to distribute as dividends to Municipal Assurance Holdings Inc. (MAC Holdings), which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $49 million, of which approximately $25 million is available for distribution in the third quarter of 2017. MAC currently intends to allocate the distribution of such $25 million over the remaining two quarters in 2017.

•
Based on the applicable law and regulations, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $314 million as of June 30, 2017. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2017, AG Re had unencumbered assets of approximately $609 million.

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

Intercompany Loans and Guarantees

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. Such commitment terminates on October 25, 2018 (the loan termination date). The unpaid principal amount of each loan will bear semi-annual interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Internal Revenue Code Section 1274(d). AGL must repay the then unpaid principal amounts of the loans, if any, by the third anniversary of the loan termination date. AGL has not drawn upon the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate Assured Guaranty Re Overseas Ltd. (AGRO) to fund the acquisition of MAC. During 2016, AGUS repaid $20 million in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of June 30, 2017, $70 million remained outstanding.

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

Cash and Investments

As of June 30, 2017, AGL had $27 million in cash and short-term investments. AGUS and AGMH had a total of $59 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $91 million in fixed-maturity securities (excluding AGUS's investment in AGMH's debt) with weighted average duration of 0.3 years.

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

Claims (Paid) Recovered

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Public finance	$(4)	$(12)	$(29)	$(17)
Structured finance:
U.S. RMBS	14	(20)	27	(105)
Other structured finance	(4)	(1)	(14)	(24)
Structured finance	10	(21)	13	(129)
Claims (paid) recovered, net of reinsurance(1)	$6	$(33)	$(16)	$(146)
____________________

(1)
Includes $1 million paid and $2 million recovered for consolidated FG VIEs for Second Quarter 2017 and 2016, respectively, and $4 million paid and $6 million paid for consolidated FG VIEs for Six Months 2017 and 2016, respectively.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.9 billion, all of which are BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

As of June 30, 2017, the Company had exposure of approximately $564 million to a long-term infrastructure project that was financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from the project to be sufficient to repay all of the debt over the life of the project concession, and also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay claims when the debt matures from 2018 to 2022, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the performance of the underlying collateral.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $875 million as of June 30, 2017. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At June 30, 2017, approximately $1.6 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have not resulted in any claims on AGM.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivative Association, Inc. (ISDA) in order to provide for payments on a scheduled "pay-as-you-go" basis and to replicate the terms of a traditional financial guaranty insurance policy. Some contracts the Company entered into as the credit protection seller, however, utilize standard ISDA settlement mechanics of cash settlement (i.e., a process to value the loss of market value of a reference obligation) or physical settlement (i.e., delivery of the reference obligation against payment of principal by the protection seller) in the event of a “credit event,” as defined in the relevant contract. Cash settlement or physical settlement generally requires the payment of a larger amount, prior to the maturity of the reference obligation, than would settlement on a “pay-as-you-go” basis.

The transaction documentation for $504 million of the CDS insured by AGC requires AGC to post collateral, in some cases subject to a cap, to secure its obligation to make payments under such contracts. As of June 30, 2017, AGC was posting $18 million of collateral to satisfy these requirements.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$91	$44	$188	$(52)
Effect of FG VIE consolidation	5	(1)	10	5
Net cash flows provided by (used in) operating activities - reported	96	43	198	(47)
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	117	566	285	702
Effect of FG VIE consolidation	33	490	76	526
Net cash flows provided by (used in) investing activities - reported	150	1,056	361	1,228
Net cash flows provided by (used in) financing activities before effects of FG VIE consolidation	(156)	(78)	(402)	(172)
Effect of FG VIE consolidation	(38)	(489)	(86)	(531)
Net cash flows provided by (used in) financing activities - reported (1)	(194)	(567)	(488)	(703)
Effect of exchange rate changes	1	(3)	3	(3)
Cash and restricted cash at beginning of period	148	112	127	166
Total cash and restricted cash at the end of the period	$201	$641	$201	$641
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from consolidated FG VIEs, cash outflows from operating activities increased in Six Months 2017 compared with Six Months 2016 due primarily to fewer net claim payments, commutation premiums received and higher premium collections on new business in 2017.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in Six Months 2017 and Six Months 2016 include inflows of $81 million and $556 million from paydowns on FG VIE assets, respectively. The decrease in inflows before effects of FG VIE consolidation were due to cash needs in anticipation of closing of the CIFG Acquisition in 2016. The decrease in inflows from FG VIEs was due to the proceeds from a paydown of a large transaction in Six Months 2016. In Six Months 2017, cash acquired in the MBIA UK Acquisition was $95 million. Consideration paid for MBIA UK was in the form of Zohar II Notes.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Six Months 2017 and Six Months 2016 include outflows of $86 million and $531 million for FG VIEs, respectively.

The decrease in outflows from FG VIEs was due to the paydown of a large transaction in Six Months 2016. The remaining cash flows from financing activities relate mainly to share repurchases, which were $351 million and $135 million in Six Months 2017 and Six Months 2016, respectively.

From July 1, 2017 through August 2, 2017, the Company repurchased an additional $30 million of common shares. As of August 2, 2017, the Company had remaining authorization to purchase common shares of $168 million. For more information about the Company's share repurchases and authorizations, see Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2016.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of June 30,	As of December 31,	Second Quarter		Six Months
	2017	2016	2017	2016	2017	2016
	(in millions)
AGUS	$850	$850	$21	$25	$22	$25
AGMH	730	730	16	16	23	23
AGM	8	9	0	0	0	0
Purchased debt (1)	(22)	—	0	—	0	—
Total	$1,566	$1,589	$37	$41	$45	$48
 ____________________
(1)    In June 2017, AGUS purchased $22 million principal amount of Junior Subordinated Debentures issued by AGMH.

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

Issued by AGMH:

6 7/8% QUIBS.  On December 19, 2001, AGMH issued $100 million face amount of 6 7/8% QUIBS due December 15, 2101, which are callable without premium or penalty in whole or in part.

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

Committed Capital Securities

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. The custodial trusts were created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company does not consider itself to be the primary beneficiary of the trusts and the trusts are not consolidated in Assured Guaranty's financial statements.

The trusts provide AGC and AGM access to new equity capital at their respective sole discretion through the exercise of the put options. Upon AGC's or AGM's exercise of its put option, the relevant trust will liquidate its portfolio of eligible assets and use the proceeds to purchase the AGC or AGM preferred stock, as applicable. AGC or AGM may use the proceeds from its sale of preferred stock to the trusts for any purpose, including the payment of claims. The put agreements have no scheduled termination date or maturity. However, each put agreement will terminate if (subject to certain grace periods) specified events occur. Both AGC and AGM continue to have the ability to exercise their respective put options and cause the related trusts to purchase their preferred stock.

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 basis points, and the annualized rate on the AGM Committed Preferred Trust Securities (CPS) is one-month LIBOR plus 200 basis points.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 5.4 years as of June 30, 2017 and 5.3 years as of December 31, 2016. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Part I, Item 1, Financial Statements, Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2017		As of December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,454	$5,709	$5,269	$5,432
U.S. government and agencies	274	289	424	440
Corporate securities	1,998	2,041	1,612	1,613
Mortgage-backed securities(1):
RMBS	878	894	998	987
Commercial mortgage-backed securities (CMBS)	557	567	575	583
Asset-backed securities	554	722	835	945
Foreign government securities	303	283	261	233
Total fixed-maturity securities	10,018	10,505	9,974	10,233
Short-term investments	675	678	590	590
Total fixed-maturity and short-term investments	$10,693	$11,183	$10,564	$10,823
 ____________________

(1)	Government-agency obligations were approximately 39% of mortgage backed securities as of June 30, 2017 and 42% as of December 31, 2016, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of June 30, 2017 and December 31, 2016, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$633	$(18)	$7	$(1)	$640	$(19)
U.S. government and agencies	124	0	4	0	128	0
Corporate securities	281	(5)	137	(18)	418	(23)
Mortgage-backed securities:
RMBS	314	(6)	98	(7)	412	(13)
CMBS	98	(4)	17	0	115	(4)
Asset-backed securities	20	0	0	0	20	0
Foreign government securities	46	(2)	129	(23)	175	(25)
Total	$1,516	$(35)	$392	$(49)	$1,908	$(84)
Number of securities (1)		407		84		484
Number of securities with other-than-temporary impairment		10		10		20

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	—
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities(1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2017, 35 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2017 was $41 million. As of December 31, 2016, of the securities in an unrealized loss position for 12 months or more, 41 securities had unrealized losses greater than 10% of book value with an unrealized loss of $59 million. The Company has determined that the unrealized losses recorded as of June 30, 2017 and December 31, 2016 were yield related and not the result of other-than-temporary-impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2017

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$250	$250
Due after one year through five years	1,708	1,740
Due after five years through 10 years	2,262	2,338
Due after 10 years	4,363	4,716
Mortgage-backed securities:
RMBS	878	894
CMBS	557	567
Total	$10,018	$10,505

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2017 and December 31, 2016. Ratings reflect the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of June 30, 2017	As of December 31, 2016
AAA	13.6%	11.6%
AA	52.8	54.8
A	19.1	17.9
BBB	2.3	1.9
BIG(1)	11.6	13.5
Not rated	0.6	0.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Part I, Item I, Financial Statements, Note 10, Investments and Cash, for additional information.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted total $287 million and $285 million, as of June 30, 2017 and December 31, 2016, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,616 million and $1,420 million, based on fair value, as of June 30, 2017 and December 31, 2016, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $18 million and $116 million as of June 30, 2017 and December 31, 2016, respectively. In February 2017, the Company terminated all of its remaining CDS contracts with one of its counterparties as to which it had collateral posting obligations and all of the collateral that the Company had been posting to that counterparty was returned to the Company. See Part I, Item I, Financial Statements, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

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

As of June 30, 2017, approximately 35.6% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S. Although AGMH no longer holds any ownership interest in FSAM or the GIC issuers, AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated.

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

As of June 30, 2017, the aggregate accreted GIC balance was approximately $1.6 billion, compared with approximately $10.2 billion as of December 31, 2009. As of June 30, 2017, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.8 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of June 30, 2017 the commitment totaled $1.3 billion, of which approximately $0.8 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

Despite the put contract and revolving credit agreement, and the significant portion of FSAM assets comprised of highly liquid securities backed by the full faith and credit of the U.S., AGM remains subject to the risk that Dexia SA and its affiliates may not fulfill their contractual obligations. In that case, the GIC issuers may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. As of June 30, 2017, FSA Global Funding Limited had approximately $358 million of medium term notes outstanding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for an updated sensitivity analysis for credit derivatives and expected losses on contracts accounted for as insurance. For other quantitative and qualitative disclosures about market risk, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", of our Company's Annual Report on Form 10-K for the year ended December 31, 2016. There were no material changes in the market risks that the Company is exposed to since December 31, 2016.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on their evaluation as of June 30, 2017 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

On January 10, 2017, the Company acquired MBIA UK. See Part I, Item I, Financial Statements, Note 2, Acquisitions, for additional information. The Company has extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the integration of MBIA UK financial data into the Company’s existing systems, processes and related controls, as well as the new processes and controls to accommodate the business combination accounting and financial consolidation of MBIA UK.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and in Part I, Item 1, Financial Statements, Note 14, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q, which note includes discussion of developments that occurred during the three months ended June 30, 2017.

On December 22, 2014, Deutsche Bank National Trust Company, as indenture trustee for the AAA Trust 2007-2 Re-REMIC (the Trustee), filed a “trust instructional proceeding” petition in the State of California Superior Court (Probate Division, Orange County), seeking the court’s instruction as to how it should allocate the losses resulting from its December 2014 sale of four RMBS owned by the AAA Trust 2007-2 Re-REMIC. This sale of approximately $70 million principal balance of RMBS was made pursuant to AGC’s liquidation direction in November 2014, and resulted in approximately $27 million of gross proceeds to the Re-REMIC. On December 22, 2014, AGC directed the indenture trustee to allocate to the uninsured Class A-3 Notes the losses realized from the sale. On May 4, 2015, the Superior Court rejected AGC’s allocation direction, and ordered the Trustee to allocate to the Class A-3 noteholders a pro rata share of the $27 million of gross proceeds. On May 17, 2017, the California Court of Appeal upheld the Superior Court’s rejection of AGC’s allocation direction. On June 15, 2017, the California Court of Appeal denied AGC’s petition for a rehearing, pursuant to an order that modified its initial opinion and affirmed the Superior Court’s May 4, 2015 order.

ITEM 1A.	RISK FACTORS

Please refer to the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the six months ended June 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
April 1 - April 30	1,133,926	$38.03	1,133,202	$289,775,722
May 1 - May 31	1,489,313	$38.78	1,467,320	$232,872,749
June 1 - June 30	856,189	$40.88	856,189	$197,872,785
Total	3,479,428	$39.05	3,456,711
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through August 2, 2017, the Company has repurchased a total of 78.2 million common shares for approximately $2,096 million, excluding commissions, at an average price of $26.80 per share. As of August 2, 2017, $168 million of total capacity remained from the existing Board share repurchase authorizations, on a settlement basis.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 3, 2017	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Three and Six Months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2017 and 2016 (iv) Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2017 (v) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.