Form 10-Q
period 2017-09-30
ASSURED GUARANTY LTD
filed 2017-11-03
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 1, 2017 was 117,453,849 (includes 50,225 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of September 30, 2017	As of December 31, 2016
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,045 and $9,974)	$10,546	$10,233
Short-term investments, at fair value	949	590
Other invested assets	96	162
Total investment portfolio	11,591	10,985
Cash	72	118
Premiums receivable, net of commissions payable	922	576
Ceded unearned premium reserve	108	206
Deferred acquisition costs	105	106
Reinsurance recoverable on unpaid losses	39	80
Salvage and subrogation recoverable	497	365
Credit derivative assets	3	13
Deferred tax asset, net	135	497
Current income tax receivable	72	12
Financial guaranty variable interest entities’ assets, at fair value	707	876
Other assets	398	317
Total assets	$14,649	$14,151
Liabilities and shareholders’ equity
Unearned premium reserve	$3,597	$3,511
Loss and loss adjustment expense reserve	1,326	1,127
Reinsurance balances payable, net	45	64
Long-term debt	1,292	1,306
Credit derivative liabilities	305	402
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	657	807
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	111	151
Other liabilities	438	279
Total liabilities	7,771	7,647
Commitments and contingencies (See Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 117,937,242 and 127,988,230 shares issued and outstanding)	1	1
Additional paid-in capital	637	1,060
Retained earnings	5,913	5,289
Accumulated other comprehensive income, net of tax of $148 and $70	326	149
Deferred equity compensation	1	5
Total shareholders’ equity	6,878	6,504
Total liabilities and shareholders’ equity	$14,649	$14,151

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Net earned premiums	$186	$231	$512	$628
Net investment income	99	94	322	291
Net realized investment gains (losses):
Other-than-temporary impairment losses	(20)	(4)	(23)	(32)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(7)	1	6	(6)
Net impairment loss	(13)	(5)	(29)	(26)
Other net realized investment gains (losses)	20	3	83	21
Net realized investment gains (losses)	7	(2)	54	(5)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(1)	15	19	47
Net unrealized gains (losses)	59	6	87	(23)
Net change in fair value of credit derivatives	58	21	106	24
Fair value gains (losses) on committed capital securities	(4)	(23)	(4)	(50)
Fair value gains (losses) on financial guaranty variable interest entities	3	(11)	25	11
Bargain purchase gain and settlement of pre-existing relationships	—	259	58	259
Other income (loss)	274	(3)	385	49
Total revenues	623	566	1,458	1,207
Expenses
Loss and loss adjustment expenses	223	(9)	354	183
Amortization of deferred acquisition costs	5	4	13	13
Interest expense	24	26	73	77
Other operating expenses	58	65	183	188
Total expenses	310	86	623	461
Income (loss) before income taxes	313	480	835	746
Provision (benefit) for income taxes
Current	(148)	18	(102)	80
Deferred	253	(17)	259	(18)
Total provision (benefit) for income taxes	105	1	157	62
Net income (loss)	$208	$479	$678	$684

Earnings per share:
Basic	$1.75	$3.63	$5.56	$5.10
Diluted	$1.72	$3.60	$5.48	$5.06
Dividends per share	$0.1425	$0.13	$0.4275	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$208	$479	$678	$684
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $10, $(14), $63 and $48	27	(33)	133	146
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(7), $8, $44 and $(5)	(15)	13	81	(10)
Unrealized holding gains (losses) arising during the period, net of tax	12	(20)	214	136
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $3, $(1), $29 and $(1)	4	0	52	(1)
Change in net unrealized gains (losses) on investments	8	(20)	162	137
Other, net of tax provision	3	(5)	15	(16)
Other comprehensive income (loss)	$11	$(25)	$177	$121
Comprehensive income (loss)	$219	$454	$855	$805

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statement of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2017

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2016	127,988,230	$1	$1,060	$5,289	$149	$5	$6,504
Net income	—	—	—	678	—	—	678
Dividends ($0.4275 per share)	—	—	—	(53)	—	—	(53)
Common stock repurchases	(10,734,653)	0	(431)	—	—	—	(431)
Share-based compensation and other	683,665	0	8	—	—	(4)	4
Other comprehensive income	—	—	—	—	177	—	177
Other	—	—	—	(1)	—	—	(1)
Balance at September 30, 2017	117,937,242	$1	$637	$5,913	$326	$1	$6,878

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2017	2016
Net cash flows provided by (used in) operating activities	$354	$(189)
Investing activities
Fixed-maturity securities:
Purchases	(1,615)	(1,028)
Sales	1,128	877
Maturities	689	861
Net sales (purchases) of short-term investments	(240)	80
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	117	590
Acquisition of MBIA UK, net of cash acquired (see Note 2)	95	—
Acquisition of CIFG, net of cash acquired	—	(435)
Other	58	(12)
Net cash flows provided by (used in) investing activities	232	933
Financing activities
Dividends paid	(53)	(52)
Repurchases of common stock	(431)	(190)
Repurchases of common stock to pay withholding taxes	(13)	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(124)	(567)
Repayment/ extinguishment of long-term debt	(29)	(2)
Proceeds from option exercises	5	6
Net cash flows provided by (used in) financing activities	(645)	(807)
Effect of foreign exchange rate changes	4	(4)
Increase (decrease) in cash and restricted cash	(55)	(67)
Cash and restricted cash at beginning of period (see Note 10)	127	166
Cash and restricted cash at end of period (see Note 10)	$72	$99
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$3	$2
Interest	$53	$55

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim consolidated financial statements are as of September 30, 2017 and cover the three-month period ended September 30, 2017 (Third Quarter 2017), the three-month period ended September 30, 2016 (Third Quarter 2016), the nine-month period ended September 30, 2017 (Nine Months 2017) and the nine-month period ended September 30, 2016 (Nine Months 2016). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, except Note 18, Subsidiary Information, which reflects transfers of businesses between entities within the consolidated group that occurred in the current reporting period consistently for all prior periods presented.

The unaudited interim consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

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

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and AGMH - have public debt outstanding. Please refer to Note 15, Long-Term Debt and Credit Facilities and Note 18, Subsidiary Information.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU was adopted on January 1, 2017 and did not have an effect on the Company’s consolidated statements of cash flows for the periods presented.

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The ASU was adopted January 1, 2017 with no material effect on the consolidated financial statements.

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

Another amendment pertains to liabilities that an entity has elected to measure at fair value in accordance with the fair value option for financial instruments. For these liabilities, the portion of fair value change related to instrument specific credit risk will be separately presented in OCI as opposed to the income statement. The Company elected the fair value option to account for its consolidated FG VIEs. The Company is evaluating the effect that the ASU will have on its consolidated FG VIEs.

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

In addition, the ASU amends the accounting for credit losses on available-for-sale securities and purchased financial assets with credit deterioration. The ASU also eliminates the concept of “other than temporary” from the impairment model for certain available-for-sale securities. Accordingly, the ASU states that an entity must use an allowance approach, must limit the allowance to an amount by which the security’s fair value is less than its amortized cost basis, may not consider the length of time fair value has been less than amortized cost, and may not consider recoveries in fair value after the balance sheet date when assessing whether a credit loss exists. For purchased financial assets with credit deterioration, the ASU requires an entity’s method for measuring credit losses to be consistent with its method for measuring expected losses for originated and purchased non-credit-deteriorated assets.

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

MBIA UK was renamed Assured Guaranty (London) Ltd. and on June 1, 2017, was re-registered as a public limited company (plc). Further, AGLN was sold by AGC to AGM and then contributed by AGM to AGE on June 26, 2017. Please refer to Note 1, Business and Basis of Presentation for additional information on the Company's European subsidiaries combination.

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

Revenue and net income related to MBIA UK from the MBIA UK Acquisition Date through September 30, 2017 included in the consolidated statement of operations were approximately $176 million and $129 million, respectively, including the bargain purchase gain, settlement of pre-existing relationships, quarterly activity and realized gain on the disposition of AGC's Zohar II Notes. For Nine Months 2017, the Company recognized transaction expenses related to the MBIA UK Acquisition of $7 million comprising primarily legal and financial advisors fees.

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

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2016, nor is it indicative of the results of operations in future periods. The Company did not include any pro forma combined financial information for 2017 as substantially all of MBIA UK's results of operations for 2017 are included in Nine Months 2017 consolidated statements of operations.

Unaudited Pro Forma Results of Operations

Nine Months 2016
(in millions, except per share amounts)
Pro forma revenues	$1,358
Pro forma net income	796
Pro forma earnings per share (EPS):
Basic	5.93
Diluted	5.89

CIFG Holding Inc.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc. (together with its subsidiaries, CIFGH), the parent of financial guaranty insurer CIFG Assurance North America, Inc. (CIFGNA) (the CIFG Acquisition), for $450.6 million in cash.  AGUS previously owned 1.6% of the outstanding shares of CIFGH, for which it received $7.1 million in consideration from AGC, resulting in a net consolidated purchase price of $443 million. AGC merged CIFGNA with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016.

Please refer to Note 2, Acquisitions, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2016 for additional information on the acquisition of CIFG Holding Inc., including the purchase price and the allocation of the purchase price to net assets acquired and the resulting bargain purchase gain and the loss on settlement of pre-existing relationships.

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

For a discussion of the effects of rating actions on the Company, please refer to Note 6, Contracts Accounted for as Insurance, and Note 13, Reinsurance and Other Monoline Exposures.

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

The Company monitors its insured portfolio and refreshes its internal credit ratings on individual credits in quarterly, semi-annual or annual cycles based on the Company’s view of the credit’s quality, loss potential, volatility and sector. Ratings on credits in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. The Company’s credit ratings on assumed credits are based on the Company’s reviews of low-rated credits or credits in volatile sectors, unless such information is not available, in which case, the ceding company’s credit ratings of the transactions are used.

Credits identified as BIG are subjected to further review to determine the probability of a loss. Please refer to Note 5, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. For surveillance purposes, the Company calculates present value using a discount rate of 4% or 5% depending on the insurance subsidiary. (Risk-free rates are used for calculating the expected loss for financial statement measurement purposes.)

More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. The Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims on that transaction in the future than it will have reimbursed. The three BIG categories are:

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of September 30, 2017 and December 31, 2016, the Company excluded $2.0 billion and $2.1 billion, respectively, of net par related to loss mitigation securities (which are mostly BIG), and other loss mitigation strategies. The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
Public finance	$407,539	$425,849	$399,347	$409,447
Structured finance	17,464	29,151	17,377	28,088
Total financial guaranty	$425,003	$455,000	$416,724	$437,535

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $43 million as of the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$915	0.4%	$2,523	5.9%	$2,333	17.8%	$419	25.0%	$6,190	2.2%
AA	33,614	15.4	301	0.7	4,853	36.9	76	4.5	38,844	14.1
A	124,332	57.0	13,657	32.0	1,778	13.5	268	15.9	140,035	50.8
BBB	52,021	23.8	23,965	56.1	724	5.5	762	45.3	77,472	28.1
BIG	7,334	3.4	2,281	5.3	3,454	26.3	157	9.3	13,226	4.8
Total net par outstanding (1)	$218,216	100.0%	$42,727	100.0%	$13,142	100.0%	$1,682	100.0%	$275,767	100.0%
_____________________

(1)
The September 30, 2017 amounts include $13.0 billion of net par from the MBIA UK Acquisition. Please refer to Note 13, Reinsurance and Other Monoline Exposures, for the effect of commutations on net par outstanding.

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

Components of BIG Portfolio

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of September 30, 2017

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,563	$662	$4,109	$7,334	$218,216
Non-U.S. public finance	2,007	274	—	2,281	42,727
Public finance	4,570	936	4,109	9,615	260,943
Structured finance:
U.S. Residential mortgage-backed securities (RMBS)	177	354	2,338	2,869	5,064
Triple-X life insurance transactions	—	—	85	85	2,058
Trust preferred securities (TruPS)	239	—	—	239	1,455
Other structured finance	186	157	75	418	6,247
Structured finance	602	511	2,498	3,611	14,824
Total	$5,172	$1,447	$6,607	$13,226	$275,767

Components of BIG Net Par Outstanding
(Insurance and Credit Derivative Form)
As of December 31, 2016

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,402	$3,123	$1,855	$7,380	$244,798
Non-U.S. public finance	1,288	54	—	1,342	26,381
Public finance	3,690	3,177	1,855	8,722	271,179
Structured finance:
U.S. RMBS	197	493	2,461	3,151	5,637
Triple-X life insurance transactions	—	—	126	126	2,057
TruPS	304	126	—	430	1,892
Other structured finance	304	263	78	645	15,553
Structured finance	805	882	2,665	4,352	25,139
Total	$4,495	$4,059	$4,520	$13,074	$296,318

BIG Net Par Outstanding
and Number of Risks
As of September 30, 2017

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$4,628	$544	$5,172	150	9	159
Category 2	1,382	65	1,447	48	4	52
Category 3	6,520	87	6,607	151	8	159
Total BIG	$12,530	$696	$13,226	349	21	370

 BIG Net Par Outstanding
and Number of Risks
As of December 31, 2016

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$3,861	$634	$4,495	165	10	175
Category 2	3,857	202	4,059	79	6	85
Category 3	4,383	137	4,520	148	9	157
Total BIG	$12,101	$973	$13,074	392	25	417
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of September 30, 2017, all of which are rated BIG. This amount includes $389 million related to the 2017 commutations of previously ceded business. Please refer to Note 13, Reinsurance and Other Monoline Exposures, for more information. In recent years, Puerto Rico has experienced significant general fund budget deficits and a challenging economic environment. Beginning on January 1, 2016, a number of Puerto Rico credits have defaulted on bond payments, and the Company has now paid claims on most of its Puerto Rico credits as shown in the table "Puerto Rico Net Par Outstanding" below.

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

In mid-March 2017, the Oversight Board certified Puerto Rico’s fiscal plan, dated March 13, 2017 (Fiscal Plan). The Fiscal Plan provides only approximately $7.9 billion for Commonwealth debt service over the next ten years, an amount less than scheduled debt service for such period. The Fiscal Plan itself acknowledges that there are a number of legal and contractual issues not addressed by the Fiscal Plan. On April 28, 2017, the Oversight Board approved fiscal plans for Puerto Rico Electric Power Authority (PREPA) and PRHTA, and directed Puerto Rico Aqueduct and Sewer Authority (PRASA) to amend its proposed plan in several ways. The Oversight Board approved the amended PRASA plan on June 30, 2017. The PRHTA plan assumes that PRHTA will not pay any debt service at least through 2026. The PRASA plan assumes it will pay only approximately 65% of its debt service through 2026. The Company does not believe the fiscal plans of PRHTA or PRASA in their current forms comply with certain mandatory requirements of PROMESA.

On May 3, 2017, the Oversight Board filed a petition with the Federal District Court of Puerto Rico for the Commonwealth under Title III of PROMESA. Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the United States Bankruptcy Code (Bankruptcy Code). On May 5, 2017, the Oversight Board certified a filing under Title III of PROMESA for the Puerto Rico Sales Tax Financing Corporation (COFINA). On May 21, 2017, the Board filed a petition under Title III of PROMESA for PRHTA. On July 2, 2017, after the rejection by the Oversight Board and termination by PREPA of the Restructuring Support Agreement (RSA) described below, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA.
The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. Please see “Puerto Rico Recovery Litigation” below.

Judge Laura Taylor Swain of the Southern District of New York was selected by Chief Justice John Roberts of the United States Supreme Court to preside over any proceedings under PROMESA. Judge Swain has selected a team of five federal judges to act as mediators for certain issues and disputes.

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and widespread devastation in the Commonwealth. Damage to the Commonwealth’s infrastructure, including the power grid, water system and transportation system, was extensive, with the entire island being without power in the aftermath of the storm. Officials continue to assess the extent of the damage, but rebuilding and economic recovery are expected to take years. While the federal government is expected to provide very substantial resources for relief and rebuilding -- which is expected to help economic activity and address the Commonwealth’s infrastructure needs in the intermediate and longer term -- economic activity in general and tourism in particular, as well as tax collections, are all expected to decline in the short term. Out migration to the mainland is also expected to increase, at least initially.

Litigation and mediation related to the Commonwealth’s debt have been delayed by Hurricane Maria. The final form and timing of responses to Puerto Rico’s financial distress and the devastation of Hurricane Maria eventually taken by the federal government or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the final impact, after resolution of legal challenges, of any such responses on obligations insured by the Company, are uncertain.

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

Constitutionally Guaranteed

General Obligation. As of September 30, 2017, the Company had $1,419 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. On July 1, 2016, despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds, and has continued to make claim payments on these bonds. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to the Commonwealth.

Puerto Rico Public Buildings Authority (PBA). As of September 30, 2017, the Company had $141 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. On July 1, 2016, despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due that day, and the Company made its first claim payments on these bonds, and has continued to make claim payments on these bonds.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of September 30, 2017, the Company had $882 million insured net par outstanding of PRHTA (transportation revenue) bonds and $495 million insured net par of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company made its first claim payments on these bonds. As noted above, on April 28, 2017, the Oversight Board approved a fiscal plan for PRHTA that PRHTA will not pay any debt service at least through 2026. The Company does not believe the PRHTA fiscal plan in its current form complies with certain mandatory requirements of PROMESA.

PRCCDA. As of September 30, 2017, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company made its first claim payments on these bonds.

PRIFA. As of September 30, 2017, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company made its first claim payment on PRIFA bonds in January 2016, and has continued to make claim payments on PRIFA bonds.

Other Public Corporations

PREPA. As of September 30, 2017, the Company had $853 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system.

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

PRASA. As of September 30, 2017, the Company had $373 million of insured net par outstanding to PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S. Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full. As noted above, on April 28, 2017, the Oversight Board considered a fiscal plan for PRASA that assumes PRASA will pay only approximately 65% of its debt service through 2026, and approved the amended plan on June 30, 2017. Because PRASA has several categories of debt outstanding and the Company insures only PRASA debt with a senior lien on gross revenues of PRASA, it is unclear whether (or to what extent, if any) the payment of only 65% of debt service through 2026 would result in a reduction in PRASA payments of Company-insured debt. The Company does not believe the PRASA fiscal plan in its current form complies with certain mandatory requirements of PROMESA.

Municipal Finance Agency (MFA). As of September 30, 2017, the Company had $360 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

COFINA. As of September 30, 2017, the Company had $272 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. As noted above, the Oversight Board filed a petition on behalf of the Commonwealth under Title III of PROMESA. COFINA defaulted on its August 1, 2017 insured debt service payment, and the Company made its first claim payments on these bonds.

University of Puerto Rico (U of PR). As of September 30, 2017, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Puerto Rico Recovery Litigation

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters.

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation (Ambac) commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico (Federal District Court in Puerto Rico) to invalidate the executive orders issued by the Former Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company claw back certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and the PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the Court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay. While the PROMESA automatic stay expired on May 1, 2017, on May 17, 2017, the Court stayed the action under Title III of PROMESA.

On May 3, 2017, AGM and AGC filed in the Federal District Court in Puerto Rico an adversary complaint seeking a judgment that the Commonwealth's Fiscal Plan violates various sections of PROMESA and the Contracts, Takings and Due Process Clauses of the U.S. Constitution, an injunction enjoining the Commonwealth and Oversight Board from presenting or proceeding with confirmation of any plan of adjustment based on the Fiscal Plan, and a stay on the confirmation of any plan of adjustment based on the Fiscal Plan pending development of a fiscal plan that complies with PROMESA and the U.S. Constitution. On October 6, 2017, AGC and AGM voluntarily withdrew without prejudice the complaint, based on their expectation that the Fiscal Plan would be modified as a result of Hurricane Maria.

On May 16, 2017, The Bank of New York Mellon, as trustee for the bonds issued by COFINA, filed an adversary complaint for interpleader and declaratory relief with the Federal District Court in Puerto Rico to resolve competing and conflicting demands made by various groups of COFINA bondholders, insurers of certain COFINA Bonds and COFINA, regarding funds held by the trustee for certain COFINA bond debt service payments scheduled to occur on and after June 1, 2017. On May 19, 2017, an order to show cause was entered permitting AGC and AGM to intervene in this matter. While AGM has insured COFINA Bonds, AGC has not.

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

On June 26, 2017, AGM and AGC filed a complaint in Federal District Court in Puerto Rico seeking (i) a declaratory judgment that the PREPA RSA is a “Preexisting Voluntary Agreement” under Section 104 of PROMESA and the Oversight Board’s failure to certify the PREPA RSA is an unlawful application of Section 601 of PROMESA; (ii) an injunction enjoining the Oversight Board from unlawfully applying Section 601 of PROMESA and ordering it to certify the PREPA RSA; and (iii) a writ of mandamus requiring the Oversight Board to comply with its duties under PROMESA and certify the PREPA RSA. On July 21, 2017, in light of its PREPA Title III petition on July 2, 2017, the Oversight Board filed a notice of stay under PROMESA.

On July 18, 2017, AGM and AGC filed a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. That motion was denied on September 14, 2017. AGM and AGC filed a notice of appeal on September 28, 2017.

On August 7, 2017, AGC and AGM filed an adversary complaint in Federal District Court in Puerto Rico seeking, among other things, judgment against defendants (i) declaring that the application of pledged special revenues to the payment of the PREPA Bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PREPA Bonds under the Bankruptcy Code; (ii) declaring that capital expenditures and all other expenses that do not constitute current, reasonable and necessary operating expenses may not be paid from pledged special revenues prior to the payment of debt service on the PREPA Bonds, and (iii) enjoining defendants from taking or causing to be taken any action that would further violate the special revenue protections provided to the PREPA Bonds under the Bankruptcy Code; and (iv) ordering defendants to remit the pledged special revenues securing the PREPA Bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On October 13, 2017, AGC and AGM voluntarily withdrew without prejudice the complaint, in order to allow PREPA to focus on emergency efforts to restore electricity to the island's residents and businesses in the wake of Hurricane Maria.

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in millions)
Exposure to Puerto Rico	$5,186	$5,435	$8,516	$9,038

Puerto Rico
Net Par Outstanding (1)

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2) (3)	$1,419	$1,476
PBA (2)	141	169
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (2) (3)	882	918
PRHTA (Highways revenue) (2) (3)	495	350
PRCCDA (2)	152	152
PRIFA (2)	18	18
Other Public Corporations
PREPA (2) (3)	853	724
PRASA	373	373
MFA	360	334
COFINA (2) (3)	272	271
U of PR	1	1
Total net exposure to Puerto Rico	$4,966	$4,786
____________________

(1)
The September 30, 2017 amounts include $389 million (which comprises $36 million of General Obligation Bonds, $134 million of PREPA, $144 million of PRHTA (Highways revenue), and $75 million of MFA) related to 2017 commutations of previously ceded business. Please refer to Note 13, Reinsurance and Other Monoline Exposures, for more information.

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

     Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of September 30, 2017

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2017 (October 1 - December 31)	$0	$3
2018 (January 1 - March 31)	0	123
2018 (April 1 - June 30)	0	3
2018 (July 1 - September 30)	200	322
2018 (October 1 - December 31)	0	3
Subtotal 2018	200	451
2019	223	464
2020	285	516
2021	147	364
2022-2026	1,045	1,995
2027-2031	981	1,655
2032-2036	1,250	1,669
2037-2041	417	588
2042-2047	418	492
Total	$4,966	$8,197

Exposure to the U.S. Virgin Islands

The Company has $498 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rates $224 million BIG. The $274 million USVI net par the Company rates investment grade is comprised primarily of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $224 million BIG USVI net par comprises (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

Hurricane Irma caused significant damage in St. John and St. Thomas, while Hurricane Maria made landfall on St. Croix as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and substantial damage to St. Croix’s businesses and infrastructure, including the power grid. The USVI is benefiting from the federal response to this year’s hurricanes and has made its debt service payments to date.

Exposure to the Selected European Countries

The European countries where the Company has exposure and believes heightened uncertainties exist are: Hungary, Italy, Portugal, Spain and Turkey (collectively, the Selected European Countries). The Company’s direct economic exposure to the Selected European Countries, based on par, is shown in the following table, net of ceded reinsurance.

Net Direct Economic Exposure to Selected European Countries(1)
As of September 30, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$214	$1,034	$75	$456	$—	$1,779
Non-sovereign exposure(3)	125	449	—	—	200	774
Total	$339	$1,483	$75	$456	$200	$2,553
Total BIG (See Note 5)	$262	$—	$75	$456	$—	$793
____________________

(1)	While exposures are shown in U.S. dollars, the obligations are in various currencies, primarily euros.

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

The Company's $200 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $46 million to Selected European Countries in transactions with $0.7 billion of net par outstanding.

Non-Financial Guaranty Insurance

The Company provided capital relief triple-X excess of loss life reinsurance on approximately $540 million of exposure as of September 30, 2017 and $390 million as of December 31, 2016. The triple-X excess of loss life reinsurance exposure is expected to increase to approximately $1.2 billion prior to September 30, 2036.

In addition, the Company started providing reinsurance on aircraft residual value insurance (RVI) policies in the first quarter of 2017 and had net exposure of $116 million to such reinsurance as of September 30, 2017.

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

The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company's current projections of losses may be subject to considerable volatility and may not reflect the Company's ultimate claims paid. For information on the Company's loss estimation process, please refer to Note 5, Expected Loss to be Paid, of Part II, Item 8, Financial Statements and Supplementary Data in AGL's Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables present a roll forward of the present value of net expected loss to be paid for all contracts, whether accounted for as insurance, credit derivatives or financial guaranty (FG) VIEs, by sector, after the expected recoveries/ (payables) for breaches of representations and warranties (R&W) and other expected recoveries. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 2.94% with a weighted average of 2.27% as of September 30, 2017 and 0.0% to 3.23% with a weighted average of 2.73% as of December 31, 2016.

Net Expected Loss to be Paid
Roll Forward

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Net expected loss to be paid, beginning of period	$1,297	$1,326	$1,198	$1,391
Net expected loss to be paid on the MBIA UK portfolio as of January 10, 2017	—	—	21	—
Net expected loss to be paid on the CIFG portfolio as of July 1, 2016	—	22	—	22
Economic loss development (benefit) due to:
Accretion of discount	8	5	24	20
Changes in discount rates	(6)	(29)	28	79
Changes in timing and assumptions	202	(20)	246	(62)
Total economic loss development (benefit)	204	(44)	298	37
Net (paid) recovered losses	(209)	(214)	(225)	(360)
Net expected loss to be paid, end of period	$1,292	$1,090	$1,292	$1,090

Net Expected Loss to be Paid
Roll Forward by Sector
Third Quarter 2017

	Net Expected Loss to be Paid (Recovered) as of June 30, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2017 (2)
	(in millions)
Public finance:
U.S. public finance	$1,044	$229	$(227)	$1,046
Non-U.S. public finance	42	0	5	47
Public finance	1,086	229	(222)	1,093
Structured finance:
U.S. RMBS	182	(19)	13	176
Triple-X life insurance transactions	(4)	(1)	(2)	(7)
Other structured finance	33	(5)	2	30
Structured finance	211	(25)	13	199
Total	$1,297	$204	$(209)	$1,292

Net Expected Loss to be Paid
Roll Forward by Sector
Third Quarter 2016

	Net Expected Loss to be Paid (Recovered) as of June 30, 2016	Net Expected Loss to be Paid (Recovered) on CIFG as of July 1, 2016	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2016
	(in millions)
Public finance:
U.S. public finance	$963	$40	$9	$(196)	$816
Non-U.S. public finance	37	2	(1)	—	38
Public finance	1,000	42	8	(196)	854
Structured finance:
U.S. RMBS	192	(22)	(27)	5	148
Triple-X life insurance transactions	100	—	(23)	(23)	54
Other structured finance	34	2	(2)	0	34
Structured finance	326	(20)	(52)	(18)	236
Total	$1,326	$22	$(44)	$(214)	$1,090

Net Expected Loss to be Paid
Roll Forward by Sector
Nine Months 2017

	Net Expected Loss to be Paid (Recovered) as of December 31, 2016 (2)	Net Expected Loss to be Paid on MBIA UK as of January 10, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2017 (2)
	(in millions)
Public finance:
U.S. public finance	$871	$—	$431	$(256)	$1,046
Non-U.S. public finance	33	13	(4)	5	47
Public finance	904	13	427	(251)	1,093
Structured finance:
U.S. RMBS	206	—	(70)	40	176
Triple-X life insurance transactions	54	—	(56)	(5)	(7)
Other structured finance	34	8	(3)	(9)	30
Structured finance	294	8	(129)	26	199
Total	$1,198	$21	$298	$(225)	$1,292

Net Expected Loss to be Paid
Roll Forward by Sector
Nine Months 2016

	Net Expected Loss to be Paid (Recovered) as of December 31, 2015	Net Expected Loss to be Paid (Recovered) on CIFG as of July 1, 2016	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2016
	(in millions)
Public finance:
U.S. public finance	$771	$40	$218	$(213)	$816
Non-U.S. public finance	38	2	(2)	—	38
Public finance	809	42	216	(213)	854
Structured finance:
U.S. RMBS	409	(22)	(139)	(100)	148
Triple-X life insurance transactions	99	—	(21)	(24)	54
Other structured finance	74	2	(19)	(23)	34
Structured finance	582	(20)	(179)	(147)	236
Total	$1,391	$22	$37	$(360)	$1,090
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $7 million and $3 million in LAE for Third Quarter 2017 and 2016, respectively and $16 million and $12 million in LAE for Nine Months 2017 and 2016, respectively.

(2)	Includes expected LAE to be paid of $23 million as of September 30, 2017 and $12 million as of December 31, 2016.

The following table presents the present value of net expected loss to be paid and the net economic loss development for all contracts by accounting model.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of September 30, 2017	As of December 31, 2016	Third Quarter 2017	Third Quarter 2016	Nine Months 2017	Nine Months 2016
	(in millions)
Financial guaranty insurance	$1,205	$1,083	$207	$(35)	$328	$66
FG VIEs (1) and other	93	105	(2)	(3)	(6)	(6)
Credit derivatives (2)	(6)	10	(1)	(6)	(24)	(23)
Total	$1,292	$1,198	$204	$(44)	$298	$37
___________________
(1)    Refer to Note 9, Consolidated Variable Interest Entities.

(2)    Refer to Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of September 30, 2017, all of which are BIG. For additional information regarding the Company's exposure to general obligations of Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, please refer to "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.

As of September 30, 2017, the Company has insured $346 million net par outstanding of general obligation bonds issued by the City of Hartford, Connecticut, which has recently experienced financial distress.  The Company rates $345 million net par of that BIG, with the remainder being a second-to-pay policy rated investment grade. The mayor of Hartford announced that the city would be unable to meet its financial obligations by early November 2017 if the State of Connecticut failed to enact a budget, and hired bankruptcy consultants.  On October 31, 2017, the State adopted a budget providing for substantial payments to the City, placing the City under State oversight and providing an avenue for the City to issue debt backed by the State.
The Company has approximately $19 million of net par exposure as of September 30, 2017 to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but subsequently claimed the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed.  On May 31, 2017, the United States Court of Appeals for the Fifth Circuit reversed a district court ruling favorable to the Company in its declaratory judgment action disputing the County’s interpretation. See “Recovery Litigation” below.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of September 30, 2017, the Company’s net par subject to the plan consists of $113 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company projects that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2017 including those mentioned above, which incorporated the likelihood of the various outcomes, will be $1.0 billion, compared with a net expected loss of $871 million as of December 31, 2016. Economic loss development in Third Quarter 2017 was $229 million and economic loss development for Nine Months 2017 was $431 million, which was primarily attributable to Puerto Rico exposures.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures credits with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese credits is $456 million and $75 million, respectively. The Company rates all of these exposures BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure, net of reinsurance, to these Hungarian credits is $214 million, all of which is rated BIG.

As part of the MBIA UK Acquisition, the Company now also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $218 million of net par outstanding as of September 30, 2017. This transaction has been underperforming due to lower traffic volume and higher costs compared with expectations at underwriting.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $47 million as of September 30, 2017, compared with $33 million as of December 31, 2016. The MBIA UK Acquisition added $13 million of net expected loss as of January 2017. There was little economic loss development during Third Quarter 2017. The economic benefit of approximately $4 million during Nine Months 2017 was due mainly to the improved internal outlook of certain European sovereigns and sub-sovereign entities.

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

Third Quarter 2017 U.S. RMBS Loss Projections

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

First Lien Liquidation Rates

	September 30, 2017	June 30, 2017	December 31, 2016
Delinquent/Modified in the Previous 12 Months
Alt A and Prime	20%	20%	25%
Option ARM	20	20	25
Subprime	20	20	25
30 – 59 Days Delinquent
Alt A and Prime	30	30	35
Option ARM	35	35	35
Subprime	40	40	40
60 – 89 Days Delinquent
Alt A and Prime	40	40	45
Option ARM	45	45	50
Subprime	50	45	50
90+ Days Delinquent
Alt A and Prime	50	50	55
Option ARM	55	55	55
Subprime	55	55	55
Bankruptcy
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt A and Prime	65	60	65
Option ARM	65	65	65
Subprime	65	65	65
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 5.75 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS(1)

	As of September 30, 2017				As of June 30, 2017				As of December 31, 2016
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt A and Prime
Plateau CDR	1.0%	-	11.0%	5.1%	1.1%	-	10.3%	5.1%	1.0%	–	13.5%	5.7%
Final CDR	0.0%	-	0.5%	0.3%	0.1%	-	0.5%	0.3%	0.0%	–	0.7%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	80%				80%				80%
2007+	70%				70%				70%
Option ARM
Plateau CDR	2.4%	-	6.6%	5.3%	3.7%	-	6.7%	5.4%	3.2%	–	7.0%	5.6%
Final CDR	0.1%	-	0.3%	0.3%	0.2%	-	0.3%	0.3%	0.2%	–	0.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	75%				75%				75%
Subprime
Plateau CDR	3.6%	-	13.1%	7.9%	3.8%	-	13.1%	7.8%	2.8%	–	14.1%	8.1%
Final CDR	0.2%	-	0.7%	0.4%	0.2%	-	0.7%	0.4%	0.1%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80%				80%				80%
2006	90%				90%				90%
2007+	95%				95%				90%
____________________
(1)                                Represents variables for the base case.

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for June 30, 2017 and December 31, 2016.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2017. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2017 as it used as of June 30, 2017 and December 31, 2016, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $24 million for Alt-A first liens, $9 million for Option ARM, $41 million for subprime and $1 million for prime transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $11 million for Alt-A first liens, $21 million for Option ARM, $22 million for subprime and $0.1 million for prime transactions.

U.S. Second Lien RMBS Loss Projections

Second lien RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien mortgages. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction, the voluntary prepayment rate (typically also referred to as CPR of the collateral), the interest rate environment, and assumptions about loss severity.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising six months of delinquent data and 28 months of decrease to the steady state CDR, the same as of June 30, 2017 and December 31, 2016.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. In the prior periods, as the HELOC loans underlying the Company's insured HELOC transactions reached their principal amortization period, the Company incorporated an assumption that a percentage of loans reaching their principal amortization periods would default around the time of the payment increase.

Most of the HELOC loans underlying the Company's insured HELOC transactions are now past their interest only reset date, although a significant number of HELOC loans were modified to extend the interest only period for another five years. As a result, in Third Quarter 2017, the Company eliminated the CDR increase that was applied when such loans reached their principal amortization period. In addition, based on the average performance history, starting in Third Quarter 2017, the Company applied a CDR floor of 2.5% for the future steady state CDR on all its HELOC transactions and reduced the liquidation rate assumption for selected vintages.

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of September 30, 2017 that it will generally recover only 2% of the collateral defaulting in the future and declining additional amounts of post-default receipts on previously defaulted collateral. This is the same assumption used as of June 30, 2017 and December 31, 2016.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of June 30, 2017 and December 31, 2016. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at September 30, 2017 and December 31, 2016. The Company believes that the level of the elevated CDR and the length of time it will persist, the ultimate prepayment rate, and the amount of additional defaults because of the expiry of the interest only period are the primary drivers behind the likely amount of losses the collateral will suffer. The Company continues to evaluate the assumptions affecting its modeling results.

The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs (1)

	As of September 30, 2017				As of June 30, 2017				As of December 31, 2016
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	5.2%	-	22.0%	11.3%	3.2%	-	22.6%	13.3%	3.5%	-	24.8%	13.6%
Final CDR trended down to	2.5%	-	3.2%	2.5%	0.5%	-	3.2%	1.3%	0.5%	-	3.2%	1.3%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				25%
30 – 59 Days Delinquent	45				45				50
60 – 89 Days Delinquent	60				65				65
90+ Days Delinquent	75				80				80
Bankruptcy	55				55				55
Foreclosure	70				75				75
Real Estate Owned	100				100				100
Loss severity	98%				98%				98%
____________________

(1)	Represents variables for the base case.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $13 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $14 million for HELOC transactions.

Breaches of Representations and Warranties

As of September 30, 2017, the Company had a net R&W payable of $3 million to R&W counterparties, compared to an R&W payable of $6 million as of December 31, 2016.

Triple-X Life Insurance Transactions

The Company had $2.1 billion of net par exposure to financial guaranty triple-X life insurance transactions as of September 30, 2017, of which two transactions with $85 million in net par are rated BIG. The triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage triple-X life insurance transactions, which include the two BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the two BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS. Based on its analysis of the information available, including estimates of future investment performance, and projected credit impairments on the invested assets and performance of the blocks of life insurance business at September 30, 2017, the Company projected net expected recoveries of $7 million. The economic benefit during Third Quarter 2017 was approximately $1 million, which was due primarily to improved performance in some of the underlying assets in which the transactions have invested. The economic benefit during Nine Months 2017 was approximately $56 million, which was due primarily to a settlement with the former investment manager of the two BIG transactions.

Student Loan Transactions

The Company has insured or reinsured $1.4 billion net par of student loan securitizations issued by private issuers that are classified as structured finance. Of this amount, $116 million is rated BIG. The Company is projecting approximately $34 million of net expected loss to be paid on these transactions. In general, the losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The economic development during Third Quarter 2017 was approximately $1 million, which was driven primarily by a lower probability of certain deals being commuted. The economic loss development during Nine Months 2017 was approximately $2 million, which was driven primarily by changes in the discount rates and a lower probability of certain deals being commuted.

Recovery Litigation

In the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future.

Public Finance Transactions

The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. Please refer to Note 4, Outstanding Exposure, for a discussion of the Company's exposure to Puerto Rico and related recovery litigation being pursued by the Company.

On November 1, 2013, Radian Asset Assurance Inc. (Radian Asset) commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of September 30, 2017, $19 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. The County appealed the District Court’s summary judgment ruling to the United States Court of Appeals for the Fifth Circuit, and on May 31, 2017, the appellate court reversed the District Court’s ruling and remanded the matter to the District Court.

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

RMBS Transactions

On February 5, 2009, U.S. Bank National Association, as indenture trustee (U.S. Bank), CIFG Assurance North America Inc. (CIFGNA), as insurer of the Class Ac Notes, and Syncora Guarantee Inc. (Syncora), as insurer of the Class Ax Notes, filed a complaint in the Supreme Court of the State of New York against GreenPoint Mortgage Funding, Inc. (GreenPoint) alleging GreenPoint breached its R&W with respect to the underlying mortgage loans in the GreenPoint Mortgage Funding Trust 2006-HE1 transaction.  On March 3, 2010, the court dismissed CIFGNA's and Syncora’s causes of action on standing grounds. On December 16, 2013, GreenPoint moved to dismiss the remaining claims of U.S. Bank on the grounds that it too lacked standing. U.S. Bank cross-moved for partial summary judgment striking GreenPoint’s defense that U.S. Bank lacked standing to directly pursue claims against GreenPoint. On January 28, 2016, the court denied GreenPoint’s motion for summary judgment and granted U.S. Bank’s cross-motion for partial summary judgment, finding that as a matter of law U.S. Bank has standing to directly assert claims against GreenPoint. Oral argument on GreenPoint's appeal was heard by the New York Appellate Division, First Department, on May 2, 2017. CIFGNA originally had $500 million insured net par exposure to this transaction; $19 million insured net par remains outstanding at September 30, 2017.

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

Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes contracts that meet the definition of insurance contracts, contracts that meet the definition of a derivative, and contracts that are accounted for as consolidated FG VIEs. Amounts presented in this note relate to insurance contracts. Please refer to Note 8, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Consolidated Variable Interest Entities for amounts that relate to FG VIEs.

Net Earned Premiums

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Scheduled net earned premiums	$96	$101	$296	$285
Accelerations:
Refundings	84	105	189	267
Terminations	3	21	15	65
Total Accelerations	87	126	204	332
Accretion of discount on net premiums receivable	3	4	11	11
Financial guaranty insurance net earned premiums	186	231	511	628
Other	0	—	1	0
Net earned premiums (1)	$186	$231	$512	$628
 ___________________

(1)	Excludes $3 million and $4 million for Third Quarter 2017 and 2016, respectively, and $11 million and $12 million for Nine Months 2017 and 2016, respectively, related to consolidated FG VIEs.

Components of Unearned Premium Reserve

	As of September 30, 2017			As of December 31, 2016
	Gross	Ceded	Net(1)	Gross	Ceded	Net(1)
	(in millions)
Deferred premium revenue(2)	$3,647	$107	$3,540	$3,548	$206	$3,342
Contra-paid (3)	(50)	1	(51)	(37)	0	(37)
Unearned premium reserve	$3,597	$108	$3,489	$3,511	$206	$3,305
 ____________________

(1)	Excludes $79 million and $90 million of deferred premium revenue, and $18 million and $25 million of contra-paid related to FG VIEs as of September 30, 2017 and December 31, 2016, respectively.

(2)	Includes $7 million of non- financial guaranty as of September 30, 2017. As of December 31, 2016, non-financial guaranty deferred premium revenue was de minimis.

(3)	See "Financial Guaranty Insurance Losses– Insurance Contracts' Loss Information" below for an explanation of "contra-paid".

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Nine Months
	2017	2016
	(in millions)
December 31,	$576	$693
FG activity
Premiums receivable from acquisitions (see Note 2)	270	18
Gross written premiums on new business, net of commissions on assumed business	225	111
Gross premiums received, net of commissions on assumed business	(216)	(155)
Adjustments:
Changes in the expected term	0	(39)
Accretion of discount, net of commissions on assumed business	13	5
Foreign exchange translation	54	(25)
Subtotal (1)	922	608
Other	0	0
September 30,	$922	$608
____________________

(1)	Excludes $10 million and $11 million as of September 30, 2017 and September 30, 2016, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premiums receivable denominated in currencies other than the U.S. dollar . Approximately 71%, 50% and 52% of installment premiums at September 30, 2017, December 31, 2016 and September 30, 2016, respectively, are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

 Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of September 30, 2017
(in millions)
2017 (October 1 – December 31)	$32
2018	95
2019	82
2020	80
2021	78
2022-2026	306
2027-2031	212
2032-2036	120
After 2036	120
Total(1)	$1,125
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $13 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of September 30, 2017
(in millions)
2017 (October 1 – December 31)	$92
2018	348
2019	300
2020	271
2021	249
2022-2026	963
2027-2031	620
2032-2036	373
After 2036	317
Net deferred premium revenue(1)	3,533
Future accretion	197
Total future net earned premiums	$3,730
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $79 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of September 30, 2017	As of December 31, 2016
	(dollars in millions)
Premiums receivable, net of commission payable	$922	$576
Gross deferred premium revenue	1,241	1,041
Weighted-average risk-free rate used to discount premiums	2.4%	3.0%
Weighted-average period of premiums receivable (in years)	9.3	9.1

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on loss and LAE reserves and salvage and subrogation recoverable, net of reinsurance. The Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.94% with a weighted average of 2.27% as of September 30, 2017 and 0.0% to 3.23% with a weighted average of 2.74% as of December 31, 2016.

Loss and LAE Reserve and Salvage and Subrogation Recoverable
Net of Reinsurance
Insurance Contracts

	As of September 30, 2017			As of December 31, 2016
	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)	Loss and LAE Reserve, net	Salvage and Subrogation Recoverable, net	Net Reserve (Recoverable)
	(in millions)
Public finance:
U.S. public finance	$984	$196	$788	$711	$86	$625
Non-U.S. public finance	21	—	21	21	—	21
Public finance	1,005	196	809	732	86	646
Structured finance:
U.S. RMBS	269	252	17	283	262	21
Triple-X life insurance transactions	15	28	(13)	36	—	36
Other structured finance	52	—	52	60	—	60
Structured finance	336	280	56	379	262	117
Subtotal	1,341	476	865	1,111	348	763
Other recoverable (payable)	—	3	(3)	—	(1)	1
Subtotal	1,341	479	862	1,111	347	764
Elimination of losses attributable to FG VIEs	(54)	—	(54)	(64)	—	(64)
Total (1)	$1,287	$479	$808	$1,047	$347	$700
____________________

(1)	See “Components of Net Reserves (Salvage)” table for loss and LAE reserve and salvage and subrogation recoverable components.

Components of Net Reserves (Salvage)

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Loss and LAE reserve	$1,326	$1,127
Reinsurance recoverable on unpaid losses	(39)	(80)
Loss and LAE reserve, net	1,287	1,047
Salvage and subrogation recoverable	(497)	(365)
Salvage and subrogation payable(1)	21	17
Other payable (recoverable)	(3)	1
Salvage and subrogation recoverable, net, and other recoverable	(479)	(347)
Net reserves (salvage)	$808	$700
____________________

(1)	Recorded as a component of reinsurance balances payable.

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
Financial Guaranty Insurance Contracts

As of September 30, 2017
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,205
Contra-paid, net	51
Salvage and subrogation recoverable, net of reinsurance	476
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,286)
Other recoverable (payable)	3
Net expected loss to be expensed (present value) (2)	$449
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $55 million as of September 30, 2017, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2017
(in millions)
2017 (October 1 – December 31)	$9
Subtotal 2017	9
2018	40
2019	37
2020	38
2021	34
2022-2026	143
2027-2031	86
2032-2036	46
After 2036	16
Net expected loss to be expensed	449
Future accretion	205
Total expected future loss and LAE	$654

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Public finance:
U.S. public finance	$233	$20	$424	$233
Non-U.S. public finance	0	—	(3)	(1)
Public finance	233	20	421	232
Structured finance:
U.S. RMBS	(4)	(2)	(14)	(3)
Triple-X life insurance transactions	(2)	(24)	(48)	(22)
Other structured finance	(3)	(3)	0	(20)
Structured finance	(9)	(29)	(62)	(45)
Loss and LAE on insurance contracts before FG VIE consolidation	224	(9)	359	187
Gain (loss) related to FG VIE consolidation	(1)	0	(5)	(4)
Loss and LAE	$223	$(9)	$354	$183

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2017

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	150	(22)	48	(3)	151	(44)	349	—	349
Remaining weighted-average contract period (in years)	8.7	7.1	14.1	2.9	9.6	9.3	9.8	—	9.8
Outstanding exposure:
Principal	$4,727	$(99)	$1,390	$(8)	$6,715	$(195)	$12,530	$—	$12,530
Interest	2,239	(42)	1,051	(1)	3,218	(89)	6,376	—	6,376
Total(2)	$6,966	$(141)	$2,441	$(9)	$9,933	$(284)	$18,906	$—	$18,906
Expected cash outflows (inflows)	$192	$(5)	$418	$(1)	$3,174	$(83)	$3,695	$(309)	$3,386
Potential recoveries(3)	(494)	20	(80)	0	(1,662)	46	(2,170)	194	(1,976)
Subtotal	(302)	15	338	(1)	1,512	(37)	1,525	(115)	1,410
Discount	62	(4)	(96)	0	(192)	2	(228)	23	(205)
Present value of expected cash flows	$(240)	$11	$242	$(1)	$1,320	$(35)	$1,297	$(92)	$1,205
Deferred premium revenue	$116	$(5)	$135	$0	$573	$(6)	$813	$(77)	$736
Reserves (salvage)	$(284)	$12	$188	$0	$975	$(30)	$861	$(54)	$807

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2017, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2. There were no transfers into Level 3 during Third Quarter 2017. There was a transfer of a fixed-maturity security from Level 2 into Level 3 during Nine Month 2017 because starting in the second quarter of 2017 the price of the security includes a significant unobservable assumption. There were transfers of fixed-maturity securities from Level 2 into Level 3 during Third Quarter 2016 and Nine Months 2016 because of a lack of observability relating to the valuation inputs and collateral pricing.

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

As of September 30, 2017, the Company used models to price 91 fixed-maturity securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 11% or $1,266 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of September 30, 2017 and December 31, 2016, other invested assets include investments carried and measured at fair value on a recurring basis of $50 million and $52 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective net asset value (NAV) per share or equivalent.

Other Assets

Committed Capital Securities

The fair value of committed capital securities (CCS), which is recorded in "other assets" on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS (the AGC CCS) and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (please refer to Note 15, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded in the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, London Interbank Offered Rate (LIBOR) curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding.

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

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The following is a description of the fair value methodology applied to the Company's insured CDS that are accounted for as credit derivatives, which constitute the vast majority of the net credit derivative liability in the consolidated balance sheets. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2017 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 1.36% to 2.53% at September 30, 2017 and 1.00% to 2.55% at December 31, 2016.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of September 30, 2017	As of December 31, 2016
Based on actual collateral specific spreads	12%	7%
Based on market indices	53%	77%
Provided by the CDS counterparty	35%	16%
Total	100%	100%
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

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS transactions that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a transaction generally decreases. As the cost to acquire CDS protection referencing AGC or AGM decreases, the amount of premium the Company retains on a transaction generally increases. In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 46%, 34% and 26% based on number of transactions, of the Company's CDS contracts are fair valued using this minimum premium as of September 30, 2017, June 30, 2017 and December 31, 2016, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGM's and AGC's credit spreads. In general when AGM's and AGC's credit spreads narrow, the cost to hedge AGM's and AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGM's and AGC's credit spreads widen, the cost to hedge AGM's and AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or transaction originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities. Please refer to Note 9, Consolidated Variable Interest Entities.

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

The models to price the FG VIEs’ liabilities used, where appropriate, inputs such as estimated prepayment speeds; market values of the assets that collateralize the securities; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; house price depreciation/appreciation rates based on macroeconomic forecasts and, for those liabilities insured by the Company, the benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest, taking into account the Company’s own credit risk. The third-party also utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the third-party, on comparable bonds.

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
As of September 30, 2017

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,705	$—	$5,623	$82
U.S. government and agencies	270	—	270	—
Corporate securities	1,976	—	1,910	66
Mortgage-backed securities:
RMBS	881	—	535	346
Commercial mortgage-backed securities (CMBS)	562	—	562	—
Asset-backed securities	852	—	80	772
Foreign government securities	300	—	300	—
Total fixed-maturity securities	10,546	—	9,280	1,266
Short-term investments	949	629	320	—
Other invested assets (1)	7	—	0	7
Credit derivative assets	3	—	—	3
FG VIEs’ assets, at fair value	707	—	—	707
Other assets	117	24	35	58
Total assets carried at fair value	$12,329	$653	$9,635	$2,041
Liabilities:
Credit derivative liabilities	$305	$—	$—	$305
FG VIEs’ liabilities with recourse, at fair value	657	—	—	657
FG VIEs’ liabilities without recourse, at fair value	111	—	—	111
Total liabilities carried at fair value	$1,073	$—	$—	$1,073

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2016

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
____________________

(1)
Excluded from the table above are investment funds of $47 million and $48 million as of September 30, 2017 and December 31, 2016, respectively, measured using NAV per share. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The table below presents a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2017 and 2016 and Nine Months 2017 and 2016.

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2017	$91		$63		$357		$656		$757		$65		$(361)		$(689)		$(131)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	(8)	(2)	1	(2)	5	(2)	15	(2)	4	(3)	(4)	(4)	58	(6)	(3)	(3)	(1)	(3)
Other comprehensive income (loss)	(1)		2		(1)		2		—		0		—		—		—
Purchases	—		—		13		106		—		—		—		—		—
Settlements	—		—		(28)		(7)		(36)		—		1		35		3
FV VIE deconsolidations	—		—		—		—		(18)		—		—		0		18
Transfers into Level 3	—		—		—		—		—		—		—		—		—
Fair value as of September 30, 2017	$82		$66		$346		$772		$707		$61		$(302)		$(657)		$(111)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2017	$(1)		$2		$0		$2		$10	(3)	$(4)	(4)	$51	(6)	$(3)	(3)	$(1)	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2016	$41		$58		$349		$564		$814		$38		$(396)		$(790)		$(115)
CIFG Acquisition	1		—		20		36		—		—		(67)		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	0	(2)	3	(2)	9	(2)	20	(3)	(23)	(4)	21	(6)	(21)	(3)	(18)	(3)
Other comprehensive income (loss)	0		0		2		47		—		0		—		—		—
Purchases	—		—		24		53		—		—		—		—		—
Settlements	0		—		(15)		(40)		(34)		—		(39)		33		3
FG VIE consolidations	—		—		—		—		97		—		—		(54)		(43)
FG VIE deconsolidations	—		—		—		—		(20)		—		—		—		20
Transfers into Level 3	—		—		—		22		—		—		—		—		—
Fair value as of September 30, 2016	$43		$58		$383		$691		$877		$15		$(481)		$(832)		$(153)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2016	$0		$0		$1		$47		$29	(3)	$(23)	(4)	$(5)	(6)	$(18)	(3)	$(17)	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2016	$39		$60		$365		$805		$876		$65		$(389)		$(807)		$(151)
MBIA UK Acquisition	—		—		—		7		—		—		—		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	(6)	(2)	4	(2)	23	(2)	100	(2)	32	(3)	(4)	(4)	106	(6)	(14)	(3)	(4)	(3)
Other comprehensive income (loss)	(4)		2		25		60		—		0		—		—		—
Purchases	—		—		42		162		—		—		—		—		—
Settlements	(2)		—		(109)		(362)		(117)		—		(19)		113		11
FG VIE consolidations	—		—		—		—		21		—		—		0		(21)
FG VIE deconsolidations	—		—		—		—		(105)		—		—		51		54
Transfers into Level 3	55		—		—		—		—		—		—		—		—
Fair value as of September 30, 2017	$82		$66		$346		$772		$707		$61		$(302)		$(657)		$(111)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2017	$(4)		$2		$25		$126		$50	(3)	$(4)	(4)	$63	(6)	$(12)	(3)	$(4)	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
CIFG Acquisition	1		—		20		36		0		—		—		(67)		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	4	(2)	5	(2)	20	(2)	0	(2)	129	(3)	(50)	(4)	24	(6)	(112)	(3)	(14)	(3)
Other comprehensive income (loss)	1		(17)		0		37		0		—		0		—		—		—
Purchases	33		—		64		53		—		—		—		—		—		—
Settlements	(1)		—		(54)		(134)		(60)		(590)		—		(73)		559		8
FG VIE consolidations	—		—		—		—		—		97		—		—		(54)		(43)
FG VIE deconsolidations	—		—		0		—		—		(20)		—		—		—		20
Transfers into Level 3	—		—		—		22		—		—		—		—		—		—
Fair value as of September 30, 2016	$43		$58		$383		$691		$0		$877		$15		$(481)		$(832)		$(153)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2016	$1		$(17)		$(1)		$37		$0		$44	(3)	$(50)	(4)	$(104)	(6)	$1	(3)	$(14)	(3)
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net realized investment gains (losses), net investment income and other income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives and other income.

(7)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2017

Financial Instrument Description (1)	Fair Value at September 30, 2017 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$82	Yield	4.3%	-	39.0%	15.9%

Corporate securities	66	Yield	20.8%

RMBS	346	CPR	1.2%	-	17.4%	6.0%
		CDR	2.0%	-	8.5%	6.1%
		Loss severity	40.0%	-	100.0%	78.5%
		Yield	3.8%	-	9.0%	5.7%
Asset-backed securities:
Triple-X life insurance transactions	609	Yield	6.1%	-	6.4%	6.3%

Collateralized loan obligations (CLO) /TruPS	104	Yield	2.5%	-	4.5%	3.3%

Others	59	Yield	10.7%

FG VIEs’ assets, at fair value	707	CPR	3.5%	-	13.0%	9.3%
		CDR	1.6%	-	22.2%	4.3%
		Loss severity	55.0%	-	100.0%	78.4%
		Yield	3.6%	-	14.9%	6.5%

Other assets	58	Implied Yield	4.8%	-	5.5%	5.1%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(302)	Year 1 loss estimates	0.0%	-	59.0%	3.4%
		Hedge cost (in bps)	20.3	-	142.5	54.0
		Bank profit (in bps)	3.8	-	825.0	102.9
		Internal floor (in bps)	7.0	-	100.0	24.9
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(768)	CPR	3.5%	-	13.0%	9.3%
		CDR	1.6%	-	22.2%	4.3%
		Loss severity	55.0%	-	100.0%	78.4%
		Yield	3.1%	-	14.9%	4.9%
___________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2016

Financial Instrument Description (1)	Fair Value at December 31, 2016 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$39	Yield	4.3%	-	22.8%	11.1%

Corporate securities	60	Yield	20.1%

RMBS	365	CPR	1.6%	-	17.0%	4.6%
		CDR	1.5%	-	10.1%	6.7%
		Loss severity	30.0%	-	100.0%	77.8%
		Yield	3.3%	-	9.7%	6.0%
Asset-backed securities:
Triple-X life insurance transactions	425	Yield	5.7%	-	6.0%	5.8%

Collateralized debt obligations (CDO)	332	Yield	10.0%

CLO/TruPS	19	Yield	1.5%	-	4.8%	3.1%

Others	29	Yield	7.2%

FG VIEs’ assets, at fair value	876	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.9%	-	20.0%	6.5%

Other assets	62	Implied Yield	4.5%	-	5.1%	4.8%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(389)	Year 1 loss estimates	0.0%	-	38.0%	1.3%
		Hedge cost (in bps)	7.2	-	118.1	24.5
		Bank profit (in bps)	3.8	-	825.0	61.8
		Internal floor (in bps)	7.0	-	100.0	13.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(958)	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.4%	-	20.0%	5.0%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $8 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,546	$10,546	$10,233	$10,233
Short-term investments	949	949	590	590
Other invested assets	62	64	146	147
Credit derivative assets	3	3	13	13
FG VIEs’ assets, at fair value	707	707	876	876
Other assets	291	291	205	205
Liabilities:
Financial guaranty insurance contracts (1)	3,402	8,311	3,483	8,738
Long-term debt	1,292	1,636	1,306	1,546
Credit derivative liabilities	305	305	402	402
FG VIEs’ liabilities with recourse, at fair value	657	657	807	807
FG VIEs’ liabilities without recourse, at fair value	111	111	151	151
Other liabilities	220	220	12	12
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 10.2 years at September 30, 2017 and 5.3 years at December 31, 2016. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives

	As of September 30, 2017		As of December 31, 2016
Asset Type	Net Par Outstanding	Weighted Average Credit Rating	Net Par Outstanding	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
CLO/collateralized bond obligations	$199	AAA	$2,022	AAA
Synthetic investment grade pooled corporate	547	AAA	7,224	AAA
TruPS CDOs	898	A-	1,179	BBB+
Total pooled corporate obligations	1,644	AA	10,425	AAA
U.S. RMBS	1,003	AA	1,142	AA-
Pooled infrastructure	1,553	AAA	1,513	AAA
Infrastructure finance	847	BBB+	1,021	BBB+
Other(1)	2,488	A-	2,896	A
Total	$7,535	AA-	$16,997	AA+
____________________

(1)	This comprises numerous transactions across various asset classes, such as commercial receivables, international RMBS, regulated utilities and consumer receivables.

Except for TruPS CDOs, the Company’s exposure to pooled corporate obligations is highly diversified in terms of obligors and industries. Most pooled corporate transactions are structured to limit exposure to any given obligor and industry. A large portion of the Company’s pooled corporate exposure consists of CLO or synthetic pooled corporate obligations. Most of these CLOs have an average obligor size of less than 1% of the total transaction and typically restrict the maximum exposure to any one industry to approximately 10%. The Company’s exposure also benefits from embedded credit enhancement in the transactions which allows a transaction to sustain a certain level of losses in the underlying collateral, further insulating the Company from industry specific concentrations of credit risk on these transactions.

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

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2017		As of December 31, 2016
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$2,956	39.3%	$10,967	64.6%
AA	1,247	16.5	2,167	12.7
A	1,628	21.6	1,499	8.8
BBB	1,008	13.4	1,391	8.2
BIG	696	9.2	973	5.7
Credit derivative net par outstanding	$7,535	100.0%	$16,997	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Realized gains on credit derivatives	$4	$11	$15	$39
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(5)	4	4	8
Realized gains (losses) and other settlements	(1)	15	19	47
Net unrealized gains (losses):
Pooled corporate obligations	35	3	41	(37)
U.S. RMBS	11	(12)	24	0
Pooled infrastructure	(1)	4	4	10
Infrastructure finance	0	1	2	0
Other	14	10	16	4
Net unrealized gains (losses)	59	6	87	(23)
Net change in fair value of credit derivatives	$58	$21	$106	$24

Terminations and Settlements
of Direct Credit Derivative Contracts

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Net par of terminated credit derivative contracts	$40	$1,071	$273	$3,507
Realized gains on credit derivatives	0	3	0	11
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(3)	—	(15)	—
Net unrealized gains (losses) on credit derivatives	8	11	24	81

During Third Quarter 2017, unrealized fair value gains were generated primarily as a result of CDS terminations in the Other sector, run-off of net par outstanding, and tighter implied net spreads. The tighter implied net spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, increased, the implied net spreads that the Company would expect to receive on these transactions decreased.

During Nine Months 2017, unrealized fair value gains were generated primarily as a result of CDS terminations, run-off of net par outstanding, and tighter implied net spreads. The tighter implied spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM increased, the implied net spreads that the Company would expect to receive on these transactions decreased.

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

During Nine Months 2016, unrealized fair value losses were generated primarily in the trust preferred sector, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by unrealized fair value gains which resulted from the terminations of several CDS transactions during the period. The majority of the CDS transactions were terminated as a result of settlement agreements with the relevant CDS counterparties.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2017	As of June 30, 2017	As of December 31, 2016	As of September 30, 2016	As of June 30, 2016	As of December 31, 2015
Five-year CDS spread:
AGC	190	136	158	170	265	376
AGM	190	140	158	170	265	366
One-year CDS spread
AGC	81	15	35	31	45	139
AGM	81	15	29	31	47	131

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(630)	$(811)
Plus: Effect of AGC and AGM credit spreads	328	422
Net fair value of credit derivatives	$(302)	$(389)

The fair value of CDS contracts at September 30, 2017, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are TruPS and pooled corporate securities as well as 2005-2007 vintages of Alt-A, Option ARM and subprime RMBS transactions. The mark to market benefit between September 30, 2017 and December 31, 2016, resulted primarily from several CDS terminations and a narrowing of credit spreads related to the Company's TruPS and U.S. RMBS obligations.

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

Net Fair Value and Expected Losses
of Credit Derivatives

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Fair value of credit derivative asset (liability), net	$(302)	$(389)
Expected loss to be (paid) recovered	6	(10)

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation for $502 million of the CDS insured by AGC requires AGC to post collateral, in some cases subject to a cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of September 30, 2017 and December 31, 2016.

AGC Insured CDS Collateral Posting Requirements

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Gross par of CDS with collateral posting requirement	$502	$690
Maximum posting requirement	469	674
Collateral posted	18	116

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

Effect of Changes in Credit Spread
A of September 30, 2017

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(531)	$(229)
50% widening in spreads	(417)	(115)
25% widening in spreads	(359)	(57)
10% widening in spreads	(325)	(23)
Base Scenario	(302)	—
10% narrowing in spreads	(279)	23
25% narrowing in spreads	(245)	57
50% narrowing in spreads	(188)	114
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

Number of FG VIEs Consolidated

	Nine Months
	2017	2016

Beginning of the period, December 31	32	34
Consolidated	1	1
Deconsolidated	(2)	(2)
Matured	—	(1)
End of the period, September 30	31	32

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $102 million at September 30, 2017 and $137 million at December 31, 2016. The aggregate unpaid principal of the FG VIEs’ assets was approximately $369 million greater than the aggregate fair value at September 30, 2017. The aggregate unpaid principal of the FG VIEs’ assets was approximately $432 million greater than the aggregate fair value at December 31, 2016.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2017 that was recorded in the consolidated statements of operations for Third Quarter 2017 and Nine Months 2017 were gains of $8 million and gains of $32 million, respectively. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2016 that was recorded in the consolidated statements of operations for Third Quarter 2016 and Nine Months 2016 were gains of $1 million and gains of $36 million, respectively. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the instrument specific credit risk and changes due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $705 million and $871 million as of September 30, 2017 and December 31, 2016, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $75 million greater than the aggregate fair value of the FG VIEs’ liabilities as of September 30, 2017. The aggregate unpaid principal balance was approximately $109 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2016.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2017		As of December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$378	$400	$473	$509
U.S. RMBS second lien	150	188	178	223
Manufactured housing	68	69	74	75
Total with recourse	596	657	725	807
Without recourse	111	111	151	151
Total	$707	$768	$876	$958

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

Effect of Consolidating FG VIEs on Net Income (Loss),
Cash Flows From Operating Activities and Shareholders' Equity

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Net earned premiums	$(3)	$(4)	$(11)	$(12)
Net investment income	(2)	(1)	(4)	(8)
Net realized investment gains (losses)	0	0	0	1
Fair value gains (losses) on FG VIEs	3	(11)	25	11
Loss and LAE	1	(1)	5	3
Effect on income before tax	(1)	(17)	15	(5)
Less: tax provision (benefit)	0	(6)	5	(2)
Effect on net income (loss)	$(1)	$(11)	$10	$(3)

Effect on cash flows from operating activities	$6	$11	$16	$16

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Effect on shareholders' equity (decrease) increase	$1	$(9)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2017 and Nine Months 2017, the Company recorded pre-tax net fair value gains on consolidated FG VIEs of $3 million and $25 million, respectively. During Third Quarter 2017, the primary driver of the gain was price depreciation on the FG VIE recourse liabilities during the quarter resulting from the Company's credit risk. During the Nine Months 2017, the primary driver of the gain is price appreciation on the FG VIE assets resulting from improvements in the underlying collateral.

During Third Quarter 2016, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $11 million and during Nine Months 2016, the Company recorded a gain of $11 million. The primary drivers of the loss during Third Quarter 2016 were the net mark-to-market losses due to price depreciation on the FG VIE assets, resulting from declines in value in the underlying collateral, and the price appreciation on the FG VIE recourse liabilities during the quarter, resulting from the Company's credit risk. The primary driver of the Nine Months 2016 gain in fair value of FG VIEs assets and liabilities was net mark-to-market gains due to price appreciation on the FG VIE assets during the nine months period resulting from improvements in the underlying collateral.

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

Non-Consolidated VIEs

As of September 30, 2017 and December 31, 2016, the Company had financial guaranty contracts outstanding for approximately 520 and 600 VIEs, respectively, that it did not consolidate based on the Company’s analyses which indicate that it is not the primary beneficiary of any other VIEs. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $102 million and $91 million as of September 30, 2017 and December 31, 2016, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Income from fixed-maturity securities managed by third parties	$74	$75	$224	$231
Income from internally managed securities:
Fixed maturities (1)	27	19	100	58
Other	1	2	5	8
Gross investment income	102	96	329	297
Investment expenses	(3)	(2)	(7)	(6)
Net investment income	$99	$94	$322	$291
____________________
(1)    Nine Months 2017 includes accretion on Zohar II Notes.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Gross realized gains on available-for-sale securities (1)	$23	$4	$92	$24
Gross realized losses on available-for-sale securities	(3)	(1)	(9)	(3)
Net realized gains (losses) on other invested assets	0	0	0	0
Other-than-temporary impairment	(13)	(5)	(29)	(26)
Net realized investment gains (losses)	$7	$(2)	$54	$(5)
____________________

(1)	Nine Months 2017 includes a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. Please refer to Note 2, Acquisitions.

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Balance, beginning of period	$145	$108	$134	$108
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	3	1	6	3
Reductions for securities sold and other settlements	0	—	(4)	(4)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	5	1	17	3
Balance, end of period	$153	$110	$153	$110

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of September 30, 2017

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	49%	$5,445	$277	$(17)	$5,705	$21	AA-
U.S. government and agencies	2	256	14	0	270	0	AA+
Corporate securities	18	1,932	62	(18)	1,976	(6)	A+
Mortgage-backed securities(4):	0
RMBS	8	866	27	(12)	881	2	BBB+
CMBS	5	551	15	(4)	562	—	AAA
Asset-backed securities	6	682	170	0	852	143	B
Foreign government securities	3	313	6	(19)	300	—	AA
Total fixed-maturity securities	91	10,045	571	(70)	10,546	160	A+
Short-term investments	9	948	1	0	949	—	AAA
Total investment portfolio	100%	$10,993	$572	$(70)	$11,495	$160	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2016

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,269	$202	$(39)	$5,432	$13	AA
U.S. government and agencies	4	424	17	(1)	440	—	AA+
Corporate securities	15	1,612	32	(31)	1,613	(8)	A-
Mortgage-backed securities(4):
RMBS	9	998	27	(38)	987	(21)	A-
CMBS	5	575	13	(5)	583	—	AAA
Asset-backed securities	8	835	110	0	945	33	B
Foreign government securities	3	261	4	(32)	233	—	AA
Total fixed-maturity securities	94	9,974	405	(146)	10,233	17	A+
Short-term investments	6	590	0	0	590	—	AAA
Total investment portfolio	100%	$10,564	$405	$(146)	$10,823	$17	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI (AOCI). See also Note 17, Shareholders' Equity for additional information as applicable.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 39% of mortgage backed securities as of September 30, 2017 and 42% as of December 31, 2016 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$445	$(10)	$253	$(7)	$698	$(17)
U.S. government and agencies	114	0	4	0	118	0
Corporate securities	136	(1)	252	(17)	388	(18)
Mortgage-backed securities:
RMBS	107	(1)	170	(11)	277	(12)
CMBS	50	0	76	(4)	126	(4)
Asset-backed securities	66	0	3	0	69	0
Foreign government securities	35	(1)	147	(18)	182	(19)
Total	$953	$(13)	$905	$(57)	$1,858	$(70)
Number of securities (1)		292		230		513
Number of securities with other-than-temporary impairment		9		14		23

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	0
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities (1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2017, 28 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2017 was $26 million. As of December 31, 2016, of the securities in an unrealized loss position for 12 months or more, 41 securities had unrealized losses greater than 10% of book value with an unrealized loss of $59 million. The Company has determined that the unrealized losses recorded as of September 30, 2017 were yield-related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2017

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$249	$250
Due after one year through five years	1,518	1,552
Due after five years through 10 years	2,280	2,365
Due after 10 years	4,581	4,936
Mortgage-backed securities:
RMBS	866	881
CMBS	551	562
Total	$10,045	$10,546

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted total $286 million and $285 million, as of September 30, 2017 and December 31, 2016, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,676 million and $1,420 million, based on fair value as of September 30, 2017 and December 31, 2016, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $18 million and $116 million as of September 30, 2017 and December 31, 2016, respectively. Please refer to Note 8. Contracts Accounted for as Credit Derivatives, for more information.

No material investments of the Company were non-income producing for Nine Months 2017 and Nine Months 2016, respectively.

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

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio, as defined below, represents approximately 11% and 15% of the investment portfolio, on a fair value basis as of September 30, 2017 and December 31, 2016, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,220	$1,492
Other invested assets	20	107
Other	76	55
Total	$1,316	$1,654

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of September 30, 2017	As of December 31, 2016	As of September 30, 2016	As of December 31, 2015
	(in millions)
Cash	$72	$118	$98	$166
Restricted cash (1)	0	9	1	0
Total cash and restricted cash	$72	$127	$99	$166
____________________

(1)	Amounts relate to cash held in trust accounts and are reported in other assets in consolidated balance sheets. Please refer to Note 13, Reinsurance and Other Monoline Exposures, for more information.

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

The maximum amount available during 2017 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $196 million. Of such $196 million, approximately $54 million is available for distribution in the fourth quarter of 2017. Through August 25, 2017, MAC paid $36 million in dividends based on dividend capacity at that point. After the $250 million share repurchase on September 25, 2017, as discussed below, MAC has no additional dividend capacity for the remainder of 2017.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2017 for AGC to distribute as ordinary dividends is approximately $107 million. Of such $107 million, approximately $41 million is available for distribution in the fourth quarter of 2017.

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority (Authority). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $314 million, without AG Re certifying to the Authority that it will continue to meet required margins. As of December 31, 2016, the Authority now requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of AG Re, are U.S. GAAP), subject to certain adjustments. As a result of this new requirement, certain assets previously non-admitted by AG Re are now admitted, resulting in an increase to AG Re’s statutory capital and surplus limitation. Based on the foregoing limitations, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $314 million as of September 30, 2017. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2017, AG Re had unencumbered assets of approximately $572 million.

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

Dividends and Repayments
By Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$66	$38
Dividends paid by AGM to AGMH	63	65	142	192
Dividends paid by AG Re to AGL	45	35	125	85
Dividends paid by MAC to MAC Holdings (1)	12	—	36	—
Repayment of surplus note by MAC to AGM	—	—	—	100
Repayment of surplus note by MAC to MAC Holdings (1)	—	—	—	300
Redemption of common stock by MAC to MAC Holdings (1)	250	—	250	—
____________________

(1)	MAC Holdings distributed nearly the entire amounts to AGM and AGC, in proportion to their ownership percentages.

Stock Redemption by MAC

On August 17, 2017, the New York Superintendent approved MAC's request to repurchase 64,322 of its shares of common stock from its direct parent, MAC Holdings, for approximately $250 million. MAC implemented the stock redemption plan on September 25, 2017, transferring approximately $104 million in cash and $146 million in marketable securities to MAC Holdings, which then distributed such assets to its shareholders, AGM and AGC, in proportion to their respective 61% and 39% ownership interests, such that AGM received approximately $152 million ($6 million in cash and
$146 million in securities) and AGC received approximately $98 million (all in cash). Each share repurchased by MAC was retired and ceased to be an authorized share. Pursuant to MAC's Amended and Restated Charter, the par value of MAC's remaining shares of common stock issued and outstanding increased automatically in order to maintain MAC's total paid-in capital at $15 million.

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

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. AGE, the Company’s U.K. subsidiary, had previously elected under Section 953(d) of the Code to be taxed as a U.S. company. In January 2017, AGE filed a request with the U.S. Internal Revenue Service (IRS) to revoke the election, which was approved in May 2017. As a result of the revocation of the Section 953(d) election, AGE will no longer be liable to pay future U.S. taxes beginning in 2017.

On January 10, 2017, AGC purchased MBIA UK, a U.K.-based insurance company. After the purchase, MBIA UK changed its name to AGLN and continues to file its tax returns in the U.K. as a separate entity. For additional information on the MBIA UK Acquisition, please refer to Note 2, Acquisitions. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$116	$150	$245	$234
Tax-exempt interest	(12)	(12)	(36)	(38)
Gain on bargain purchase	—	(125)	(20)	(125)
State taxes	1	0	7	1
Change in liability for uncertain tax positions	8	8	(27)	10
Effect of provision to tax return filing adjustments	(8)	(16)	(8)	(16)
Other	0	(4)	(4)	(4)
Total provision (benefit) for income taxes	$105	$1	$157	$62
Effective tax rate	33.6%	0.3%	18.8%	8.3%

The change in liability for uncertain tax positions for Nine Months 2017 is driven by the closure of the 2009 – 2012 IRS Audit, see "Audits" below for further discussion.

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

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
United States	$337	$432	$713	$681
Bermuda	(18)	56	143	88
U.K.	(6)	(8)	(21)	(23)
Total	$313	$480	$835	$746

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
United States	$566	$499	$1,305	$1,041
Bermuda	61	69	165	170
U.K.	(4)	(2)	(12)	(4)
Total	$623	$566	$1,458	$1,207

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

As part of the Radian Asset Acquisition, the Company acquired $19 million of foreign tax credits (FTC) which will expire in 2020. In addition, AGE had $1 million of FTC prior to revoking its election to be taxed as a U.S. company in 2017. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

As of September 30, 2017, AGUS had open tax years with the IRS for 2013 to present. In December 2016, the IRS issued a Revenue Agent Report (RAR) which did not identify any material adjustments that were not already accounted for in the prior periods. In April 2017, the Company received a final letter from the IRS to close the audit with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2014 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2015 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2014 to present. The Company's French subsidiary, CIFGE, is not currently under examination and has open years of 2014 to present.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $1.2 million for Nine Months 2017 and $2 million for the full year 2016. As of September 30, 2017 and December 31, 2016, the Company has accrued $2 million and $7 million of interest, respectively.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of September 30, 2017 and December 31, 2016 that would affect the effective tax rate, if recognized, was $30 million and $57 million, respectively. The reduction in reserves is driven by the closure of the 2009- 2012 IRS Audit.

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

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Premiums Written:
Direct	$46	$17	$227	$80
Assumed (1)	(1)	(1)	8	(9)
Ceded (2)	27	0	37	(17)
Net	$72	$16	$272	$54
Premiums Earned:
Direct	$186	$237	$516	$647
Assumed	6	6	20	19
Ceded	(6)	(12)	(24)	(38)
Net	$186	$231	$512	$628
Loss and LAE:
Direct	$231	$7	$377	$217
Assumed	(1)	(1)	(1)	(4)
Ceded	(7)	(15)	(22)	(30)
Net	$223	$(9)	$354	$183
 ____________________

(1)	Negative assumed premiums written were due to changes in expected debt service schedules.

(2)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

In addition to the items presented in the table above, the Company records in the consolidated statements of operations, the effect of assumed and ceded credit derivative exposures. These amounts were losses of $0.2 million in Third Quarter 2017, $25 million in Third Quarter 2016, $0.8 million for Nine Months 2017 and $26 million for Nine Months 2016.

Amounts Due (To) From All Reinsurers
As of September 30, 2017

	Assumed Premium, net of Commissions	Ceded Premium, net of Commissions	Assumed Expected Loss to be Paid	Ceded Expected Loss to be Paid
	(in millions)
Reinsurers rated investment grade	$5	$—	$1	$—
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited	—	(4)	—	36
Syncora	13	(18)	—	(11)
Ambac	31	—	1	—
MBIA	0	—	(3)	—
Financial Guaranty Insurance Company and FGIC UK Limited	3	—	(16)	—
Ambac Assurance Corp. Segregated Account	6	—	(46)	—
Subtotal	53	(22)	(64)	25
Other	0	(3)	—	—
Total	$58	$(25)	$(63)	$25

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force Assumed Financial Guaranty Business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional required payment. As of September 30, 2017, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $49 million and $16 million, respectively.

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

During the first quarter of 2017, the Company entered into a commutation agreement to reassume the entire portfolio previously ceded to one of its unaffiliated reinsurers, consisting predominantly (over 97%) of U.S. public finance and international public and project finance exposures. During Third Quarter 2017, the Company entered into two commutation agreements. In one case, it reassumed the entire portfolio previously ceded to one of its unaffiliated reinsurers under quota share reinsurance, consisting predominantly of U.S. public finance and international public and project finance exposures. In the other case, it reassumed a portion of the portfolio previously ceded to one of its other unaffiliated reinsurers. The table below summarizes the effect of commutations.

Commutations of Ceded Reinsurance Contracts

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Increase (decrease) in net unearned premium reserve	$62	$—	$80	$—
Increase (decrease) in net par outstanding	3,455	28	4,628	28
Commutation gains (losses)	255	8	328	8

Other Exposures to Monoline Financial Guaranty Insurers

In addition to the Company’s assumed and ceded reinsurance arrangements with other monoline financial guaranty insurers, the Company may also have exposure to such companies in other areas. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by such other monoline financial guaranty insurers. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. Another area of exposure is in the investment portfolio where the Company holds fixed-maturity securities that are wrapped by monolines and whose value may change based on the rating of the monoline. As of September 30, 2017, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $98 million insured by National Public Finance Guarantee Corporation (National), $69 million insured by Ambac and $8 million insured by other guarantors.

Reinsurance and Other Exposures to Monolines

	Par Outstanding
	As of September 30, 2017
Reinsurer	Ceded Par Outstanding (1)	Assumed Par Outstanding	Second-to- Pay Insured Par Outstanding (2)
	(in millions)
Reinsurers rated investment grade:
National	$—	$3,245	$2,730
Subtotal	—	3,245	2,730
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited (3)	2,445	—	—
Syncora (3)	1,994	674	1,156
ACA Financial Guaranty Corp.	208	—	10
Ambac and Ambac Assurance UK Limited	112	4,902	1,927
MBIA	—	137	565
Financial Guaranty Insurance Company and FGIC UK Limited	—	275	821
Ambac Assurance Corp. Segregated Account	—	567	51
Subtotal	4,759	6,555	4,530
Other (3)	52	111	410
Total	$4,811	$9,911	$7,670
____________________

(1)	Of the total ceded par to reinsurers rated BIG or not rated, $305 million is rated BIG.

(2)	The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG, and/or not rated, is $774 million.

(3)	The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of September 30, 2017 was approximately $123 million.

Assumed and Ceded Non-Financial Guaranty Business

As described in Note 4, Outstanding Exposure, Non-Financial Guaranty Insurance, the Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also retrocedes some of this business to third party reinsurers. The downgrade of AGRO’s financial strength rating by S&P below “A” would require AGRO to post, as of September 30, 2017, an estimated $5 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of September 30, 2017, an estimated $5 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded business upon certain triggering events, such as reinsurer rating downgrades.

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

The Company establishes accruals for litigation and regulatory matters to the extent it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is disclosed, including matters discussed below. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of September 30, 2017		As of December 31, 2016
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	496	500	496
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	843	850	843
AGMH(3):
67/8% QUIBS (1)	100	70	100	69
6.25% Notes (1)	230	142	230	141
5.6% Notes (1)	100	56	100	56
Junior Subordinated Debentures (2)	300	191	300	187
Total AGMH	730	459	730	453
AGM(3):
AGM Notes Payable	8	8	9	10
Total AGM	8	8	9	10
Purchased debt (4)	(28)	(18)	—	—
Total	$1,560	$1,292	$1,589	$1,306
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)
 Carrying amounts are different than principal amounts due primarily to fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

(4)	In 2017, AGUS purchased $28 million principal amount of AGMH's outstanding Junior Subordinated Debentures.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2016, AGUS repaid $20 million in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of September 30, 2017, $70 million remained outstanding.

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

Please refer to Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.    Earnings Per Share

Computation of EPS

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Basic EPS:
Net income (loss) attributable to AGL	$208	$479	$678	$684
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	1	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$208	$478	$677	$683
Basic shares	118.7	131.9	121.8	134.0
Basic EPS	$1.75	$3.63	$5.56	$5.10

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$208	$478	$677	$683
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$208	$478	$677	$683

Basic shares	118.7	131.9	121.8	134.0
Dilutive securities:
Options and restricted stock awards	2.0	0.9	1.7	0.9
Diluted shares	120.7	132.8	123.5	134.9
Diluted EPS	$1.72	$3.60	$5.48	$5.06
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	—	0.0	0.1	0.5

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2017

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2017	$228	$107	$(27)	$7	$315
Other comprehensive income (loss) before reclassifications	27	(15)	3	—	15
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(24)	17	—	—	(7)
Net investment income	—	—	—	—	—
Interest expense	—	—	—	0	0
Total before tax	(24)	17	—	0	(7)
Tax (provision) benefit	9	(6)	—	0	3
Total amount reclassified from AOCI, net of tax	(15)	11	—	0	(4)
Net current period other comprehensive income (loss)	12	(4)	3	0	11
Balance, September 30, 2017	$240	$103	$(24)	$7	$326

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, June 30, 2016	$426	$(24)	$(26)	$7	$383
Other comprehensive income (loss) before reclassifications	(33)	13	(5)	—	(25)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(3)	4	—	—	1
Net investment income	—	—	—	—	—
Interest expense	—	—	—	0	0
Total before tax	(3)	4	—	0	1
Tax (provision) benefit	0	(1)	—	0	(1)
Total amount reclassified from AOCI, net of tax	(3)	3	—	0	—
Net current period other comprehensive income (loss)	(36)	16	(5)	0	(25)
Balance, September 30, 2016	$390	$(8)	$(31)	$7	$358

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2017

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Other comprehensive income (loss) before reclassifications	133	81	15	—	229
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(71)	18	—	—	(53)
Net investment income	(28)	—	—	—	(28)
Interest expense	—	—	—	0	0
Total before tax	(99)	18	—	0	(81)
Tax (provision) benefit	35	(6)	—	0	29
Total amount reclassified from AOCI, net of tax	(64)	12	—	0	(52)
Net current period other comprehensive income (loss)	69	93	15	0	177
Balance, September 30, 2017	$240	$103	$(24)	$7	$326

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	146	(10)	(15)	—	121
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(20)	25	—	—	5
Net investment income	(3)	—	—	—	(3)
Interest expense	—	—	—	(1)	(1)
Total before tax	(23)	25	—	(1)	1
Tax (provision) benefit	7	(8)	—	0	(1)
Total amount reclassified from AOCI, net of tax	(16)	17	—	(1)	0
Net current period other comprehensive income (loss)	130	7	(15)	(1)	121
Balance, September 30, 2016	$390	$(8)	$(31)	$7	$358

Share Repurchase

The following table presents share repurchases since January 2016.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2016 (January 1 - March 31)	3,038,928	$75	$24.69
2016 (April 1 - June 30)	2,331,474	60	25.73
2016 (July 1 - September 30)	2,050,229	55	26.83
2016 (October 1 - December 31, 2016)	3,300,617	116	35.09
Total 2016	10,721,248	306	28.53
2017 (January 1 - March 31)	5,430,041	216	39.83
2017 (April 1 - June 30, 2017)	3,456,711	135	39.05
2017 (July 1 - September 30, 2017)	1,847,901	$80	43.29
2017 (October 1 - through November 2, 2017)	533,618	$20	37.48
Total 2017	11,268,271	451	40.05
Cumulative repurchases since the beginning of 2013	79,911,478	2,166	27.11

The Board of Directors authorized, on November 1, 2017, an additional $300 million of share repurchases. The total remaining capacity for share repurchases under the Board of Directors authorizations was $398 million as of November 2, 2017. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

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

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (please refer to Note 15, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting. The following tables reflect transfers of businesses between entities within the consolidated group that occurred in the current reporting period consistently for all prior periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$47	$143	$24	$11,776	$(327)	$11,663
Investment in subsidiaries	6,799	6,257	4,216	208	(17,480)	—
Premiums receivable, net of commissions payable	—	—	—	1,076	(154)	922
Ceded unearned premium reserve	—	—	—	1,009	(901)	108
Deferred acquisition costs	—	—	—	150	(45)	105
Reinsurance recoverable on unpaid losses	—	—	—	394	(355)	39
Credit derivative assets	—	—	—	50	(47)	3
Deferred tax asset, net	—	76	—	153	(94)	135
Intercompany receivable	—	—	—	70	(70)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	707	—	707
Dividend receivable from affiliate	25	—	—	—	(25)	—
Other	22	28	51	1,100	(234)	967
TOTAL ASSETS	$6,893	$6,504	$4,291	$16,693	$(19,732)	$14,649
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,565	$(968)	$3,597
Loss and LAE reserve	—	—	—	1,646	(320)	1,326
Long-term debt	—	843	459	8	(18)	1,292
Intercompany payable	—	70	—	300	(370)	—
Credit derivative liabilities	—	—	—	352	(47)	305
Deferred tax liabilities, net	—	—	87	—	(87)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	768	—	768
Dividend payable to affiliate	—	25	—	—	(25)	—
Other	15	19	22	815	(388)	483
TOTAL LIABILITIES	15	957	568	8,454	(2,223)	7,771
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,878	5,547	3,723	8,031	(17,301)	6,878
Noncontrolling interest	—	—	—	208	(208)	—
TOTAL SHAREHOLDERS' EQUITY	6,878	5,547	3,723	8,239	(17,509)	6,878
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,893	$6,504	$4,291	$16,693	$(19,732)	$14,649

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$384	$22	$11,029	$(368)	$11,103
Investment in subsidiaries	6,164	5,696	3,799	296	(15,955)	—
Premiums receivable, net of commissions payable	—	—	—	699	(123)	576
Ceded unearned premium reserve	—	—	—	1,099	(893)	206
Deferred acquisition costs	—	—	—	156	(50)	106
Reinsurance recoverable on unpaid losses	—	—	—	484	(404)	80
Credit derivative assets	—	—	—	69	(56)	13
Deferred tax asset, net	—	16	—	597	(116)	497
Intercompany receivable	—	—	—	70	(70)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	876	—	876
Dividend receivable from affiliate	300	—	—	—	(300)	—
Other	11	78	26	801	(222)	694
TOTAL ASSETS	$6,511	$6,174	$3,847	$16,176	$(18,557)	$14,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,488	$(977)	$3,511
Loss and LAE reserve	—	—	—	1,596	(469)	1,127
Long-term debt	—	843	453	10	—	1,306
Intercompany payable	—	70	—	300	(370)	—
Credit derivative liabilities	—	—	—	458	(56)	402
Deferred tax liabilities, net	—	—	88	—	(88)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	958	—	958
Dividend payable to affiliate	—	300	—	—	(300)	—
Other	7	3	14	665	(346)	343
TOTAL LIABILITIES	7	1,216	555	8,475	(2,606)	7,647
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,504	4,958	3,292	7,405	(15,655)	6,504
Noncontrolling interest	—	—	—	296	(296)	—
TOTAL SHAREHOLDERS’ EQUITY	6,504	4,958	3,292	7,701	(15,951)	6,504
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,511	$6,174	$3,847	$16,176	$(18,557)	$14,151

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$190	$(4)	$186
Net investment income	0	0	0	101	(2)	99
Net realized investment gains (losses)	—	0	0	(9)	16	7
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(1)	0	(1)
Net unrealized gains (losses)	—	—	—	59	—	59
Net change in fair value of credit derivatives	—	—	—	58	0	58
Other	3	—	—	302	(32)	273
TOTAL REVENUES	3	0	0	642	(22)	623
EXPENSES
Loss and LAE	—	—	—	250	(27)	223
Amortization of deferred acquisition costs	—	—	—	8	(3)	5
Interest expense	—	12	13	3	(4)	24
Other operating expenses	10	1	0	91	(44)	58
TOTAL EXPENSES	10	13	13	352	(78)	310
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(13)	(13)	290	56	313
Total (provision) benefit for income taxes	—	4	4	(94)	(19)	(105)
Equity in net earnings of subsidiaries	215	237	178	8	(638)	—
NET INCOME (LOSS)	$208	$228	$169	$204	$(601)	$208
Less: noncontrolling interest	—	—	—	8	(8)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$208	$228	$169	$196	$(593)	$208

COMPREHENSIVE INCOME (LOSS)	$219	$237	$178	$274	$(689)	$219

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$239	$(8)	$231
Net investment income	0	0	0	95	(1)	94
Net realized investment gains (losses)	0	3	0	(2)	(3)	(2)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	15	0	15
Net unrealized gains (losses)	—	—	—	6	—	6
Net change in fair value of credit derivatives	—	—	—	21	0	21
Bargain purchase gain and settlement of pre-existing relationship	—	—	—	257	2	259
Other	0	—	—	(37)	—	(37)
TOTAL REVENUES	0	3	0	573	(10)	566
EXPENSES
Loss and LAE	—	—	—	(15)	6	(9)
Amortization of deferred acquisition costs	—	—	—	9	(5)	4
Interest expense	—	13	13	3	(3)	26
Other operating expenses	7	1	1	58	(2)	65
TOTAL EXPENSES	7	14	14	55	(4)	86
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(11)	(14)	518	(6)	480
Total (provision) benefit for income taxes	—	4	5	(13)	3	(1)
Equity in net earnings of subsidiaries	486	433	82	11	(1,012)	—
NET INCOME (LOSS)	$479	$426	$73	$516	$(1,015)	$479
Less: noncontrolling interest	—	—	—	11	(11)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$479	$426	$73	$505	$(1,004)	$479

COMPREHENSIVE INCOME (LOSS)	$454	$414	$51	$497	$(962)	$454

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$523	$(11)	$512
Net investment income	0	1	0	325	(4)	322
Net realized investment gains (losses)	—	0	0	53	1	54
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	19	0	19
Net unrealized gains (losses)	—	—	—	87	—	87
Net change in fair value of credit derivatives	—	—	—	106	0	106
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58	0	58
Other	8	—	—	527	(129)	406
TOTAL REVENUES	8	1	0	1,592	(143)	1,458
EXPENSES
Loss and LAE	—	—	—	301	53	354
Amortization of deferred acquisition costs	—	—	—	19	(6)	13
Interest expense	—	36	40	8	(11)	73
Other operating expenses	30	8	1	286	(142)	183
TOTAL EXPENSES	30	44	41	614	(106)	623
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(22)	(43)	(41)	978	(37)	835
Total (provision) benefit for income taxes	—	13	15	(194)	9	(157)
Equity in net earnings of subsidiaries	700	574	422	22	(1,718)	—
NET INCOME (LOSS)	$678	$544	$396	$806	$(1,746)	$678
Less: noncontrolling interest	—	—	—	22	(22)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$678	$544	$396	$784	$(1,724)	$678

COMPREHENSIVE INCOME (LOSS)	$855	$705	$484	$1,004	$(2,193)	$855

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$653	$(25)	$628
Net investment income	0	0	0	293	(2)	291
Net realized investment gains (losses)	0	3	0	(4)	(4)	(5)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	47	—	47
Net unrealized gains (losses)	—	—	—	(23)	—	(23)
Net change in fair value of credit derivatives	—	—	—	24	—	24
Bargain purchase gain and settlement of pre-existing relationship	—	—	—	257	2	259
Other	0	0	0	10	0	10
TOTAL REVENUES	0	3	0	1,233	(29)	1,207
EXPENSES
Loss and LAE	—	—	—	182	1	183
Amortization of deferred acquisition costs	—	—	—	23	(10)	13
Interest expense	—	39	40	8	(10)	77
Other operating expenses	23	1	2	165	(3)	188
TOTAL EXPENSES	23	40	42	378	(22)	461
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(23)	(37)	(42)	855	(7)	746
Total (provision) benefit for income taxes	—	13	15	(94)	4	(62)
Equity in net earnings of subsidiaries	707	623	272	34	(1,636)	—
NET INCOME (LOSS)	$684	$599	$245	$795	$(1,639)	$684
Less: noncontrolling interest	—	—	—	34	(34)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$684	$599	$245	$761	$(1,605)	$684

COMPREHENSIVE INCOME (LOSS)	$805	$660	$261	$923	$(1,844)	$805

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$503	$175	$105	$469	$(898)	$354
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(75)	(15)	(1,552)	27	(1,615)
Sales	—	112	12	1,004	—	1,128
Maturities	—	7	0	682	—	689
Sales (purchases) of short-term investments, net	(11)	218	3	(450)	—	(240)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	117	—	117
Investment in subsidiaries	—	(28)	—	(69)	97	—
Proceeds from sale of subsidiaries	—	—	—	139	(139)	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	58	—	58
Net cash flows provided by (used in) investing activities	(11)	234	—	24	(15)	232
Cash flows from financing activities
Return of capital	—	—	—	(70)	70	—
Capital contribution	—	—	25	3	(28)	—
Dividends paid	(53)	(390)	(128)	(380)	898	(53)
Repurchases of common stock	(431)	—	—	—	—	(431)
Repurchases of common stock to pay withholding taxes	(13)	—	—	—	—	(13)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(124)	—	(124)
Repayment/ extinguishment of long-term debt	—	—	—	(2)	(27)	(29)
Proceeds from options exercises	5	—	—	—	—	5
Net cash flows provided by (used in) financing activities	(492)	(390)	(103)	(573)	913	(645)
Effect of exchange rate changes	—	—	—	4	—	4
Increase (decrease) in cash and restricted cash	0	19	2	(76)	—	(55)
Cash and restricted cash at beginning of period	0	1	0	126	—	127
Cash and restricted cash at end of period	$0	$20	$2	$50	$—	$72

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$288	$171	$159	$3	$(810)	$(189)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(44)	(10)	(970)	—	(1,028)
Sales	4	—	12	861	—	877
Maturities	—	23	—	838	—	861
Sales (purchases) of short-term investments, net	(49)	(3)	(1)	133	—	80
Net proceeds from financial guaranty variable entities’ assets	—	—	—	590	—	590
Investment in subsidiaries	—	—	—	4	(4)	—
Acquisition of CIFG, net of cash acquired	—	—	—	(442)	7	(435)
Other	—	7	—	(12)	(7)	(12)
Net cash flows provided by (used in) investing activities	(49)	(17)	1	1,002	(4)	933
Cash flows from financing activities
Return of capital	—	—	—	(4)	4	—
Dividends paid	(52)	(223)	(158)	(429)	810	(52)
Repurchases of common stock	(190)	—	—	—	—	(190)
Share repurchases to pay withholding taxes	(2)	—	—	—	—	(2)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(567)	—	(567)
Payment of long-term debt	—	—	—	(2)	—	(2)
Proceeds from options exercises	6	—	—	—	—	6
Net cash flows provided by (used in) financing activities	(238)	(223)	(158)	(1,002)	814	(807)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash and restricted cash	1	(69)	2	(1)	—	(67)
Cash and restricted cash at beginning of period	0	95	8	63	—	166
Cash and restricted cash at end of period	$1	$26	$10	$62	$—	$99

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic Environment

The Company believes reported statistics indicate that positive economic momentum in the United States (U.S.) since the beginning of 2016 has continued through the three-month period ended September 30, 2017 (Third Quarter 2017). According to the U.S. Bureau of Labor Statistics (BLS), for the months of July through September 2017, the U.S. economy added an estimated 274 thousand jobs. Additionally, the BLS estimated that the seasonally adjusted monthly unemployment rate fell to 4.2% in September 2017, down from 4.4% at the end of the second quarter of 2017 and 4.5% at the end of the first quarter of 2017, and was lower than the May 2017 unemployment figure of 4.3%, which was already a 16-year low. The BLS’ analysis of the net effect of the hurricanes was to reduce the estimate of total non-farm payroll employment for September, while having no discernible effect on the national unemployment rate.

The U.S. Bureau of Economic Analysis reported that real gross domestic product (GDP) increased at an annualized rate of 3.1% in the second quarter of 2017, more than double the annualized rate in the first quarter of 2017. This represents the thirteenth consecutive quarter of positive growth in real GDP.

U.S. home prices also continued to rise, as measured by the S&P CoreLogic Case-Shiller U.S. National Home Price Index, which reported an annual gain in July of 5.9% while the 20-City Composite posted a 5.8% year-over-year gain.

At the September 20, 2017 meeting of the Federal Open Market Committee (FOMC), the FOMC maintained the target range for the federal funds rate between 1.00% and 1.25%, and reiterated its prior position that additional rate hikes were very likely in 2018, with one also possible at the end of this year. The FOMC announced that in October 2017 it planned to begin the balance sheet normalization program that was outlined in June, reducing its holdings in a gradual and predictable manner. The FOMC pointed again to sustained strength in the labor market, increased household spending, and expanded business investments as the primary drivers to increase the federal funds rate going forward. In its statement, the FOMC noted that economic growth in the Third Quarter was held back by the severe economic disruptions caused by Hurricanes Harvey, Irma, and Maria, but noted that growth would likely bounce back as economic activity resumes and rebuilding begins. Please refer to Part I, Item I, Financial Statements, Note 4, Outstanding Exposure and Note 5, Expected Loss to be Paid, for information on the effects of these hurricanes on the Company's Puerto Rico and other Caribbean exposures.

The Company believes that continued increases in stock prices during the quarter are also indicative of positive economic momentum in the U.S.. U.S. stocks reached record highs, as investors anticipate another strong earnings season. The Dow Jones Industrial Average (DJIA), Nasdaq composite and the S&P 500 Index all set records highs during the quarter, with the DJIA recently touching 23,000 for the first time, and corporate earnings for the S&P S&P 500 Index remaining strong for three quarters in a row.

Average municipal interest rates remained relatively low by historical standards, but above the lows experienced in 2016, when 30-year AAA MMD rates were at times below 2%. Since July 2016, the 30-year AAA MMD rate increased from a low of 1.95% to as high as 3.06% on May 2, 2017, still low by historical standards. Since then, that MMD rate has declined to 2.84% as of September 29, 2017.

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$208	$479	$678	$684
Operating income (non-GAAP)(1)	156	497	570	756
Gain (loss) related to the effect of consolidating FG VIEs (FG VIE consolidation) included in operating income	(1)	(11)	9	(4)

Net income (loss) per diluted share	$1.72	$3.60	$5.48	$5.06
Operating income per share (non-GAAP)(1)	1.29	3.74	4.62	5.61
Gain (loss) related to FG VIE consolidation included in operating income per share	(0.01)	(0.09)	0.08	(0.03)

Diluted shares	120.7	132.8	123.5	134.9

Gross written premiums (GWP)	$45	$16	$235	$71
Present value of new business production (PVP)(1)	43	50	212	129
Gross par written	3,417	4,687	13,248	12,211

	As of September 30, 2017		As of December 31, 2016
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,878	$58.32	$6,504	$50.82
Non-GAAP operating shareholders' equity(1)	6,590	55.87	6,386	49.89
Non-GAAP adjusted book value(1)	8,820	74.78	8,506	66.46
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	3	0.01	(7)	(0.06)
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(13)	(0.11)	(24)	(0.18)
Common shares outstanding (2)	117.9		128.0
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

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of financial guaranty variable interest entities (FG VIEs) and committed capital securities (CCS), changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIE assets and liabilities. In addition to non-economic factors, other factors such as: changes in expected losses, the amount and timing of refunding transactions and terminations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements and transactions, acquisitions, and the effects of the Company's various loss mitigation strategies, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Third Quarter 2017

Net income for Third Quarter 2017 was $208 million compared with $479 million in the three-month period ended September 30, 2016 (Third Quarter 2016). Net income in both Third Quarter 2017 and Third Quarter 2016 included significant gains attributable to our strategic initiatives. Third Quarter 2017 includes pretax commutation gains of $255 million related to the reassumption of previously ceded contracts (recorded in other income). Third Quarter 2016 included a pretax gain of $259 million related to the acquisition of CIFG Holding Inc. (together with its subsidiaries CIFGH) (CIFG Acquisition). Excluding these gains, net income decreased due mainly to increased loss and adjustment expenses (LAE) attributable to U.S. public finance losses and lower net earned premiums from refundings and terminations.

The Company reported operating income (non-GAAP) of $156 million in Third Quarter 2017, compared with $497 million in Third Quarter 2016. The variances in operating income (non-GAAP) are attributable to the same items described for net income.

Nine Months 2017

Net income for the nine-month period ended September 30, 2017 (Nine Months 2017) was $678 million compared with $684 million for the nine-month period ended September 30, 2016 (Nine Months 2016). Net income in both Nine Months 2017 and Nine Months 2016 also included significant gains attributable to our strategic initiatives. Nine Months 2017 includes pretax commutation gains of $328 million and a pretax gain of $58 million on the acquisition of MBIA UK Insurance Limited (MBIA UK) (MBIA UK Acquisition). Nine Months 2016 includes pretax gains of $259 million on the CIFG Acquisition. Excluding these gains, net income decreased due mainly to increased loss and adjustment expenses (LAE) attributable to U.S. public finance losses and lower net earned premiums from refundings and terminations.

The Company reported operating income (non-GAAP) of $570 million in Nine Months 2017, compared with $756 million in Nine Months 2016. The variances in operating income (non-GAAP) are attributable to the same items described for net income.

Shareholders' equity increased since December 31, 2016 due primarily to positive net income (including the effect of MBIA UK Acquisition) and higher net unrealized gains on available for sale investment securities recorded in accumulated other comprehensive income (AOCI), partially offset by share repurchases and dividends. Non-GAAP operating shareholders' equity and non-GAAP adjusted book value also increased since December 31, 2016 due primarily to the MBIA UK Acquisition, new business production and commutations, offset in part by loss development, share repurchases and dividends. Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share benefited from the repurchase program that has been in place since the beginning of 2013.

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

U.S. Municipal Market Data and Penetration Rates (1)
Based on Sale Date

	Nine Months 2017	Nine Months 2016	Year Ended December 31, 2016
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$271.6	$323.3	$423.7
Total insured	$16.8	$18.5	$25.3
Insured by Assured Guaranty	$9.8	$10.1	$14.2
Number of issues:
New municipal bonds issued	7,583	9,489	12,271
Total insured	1,242	1,404	1,889
Insured by Assured Guaranty	634	672	904
Market penetration based on:
Par	6.2%	5.7%	6.0%
Number of issues	16.4%	14.8%	15.4%
Single A par sold	26.9%	23.1%	22.6%
Single A transactions sold	59.5%	55.1%	55.8%
$25 million and under par sold	20.0%	17.1%	17.8%
$25 million and under transactions sold	19.0%	16.9%	17.5%
____________________
(1)    Source: Thomson Reuters.

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
GWP
Public Finance—U.S.	$37	$24	$132	$72
Public Finance—non-U.S.	8	(9)	92	6
Structured Finance—U.S.	1	1	3	(5)
Structured Finance—non-U.S.	(1)	0	8	(2)
Total GWP	$45	$16	$235	$71

PVP (1):
Public Finance—U.S.	$39	$25	$137	$89
Public Finance—non-U.S.	4	2	58	16
Structured Finance—U.S. (2)	0	23	5	24
Structured Finance—non-U.S. (3)	—	—	12	—
Total PVP	$43	$50	$212	$129
Gross Par Written (1):
Public Finance—U.S.	$3,328	$3,459	$11,590	$10,574
Public Finance—non-U.S.	89	164	1,260	570
Structured Finance—U.S. (2)	—	1,064	243	1,067
Structured Finance—non-U.S. (3)	—	—	155	—
Total gross par written	$3,417	$4,687	$13,248	$12,211
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)    Includes capital relief triple-X excess of loss life reinsurance transactions written in 2017 and 2016.

(3)    Relates to reinsurance of aircraft residual value insurance (RVI) policies.

GWP include amounts collected upfront on new business written, the present value of future premiums on new financial guaranty business written (discounted at risk free rates), as well as the effects of changes in the estimated lives of transactions in the inforce book of financial guaranty business.

Third Quarter 2017

In Third Quarter 2017, U.S. public finance GWP increased to $37 million from $24 million in Third Quarter 2016, due primarily to increased PVP. The increase in non-U.S. public finance GWP was due to higher new business production in Third Quarter 2017 than Third Quarter 2016 and changes in estimated lives in Third Quarter 2016 resulting in negative GWP.

U.S. public finance PVP increased in Third Quarter 2017 compared with the comparable prior-year period due to higher par written in the secondary market. Assured Guaranty's secondary market PVP increased by more than four times compared to with Third Quarter 2016. Assured Guaranty once again guaranteed the majority of insured par issued while maintaining an A- average rating on new business written.

Outside the U.S., the Company generated $4 million of public finance PVP in Third Quarter 2017. The two transactions written in Third Quarter 2017 were secondary market guaranties of regulated utilities.

The Company believes its financial guaranty product is competitive with other financing options in certain segments of the infrastructure market.  Future business activity will be influenced by the typically long lead times for these types of transactions.

Structured finance transactions tend to have long lead times and may vary from period to period. In general, the Company expects that structured finance opportunities will increase in the future as the global economy recovers, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company considers its involvement in both structured finance and international infrastructure transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond U.S. public finance. U.S. structured finance PVP in Third Quarter 2016 primarily comprised a structured capital relief Triple-X excess of loss life reinsurance transaction.

Nine Months 2017

GWP increased in Nine Months 2017 compared to Nine Months 2016 due to increased new business production in global public finance. U.S. public finance PVP increased in Nine Months 2017 compared with the comparable prior year period due to higher par written in both the primary and secondary market, while maintaining an A- average rating on new business written. Outside the U.S., the Company generated $58 million of public finance PVP, compared with $16 million in Nine Months 2016. PVP generated outside the U.S. in Nine Months 2017 was derived from three university housing transactions, one hospital transaction, a senior liquidity guarantee provided as part of a European infrastructure refinancing, and several secondary market regulated utility transactions. For Nine Months 2016, non-U.S. public finance PVP was primarily derived from secondary market financial guarantees written on utility bonds and additional future premiums related to the restructuring of an existing insured obligation. The non-U.S. structured finance PVP in Nine Months 2017 related to the reinsurance of aircraft RVI policies.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

From 2013 through November 2, 2017, the Company has repurchased 79.9 million common shares for approximately $2,166 million, excluding commissions. The Board of Directors authorized, on November 1, 2017, an additional $300 million of share repurchases. As of November 2, 2017, $398 million remains available under the Company's share repurchase authorizations. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. Please refer to Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.51	$21.12
2014	590	24.41	24.17
2015	555	21.00	26.43
2016	306	10.72	28.53
2017 (January 1 - March 31)	216	5.43	39.83
2017 (April 1 - June 30)	135	3.46	39.05
2017 (July 1 - September 30)	80	1.85	43.29
2017 (through November 2)	20	0.53	37.48
Cumulative repurchases since the beginning of 2013	$2,166	79.91	$27.11

Accretive Effect of Cumulative Repurchases (1)

	Third Quarter 2017	Nine Months 2017	As of September 30, 2017
	(per share)
Net income	$0.61	$1.88
Operating income (non-GAAP)	0.44	1.56
Shareholders' equity			$12.46
Non-GAAP operating shareholders' equity			11.48
Non-GAAP adjusted book value			19.01
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In December 2016, Assured Guaranty Municipal Corp. (AGM) repurchased $300 million of its common stock from its parent, Assured Guaranty Municipal Holdings Inc. (AGMH). Subsequently, AGMH distributed the proceeds as dividends to its immediate parent, Assured Guaranty US Holdings Inc. (AGUS), and in 2017, AGUS began using these proceeds to pay dividends to AGL. AGL has used these funds predominantly to repurchase its publicly traded common shares. On September 25, 2017, Municipal Assurance Corp. (MAC) redeemed 64,322 of its shares from Municipal Assurance Holdings Inc. (MAC Holdings), its direct parent, for approximately $104 million in cash and $146 million in marketable securities. MAC Holdings then distributed such assets to its shareholders, AGM and Assured Guaranty Corp. (AGC), in proportion to their respective 61% and 39% ownership interests, such that AGM received approximately $152 million ($6 million in cash and $146 million in securities) and AGC received approximately $98 million (all in cash). Please refer to Part I, Item 1, Financial Statements, Note 11, Insurance Company Regulatory Requirements, for information about dividend capacity of the Company's insurance companies.

The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in Nine Months 2017, AGUS purchased $28 million of AGMH's outstanding Junior Subordinated Debentures. The Company may choose to make additional purchases of this or other Company debt in the future.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade financial guaranty and credit default swap (CDS) contracts with net par of $1.7 billion in Third Quarter 2016. There were no investment grade financial guaranty or CDS terminations in Third Quarter 2017. The Company terminated investment grade financial guaranty and CDS contracts with net par of $298 million and $5.8 billion in Nine Months 2017 and Nine Months 2016, respectively. Please refer to Part I, Item 1, Financial Statements, Note 6, Contract Accounted for as Insurance and Note 8, Contract Accounted for as Credit Derivatives, for additional information on the effect of credit derivative terminations on the consolidated statements of operations.

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

MBIA UK Insurance Limited. On January 10, 2017 (the MBIA UK Acquisition Date), AGC completed its acquisition of MBIA UK. Please refer to Part I, Item I, Financial Statements, Note 2, Acquisitions, for additional information. In Nine Months 2017, the acquisition contributed net income of approximately $1.04 per share including the bargain purchase gain, gain on settlement of pre-existing relationships, realized gain on Zohar II Notes, and activity since the MBIA UK Acquisition Date. The effect on operating income was approximately $0.64 per share in Nine Months 2017. Shareholders' equity and non-GAAP operating shareholders' equity benefited by $0.65 per share and non-GAAP adjusted book value benefited by $2.52 per share as of the MBIA UK Acquisition Date.

    MBIA UK changed its name to Assured Guaranty (London) Ltd. and re-registered as a public limited company to become Assured Guaranty (London) plc (AGLN). Assured Guaranty currently maintains AGLN as a stand-alone entity, but is actively working to combine AGLN with its other affiliated European insurance companies. As an initial step, on June 26, 2017, AGM purchased from its affiliate AGC, all of the shares of AGC’s European subsidiaries, and then immediately contributed these European subsidiaries to AGM’s wholly owned subsidiary, Assured Guaranty (Europe) plc (AGE). While the Company and its European subsidiaries have received certain regulatory approvals, the combination is subject to further regulatory and court approvals. As a result, the Company cannot predict whether, or when, such combination will be completed.

CIFG Holding Inc. On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFGH, for $450.6 million in cash that contributed $2.23 per share to shareholders' equity, $2.23 per share to non-GAAP operating shareholders' equity and $3.85 per share to non-GAAP adjusted book value at the date of acquisition. Please refer to Part II, Item 8, "Financial Statements and Supplementary Data", Note 2, Acquisitions, of the Company's 2016 Annual Report on Form 10-K, for additional information.

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

Separately, in September, 2017, the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs).

The Company continues to investigate additional opportunities.

Commutations. During the first quarter of 2017, the Company entered into a commutation agreement to reassume the entire portfolio previously ceded to one of its unaffiliated reinsurers, consisting predominantly (over 97%) of U.S. public finance and international public and project finance exposures. During Third Quarter 2017, the Company entered into two commutation agreements. In one case, it reassumed the entire portfolio previously ceded to one of its unaffiliated reinsurers under quota share reinsurance, consisting predominantly of U.S. public finance and international public and project finance exposures. In the other case it reassumed a portion of the portfolio previously ceded to one of its other unaffiliated reinsurers. These commutations resulted in gains of $255 million and $328 million (recorded in other income) for Third Quarter 2017 and Nine Months 2017, respectively, and additional net unearned premium reserve of $62 million and $80 million for such periods, respectively. The Company may in the future enter into new commutation agreements reassuming portions of its remaining ceded business.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, have resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, for example, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated several legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, please refer to Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

The Company is currently working with the servicers of some of the RMBS it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans and so improve the performance of the related RMBS.

    The Company also continues to purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of assets purchased for loss mitigation purposes as of September 30,

2017 (excluding the value of the Company's insurance) was $1,042 million, with a par of $1,661 million (including bonds related to FG VIEs of $44 million in fair value and $229 million in par).

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

Other Events

The Company continues to monitor developments related to the referendum held in the U.K. on June 23, 2016, in which a majority voted to exit the EU, known as "Brexit", and the U.K.’s service of formal notice on March 29, 2017 to the European Council of its wish to withdraw under Article 50 of the Treaty on EU. The Company may take action in anticipation of or in reaction to Brexit-related developments, especially those related to financial services regulation. The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves.

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

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of FG VIE assets, credit derivative assets and investments, represented approximately 16% and 19% of the total assets that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively. All of the Company's liabilities that are measured at fair value are Level 3. Please refer to Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenues:
Net earned premiums	$186	$231	$512	$628
Net investment income	99	94	322	291
Net realized investment gains (losses)	7	(2)	54	(5)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(1)	15	19	47
Net unrealized gains (losses)	59	6	87	(23)
Net change in fair value of credit derivatives	58	21	106	24
Fair value gains (losses) on CCS	(4)	(23)	(4)	(50)
Fair value gains (losses) on FG VIEs	3	(11)	25	11
Bargain purchase gain and settlement of pre-existing relationships	—	259	58	259
Other income (loss)	274	(3)	385	49
Total revenues	623	566	1,458	1,207
Expenses:
Loss and LAE	223	(9)	354	183
Amortization of deferred acquisition costs	5	4	13	13
Interest expense	24	26	73	77
Other operating expenses	58	65	183	188
Total expenses	310	86	623	461
Income (loss) before provision for income taxes	313	480	835	746
Provision (benefit) for income taxes	105	1	157	62
Net income (loss)	$208	$479	$678	$684

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

Net Earned Premiums

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$76	$80	$240	$222
Accelerations:
Refundings	84	105	189	267
Terminations	—	21	1	21
Total accelerations	84	126	190	288
Total Public finance	160	206	430	510
Structured finance(1)
Scheduled net earned premiums and accretion	23	25	67	74
Terminations	3	—	14	44
Total structured finance	26	25	81	118
Other	0	—	1	0
Total net earned premiums	$186	$231	$512	$628
____________________

(1)	Excludes $3 million and $4 million for Third Quarter 2017 and 2016, respectively, and $11 million and $12 million for Nine Months 2017 and 2016, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Third Quarter 2017 compared with Third Quarter 2016 due primarily to lower accelerations. Net earned premiums decreased in Nine Months 2017 compared with Nine Months 2016 due primarily to lower accelerations, offset in part by higher scheduled net earned premiums related to recent acquisitions. At September 30, 2017, $3.5 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The MBIA UK Acquisition increased deferred premium revenue by $383 million at the date of the acquisition. The CIFG Acquisition increased deferred premium revenue by $296 million.

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

Net Investment Income (1)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Income from fixed-maturity securities managed by third parties	$74	$75	$224	$231
Income from internally managed securities:
Fixed maturities	27	19	100	58
Other	1	2	5	8
Gross investment income	102	96	329	297
Investment expenses	(3)	(2)	(7)	(6)
Net investment income	$99	$94	$322	$291
____________________

(1)
Net investment income excludes $2 million and $1 million for Third Quarter 2017 and 2016, respectively, and $4 million and $8 million for Nine Months 2017 and 2016, respectively, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

Net investment income for Third Quarter 2017 increased compared to Third Quarter 2016 due primarily to higher income from internally managed securities. The higher income is due primarily to improved underlying cash flow and the early payoff of certain investments.

Net investment income for Nine Months 2017 increased compared to Nine Months 2016 due primarily to the accretion on the Zohar II 2005-1 (the Zohar II Notes) (which was used as consideration for the purchase of MBIA UK) prior to the MBIA UK Acquisition Date and also due to improved underlying cash flow and the early payoff of certain investments.

The overall pre-tax book yield was 3.59% as of September 30, 2017 and 3.57% as of September 30, 2016, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.12% as of September 30, 2017 compared with 3.32% as of September 30, 2016. The decline in yield for the externally managed portfolio was primarily a result of lower yielding assets related to the MBIA UK investment portfolio.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Gross realized gains on available-for-sale securities	$23	$4	$92	$24
Gross realized losses on available-for-sale securities	(3)	(1)	(9)	(3)
Net realized gains (losses) on other invested assets	0	0	0	0
Other-than-temporary impairment	(13)	(5)	(29)	(26)
Net realized investment gains (losses)	$7	$(2)	$54	$(5)

Realized gains in Third Quarter 2017 comprise primarily the gain on sale of investments from the internally managed portfolio. In addition, realized gains in Nine Months 2017 include the gain on sale of the Zohar II Notes exchanged in the MBIA UK Acquisition. Realized gains in Nine Months 2016 were due primarily to sales of securities in order to fund the CIFG Acquisition. Other-than-temporary-impairments in all periods presented were primarily attributable to securities purchased for loss mitigation purposes.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

In connection with the MBIA UK Acquisition in Nine Months 2017, the Company recognized a $56 million bargain purchase gain and a $2 million gain on settlement of pre-existing relationships. Please refer to Part I, Item 1, Financial Statements, Note 2, Acquisitions, for additional information.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFGH, the parent of financial guaranty insurer CIFG Assurance North America, Inc. (CIFGNA), and on July 5, 2016, merged CIFGNA with and into AGC, with AGC as the surviving company. In connection with the acquisition, in 2016, the Company recognized a $357 million bargain purchase gain and a $98 million loss on settlement of pre-existing relationships.

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

Other Income (Loss)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves	$3	$(2)	$17	$(21)
Commutation gains	255	8	328	8
Loss on extinguishment of debt	(2)	—	(9)	—
Other	18	(9)	49	62
Total other income (loss)	$274	$(3)	$385	$49

In Third Quarter 2017 and Nine Months 2017, other income comprises primarily commutation gains on reassumptions of previously ceded business. In Nine Months 2017, the loss on extinguishment of debt was related to AGUS' purchase of $28 million principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the remaining unamortized fair value adjustments that were recorded upon the Company's acquisition of AGMH in 2009. Foreign exchange gains in Nine Months 2017 and foreign exchange loss in Nine Months 2016 were due primarily to changes in the exchange rate of the British pound sterling. In Nine Months 2016, other income also included a benefit due to loss mitigation recoveries.

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

Net Expected Loss to be Paid

	As of September 30, 2017	As of December 31, 2016
	(in millions)
Public finance	$1,093	$904
Structured finance
U.S. RMBS	176	206
Other structured finance	23	88
Structured finance	199	294
Total	$1,292	$1,198

Economic Loss Development (Benefit) (1)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Public finance	$229	$8	$427	$216
Structured finance:
U.S. RMBS	(19)	(27)	(70)	(139)
Other structured finance	(6)	(25)	(59)	(40)
Structured finance	(25)	(52)	(129)	(179)
Total	$204	$(44)	$298	$37
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Third Quarter 2017 Net Economic Loss Development

The total economic loss development of $204 million in Third Quarter 2017 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates for U.S. dollar denominated obligations used to discount expected losses ranged from 0.0% to 2.94% with a weighted average of 2.27% as of September 30, 2017 and 0.0% to 2.83% with a weighted average of 2.32% as of June 30, 2017. The effect of changes in the risk-free rates used to discount expected losses was a benefit of $6 million in Third Quarter 2017.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.3 billion as of September 30, 2017 compared with $7.1 billion as of June 30, 2017. The Company projects that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2017 will be $1,046 million, compared with $1,044 million as of June 30, 2017. Economic loss development in Third Quarter 2017 was $229 million, which was primarily attributable to Puerto Rico. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $19 million and was mainly related to improvement in the underlying collateral performance of home equity lines of credit mortgages and improvements in observed liquidation rates. Please refer to Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid for additional information.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $6 million, due primarily to decreased future loss expectations on certain transactions reinsured by the Company. Please refer to Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid for additional information.

Third Quarter 2016 Net Economic Loss Development

Total economic loss of $44 million in Third Quarter 2016 was generated mainly by the structured finance sector. The risk-free rates for U.S. dollar denominated obligations used to discount expected losses ranged from 0.0% to 2.42% with a weighted average of 1.80% as of September 30, 2016 and 0.0% to 2.46% with a weighted average of 1.59% as of June 30, 2016. The effect of the change in the risk-free rates used to discount expected losses was a benefit of $29 million in Third Quarter 2016.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.6 billion as of September 30, 2016 compared with $8.3 billion as of June 30, 2016. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2016 would be $816 million, compared with $963 million as of June 30, 2016. Economic loss development in Third Quarter 2016 was $9 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $27 million due mainly to underlying collateral improvement on certain subprime transactions and an increase in the expected recovery rate on certain second lien transactions.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $25 million, due primarily to a benefit from the purchase of a portion of an insured obligation as part of a loss mitigation strategy.

Nine Months 2017 Net Economic Loss Development

Total economic loss development of $298 million in Nine Months 2017 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. Economic loss development in the public finance sector in Nine Months 2017 was $427 million, which was primarily attributable to exposures to Puerto Rico. This was partially offset by $129 million benefit in structured finance due to lower re-default assumptions on first and second lien modified loans, and a benefit from a litigation settlement related to two triple-X transactions. The effect of the change in the risk-free rates used to discount expected losses was a loss of $28 million in Nine Months 2017.

Nine Months 2016 Net Economic Loss Development

Total economic loss development of $37 million in Nine Months 2016 was generated mainly by the U.S. public finance sector on Puerto Rico exposures, partially offset by a net benefit in the structured finance sector. Economic loss development in the public finance sector in Nine Months 2016 was $216 million, which was primarily attributable to Puerto Rico exposures. This was partially offset by a $179 million benefit due to: the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions and transaction performance improvement in U.S. RMBS, improved performance of various other structured finance credits and changes in interest rates. The effect of the change in the risk-free rates used to discount expected losses was a loss of $79 million in Nine Months 2016.

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

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Public finance	$233	$20	$421	$232
Structured finance:
U.S. RMBS	(4)	(2)	(14)	(3)
Other structured finance	(5)	(27)	(48)	(42)
Structured finance	(9)	(29)	(62)	(45)
Total insurance contracts before FG VIE consolidation	224	(9)	359	187
Elimination of losses attributable to FG VIEs	(1)	0	(5)	(4)
Total loss and LAE (1)	$223	$(9)	$354	$183
____________________

(1)
Excludes credit derivative loss of $1 million and benefit $8 million for Third Quarter 2017 and Third Quarter 2016 and credit derivative benefit of $25 million and $25 million for Nine Months 2017 and Nine Months 2016.

Loss and LAE in Third Quarter 2017 was mainly driven by an increase in loss reserves on certain Puerto Rico exposures. Loss and LAE benefit in Third Quarter 2016 was mainly driven by a decrease in loss reserves in the structured finance sector. The non-U.S. RMBS structured finance sector benefited from the purchase of a portion of an insured obligation as part of a loss mitigation strategy.

Loss and LAE in Nine Months 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit from a litigation settlement related to two triple-X transactions. Loss and LAE in Nine Months 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures partially offset by a benefit from the non-U.S. RMBS structured finance transaction loss mitigation strategy described above, and commutations of certain assumed student loan exposures.

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

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Changes in expected losses in respect of contracts accounted for as credit derivatives are included in the discussion of “Economic Loss Development” above.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of September 30, 2017, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. Please refer to Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information.

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Realized gains on credit derivatives	$4	$11	$15	$39
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(5)	4	4	8
Realized gains (losses) and other settlements(1)	(1)	15	19	47
Net unrealized gains (losses):
Pooled corporate obligations	35	3	41	(37)
U.S. RMBS	11	(12)	24	0
Pooled infrastructure	(1)	4	4	10
Infrastructure finance	0	1	2	0
Other	14	10	16	4
Net unrealized gains (losses)	59	6	87	(23)
Net change in fair value of credit derivatives	$58	$21	$106	$24
____________________

(1)	Includes realized gains and losses due to terminations and settlements of CDS contracts.

Terminations and Settlements
of Direct Credit Derivative Contracts

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Net par of terminated credit derivative contracts	$40	$1,071	$273	$3,507
Realized gains on credit derivatives	0	3	0	11
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(3)	—	(15)	—
Net unrealized gains (losses) on credit derivatives	8	11	24	81

During Third Quarter 2017, unrealized fair value gains were generated primarily as a result of CDS terminations in the Other sector, run-off of net par outstanding, and tighter implied net spreads. The tighter implied net spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, increased, the implied net spreads that the Company would expect to receive on these transactions decreased.

During Nine Months 2017, unrealized fair value gains were generated primarily as a result of CDS terminations, run-off of net par outstanding, and tighter implied net spreads. The tighter implied spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM increased, the implied net spreads that the Company would expect to receive on these transactions decreased.

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

During Nine Months 2016, unrealized fair value losses were generated primarily in the trust preferred sector, due to wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, particularly for the one year and five year CDS spread, as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by unrealized fair value gains which resulted from the terminations of several CDS transactions during the period. The majority of the CDS transactions were terminated as a result of settlement agreements with the relevant CDS counterparties.

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2017	As of June 30, 2017	As of December 31, 2016	As of September 30, 2016	As of June 30, 2016	As of December 31, 2015
Five-year CDS spread:
AGC	190	136	158	170	265	376
AGM	190	140	158	170	265	366
One-year CDS spread
AGC	81	15	35	31	45	139
AGM	81	15	29	31	47	131

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Change in unrealized gains (losses) of credit derivatives:
Before considering implication of the Company’s credit spreads	$38	$44	$75	$85
Resulting from change in the Company’s credit spreads	21	(38)	12	(108)
After considering implication of the Company’s credit spreads	$59	$6	$87	$(23)

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the high-yield collateralized debt obligations (CDO), trust preferred securities CDOs, and collateralized loan obligation (CLO) markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Financial Guaranty Variable Interest Entities

As of September 30, 2017 and December 31, 2016, the Company consolidated 31 and 32 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating their related insurance and investment amounts. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

•	changes in fair value gains (losses) on FG VIE assets and liabilities,

•	the eliminations of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse, and

•	the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt.

Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Please refer to Part I, Item 1, Financial Statements, Note 9, Consolidated Variable Interest Entities, for additional information.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Fair value gains (losses) on FG VIEs	$3	$(11)	$25	$11
Elimination of insurance and investment balances	(4)	(6)	(10)	(16)
Effect on income before tax	(1)	(17)	15	(5)
Less: tax provision (benefit)	0	(6)	5	(2)
Effect on net income (loss)	$(1)	$(11)	$10	$(3)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. During Third Quarter 2017 and Nine Months 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $3 million and $25 million, respectively. During Third Quarter 2017, the primary driver of the gain was price depreciation on the FG VIE recourse liabilities during the quarter resulting from the Company's credit risk. During the Nine Months 2017, the primary driver of the gain is price appreciation on the FG VIE assets resulting from improvements in the underlying collateral.

During Third Quarter 2016, the Company recorded a pre-tax net fair value loss on consolidated FG VIEs of $11 million and during Nine Months 2016, the Company recorded a gain of $11 million. The primary drivers of the loss during Third Quarter 2016 were the net mark-to-market losses due to price depreciation on the FG VIE assets, resulting from declines in value in the underlying collateral, and the price appreciation on the FG VIE recourse liabilities during the quarter, resulting from the Company's credit risk. The primary driver of the Nine Months 2016 gain in fair value of FG VIEs assets and liabilities was net mark-to-market gains due to price appreciation on the FG VIE assets during the nine months period resulting from improvements in the underlying collateral.

Fair Value Gains (Losses) on CCS

The decrease fair value losses on the Company's CCS for Third Quarter 2017 and Nine Months 2017 compared to the prior year comparable periods was a result of improvements in observed market prices on securities referencing the Company.

Other Operating Expenses

Other operating expenses in Third Quarter 2017 decreased by $7 million due primarily to lower acquisition related expenses and higher rent expense and accelerated amortization of leasehold improvements in 2016 as a result of the Company's move of its New York offices. Other operating expenses in Nine Months 2017 decreased by $5 million compared to Nine Months 2016 due primarily to lower rent and depreciation expense, offset in part by higher compensation expense.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(dollars in millions)
Total provision (benefit) for income taxes	$105	$1	$157	$62
Effective tax rate	33.6%	0.3%	18.8%	8.3%

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 19.25% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries, which consist of Assured Guaranty Re Ltd. (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO), and Cedar Personnel Ltd., unless subject to U.S tax by election or as a U.S. controlled foreign corporation. AGE the

Company’s U.K. subsidiary, had previously elected under U.S. Internal Revenue Code Section 953(d) to be taxed as a U.S. company. In January 2017, AGE filed a request with the U.S. Internal Revenue Service (IRS) to revoke the election, which was approved in May 2017. As a result of the revocation of the Section 953(d) election, AGE will no longer be liable to pay future U.S. taxes beginning in 2017.

In April 2017, the Company received a final letter from the IRS to close the audit for the period of 2009 - 2012, with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. The Company’s overall corporate effective tax rate fluctuates based on the distribution of taxable income across these jurisdictions. In each of the periods presented, the portion of taxable income from each jurisdiction varied. For Third Quarter 2017 and Nine Months 2017, the non-taxable book to tax differences were mostly consistent compared with the prior period, with the exception of the benefit on bargain purchase gains from the MBIA UK Acquisition and the CIFG Acquisition in January 2017 and July 2016, respectively.

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

The core financial measures that the Company uses to help determine compensation are: (1) non-GAAP operating income, adjusted to remove the effect of FG VIE consolidation, (2) non-GAAP operating shareholders' equity, adjusted to remove the effect of FG VIE consolidation, (3) growth in non-GAAP adjusted book value per share, adjusted to remove the effect of FG VIE consolidation, and (4) PVP.

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

5)	Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

 Reconciliation of Net Income (Loss)
to Operating Income (non-GAAP)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Net income (loss)	$208	$479	$678	$684
Less pre-tax adjustments:
Realized gains (losses) on investments	7	(2)	54	(6)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	55	(4)	60	(32)
Fair value gains (losses) on CCS	(4)	(23)	(4)	(50)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	18	(2)	49	(21)
Total pre-tax adjustments	76	(31)	159	(109)
Less tax effect on pre-tax adjustments	(24)	13	(51)	37
Operating income (non-GAAP)	$156	$497	$570	$756

Gain (loss) related to FG VIE consolidation (net of tax provision (benefit) of $(1), $(6), $5 and $(2)) included in operating income	$(1)	$(11)	$9	$(4)

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

4) Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of September 30, 2017		As of December 31, 2016
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,878	$58.32	$6,504	$50.82
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(129)	(1.09)	(189)	(1.48)
Fair value gains (losses) on CCS	58	0.49	62	0.48
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	506	4.29	316	2.47
Less taxes	(147)	(1.24)	(71)	(0.54)
Non-GAAP operating shareholders’ equity	6,590	55.87	6,386	49.89
Pre-tax adjustments:
Less: Deferred acquisition costs	106	0.89	106	0.83
Plus: Net present value of estimated net future revenue	144	1.22	136	1.07
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,091	26.21	2,922	22.83
Plus taxes	(899)	(7.63)	(832)	(6.50)
Non-GAAP adjusted book value	$8,820	$74.78	$8,506	$66.46

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax (provision) benefit of $(1) and $4)	$3	$0.01	(7)	(0.06)

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $7 and $12)	$(13)	$(0.11)	(24)	(0.18)

Net Present Value of Estimated Net Future Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated revenue for non-financial guaranty insurance contracts. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company’s non-financial guaranty contracts, net of reinsurance, ceding commissions and premium taxes, for contracts without expected economic losses, and is discounted at 6%. Estimated net future revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

PVP or Present Value of New Business Production

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which management believes GAAP gross written premiums and the net credit derivative premiums received and receivable portion of net realized gains and other settlements on credit derivatives (Credit Derivative Realized Gains (Losses)) do not adequately measure. PVP in respect of contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, discounted, in each case, at 6%. Under GAAP, financial guaranty installment premiums are discounted at a risk free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future earned or written premiums and Credit Derivative Realized Gains (Losses) may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP

	Third Quarter 2017					Third Quarter 2016
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$37	$8	$1	$(1)	$45	$24	$(9)	$1	$0	$16
Less: Installment GWP and other GAAP adjustments(1)	2	8	1	(1)	10	(1)	(9)	1	0	(9)
Upfront GWP	35	—	—	—	35	25	—	—	—	25
Plus: Installment premium PVP	4	4	0	—	8	0	2	23	—	25
PVP	$39	$4	$0	$—	$43	$25	$2	$23	$—	$50

	Nine Months 2017					Nine Months 2016
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$132	$92	$3	$8	$235	$72	$6	$(5)	$(2)	$71
Less: Installment GWP and other GAAP adjustments(1)	(1)	90	3	(2)	90	(17)	6	(5)	(2)	(18)
Upfront GWP	133	2	—	10	145	89	—	0	—	89
Plus: Installment premium PVP	4	56	5	2	67	0	16	24	—	40
PVP	$137	$58	$5	$12	$212	$89	$16	$24	$—	$129
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

Insured Portfolio

Financial Guaranty

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities (unless otherwise indicated) from par and principal or interest (debt service) outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of September 30, 2017 and December 31, 2016, the Company excluded $2.0 billion and $2.1 billion, respectively, of net par related to loss mitigation securities (which are mostly BIG), and other loss mitigation strategies.

Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2017		As of December 31, 2016
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$93,904	A-	$107,717	A
Tax backed	45,795	A-	49,931	A-
Municipal utilities	33,883	A-	37,603	A
Transportation	17,876	A-	19,403	A-
Healthcare	9,856	A	11,238	A
Higher education	8,911	A	10,085	A
Infrastructure finance	4,185	BBB+	3,769	BBB+
Housing	1,221	A-	1,559	A-
Investor-owned utilities	587	BBB+	697	BBB+
Other public finance—U.S.	1,998	A	2,796	A
Total public finance—U.S.	218,216	A-	244,798	A
Non-U.S.:
Infrastructure finance	18,803	BBB	10,731	BBB
Regulated utilities	15,847	BBB+	9,263	BBB+
Pooled infrastructure	1,553	AAA	1,513	AAA
Other public finance	6,524	A	4,874	A
Total public finance—non-U.S.	42,727	BBB+	26,381	BBB+
Total public finance	260,943	A-	271,179	A-
Structured finance:
U.S.:
RMBS	5,064	BBB-	5,637	BBB-
Insurance securitizations	2,308	AA-	2,308	A+
Pooled corporate obligations	2,042	AA-	10,050	AAA
Consumer receivables	1,630	A-	1,652	BBB+
Financial products	1,432	AA-	1,540	AA-
Commercial receivables	162	BBB	230	BBB-
Other structured finance—U.S.	504	A+	640	AA-
Total structured finance—U.S.	13,142	A-	22,057	A+
Non-U.S.:
RMBS	639	A-	604	A-
Pooled corporate obligations	371	AA-	1,535	AA
Commercial receivables	309	A	356	BBB+
Other structured finance	363	A	587	AA
Total structured finance—non-U.S.	1,682	A	3,082	AA-
Total structured finance	14,824	A-	25,139	AA-
Total net par outstanding	$275,767	A-	$296,318	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$915	0.4%	$2,523	5.9%	$2,333	17.8%	$419	25.0%	$6,190	2.2%
AA	33,614	15.4	301	0.7	4,853	36.9	76	4.5	38,844	14.1
A	124,332	57.0	13,657	32.0	1,778	13.5	268	15.9	140,035	50.8
BBB	52,021	23.8	23,965	56.1	724	5.5	762	45.3	77,472	28.1
BIG	7,334	3.4	2,281	5.3	3,454	26.3	157	9.3	13,226	4.8
Total net par outstanding (1)	$218,216	100.0%	$42,727	100.0%	$13,142	100.0%	$1,682	100.0%	$275,767	100.0%
_____________________

(1)
The September 30, 2017 amounts include $13.0 billion of net par from the MBIA UK Acquisition. Please refer to Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for the effect of commutations on net par outstanding.

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

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of September 30, 2017, all of which are rated BIG. In recent years, Puerto Rico has experienced significant general fund budget deficits and a challenging economic environment. More recently, Hurricane Maria created additional challenges for Puerto Rico. Beginning on January 1, 2016, a number of Puerto Rico credits have defaulted on bond payments, and the Company has now paid claims on most of its Puerto Rico credits as shown in the table "Puerto Rico Net Par Outstanding" below. Additional information about recent developments in Puerto Rico and the individual credits insured by the Company may be found in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

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

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico (1)
As of September 30, 2017

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (2)	Total Net Par Outstanding (3)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (4) (5)	$670	$343	$407	$(1)	$1,419	$1,469
Puerto Rico Public Buildings Authority (PBA) (4)	9	141	0	(9)	141	146
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (4) (5)	252	511	204	(85)	882	913
PRHTA (Highway revenue) (4) (5)	358	93	44	—	495	556
Puerto Rico Convention Center District Authority (PRCCDA) (4)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA) (4)	—	17	1	—	18	18
Other Public Corporations
Puerto Rico Electric Power Authority (PREPA) (4) (5)	547	73	233	—	853	870
Puerto Rico Aqueduct and Sewer Authority (PRASA)	—	284	89	—	373	373
Municipal Finance Agency (MFA)	221	54	85	—	360	416
Puerto Rico Sales Tax Financing Corporation (COFINA) (4) (5)	263	—	9	—	272	272
University of Puerto Rico (U of PR)	—	1	—	—	1	1
Total exposure to Puerto Rico	$2,320	$1,669	$1,072	$(95)	$4,966	$5,186
 ___________________

(1)
The September 30, 2017 amounts include $389 million (which comprises $36 million of General Obligation Bonds, $134 million of PREPA, $144 million PRHTA (Highways revenue), and $75 million of MFA) related to 2017 commutations of previously ceded business. Please refer to Note 13, Reinsurance and Other Monoline Exposures, for more information. Please refer to Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for more information.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(3)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $25 million and a fully accreted net par at maturity of $56 million. Of these amounts, current net par of $19 million and fully accreted net par at maturity of $50 million relate to the COFINA, current net par of $4 million and fully accreted net par at maturity of $4 million relate to the PRHTA, and current net par of $2 million and fully accreted net par at maturity of $2 million relate to the Commonwealth General Obligation Bonds.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of September 30, 2017

	Scheduled Net Par Amortization
	2017 (4Q)	2018 (1Q)	2018 (2Q)	2018 (3Q)	2018 (4Q)	2019	2020	2021	2022 - 2026	2027 - 2031	2032 - 2036	2037 - 2041	2042 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$0	$0	$78	$0	$87	$141	$15	$226	$278	$489	$105	$—	$1,419
PBA	—	—	—	—	—	3	5	13	24	42	54	—	—	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	0	0	38	—	32	25	18	119	156	295	194	5	882
PRHTA (Highway revenue)	—	—	—	20	—	21	22	35	106	73	218	—	—	495
PRCCDA	—	—	—	—	—	—	—	—	—	19	133	—	—	152
PRIFA	—	—	—	2	—	—	—	—	2	—	—	14	—	18
Other Public Corporations
PREPA	—	—	—	5	—	26	48	28	390	330	26	0	—	853
PRASA	—	—	—	—	—	—	—	—	53	57	—	2	261	373
MFA	—	—	—	57	—	55	45	40	130	33	—	—	—	360
COFINA	0	0	0	0	0	(1)	(1)	(2)	(5)	(7)	34	102	152	272
U of PR	—	—	—	0	—	0	0	0	0	0	1	—	—	1
Total	$0	$0	$0	$200	$0	$223	$285	$147	$1,045	$981	$1,250	$417	$418	$4,966

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of September 30, 2017

	Scheduled Net Debt Service Amortization
	2017 (4Q)	2018 (1Q)	2018 (2Q)	2018 (3Q)	2018 (4Q)	2019	2020	2021	2022 - 2026	2027 - 2031	2032 - 2036	2037 - 2041	2042 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$37	$0	$114	$0	$156	$206	$74	$494	$475	$595	$111	$—	$2,262
PBA	—	4	—	4	—	10	12	20	54	58	62	—	—	224
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	23	0	61	—	76	67	59	306	308	403	229	5	1,537
PRHTA (Highway revenue)	—	13	—	33	—	47	46	58	198	147	253	—	—	795
PRCCDA	—	3	—	3	—	7	7	7	35	50	152	—	—	264
PRIFA	—	0	—	2	—	1	1	1	6	4	4	16	—	35
Other Public Corporations
PREPA	3	18	3	22	3	65	87	63	528	380	29	0	—	1,201
PRASA	—	10	—	10	—	19	19	19	147	129	68	70	327	818
MFA	—	9	—	67	—	70	58	50	157	36	—	—	—	447
COFINA	0	6	0	6	0	13	13	13	70	68	102	162	160	613
U of PR	—	0	—	0	—	0	0	0	0	0	1	—	—	1
Total	$3	$123	$3	$322	$3	$464	$516	$364	$1,995	$1,655	$1,669	$588	$492	$8,197

Exposure to Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative RMBS exposures. As of September 30, 2017, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 22% of total BIG net par outstanding. Please refer to Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of September 30, 2017

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
AAA	$5	$153	$26	$1,325	$0	$1,509
AA	17	217	32	246	—	512
A	10	—	0	82	0	92
BBB	11	0	—	69	1	81
BIG	115	511	63	1,080	1,100	2,869
Total exposures	$157	$881	$121	$2,803	$1,101	$5,064

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2017

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$21	$39	$13	$847	$56	$975
2005	78	312	27	158	229	804
2006	59	60	21	610	318	1,069
2007	—	471	59	1,116	498	2,144
2008	—	—	—	71	—	71
Total exposures	$157	$881	$121	$2,803	$1,101	$5,064

Exposure to the U.S. Virgin Islands

The Company has $498 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rates $224 million BIG. The $274 million USVI net par the Company rates investment grade is comprised primarily of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $224 million BIG USVI net par comprises (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

Hurricane Irma caused significant damage in St. John and St. Thomas, while Hurricane Maria made landfall on St. Croix as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and substantial damage to St. Croix’s businesses and infrastructure, including the power grid. The USVI is benefiting from the federal response to this year’s hurricanes and has made its debt service payments to date.

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

Gross Direct Economic Exposure
to Selected European Countries(1)
As of September 30, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$214	$1,217	$76	$474	$—	$1,981
Non-sovereign exposure(3)	125	465	—	—	200	790
Total	$339	$1,682	$76	$474	$200	$2,771
Total BIG	$262	$—	$76	$474	$—	$812

Net Direct Economic Exposure
to Selected European Countries(1)
As of September 30, 2017

	Hungary	Italy	Portugal	Spain	Turkey	Total
	(in millions)
Sub-sovereign exposure(2)	$214	$1,034	$75	$456	$—	$1,779
Non-sovereign exposure(3)	125	449	—	—	200	774
Total	$339	$1,483	$75	$456	$200	$2,553
Total BIG	$262	$—	$75	$456	$—	$793
____________________

(1)	While exposures are shown in U.S. dollars, the obligations are in various currencies, primarily euros.

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

The $200 million net insured par exposure in Turkey is to DPR securitizations sponsored by a major Turkish bank. These DPR securitizations were established outside of Turkey and involve payment orders in U.S. dollars, pounds sterling and euros from persons outside of Turkey to beneficiaries in Turkey who are customers of the sponsoring bank. The sponsoring bank's correspondent banks have agreed to remit all such payments to a trustee-controlled account outside Turkey, where debt service payments for the DPR securitization are given priority over payments to the sponsoring bank.

The Company has excluded from the exposure tables above its indirect economic exposure to the Selected European Countries through policies it provides on pooled corporate and commercial receivables transactions. The Company calculates indirect exposure to a country by multiplying the par amount of a transaction insured by the Company times the percent of the relevant collateral pool reported as having a nexus to the country. On that basis, the Company has calculated exposure of $46 million to Selected European Countries in transactions with $0.7 billion of net par outstanding.

Non-Financial Guaranty Insurance

The Company provided capital relief triple-X excess of loss life reinsurance on approximately $540 million of exposure as of September 30, 2017 and $390 million as of December 31, 2016. The triple-X excess of loss life reinsurance exposure is expected to increase to approximately $1.2 billion prior to September 30, 2036.

In addition, the Company started providing reinsurance on aircraft RVI policies in the first quarter of 2017 and had net exposure of $116 million to such reinsurance as of September 30, 2017.

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

Ceded par outstanding represents the portion of insured risk ceded to external reinsurers. Under these relationships, the Company cedes a portion of its insured risk in exchange for a premium paid to the reinsurer. The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. All of the unauthorized reinsurers in the table below are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers in the table below post collateral on terms negotiated with the Company. Collateral may be in the form of letters of credit or trust accounts. The total collateral posted by all non-affiliated reinsurers as of September 30, 2017 was approximately $123 million.

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

In "second-to-pay" transactions, the Company provides insurance on an obligation that is already insured by another financial guarantor. In that case, if the underlying obligor and the financial guarantor both fail to pay an amount scheduled to be paid, the Company would be obligated to pay. The Company underwrites these transactions based on the underlying obligation, without regard to the financial guarantor. Please refer to Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

Reinsurance and Other Exposures to Monolines

	Par Outstanding
	As of September 30, 2017
Reinsurer	Ceded Par Outstanding (1)	Assumed Par Outstanding	Second-to- Pay Insured Par Outstanding (2)
	(in millions)
Reinsurers rated investment grade:
National Public Finance Guarantee Corporation	$—	$3,245	$2,730
Subtotal	—	3,245	2,730
Reinsurers rated BIG or not rated:
American Overseas Reinsurance Company Limited (3)	2,445	—	—
Syncora Guarantee Inc. (3)	1,994	674	1,156
ACA Financial Guaranty Corp.	208	—	10
Ambac Assurance Corporation and Ambac Assurance UK Limited	112	4,902	1,927
MBIA Insurance Corporation	—	137	565
Financial Guaranty Insurance Company and FGIC UK Limited	—	275	821
Ambac Assurance Corp. Segregated Account	—	567	51
Subtotal	4,759	6,555	4,530
Other (3)	52	111	410
Total	$4,811	$9,911	$7,670
____________________

(1)	Of the total ceded par to reinsurers rated BIG or not rated, $305 million is rated BIG.

(2)	The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG, and/or not rated, is $774 million.

(3)	The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of September 30, 2017 was approximately $123 million.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Intercompany sources (uses):
Distributions to AGL from:
AG Re	$45	$35	$125	$85
AGUS	70	120	390	223
Distributions to AGUS from:
AGC	15	15	66	38
AGMH	55	55	128	158
Distributions from AGUS to:
AGMH	—	—	(25)	—
Distributions to AGMH from:
AGM	63	65	142	192
External sources (uses):
Dividends paid to AGL shareholders	(17)	(17)	(53)	(52)
Repurchases of common shares(1)	(80)	(55)	(431)	(190)
Interest paid by AGMH and AGUS	(8)	(7)	(53)	(55)
Purchase of AGMH's debt by AGUS	(22)	—	(27)	—
____________________

(1)	Please refer to Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about share repurchases and authorizations.

Distributions From Subsidiaries

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

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2017 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $196 million. Of such $196 million, $54 million is available for distribution in the fourth quarter of 2017.

•
The maximum amount available during 2017 for AGC to distribute as ordinary dividends is approximately $107 million. Of such $107 million, approximately $41 million is available for distribution in the fourth quarter of 2017.

•
Through August 25, 2017, MAC paid $36 million in dividends based on dividend capacity at that point. After the $250 million share repurchase on September 25, 2017, MAC has no additional dividend capacity for the remainder of 2017.

•
Based on the applicable law and regulations, in 2017 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $314 million as of September 30, 2017. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2017, AG Re had unencumbered assets of approximately $572 million.

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
On August 17, 2017, the New York Superintendent approved MAC's request to repurchase 64,322 of its shares of common stock from its direct parent, MAC Holdings, for approximately $250 million. MAC implemented the stock redemption plan on September 25, 2017, transferring approximately $104 million in cash and $146 million in marketable securities to MAC Holdings, which then distributed such assets to its shareholders, AGM and AGC, in proportion to their respective 61% and 39% ownership interests, such that AGM received approximately $152 million ($6 million in cash and
$146 million in securities) and AGC received approximately $98 million (all in cash). Each share repurchased by MAC was retired and ceased to be an authorized share. Pursuant to MAC's Amended and Restated Charter, the par value of MAC's remaining shares of common stock issued and outstanding increased automatically in order to maintain MAC's total paid-in capital at $15 million.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2016, AGUS repaid $20 million in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of September 30, 2017, $70 million remained outstanding.

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

Cash and Investments

As of September 30, 2017, AGL had $47 million in cash and short-term investments. AGUS and AGMH had a total of $59 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $80 million in fixed-maturity securities (excluding AGUS' investment in AGMH's debt) with weighted average duration of 0.3 years.

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

Claims (Paid) Recovered

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Public finance	$(222)	$(196)	$(251)	$(213)
Structured finance:
U.S. RMBS	13	5	40	(100)
Other structured finance	0	(23)	(14)	(47)
Structured finance	13	(18)	26	(147)
Claims (paid) recovered, net of reinsurance(1)	$(209)	$(214)	$(225)	$(360)
____________________

(1)
Includes $3 million paid and $3 million paid for consolidated FG VIEs for Third Quarter 2017 and 2016, respectively, and $7 million paid and $9 million paid for consolidated FG VIEs for Nine Months 2017 and 2016, respectively.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.0 billion, all of which are BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

As of September 30, 2017, the Company had exposure of approximately $574 million to a long-term infrastructure project that was financed by bonds that mature prior to the expiration of the project concession. The Company expects the cash flows from the project to be sufficient to repay all of the debt over the life of the project concession, and also expects the debt to be refinanced in the market at or prior to its maturity. If the issuer is unable to refinance the debt due to market conditions, the Company may have to pay claims when the debt matures from 2018 to 2022, and then recover from cash flows produced by the project in the future. The Company generally projects that in most scenarios it will be fully reimbursed for such claim payments. However, the recovery of such amounts is uncertain and may take from 10 to 35 years, depending on the performance of the underlying collateral.

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

If the lease is terminated early, the tax-exempt entity must make an early termination payment to the lessor. A portion of this early termination payment is funded from amounts that were pre-funded and invested at the closing of the leveraged lease transaction (along with earnings on those invested funds). The tax-exempt entity is obligated to pay the remaining, unfunded portion of this early termination payment (known as the strip coverage) from its own sources. AGM issued financial guaranty insurance policies (known as strip policies) that guaranteed the payment of these unfunded strip coverage amounts to the lessor, in the event that a tax-exempt entity defaulted on its obligation to pay this portion of its early termination payment. Following such events, AGM can then seek reimbursement of its strip policy payments from the tax-exempt entity, and can also sell the transferred depreciable asset and reimburse itself from the sale proceeds.

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $865 million as of September 30, 2017. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At September 30, 2017, approximately $1.6 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have not resulted in any claims on AGM.

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

The transaction documentation for $502 million of the CDS insured by AGC requires AGC to post collateral, in some cases subject to a cap, to secure its obligation to make payments under such contracts. As of September 30, 2017, AGC was posting $18 million of collateral to satisfy these requirements.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$150	$(153)	$338	$(205)
Effect of FG VIE consolidation	6	11	16	16
Net cash flows provided by (used in) operating activities - reported	156	(142)	354	(189)
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	(161)	(320)	124	382
Effect of FG VIE consolidation	32	25	108	551
Net cash flows provided by (used in) investing activities - reported	(129)	(295)	232	933
Net cash flows provided by (used in) financing activities before effects of FG VIE consolidation	(119)	(68)	(521)	(240)
Effect of FG VIE consolidation	(38)	(36)	(124)	(567)
Net cash flows provided by (used in) financing activities - reported (1)	(157)	(104)	(645)	(807)
Effect of exchange rate changes	1	(1)	4	(4)
Cash and restricted cash at beginning of period	201	641	127	166
Total cash and restricted cash at the end of the period	$72	$99	$72	$99
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from consolidated FG VIEs, cash inflows from operating activities increased in Nine Months 2017 compared with Nine Months 2016 due primarily to lower net claim payments, commutation premiums received and higher premium collections on new business in 2017.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities. Investing cash flows in Nine Months 2017 and Nine Months 2016 include inflows of $117 million and $590 million from paydowns on FG VIE assets, respectively. The decrease in inflows from FG VIEs was due to the proceeds from a paydown of a large transaction in Nine Months 2016. In Nine Months 2017, cash acquired in the MBIA UK Acquisition was $95 million. Consideration paid for MBIA UK was in the form of Zohar II Notes. In Third Quarter 2016 the Company paid $435 million, net of cash acquired, to acquire CIFGH.

Financing activities consisted primarily of paydowns of FG VIE liabilities and share repurchases. Financing cash flows in Nine Months 2017 and Nine Months 2016 include outflows of $124 million and $567 million for FG VIEs, respectively. The decrease in outflows from FG VIEs was due to the paydown of a large transaction in Nine Months 2016. The remaining cash flows from financing activities relate mainly to share repurchases, which were $431 million and $190 million in Nine Months 2017 and Nine Months 2016, respectively.

From October 1, 2017 through November 2, 2017, the Company repurchased an additional $20 million of common shares. The Board of Directors authorized, on November 1, 2017, an additional $300 million of share repurchases As of November 2, 2017, the Company had remaining authorization to purchase common shares of $398 million. For more information about the Company's share repurchases and authorizations, please refer to Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2016.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of September 30,	As of December 31,	Third Quarter		Nine Months
	2017	2016	2017	2016	2017	2016
	(in millions)
AGUS	$850	$850	$1	$—	$23	$25
AGMH	730	730	7	7	30	30
AGM	8	9	0	0	0	0
Purchased debt (1)	(28)	—	0	—	0	—
Total	$1,560	$1,589	$8	$7	$53	$55
 ____________________
(1)    In 2017, AGUS purchased $28 million principal amount of Junior Subordinated Debentures issued by AGMH.

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

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 5.4 years as of September 30, 2017 and 5.3 years as of December 31, 2016. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments please refer to Part I, Item 1, Financial Statements, Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of September 30, 2017		As of December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,445	$5,705	$5,269	$5,432
U.S. government and agencies	256	270	424	440
Corporate securities	1,932	1,976	1,612	1,613
Mortgage-backed securities(1):
RMBS	866	881	998	987
Commercial mortgage-backed securities (CMBS)	551	562	575	583
Asset-backed securities	682	852	835	945
Foreign government securities	313	300	261	233
Total fixed-maturity securities	10,045	10,546	9,974	10,233
Short-term investments	948	949	590	590
Total fixed-maturity and short-term investments	$10,993	$11,495	$10,564	$10,823
 ____________________

(1)	Government-agency obligations were approximately 39% of mortgage backed securities as of September 30, 2017 and 42% as of December 31, 2016, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of September 30, 2017 and December 31, 2016, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$445	$(10)	$253	$(7)	$698	$(17)
U.S. government and agencies	114	0	4	0	118	0
Corporate securities	136	(1)	252	(17)	388	(18)
Mortgage-backed securities:
RMBS	107	(1)	170	(11)	277	(12)
CMBS	50	0	76	(4)	126	(4)
Asset-backed securities	66	0	3	0	69	0
Foreign government securities	35	(1)	147	(18)	182	(19)
Total	$953	$(13)	$905	$(57)	$1,858	$(70)
Number of securities (1)		292		230		513
Number of securities with other-than-temporary impairment		9		14		23

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	0
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities(1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2017, 28 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2017 was $26 million. As of December 31, 2016, of the securities in an unrealized loss position for 12 months or more, 41 securities had unrealized losses greater than 10% of book value with an unrealized loss of $59 million. The Company has determined that the unrealized losses recorded as of September 30, 2017 and December 31, 2016 were yield related and not the result of other-than-temporary-impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2017

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$249	$250
Due after one year through five years	1,518	1,552
Due after five years through 10 years	2,280	2,365
Due after 10 years	4,581	4,936
Mortgage-backed securities:
RMBS	866	881
CMBS	551	562
Total	$10,045	$10,546

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2017 and December 31, 2016. Ratings reflect the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of September 30, 2017	As of December 31, 2016
AAA	14.4%	11.6%
AA	52.0	54.8
A	19.6	17.9
BBB	3.0	1.9
BIG(1)	10.5	13.5
Not rated	0.5	0.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. Please refer to Part I, Item I, Financial Statements, Note 10, Investments and Cash, for additional information.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted total $286 million and $285 million, as of September 30, 2017 and December 31, 2016, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,676 million and $1,420 million, based on fair value, as of September 30, 2017 and December 31, 2016, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $18 million and $116 million as of September 30, 2017 and December 31, 2016, respectively. In February 2017, the Company terminated all of its remaining CDS contracts with one of its counterparties as to which it had collateral posting obligations and all of the collateral that the Company had been posting to that counterparty was returned to the Company. Please refer to Part I, Item I, Financial Statements, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

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

As of September 30, 2017, approximately 32.5% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S. Although AGMH no longer holds any ownership interest in FSAM or the GIC issuers, AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated.

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

As of September 30, 2017, the aggregate accreted GIC balance was approximately $1.4 billion, compared with approximately $10.2 billion as of December 31, 2009. As of September 30, 2017, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.7 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of September 30, 2017 the commitment totaled $1.5 billion, of which approximately $0.8 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. As of September 30, 2017, FSA Global Funding Limited had approximately $294.9 million of medium term notes outstanding.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on their evaluation as of September 30, 2017 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2017, and June 30, 2017, and in Part I, Item 1, Financial Statements, Note 14, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. There were no material developments to such proceedings during the three months ended September 30, 2017.

ITEM 1A.	RISK FACTORS

Please refer to the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the nine months ended September 30, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31	688,432	$43.78	685,243	$167,872,823
August 1 - August 31	679,770	$44.17	679,165	$137,872,863
September 1 - September 30	483,493	$41.37	483,493	$117,872,889
Total	1,851,695	$43.29	1,847,901
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through November 2, 2017, the Company has repurchased a total of 79.9 million common shares for approximately $2,166 million, excluding commissions, at an average price of $27.11 per share. The Board of Directors authorized, on November 1, 2017, an additional $300 million of share repurchases. As of November 2, 2017, $398 million of total capacity remained from the existing Board of Directors share repurchase authorizations, on a settlement basis.

(2)	Excludes commissions.

ITEM 5.	OTHER INFORMATION

On November 1, 2017, Assured Guaranty Ltd. (the “Company”) mutually agreed with James M. Michener, the Company’s General Counsel and Secretary, that Mr. Michener would resign as General Counsel and Secretary and as an executive officer of the Company, effective December 31, 2017, in accordance with the terms of a separation agreement (the “Separation Agreement”) which he and the Company entered into on such date. Pursuant to the Separation Agreement, Mr. Michener will remain employed by the Company in a non-executive officer position, serving as Senior Advisor to the Chief Executive Officer, for a transition period (the “Transition Period”) beginning on January 1, 2018 and ending upon his retirement on December 31, 2018 (the “Retirement Date”). Ling Chow, the Company’s U.S. General Counsel, will succeed Mr. Michener as the Company’s new General Counsel, beginning on January 1, 2018. The Company entered into the Separation Agreement in recognition of Mr. Michener’s successful years of service with the Company and to encourage him to work through the Retirement Date in order to facilitate the transition of his duties to his successor, to advise the Company regarding ongoing litigation, and so he would remain available to consult on matters related to his experience with the Company.

The Separation Agreement provides that if Mr. Michener remains employed though the Retirement Date, his base salary and cash and equity incentive opportunities during the Transition Period will be equal to his current base salary and cash and equity incentive opportunities. The Compensation Committee will determine the exact amount of Mr. Michener’s incentive awards for the 2017 fiscal year after the 2017 financial results are available. If the Compensation Committee awards Mr. Michener equity awards for the 2017 fiscal year, such awards will be granted as restricted stock units pursuant to a grant agreement substantially in the form attached as an exhibit to the Separation Agreement with 50% of such units settling on the one-year anniversary of the date of grant and 50% settling on the two-year anniversary of the date of grant. In addition, the Compensation Committee will determine the exact amount of Mr. Michener’s incentive awards for the 2018 fiscal year after the 2018 financial results are available. Mr. Michener’s 2018 incentive award amounts, if any, will be paid in cash rather than any equity grant because he will no longer be eligible for a grant pursuant to the Company’s 2004 Long-Term Incentive Plan once he is no longer employed by the Company. The portion of the 2018 incentive award amount, if any, attributable to an equity grant will be paid 50% in December 2019 and the remaining 50% in December 2020. The Separation Agreement specifies that during the Transition Period, Mr. Michener will be required to own AGL shares having a value equal to two times his base salary, which is the level applicable to managing directors, group heads and equivalent positions under the under the Company’s stock ownership guidelines.

Pursuant to the Separation Agreement, if Mr. Michener remains employed though the Retirement Date, any unvested equity awards that he holds on the Retirement Date will vest in accordance with the terms that the applicable award agreement provides upon retirement. However, any previously granted cash and equity awards, including the performance share units granted to Mr. Michener in 2017, that include Company or individual performance-based vesting conditions (e.g., the achievement of certain pre-established share price targets) remain subject to satisfaction of such applicable performance conditions following the Retirement Date. The Separation Agreement addresses the timing of payments and distributions to Mr. Michener so that they remain exempt from or comply with the provisions of Sections 409A and 457A of the Internal Revenue Code.

In the event that Mr. Michener’s employment is terminated before the Retirement Date as a result of death or permanent disability, upon the Compensation Committee’s evaluation of his performance for the relevant year, the Compensation Committee would have the discretion to award him a cash payment in lieu of an equity incentive and/or a cash incentive for the year during which such termination occurs. In the event of a termination prior to the Retirement Date for any other reason, any unvested equity awards that he holds on the date of such termination will vest in accordance with the terms that the applicable award agreement provides as a result of such other termination, as applicable.

Mr. Michener will remain eligible for the Company’s severance policy, which is described in its 2017 proxy statement, for any termination prior to the Retirement Date subject to the terms of such plan. Mr. Michener’s Bermuda housing subsidy will continue through December 31, 2017 and he will reimbursed for moving expenses from Bermuda to the United States. He will also be reimbursed for tax preparation and financial planning through calendar year 2018.

The Separation Agreement contains covenants by Mr. Michener relating to protection of the Company's confidential information, cooperation, non-competition, non-solicitation and non-disparagement and other standard provisions. Payments pursuant to the Separation Agreement are subject to forfeiture and/or clawback in the event of violation of such covenants. Mr. Michener executed a release of claims as part of the Separation Agreement. The Separation Agreement provides that Mr. Michener will execute another release of claims within 45 days after his retirement.

ITEM 6.	EXHIBITS.

See Exhibit Index for a list of exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 3, 2017	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2017 and 2016 (iv) Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2017 (v) Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.