Form 10-K
period 2017-12-31
ASSURED GUARANTY LTD
filed 2018-02-23
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-32141
ASSURED GUARANTY LTD.
(Exact name of Registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0429991 (I.R.S. Employer Identification No.)
30 Woodbourne Avenue, Hamilton HM 08 Bermuda
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2017 was $4,900,141,702 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $41.74). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.
As of February 20, 2018, 115,328,631 Common Shares, par value $0.01 per share, were outstanding (including 50,225 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement relating to its 2017 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

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

•	developments in the world’s financial and capital markets that adversely affect obligors’ payment rates or Assured Guaranty’s loss experience;

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

In addition, unless otherwise noted, the Company excludes amounts from its outstanding par and debt service relating to securities or assets owned by the Company as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio. The Company manages the loss mitigation securities as investments and not insurance exposure.

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

The Company conducts its financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. (AGM), Municipal Assurance Corp. (MAC), Assured Guaranty Corp. (AGC), and Assured Guaranty (Europe) plc (AGE). It also conducts business through Bermuda-based reinsurers Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. (AGRO). The following is a description of AGL's principal operating subsidiaries:

•
Assured Guaranty Municipal Corp. AGM is located and domiciled in New York, was organized in 1984 and commenced operations in 1985. Since mid-2008, AGM has provided financial guaranty insurance and reinsurance only on debt obligations issued in the U.S. public finance and global infrastructure markets, including bonds issued by U.S. state or governmental authorities or notes issued to finance infrastructure projects. Previously, AGM also offered insurance and reinsurance in the global structured finance market, including asset-backed securities issued by special purpose entities. AGM's subsidiary AGE offers insurance and reinsurance in the global structured finance market. AGM formerly was named Financial Security Assurance Inc. Assured Guaranty acquired AGM, together with its holding company Financial Security Assurance Holdings Ltd. (renamed Assured Guaranty Municipal Holdings Inc., AGMH) and the subsidiaries owned by that holding company, on July 1, 2009.

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

On January 10, 2017, AGC acquired MBIA UK Insurance Limited (MBIA UK) (MBIA UK Acquisition), the European operating subsidiary of MBIA Insurance Corporation (MBIA). As of December 31, 2016, MBIA UK had an insured portfolio of approximately $12 billion of net par. MBIA UK immediately changed its name and subsequently converted to a public limited company, and is now Assured Guaranty (London) plc (AGLN). Assured Guaranty currently maintains AGLN as a stand-alone entity. Assured Guaranty is actively working to combine AGLN with its other affiliated European insurance companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis and Presentation, for additional information on the proposed combination.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG) (the CIFG Acquisition). AGC merged CIFG Assurance North America, Inc. (CIFGNA), a financial guaranty insurer subsidiary of CIFGH, with and into AGC, with AGC as the surviving company of the merger, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016.

On April 1, 2015 (Radian Acquisition Date), AGC acquired all of the issued and outstanding capital stock of financial guaranty insurer Radian Asset Assurance Inc. (Radian Asset) (Radian Asset Acquisition). Radian Asset was merged with and into AGC, with AGC as the surviving company of the merger. The Radian Asset Acquisition added $13.6 billion to the Company's net par outstanding on April 1, 2015.

•
Assured Guaranty (Europe) plc AGE is a U.K. incorporated company licensed as a U.K. insurance company and authorized to operate in various countries throughout the European Economic Area (EEA). It was organized in 1990 and issued its first financial guarantee in 1994. AGE offers financial guarantees in both the international public finance and structured finance markets and is the primary entity from which the Company writes business in the EEA. As discussed further under "Business" below, AGE has agreed with its regulator that any new business it writes would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC.

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

Assured Guaranty is the market leader in the financial guaranty industry. The Company's position in the market has benefited from its acquisition of AGMH in 2009 as well as subsequent acquisitions of financial guarantors, its ability to maintain strong financial strength ratings, its strong claims-paying resources, its proven willingness and ability to make claim payments to policyholders after obligors have defaulted, and its ability to achieve recoveries in respect of the claims that it has paid on insured residential mortgage-backed and other securities and to resolve its troubled municipal exposures.

The Company faces competition in the U.S. public finance financial guaranty market. The Company estimates, based on third party industry compilations, that of the insured U.S. public finance bonds issued in the primary market in 2017, the Company insured approximately 58% of the par, while Build America Mutual Assurance Company (BAM), insured 39% of the par. National Public Finance Guarantee Corporation (National), an affiliate of MBIA, insured the remaining 3% of the balance. The continued presence in the market of BAM affects the Company's insured volume as well as the amount of premium the Company is able to charge.

The sustained low interest rate environment in the U.S. has also presented the Company with challenges. Over the last several years, interest rates generally have been lower than historical norms. While higher than in 2016, when the benchmark AAA 30-year Municipal Market Data index published by Thomson Reuters (MMD Index) was at times below 2%, the average for that rate was 2.85% in 2017, still low by historical standards. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium, and Assured Guaranty has seen a lower demand for its financial guaranty insurance from issuers over the past several years than it saw historically.

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

During 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities, including, among others, both controlling and non-controlling investments in investment managers. In February 2017, the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. Separately, in September 2017, the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs).

The Company also considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, or by commuting business that it had previously ceded. In the last several years, the Company has reassumed a number of previously ceded portfolios and has completed the Radian Asset Acquisition, the CIFG Acquisition and the MBIA UK Acquisition. In February 2018, the Company announced an agreement with Syncora Guarantee Inc. (SGI) to reinsure, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The Company continues to investigate additional opportunities.

Insurance Portfolio - Financial Guaranty

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor's default on scheduled debt service payments due on the debt obligation, whether due to its insolvency or otherwise, the Company is generally required under the financial guaranty contract to pay the investor the principal or interest shortfall then due.

Financial guaranty insurance may be issued to all of the investors of the guaranteed series or tranche of a municipal bond or structured finance security at the time of issuance of those obligations or it may be issued in the secondary market to only specific individual holders of such obligations who purchase the Company's credit protection.

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer's interest cost over the life of the debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty provides certainty that scheduled payments will be received when due. The guaranty may also improve the marketability of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. This benefit to market liquidity (liquidity benefit) results from the increase in secondary market trading values for Assured Guaranty-insured obligations as compared with uninsured obligations by the same issuer. In general, the liquidity benefit of financial guaranties is that investors are able to sell insured bonds more quickly and, depending on the financial strength rating of the insurer, at a higher secondary market price than for uninsured debt obligations.

As an alternative to traditional financial guaranty insurance, in the past the Company also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap (CDS). Under the terms of a CDS, the seller of credit protection agreed to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the credit events specified in the Company's CDS are for interest and principal defaults on the reference obligation. One difference between CDS and traditional primary financial guaranty insurance is that credit default protection was typically provided to a particular buyer of credit protection, who is not always required to own the reference obligation, rather than to all investors in the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives were preferred by some investors, however, because they generally offered the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. Due to changes in the regulatory environment, the Company has not provided credit protection in the U.S. through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business. See the Risk Factor captioned "Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business" under Risks Related to accounting principles generally accepted in the United States of America (GAAP) and Applicable Law in "Item 1A. Risk Factors" for additional detail about the regulatory environment.

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

The Company's financial guaranty direct and assumed businesses provide credit protection on public finance, infrastructure and structured finance obligations. When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For information on the geographic breakdown of the Company's financial guaranty portfolio and on its income and revenue by jurisdiction, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, Geographic Distribution of Net Par Outstanding.

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

Regulated Utility Obligations are issued by government-regulated providers of essential services and commodities, including electric, water and gas utilities. The majority of the Company's international regulated utility business is conducted in the U.K.

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

Residential Mortgage-Backed Securities (RMBS) are obligations backed by closed-end and open-end first and second lien mortgage loans on one-to-four family residential properties, including condominiums and cooperative apartments. First lien mortgage loan products in these transactions include fixed rate, adjustable rate and option adjustable-rate mortgages (Option ARMs). The credit quality of borrowers covers a broad range, including "prime", "subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income. The Company has not insured a RMBS transaction since January 2008.

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

Financial Products Business is the guaranteed investment contracts (GICs) portion of a line of business previously conducted by AGMH that the Company did not acquire when it purchased AGMH in 2009 from Dexia SA and that is being run off. That line of business was comprised of AGMH's guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business. Assured Guaranty is indemnified by Dexia SA and certain of its affiliates (Dexia) against loss from the former Financial Products Business.

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

Insurance Portfolio - Non-Financial Guaranty Reinsurance

The Company also provides non-financial guaranty reinsurance in transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. The Company provides such non-financial guaranty reinsurance, for example, for capital relief triple-X excess of loss life transactions and aircraft residual value insurance (RVI) transactions.

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

In the public finance portion of the Company's financial guaranty direct business, underwriters generally analyze the issuer's historical financial statements and, where warranted, develop stress case projections to test the issuers' ability to make timely debt service payments under stressful economic conditions. In the structured and infrastructure finance portions of the Company's financial guaranty direct business, underwriters generally use financial models in order to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company's underwriters reflect both empirical research and information gathered from third parties, such as rating agencies or investment banks. The Company may also engage advisors such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks. The Company may also conduct a due diligence review that includes, among other things, a site visit to the project or facility, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems.

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

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, financial, legal and operational risks (including cybersecurity risks), and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board is responsible for, among other matters, reviewing policies and processes related to the evaluation of risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements (including cybersecurity requirements). The Compensation Committee of the Board reviews compensation-related risks to the Company. The Finance Committee of the Board oversees the investment of the Company's investment portfolio and the Company's capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company's financial plan. The Nominating and Governance Committee of the Board oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members.

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

•
Risk Management Committees—The U.S., U.K., AG Re and AGRO risk management committees conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They assign internal ratings of the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

•
Workout Committee—This committee receives reports from surveillance and workout personnel on transactions that might benefit from active loss mitigation or risk reduction, and approves loss mitigation or risk reduction strategies for such transactions.

•
Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, the U.K. Reserve Committee, the AG Re Reserve Committee and the AGRO Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant BIG transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for the relevant subsidiaries, taking into consideration supporting information provided by surveillance personnel.

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

Assumed Business

For transactions that the Company has assumed, the ceding insurers are responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company. The Company's surveillance personnel monitor the ceding insurer's surveillance activities on exposures ceded to the Company through a variety of means, including reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. The Company's surveillance personnel also monitor general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or exposures of particular concern. For certain exposures, the Company also will undertake an independent analysis and remodeling of the exposure. The Company's surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement.

Ceded Business

As part of its risk management strategy prior to the financial crisis, the Company obtained third party reinsurance or retrocessions to reduce its exposure to risk concentrations, such as for single risk limits, portfolio credit rating or exposure limits, geographic limits or other factors, to increase its underwriting capacity, both on an aggregate-risk and a single-risk basis, to meet internal, rating agency and regulatory risk limits, diversify risks, reduce the need for additional capital, and strengthen financial ratios. The Company receives capital credit for ceded reinsurance in the capital models used by the rating agencies to evaluate the Company's capital position for its financial strength ratings and in its own internal capital models. The amount of the credit depends on the reinsurer's rating and any collateral it may post. Over the past several years the Company has entered into commutation agreements reassuming portions of the previously ceded business from certain reinsurers; as of December 31, 2017, approximately 2%, or $4.4 billion, of its principal amount outstanding was still ceded to third party reinsurers, down from 12%, or $86.5 billion, as of December 31, 2009.

The Company has obtained excess-of-loss reinsurance in part to augment its capital in the capital models used by several rating agencies to evaluate the Company's financial strength ratings. Specifically, effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer. At its inception, the facility covered losses occurring from January 1, 2018 through December 31, 2024, or from January 1, 2019 through December 31, 2025, at the option of AGC, AGM and MAC. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance and Other Monoline Exposures, for more information.

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

Following the financial crisis, the rating process has been challenging for the Company due to a number of factors, including:

•
Instability of Rating Criteria and Methodologies. Rating agencies purport to issue ratings pursuant to published rating criteria and methodologies. Beginning during the financial crisis, the rating agencies made material changes to their rating criteria and methodologies applicable to financial guaranty insurers, sometimes through formal changes and other times through ad hoc adjustments to the conclusions reached by existing criteria. Furthermore, these criteria and methodology changes were typically implemented without any transition period, making it difficult for an insurer to comply quickly with new standards.

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

•
More Reliance on Qualitative Rating Criteria. In prior years, the financial strength ratings of the Company’s insurance company subsidiaries were largely consistent with the rating agency’s assessment of the insurers’ capital adequacy, such that a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model. In recent years, however, both S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) and Moody’s Investors Service, Inc. (Moody’s) have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance company subsidiaries significantly below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that Assured Guaranty has “AAA” capital adequacy under the S&P model (but subject to a downward adjustment due to a “largest obligor test”) and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (offset by other factors including the rating agency’s assessment of competitive profile, future profitability and market share).

Despite the difficult rating agency process following the financial crisis, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company's insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of AGM, AGC and/or MAC were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, Kroll Bond Rating Agency (KBRA) ratings were first assigned to MAC in 2013, to AGM in 2014 and to AGC in 2016 and A.M. Best Company, Inc. (Best) rating was first assigned to AGRO in 2015, while a Moody's rating was never requested for MAC, was dropped from AG Re and AGRO in 2015, and, was the subject of a rating withdrawal request in the case of AGC (which request was declined).

The Company believes that so long as AGM, AGC and/or MAC continue to have financial strength ratings in the double-A category from at least one of the legacy rating agencies (S&P or Moody’s), they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if neither legacy rating agency maintained financial strength ratings of AGM, AGC and/or MAC in the double-A category, or if either legacy rating agency were to downgrade AGM, AGC and/or MAC below the single-A level, it could be difficult for the Company to originate the current volume of new financial guaranty business with comparable credit characteristics.

See "Item 1A. Risk Factors", Risk Factor captioned "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" and Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Ratings, for more information about the Company's ratings.

Investments

Investment income from the Company's investment portfolio is one of the primary sources of cash flow supporting its operations and claim payments. The Company's total investment portfolio was $11.4 billion and $11.0 billion as of December 31, 2017 and 2016, respectively, and generated net investment income of $418 million, $408 million and $423 million in 2017, 2016 and 2015, respectively.

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

Approximately 87% of the Company's investment portfolio is externally managed by six investment managers: BlackRock Financial Management, Inc., Goldman Sachs Asset Management, L.P., General Re-New England Asset Management, Inc., Wellington Management Company, LLP, Cutwater Investment Services Corp. and Wasmer, Schroeder & Company, LLC. In January 2018 MacKay Shields LLC began managing a portion of the Company's investment portfolio. The performance of the Company's invested assets is subject to the ability of the investment managers to select and manage appropriate investments. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board. Each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. BlackRock Financial Management, Inc. and Wellington Management Company LLP both own more than 5% of the Company's common shares, and the Company has a minority interest in Wasmer, Schroeder & Company, LLC. During the years ended December 31, 2017, 2016 and 2015, the Company recorded investment management fee and related expenses of $9 million, $9 million, and $10 million, respectively.

As of December 31, 2017, the Company internally managed 13% of the investment portfolio, either in connection with its loss mitigation or risk management strategy, or because the Company believes a particular security or asset presents an attractive investment opportunity.

The largest component of the Company’s internally managed portfolio consists of obligations that the Company purchases in connection with its loss mitigation or risk management strategy for its insured exposure. Purchasing such obligations enables the Company to exercise rights available to holders of the obligations. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of its financial guaranties. The Company held approximately $1,251 million and $1,600 million of securities based on their fair value, after elimination of the benefit of any insurance provided by the Company, that were obtained for loss mitigation or risk management purposes in its internally managed investment accounts as of December 31, 2017 and December 31, 2016, respectively.

Another component of the Company's internally managed portfolio consists of alternative investments. Such investments include various funds investing in both equity and debt securities and catastrophe bonds as well as investments in investment managers. During 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities including both controlling and non-controlling investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. Separately, in September 2017 the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs).

Competition

Assured Guaranty is the market leader in the financial guaranty industry. Assured Guaranty believes its financial strength, protection against defaults, credit selection policies, underwriting standards, history of making claim payments and surveillance procedures make it an attractive provider of financial guaranties.

Assured Guaranty's principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. Over the last several years, interest rates generally have been lower than historical norms. Average municipal interest rates in 2017, while above the historic lows experienced in 2016, remained low when compared to historical norms. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium. In the U.S. public finance market in 2017, market penetration of municipal bond insurance decreased to approximately 5.6% of the par amount of new issues sold, compared with approximately 6.0% in 2016. The Company believes this decrease was due in large part to the extremely low interest rates prevailing during most of 2017.

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

Assured Guaranty is the only financial guaranty company active before the global financial crisis of 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. As a result of rating agency downgrades of the financial strength ratings of financial guaranty competitors active before the crisis, Assured Guaranty has only one direct competitor for financial guaranty, BAM, a mutual insurance company that commenced business in 2012.

Based on industry statistics, the Company estimates that, of the new U.S. public finance bonds sold with insurance in 2017, the Company insured approximately 58% of the par, while BAM insured approximately 39%. A third insurer that ceased writing new business in 2017 insured the remainder. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors. BAM sometimes prices its guarantees for such transactions at levels the Company does not believe produces an adequate rate of return and so does not match, but BAM's pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM's and MAC's larger capital base; AGM's ability to insure larger transactions and issuances in more diverse U.S. bond sectors; BAM's inability to date to generate profits and to increase its statutory capital meaningfully, its higher leverage ratios than those of AGM and MAC, and its increasing unpaid debt obligations; and AGM's and MAC's strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from KBRA, AA from S&P and A2 from Moody's, and in the case of MAC, AA+ from KBRA and AA from S&P, compared with BAM's AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

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

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. The Company is subject to regulation under applicable statutes in the U.S., the U.K. and Bermuda, as well as France.

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

The NYDFS and MIA commenced an examination, respectively, of AGM and MAC, and AGC, in 2017 for the period covering the end of the last applicable examination period for each company through December 31, 2016.

State Dividend Limitations

New York.    One of the primary sources of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM and MAC may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM and MAC may each pay dividends without the prior approval of the New York Superintendent of Financial Services (New York Superintendent) that, together with all dividends declared or distributed by it during the preceding 12 months, do not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. See Part II, Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Maryland.    Another primary source of cash for the repurchases of shares and payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland's insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. A dividend or distribution to a stockholder in excess of this limitation would constitute an "extraordinary dividend," which must be paid out of "earned surplus" and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the MIA of the proposed payment within five business days following declaration and at least ten days before payment. The MIA may declare that such dividend not be paid if it finds that AGC's policyholders' surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. See Part II, Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

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

From time to time, AGM and AGC have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements, for information on the regulators' approval of contingency reserves releases in 2017 and 2016.

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

The New York Insurance Law and the Code of Maryland Regulations also establish aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2017, the aggregate net liability of each of AGM, MAC and AGC utilized approximately 24.4%, 29.9% and 7.6% of their respective policyholders' surplus and contingency reserves.

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

Investments

The Assured Guaranty U.S. Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Subsidiaries complied with such regulations as of December 31, 2017. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

Operations of the Company's Non-U.S. Insurance Subsidiaries

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, the business operations of the Company's reinsurance subsidiaries are affected by regulatory requirements in various states of the United States governing "credit for reinsurance", which are imposed on the ceding companies of the reinsurers. The Nonadmitted and Reinsurance Reform Act (NRRA) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) streamlined the regulation of reinsurance by applying single state regulation for credit for reinsurance. Under the NRRA, credit for reinsurance determinations are controlled by the ceding company’s state of domicile and non-domiciliary states are prohibited from applying their reinsurance laws extraterritorially. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company's state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), loss and loss expense reserves ceded to the reinsurer. The great majority of states, however, also permit a credit on the statutory financial statements of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing collateral in the form of a letter of credit, trust fund or other acceptable security arrangement. Certain of those state permit such non-licensed/non-accredited reinsurers that meet certain specified requirements to apply for certified reinsurer status. If granted, such status allows the certified reinsurer to post less than 100% collateral (the exact percentage depends on the certifying state's view of the reinsurer's financial strength) and the applicable ceding company will still qualify, on the basis of such reduced collateral, for full credit for reinsurance on its statutory financial statements with respect to reinsurance contracts renewed or entered into with the certified reinsurer on or after the date the reinsurer becomes certified. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The Company's reinsurance subsidiaries AG Re and AGRO are not licensed, accredited or approved in any state and have established trusts to secure their reinsurance obligations. In 2017, AGRO obtained certified reinsurer status in Missouri, which status will allow AGRO to post 10% collateral in respect of any reinsurance assumed from Missouri-domiciled ceding companies on or after the date of AGRO’s certification.

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

Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the loss reserve specialist, who is approved by the Authority, and in respect of AGRO, the required actuary's certificate with respect to the long-term business. When each of AG Re and AGRO files its statutory financial statements, it is also required to deliver to the Authority a declaration of compliance, declaring whether or not the insurer has, with respect to the preceding financial year complied with all requirements of the minimum criteria applicable to it; complied with the minimum margin of solvency as at its financial year end; complied with the applicable enhanced capital requirements as at its financial year end; complied with the minimum liquidity ratio for general business as at its financial year end; and complied with applicable conditions, directions and restrictions imposed on, or approvals granted to the insurer. AG Re and AGRO are also required to file annual financial statements prepared in conformity with GAAP, which must be available to the public.

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

Finally, in lieu of the standard legal and regulatory requirements, AG Re is required to make a modified filing with the Authority, consisting of its board of directors quarterly meeting package (which includes AG Re’s unaudited quarterly financial statements), no later than 30 days after the date of its quarterly board meetings.

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

Notification of Material Changes

All registered insurers are required to give notice to the Authority of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling within, or any transaction relating to a scheme of arrangement under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the Companies Act), (ii) the amalgamation or merger with or acquisition of another firm, (iii)  engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services or products to non-affiliated persons, (v) outsourcing all or substantially all of the functions of actuarial, risk management, compliance and internal audit functions, (vi) outsourcing all or a material part of an insurer's underwriting activity, (vii) transferring other than by way of reinsurance all or substantially all of a line of business, (viii) expanding into a material new line of business, (ix) the sale of an insurer, and (x) outsourcing an officer role (in this context meaning a chief executive or senior executive performing the roles of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters).

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

In addition, as a Class C long-term insurer, AGRO is required, with respect to its long-term business, to maintain a minimum solvency margin equal to the greater of (i) $500,000, (ii) 1.5% of its assets or (iii) 25% its enhanced capital requirement reported at the end of the relevant year. For the purpose of this calculation, assets are defined as the total assets pertaining to its long-term business reported on the balance sheet in the relevant year less the amounts held in a segregated account. AGRO is also required to keep its accounts in respect of its long-term business separate from any accounts kept in respect of any other business and all receipts of its long-term business form part of its long-term business fund.

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
as a Class C long-term insurer, AGRO may not use the funds allocated to its long-term business fund, directly or indirectly, for any purpose other than a purpose of its long-term business except in so far as such payment can be made out of any surplus certified by AGRO's approved actuary to be available for distribution otherwise than to policyholders.

•	With respect to the declaration and payment of dividends:

(a)
each of AG Re and AGRO is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year). Dividends are paid out of each insurer's statutory surplus and, therefore, dividends cannot exceed such surplus. See "—Minimum Solvency Margin and Enhanced Capital Requirements" above and "—Minimum Liquidity Ratio" below;

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

The Companies Act also limits the declaration and payment of dividends and other distributions by Bermuda companies such as AGL and its Bermuda Subsidiaries. Such companies may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than its liabilities. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares. See Part II, Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

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

United Kingdom

This section concerns AGE and its affiliates Assured Guaranty (UK) plc (AGUK), AGLN and Assured Guaranty Finance Overseas Ltd (AGFOL), each of which is regulated in the U.K., as well as Assured Guaranty Credit Protection Ltd. (AGCPL), which is an authorized representative of AGE. AGE, AGUK and AGLN are regulated by the PRA as insurers. AGUK has been placed into runoff. AGLN (formerly MBIA UK Insurance Limited and renamed on January 13, 2017) was acquired as an authorized insurer in run-off by AGC on January 10, 2017. The Company is actively working to combine AGE, AGUK, AGLN and its affiliate CIFG Europe S.A. (CIFGE). Any such combination is subject to regulatory and court approvals. As a result, the Company cannot predict when, or if, such combination will be completed, and, if so, what conditions may be attached. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis and Presentation, for additional information on the proposed combination.

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
Insurance companies in the U.K. are authorized and regulated by the PRA and the Financial Conduct Authority (FCA). The PRA and the FCA were established on April 1, 2013 and are the main regulatory authorities responsible for financial regulation in the U.K. These two regulatory bodies cover the following areas:

•	the PRA, a part of the Bank of England, is responsible for prudential regulation of certain classes of financial services firms (which includes insurance companies, among others), and

•	the FCA is responsible for the conduct of business regulation of all firms and the regulation of market conduct and the prudential regulation of all non-PRA firms.
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
The key EU legislation that is relevant to AGFOL is the Markets in Financial Instruments Directive (MiFID), which harmonizes the regulatory regime for investment services and activities across the EEA and the Insurance Mediation Directive (which is due to be replaced during 2018 by the Insurance Distribution Directive). AGFOL’s MiFID activities are limited to receiving and transmitting orders and giving investment advice and it cannot hold client money. Accordingly, although it is subject to MiFID, AGFOL is exempt from the Capital Requirements Directive (CRD) and Capital Requirements Regulations, which are the EU regulations on capital for certain MiFID firms. AGFOL has therefore calculated its minimum required capital according to the FCA’s rules for non-CRD firms, and is in compliance.
Currently, the regulatory regime in the U.K. must be consistent with relevant EU legislation, which is either directly applicable in, or must be implemented into national law by, all EU member states. The key EU legislation that is relevant to AGE, AGUK and AGLN is Solvency II, which provides the framework for the solvency and supervisory regime for insurers in the EEA. The key EU legislation that is relevant to AGFOL is MiFID.
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
AGCPL is subject to the requirements of Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on OTC derivatives, central counterparties and trade repositories (EMIR) which, as a European regulation, is directly applicable in all the member states of the EU. AGCPL is the only European entity within the AGL group which has entered into derivative contracts and as such it is the only entity in the group which is directly subject to EMIR. AGCPL has notified the European Securities and Markets Authority (ESMA) and the FCA of its status under EMIR as a non-financial counterparty which has exceeded the clearing threshold (an NFC+) as described in Article 10 of EMIR. AGCPL is subject to certain requirements under EMIR with respect to its portfolio of derivative contracts including: (i) the requirement to centrally clear standardized OTC derivatives (although AGCPL does not currently enter into such derivatives, and so this requirement is not currently relevant); (ii) an obligation to employ certain risk mitigation techniques relating to derivatives that cannot be centrally cleared; and (iii) a requirement to report derivative transactions to a trade depository.  The Company is aware that circumstances exist in which EMIR may apply directly to non-European entities when transacting derivatives, but has determined that these circumstances do not apply to the non-European entities in AGL’s group.
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
Solvency II and Solvency Requirements
In the U.K., Solvency II has been transposed into national law through changes to existing provisions in the FCA and the PRA’s respective handbooks and rulebook and through amendments to primary legislation. The Solvency II “Delegated Acts”, which set out more detailed rules underlying Solvency II have direct effect in all EEA member states, including the U.K. Among other things, Solvency II introduced a revised risk-based prudential regime which includes the following "Pillar 1" regulatory capital rules:

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
AGE, AGLN and AGUK have agreed with the PRA that they will use the "Standard Formula" prescribed by Solvency II for calculation of their capital requirements.
In addition to regulatory capital rules, Solvency II also contains a number of “Pillar 2” qualitative requirements, obliging firms to develop and embed systems to identify, measure and proactively manage the risks they are, or may be, exposed to. Among other things, firms must:

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
Solvency II contains a regime for the supervision of groups, including groups in which the parent undertaking has its head office in a country that is outside the EEA. The treatment of such groups in part depends on whether the jurisdiction in which the non-EEA parent has its head office is determined to have a supervisory regime which is equivalent to the Solvency II regime. In the absence of such a determination, the Solvency II rules on supervision apply to the group on a worldwide basis, unless the PRA elects to apply “other methods” which ensure appropriate supervision. AGE, AGLN and AGUK are direct or indirect subsidiaries of U.S. parent companies. As AGLN, AGUK and CIFGE are subsidiaries of AGE, the group regime also applies in respect of the sub-group comprising these four companies.
The PRA has issued a Direction to AGE, AGLN and AGUK which confirms the “other methods” that the PRA will apply to ensure appropriate supervision. These include, among other things, requirements for AGE, AGLN and AGUK to notify the PRA in advance of any material changes in their intra-group arrangements and any payments of dividends or capital extractions to a group undertaking outside the EEA. AGE, AGLN and AGUK must also provide the PRA with certain other information, such as internal and external solvency, capital adequacy and risk assessment reports. The Direction applies from January 1, 2016 until January 1, 2019, unless it is revoked earlier or no longer applicable.

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
The PRA will review each firm’s ORSA and then consider whether in its view the firm needs to hold capital in excess of its Pillar 1 capital (see “Solvency II and Solvency Requirements” above) and, if so, may impose a “capital add-on”. The prescribed information to be contained in the ORSA, as well as the frequency with which the assessment must be carried out, is subject to guidance issued by the European Insurance and Occupational Pensions Authority (EIOPA) in September 2015 and a supervisory statement issued by the PRA in October 2015. The PRA has advised AGE, AGUK and AGLN that it is not imposing a capital add-on for those companies at this time. The PRA may determine to impose a capital add-on in relation to AGE, AGUK and AGLN in the future.
Supervision of Management
AGE, AGUK and AGLN are subject to the rules contained in the Senior Insurance Managers Regime (SIMR). This requires that individuals undertaking particular roles need to be registered with the PRA as undertaking a “Senior Insurance Manager Function”. This broadly includes individuals undertaking the executive functions and the oversight functions of each entity. Directors of those entities not serving in the roles specified in the SIMR are required to be “approved persons” with the FCA (as detailed further in respect of AGFOL below).
In respect of AGFOL, individuals who perform one or more “controlled functions” such as significant influence functions (which includes all board members and other senior managers) or the customer function within authorized firms must be approved by the FCA to carry out that function. Individuals performing these functions are “Approved Persons” for the purpose of Part V of FSMA and staff performing these specified “controlled functions” within an authorized firm must be approved by the FCA.
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
Intervention and Enforcement
The PRA has extensive powers to intervene in the affairs of an authorized firm, culminating in the sanction of the suspension of authorization to carry on a regulated activity. The PRA can also vary or cancel a firm's permissions under its own initiative if it considers that the firm is failing, or is likely to fail, to satisfy the Threshold Conditions. FSMA gives the PRA significant investigation and enforcement powers. It also gives the PRA a rule-making power, under which it makes the various rules that constitute its Rulebook.

The PRA also has the power to prosecute criminal offenses arising under FSMA. The FCA has the power to prosecute offenses under FSMA and to prosecute insider dealing under Part V of the Criminal Justice Act of 1993, and breaches by authorized firms of money laundering and terrorist financing regulations.
“Passporting”
EU directives currently allow AGE, AGUK, AGLN and AGFOL to conduct business in EU states other than the U.K. where they are authorized by the PRA or FCA under a single market directive. This right extends to the EEA. A firm taking advantage of a right under a single market directive to conduct business in another EEA state can rely on its "home state" authorization. This ability to operate in other jurisdictions of the EEA on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Each of AGE, AGUK, AGLN and AGFOL is passported to conduct business in EEA states other than the U.K. Passporting is not applicable to firms not authorized in the EEA, such as AGM and AGC. Accordingly, the co-insurance model described above cannot be “passported” throughout the EEA. Instead, it is a question of local law in each EEA member state as to whether AGM's or AGC’s participation in a co-insurance structure, protecting insureds or risks located in that jurisdiction, would amount to the conduct of insurance business in that jurisdiction. (See also “U.K. referendum vote to leave the EU” below.)
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
Material Contracts

AGE’s New York affiliate, AGM, currently provides support to AGE, through a quota share and excess of loss reinsurance agreement (the Reinsurance Agreement) and a net worth maintenance agreement (the AGE Net Worth Agreement). For transactions closed prior to 2011, AGE typically guaranteed all of the guaranteed obligations directly and AGM reinsured under the quota share cover of the Reinsurance Agreement approximately 92% of AGE's retention after cessions to other reinsurers. In 2011, AGE and AGM implemented a co-guarantee structure pursuant to which (i) AGE directly guarantees a portion of the guaranteed obligations in an amount equal to what would have been AGE's pro rata retention percentage under the quota share cover, (ii) AGM directly guarantees the balance of the guaranteed obligations, and (iii) AGM also provides a second-to-pay guarantee for AGE's portion of the guaranteed obligations. AGM's ability to provide such direct guaranties outside of the U.K. depends on the law of the insured's domicile. See "Passporting" above.

Under the excess of loss cover of the Reinsurance Agreement, AGM pays AGE quarterly the amount by which (i) the sum of (a) AGE’s incurred losses calculated in accordance with U.K. GAAP as reported by AGE in its financial returns filed with the PRA and (b) AGE’s paid losses and LAE, in both cases net of all other performing reinsurance, including the reinsurance provided by the Company under the quota share cover of the Reinsurance Agreement, exceeds (ii) an amount equal to (a) AGE’s capital resources under U.K. law minus (b) 110% of the greatest of the amounts as may be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K. The Reinsurance Agreement permits AGE to terminate the Reinsurance Agreement upon the following events: a downgrade of AGM’s ratings by Moody’s below Aa3 or by S&P below AA- if AGM fails to restore its rating(s) to the required level within a prescribed period of time; AGM's insolvency; failure by AGM to maintain the minimum capital required by its domiciliary jurisdiction; or AGM filing a petition in bankruptcy, going into liquidation or rehabilitation or having a receiver appointed.

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

AGUK’s former parent company, AGC, currently provides support to AGUK through a further amended and restated quota share reinsurance agreement (the Quota Share Agreement), a further amended and restated excess of loss reinsurance agreement (the XOL Agreement), and a further amended and restated net worth maintenance agreement (the AGUK Net Worth Agreement). Pursuant to the Quota Share Agreement, AGUK cedes 90% of its financial guaranty insurance and reinsurance exposure to AGC. Pursuant to the XOL Agreement, AGC indemnifies AGUK for 100% of losses (net of the quota share reinsurance agreement discussed above) incurred by AGUK in excess of an amount equal to (a) AGUK’s capital resources minus (b) 110% of the greatest of the amounts as may be required by the PRA as a condition for AGUK maintaining its authorization to carry on a financial guarantee business in the U.K. Pursuant to the AGUK Net Worth Agreement, if AGUK's net worth falls below 110% of the minimum level of capital required by the PRA, AGC must invest additional funds in order to bring the capital of AGUK back into compliance with the required amount.

In 2016, AGC and AGUK reached an agreement with the PRA that, in order for AGC to secure its outstanding reinsurance of AGUK under the Quota Share Agreement and XOL Agreement, AGC shall post as collateral its share of AGUK-guaranteed triple-X insurance bonds that have been purchased by AGC for loss mitigation and an additional amount to be determined by (i) using AGUK’s internal capital requirement model to calculate at the 99.5% confidence interval the losses expected to be borne by AGC for the exposures it has assumed from AGUK that do not have loss reserves (non-reserve exposures); (ii) adding the amount of loss reserves ceded by AGUK to AGC under U.K. GAAP; (iii) subtracting from such sum AGUK’s capital resources under its internal capital requirement model (the result of clauses (i) through (iii) being referred to as the resulting amount); and then (iv) reducing the resulting amount by 50% of the portion of the resulting amount that was contributed by the non-reserve exposures. Accordingly, AGC and AGUK entered into a trust agreement pursuant to which AGC established a reinsurance trust account for the benefit of AGUK and deposits therein sufficient assets to satisfy the above-described collateral requirement agreed with the PRA. This collateral requirement is reflected in the Quota Share Agreement and XOL Agreement, which were approved by the MIA and made effective in July 2016.

Certain of these reinsurance and net worth maintenance agreements will be amended to address requests from the PRA in connection with the proposed European business combination, including that the collateral requirement be calculated using a different methodology, which may materially increase the amount of collateral that AGM and AGC will be required to post in support of their respective reinsurance obligations to AGE and AGUK.  The amendments are still being discussed with the PRA and will require the approval of the NYDFS and the MIA before being implemented.

U.K. referendum vote to leave the European Union

On June 23, 2016, the U.K. voted in a national referendum to withdraw from the EU. The result of the referendum does not legally oblige the U.K. to exit the EU (a so-called Brexit). However, on March 29, 2017 the U.K. government served notice to the European Council of its desire to withdraw in accordance with Article 50 of the Treaty on European Union (Article 50).

Article 50 envisages a negotiation period leading to an exit on a mutually agreed date. However, in the absence of such mutual agreement, the default date for exit is two years after the member state serves the Article 50 notice. EU treaties will therefore cease to apply to the U.K. on the earlier of (i) the entry into force of any withdrawal agreement or (ii) two years after the giving of notice (unless the U.K. and all remaining Member States unanimously agree to extend the negotiation period).

As part of the negotiations, the U.K. is seeking a transition period during which it will have ceased to be a member state of the EU, but will continue to have rights and obligations under EU law, other than the right to participate formally in the EU decision making process. The EU published a paper setting out its terms for a transition period on January 29, 2018, one of which was that the transition period should not last beyond December 31, 2020.

Until the U.K. leaves the EU, EU legislation will remain in force and the role of EU institutions will be unchanged. On withdrawal of the U.K. from the EU, in the absence of any agreement to the contrary, all treaty obligations would lapse, directives, directly effective decisions and regulations (as well as rulings of the Court of Justice of the EU) would cease to apply and the competencies of EU institutions would fall away. The EU's paper on the transition arrangements published on January 29, 2018 envisages EU legislation continuing to apply to the UK throughout the transition period.

The U.K. Government has proposed legislation to bring all aspects of European law into U.K. law prior to the U.K. exiting the EU. It seems most likely, given the relatively short timescales available, that initially Solvency II will be brought into U.K. law in its current form. Retaining Solvency II in its current form would also make it easier for the U.K. to obtain a ruling of “equivalence” from the European Commission under Solvency II, which would accord insurers certain advantages when it comes to the Solvency II rules on reinsurance, the calculation of group capital and group supervision.

The U.K. Government could take time to review whether there might be any changes which are desired on a national level. The Treasury Select Committee of the House of Commons has conducted a review of Solvency II against the backdrop of Brexit, taking into account certain features which are regarded as unsuitable by the U.K. industry. The results of the Treasury Select Committee’s work are being considered by the PRA and may feed in to future discussions about potential changes to UK insurance regulation.

Any changes to UK insurance regulation following Brexit could reduce the chances of the U.K. obtaining (or subsequently preserving) a ruling of equivalence.

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

France

In connection with the CIFG Acquisition in July 2016, the Company acquired a French insurer called CIFG Europe S.A. which is now in run off. CIFGNA had reinsured all of CIFGE’s outstanding financial guaranty business and also had issued a “second-to-pay policy” pursuant to which CIFGNA guaranteed the full and complete payment of any shortfall in amounts due from CIFGE on its insured portfolio. AGC assumed these obligations as part of the CIFGNA merger with and into AGC. CIFGE remains a separate subsidiary in run off, now owned by AGE.  Prior to the CIFG Acquisition, CIFGE had prepared a run off plan which was approved by its French regulator, the Autorité de Contrôle Prudentiel et de Résolution (ACPR).  CIFGE has been in run off for more than two years, and therefore has surrendered its license under French law to write new insurance business.  The withdrawal of the license has no practical impact on the level of supervision exercised by the ACPR over CIFGE as an insurer.

Tax Matters

United States Tax Reform

Recent tax reform commonly referred to as the 2017 Tax Cuts and Jobs Act (Tax Act) was passed by the U.S. Congress and was signed into law on December 22, 2017. The Tax Act lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax (AMT), limited the deductibility of interest expense and requires a one-time tax on a deemed repatriation of untaxed earnings of non-U.S. subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the Tax Act also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the Tax Act included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and United States persons investing in such companies. For example, the Tax Act includes a base erosion anti-avoidance tax (BEAT) that could make affiliate reinsurance between United

States and non-U.S. members of the Company's group economically unfeasible. In addition, the Tax Act introduced a current tax on global intangible low taxed income that may result in an increase in U.S. corporate income tax imposed on the Company's U.S. group members with respect to earnings of their non-U.S. subsidiaries. As discussed in more detail below, the Tax Act also revised the rules applicable to passive foreign investment companies (PFICs) and controlled foreign corporations (CFCs). Although the Company is currently unable to predict the ultimate impact of the Tax Act on its business, shareholders and results of operations, it is possible that the Tax Act may increase the U.S. federal income tax liability of U.S. members of the group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (RPII) are subject to change, possibly on a retroactive basis. Currently there are only proposed regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation and Note 12, Income Taxes.

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

United States

AGL has conducted and intends to continue to conduct substantially all of its operations outside the U.S. and to limit the U.S. contacts of AGL and its non-U.S. subsidiaries (except AGRO, which elected to be taxed as a U.S. corporation) so that they should not be engaged in a trade or business in the U.S. A non-U.S. corporation, such as AG Re, that is deemed to be engaged in a trade or business in the United States would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation would generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. AGL, AG Re and certain of the other non-U.S. subsidiaries have and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 21% for a corporation's effectively connected income and 30% for the "branch profits" tax.

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

Non-U.S. insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income, determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re or another of the Company's Bermuda subsidiaries is considered to be engaged in the conduct of an insurance business in the U.S. and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Internal Revenue Code of 1986, as amended (the Code), could subject a significant portion of AG Re's or another of the Company's Bermuda subsidiary's investment income to U.S. income tax.

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

Non-U.S. corporations not engaged in a trade or business in the U.S., and those that are engaged in a U.S. trade or business with respect to their non-effectively connected income are nonetheless subject to U.S. withholding tax on certain "fixed or determinable annual or periodic gains, profits and income" derived from sources within the U.S. (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The standard non-treaty rate of U.S. withholding tax is currently 30%. The Bermuda Treaty does not reduce the U.S. withholding rate on U.S.-sourced investment income. The U.K. Treaty reduces or eliminates U.S. withholding tax on certain U.S. sourced investment income, including dividends from U.S. companies to U.K. resident persons entitled to the benefit of the U.K. Treaty.

The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers with respect to risk of a U.S. person located wholly or partly within the U.S. or risks of a foreign person engaged in a trade or business in the U.S. which are located within the U.S. The rates of tax applicable to premiums paid are 4% for direct casualty insurance premiums and 1% for reinsurance premiums.

AGRO has elected to be treated as a U.S. corporation for all U.S. federal tax purposes and, as such, AGRO, together with AGL's U.S. subsidiaries, is subject to taxation in the U.S. at regular corporate rates.

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

As a U.K. tax resident, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (HMRC). AGL will be subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The rate of corporation tax is currently 19% and will be reduced to 17% with effect from April 1, 2020. AGL has also registered in the U.K. to report its value added tax (VAT) liability. The current rate of VAT is 20%.

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

The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of AGL's shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase and hold their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to AGL or any of its non-U.S. subsidiaries as "United States shareholders" for purposes of the CFC rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power or value of all classes of AGL or the stock of any of AGL's non-U.S. subsidiaries (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax advisor.

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

Taxation of Distributions.    Subject to the discussions below relating to the potential application of the CFC, RPII and PFIC rules, cash distributions, if any, made with respect to AGL's shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of current or accumulated earnings and profits of AGL (as computed using U.S. tax principles). Dividends paid by AGL to corporate shareholders will not be eligible for the dividends received deduction. To the extent such distributions exceed AGL's earnings and profits, they will be treated first as a return of the shareholder's basis in the common shares to the extent thereof, and then as gain from the sale of a capital asset.

AGL believes dividends paid by AGL on its common shares to non-corporate holders will be eligible for reduced rates of tax at the rates applicable to long-term capital gains as "qualified dividend income," provided that AGL is not a PFIC and certain other requirements, including stock holding period requirements, are satisfied.

Classification of AGL or its Non-U.S. Subsidiaries as a CFC.   Each 10% U.S. Shareholder (as defined below) of a non-U.S. corporation that is a CFC at any time during a taxable year that owns, directly or indirectly through non-U.S. entities, shares in the non-U.S. corporation on the last day of the non-U.S. corporation's taxable year in which it is a CFC, must include in its gross income, for U.S. federal income tax purposes, its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a non-U.S. insurance corporation typically includes non-U.S. personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., constructively)) more than 50% of the total combined voting power of all classes of voting stock of such non-U.S. corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A "10% U.S. Shareholder" is a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively) at least 10% of the total combined voting power or value of all classes of stock of the non-U.S. corporation. The Tax Act expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in the Company's organizational documents that cut back voting power to potentially avoid 10% U.S. Shareholder status will no longer mitigate the risk of 10% U.S. Shareholder status. AGL believes that because of the dispersion of AGL's share ownership, no U.S. Person who owns shares of AGL directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively), 10% or more of the total voting power or value of all classes of shares of AGL or any of its non-U.S. subsidiaries. However, AGL’s shares may not be as widely dispersed as the Company believes due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S. Person who owns the Company's shares will not be characterized as a 10% U.S. Shareholder. In addition, the direct and indirect subsidiaries of Assured Guaranty U.S. Holdings Inc. (AGUS) are characterized as CFCs and any subpart F income generated will be included in the gross income of the applicable domestic subsidiaries in the AGL group.

The RPII CFC Provisions.    The following discussion generally is applicable only if the RPII of AG Re or any other non-U.S. insurance subsidiary that has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. federal tax purposes or are CFCs owned directly or indirectly by AGUS (each a "Foreign Insurance Subsidiary" or collectively, with AG Re, the "Foreign Insurance Subsidiaries") determined on a gross basis, is 20% or more of the Foreign Insurance Subsidiary's gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which the Foreign Insurance Subsidiary's gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although the Company cannot be certain, it believes that each Foreign Insurance Subsidiary has been, in prior years of operations, and will be, for the foreseeable future, either below the 20% threshold or in compliance with the requirements of 20% Ownership Exception for each tax year.

RPII is any "insurance income" (as defined below) attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a "RPII shareholder" (as defined below) or a "related person" (as defined below) to such RPII shareholder. In general, and subject to certain limitations, "insurance income" is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company. For purposes of inclusion of the RPII of a Foreign Insurance Subsidiary in the income of RPII shareholders, unless an exception applies, the term "RPII shareholder" means any U.S. Person who owns (directly or indirectly through non-U.S. entities) any amount of AGL's common shares. Generally, the term "related person" for this purpose means someone who controls or is controlled by the RPII shareholder or someone who is controlled by the same person or persons which control the RPII shareholder. Control is measured by either more than 50% in value or more than 50% in voting power of stock applying certain constructive ownership principles. A non-U.S. Insurance Subsidiary will be treated as a CFC under the RPII provisions if RPII shareholders are treated as owning (directly, indirectly through non-U.S. entities or constructively) 25% or more of the shares of AGL by vote or value.

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

Uncertainty as to Application of RPII.    The RPII provisions are complex and have never been interpreted by the courts or the Treasury Department in final regulations; regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the Internal Revenue Service (IRS), the courts or otherwise, might have retroactive effect. These provisions include the grant of authority to the Treasury Department to prescribe "such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise." Accordingly, the meaning of the RPII provisions and the application thereof to the Foreign Insurance Subsidiaries is uncertain. In addition, the Company cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Any prospective investor which does business with a Foreign Insurance Subsidiary and is considering an investment in common shares should consult his tax advisor as to the effects of these uncertainties.

Information Reporting.    Under certain circumstances, U.S. Persons owning shares (directly, indirectly or constructively) in a non-U.S. corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by (i) a person who is treated as a RPII shareholder, (ii) a 10% U.S. Shareholder of a non-U.S. corporation that is a CFC for an uninterrupted period of 30 days or more during any tax year of the non-U.S. corporation and who owned the stock on the last day of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a non-U.S. corporation and as a result thereof owns 10% or more of the voting power or value of such non-U.S. corporation, whether or not such non-U.S. corporation is a CFC. For any taxable year in which AGL determines that the 20% Gross Income Exception and the 20% Ownership Exception does not apply, AGL will provide to all U.S. Persons registered as shareholders of its shares a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties. In addition, U.S. shareholders should consult their tax advisors with respect to other information reporting requirements that may be applicable to them.

U.S. Persons holding the Company's shares should consider their possible obligation to file FINCEN Form 114, Foreign Bank and Financial Accounts Report, with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to the non-U.S. accounts with their U.S. federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of the Company's shares.

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

Code section 1248 provides that if a U.S. Person sells or exchanges stock in a non-U.S. corporation and such person owned, directly, indirectly through non-U.S. entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). The Company believes that because of the dispersion of AGL's share ownership, no U.S. shareholder of AGL should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% of more of the total voting power or value of AGL; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of AGL's shares. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, AGL will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Ownership Exception or 20% Gross Income Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of AGL's shares because AGL will not be directly engaged in the insurance business. The Company cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of common shares.

Passive Foreign Investment Companies.    In general, a non-U.S. corporation will be a PFIC during a given year if (i) 75% or more of its gross income constitutes "passive income" (the 75% test) or (ii) 50% or more of its assets produce passive income (the 50% test) and once characterized as a PFIC will generally retain PFIC status for future taxable years with respect to its U.S. shareholders in the taxable year of the initial PFIC characterization.

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

For the above purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC rules, as amended by the Tax Act, provide that income derived in the active conduct of an insurance business by a qualifying insurance corporation is not treated as passive income. The PFIC provisions also contain a look-through rule under which a non-U.S. corporation shall be treated as if it "received directly its proportionate share of the income..." and as if it "held its proportionate share of the assets..." of any other corporation in which it owns at least 25% of the value of the stock. A second PFIC look-through rule would treat stock of a U.S. corporation owned by another U.S. corporation which is at least 25% owned (by value) by a non-U.S. corporation as a non-passive asset that generates non-passive income for purposes of determining whether the non-U.S. corporation is a PFIC.

The insurance income exception originally was intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The Company expects, for purposes of the PFIC rules, that each of AGL's insurance subsidiaries is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. However, the Tax Act limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances) (the Reserve Test). Further, the IRS issued proposed regulations in 2015 intended to clarify the application of the PFIC provisions to an insurance company. These proposed regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities. This proposed regulation will not be effective until adopted in final form. The Company believes that, based on the application of the PFIC look-through rules described above and the Company's plan of operations for the current and future years, AGL should not be characterized as a PFIC. However, as the Company cannot predict the likelihood of finalization of the proposed regulations or the scope, nature, or impact of the proposed regulations on us, should they be formally adopted or enacted or whether the Company's non-U.S. insurance subsidiaries will be able to satisfy the Reserve Test in future years and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

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

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 115,278,406 common shares were issued and outstanding as of February 20, 2018. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

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

Voting of Non-U.S. Subsidiary Shares

When AGL is required or entitled to vote at a general meeting (for example, an annual meeting) of any of AG Re, AGFOL or any other of its directly held non-U.S. subsidiaries, AGL's Board is required to refer the subject matter of the vote to AGL's shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the non-U.S. subsidiary. AGL's Board in its discretion shall require that substantially similar provisions are or will be contained in the bye-laws (or equivalent governing documents) of any direct or indirect non-U.S. subsidiaries other than AGRO and subsidiaries incorporated in the U.K.

Employees

As of December 31, 2017, the Company had approximately 310 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

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

The financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability as well as changes in law over the long duration of most contracts. If the Company's actual losses exceed its current estimate, this may result in adverse effects on the Company's financial condition, results of operations, liquidity, business prospects, financial strength ratings and ability to raise additional capital.

The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, the perceived strength of legal protections, governmental actions, negotiations and other factors that affect credit performance. The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance. As a result, the Company's current estimates of probable and estimable losses may not reflect the Company's future ultimate claims paid.

Certain sectors and large risks within the Company's insured portfolio have experienced credit deterioration in excess of the Company’s initial expectations, which has led or may lead to losses in excess of the Company’s initial expectations.  The Company's expected loss models take into account current and expected future trends, which contemplate the impact of current and probable developments in the performance of the exposure.  These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information.  Because such information changes, sometimes materially, from over time, the Company’s projection of losses may also change materially. Much of the recent development in the Company's loss projections relate to the Company's insured Puerto Rico exposures. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations as of December 31, 2017 and December 31, 2016 aggregating to $5.0 billion and $4.8 billion, respectively, all of which was rated BIG under the Company’s rating methodology. For a discussion of the Company's Puerto Rico risks and RMBS transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

Risks Related to the Financial, Credit and Financial Guaranty Markets

Claim payments on obligations of the Commonwealth of Puerto Rico and its related authorities and public corporations insured by the Company in excess of that expected by the Company could have a negative effect on the Company's liquidity and results of operations.

The Company has an aggregate $5.0 billion net par exposure as of December 31, 2017, to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations, and claim payments on such insured exposures in excess of that expected by the Company could have a negative effect on the Company's liquidity and results of operations. Most of the Puerto Rican entities with obligations insured by the Company have defaulted on their debt service payments, and the Company has paid claims on them.

On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law by the President of the United States. PROMESA established a seven-member federal financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law.

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and widespread devastation. Damage to the Commonwealth’s infrastructure, including the power grid, water system and transportation system, was extensive, and has impacted the ability and willingness of Puerto Rican obligors to make timely and full debt service payments and participants’ efforts to resolve the Commonwealth’s financial issues under PROMESA.

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. Any adverse decisions in litigation relating to Puerto Rico may impact both the Company's exposure in Puerto Rico as well as the strength of its legal protections in other exposures. For example, on January 30, 2018, the Federal District Court in Puerto Rico held, in an action initiated by the Company relating to the Puerto Rico Highways and Transportation Authority, among other things, that (i) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (ii) actions to enforce liens on pledged special revenues remain stayed. On February 9, 2018, the Company filed a notice of appeal of the Court’s decision to the United States Court of Appeals for the First Circuit.

The final shape, timing and validity of responses to Puerto Rico’s distress eventually enacted or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the impact, after resolution of any legal challenges, of any such responses on obligations insured by the Company, are uncertain, but could be significant. Additional information about the Company's exposure to Puerto Rico and legal actions it has initiated may be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, Exposure to Puerto Rico.

The Company's business, liquidity, financial condition and stock price may be adversely affected by developments in the U.S. and world-wide financial markets.

The Company's loss reserves, profitability, financial position, insured portfolio, investment portfolio, cash flow, statutory capital and stock price could be materially affected by the U.S. and global financial markets. Upheavals in the financial markets affect economic activity and employment and therefore can affect the Company's business. The global economic outlook remains uncertain, including the overall growth rate of the U.S. economy, the impact of Brexit in Europe and the impact of recent political trends on the global economic order. These and other risks could materially and negatively affect the Company’s ability to access the capital markets, the cost of the Company's debt, the demand for its products, the amount of losses incurred on transactions it guarantees, the value of its investment portfolio (including its alternative investments), its financial ratings and the price of its common shares.

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

The Company's risk of loss on and capital charges for municipal exposures could also be exacerbated by rating agency downgrades of municipal exposure ratings. A downgraded municipal issuer may be unable to refinance maturing obligations or issue new debt, which could reduce the municipality's ability to service its debt. Downgrades could also affect the interest rate that the municipality must pay on its variable rate debt or for new debt issuance. Municipal exposure downgrades, as with other downgrades, result in an increase in the capital charges the rating agencies assess when evaluating the Company's capital adequacy in their rating models. Significant municipal downgrades could result in higher capital requirements for the Company in order to maintain its financial strength ratings.

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

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' risk appetite. While average municipal interest rates were not quite as low during 2017 as they were in 2016, when the benchmark AAA 30-year Municipal Market Data index published by Thomson Reuters (MMD Index) was at times below 2% (a threshold not previously crossed in the modern era.), they were still low by historical standards, with the MMD Index averaging 2.85% for 2017. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. When issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, this results in decreased demand or premiums obtainable for financial guaranty insurance, and a resulting reduction in the Company's results of operations. While interest rates began to rise at the beginning of 2018, a return to and continued persistence of low interest rate levels and or low credit spreads could continue to dampen demand for financial guaranty insurance.

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

The principal currencies creating foreign exchange risk are the British pound sterling and the European Union euro. The Company's purchase of MBIA UK in 2017 increased its exposure to the British pound sterling. The Company cannot accurately predict the nature or extent of future exchange rate variability between these currencies or relative to the U.S. dollar.

Foreign exchange rates are sensitive to factors beyond the Company's control. The separation of the U.K. from the EU may increase currency fluctuations in the next several years. See “Risks Related to the Financial, Credit and Financial Guaranty Markets - ‘Brexit’ may adversely impact exposures insured by the Company and may also adversely impact the Company through currency exchange rates.” The Company does not engage in active management, or hedging, of its foreign exchange rate risk. Therefore, fluctuation in exchange rates between these currencies and the U.S. dollar could adversely impact the Company's financial position, results of operations and cash flows. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Sensitivity of Investment Portfolio to Foreign Exchange Risk and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Sensitivity of Premiums Receivable to Foreign Exchange Risk.

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

The Company's operating results are affected, in part, by the performance of its investment portfolio which consists primarily of fixed-income securities and short-term investments. As of December 31, 2017, the fixed-maturity securities and short-term investments had a fair value of approximately $11.3 billion. Credit losses and changes in interest rates could have an adverse effect on the Company's shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as a change in accumulated other comprehensive income (AOCI). Accordingly, interest rate increases could reduce the Company's shareholders' equity.

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

‘Brexit’ may adversely impact exposures insured by the Company and may also adversely impact the Company through currency exchange rates.

On June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the EU, known as “Brexit”. The U.K. government served notice to the European Council on March 29, 2017 of its desire to withdraw in accordance with Article 50 of the Treaty on European Union. Negotiations between the U.K. and the EU will determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. Any resulting political, social and economic uncertainty and changes arising from Brexit may have a negative impact on the economies of the U.K. as well as non-U.K. EU and EEA countries, which may increase the probability of losses on obligations insured by the Company that are exposed to risks in the U.K. and non-U.K. EU and EEA countries.

Brexit may also impact currency exchange rates. The Company reports its accounts in U.S. dollars, while some of its income, expenses and assets are denominated in other currencies, primarily the pound sterling and the euro. For example, from December 31, 2015 to December 31, 2016, which period encompasses the Brexit vote, the value of pound sterling dropped from £0.68 per dollar to £0.81 per dollar, while the euro dropped from €0.83 per dollar to €0.95 per dollar. For the year ended 2016, the Company recognized losses of approximately $21 million in the consolidated statement of operations, net of tax, and approximately $32 million in OCI, net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. If the Company had owned AGLN during 2016, these impacts would have been greater. Currency exchange rates may also move materially as the terms of Brexit become known.

Risks Related to the Company's Business

The Company's insurance products may subject it to significant risks from individual or correlated exposures.

The Company is exposed to the risk that issuers of debt that it insures or other counterparties may default in their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure or other reasons. Similarly, the Company could be exposed to corporate credit risk if a corporation or financial institution is the originator or servicer of loans, mortgages or other assets backing structured securities that the Company has insured.

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

The Company's ultimate exposure to a single risk may exceed its underwriting guidelines (caused by, for example, acquisitions, reassumptions or amortization of the portfolio faster than the risk), and an event with respect to a single risk may cause a significant loss. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single risks in its various lines of business and establishing underwriting criteria to manage risk aggregations. It has also in the past obtained third party reinsurance for such exposure. The Company may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies.

The Company is exposed to correlation risk across the various assets the Company insures. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs in a single asset class or for idiosyncratic reasons. During a broad economic downturn, a wider range of the Company's insurance portfolio could be exposed to stress at the same time. This stress may manifest itself in ratings downgrades, which may require more capital, or in actual losses. In addition, while the Company has experienced many catastrophic events in the past without material loss, unexpected catastrophic events may have a material adverse effect upon the Company's insured portfolio and/or its investment portfolios. For example, Hurricane Maria will likely negatively impact the Company’s exposure to Puerto Rico its related authorities and public corporations. See “Risks Related to the Financial, Credit and Financial Guaranty Markets - Claim payments on obligations of the Commonwealth of Puerto Rico insured by the Company in excess of that expected by the Company could have a negative effect on the Company's liquidity and results of operations.”

Some of the Company's direct financial guaranty products may be riskier than traditional financial guaranty insurance.

As of December 31, 2017 and 2016, 2% and 7%, respectively, of the Company's financial guaranty direct exposures were executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to those for financial guaranty policies and generally occur when issuers fail to make payments on the underlying reference obligations. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

Nonetheless, credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. (ISDA) documentation and operate differently from financial guaranty insurance policies. For example, the Company's control rights with respect to a reference obligation under a credit derivative may be more limited than when it issues a financial guaranty insurance policy on a direct primary basis. In addition, a credit derivative may be terminated for a breach of the ISDA documentation or other specific events, unlike financial guaranty insurance policies. In addition, under a limited number of credit derivative contracts, the Company may be required to post eligible securities as collateral, generally cash or U.S. government or agency securities, under specified circumstances. See Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Contracts Accounted for as Credit Derivatives, Collateral Posting for Certain Credit Derivative Contracts.

Acquisitions may not result in the benefits anticipated and may subject the Company to non-monetary consequences.

                From time to time the Company evaluates financial guaranty portfolio and company acquisition opportunities and conducts diligence activities with respect to transactions with other financial guarantors and financial services companies. For example, during 2015 the Company acquired Radian Asset and in 2016 the Company acquired CIFG, and in each case merged it with and into AGC, with AGC as the surviving company of the merger. In January 2017, the Company acquired MBIA UK, and in February 2018 the Company announced an agreement with SGI to reinsure, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. Acquiring other financial guaranty portfolios or companies or other financial services companies may involve some or all of the various risks commonly associated with acquisitions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities of the target portfolio or entity; (b) difficulty in estimating the value of the target portfolio or entity; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of the target entity; (e) difficulty and expense of integrating the operations, systems and personnel of the target entity; and (f) concentration of exposures, including exposures which may exceed single risk limits, due to the addition of the target portfolio. Such acquisitions may also have unintended consequences on ratings assigned by the rating agencies to the Company or its subsidiaries (see “— Risks Related to the Company’s Ratings”) or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any future acquisitions of financial guaranty portfolios or companies or other financial services companies not to result in the benefits to the Company anticipated when the acquisition was agreed. Past or future acquisitions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the acquisition. In addition, acquisitions may also have other unintended consequences including the applicability of laws and regulations to the the Company.

Alternative investments may not result in the benefits anticipated.

From time to time in order to deploy a portion of the Company's excess capital the Company may invest in business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities, including, among others, both controlling and non-controlling investments in investment managers. For example, in February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. Separately, in September 2017, the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs). The Company continues to investigate additional opportunities. Alternative investments may be riskier than many of the other investments the Company makes, and may not result in the benefits anticipated at the time of the investment. In addition, although the Company uses what it believes to be excess capital to make alternative investments, measures of required capital can fluctuate and such investments may not be given much, or any, value under the various rating agency, regulatory and internal capital models to which the Company is subject. Also, alternative investments may be less liquid than most of the Company's other investments and so may be difficult to convert to cash or investments that do receive credit under the capital models to which the Company is subject. See "Risks Related to the Company's Capital and Liquidity Requirements — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited."

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

The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in such systems could adversely affect the Company’s business.

The Company relies upon information technology and systems, including technology and systems provided by or interfacing with those of third parties, to support a variety of its business processes and activities.  In addition, the Company has collected and stored confidential information including, in connection with certain loss mitigation and due diligence activities related to its structured finance business, personally identifiable information.  While the Company does not believe that the financial guaranty industry is as inherently prone to cyberattacks as industries relating to, for example, payment card processing, banking, critical infrastructure or defense contracting, the Company’s data systems and those of third parties on which it relies are still vulnerable to security breaches due to cyberattacks, viruses, malware, ransomware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct.  Problems in or security breaches of these systems could, for example, result in lost business, reputational harm, the disclosure or misuse of confidential or proprietary information, incorrect reporting, inaccurate loss projections, legal costs and regulatory penalties.

The Company’s business operations rely on the continuous availability of its computer systems as well as those of certain third parties.  In addition to disruptions caused by cyberattacks or other data breaches, such systems may be adversely affected by natural and man-made catastrophes.  The Company’s failure to maintain business continuity in the wake of such events, particularly if there were an interruption for an extended period, could prevent the timely completion of critical processes across its operations, including, for example, claims processing, treasury and investment operations and payroll.  These failures could result in additional costs, loss of business, fines and litigation.

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

The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on AGL's insurance subsidiaries are subject to review and may be lowered by a rating agency as a result of a number of factors, including, but not limited to, the rating agency's revised stress loss estimates for the Company's insurance portfolio, adverse developments in the Company's or the subsidiary's financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency's outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency's capital model or ratings methodology. Their reviews can occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL's insurance and reinsurance subsidiaries. For example, while all of the rating agencies that rate AGL subsidiaries with exposure to Puerto Rico have indicated that their evaluations of such AGL subsidiaries already take into account stress scenarios related to developments in Puerto Rico, actual developments in Puerto Rico beyond what a rating agency previously considered could cause that rating agency to review its ratings of such AGL subsidiaries.

The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, the KBRA ratings were first assigned to MAC in 2013, to AGM in 2014, and to AGC in 2016 and the Best rating was first assigned to AGRO in

2015, while a Moody's rating was never requested for MAC and was dropped from AG Re and AGRO in 2015. In January 2017, AGC requested that Moody's withdraw its financial strength rating of AGC, but Moody’s denied that request and still rates AGC.

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

In addition, a downgrade may have a negative impact on the Company in respect of transactions that it has insured or reinsurance that it has assumed. For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. Under variable rate demand obligations insured by AGM, further downgrades past rating levels specified in the transaction documents could result in the municipal obligor paying a higher rate of interest and in such obligations amortizing on a more accelerated basis than expected when the obligations originally were issued; if the municipal obligor is unable to make such interest or principal payments, AGM may receive a claim under its financial guaranty. Under interest rate swaps insured by AGM, further downgrades past specified rating levels could entitle the municipal obligor's swap counterparty to terminate the swap; if the municipal obligor owed a termination payment as a result and were unable to make such payment, AGM may receive a claim if its financial guaranty guaranteed such termination payment. For more information about increased claim payments the Company may potentially make, see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Ratings Impact on Financial Guaranty Business. In certain other transactions, beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re, AGC or AGRO could result in certain ceding companies recapturing business that they had ceded to these reinsurers. See "The downgrade of the financial strength ratings of AG Re, AGC or AGRO would give certain reinsurance counterparties the right to recapture certain ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings" below.

If AGM's financial strength or financial enhancement ratings were downgraded, AGM-insured GICs issued by the former AGMH subsidiaries that conducted AGMH's Financial Products Business (the Financial Products Companies) may come due or may come due absent the posting of collateral by the GIC issuers. The Company relies on agreements pursuant to which Dexia has agreed to lend certain amounts under a liquidity facility in order to satisfy needs under GIC collateral posting requirements in regards to AGMH’s former financial products business. See "Risks Related to the Company's Business, Acquisitions may subject the Company to non-monetary consequences."

Furthermore, if the financial strength ratings of AGE or AGUK were downgraded, AGM or AGC, respectively, may be required to contribute additional capital to AGE or AGUK, respectively, pursuant to the terms of the support arrangements for such subsidiaries, including those described in "Item 1. Business, Regulation, United Kingdom, Material Contracts."

The downgrade of the financial strength ratings of AG Re, AGC or AGRO would give certain reinsurance counterparties the right to recapture certain ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings.

The downgrade of the financial strength ratings of AG Re, AGC or AGRO gives certain reinsurance counterparties the right to recapture certain ceded business, which would involve payments by the Company and lead to a reduction in the Company's unearned premium reserve and related earnings. As of December 31, 2017, if each third party company ceding business to AG Re, AGC and/or AGRO had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re, AGC and AGRO could be required to pay to all such companies would be approximately $46 million, $15 million and $13 million, respectively.

Actions taken by the rating agencies with respect to capital models and rating methodology of the Company's business or changes in capital charges or downgrades of transactions within its insured portfolio may adversely affect its ratings, business prospects, results of operations and financial condition.

The rating agencies from time to time have evaluated the Company's capital adequacy under a variety of scenarios and assumptions. The rating agencies do not always supply clear guidance on their approach to assessing the Company's capital adequacy and the Company may disagree with the rating agencies' approach and assumptions. For example, S&P assesses each individual exposure (including potential new exposures) insured by the Company based on a variety of factors, including the nature of the exposure, the nature of the support or credit enhancement for the exposure, its tenor, and its expected and actual performance. This assessment determines the amount of capital the Company is required to maintain against that exposure to maintain its financial strength ratings under S&P's capital adequacy model. Sometimes the rating agencies consider the amount of additional capital that could be required for certain risks or sectors under certain stress scenarios based on their views of developments in the market, as each have done recently with respect to the Company's exposures to Puerto Rico. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness, or a change in a rating agency's capital model or rating methodology, that rating agency may require the Company to increase the amount of capital allocated to support the affected exposures, regardless of whether losses actually occur, or against potential new business. Significant reductions in the rating agencies' assessments of exposures in the Company's insured portfolio can produce significant increases in the amount of capital required for the Company to maintain its financial strength ratings under the rating agencies' capital adequacy models, which may require the Company to seek additional capital. The amount of such capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all. Accordingly, the Company cannot ensure that it will seek to, or be able to, raise additional capital. The failure to raise additional required capital could result in a downgrade of the Company's ratings and thus have an adverse impact on its business, results of operations and financial condition. See "Risks Related to the Company's Capital and Liquidity Requirements—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms."

Risks Related to the Company's Capital and Liquidity Requirements

Significant claim payments may reduce the Company's liquidity.

Claim payments reduce the Company's invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on a particular policy. Since the financial crisis in 2008, many of the claims paid by the Company were with respect to insured U.S. RMBS securities. More recently, there has been credit deterioration with respect to certain insured Puerto Rico exposures. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating of $5.0 billion and $4.8 billion, respectively, as of December 31, 2017 and December 31, 2016, all of which was rated BIG under the Company’s rating methodology as of December 31, 2017. For a discussion of the Company's Puerto Rico risks and RMBS transactions, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

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

Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, excess of loss reinsurance facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their existing capital base, or "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies give the Company when evaluating its financial strength. The Company currently maintains soft capital facilities with providers having ratings adequate to provide the Company's desired capital credit. For example, effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer, that covers certain U.S. public finance exposures insured or reinsured by those companies. (For additional information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance and Other Monoline Exposures). However, no assurance can be given that the Company will be able to renew any existing soft capital facilities or that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, the Company may not be able to replace a downgraded soft capital provider with an acceptable replacement provider for a variety of reasons, including if an acceptable replacement provider is unwilling to provide the Company with soft capital commitments or if no adequately-rated institutions are actively providing soft capital facilities. Furthermore, the rating agencies may in the future change their methodology and no longer give credit for soft capital, which may necessitate the Company having to raise additional capital in order to maintain its ratings.

An increase in AGL's subsidiaries' leverage ratio may prevent them from writing new insurance.

Insurance regulatory authorities impose capital requirements on AGL's insurance subsidiaries. These capital requirements, which include leverage ratios and surplus requirements, may limit the amount of insurance that the subsidiaries may write. The insurance subsidiaries have several alternatives available to control their leverage ratios, including obtaining capital contributions from affiliates, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of a subsidiary, whether resulting from underwriting or investment losses, a change in regulatory capital requirements or otherwise, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that the Company considers unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain regulatory capital levels could limit that subsidiary's ability to write new business.

The Company's holding companies' ability to meet their obligations may be constrained.

Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of the holding companies expects to have any significant operations or assets other than its ownership of the shares of its subsidiaries.

The insurance company subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Restrictions applicable to AGM, AGC and MAC, and to AG Re and AGRO, are described under the "Regulation, United States, State Dividend Limitations" and "Regulation, Bermuda, Restrictions on Dividends and Distributions" sections of “Item 1. Business.” Such dividends and permitted payments are currently expected to be the primary source of funds for the holding companies to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to their respective shareholders. Accordingly, if the insurance subsidiaries cannot pay sufficient dividends or make other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders.

If AGRO were to pay dividends to its U.S. holding company parent and that U.S. holding company were to pay dividends to its Bermudian parent AG Re, such dividends would be subject to U.S. withholding tax at a rate of 30%.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

Each of AGL, AGUS and AGMH requires liquidity, either in the form of cash or in the ability to easily sell investment assets for cash, in order to meet its payment obligations, including, without limitation, its operating expenses, interest on debt and dividends on common shares, and to make capital investments in operating subsidiaries. The Company's operating subsidiaries require substantial liquidity in order to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies, CDS contracts or reinsurance agreements. They also require liquidity to pay operating expenses, reinsurance premiums, dividends to AGUS or AGMH for debt service and dividends to AGL, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, the Company may require substantial liquidity to fund any future acquisitions. The Company cannot give any assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law or changes in general economic conditions.

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

The Tax Act did not repeal the tax exemption for private activity bonds as proposed in the House version of the bill but included provisions that could result in a reduction of supply, such as the termination of advance refunding bonds. Any such lower volume of municipal obligations could impact the amount of such obligations that could benefit from insurance. In addition, the reduction of the U.S. corporate income tax rate to 21% could make municipal obligations less attractive to certain institutional investors such as banks and property and casualty insurance companies, resulting in lower demand for municipal obligations.

Further, future changes in U.S. federal, state or local laws that materially adversely affect the tax treatment of municipal securities or the market for those securities, or other changes negatively affecting the municipal securities market, may lower volume and demand for municipal obligations and also may adversely impact the Company's investment portfolio, a significant portion of which is invested in tax-exempt instruments. These adverse changes may adversely affect the value of the Company's tax-exempt portfolio, or its liquidity.

Certain of the Company's non-U.S. subsidiaries may be subject to U.S. tax.

The Company manages its business so that AGL and its non-U.S. subsidiaries (other than AGRO) operate in such a manner that none of them should be subject to U.S. federal tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the U.S., the Company cannot be certain that the IRS will not contend successfully that AGL or any of its non-U.S. subsidiaries (other than AGRO) is/are engaged in a trade or business in the U.S. If AGL and its non-U.S. subsidiaries (other than AGRO) were considered to be engaged in a trade or business in the U.S., each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business.

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

U.S. Persons who hold 10% or more of AGL's shares directly or through non-U.S. entities may be subject to taxation under the U.S. controlled non-U.S. corporation rules.

Each 10% U.S. shareholder of a non-U.S. corporation that is a CFC at any time during a taxable year that owns shares in the non-U.S. corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation's taxable year during which it is a CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. In addition, upon a sale of shares of a CFC, 10% U.S. shareholders may be subject to U.S. federal income tax on a portion of their gain at ordinary income rates.

The Company believes that because of the dispersion of the share ownership in AGL, no U.S. Person who owns AGL's shares directly or indirectly through non-U.S. entities should be treated as a 10% U.S. shareholder of AGL or of any of its non-U.S. subsidiaries. However, AGL’s shares may not be as widely dispersed as the Company believes due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S. Person who owns the Company's shares will not be characterized as a 10% U.S. shareholder, in which case such U.S. Person may be subject to taxation under U.S. CFC rules.

U.S. Persons who hold shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of the Company's related person insurance income.

If the following conditions are true, then a U.S. Person who owns AGL's shares (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of the RPII of such Foreign Insurance Subsidiary (as defined below) for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed:

•	the Company is 25% or more owned directly, indirectly through non-U.S. entities or by attribution by U.S. Persons;

•
the gross RPII of AG Re or any other AGL non-U.S. subsidiary engaged in the insurance business that has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. tax purposes or are CFCs owned directly or indirectly by AGUS (each, with AG Re, a Foreign Insurance Subsidiary) equals or exceeds 20% of such Foreign Insurance Subsidiary's gross insurance income in any taxable year; and

•
direct or indirect insureds (and persons related to such insureds) own (or are treated as owning directly or indirectly through entities) 20% or more of the voting power or value of the Company's shares.

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

The meaning of the RPII provisions and the application thereof to AGL and its Foreign Insurance Subsidiaries is uncertain. The RPII rules in conjunction with section 1248 of the Code provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own (directly, indirectly, through non-U.S. entities or by attribution) 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation's gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as dividend income to the extent of the holder's share of the corporation's undistributed earnings and profits that were accumulated during the period that the holder owned the shares. This provision applies whether or not such earnings and profits are attributable to RPII. In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder.

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

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge. The Company believes that AGL was not a PFIC for U.S. federal income tax purposes for taxable years through 2017 and, based on the application of certain PFIC look-through rules and the Company's plan of operations for the current and future years, should not be a PFIC in the future. However, as discussed above, the Tax Act limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances) (the Reserve Test).

In addition, the IRS issued proposed regulations in 2015 intended to clarify the application of the PFIC provisions to an insurance company. These proposed regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities.  This proposed regulation will not be effective unless and until adopted in final form. The Company cannot predict the likelihood of finalization of the proposed regulations or the scope, nature, or impact of the proposed regulations on it, should they be formally adopted or enacted or whether its non-U.S. insurance subsidiaries will be able to satisfy the Reserve Test in future years and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC.

Changes in U.S. federal income tax law could materially adversely affect an investment in AGL's common shares.

The Tax Act was passed by the U.S. Congress and was signed into law on December 22, 2017, with certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and United States persons investing in such companies. For example, the Tax Act includes a BEAT that could make affiliate reinsurance between United States and non-U.S. members of the group economically unfeasible and a current tax on global intangible income that may result in an increase in U.S. corporate income tax imposed on U.S. group members with respect to certain earnings at their non-U.S. subsidiaries, and revises the rules applicable to PFICs and CFCs. Although the Company is currently unable to predict the ultimate impact of the Tax Act on its business, shareholders and results of operations, it is possible that the Tax Act may increase the U.S. federal income tax liability of the U.S. members of its group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company.

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
As a U.K. tax resident, AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to applicable exemptions. The rate of corporation tax is currently 19%.

•	With respect to income, the dividends that AGL receives from its subsidiaries should be exempt from U.K. corporation tax under the exemption contained in section 931D of the Corporation Tax Act 2009.

•
With respect to capital gains, if AGL were to dispose of shares in its direct subsidiaries or if it were deemed to have done so, it may realize a chargeable gain for U.K. tax purposes. Any tax charge would be based on AGL’s original acquisition cost. It is anticipated that any such future gain should qualify for exemption under the substantial shareholding exemption in Schedule 7AC to the Taxation of Chargeable Gains Act 1992. However, the availability of such exemption would depend on facts at the time of disposal, in particular the “trading” nature of the relevant subsidiary. There is no statutory definition of what constitutes “trading” activities for this purpose and in practice reliance is placed on the published guidance of HMRC.

A change in U.K. tax law or its interpretation by HMRC, or any failure to meet all the qualifying conditions for relevant exemptions from U.K. corporation tax, could affect Assured Guaranty’s financial results of operations or its ability to provide returns to shareholders.
Assured Guaranty's financial results may be affected by measures taken in response to the OECD BEPS project.
The Organization for Economic Co-operation and Development published its final reports on Base Erosion and Profit Shifting (the BEPS Reports) in October 2015. The recommended actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. There are also recommended actions relating to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. In response to this, the U.K. Government has already introduced legislation to implement changes to transfer pricing, hybrid financial instruments and the deductibility of interest. Any further changes in U.K. tax law or changes in U.S. tax law in response to the BEPS Reports could adversely affect Assured Guaranty’s tax liability.

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

An adverse adjustment under U.K. legislation governing the taxation of U.K. tax resident holding companies on the profits of their non-U.K. subsidiaries could adversely impact Assured Guaranty’s tax liability.

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

Changes in or the issuance of new accounting standards, as well as any changes in the interpretation of current accounting guidance, may have an adverse effect on the Company's reported financial results, including future revenues, and may influence the types and/or volume of business that management may choose to pursue. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for the accounting of the Company's financial guaranty variable interest entities' liabilities effective January 1, 2018.

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

Before a person can acquire control of a U.S. or U.K. insurance company, prior written approval must be obtained from the insurance commissioner of the state or country where the insurer is domiciled. Because a person acquiring 10% or more of AGL's common shares would indirectly control the same percentage of the stock of its U.S. insurance company subsidiaries, the insurance change of control laws of Maryland, New York and the U.K. would likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions, and in particular unsolicited transactions, that some or all of its shareholders might consider to be desirable. While AGL's Bye-Laws limit the voting power of any shareholder to less than 10%, the Company cannot provide assurances that the applicable regulatory body would agree that a shareholder who owned 10% or more of its common shares did not control the applicable insurance company subsidiary, notwithstanding the limitation on the voting power of such shares.

Changes in applicable laws and regulations resulting from Brexit may adversely affect the Company.

Brexit could lead to legal uncertainty and politically divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Depending on the terms of Brexit, AGE may lose the ability to insure new transactions, or to service existing contracts, in non-U.K. EU and EEA countries without obtaining additional licenses, which may require a presence in another EU country. Brexit-related changes in laws and regulations may also adversely affect the Company’s surveillance and loss mitigation activities with respect to existing insured transactions in non-U.K. EU and EEA countries, especially to the extent Brexit inhibits the issuance of new guaranties in distressed situations. Brexit may also impact laws, rules and regulations applicable to U.K. entities with obligations insured by the Company and could adversely impact the ability of non-U.K. EU or EEA citizens to continue to be employed at AGE in London.

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

Under the Code, AGL's Bye-Laws and contractual arrangements, certain shareholders have their voting rights limited to less than one vote per share, resulting in other shareholders having voting rights in excess of one vote per share. Moreover, the relevant provisions of the Code and AGL's Bye-Laws may have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership.

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

The U.S. subsidiaries of the Company lease 103,500 square feet of office space in New York City; the lease expires in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent. The U.S. subsidiaries also lease office space in San Francisco. In addition, the European subsidiaries of the Company lease space in London.

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

In addition, in the ordinary course of their respective businesses, certain of the Company's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, the Company has commenced a number of legal actions in the U.S. District Court for the District of Puerto Rico to enforce its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See the "Exposure to Puerto Rico" section of Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, for a description of such actions. See also the "Recovery Litigation" section of Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Losses to be Paid, for a description of recovery litigation unrelated to Puerto Rico. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

The Company establishes accruals for litigation and regulatory matters to the extent it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it is disclosed, including matters discussed below. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly and annual basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of AGL.

Name	Age	Position(s)
Dominic J. Frederico	65	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	51	Chief Financial Officer
Ling Chow	47	General Counsel and Secretary(1)
Russell B. Brewer II	61	Chief Surveillance Officer
Bruce E. Stern	63	Executive Officer
Howard W. Albert	58	Chief Risk Officer
Stephen Donnarumma	55	Chief Credit Officer
 ____________________

(1)
Ms. Chow became General Counsel and Secretary of AGL on January 1, 2018. James M. Michener served as General Counsel and Secretary of AGL from February 2004 through December 31, 2017. Mr. Michener has been appointed the Senior Advisor to the Chief Executive Officer through December 31, 2018, but is no longer an executive officer of AGL.

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
Ling Chow has been General Counsel and Secretary of AGL since January 1, 2018. Ms. Chow previously served as Deputy General Counsel and Assistant Secretary of AGL from May 2015 and as Assured Guaranty's U.S. General Counsel from June 2016. Prior to that, Ms. Chow served as Deputy General Counsel of Assured Guaranty's U.S. subsidiaries in several capacities from 2004. Before joining Assured Guaranty in 2002, Ms. Chow was an associate at Brobeck, Phleger & Harrison LLP, Cahill Gordon & Reindel and LeBoeuf, Lamb, Greene & MacRae, L.L.P.

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

Stephen Donnarumma has been the Chief Credit Officer of AGC since 2007, of AGM since its 2009 acquisition, and of MAC since its 2012 capitalization. Mr. Donnarumma has been with Assured Guaranty since 1993. Over the past 25 years, Mr. Donnarumma has held a number of positions at Assured Guaranty, including Deputy Chief Credit Officer of AGL, Chief Operating Officer and Chief Underwriting Officer of AG Re, Chief Risk Officer of AGC, and Senior Managing Director, Head of Mortgage and Asset-backed Securities of AGC. Prior to joining Assured Guaranty, Mr. Donnarumma was with Financial Guaranty Insurance Company from 1989 until 1993, where his responsibilities included underwriting domestic and international financial guaranty transactions. Prior to that, he served as a Director of Credit Risk Analysis at Fannie Mae from 1987 until 1989. Mr. Donnarumma was also an analyst with Moody’s Investors Services from 1985 until 1987.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AGL's common shares are listed on the NYSE under the symbol "AGO." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices and amount of any cash dividends declared.

Common Stock Prices and Dividends

	2017			2016
	Sales Price		Cash	Sales Price		Cash
	High	Low	Dividends	High	Low	Dividends
First Quarter	$42.94	$36.01	$0.1425	$26.82	$21.79	$0.13
Second Quarter	42.49	36.70	0.1425	27.45	23.43	0.13
Third Quarter	45.73	37.15	0.1425	28.07	24.69	0.13
Fourth Quarter	39.75	33.53	0.1425	39.03	27.42	0.13

On February 20, 2018, the closing price for AGL's common shares on the NYSE was $37.44, and the approximate number of shareholders of record at the close of business on that date was 73.

AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. For more information concerning AGL's dividends, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements.

2017 Share Purchases

In 2017, the Company repurchased a total of 12.7 million common shares for approximately $501 million at an average price of $39.57 per share. From time to time, the Board authorizes the repurchase of common shares. Most recently, on November 1, 2017, the Board approved an incremental $300 million in share repurchases, and the remaining authorization, as of February 23, 2018, is $305 million. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity for additional information about share repurchases and authorizations.

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Fourth Quarter 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	533,618	$37.48	533,618	$97,872,908
November 1 - November 30	543,547	$36.80	543,547	$377,872,931
December 1 - December 31	857,825	$34.97	857,825	$347,872,935
Total	1,934,990	$36.18	1,934,990
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through February 23, 2018, the Company has repurchased a total of 82.5 million common shares for approximately $2,259 million, excluding commissions, at an average price of $27.37 per share.

(2)	Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2012 through December 31, 2017 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the cumulative total return of the Standard & Poor's 500 Financials Sector GICS Level 1 Index. The chart and table depict the value on December 31 of each year from 2012 through 2017 of a $100 investment made on December 31, 2012, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financials Sector GICS Level 1 Index
12/31/2012	$100.00	$100.00	$100.00
12/31/2013	168.84	132.37	135.59
12/31/2014	189.42	150.48	156.17
12/31/2015	196.05	152.54	153.74
12/31/2016	285.45	170.77	188.71
12/31/2017	259.65	208.03	230.49
___________________
Source: Calculated from total returns published by Bloomberg.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the other information contained in this Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums	$690	$864	$766	$570	$752
Net investment income	418	408	423	403	393
Net realized investment gains (losses)	40	(29)	(26)	(60)	52
Realized gains and other settlements on credit derivatives	(10)	29	(18)	23	(42)
Net unrealized gains (losses) on credit derivatives	121	69	746	800	107
Fair value gains (losses) on committed capital securities	(2)	0	27	(11)	10
Fair value gains (losses) on financial guaranty variable interest entities	30	38	38	255	346
Bargain purchase gain and settlement of pre-existing relationships	58	259	214	—	—
Other income (loss)	394	39	37	14	(10)
Total revenues	1,739	1,677	2,207	1,994	1,608
Expenses:
Loss and loss adjustment expenses	388	295	424	126	154
Amortization of deferred acquisition costs	19	18	20	25	12
Interest expense	97	102	101	92	82
Other operating expenses	244	245	231	220	218
Total expenses	748	660	776	463	466
Income (loss) before (benefit) provision for income taxes	991	1,017	1,431	1,531	1,142
Provision (benefit) for income taxes	261	136	375	443	334
Net income (loss)	730	881	1,056	1,088	808
Earnings (loss) per share:
Basic	$6.05	$6.61	$7.12	$6.30	$4.32
Diluted	$5.96	$6.56	$7.08	$6.26	$4.30
Dividends per share	$0.57	$0.52	$0.48	$0.44	$0.40

	As of December 31,
	2017	2016	2015	2014	2013
	(dollars in millions, except per share amounts)
Balance sheet data (end of period):
Assets:
Investments and cash	$11,539	$11,103	$11,358	$11,459	$10,969
Premiums receivable, net of commissions payable	915	576	693	729	876
Ceded unearned premium reserve	119	206	232	381	452
Salvage and subrogation recoverable	572	365	126	151	174
Credit derivative assets	2	13	81	68	94
Total assets	14,433	14,151	14,544	14,919	16,285
Liabilities and shareholders' equity:
Unearned premium reserve	3,475	3,511	3,996	4,261	4,595
Loss and loss adjustment expense reserve	1,444	1,127	1,067	799	592
Reinsurance balances payable, net	61	64	51	107	148
Long-term debt	1,292	1,306	1,300	1,297	814
Credit derivative liabilities	271	402	446	963	1,787
Total liabilities	7,594	7,647	8,481	9,161	11,170
Accumulated other comprehensive income	372	149	237	370	160
Shareholders' equity	6,839	6,504	6,063	5,758	5,115
Book value per share	58.95	50.82	43.96	36.37	28.07
Consolidated statutory financial information:
Contingency reserve	$1,750	$2,008	$2,263	$2,330	$2,934
Policyholders' surplus	5,211	5,036	4,550	4,142	3,202
Claims-paying resources(1)	11,752	11,701	12,306	12,189	12,147
Outstanding Exposure:
Net debt service outstanding	$401,118	$437,535	$536,341	$609,622	$690,535
Net par outstanding	264,952	296,318	358,571	403,729	459,107
___________________

(1)
Based on accounting practices prescribed or permitted by U.S. insurance regulatory authorities, for all insurance subsidiaries. Claims-paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, unearned premium reserves, statutory loss and LAE reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, standby lines of credit/stop loss and excess-of-loss reinsurance facility. Total claims-paying resources is used by the Company to evaluate the adequacy of capital resources.

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

Introduction

The Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer credit protection products to holders of debt instruments and other monetary obligations that protect them from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled debt service payment, the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the U.K., and also guarantees obligations issued in other countries and regions, including Australia and Western Europe. The Company also provides other forms of insurance that are in line with its risk profile and benefit from its underwriting experience.

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

Economic Environment

The positive economic momentum in the U.S. since the beginning of 2016 continued throughout 2017. According to the U.S. Bureau of Labor Statistics (BLS), the unemployment rate continued to fall in 2017, starting the year at 4.7% and finishing the year at 4.1%, a seventeen year low, averaging 4.4% for the year. Payroll employment growth in 2017 totaled 2.1 million jobs, compared with a gain of 2.2 million in 2016.

Real gross domestic product (GDP) increased 2.3% in 2017, compared with an increase of 1.5% in 2016. The third and fourth quarters saw annualized real GDP increases of 3.2% and 2.6% (initial estimate), respectively, representing fifteen consecutive quarters of positive growth in real GDP.

U.S. home prices also continued to rise, as measured by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, which reported a gain of 6.2% over the 12 months ended November 2017 (the latest figures available) while the 20-City Composite posted a 6.4% year-over-year gain for the same period.

At the December 2017 Federal Open Market Committee (FOMC) meeting, the FOMC raised the target range for the federal funds rate to between 1.25% and 1.50%. It was the third time in 2017 that the FOMC raised rates and continued the FOMC’s gradual move toward higher rates, which the Company believes may signal the FOMC's confidence that the U.S. economy is overall in good health.

A quarterly update of the Federal Reserve’s economic forecast showed that its officials expect to raise interest rates three times in 2018, which was unchanged from the last economic forecast. Officials concluded, after seeing details of the tax legislation that passed at the end of the year, that there was no need to raise rates more quickly than was originally planned. In Janet Yellen’s last meeting as the Fed Chairman on January 30-31, 2018, the FOMC held rates steady.

Average municipal interest rates in 2017 remained above the historic lows experienced in 2016, during which 30-year AAA MMD rates were at times below 2%. The 30-year AAA MMD rate increased to as high as 3.25% in March 2017. Since then, that MMD rate declined to 2.54% as of December 29, 2017. Increases in long-term municipal bond yields generally lag increases in short-term rates related to FOMC decisions.

Credit spreads tightened in December and finished the year at their narrowest levels since July 2008, having tightened by approximately 15 bps over the course of 2017. At year-end, the spread between the 20-year “A” rated index and the “AAA” was 48 bps.

Stock prices rose to record highs in the U.S. equity market during 2017, as strong earnings and the passage of the U.S. tax bill led to continued investor optimism. The Dow Jones Industrial Average (DJIA), Nasdaq composite and the S&P 500 Index all set record highs during the year, with the DJIA finishing the year approaching 25,000.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Net income (loss)	$730	$881	$1,056
Non-GAAP operating income(1)	661	895	710
Gain (loss) related to the effect of consolidating FG VIEs (FG VIE consolidation) included in non-GAAP operating income	11	12	11

Net income (loss) per diluted share	5.96	6.56	7.08
Non-GAAP operating income per share(1)	5.41	6.68	4.76
Gain (loss) related to FG VIE consolidation included in non-GAAP operating income per share	0.10	0.10	0.07

Diluted shares	122.3	134.1	149.0

Gross written premiums (GWP)	307	154	181
Present value of new business production (PVP)(1)	289	214	179
Gross par written	18,024	17,854	17,336

	As of December 31, 2017		As of December 31, 2016
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,839	$58.95	$6,504	$50.82
Non-GAAP operating shareholders' equity(1)	6,521	56.20	6,386	49.89
Non-GAAP adjusted book value(1)	9,020	77.74	8,506	66.46
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	5	0.03	(7)	(0.06)
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(14)	(0.12)	(24)	(0.18)
Common shares outstanding (2)	116.0		128.0
____________________

(1)
See “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with GAAP and a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available. See “—Non-GAAP Financial Measures” for additional details.

(2)	See "Key Business Strategies – Capital Management" below for information on common share repurchases.

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of financial guaranty variable interest entities (FG VIEs) and committed capital securities (CCS), changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in the Company's and/or collateral credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIE assets and liabilities. In addition to non-economic factors, other factors such as: changes in expected losses, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including other-than-temporary impairments), the effects of large settlements, commutations, acquisitions, and the effects of the Company's various loss mitigation strategies, and changes in laws and regulations, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Year Ended December 31, 2017

Net income for 2017 was $730 million compared with $881 million in 2016. Net income in both 2017 and 2016 included significant gains attributable to the Company's strategic initiatives. The year ended December 31, 2017 included pretax commutation gains of $328 million related to the reassumption of previously ceded contracts, a pretax gain of $58 million related the MBIA UK Acquisition and a pretax gain of $151 million related to litigation and R&W settlements. The year ended December 31, 2016 included pretax gains of $259 million related to CIFG Acquisition and a pretax gain of $89 million related to a loss mitigation transaction. Excluding these gains, net income decreased due mainly to increased loss and LAE attributable to U.S. public finance losses on the Company's Puerto Rico exposures, lower net earned premiums from refundings and terminations, and a $61 million provisional tax expense related to the enactment of the Tax Act.

Non-GAAP operating income was $661 million in 2017, compared with $895 million in 2016. The variances in non-GAAP operating income are attributable to the same items described for net income. Non-GAAP operating shareholders' equity and non-GAAP adjusted book value also increased since December 31, 2016 due primarily to the MBIA UK Acquisition, new business production and commutations, offset in part by loss development, share repurchases and dividends. The Tax Act resulted in a charge of $114 million to non-GAAP operating shareholders' equity and a benefit of $239 million in non-GAAP adjusted book value.

Shareholders' equity increased since December 31, 2016 due primarily to positive net income and higher net unrealized gains on available for sale investment securities recorded in AOCI, partially offset by share repurchases and dividends. Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share benefited from the repurchase program that has been in place since the beginning of 2013. See "Accretive Effect of Cumulative Repurchases" table below.

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2017	2016	2015
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$409.5	$423.7	$377.6
Total insured	$23.0	$25.3	$25.2
Insured by Assured Guaranty	$13.5	$14.2	$15.1
Number of issues:
New municipal bonds issued	10,589	12,271	12,076
Total insured	1,637	1,889	1,880
Insured by Assured Guaranty	833	904	1,009
Bond insurance market penetration based on:
Par	5.6%	6.0%	6.7%
Number of issues	15.5%	15.4%	15.6%
Single A par sold	23.3%	22.6%	22.1%
Single A transactions sold	57.3%	55.8%	54.1%
$25 million and under par sold	18.7%	17.8%	18.7%
$25 million and under transactions sold	18.3%	17.5%	17.6%
____________________
(1)    Source: Thomson Reuters.

Gross Written Premiums and
New Business Production

	Year Ended December 31,
	2017	2016	2015
	(in millions)
GWP
Public Finance—U.S.	$190	$142	$119
Public Finance—non-U.S.	105	15	41
Structured Finance—U.S.	(1)	(1)	23
Structured Finance—non-U.S.	13	(2)	(2)
Total GWP	$307	$154	$181
PVP(1):
Public Finance—U.S.	$196	$161	$124
Public Finance—non-U.S.	66	25	27
Structured Finance—U.S. (2)	12	27	22
Structured Finance—non-U.S. (3)	15	1	6
Total PVP	$289	$214	$179
Gross Par Written (1):
Public Finance—U.S.	$15,957	$16,039	$16,377
Public Finance—non-U.S.	1,376	677	567
Structured Finance—U.S. (2)	489	1,114	327
Structured Finance—non-U.S. (3)	202	24	65
Total gross par written	$18,024	$17,854	$17,336
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)	Includes capital relief triple-X excess of loss life reinsurance transactions written in 2017 and 2016.

(3)    Relates to reinsurance of aircraft RVI policies.

GWP include amounts collected upfront on all new business written, the present value of future premiums on new financial guaranty business written (discounted at risk free rates), the effects of changes in the estimated lives of transactions in the inforce book of financial guaranty business, and the current installments of non-financial guaranty new business.

In 2017, GWP increased to $307 million from $154 million in 2016, due to increased new financial guaranty business production in U.S. public finance and international infrastructure markets.

U.S. public finance PVP increased in 2017 compared with the comparable prior-year period due mainly to a higher number of large transactions and a more diverse book of underlying credits. The Company's market share, based on par, rose to 58.5% in 2017 from 56.2% in 2016. The Company once again guaranteed the majority of insured par issued in the U.S. while maintaining an A- average rating on new business written.

Outside the U.S., the Company generated $66 million of public finance PVP, in 2017, compared with $25 million in 2016. In 2017 this included several university housing and regulated utilities transactions, a senior liquidity guarantee as part of a European infrastructure refinancing and a project finance infrastructure/public-private-partnership healthcare transaction. Non-U.S. PVP was strong in both the primary and secondary markets in 2017.

In addition, the Company generated $15 million of non-U.S. structured finance PVP in 2017 by providing reinsurance of aircraft residual value policies.

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

From 2013 through February 23, 2018, the Company has repurchased 82.5 million common shares for approximately $2,259 million, excluding commissions. The Board of Directors authorized, on November 1, 2017, an additional $300 million of share repurchases, and as of February 23, 2018, $305 million remains available under the share repurchase authorizations. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016	306	10.7	28.53
2017	501	12.7	39.57
2018 (through February 23, 2018)	43	1.2	34.90
Cumulative repurchases since the beginning of 2013	$2,259	82.5	$27.37

Accretive Effect of Cumulative Repurchases(1)

	Year Ended December 31,
	2017	2016	As of December 31, 2017	As of December 31, 2016
	(per share)
Net income	$2.03	$1.90
Non-GAAP operating income	1.81	1.94
Shareholders' equity			$12.92	$8.92
Non-GAAP operating shareholders' equity			11.80	8.59
Non-GAAP adjusted book value			20.58	14.38
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In 2017, the respective regulators of AGC, AGM and MAC approved those companies' repurchases of shares of common stock from their respective direct parent companies. AGC implemented a $200 million share repurchase in January 2018, AGM implemented a $101 million share repurchase in December 2017 and MAC implemented a $250 million share repurchase in September 2017.

In December 2016, AGM repurchased $300 million of its common stock from AGMH, the majority of which was ultimately distributed to AGL. AGL has used these funds predominantly to repurchase its publicly traded common shares. In June 2016, MAC repaid its $300 million surplus note to MAC Holdings and its $100 million surplus note (plus accrued interest) to AGM with a mixture of cash and/ or marketable securities. MAC Holdings, in turn, distributed $182 million to AGM and $118 million to AGC. See Part II, Item 8, Financial Statements, Note 11, Insurance Company Regulatory Requirements, for information about dividend capacity of the Company's insurance companies.

The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in 2017, Assured Guaranty US Holdings Inc. (AGUS) purchased $28 million of AGMH's outstanding Junior Subordinated Debentures. The Company may choose to make additional purchases of this or other Company debt in the future.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade financial guaranty and CDS contracts with net par of $401 million in 2017, $6.6 billion in 2016 and $2.8 billion in 2015.

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

On January 10, 2017, AGC completed its acquisition of MBIA UK. On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFGH, and on April 1, 2015 AGC completed the acquisition of Radian Asset. These acquisitions added a total of $29.8 billion in net par, and contributed total net income per share of $1.04 in 2017, $2.41 in 2016 and $2.46 in 2015 upon acquisition. At acquisition, these companies contributed shareholders' equity of $84 million in 2017, $296 million in 2016 and $159 million in 2015, and non-GAAP adjusted book value of $322 million in 2017, $512 million in 2016 and $570 million in 2015. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Acquisitions, for additional information.

On February 2, 2018, AGC entered into an agreement with SGI to reinsure, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The transaction also includes the commutation of a book of business ceded to SGI by AGM. The transactions reinsured and commuted will total approximately $14.5 billion. As consideration for the transaction, at closing, SGI will pay $360 million and assign installment premiums estimated to total $55 million in present value to Assured Guaranty. The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet AGC’s new business underwriting criteria. Additionally, on behalf of SGI, AGC will provide certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing. The transaction is subject to regulatory approval and other closing conditions, and is expected to close by the end of the second quarter of 2018.

Alternative Investments. The alternative investments group has been investigating a number of new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies, including, among others, both controlling and non-controlling investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. Separately, in September 2017 the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs).

The Company continues to investigate additional opportunities.

Commutations. The Company entered into various commutation agreements to reassume previously ceded business in 2017, 2016 and 2015 that resulted in gains (recorded in other income) of $328 million in 2017, $8 million in 2016 and $28 million in 2015 and additional net unearned premium reserve of $82 million in 2017 and $23 million in 2015. The Company may also in the future enter into new commutation agreements to reassume portions of its remaining ceded business. See Part II, Item 8, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, has resulted in more favorable outcomes in distressed public finance situations than would have been the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, for example, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated several legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

The Company is currently working with the servicers of some of the RMBS it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans and so improve the performance of the related RMBS.

The Company also continues to purchase attractively priced obligations, including BIG obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of assets purchased for loss mitigation purposes as of December 31, 2017 (excluding the value of the Company's insurance) was $1,024 million, with a par of $1,634 million (including bonds related to FG VIEs of $43 million in fair value and $226 million in par).

In some instances, the terms of the Company's policy gives it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses. The Company may also facilitate the issuance of refunding bonds, by either providing insurance on the refunding bonds or purchasing refunding bonds, or both. Refunding bonds may provide the issuer with payment relief.

Other Events

Brexit

The Company is evaluating the impact on its business of the referendum held in the U.K on June 23, 2016, in which a majority voted for the UK to exit the EU, known as “Brexit”. Negotiations are ongoing to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. The negotiations are likely to last at least until December 2018. Brexit may impact laws, rules and regulations applicable to the Company’s U.K. subsidiaries and U.K. operations.

The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves, which may materially adversely affect the Company’s business, results of operations and financial condition, but the Company has identified certain areas where Brexit may impact its business:

•
Currency Impact. The Company reports its accounts in U.S. dollars, while some of its income, expenses, assets and liabilities are denominated in other currencies, primarily the pound sterling and the euro. During 2016, the year in which a majority in the U.K. voted for Brexit, the value of pound sterling dropped from £0.68 per dollar to £0.81 per dollar, while the euro dropped from €0.83 per dollar to €0.95 per dollar. For the year ended 2016 the Company recognized losses of approximately $21 million in the consolidated statement of operations, net of tax, and approximately $32 million in OCI, net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. Currency exchange rates may also move materially as the terms of Brexit become known.

•
U.K. Business. As of December 31, 2017, approximately $30.1 billion of the Company’s insured net par is to risks located in the U.K., and most of that exposure is to utilities, with much of the rest to hospital facilities, toll roads, government accommodation, housing associations, universities and other public purpose enterprises that the Company believes are not overly vulnerable to Brexit pressures. AGE is currently authorized by the PRA of the Bank of England with permissions sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance in the U.K. Most of the new transactions insured by AGE since 2008 have been in the U.K.

•
Business Elsewhere in the EU. As of December 31, 2017, approximately $7.5 billion of the Company’s insured net par is to risks located in EU and EEA countries other than the U.K. Currently, EU directives allow AGE to conduct business in other EU or EEA states based on its PRA permissions. This is sometimes called “passporting”. Depending on the terms of Brexit, and of any transitional arrangements, AGE may, once Brexit is implemented, lose the ability to insure new transactions, or service existing contracts in non-U.K., EU and EEA countries without obtaining additional licenses, which may require a presence in another EU country. While pertinent laws and regulations have yet to be adopted or passed, the Company does not believe Brexit will adversely affect its surveillance and loss mitigation activities with respect to existing insured transactions in non-U.K. EU and EEA countries, except to the extent Brexit inhibits the issuance of new guaranties in distressed situations in non-U.K. EU or EEA countries. As noted above, most of the new transactions insured by AGE since 2008 have been in the U.K.

•
Employees. While nearly one-third of the employees working in AGE’s London office are non-U.K. EU or EEA citizens, all but two of those employees currently qualify to become permanent residents under current U.K. law.

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

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, consisting primarily of investments and FG VIE assets, represented approximately 17% and 19% of the total assets that are measured at fair value on a recurring basis as of December 31, 2017 and 2016, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Revenues:
Net earned premiums	$690	$864	$766
Net investment income	418	408	423
Net realized investment gains (losses)	40	(29)	(26)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(10)	29	(18)
Net unrealized gains (losses)	121	69	746
Net change in fair value of credit derivatives	111	98	728
Fair value gains (losses) on CCS	(2)	0	27
Fair value gains (losses) on FG VIEs	30	38	38
Bargain purchase gain and settlement of pre-existing relationships	58	259	214
Other income (loss)	394	39	37
Total revenues	1,739	1,677	2,207
Expenses:
Loss and LAE	388	295	424
Amortization of deferred acquisition costs	19	18	20
Interest expense	97	102	101
Other operating expenses	244	245	231
Total expenses	748	660	776
Income (loss) before provision for income taxes	991	1,017	1,431
Provision (benefit) for income taxes	261	136	375
Net income (loss)	$730	$881	$1,056

Net Earned Premiums

Premiums are earned over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business, or books of business acquired in a business combination. See Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information and the expected timing of future premium earnings.

Net Earned Premiums

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$315	$299	$308
Accelerations:
Refundings	269	390	294
Terminations	2	34	23
Total accelerations	271	424	317
Total Public finance	586	723	625
Structured finance(1)
Scheduled net earned premiums and accretion	87	96	125
Terminations	15	45	14
Total structured finance	102	141	139
Other	2	0	2
Total net earned premiums	$690	$864	$766
____________________

(1)	Excludes net earned premiums of $15 million, $16 million and $21 million for 2017, 2016 and 2015, respectively, related to consolidated FG VIEs.

2017 compared with 2016: Net earned premiums decreased in 2017 compared with 2016 due to lower refundings and terminations. At December 31, 2017, $3.4 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The MBIA UK Acquisition increased deferred premium revenue by $383 million at the date of the acquisition.

2016 compared with 2015: Net earned premiums increased in 2016 compared with 2015 due primarily to higher refundings and terminations, partially offset by the lower earned premiums resulting from the scheduled decline in par outstanding. The CIFG Acquisition increased deferred premium revenue by $296 million at the date of the acquisition.

The change in net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of contractual rights to make claim payments on an accelerated basis.

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

The Tax Act included provisions that eliminated advance refunding bonds, which may result in lower volume of municipal obligation refundings in the future and impact the amount of such obligations that could benefit from insurance.

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s insurance obligation with respect to the insured obligations. Terminations are more common in the structured finance asset class, but may also occur in the public finance asset class. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, such that the Company accelerates the recognition of the associated unearned premiums and reduces any remaining premiums receivable.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Income from fixed-maturity securities managed by third parties	$298	$306	$335
Income from internally managed securities:
Fixed maturities (1)	120	103	61
Other	9	8	37
Gross investment income	427	417	433
Investment expenses	(9)	(9)	(10)
Net investment income	$418	$408	$423
____________________

(1)
Net investment income excludes $5 million for 2017 and $10 million for 2016 and $32 million in 2015, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

2017 compared with 2016: Net investment income increased compared to 2016 due primarily to improved underlying cash flows of internally managed securities due to the settlement. The overall pre-tax book yield was 3.68% as of December 31, 2017 and 3.80% as of December 31, 2016, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.14% as of December 31, 2017 compared with 3.30% as of December 31, 2016.

2016 compared with 2015: Net investment income decreased due primarily to lower average investment balances and lower average investment yield. The overall pre-tax book yield was 3.80% as of December 31, 2016 and 4.56% as of December 31, 2015, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.30% as of December 31, 2016 compared with 3.58% as of December 31, 2015.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Gross realized gains on available-for-sale securities	$95	$28	$44
Gross realized losses on available-for-sale securities	(12)	(8)	(15)
Net realized gains (losses) on other invested assets	0	2	(8)
Other-than-temporary impairment	(43)	(51)	(47)
Net realized investment gains (losses)	$40	$(29)	$(26)

Realized gains in 2017 comprise primarily gains on sales of internally managed investments including the gain on sale of the Zohar II Notes exchanged in the MBIA UK Acquisition. Other-than-temporary-impairments in all periods presented were primarily attributable to securities purchased for loss mitigation purposes.

Realized gains in 2016 were due primarily to sales of securities in order to fund the purchase of CIFGH by AGC. Other-than-temporary-impairments in 2016 were attributable to loss mitigation securities and changes in foreign exchange rates.

The realized gains in 2015 were due primarily to sales of securities in order to fund the purchase of Radian Asset by AGC. Net realized investment losses for 2015 include a loss on a forward contract. Other-than-temporary-impairments in 2015 were primarily attributable to loss mitigation securities.

Net Change in Fair Value of Credit Derivatives

Changes in the fair value of credit derivatives occur primarily because of changes in the issuing company's own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates, and other market factors. With volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Changes in expected losses in respect of contracts accounted for as credit derivatives are included in the discussion of “Economic Loss Development” below.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of December 31, 2017, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement, for additional information.

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Realized gains on credit derivatives	$17	$56	$63
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(27)	(27)	(81)
Realized gains (losses) and other settlements (1)	(10)	29	(18)
Net unrealized gains (losses):
Pooled corporate obligations	35	(16)	147
U.S. RMBS	23	22	396
Pooled infrastructure	5	17	17
Infrastructure finance	4	4	—
Other	54	42	186
Net unrealized gains (losses)	121	69	746
Net change in fair value of credit derivatives	$111	$98	$728
____________________
(1)    Includes realized gains and losses due to terminations and settlements of CDS contracts.

Net credit derivative premiums included in the realized gains on credit derivatives line in the table above have declined in 2017, 2016 and 2015 due primarily to the decline in the net par outstanding to $6.2 billion at December 31, 2017 from $17.0 billion at December 31, 2016 and $25.6 billion at December 31, 2015. In addition, as part of its strategic initiative, the Company has been negotiating terminations of investment grade and BIG CDS contracts with its counterparties.The following table presents the effect of terminations on realized gains (losses) and other settlements on credit derivatives.

Terminations and Settlements
of Direct Credit Derivative Contracts

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net par of terminated credit derivative contracts	$331	$3,811	$2,777
Realized gains on credit derivatives	0	20	13
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(15)	—	(116)
Net unrealized gains (losses) on credit derivatives	26	103	465

During 2017, unrealized fair value gains were generated primarily as a result of CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. The termination of several CDS transactions in the pooled corporate collateralized loan obligation (CLO), U.S. RMBS and Other sectors was the primary driver of the unrealized fair value gains. The cost to buy protection in AGC’s and AGM’s name, specifically the five-year CDS spread, did not change materially during the period, and therefore did not have a material impact on the Company’s unrealized fair value gains and losses on CDS.

During 2016, unrealized fair value gains were generated primarily as a result of CDS terminations in the U.S. RMBS and other sectors, run-off of CDS par and price improvements on the underlying collateral of the Company’s CDS. The majority of the CDS transactions that were terminated were as a result of settlement agreements with several CDS counterparties. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on

AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Five-year CDS spread:
AGC	163	158	376
AGM	145	158	366

One-year CDS spread
AGC	70	35	139
AGM	28	29	131

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Change in unrealized gains (losses) on credit derivatives:
Before considering implication of the Company’s credit spreads	$118	$183	$663
Resulting from change in the Company’s credit spreads	3	(114)	83
After considering implication of the Company’s credit spreads	$121	$69	$746

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

Financial Guaranty Variable Interest Entities

As of December 31, 2017 and 2016, the Company consolidated 32 VIEs. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating intercompany transactions. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

•	changes in fair value gains (losses) on FG VIE assets and liabilities,

•	the elimination of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse, and

•	the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt.

Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Consolidated Variable Interest Entities, for additional information.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Fair value gains (losses) on FG VIEs	$30	$38	$38
Elimination of insurance and investment balances	(13)	(18)	(13)
Effect on income before tax	17	20	25
Less: tax provision (benefit)	6	7	8
Effect on net income (loss)	$11	$13	$17

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $30 million. The primary driver of the 2017 gain in fair value of FG VIE assets and liabilities is price appreciation on the FG VIE assets resulting from improvement in the underlying collateral.

In 2016, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $38 million which was primarily driven by net mark-to-market gains due to price appreciation resulting from improvements in the underlying collateral of home equity lines of credit RMBS assets of the FG VIEs.

In 2015, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $38 million which was primarily driven by price appreciation on the Company's FG VIE assets during the year that resulted from improvements in the underlying collateral, as well as large principal paydowns made on the Company's FG VIEs.

In accordance with Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, beginning in 2018, the portion of fair value change in FG VIE liabilities that is related to instrument specific credit risk will be separately presented in OCI as opposed to the income statement.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

In connection with the MBIA UK Acquisition in 2017, the CIFG Acquisition in 2016 and the Radian Asset Acquisition in 2015, the Company recognized bargain purchase gains and gains (losses) on settlements of pre-existing relationships.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Bargain purchase gain	$56	$357	$55
Settlement of pre-existing relationships	2	(98)	159
Total	$58	$259	$214

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

 Other Income (Loss)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Foreign exchange gain (loss) on remeasurement of premium receivable and loss reserves (1)	$57	$(33)	$(15)
Commutation gains	328	8	28
Loss on extinguishment of debt (2)	(9)	—	—
Other (3)	18	64	24
Total other income (loss)	$394	$39	$37
 ____________________
(1)    Foreign exchange gains are due primarily to changes in the exchange rate of the British pound sterling.

(2)
In 2017, the loss on extinguishment of debt was related to AGUS' purchase of $28 million principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the remaining unamortized fair value adjustments that were recorded upon the Company's acquisition of AGMH in 2009.

(3)    Includes primarily benefits due to loss mitigation recoveries.

Economic Loss Development

     The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. See Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposures, and Note 5, Expected Loss to be Paid, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts and the surveillance process for identifying transactions with expected losses. More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. In order to effectively evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. That is, management monitors and assigns ratings and calculates expected losses in the same manner for all its exposures. Management also considers contract specific characteristics that affect the estimates of expected loss.

For a discussion of measurement and recognition policies under GAAP for each type of contract, see the following in Part II, Item 8. "Financial Statements and Supplementary Data" in the Annual Report:
•Note 6 for contracts accounted for as insurance.
•Note 7 for fair value methodologies for credit derivatives and FG VIE assets and liabilities.,
•Note 8 for contracts accounted for as credit derivatives, and
•Note 9 for consolidated FG VIEs.

The discussion of losses that follows encompasses losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid consists primarily of the present value of future: expected claim and LAE payments, expected recoveries from issuers or excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries/payables for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

Net Expected Loss to be Paid

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Public finance	$1,203	$904
Structured finance
U.S. RMBS	73	206
Other structured finance	27	88
Structured finance	100	294
Total	$1,303	$1,198

Economic Loss Development (Benefit) (1)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Public finance	$549	$269	$405
Structured finance
U.S. RMBS	(181)	(91)	(82)
Other structured finance	(55)	(39)	(4)
Structured finance	(236)	(130)	(86)
Total	$313	$139	$319
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

2017 Net Economic Loss Development

The total economic loss development of $313 million in 2017 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates for U.S. dollar denominated obligations used to discount expected losses ranged from 0.0% to 2.78% with a weighted average of 2.38% as of December 31, 2017 and 0.0% to 3.23% with a weighted average of 2.73% as of December 31, 2016. The effect of changes in the risk-free rates used to discount expected losses was a loss of $25 million in 2017.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.1 billion as of December 31, 2017 compared with $7.4 billion as of December 31, 2016. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2017 will be $1,157 million, compared with $871 million as of December 31, 2016. Economic loss development in 2017 was $554 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $181 million and was mainly related to an R&W litigation settlement, and improved second lien U.S. RMBS recoveries. See Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid for additional information.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $55 million, due primarily to a benefit from a litigation settlement related to two triple-X transactions. See Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid for additional information.

2016 Net Economic Loss Development

The total economic loss development of $139 million in 2016 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 3.23% as of December 31, 2016 with a weighted average of 2.73% as of December 31, 2016, and 0.0% to 3.25% as of December 31, 2015 with a weighted average of 2.36% as of December 31, 2015. The effect of changes in the risk-free rates used to discount expected losses was a benefit of $15 million in 2016.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated
BIG by the Company was $7.4 billion as of December 31, 2016 compared with $7.8 billion as of December 31, 2015. The
Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2016 would be $871 million, compared with $771 million as of December 31, 2015. Economic loss development in 2016 was $276 million, which was primarily attributable to Puerto Rico exposures.

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

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.8 billion as of December 31, 2015 compared with $7.9 billion as of December 31, 2014. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2015 would be $771 million, compared with $303 million as of December 31, 2014. Economic loss development in 2015 was approximately $416 million, which was primarily attributable to certain Puerto Rico exposures.

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

Loss and LAE (Financial Guaranty Insurance Contracts)

The primary differences between net economic loss development and loss and LAE are that the amount reported in the consolidated statements of operations:

•
considers deferred premium revenue in the calculation of loss reserves and loss and LAE for financial guaranty insurance contracts. For these transactions, each transaction’s expected loss to be expensed, is compared with the deferred premium revenue of that transaction. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the consolidated statements of operations for the amount of such excess,

•	eliminates loss and LAE related to FG VIEs and

•	does not include estimated losses on credit derivatives.

Loss and LAE reported in non-GAAP operating income (i.e. operating loss and LAE) includes losses on financial guaranty insurance contracts (other than those eliminated due to consolidation of FG VIEs) and credit derivatives.

For financial guaranty insurance contracts, the loss and LAE reported in the consolidated statements of operations is generally recorded only when expected losses exceed deferred premium revenue. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in a business combination generally have the largest deferred premium revenue balances because of the purchase accounting fair value adjustments made at acquisition. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to these policies.

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

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Public finance	$549	$304	$393
Structured finance
U.S. RMBS	(106)	37	54
Other structured finance	(48)	(39)	5
Structured finance	(154)	(2)	59
Total insurance contracts before FG VIE consolidation	395	302	452
Elimination of losses attributable to FG VIEs	(7)	(7)	(28)
Total loss and LAE (1)	$388	$295	$424
____________________

(1)	Excludes credit derivative benefit of $43 million and $20 million for 2017 and 2016, respectively, and credit derivative loss expense of $22 million for 2015.

Loss and LAE in 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit from litigation settlements related to an R&W benefit of $105 million and a triple-X litigation settlement. See Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid for additional information.

Loss and LAE in 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures.

Loss and LAE in 2015 comprised mainly changes in loss estimates on Puerto Rico exposures, second lien U.S. RMBS transactions and Triple-X life insurance transactions. Some of the increases were partially offset by improvements in first lien U.S. RMBS and student loan transactions.

For additional information on schedule of the expected timing of net expected losses to be expensed see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Interest Expense

The following table presents the components of interest expense. For additional information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Long-Term Debt and Credit Facilities.

Interest Expense

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Debt issued by AGUS	$44	$48	$49
Debt issued by AGMH	54	54	54
Notes payable by AGM	0	0	(2)
Purchased debt	(1)	—	—
Total	$97	$102	$101

In December 2016, $150 million of debt issued by AGUS became floating rate interest debt, that resets quarterly, at a rate equal to three month London Interbank Offered Rate (LIBOR) plus a margin equal to 2.38%. The interest rate on the debt was previously a fixed rate of 6.4%.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

 2017 compared with 2016: Other operating expenses in 2017 decreased slightly compared to 2016 due primarily to lower rent and depreciation expense, offset in part by higher compensation expense.

2016 compared with 2015: Other operating expenses increased in 2016 compared to 2015 due primarily to higher compensation expense and accelerated amortization of leasehold improvements as a result of the Company's move of its New York offices.

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, investment basis difference, loss and LAE reserves, unearned premium reserves and tax attributes for net operating losses, alternative minimum tax credits and foreign tax credits.

As of December 31, 2017 and December 31, 2016, the Company had a net deferred income tax asset of $98 million and $497 million, respectively. The decrease in 2017 from 2016 is mainly attributable to tax losses incurred on Puerto Rico policies as well as the revaluation of ending deferred taxes using the new corporate tax rate of 21%, pursuant to the Tax Act enacted on December 22, 2017.

Provision for Income Taxes and Effective Tax Rates

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Total provision (benefit) for income taxes	$261	$136	$375
Effective tax rate	26.3%	13.4%	26.2%

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 35%, U.K. subsidiaries taxed at the U.K. blended marginal corporate tax rate of 19.25% unless taxed as a U.S. CFC, and no taxes for the Company’s Bermuda subsidiaries, which consist of AG Re, AGRO, and Cedar Personnel Ltd., unless subject to U.S tax by election or as a U.S. CFC. AGE, the Company’s U.K. subsidiary, had previously elected under U.S. Internal Revenue Code Section 953(d) to be taxed as a U.S. company. In January 2017, AGE filed a request with the U.S. IRS to revoke the election, which was approved in May 2017. As a result of the revocation of the Section 953(d) election, AGE will no longer be liable to pay future U.S. taxes beginning in 2017. Pursuant to the Tax Act, previously untaxed unremitted earnings of the Company's CFCs were subject to a one-time tax charge at an effective tax rate of 15.5%.

The impact of the Tax Act includes the deemed repatriation of all previously untaxed unremitted earnings of CFCs as previously discussed as well as the permanent write down of various tax attributes and other net deferred tax assets related to the reduction of the statutory corporate tax rate from 35% to 21% as of January 1, 2018. The net impact of the Tax Act in 2017 was a charge of $61 million. See Part II, Item 8, Financial Statements and Supplementary Data, Note 12, Income Taxes, for more details.

In April 2017, the Company received a final letter from the IRS to close the audit for the period of 2009 - 2012, with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. Other non-taxable book-to-tax differences were mostly consistent compared with the prior period, with the exception of the benefit on bargain purchase gains from the MBIA UK Acquisition, the CIFG Acquisition and the Radian Asset Acquisition.

Non-GAAP Financial Measures

To reflect the key financial measures that management analyzes in evaluating the Company’s operations and progress towards long-term goals, the Company discloses both financial measures determined in accordance with GAAP and financial measures not determined in accordance with GAAP (non-GAAP financial measures).

Financial measures identified as non-GAAP should not be considered substitutes for GAAP financial measures. The primary limitation of non-GAAP financial measures is the potential lack of comparability to financial measures of other companies, whose definitions of non-GAAP financial measures may differ from those of the Company.

By disclosing non-GAAP financial measures, the Company gives investors, analysts and financial news reporters access to information that management and the Board of Directors review internally. The Company believes its presentation of non-GAAP financial measures, along with the effect of FG VIE consolidation, provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and for investors, analysts and the financial news media to evaluate Assured Guaranty’s financial results.

GAAP requires the Company to consolidate certain VIEs that have issued debt obligations insured by the Company. However, the Company does not own such VIEs and its exposure is limited to its obligation under its financial guaranty insurance contract. Management and the Board of Directors use non-GAAP financial measures adjusted to remove FG VIE consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses these core financial measures in its decision making process and in its calculation of certain components of management compensation. Wherever possible, the Company has separately disclosed the effect of FG VIE consolidation.

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

Many investors, analysts and financial news reporters also use non-GAAP adjusted book value, adjusted to remove the effect of FG VIE consolidation, to evaluate AGL’s share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Non-GAAP operating income adjusted for the effect of FG VIE consolidation enables investors and analysts to evaluate the Company’s financial results in comparison with the consensus analyst estimates distributed publicly by financial databases.

The core financial measures that the Company uses to help determine compensation are: (1) non-GAAP operating income, adjusted to remove the effect of FG VIE consolidation, (2) non-GAAP operating shareholders' equity, adjusted to remove the effect of FG VIE consolidation, (3) growth in non-GAAP adjusted book value per share, adjusted to remove the effect of FG VIE consolidation, and (4) PVP.

 The following paragraphs define each non-GAAP financial measure disclosed by the Company and describe why it is useful. To the extent there is a directly comparable GAAP financial measure, a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is presented below.

Non-GAAP Operating Income

Management believes that non-GAAP operating income is a useful measure because it clarifies the understanding of the underwriting results and financial condition of the Company and presents the results of operations of the Company excluding the fair value adjustments on credit derivatives and CCS that are not expected to result in economic gain or loss, as well as other adjustments described below. Management adjusts non-GAAP operating income further by removing FG VIE consolidation to arrive at its core operating income measure. Non-GAAP operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

5)	Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

Reconciliation of Net Income (Loss)
to Non-GAAP Operating Income

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income (loss)	$730	$881	$1,056
Less pre-tax adjustments:
Realized gains (losses) on investments	40	(30)	(27)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	43	36	505
Fair value gains (losses) on CCS	(2)	0	27
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	57	(33)	(15)
Total pre-tax adjustments	138	(27)	490
Less tax effect on pre-tax adjustments	(69)	13	(144)
Non-GAAP operating income	$661	$895	$710

Gain (loss) related to FG VIE consolidation (net of tax provision of $6, $7 and $4) included in non-GAAP operating income	$11	$12	$11

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

3)
Elimination of unrealized gains (losses) on the Company’s investments that are recorded as a component of AOCI (excluding foreign exchange remeasurement). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore should not recognize an economic gain or loss.

 4) Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

Management uses non-GAAP adjusted book value, adjusted for FG VIE consolidation, to measure the intrinsic value of the Company, excluding franchise value. Growth in non-GAAP adjusted book value per share, adjusted for FG VIE consolidation (core adjusted book value), is one of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors. Management believes that non-GAAP adjusted book value is a useful measure because it enables an evaluation of the Company’s in-force premiums and revenues net of expected losses. Non-GAAP adjusted book value is non-GAAP operating shareholders’ equity, as defined above, further adjusted for the following:

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of December 31, 2017		As of December 31, 2016
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,839	$58.95	$6,504	$50.82
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(146)	(1.26)	(189)	(1.48)
Fair value gains (losses) on CCS	60	0.52	62	0.48
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	487	4.20	316	2.47
Less taxes	(83)	(0.71)	(71)	(0.54)
Non-GAAP operating shareholders’ equity	6,521	56.20	6,386	49.89
Pre-tax adjustments:
Less: Deferred acquisition costs	101	0.87	106	0.83
Plus: Net present value of estimated net future revenue	146	1.26	136	1.07
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,966	25.56	2,922	22.83
Plus taxes	(512)	(4.41)	(832)	(6.50)
Non-GAAP adjusted book value	$9,020	$77.74	$8,506	$66.46

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax (provision) benefit of $(2) and $4)	$5	$0.03	$(7)	$(0.06)

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $3 and $12)	$(14)	$(0.12)	$(24)	$(0.18)

Net Present Value of Estimated Net Future Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated revenue for non-financial guaranty insurance contracts. There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from the Company’s non-financial guaranty insurance contracts, net of reinsurance, ceding commissions and premium taxes, for contracts without expected economic losses, and is discounted at 6%. Estimated net future revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

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

Reconciliation of GWP to PVP

	Year Ended December 31, 2017
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$190	$105	$(1)	$13	$307
Less: Installment GWP and other GAAP adjustments(1)	(3)	103	(1)	0	99
Upfront GWP	193	2	0	13	208
Plus: Installment premium PVP	3	64	12	2	81
PVP	$196	$66	$12	$15	$289

	Year Ended December 31, 2016
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$142	$15	$(1)	$(2)	$154
Less: Installment GWP and other GAAP adjustments(1)	(19)	15	(4)	(2)	(10)
Upfront GWP	161	0	3	0	164
Plus: Installment premium PVP	0	25	24	1	50
PVP	$161	$25	$27	$1	$214

	Year Ended December 31, 2015
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$119	$41	$23	$(2)	$181
Less: Installment GWP and other GAAP adjustments(1)	(5)	41	21	(2)	55
Upfront GWP	124	0	2	0	126
Plus: Installment premium PVP	0	27	20	6	53
PVP	$124	$27	$22	$6	$179
_____________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

Insured Portfolio

Financial Guaranty Exposure

The following tables present the insured portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding. These amounts are included in the investment portfolio, because the Company manages such securities as investments, and not insurance exposure. As of December 31, 2017 and December 31, 2016, the Company excluded $2.0 billion and $2.1 billion, respectively, of net par attributable to loss mitigation securities and other loss mitigation strategies.

Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2017		As of December 31, 2016
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$90,705	A-	$107,717	A
Tax backed	44,350	A-	49,931	A-
Municipal utilities	32,357	A-	37,603	A
Transportation	17,030	A-	19,403	A-
Healthcare	8,763	A	11,238	A
Higher education	8,195	A	10,085	A
Infrastructure finance	4,216	BBB+	3,769	BBB+
Housing revenue	1,319	BBB+	1,559	A-
Investor-owned utilities	523	A-	697	BBB+
Other public finance—U.S.	1,934	A	2,796	A
Total public finance—U.S.	209,392	A-	244,798	A
Non-U.S.:
Infrastructure finance	18,234	BBB	10,731	BBB
Regulated utilities	16,689	BBB+	9,263	BBB+
Pooled infrastructure	1,561	AAA	1,513	AAA
Other public finance	6,438	A	4,874	A
Total public finance—non-U.S.	42,922	BBB+	26,381	BBB+
Total public finance	252,314	A-	271,179	A-
Structured finance:
U.S.:
RMBS	4,818	BBB-	5,637	BBB-
Consumer receivables	1,590	A-	1,652	BBB+
Insurance securitizations	1,449	A+	2,308	A+
Financial products	1,418	AA-	1,540	AA-
Pooled corporate obligations	1,347	A	10,050	AAA
Commercial receivables	146	BBB	230	BBB-
Other structured finance—U.S.	456	A+	640	AA-
Total structured finance—U.S.	11,224	BBB+	22,057	A+
Non-U.S.:
RMBS	637	A-	604	A-
Commercial receivables	296	A	356	BBB+
Pooled corporate obligations	157	A+	1,535	AA
Other structured finance	324	A	587	AA
Total structured finance—non-U.S.	1,414	A	3,082	AA-
Total structured finance	12,638	A-	25,139	AA-
Total net par outstanding	$264,952	A-	$296,318	A

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$877	0.4%	$2,541	5.9%	$1,655	14.7%	$319	22.5%	$5,392	2.1%
AA	30,016	14.3	205	0.5	3,915	34.9	76	5.4	34,212	12.9
A	118,620	56.7	13,936	32.5	1,630	14.5	210	14.9	134,396	50.7
BBB	52,739	25.2	24,509	57.1	763	6.8	703	49.7	78,714	29.7
BIG	7,140	3.4	1,731	4.0	3,261	29.1	106	7.5	12,238	4.6
Total net par outstanding	$209,392	100.0%	$42,922	100.0%	$11,224	100.0%	$1,414	100.0%	$264,952	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,066	0.8%	$2,221	8.4%	$9,757	44.2%	$1,447	47.0%	$15,491	5.2%
AA	46,420	19.0	170	0.6	5,773	26.2	127	4.1	52,490	17.7
A	133,829	54.7	6,270	23.8	1,589	7.2	456	14.8	142,144	48.0
BBB	55,103	22.5	16,378	62.1	879	4.0	759	24.6	73,119	24.7
BIG	7,380	3.0	1,342	5.1	4,059	18.4	293	9.5	13,074	4.4
Total net par outstanding	$244,798	100.0%	$26,381	100.0%	$22,057	100.0%	$3,082	100.0%	$296,318	100.0%

The tables below show the Company's ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2017:

Ten Largest U.S. Public Finance Exposures
by Revenue Source
As of December 31, 2017

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$4,821	2.3%	BBB
Illinois (State of)	2,059	1.0	BBB
Chicago (City of) Illinois	1,659	0.8	BBB+
Puerto Rico, General Obligation, Appropriations and Guarantees of the Commonwealth	1,578	0.7	CCC-
Pennsylvania (Commonwealth of)	1,481	0.7	A-
North Texas Tollway Authority	1,383	0.7	A
Puerto Rico Highways & Transportation Authority	1,377	0.6	CC-
California (State of)	1,312	0.6	A
Chicago Public Schools, Illinois	1,227	0.6	BBB-
Massachusetts (Commonwealth of)	1,200	0.6	AA-
Total of top ten U.S. public finance exposures	$18,097	8.6%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2017

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Securitization	$500	4.5%	AA
SLM Private Credit Student Trust 2007-A	500	4.5	A+
Private US Insurance Securitization	424	3.8	AA
SLM Private Credit Student Loan Trust 2006-C	327	2.9	A+
Private US Insurance Securitization	250	2.2	AA
Option One 2007-FXD2	217	1.9	CCC
Timberlake Financial, LLC Floating Insured Notes	190	1.7	BBB-
Soundview 2007-WMC1	163	1.5	CCC
Countrywide HELOC 2006-I	160	1.4	BB
Nomura Asset Accept. Corp. 2007-1	140	1.2	CCC
Total of top ten U.S. structured finance exposures	$2,871	25.6%

Ten Largest Non-U.S. Exposures
As of December 31, 2017

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Southern Water Services Limited	United Kingdom	$2,567	5.8%	A-
Hydro-Quebec, Province of Quebec	Canada	2,062	4.6	A+
Societe des Autoroutes du Nord et de l'Est de France S.A.	France	1,808	4.1	BBB+
Thames Water Utility Finance PLC	United Kingdom	1,519	3.4	A-
Anglian Water Services Financing	United Kingdom	1,466	3.3	A-
Dwr Cymru Financing Limited	United Kingdom	1,447	3.3	A-
Southern Gas Networks PLC	United Kingdom	1,082	2.4	BBB
Channel Link Enterprises Finance PLC	France, United Kingdom	1,014	2.3	BBB
National Grid Gas PLC	United Kingdom	978	2.2	BBB+
British Broadcasting Corporation	United Kingdom	959	2.2	A+
Total of top ten non-U.S. exposures		$14,902	33.6%

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of the Company's financial guaranty portfolio.

Geographic Distribution
of Financial Guaranty Portfolio
As of December 31, 2017

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
California	1,368	$36,507	13.8%
Texas	1,229	19,027	7.2
Pennsylvania	744	18,061	6.8
Illinois	702	17,044	6.4
New York	871	15,672	5.9
New Jersey	444	12,441	4.7
Florida	294	10,272	3.9
Michigan	439	6,353	2.4
Puerto Rico	18	4,968	1.9
Alabama	296	4,808	1.8
Other	3,112	64,239	24.3
Total U.S. public finance	9,517	209,392	79.1
U.S. Structured finance (multiple states)	512	11,224	4.2
Total U.S.	10,029	220,616	83.3
Non-U.S.:
United Kingdom	126	30,062	11.3
France	10	3,167	1.2
Canada	9	2,690	1.0
Australia	12	2,309	0.9
Italy	9	1,497	0.6
Other	44	4,611	1.7
Total non-U.S.	210	44,336	16.7
Total	10,239	$264,952	100.0%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following table sets forth the distribution of the Company's portfolio by original size of the Company's exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2017

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	13,504	$35,572	14.1%
$10 through $50 million	4,546	73,913	29.3
$50 through $100 million	802	41,516	16.5
$100 million to $200 million	404	40,424	16.0
$200 million or greater	251	60,889	24.1
Total	19,507	$252,314	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2017

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	162	$65	0.5%
$10 through $50 million	191	1,286	10.2
$50 through $100 million	69	1,580	12.5
$100 million to $200 million	98	3,240	25.6
$200 million or greater	106	6,467	51.2
Total	626	$12,638	100.0%

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of December 31, 2017, all of which is rated BIG. Puerto Rico experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. More recently, Hurricane Maria created additional challenges for Puerto Rico. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR). Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year.  The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company. Prior to the enactment of PROMESA, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's attempt to "claw back" pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico (1)
As of December 31, 2017

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (2)	Total Net Par Outstanding (3)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (4)	$670	$343	$407	$(1)	$1,419	$1,469
Puerto Rico Public Buildings Authority (PBA)	9	141	0	(9)	141	146
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (4)	252	511	204	(85)	882	913
PRHTA (Highway revenue) (4)	358	93	44	—	495	556
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	17	1	—	18	18
Other Public Corporations
Puerto Rico Electric Power Authority (PREPA) (4)	547	73	233	—	853	870
PRASA	—	284	89	—	373	373
MFA	221	54	85	—	360	416
Puerto Rico Sales Tax Financing Corporation (COFINA) (4)	263	—	9	—	272	272
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$2,320	$1,669	$1,072	$(95)	$4,966	$5,186
____________________

(1)
The December 31, 2017 amounts include $389 million (which comprises $36 million of General Obligation Bonds, $134 million of PREPA, $144 million of PRHTA (Highways revenue), and $75 million of MFA) related to 2017 commutations of previously ceded business. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance and Other Monoline Exposures, for more information.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(3)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $26 million and a fully accreted net par at maturity of $56 million. Of these amounts, current net par of $20 million and fully accreted net par at maturity of $50 million relate to the COFINA, current net par of $4 million and fully accreted net par at maturity of $4 million relate to the PRHTA, and current net par of $2 million and fully accreted net par at maturity of $2 million relate to the Commonwealth General Obligation Bonds.

(4)	As of the date of this filing, the seven-member federal financial oversight board established by PROMESA has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of December 31, 2017

	Scheduled Net Par Amortization
	2018 (1Q)	2018 (2Q)	2018 (3Q)	2018 (4Q)	2019	2020	2021	2022	2023 -2027	2028 -2032	2033 -2037	2038 -2042	2043 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$0	$78	$0	$87	$141	$15	$37	$279	$215	$567	$—	$—	$1,419
PBA	—	—	—	—	3	5	13	0	64	16	40	—	—	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	0	38	—	32	25	18	28	120	157	279	185	—	882
PRHTA (Highway revenue)	—	—	20	—	21	22	35	6	100	112	179	—	—	495
PRCCDA	—	—	—	—	—	—	—	—	19	24	109	—	—	152
PRIFA	—	—	2	—	—	—	—	—	2	—	—	14	—	18
Other Public Corporations
PREPA	—	—	5	—	26	48	28	28	467	238	13	—	—	853
PRASA	—	—	—	—	—	—	—	—	81	29	—	2	261	373
MFA	—	—	57	—	55	45	40	40	102	21	—	—	—	360
COFINA	0	0	0	0	(1)	(1)	(2)	(2)	(5)	(1)	30	252	2	272
U of PR	—	—	0	—	0	0	0	0	0	1	0	—	—	1
Total	$0	$0	$200	$0	$223	$285	$147	$137	$1,229	$812	$1,217	$453	$263	$4,966

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of December 31, 2017

	Scheduled Net Debt Service Amortization
	2018 (1Q)	2018 (2Q)	2018 (3Q)	2018 (4Q)	2019	2020	2021	2022	2023 -2027	2028 -2032	2033 -2037	2038 -2042	2043 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$37	$0	$114	$0	$156	$206	$74	$94	$536	$396	$649	$—	$—	$2,262
PBA	4	—	4	—	10	12	20	6	93	30	45	—	—	224
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	23	0	61	—	76	67	59	68	301	300	372	210	—	1,537
PRHTA (Highway revenue)	13	—	33	—	47	46	58	27	186	182	203	—	—	795
PRCCDA	3	—	3	—	7	7	7	7	54	55	121	—	—	264
PRIFA	0	—	2	—	1	1	1	1	6	4	3	16	—	35
Other Public Corporations
PREPA	18	3	22	3	65	87	63	62	588	273	15	—	—	1,199
PRASA	10	—	10	—	19	19	19	19	172	99	68	69	314	818
MFA	9	—	67	—	70	58	50	48	123	22	—	—	—	447
COFINA	6	0	6	0	13	13	13	13	70	74	96	307	2	613
U of PR	0	—	0	—	0	0	0	0	0	1	0	—	—	1
Total	$123	$3	$322	$3	$464	$516	$364	$345	$2,129	$1,436	$1,572	$602	$316	$8,195

Financial Guaranty Exposure to U.S. Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of December 31, 2017, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 23% of total BIG net par outstanding. See Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of December 31, 2017

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(dollars in millions)
AAA	$4	$117	$25	$1,257	$0	$1,404
AA	25	207	31	238	—	500
A	0	—	0	85	0	85
BBB	2	0	—	63	2	67
BIG	117	490	59	1,055	1,039	2,761
Total exposures	$150	$814	$115	$2,698	$1,041	$4,818

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2017

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$19	$37	$13	$815	$51	$935
2005	74	268	27	155	217	742
2006	57	57	20	573	301	1,009
2007	—	451	55	1,084	472	2,063
2008	—	—	—	70	—	70
Total exposures	$150	$814	$115	$2,698	$1,041	$4,818

Financial Guaranty Exposure to the U.S. Virgin Islands

As of December 31, 2017, the Company had $498 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $224 million BIG. The $274 million USVI net par the Company rated investment grade was comprised primarily of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $224 million BIG USVI net par comprised (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

Hurricane Irma caused significant damage in St. John and St. Thomas, while Hurricane Maria made landfall on St. Croix as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and substantial damage to St. Croix’s businesses and infrastructure, including the power grid. The USVI is benefiting from the federal response to the 2017 hurricanes and has made its debt service payments to date.

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty reinsurance in transactions with similar risk profiles to its structured finance exposures written in financial guaranty form.

The Company provided capital relief triple-X excess of loss life reinsurance approximating $675 million of net exposure as of December 31, 2017 and $390 million as of December 31, 2016. The capital relief triple-X excess of loss life reinsurance net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

In addition, the Company started providing reinsurance on aircraft RVI policies in the first quarter of 2017 and had net exposure of $140 million to such reinsurance as of December 31, 2017.

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

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. These reinsurers are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers post collateral on terms negotiated with the Company. The total collateral posted by all non-affiliated reinsurers as of December 31, 2017 was approximately $118 million.

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

In "second-to-pay" transactions, the Company provides insurance on an obligation that is already insured by another financial guarantor. In that case, if the underlying obligor and the financial guarantor both fail to pay an amount scheduled to be paid, the Company would be obligated to pay. The Company underwrites these transactions based on the underlying obligation, without regard to the financial guarantor. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

Exposure to Reinsurers (1)

	As of December 31,
	2017	2016
	(in millions)
Par Outstanding:
Ceded par outstanding (2)	$4,434	$11,156
Assumed par outstanding	8,383	13,264
Second-to-pay insured par outstanding (3)	6,605	11,539
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of December 31, 2017 and December 31, 2016 was approximately $118 million and $387 million, respectively.

(2)	Of the total ceded par to unrated or BIG rated reinsurers, $296 million and $384 million is rated BIG as of December 31, 2017 and December 31, 2016, respectively.

(3)
The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG and/or not rated is $204 million and $788 million as of December 31, 2017 and December 31, 2016, respectively.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries, purchase outstanding Company debt, or in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “Distributions From Subsidiaries” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Intercompany sources (uses):
Distributions to AGL from:
AG Re	$125	$100	$150
AGUS	470	288	455
Distributions to AGUS from:
AGC	107	79	90
AGMH	278	513	234
Distributions from AGUS to:
AGMH	(25)	—	—
Distributions to AGMH from:
AGM	297	547	240
External sources (uses):
Dividends paid to AGL shareholders	(70)	(69)	(72)
Repurchases of common shares(1)	(501)	(306)	(555)
Interest paid by AGMH and AGUS(2)	(78)	(95)	(95)
Purchase of AGMH's debt by AGUS	(28)	—	—
____________________

(1)	See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)	See Long-Term Obligations below for interest paid by subsidiary.

Distributions From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC, AGM, MAC and to AG Re are described in Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance company subsidiaries are as follows:

•
The maximum amount available during 2018 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $190 million, of which approximately $73 million is estimated to be available for distribution in the first quarter of 2018.

•
The maximum amount available during 2018 for AGC to distribute as ordinary dividends is approximately $133 million, of which approximately $54 million is available for distribution in the first quarter of 2018.

•
The maximum amount available during 2018 for MAC to distribute as dividends to Municipal Assurance Holdings Inc. (MAC Holdings), which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $27 million, of which approximately $3 million is available for distribution in the first quarter of 2018.

•
Based on the applicable law and regulations, in 2018 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $324 million as of December 31, 2017.

Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2017, AG Re had unencumbered assets of approximately $554 million.

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

Other recent capital distributions from the insurance company subsidiaries are as follows:

•	On December 21, 2017, the MIA approved and in January 2018, AGC repurchased $200 million in shares of its common stock from its direct parent, AGUS.

•
On November 20, 2017 and November 25, 2016, the New York Superintendent approved and AGM repurchased $101 million and $300 million, respectively, in shares of its common stock from its direct parent, AGMH.

•
On August 17, 2017, the New York Superintendent approved MAC's request to repurchase its shares of common stock from its direct parent, MAC Holdings, for approximately $250 million. On September 25, 2017, MAC transferred approximately $104 million in cash and $146 million in marketable securities to MAC Holdings, which then distributed such assets to its shareholders, AGM and AGC, in proportion to their respective 61% and 39% ownership interests.

•
On June 30, 2016, MAC obtained approval from the NYDFS to repay its $300 million surplus note to MAC Holdings and its $100 million surplus note (plus accrued interest) to AGM. Accordingly, on June 30, 2016, MAC transferred cash and/or marketable securities to (i) MAC Holdings in an aggregate amount equal to $300 million, and (ii) AGM in an aggregate amount of $102.5 million. MAC Holdings then distributed $182 million to AGM and $118 million to AGC.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2017 and 2016, AGUS repaid $10 million and $20 million, respectively, in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of December 31, 2017, $60 million remained outstanding.

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

Cash and Investments

As of December 31, 2017, AGL had $36 million in cash and short-term investments. AGUS and AGMH had a total of $170 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $149 million in fixed-maturity securities (excluding AGUS' investment in AGMH's debt) with weighted average duration of 0.1 years.

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	operating expenses,

•	claims on the insured portfolio,

•	dividends to AGL, AGUS and/or AGMH, as applicable,

•	posting of collateral in connection with credit derivatives and reinsurance transactions,

•	reinsurance premiums,

•	principal of and, where applicable, interest on surplus notes, and

•	capital investments in their own subsidiaries, where appropriate.

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

Claims (Paid) Recovered

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Public finance	$(263)	$(216)	$(29)
Structured finance:
U.S. RMBS	48	(90)	(97)
Other structured finance	(14)	(48)	(161)
Structured finance	34	(138)	(258)
Claims (paid) recovered, net of reinsurance(1)	$(229)	$(354)	$(287)
____________________

(1)	Includes $8 million, $11 million and $21 million paid in 2017, 2016 and 2015, respectively, for consolidated FG VIEs.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.0 billion, all of which is rated BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment exacerbated by the impact of hurricane Maria in September 2017. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $853 million as of December 31, 2017. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At December 31, 2017, approximately $1.6 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation for $497 million of the CDS insured by AGC requires AGC to post collateral, in some cases subject to a cap, to secure its obligation to make payments under such contracts. As of December 31 2017, AGC was posting $18 million of collateral to satisfy these requirements and the maximum posting requirement was $464 million.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$414	$(156)	$(114)
Effect of FG VIE consolidation	19	24	43
Net cash flows provided by (used in) operating activities - reported	433	(132)	(71)
Net cash flows provided by (used in) investing activities before effects of acquisitions and FG VIE consolidation	112	924	1,623
Acquisitions, net of cash acquired	95	(435)	(800)
Effect of FG VIE consolidation	138	587	171
Net cash flows provided by (used in) investing activities - reported	345	1,076	994
Net cash flows provided by (used in) financing activities before effects of dividends, share repurchases and FG VIE consolidation	(38)	8	(6)
Dividends paid	(70)	(69)	(72)
Repurchases of common stock	(501)	(306)	(555)
Effect of FG VIE consolidation	(157)	(611)	(214)
Net cash flows provided by (used in) financing activities - reported (1)	(766)	(978)	(847)
Effect of exchange rate changes	5	(5)	(4)
Cash and restricted cash at beginning of period	127	166	94
Total cash and restricted cash at the end of the period	$144	$127	$166
____________________

(1)	Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from consolidated FG VIEs, cash inflows from operating activities increased in 2017 compared with 2016 due primarily to lower net claim payments, commutation premiums received and higher premium collections on new business in 2017.

Excluding net cash flows from FG VIE consolidation, cash outflows from operating activities increased in 2016 compared with 2015 due primarily to claim payments on Puerto Rico bonds, higher accelerated claim payments as a means of mitigating future losses and lower cash received from commutations.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities, acquisitions and FG VIEs. Investing cash flows in 2017, 2016 and 2015 include inflows of $147 million, $629 million and $400 million from paydowns on FG VIE assets, respectively. The increase in inflows from FG VIEs in 2016 was due to the proceeds from a paydown of a large transaction.

Financing activities consisted primarily of paydowns of FG VIE liabilities, share repurchases and dividends. Financing cash flows in 2017, 2016 and 2015 include outflows of $157 million, $611 million and $214 million for FG VIEs, respectively. The increase in outflows from FG VIEs in 2016 was due to the paydown of a large transaction.

From January 1, 2018 through February 23, 2018, the Company repurchased an additional 1.2 million common shares. As of February 23, 2018, the Company had remaining authorization to purchase common shares of $305 million on a settlement basis. For more information about the Company's share repurchases and authorizations, see Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. The Company leases and occupies approximately 103,500 square feet in New York City through 2032. Subject to certain conditions, the Company has an option to renew the lease for five years at a fair market rent. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2029. See “–Contractual Obligations” or Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Commitments and Contingencies, for lease payments due by period. Rent expense was $8.7 million in 2017, $13.4 million in 2016 and $10.5 million in 2015.

Long-Term Debt Obligations

The Company has outstanding long-term debt comprising primarily debt issued by AGUS and AGMH. All of such debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis. The outstanding principal, and interest paid, on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of December 31,		Year Ended December 31,
	2017	2016	2017	2016	2015
	(in millions)
AGUS (1)	$850	$850	$32	$49	$49
AGMH	730	730	46	46	46
AGM	6	9	0	0	0
Purchased debt (2)	(28)	—	(1)	—	—
Total	$1,558	$1,589	$77	$95	$95
 ____________________

(1)	Semi-annual debt service for 5% senior notes was paid on the last business day of 2015 and 2016 and on the first business day of 2018. Due date for the payment is the first business day of each year.

(2)	In 2017, AGUS purchased $28 million principal amount of AGMH's outstanding Junior Subordinated Debentures.

Issued by AGUS:

7% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7% Senior Notes due 2034 for net proceeds of $197 million. Although the coupon on the Senior Notes is 7%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge. The notes are redeemable, in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price.

5% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 for net proceeds of $495 million. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of common shares of AGL. The notes are redeemable, in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price.

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures paid a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption.

Issued by AGMH:

6 7/8% QUIBS.  On December 19, 2001, AGMH issued $100 million face amount of 6 7/8% QUIBS due December 15, 2101, which are redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest up to but not including the date of redemption.

6.25% Notes.  On November 26, 2002, AGMH issued $230 million face amount of 6.25% Notes due November 1, 2102, which are redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest up to but not including the date of redemption.

5.6% Notes.  On July 31, 2003, AGMH issued $100 million face amount of 5.6% Notes due July 15, 2103, which are redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest up to but not including the date of redemption.

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

	As of December 31, 2017
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in millions)
Long-term debt(1):
7% Senior Notes	$14	$28	$28	$360	$430
5% Senior Notes	25	50	50	550	675
Series A Enhanced Junior Subordinated Debentures	7	13	14	466	500
6 7/8% QUIBS	7	14	14	643	678
6.25% Notes	14	29	29	1,378	1,450
5.6 Notes	6	11	11	551	579
Junior Subordinated Debentures	19	38	38	1,145	1,240
Notes Payable	2	3	1	1	7
Operating lease obligations (2)	8	18	17	80	123
Other compensation plans (3)	13	—	—	—	13
Estimated claim payments (4)	328	1,059	375	341	2,103
Ceded premium payable, net of commission	7	9	9	33	58
Other	36	—	—	—	36
Total	$486	$1,272	$586	$5,548	$7,892
 ____________________

(1)	Includes interest and principal payments. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Long-Term Debt and Credit Facilities, for expected maturities of debt.

(2)	Operating lease obligations exclude escalations in building operating costs and real estate taxes.

(3)
Amount excludes approximately $66 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $17 million of liabilities under Performance Retention Plan, which are payable at the time of vesting or termination of employment by either employer or employee. Given the nature of these awards, the Company is unable to determine the year in which they will be paid.

(4)
Claim payments represent estimated expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs. The amounts presented are not reduced for cessions under reinsurance contracts. Amounts include any benefit anticipated from excess spread or other recoveries within the contracts but do not reflect any benefit for recoveries under breaches of R&W.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 5.3 years as of December 31, 2017 and December 31, 2016. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement and Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of December 31, 2017		As of December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,504	$5,760	$5,269	$5,432
U.S. government and agencies	272	285	424	440
Corporate securities	1,973	2,018	1,612	1,613
Mortgage-backed securities(1):
RMBS	852	861	998	987
CMBS	540	549	575	583
Asset-backed securities	730	896	835	945
Foreign government securities	316	305	261	233
Total fixed-maturity securities	10,187	10,674	9,974	10,233
Short-term investments	627	627	590	590
Total fixed-maturity and short-term investments	$10,814	$11,301	$10,564	$10,823
 ____________________

(1)	Government-agency obligations were approximately 39% of mortgage backed securities as of December 31, 2017 and 42% as of December 31, 2016, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of December 31, 2017 and December 31, 2016, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	0	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	0	80	(3)	109	(3)
Asset-backed securities	48	0	3	0	51	0
Foreign government securities	20	0	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities(1)		244		264		499
Number of securities with other-than-temporary impairment(1)		17		15		31

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	0
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities(1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2017, 28 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2017 was $27 million. As of December 31, 2016, of the securities in an unrealized loss position for 12 months or more, 41 securities had unrealized losses greater than 10% of book value with an unrealized loss of $59 million. The Company has determined that the unrealized losses recorded as of December 31, 2017 and December 31, 2016 were yield related and not the result of other-than-temporary-impairment.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2017

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$254	$256
Due after one year through five years	1,574	1,604
Due after five years through 10 years	2,368	2,443
Due after 10 years	4,599	4,961
Mortgage-backed securities:
RMBS	852	861
CMBS	540	549
Total	$10,187	$10,674

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2017 and December 31, 2016. Ratings reflect the lower of Moody's and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of December 31, 2017	As of December 31, 2016
AAA	14.3%	11.6%
AA	52.4	54.8
A	18.9	17.9
BBB	3.4	1.9
BIG(1)	10.5	13.5
Not rated	0.5	0.3
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, for additional information.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted total $269 million and $285 million, as of December 31, 2017 and December 31, 2016, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,677 million and $1,420 million, based on fair value, as of December 31, 2017 and December 31, 2016, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $18 million and $116 million as of December 31, 2017 and December 31, 2016, respectively. In February 2017, the Company terminated all of its remaining CDS contracts with one of its counterparties as to which it had collateral posting obligations and all of the collateral that the Company had been posting to that counterparty was returned to the Company. See Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

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

As of December 31, 2017, approximately 38% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S. Although AGMH no longer holds any ownership interest in FSAM or the GIC issuers, AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated.

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

As of December 31, 2017, the aggregate accreted GIC balance was approximately $1.4 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2017, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.7 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of December 31, 2017 the commitment totaled $1.1 billion, of which approximately $0.7 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

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

A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM with respect to AGMH's former GIC business. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's. FSAM is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. As of December 31, 2017, FSA Global Funding Limited had approximately $278 million of medium term notes outstanding.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to factors that affect the overall performance of the financial markets or moves in market prices. The Company's primary market risk exposures include interest rate risk, foreign currency exchange rate risk and credit spread risk, and primarily affect the following areas.

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

Sensitivity of Credit Derivatives to Credit Risk

Unrealized gains and losses on credit derivatives are a function of changes in credit spreads of the underlying obligations and the Company's own credit spread. Market liquidity could also impact valuations of the underlying obligations. The Company considers the impact of its own credit risk, together with credit spreads on the exposures that it insured through CDS contracts, in determining their fair value.

The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2017 and December 31, 2016 was 163 bps and 158 bps, respectively. Movements in AGM's CDS prices no longer have a significant impact on the estimated fair value of the Company's credit derivative contracts due to the run-off of CDS exposure at AGM.

Historically, the price of CDS traded on AGC and AGM moves directionally the same as general market spreads, although this may not always be the case. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC can have a more significant financial statement impact than the changes in underlying collateral prices. Due to the low volume of CDS contracts remaining in AGM's portfolio, changes in the price of CDS traded on AGM will have a smaller financial statement impact.

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

Effect of Changes in Credit Spread

	As of December 31, 2017		As of December 31, 2016
Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(501)	$(232)	$(791)	$(402)
50% widening in spreads	(385)	(116)	(590)	(201)
25% widening in spreads	(327)	(58)	(490)	(101)
10% widening in spreads	(292)	(23)	(430)	(41)
Base Scenario	(269)	—	(389)	—
10% narrowing in spreads	(250)	19	(351)	38
25% narrowing in spreads	(222)	47	(295)	94
50% narrowing in spreads	(174)	95	(203)	186
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments' values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk primarily in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed‑income securities generally decreases; as interests rates fall for an available-for-sale portfolio, the fair value of fixed-income securities generally increases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk, however, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prohibit investment in historically high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's fixed-maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Sensitivity to Change in Interest Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
December 31, 2017	$1,162	$1,033	$552	$(552)	$(1,106)	$(1,667)
December 31, 2016	$1,215	$957	$537	$(528)	$(1,063)	$(1,578)

Sensitivity of Other Areas to Interest Rate Risk

Insurance

Fluctuation in interest rates also affects the demand for the Company's product. When interest rates are lower or when the market is otherwise relatively less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand and premiums obtainable for financial guaranty insurance. Changes in interest rates also impact the amount of losses in the future. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions.

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

In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities. There are several RMBS transactions in the Company's insured portfolio which benefit from excess spread either by covering losses in a particular period, or reimbursing past claims under the Company's policies. As of December 31, 2017, the Company projects approximately $178 million of excess spread for all of its RMBS transactions over their remaining lives.

Since RMBS excess spread is determined by the relationship between interest rates on the underlying collateral and the trust’s certificates, it can be affected by unmatched moves in either of these interest rates.  For example, modifications to underlying mortgage rates (e.g. rate reductions for troubled borrowers) can reduce excess spread since there would be no equivalent decrease in the certificate interest rates of the trust's certificates. Similarly, an upswing in short-term rates that increases the trust’s certificate interest rate that is not met with equal increases to the interest rates on the underlying mortgages can decrease excess spread.  These potential reductions in excess spread are mitigated by an interest rate cap, which goes into effect once the collateral rate falls below the stated certificate rate. Most of the RMBS securities the Company insures are capped at the collateral rate. The Company is not obligated to pay additional claims because the collateral interest rate drops below the trust's certificate stated interest rate, rather this just causes the Company to lose the benefit of potential positive excess spread. Additionally, faster than expected prepayments can decrease the dollar amount of excess spread and therefore reduce the cash flow available to cover losses or reimburse past claims.

Interest Expense

Beginning in the fourth quarter of 2016, fluctuation in interest rates also impacts the Company’s interest expense.  On December 15, 2016, the series A enhanced junior subordinated debentures issued by AGUS began to accrue interest at a floating rate, reset quarterly, equal to three-month LIBOR plus a margin equal to 2.38% (prior to December 15, 2016, the debentures paid a fixed 6.4% rate of interest).  The three-month LIBOR rate used for the December 15, 2017 interest rate reset is 1.59%.  Increases to three-month LIBOR will cause the Company’s interest expense to rise while decreases to three month LIBOR will lower the Company’s interest expense.  If three-month LIBOR increases by 40%, the Company’s annual interest expense will increase by approximately $1 million.  Conversely, if three-month LIBOR decreases by 40%, the Company’s annual interest expense will decrease by approximately $1 million.

The three-month LIBOR rate used for the December 15, 2016 interest rate reset was 0.96%. If three-month LIBOR increases by 70%, the Company’s annual interest expense will increase by approximately $1 million. Conversely, if three-month LIBOR decreases by 70%, the Company’s annual interest expense will decrease by approximately $1 million.

Sensitivity of Investment Portfolio to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio. Securities denominated in currencies other than U.S. Dollar were 7.6% and 4.7% of the fixed-maturity securities and short-term investments as of December 31, 2017 and 2016, respectively. The Company's material exposure is to changes in the dollar/pound sterling exchange rate. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in OCI.

Sensitivity to Change in Foreign Exchange Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
December 31, 2017	$(257)	$(171)	$(86)	$86	$171	$257
December 31, 2016	$(153)	$(102)	$(51)	$51	$102	$153

Sensitivity of Premiums Receivable to Foreign Exchange Rate Risk

The Company has foreign denominated premium receivables. The Company's material exposure is to changes in dollar/pound sterling and dollar/euro exchange rates. The increase in the sensitivity to movements in foreign exchange rates in 2017 is primarily due to the acquisition of MBIA UK.

Sensitivity to Change in Foreign Exchange Rates
on Premium Receivable, Net of Reinsurance

	Increase (Decrease) in Premium Receivable from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
December 31, 2017	$(190)	$(127)	$(63)	$63	$127	$190
December 31, 2016	$(77)	$(52)	$(26)	$26	$52	$77

Sensitivity of FG VIE Assets and Liabilities to Market Risk

The fair value of the Company’s FG VIE assets is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIE’s assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIE assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIE assets. The third-party utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third-party, on comparable bonds.

The models to price the FG VIEs’ liabilities used, where appropriate, the same inputs used in determining fair value of FG VIE assets and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest, taking into account the Company's own credit risk.

Significant changes to any of the inputs described above could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIE that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIE liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIE liabilities with recourse.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Assured Guaranty Ltd. and its subsidiaries (“the Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New York, New York
February 23, 2018

We have served as the Company’s auditor since 2003.

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of December 31, 2017	As of December 31, 2016
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,187 and $9,974)	$10,674	$10,233
Short-term investments, at fair value	627	590
Other invested assets	94	162
Total investment portfolio	11,395	10,985
Cash	144	118
Premiums receivable, net of commissions payable	915	576
Ceded unearned premium reserve	119	206
Deferred acquisition costs	101	106
Reinsurance recoverable on unpaid losses	44	80
Salvage and subrogation recoverable	572	365
Credit derivative assets	2	13
Deferred tax asset, net	98	497
Current income tax receivable	21	12
Financial guaranty variable interest entities’ assets, at fair value	700	876
Other assets	322	317
Total assets	$14,433	$14,151
Liabilities and shareholders’ equity
Unearned premium reserve	$3,475	$3,511
Loss and loss adjustment expense reserve	1,444	1,127
Reinsurance balances payable, net	61	64
Long-term debt	1,292	1,306
Credit derivative liabilities	271	402
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	627	807
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	130	151
Other liabilities	294	279
Total liabilities	7,594	7,647
Commitments and contingencies (see Note 15)
Common stock ($0.01 par value, 500,000,000 shares authorized; 116,020,852 and 127,988,230 shares issued and outstanding)	1	1
Additional paid-in capital	573	1,060
Retained earnings	5,892	5,289
Accumulated other comprehensive income, net of tax of $89 and $70	372	149
Deferred equity compensation	1	5
Total shareholders’ equity	6,839	6,504
Total liabilities and shareholders’ equity	$14,433	$14,151

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Net earned premiums	$690	$864	$766
Net investment income	418	408	423
Net realized investment gains (losses):
Other-than-temporary impairment losses	(33)	(47)	(47)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	10	4	0
Net impairment loss	(43)	(51)	(47)
Other net realized investment gains (losses)	83	22	21
Net realized investment gains (losses)	40	(29)	(26)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	(10)	29	(18)
Net unrealized gains (losses)	121	69	746
Net change in fair value of credit derivatives	111	98	728
Fair value gains (losses) on committed capital securities	(2)	0	27
Fair value gains (losses) on financial guaranty variable interest entities	30	38	38
Bargain purchase gain and settlement of pre-existing relationships, net	58	259	214
Other income (loss) (includes commutation gains of $328 in 2017, $8 in 2016 and $28 in 2015, see Note 13)	394	39	37
Total revenues	1,739	1,677	2,207
Expenses
Loss and loss adjustment expenses	388	295	424
Amortization of deferred acquisition costs	19	18	20
Interest expense	97	102	101
Other operating expenses	244	245	231
Total expenses	748	660	776
Income (loss) before income taxes	991	1,017	1,431
Provision (benefit) for income taxes
Current	11	117	75
Deferred	250	19	300
Total provision (benefit) for income taxes	261	136	375
Net income (loss)	$730	$881	$1,056

Earnings per share:
Basic	$6.05	$6.61	$7.12
Diluted	$5.96	$6.56	$7.08
Dividends per share	$0.57	$0.52	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$730	$881	$1,056
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $61, $(34) and $(36)	128	(71)	(93)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $36, $(5) and $(23)	69	(9)	(43)
Unrealized holding gains (losses) arising during the period, net of tax	197	(80)	(136)
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $24, $(10) and $(7)	44	(16)	(10)
Change in net unrealized gains (losses) on investments	153	(64)	(126)
Other, net of tax provision	14	(24)	(7)
Other comprehensive income (loss)	167	(88)	(133)
Comprehensive income (loss)	$897	$793	$923

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2014	158,306,661	$2	$1,887	$3,494	$370	$5	$5,758
Net income	—	—	—	1,056	—	—	1,056
Dividends ($0.48 per share)	—	—	—	(72)	—	—	(72)
Common stock repurchases	(20,995,419)	(1)	(554)	—	—	—	(555)
Share-based compensation and other	617,310	0	9	—	—	—	9
Other comprehensive loss	—	—	—	—	(133)	—	(133)
Balance at December 31, 2015	137,928,552	1	1,342	4,478	237	5	6,063
Net income	—	—	—	881	—	—	881
Dividends ($0.52 per share)	—	—	—	(70)	—	—	(70)
Common stock repurchases	(10,721,248)	0	(306)	—	—	—	(306)
Share-based compensation and other	780,926	0	24	—	—	—	24
Other comprehensive loss	—	—	—	—	(88)	—	(88)
Balance at December 31, 2016	127,988,230	$1	$1,060	$5,289	$149	$5	$6,504
Net income	—	—	—	730	—	—	730
Dividends ($0.57 per share)	—	—	—	(70)	—	—	(70)
Common stock repurchases	(12,669,643)	0	(501)	—	—	—	(501)
Share-based compensation and other	702,265	0	14	—	—	(4)	10
Other comprehensive income	—	—	—	—	167	—	167
Reclassification of stranded tax effects (see Note 1)	—	—	—	(56)	56	—	—
Other	—	—	—	(1)		—	(1)
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net Income	$730	$881	$1,056
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	26	39	27
Net amortization of premium (discount) on investments	(46)	(34)	(25)
Provision (benefit) for deferred income taxes	250	19	300
Net realized investment losses (gains)	(40)	29	17
Net unrealized losses (gains) on credit derivatives	(121)	(69)	(746)
Fair value losses (gains) on committed capital securities	2	0	(27)
Bargain purchase gain and settlement of pre-existing relationships	(58)	(259)	(214)
Change in deferred acquisition costs	2	9	9
Change in premiums receivable, net of premiums and commissions payable	(69)	128	(8)
Change in ceded unearned premium reserve	90	22	79
Change in unearned premium reserve	(424)	(777)	(744)
Change in loss and loss adjustment expense reserve, net	142	(105)	244
Change in current income tax	(10)	27	(45)
Change in financial guaranty variable interest entities' assets and liabilities, net	(15)	(24)	(6)
Other	(26)	(18)	12
Net cash flows provided by (used in) operating activities	433	(132)	(71)
Investing activities
Fixed-maturity securities:
Purchases	(2,552)	(1,646)	(2,577)
Sales	1,701	1,365	2,107
Maturities	821	1,155	898
Net sales (purchases) of short-term investments	74	17	897
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	147	629	400
Acquisitions, net of cash acquired (see Note 2)	95	(435)	(800)
Other	59	(9)	69
Net cash flows provided by (used in) investing activities	345	1,076	994
Financing activities
Dividends paid	(70)	(69)	(72)
Repurchases of common stock	(501)	(306)	(555)
Repurchases of common stock to pay withholding taxes	(13)	(2)	(7)
Net paydowns of financial guaranty variable interest entities’ liabilities	(157)	(611)	(214)
Paydown of long-term debt	(30)	(2)	(4)
Proceeds from option exercises	5	12	5
Net cash flows provided by (used in) financing activities	(766)	(978)	(847)
Effect of foreign exchange rate changes	5	(5)	(4)
Increase (decrease) in cash and restricted cash	17	(39)	72
Cash and restricted cash at beginning of period (see Note 10)	127	166	94
Cash and restricted cash at end of period (see Note 10)	$144	$127	$166
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$10	$74	$103
Interest	$77	$95	$95
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (U.S.) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Australia and Western Europe. The Company also provides other forms of insurance (non-financial guaranty insurance) that are in line with its risk profile and benefit from its underwriting experience.

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

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all material adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The 2016 and 2015 financial information in Note 21, Subsidiary Information reflects transfers of businesses between entities within the consolidated group that occurred in the current reporting period, consistently for all prior periods presented.

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior-year balances have been reclassified to conform to the current year's presentation.

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

The Company is actively working to combine the operations of its European subsidiaries, AGE, Assured Guaranty (UK) plc (AGUK), Assured Guaranty (London) plc (AGLN) and CIFG Europe S.A. (CIFGE), through a multi-step transaction, which ultimately is expected to result in AGUK, AGLN and CIFGE transferring their insurance portfolios to and merging with and into AGE. Any such combination will be subject to regulatory and court approvals. As a result, the Company cannot predict when, or if, such combination will be completed, and, if so, what conditions may be attached.

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

Other significant accounting policies are included in the following notes.

Significant Accounting Policies

Acquisitions	Note 2
Expected loss to be paid (insurance, credit derivatives and financial guaranty (FG) VIE contracts)	Note 5
Contracts accounted for as insurance (premium revenue recognition, loss and loss adjustment expense and policy acquisition cost)	Note 6
Fair value measurement	Note 7
Credit derivatives (at fair value)	Note 8
Variable interest entities (at fair value)	Note 9
Investments and cash	Note 10
Income taxes	Note 12
Long term debt	Note 16
Earnings per share	Note 17
Stock based compensation	Note 19

Adopted Accounting Standards

Accounting for the 2017 Tax Cuts and Jobs Act

In January 2018, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118), providing guidance to companies on the accounting for the income tax effects of the 2017 Tax Cuts and Jobs Act (Tax Act) in financial statements for the period that includes the date of enactment, December 22, 2017. SAB 118 states that:

•	for income tax effects of the Tax Act for which the accounting is incomplete and for which the Company cannot reasonably estimate an amount, qualitative disclosures must be provided;

•
for income tax effects of the Tax Act for which the accounting is incomplete but for which the Company has determined a reasonable estimate and recorded a provisional amount, disclosures of such items; and

•	for income tax effects of the Tax Act for which the Company has completed its accounting and determined a final amount, disclosure of such amounts.

For those effects for which the accounting has not been completed by the time the financial statements that include the enactment date are released, SAB 118 allows for a measurement period not to extend beyond one year after the enactment date to adjust those tax effects. In 2017, the Company recorded a provisional tax expense of $61 million attributable to the Tax Act.  See Note 12, Income Taxes for the Company’s disclosures regarding the effects of the Tax Act.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Comprehensive Income, which allows entities to elect to reclassify, from AOCI to retained earnings, stranded tax effects resulting from the Tax Act.

Under existing U.S. GAAP, deferred tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates, with the effect included in income from continuing operations in the reporting period that includes the enactment date, even in situations in which the related income tax effects of items in accumulated other comprehensive income (AOCI) were originally recognized in other comprehensive income (rather than in net income). This results in the tax rate for items within AOCI continuing to be recorded at the previous tax rate (stranded tax effects).

The Company adopted this ASU in its 2017 financial statements and elected to reclassify approximately $56 million from AOCI to retained earnings, which is primarily attributable to the reduction in the corporate tax rate.

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

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.  The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The ASU was adopted on January 1, 2017 with no material effect on the consolidated financial statements.

Future Application of Accounting Standards

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Under the ASU, the selling (transferring) entity is required to recognize a current income tax expense or benefit upon transfer of the asset.  Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  The ASU is to be applied on a modified retrospective basis (i.e. by recording a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted). The ASU was adopted on January 1, 2018 with no material effect on the consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU are intended to make targeted improvements to GAAP by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amendments under this ASU apply to the Company's FG VIE liabilities, for which the Company has historically elected to measure through the income statement under the fair value option, and to certain equity securities in the Company’s investment portfolio.

For FG VIE liabilities, the portion of the change in fair value caused by instrument specific credit risk will be separately presented in OCI as opposed to the income statement. Equity securities, except those that are accounted for under the equity method of accounting or that resulted in consolidation of the investee by the Company, will need to be accounted for at fair value with changes in fair value recognized through net income instead of OCI. Effective January 1, 2018, the Company adopted this ASU with a cumulative-effect adjustment to the statement of financial position as of January 1, 2018. This resulted in a reclassification of a $32 million loss, net of tax, from retained earnings to AOCI.

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310-20) - Premium Amortization on Purchased Callable Debt Securities.  This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date.  This ASU has no effect on the accounting for purchased callable debt securities held at a discount.  It is to be applied using a modified retrospective approach and the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet. ASU 2016-02 is to be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company intends to adopt this ASU on January 1, 2019. The Company is evaluating the effect that this ASU will have on its consolidated financial statements. The Company currently accounts for its lease agreements where the Company is the lessee as operating leases and, therefore, recognizes its lease expense on a straight-line basis. See Note 15, Commitments and Contingencies for additional information on the Company's leases.

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in this ASU are intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will be required to use forward-looking information to better inform their credit loss estimates as a result of the ASU. While many of the loss estimation techniques applied today will still be permitted, the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU requires enhanced disclosures to help investors and other financial statement users to better understand significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization’s portfolio.

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

The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For debt securities classified as available-for-sale, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted.  The changes to the impairment model for available-for-sale securities and changes to purchased financial assets with credit deterioration are to be applied prospectively. The Company is evaluating the effect that this ASU will have on its consolidated financial statements. See Note 10, Investments and Cash for the Company's current accounting policy with respect to available-for-sale securities.

2.	Acquisitions

Accounting Policies

Consistent with one of its key business strategies of supplementing its book of business through acquisitions, the Company has acquired three financial guaranty companies since January 1, 2015, as described below. The acquisitions were accounted for under the acquisition method of accounting which requires that the assets and liabilities acquired be recorded at fair value. The Company exercised significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in each of the acquisitions. The most significant of these determinations related to the valuation of the acquired financial guaranty insurance contracts. On an aggregate basis, the acquired companies' contractual premiums for financial guaranty insurance contracts acquired were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the date of acquisition (particularly for below-investment-grade (BIG) transactions) resulting in a significant amount of the purchase price being allocated to these contracts. For information on the methodology used to measure the fair value of assets acquired and liabilities assumed in the acquisitions, see Note 7, Fair Value Measurement.

The fair value of the Company's stand-ready obligation on the date of acquisition is recorded in unearned premium reserve. Thereafter, loss reserves and loss and loss adjustment expenses (LAE) are recorded in accordance with the Company's accounting policy described in the Note 5, Expected Losses to be Paid, and Note 6, Contracts Accounted for as Insurance.

The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in "bargain purchase gain and settlement of pre-existing relationships" in net income. In addition, the Company and each of the acquired companies had pre-existing reinsurance relationships, which were effectively settled at fair value on the acquisition dates. The gain or loss on settlement of these pre-existing reinsurance relationships represents the net difference between the historical assumed or ceded balances that were recorded by the Company and the fair value of ceded or assumed balances acquired.

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

MBIA UK was renamed Assured Guaranty (London) Ltd. and on June 1, 2017, was re-registered as a public limited company (plc). Further, AGLN was sold by AGC to AGM and then contributed by AGM to AGE on June 26, 2017. See Note 1, Business and Basis of Presentation for additional information on the Company's European subsidiaries combination.

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
_____________________

(1)
The purchase price of $334 million was allocated as follows: (1) $329 million for the purchase of net assets of $385 million, and (2) the settlement of pre-existing relationships between MBIA UK and Assured Guaranty at a fair value of $5 million

The Company believes the bargain purchase gain resulted from MBIA's strategy to address its insurance obligations with regards to the Zohar II Notes, the issuers of which MBIA did not expect would have sufficient funds to repay such notes in full on the scheduled maturity date of such notes in January 2017.

Revenue and net income (excluding the effects of subsequent tax reform) related to MBIA UK from the MBIA UK Acquisition Date through December 31, 2017 included in the consolidated statement of operations were approximately $192 million and $139 million, respectively, including the bargain purchase gain, settlement of pre-existing relationships, activity during the year and realized gain on the disposition of AGC's Zohar II Notes. For 2017, the Company recognized transaction expenses related to the MBIA UK Acquisition of $7 million, comprising primarily legal and financial advisors fees.

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

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2016, nor is it indicative of the results of operations in future periods. The Company did not include any pro forma combined financial information for 2017 as substantially all of MBIA UK's results of operations for 2017 are included in the year ended December 31, 2017 consolidated statements of operations.

Unaudited Pro Forma Results of Operations

Year Ended December 31, 2016
(in millions, except per share amounts)
Pro forma revenues	$1,849
Pro forma net income	1,005
Pro forma earnings per share (EPS):
Basic	7.55
Diluted	7.49

CIFG Holding Inc.

On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG) (the CIFG Acquisition), the parent of financial guaranty insurer CIFG Assurance North America, Inc. (CIFGNA), for $450.6 million in cash. AGUS previously owned 1.6% of the outstanding shares of CIFGH, for which it received $7.1 million in consideration from AGC, resulting in a net consolidated purchase price of $443 million. AGC merged CIFGNA with and into AGC, with AGC as the surviving company, on July 5, 2016. The CIFG Acquisition added $4.2 billion of net par insured on July 1, 2016.

At the time of the CIFG Acquisition, CIFGNA had a subsidiary financial guaranty company domiciled in France, CIFGE, which had been put into run-off and surrendered its licenses. CIFGNA had reinsured all of CIFGE’s outstanding financial guaranty business and also had issued a “second-to-pay policy” pursuant to which CIFGNA guaranteed the full and complete payment of any shortfall in amounts due from CIFGE on its insured portfolio; AGC assumed these obligations as part of the CIFGNA merger with and into AGC. CIFGE remains a separate subsidiary in runoff, now indirectly owned by AGM. See Note 1, Business and Basis of Presentation for additional information on the Company's European subsidiaries combination.

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

The bargain purchase gain reflects the fair value of CIFGH’s assets and liabilities, as well as tax attributes that were recorded in deferred taxes comprising net operating losses (NOL) (after Internal Revenue Code change in control provisions) and other temporary book-to-tax differences for which CIFGH had recorded a full valuation allowance. The Company believes the bargain purchase gain resulted from the nature of the financial guaranty business and the desire of investors in CIFGH to monetize their investments in CIFGH.

Revenue and net income related to CIFGH from the CIFG Acquisition Date through 2016 included in the consolidated statement of operations were approximately $307 million and $323 million, respectively. For 2016, the Company recognized transaction expenses related to the CIFG Acquisition of $6 million, comprising primarily legal and financial advisors fees.

The Company has determined that the presentation of pro forma information is impractical for the CIFG Acquisition as historical financial records are not available on a U.S. GAAP basis.

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

Revenue and net income related to Radian Asset from the Radian Acquisition Date through December 31, 2015 included in the consolidated statement of operations were approximately $560 million and $366 million, respectively. For 2015, the Company recognized transaction expenses related to the Radian Asset Acquisition of $12 million, comprising primarily legal and financial advisors fees.

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

Unaudited Pro Forma Results of Operations

Year Ended December 31, 2015
(in millions, except per share amounts)
Pro forma revenues	$2,030
Pro forma net income	922
Pro forma EPS:
Basic	6.22
Diluted	6.18

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (6/26/17)	AA+ (stable) (1/23/18)	A2 (stable) (8/8/16)	—
AGC	AA (stable) (6/26/17)	AA (stable) (12/1/17)	(1)	—
MAC	AA (stable) (6/26/17)	AA+ (stable) (7/14/17)	—	—
AG Re	AA (stable) (6/26/17)	—	—	—
AGRO	AA (stable) (6/26/17)	—	—	A+ (stable) (6/15/17)
AGE	AA (stable) (6/26/17)	—	A2 (stable) (8/8/16)	—
AGUK	AA (stable) (6/26/17)	—	(1)	—
AGLN	BB (positive) (1/12/17)	—	(2)	—
CIFGE	—	—	—	—
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

The Company primarily writes financial guaranty contracts in insurance form. Until 2009, the Company also wrote some of its financial guaranty contacts in credit derivative form, and has acquired or reinsured portfolios both before and after 2009 that include financial guaranty contracts in credit derivative form. Whether written as an insurance contract or as a credit derivative, the Company considers these financial guaranty contracts. The Company also writes a relatively small amount of non-financial guaranty insurance. The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although, as part of its loss mitigation strategy for existing troubled exposures, it may underwrite new issuances that it views as BIG. The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, requires rigorous subordination or collateralization requirements. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

Significant Risk Management Activities

The Portfolio Risk Management Committee, which includes members of senior management and senior risk and surveillance officers, sets specific risk policies and limits and is responsible for enterprise risk management, establishing the Company's risk appetite, credit underwriting of new business, surveillance and work-out.

All transactions in the insured portfolio are assigned internal credit ratings, which are updated based on changes in transaction credit quality. As part of the surveillance process, the Company monitors trends and changes in transaction credit quality, and recommends such remedial actions as may be necessary or appropriate. The Company also develops strategies to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company's litigation proceedings.

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

The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. For assumed exposures, the Company may use the ceding company’s credit ratings of transactions where it is impractical for it to assign its own rating.

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company uses a tax-equivalent yield, which reflects long-term trends in interest rates, to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. On the other hand, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss for financial statement measurement purposes.

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

Financial Guaranty Exposure

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of December 31, 2017 and December 31, 2016, the Company excluded $2.0 billion and $2.1 billion, respectively, of net par attributable to loss mitigation securities (which are mostly BIG), and other loss mitigation strategies. The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in millions)
Public finance	$393,010	$425,849	$386,092	$409,447
Structured finance	15,482	29,151	15,026	28,088
Total financial guaranty	$408,492	$455,000	$401,118	$437,535

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $69 million as of the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$877	0.4%	$2,541	5.9%	$1,655	14.7%	$319	22.5%	$5,392	2.1%
AA	30,016	14.3	205	0.5	3,915	34.9	76	5.4	34,212	12.9
A	118,620	56.7	13,936	32.5	1,630	14.5	210	14.9	134,396	50.7
BBB	52,739	25.2	24,509	57.1	763	6.8	703	49.7	78,714	29.7
BIG	7,140	3.4	1,731	4.0	3,261	29.1	106	7.5	12,238	4.6
Total net par outstanding	$209,392	100.0%	$42,922	100.0%	$11,224	100.0%	$1,414	100.0%	$264,952	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2016

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$2,066	0.8%	$2,221	8.4%	$9,757	44.2%	$1,447	47.0%	$15,491	5.2%
AA	46,420	19.0	170	0.6	5,773	26.2	127	4.1	52,490	17.7
A	133,829	54.7	6,270	23.8	1,589	7.2	456	14.8	142,144	48.0
BBB	55,103	22.5	16,378	62.1	879	4.0	759	24.6	73,119	24.7
BIG	7,380	3.0	1,342	5.1	4,059	18.4	293	9.5	13,074	4.4
Total net par outstanding	$244,798	100.0%	$26,381	100.0%	$22,057	100.0%	$3,082	100.0%	$296,318	100.0%

Financial Guaranty Portfolio
by Sector

	Gross Par Outstanding		Net Par Outstanding
Sector	As of December 31, 2017	As of December 31, 2016	As of December 31, 2017	As of December 31, 2016
	(in millions)
Public finance:
U.S.:
General obligation	$91,531	$110,167	$90,705	$107,717
Tax backed	44,783	51,325	44,350	49,931
Municipal utilities	32,584	38,442	32,357	37,603
Transportation	17,193	19,915	17,030	19,403
Healthcare	9,087	11,940	8,763	11,238
Higher education	8,210	10,114	8,195	10,085
Infrastructure finance	4,259	3,902	4,216	3,769
Housing revenue	1,336	1,593	1,319	1,559
Investor-owned utilities	523	697	523	697
Other public finance	1,935	2,810	1,934	2,796
Total public finance—U.S.	211,441	250,905	209,392	244,798
Non-U.S.:
Infrastructure finance	18,916	11,818	18,234	10,731
Regulated utilities	17,691	11,395	16,689	9,263
Pooled infrastructure	1,561	1,621	1,561	1,513
Other public finance	6,692	5,653	6,438	4,874
Total public finance—non-U.S.	44,860	30,487	42,922	26,381
Total public finance	256,301	281,392	252,314	271,179
Structured finance:
U.S.:
Residential Mortgage-Backed Securities (RMBS)	4,864	5,933	4,818	5,637
Consumer receivables	1,591	1,707	1,590	1,652
Insurance securitizations	1,825	2,355	1,449	2,308
Financial products	1,418	1,540	1,418	1,540
Pooled corporate obligations	1,347	10,273	1,347	10,050
Commercial receivables	146	234	146	230
Other structured finance	461	689	456	640
Total structured finance—U.S.	11,652	22,731	11,224	22,057
Non-U.S.:
RMBS	655	661	637	604
Commercial receivables	296	373	296	356
Pooled corporate obligations	157	1,716	157	1,535
Other structured finance	325	601	324	587
Total structured finance—non-U.S.	1,433	3,351	1,414	3,082
Total structured finance	13,085	26,082	12,638	25,139
Total net par outstanding	$269,386	$307,474	$264,952	$296,318

Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Expected Amortization of
Net Par Outstanding
As of December 31, 2017

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$78,860	$6,106	$84,966
5 to 10 years	51,541	2,632	54,173
10 to 15 years	45,634	1,718	47,352
15 to 20 years	34,974	1,892	36,866
20 years and above	41,305	290	41,595
Total net par outstanding	$252,314	$12,638	$264,952

Components of BIG Net Par Outstanding
As of December 31, 2017

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,368	$663	$4,109	$7,140	$209,392
Non-U.S. public finance	1,455	276	—	1,731	42,922
Public finance	3,823	939	4,109	8,871	252,314
Structured finance:
U.S. RMBS	374	304	2,083	2,761	4,818
Triple-X life insurance transactions	—	—	85	85	1,199
Trust preferred securities (TruPS)	161	—	—	161	1,349
Other structured finance	170	118	72	360	5,272
Structured finance	705	422	2,240	3,367	12,638
Total	$4,528	$1,361	$6,349	$12,238	$264,952

Components of BIG Net Par Outstanding
As of December 31, 2016

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,402	$3,123	$1,855	$7,380	$244,798
Non-U.S. public finance	1,288	54	—	1,342	26,381
Public finance	3,690	3,177	1,855	8,722	271,179
Structured finance:
U.S. RMBS	197	493	2,461	3,151	5,637
Triple-X life insurance transactions	—	—	126	126	2,057
TruPS	304	126	—	430	1,892
Other structured finance	304	263	78	645	15,553
Structured finance	805	882	2,665	4,352	25,139
Total	$4,495	$4,059	$4,520	$13,074	$296,318

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2017

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$4,301	$227	$4,528	139	7	146
Category 2	1,344	17	1,361	46	3	49
Category 3	6,255	94	6,349	150	9	159
Total BIG	$11,900	$338	$12,238	335	19	354

BIG Net Par Outstanding
and Number of Risks
As of December 31, 2016

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$3,861	$634	$4,495	165	10	175
Category 2	3,857	202	4,059	79	6	85
Category 3	4,383	137	4,520	148	9	157
Total BIG	$12,101	$973	$13,074	392	25	417
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.

Geographic Distribution of
Net Par Outstanding
As of December 31, 2017

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,368	$36,507	13.8%
Texas	1,229	19,027	7.2
Pennsylvania	744	18,061	6.8
Illinois	702	17,044	6.4
New York	871	15,672	5.9
New Jersey	444	12,441	4.7
Florida	294	10,272	3.9
Michigan	439	6,353	2.4
Puerto Rico	18	4,968	1.9
Alabama	296	4,808	1.8
Other	3,112	64,239	24.3
Total U.S. public finance	9,517	209,392	79.1
U.S. Structured finance (multiple states)	512	11,224	4.2
Total U.S.	10,029	220,616	83.3
Non-U.S.:
United Kingdom	126	30,062	11.3
France	10	3,167	1.2
Canada	9	2,690	1.0
Australia	12	2,309	0.9
Italy	9	1,497	0.6
Other	44	4,611	1.7
Total non-U.S.	210	44,336	16.7
Total	10,239	$264,952	100.0%

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of December 31, 2017, all of which is rated BIG. Puerto Rico experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

On November 30, 2015 and December 8, 2015, the former governor of Puerto Rico (the Former Governor) issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to "claw back" certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention Center District

Authority (PRCCDA). The Puerto Rico exposures insured by the Company subject to clawback are shown in the table “Puerto Rico Net Par Outstanding” below.

On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law by the President of the United States. PROMESA established a seven-member federal financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law.

In May and July 2017 the Oversight Board filed petitions under Title III of PROMESA with the Federal District Court of Puerto Rico for the Commonwealth, the Puerto Rico Sales Tax Financing Corporation (COFINA), PRHTA, and Puerto Rico Electric Power Authority (PREPA). Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the United States Bankruptcy Code (Bankruptcy Code).

Judge Laura Taylor Swain of the Southern District of New York was selected by Chief Justice John Roberts of the United States Supreme Court to preside over any legal proceedings under PROMESA. Judge Swain has selected a team of five federal judges to act as mediators for certain issues and disputes.

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and widespread devastation in the Commonwealth. Damage to the Commonwealth’s infrastructure, including the power grid, water system and transportation system, was extensive, and rebuilding and economic recovery are expected to take years. While the federal government is expected to provide substantial resources for relief and rebuilding -- which is expected to help economic activity and address the Commonwealth’s infrastructure needs in the intermediate and longer term -- economic activity in general and tourism in particular, as well as tax collections, have declined in the aftermath of the storm, and out migration to the mainland also has increased.

In December 2017 the Tax Act was enacted. Many of the provisions under the new law are geared toward increasing production in the U.S. and discouraging companies from having operations or intangibles off-shore.  Since Puerto Rico is considered a foreign territory under the U.S. tax system, it is possible the new law may have adverse consequences to Puerto Rico’s economy.  However, the Company is unable to predict the full impact of the new law on Puerto Rico.

On January 24, 2018, Puerto Rico released new fiscal plans for the Commonwealth, PRASA and PREPA. In response to comments from the Oversight Board and the enactment of a significant federal disaster relief package by the U.S. Congress, Puerto Rico released a further revised Commonwealth fiscal plan on February 12, 2018. The further revised Commonwealth fiscal plan indicates a primary budget surplus of $2.8 billion that would be available for debt service over the six-year forecast period (as compared to contractual debt service of approximately $17.5 billion over the same period). The PREPA fiscal plan is silent as to the treatment of legacy debt and the current governor of Puerto Rico (the Governor) announced an intention to privatize PREPA. The PRASA fiscal plan projects cash flows available for debt service to equal approximately 47% of aggregate debt service during the five-year projection period, based on projection assumptions (including receipt of certain federal funding).

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. See “Puerto Rico Recovery Litigation” below.

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

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year.  The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company. Prior to the enactment of PROMESA, the Company sued various Puerto Rico governmental officials in the United States District Court, District of Puerto Rico asserting that Puerto Rico's attempt to "claw back" pledged taxes is unconstitutional, and demanding declaratory and injunctive relief. See "Puerto Rico Recovery Litigation" below.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Constitutionally Guaranteed

General Obligation. As of December 31, 2017, the Company had $1,419 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to the Commonwealth. Also as noted above, on February 12, 2018, Puerto Rico released a further revised Commonwealth fiscal plan indicates a primary budget surplus of $2.8 billion that would be available for debt service over the six-year forecast period (as compared to contractual debt service of approximately $17.5 billion over the same period). The Company does not believe the Commonwealth’s fiscal plan in its current form complies with certain mandatory requirements of PROMESA.

Puerto Rico Public Buildings Authority (PBA). As of December 31, 2017, the Company had $141 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of December 31, 2017, the Company had $882 million insured net par outstanding of PRHTA (transportation revenue) bonds and $495 million insured net par of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date.

PRCCDA. As of December 31, 2017, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of December 31, 2017, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments in the PRIFA bonds since January 2016.

Other Public Corporations

PREPA. As of December 31, 2017, the Company had $853 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system.

On December 24, 2015, AGM and AGC entered into a Restructuring Support Agreement (RSA) with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that subject to certain conditions, would have resulted in, among other things, modernization of the utility and a restructuring of current debt.

The Oversight Board did not certify the RSA under Title VI of PROMESA as the Company believes was required by PROMESA, but rather, on July 2, 2017, commenced proceedings for PREPA under Title III of PROMESA. The Company has been making claim payments on these bonds since July 1, 2017.

As noted above, on January 24, 2018, PREPA released a new fiscal plan that is silent with respect to the treatment of its legacy debt, and the Governor announced an intention to privatize PREPA. The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to the PREPA obligations it insures and the RSA are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. See “Puerto Rico Recovery Litigation” below.

PRASA. As of December 31, 2017, the Company had $373 million of insured net par outstanding to PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S.Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full. As noted above, on January 24, 2018, PRASA released a new fiscal plan for PRASA that projects cash flows available for debt service to equal approximately 47% of aggregate debt service during the five-year projection period, based on projection assumptions (including receipt of certain federal funding).

MFA. As of December 31, 2017, the Company had $360 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

COFINA. As of December 31, 2017, the Company had $272 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. As noted above, the Oversight Board filed a petition on behalf of the Commonwealth under Title III of PROMESA. COFINA bond debt service payments were not made on August 1, 2017, and the Company made its first claim payments on these bonds. The Company has continued to make claim payments on these bonds.

U of PR. As of December 31, 2017, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

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

On June 3, 2017, AGC and AGM filed an adversary complaint in Federal District Court in Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA Bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA Bonds under the Bankruptcy Code; (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA Bonds under the Bankruptcy Code; and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA Bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On January 30, 2018, the Court rendered an opinion dismissing the complaint and holding, among other things, that (i) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (ii) actions to enforce liens on pledged special revenues remain stayed. On February 9, 2018, AGC and AGM filed a notice of appeal of the Court’s decision to the United States Court of Appeals for the First Circuit.

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

On July 18, 2017, AGM and AGC filed a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. That motion was denied on September 14, 2017. On January 31, 2018, AGM and AGC filed a brief appealing the trial court's decision with the United States Court of Appeals for the First Circuit.

Complaints voluntarily withdrawn without prejudice following Hurricane Maria.

On May 3, 2017, AGM and AGC had filed in the Federal District Court in Puerto Rico an adversary complaint seeking a judgment that the Commonwealth's Fiscal Plan violates various sections of PROMESA and the Contracts, Takings and Due Process Clauses of the U.S. Constitution, an injunction enjoining the Commonwealth and Oversight Board from presenting or proceeding with confirmation of any plan of adjustment based on the Fiscal Plan, and a stay on the confirmation of any plan of adjustment based on the Fiscal Plan pending development of a fiscal plan that complies with PROMESA and the U.S. Constitution. On October 6, 2017, AGC and AGM voluntarily withdrew without prejudice the complaint, based on their expectation that the Fiscal Plan would be modified as a result of Hurricane Maria.

On August 7, 2017, AGC and AGM had filed an adversary complaint in Federal District Court in Puerto Rico seeking, among other things, judgment against defendants (i) declaring that the application of pledged special revenues to the payment of the PREPA Bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PREPA Bonds under the Bankruptcy Code; (ii) declaring that capital expenditures and all other expenses that do not constitute current, reasonable and necessary operating expenses may not be paid from pledged special revenues prior to the payment of debt service on the PREPA Bonds, and (iii) enjoining defendants from taking or causing to be taken any action that would further violate the special revenue protections provided to the PREPA Bonds under the Bankruptcy Code; and (iv) ordering defendants to remit the pledged special revenues securing the PREPA Bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On October 13, 2017, AGC and AGM voluntarily withdrew without prejudice the complaint, in order to allow PREPA to focus on emergency efforts to restore electricity to the island's residents and businesses in the wake of Hurricane Maria.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
	(in millions)
Exposure to Puerto Rico	$5,186	$5,435	$8,514	$9,038

Puerto Rico
Net Par Outstanding (1)

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$1,419	$1,476
PBA	141	169
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (2)	882	918
PRHTA (Highways revenue) (2)	495	350
PRCCDA	152	152
PRIFA	18	18
Other Public Corporations
PREPA (2)	853	724
PRASA	373	373
MFA	360	334
COFINA (2)	272	271
U of PR	1	1
Total net exposure to Puerto Rico	$4,966	$4,786
____________________

(1)
The December 31, 2017 amounts include $389 million (which comprises $36 million of General Obligation Bonds, $134 million of PREPA, $144 million of PRHTA (Highways revenue), and $75 million of MFA) related to 2017 commutations of previously ceded business. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

(2)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of December 31, 2017

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2018 (January 1 - March 31)	$0	$123
2018 (April 1 - June 30)	0	3
2018 (July 1 - September 30)	200	322
2018 (October 1 - December 31)	0	3
Subtotal 2018	200	451
2019	223	464
2020	285	516
2021	147	364
2022	137	345
2023-2027	1,229	2,129
2028-2032	812	1,436
2033-2037	1,217	1,572
2038-2042	453	602
2043-2047	263	316
Total	$4,966	$8,195

Exposure to the U.S. Virgin Islands

As of December 31, 2017, the Company had $498 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $224 million BIG. The $274 million USVI net par the Company rated investment grade was comprised primarily of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $224 million BIG USVI net par comprised (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

Hurricane Irma caused significant damage in St. John and St. Thomas, while Hurricane Maria made landfall on St. Croix as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and substantial damage to St. Croix’s businesses and infrastructure, including the power grid. The USVI is benefiting from the federal response to the 2017 hurricanes and has made its debt service payments to date.

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty reinsurance in transactions with similar risk profiles to its structured finance exposures written in financial guaranty form.

The Company provided capital relief triple-X excess of loss life reinsurance approximating $675 million of net exposure as of December 31, 2017 and $390 million as of December 31, 2016. The capital relief triple-X excess of loss life reinsurance net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

In addition, the Company started providing reinsurance on aircraft residual value insurance (RVI) policies in the first quarter of 2017 and had net exposure of $140 million to such reinsurance as of December 31, 2017.

The capital relief triple-X excess of loss life reinsurance and aircraft residual value reinsurance are all rated investment grade internally.

5.	Expected Loss to be Paid

Management compiles and analyzes loss information for all exposures on a consistent basis, in order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio. The Company monitors and assigns ratings and calculates expected losses in the same manner for all its exposures regardless of form or differing accounting models. This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio.

Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts. The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation (e.g., excess spread on the underlying collateral, and estimated recoveries, including those for breaches of representations and warranties (R&W)), using current risk-free rates. Expected cash outflows and inflows are probability weighted cash flows that reflect management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities. The Company updates the discount rates each quarter and reflects the effect of such changes in economic loss development. Net expected loss to be paid is defined as expected loss to be paid, net of amounts ceded to reinsurers.

In circumstances where the Company has purchased its own insured obligations that have expected losses, expected loss to be paid is reduced by the proportionate share of the insured obligation that is held in the investment portfolio. The difference between the purchase price of the obligation and the fair value excluding the value of the Company's insurance is treated as a paid loss. Assets that are purchased by the Company are recorded in the investment portfolio, at fair value excluding the value of the Company's insurance. Additionally, in certain cases, issuers of insured obligations elected, or the Company and an issuer mutually agreed as part of a negotiation, to deliver the underlying collateral or insured obligation to the Company. See Note 10, Investments and Cash and Note 7, Fair Value Measurement.

Economic loss development represents the change in net expected loss to be paid attributable to the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The three models are: (1) insurance as described in "Financial Guaranty Insurance Losses" in Note 6, Contracts Accounted for as Insurance, (2) derivative as described in Note 7, Fair Value Measurement and Note 8, Contracts Accounted for as Credit Derivatives, and (3) VIE consolidation as described in Note 9, Consolidated Variable Interest Entities. The Company has paid and expects to pay future losses (net of recoveries) on policies which fall under each of the three accounting models.

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for all contracts by reviewing analyses that consider various scenarios with corresponding probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments, sector-driven loss severity assumptions and/or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company monitors the performance of its transactions with expected losses and each quarter the Company’s loss reserve committees review and refresh their loss projection assumptions, scenarios and the probabilities they assign to those scenarios based on actual developments during the quarter and their view of future performance.

The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability over the life of most contracts.

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

Changes over a reporting period in the Company’s loss estimates for municipal obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. Changes over a reporting period in the Company’s loss estimates for its tax-supported public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency actions that affect the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority or amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors. Changes in loss estimates may also be affected by the Company's loss mitigation efforts.

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 2.78% with a weighted average of 2.38% as of December 31, 2017 and 0.0% to 3.23% with a weighted average of 2.73% as of December 31, 2016. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 3.7% and 2.8% of the total as of December 31, 2017 and December 31, 2016, respectively.

Net Expected Loss to be Paid
Roll Forward

	Year Ended December 31,
	2017	2016
	(in millions)
Net expected loss to be paid, beginning of period	$1,198	$1,391
Net expected loss to be paid on the MBIA UK portfolio as of January 10, 2017	21	—
Net expected loss to be paid on the CIFG portfolio as of July 1, 2016	—	22
Economic loss development (benefit) due to:
Accretion of discount	33	26
Changes in discount rates	25	(15)
Changes in timing and assumptions	255	128
Total economic loss development (benefit)	313	139
Net (paid) recovered losses	(229)	(354)
Net expected loss to be paid, end of period	$1,303	$1,198

Net Expected Loss to be Paid
Roll Forward by Sector
Year Ended December 31, 2017

	Net Expected Loss to be Paid (Recovered) as of December 31, 2016 (2)	Net Expected Loss to be Paid on MBIA UK as of January 10, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2017 (2)
	(in millions)
Public finance:
U.S. public finance	$871	$—	$554	$(268)	$1,157
Non-U.S. public finance	33	13	(5)	5	46
Public finance	904	13	549	(263)	1,203
Structured finance:
U.S. RMBS	206	—	(181)	48	73
Other structured finance	88	8	(55)	(14)	27
Structured finance	294	8	(236)	34	100
Total	$1,198	$21	$313	$(229)	$1,303

Net Expected Loss to be Paid
Roll Forward by Sector
Year Ended December 31, 2016

	Net Expected Loss to be Paid (Recovered) as of December 31, 2015	Net Expected Loss to be Paid (Recovered) on CIFG as of July 1, 2016	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2016 (2)
	(in millions)
Public finance:
U.S. public finance	$771	$40	$276	$(216)	$871
Non-U.S. public finance	38	2	(7)	—	33
Public finance	809	42	269	(216)	904
Structured finance:
U.S. RMBS	409	(22)	(91)	(90)	206
Other structured finance	173	2	(39)	(48)	88
Structured finance	582	(20)	(130)	(138)	294
Total	$1,391	$22	$139	$(354)	$1,198
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $24 million and $16 million in LAE for the years ended December 31, 2017 and 2016, respectively.

(2)	Includes expected LAE to be paid of $23 million as of December 31, 2017 and $12 million as of December 31, 2016.

The following table presents the present value of net expected loss to be paid and the net economic loss development for all contracts by accounting model.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31, 2017	As of December 31, 2016	Year Ended December 31, 2017	Year Ended December 31, 2016
	(in millions)
Financial guaranty insurance	$1,226	$1,083	$353	$164
FG VIEs (1) and other	91	105	(6)	(8)
Credit derivatives (2)	(14)	10	(34)	(17)
Total	$1,303	$1,198	$313	$139
____________________
(1)    See Note 9, Consolidated Variable Interest Entities.

(2)    See Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insures general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of December 31, 2017, all of which are BIG. For additional information regarding the Company's exposure to general obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, see "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.

As of December 31, 2017, the Company has insured $341 million net par outstanding of general obligation bonds issued by the City of Hartford, Connecticut, which has recently experienced financial distress.  The Company rates $339 million net par of that BIG, with the remainder being a second-to-pay policy rated investment grade. The mayor of Hartford announced that the city would be unable to meet its financial obligations by early November 2017 if the State of Connecticut failed to enact a budget, and hired bankruptcy consultants. On October 31, 2017, the State adopted a budget providing for substantial payments to the City, placing the City under State oversight and providing an avenue for the City to issue debt backed by the State. While these are welcome developments, the City remains in financial distress and its bonds are still rated BIG by the Company.
The Company has approximately $19 million of net par exposure as of December 31, 2017 to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but subsequently claimed the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. On May 31, 2017, the United States Court of Appeals for the Fifth Circuit reversed a district court ruling favorable to the Company in its declaratory judgment action disputing the County’s interpretation. See “Recovery Litigation” below.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of December 31, 2017, the Company’s net par subject to the plan consists of $113 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2017, including those mentioned above, will be $1,157 million, compared with a net expected loss of $871 million as of December 31, 2016. Economic loss development in 2017 was $554 million, which was primarily attributable to Puerto Rico exposures.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures exposures with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese exposures is $461 million and $74 million, respectively. The Company rates all of these exposures BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign.

The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure, net of reinsurance, to these Hungarian exposures is $218 million, all of which is rated BIG.

As part of the MBIA UK Acquisition, the Company now also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $222 million of net par outstanding as of December 31, 2017. This transaction has been underperforming due to lower traffic volume and higher costs compared with expectations at underwriting.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $46 million as of December 31, 2017, compared with $33 million as of December 31, 2016. The MBIA UK Acquisition added $13 million of net expected loss as of January 2017. The economic benefit of approximately $5 million during 2017 was due mainly to the improved internal outlook of certain European sovereigns and sub-sovereign entities.

U.S. RMBS

The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS and any expected R&W recoveries/payables to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates.

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

In order to derive collateral pool losses from the collateral pool defaults it has projected, the Company applies a loss severity. The loss severity is the amount of loss the transaction experiences on a defaulted loan after the application of net proceeds from the disposal of the underlying property. The Company projects loss severities by sector and vintage based on its experience to date. The Company continues to update its evaluation of these loss severities as new information becomes available.

The Company had been enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates R&W recoveries and payables to include in its cash flow projections based on its agreements with R&W providers.

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

U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including delinquencies, liquidation rates and loss severities) as well as the residential property market and economy in general, the Company chose to make the changes to the assumptions it uses to project RMBS losses shown in the tables of assumptions in the sections below. In 2017 the economic loss development was $1 million for first lien U.S. RMBS and the economic benefit was $182 million for second lien U.S. RMBS. In 2016 the economic benefit was $68 million for first lien U.S. RMBS and $23 million for second lien U.S. RMBS.

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

First Lien Liquidation Rates

	December 31, 2017	December 31, 2016	December 31, 2015
Delinquent/Modified in the Previous 12 Months
Alt A and Prime	20%	25%	25%
Option ARM	20	25	25
Subprime	20	25	25
30 – 59 Days Delinquent
Alt A and Prime	30	35	35
Option ARM	35	35	40
Subprime	40	40	45
60 – 89 Days Delinquent
Alt A and Prime	40	45	45
Option ARM	50	50	50
Subprime	50	50	55
90+ Days Delinquent
Alt A and Prime	55	55	55
Option ARM	60	55	60
Subprime	55	55	60
Bankruptcy
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt A and Prime	65	65	65
Option ARM	70	65	70
Subprime	65	65	70
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 5.5 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of December 31, 2017				As of December 31, 2016				As of December 31, 2015
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	1.3%	–	9.8%	5.2%	1.0%	–	13.5%	5.7%	1.7%	–	26.4%	6.4%
Final CDR	0.1%	–	0.5%	0.3%	0.0%	–	0.7%	0.3%	0.1%	–	1.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	80%				80%				70%
2007+	70%				70%				65%
Option ARM
Plateau CDR	2.5%	–	7.0%	5.9%	3.2%	–	7.0%	5.6%	3.5%	–	10.3%	7.8%
Final CDR	0.1%	–	0.3%	0.3%	0.2%	–	0.3%	0.3%	0.2%	–	0.5%	0.4%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	75%				75%				65%
Subprime
Plateau CDR	3.5%	–	13.1%	7.8%	2.8%	–	14.1%	8.1%	4.7%	–	13.2%	9.5%
Final CDR	0.2%	–	0.7%	0.4%	0.1%	–	0.7%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80%				80%				75%
2006	90%				90%				90%
2007+	95%				90%				90%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2017.

Total expected loss to be paid on all first lien U.S. RMBS was $123 million and $119 million as of December 31, 2017 and December 31, 2016, respectively. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2017 as it used as of December 31, 2016, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $71 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced, (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $51 million for all first lien U.S. RMBS transactions.

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

Most of the HELOC loans underlying the Company's insured HELOC transactions are now past their interest only reset date, although a significant number of HELOC loans were modified to extend the interest only period for another five years. As a result, in 2017, the Company eliminated the CDR increase that was applied when such loans reached their principal amortization period. In addition, based on the average performance history, starting in third quarter 2017, the Company applied a CDR floor of 2.5% for the future steady state CDR on all its HELOC transactions and reduced the liquidation rate assumption for selected delinquency categories.

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of December 31, 2017 that it will generally recover only 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries assumed to come in over time. This is the same assumption used as of December 31, 2016.

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

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at December 31, 2017 and December 31, 2016. The Company believes that the level of the elevated CDR and the length of time it will persist and the ultimate prepayment rate are the primary drivers behind the likely amount of losses the collateral will suffer.

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected recovery on all second lien U.S. RMBS was $50 million as of December 31, 2017 and total expected loss to be paid on all second lien U.S. RMBS was $87 million as of December 31, 2016, respectively.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of December 31, 2017				As of December 31, 2016				As of December 31, 2015
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	2.7%	–	19.9%	11.4%	3.5%	–	24.8%	13.6%	4.9%	–	23.5%	10.3%
Final CDR trended down to	2.5%	–	3.2%	2.5%	0.5%	–	3.2%	1.3%	0.5%	–	3.2%	1.2%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				25%				25%
30 – 59 Days Delinquent	45				50				50
60 – 89 Days Delinquent	60				65				65
90+ Days Delinquent	75				80				75
Bankruptcy	55				55				55
Foreclosure	70				75				75
Real Estate Owned	100				100				100
Loss severity	98%				98%				98%

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $12 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $14 million for HELOC transactions.

Breaches of Representations and Warranties

As of December 31, 2017, the Company had a net R&W receivable of $117 million from R&W counterparties, compared to an R&W payable of $6 million as of December 31, 2016. The increase was due primarily to a favorable settlement of R&W litigation. The Company received cash from the settlement in January 2018. See " -- Recovery Litigation -- RMBS Transactions" below.

Other Structured Finance

The Company had $1.2 billion of net par exposure to financial guaranty triple-X life insurance transactions as of December 31, 2017, of which $85 million in net par is rated BIG. The triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage triple-X life insurance transactions, which include the BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS.

The Company has insured or reinsured $1.4 billion net par of student loan securitizations issued by private issuers that are classified as structured finance. Of this amount, $114 million is rated BIG. In general, the projected losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company projects that its total net expected loss across its troubled non-RMBS structured finance exposures as of December 31, 2017, including those mentioned above, will be $27 million and is primarily attributable to structured student loans. The economic benefit of $55 million was due primarily to a settlement with the former investment manager of the BIG transactions.

Recovery Litigation

In the ordinary course of their respective businesses, certain of AGL's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future.

Public Finance Transactions

The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See Note 4, Outstanding Exposure, for a discussion of the Company's exposure to Puerto Rico and related recovery litigation being pursued by the Company.

On November 1, 2013, Radian Asset commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi and the Parkway East Public Improvement District to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of December 31, 2017, $19 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. The County appealed the District Court’s summary judgment ruling to the United States Court of Appeals for the Fifth Circuit, and on May 31, 2017, the appellate court reversed the District Court’s ruling and remanded the matter to the District Court.

RMBS Transactions

On February 5, 2009, U.S. Bank National Association, as indenture trustee (U.S. Bank), CIFGNA, as insurer of the Class Ac Notes, and Syncora Guarantee Inc. (SGI), as insurer of the Class Ax Notes, filed a complaint in the Supreme Court of the State of New York against GreenPoint Mortgage Funding, Inc. (GreenPoint) alleging GreenPoint breached its R&W with respect to the underlying mortgage loans in the GreenPoint Mortgage Funding Trust 2006-HE1 transaction. On March 3, 2010, the court dismissed CIFGNA's and SGI’s causes of action on standing grounds. On December 16, 2013, GreenPoint moved to dismiss the remaining claims of U.S. Bank on the grounds that it too lacked standing. U.S. Bank cross-moved for partial summary judgment striking GreenPoint’s defense that U.S. Bank lacked standing to directly pursue claims against GreenPoint. On January 28, 2016, the court denied GreenPoint’s motion for summary judgment and granted U.S. Bank’s cross-motion for partial summary judgment, finding that as a matter of law U.S. Bank has standing to directly assert claims against GreenPoint. On November 28, 2016, GreenPoint filed an appeal. On December 12, 2017, the New York Appellate Division, First Department, ruled that whether U.S. Bank has standing to directly pursue claims against GreenPoint with respect to the underlying mortgage loans in the transaction that are HELOCs (approximately 95% of the underlying mortgage loans) is an issue of fact to be determined at trial and that U.S. Bank lacked standing as a matter of law to directly pursue claims against GreenPoint with respect to the underlying mortgage loans in the transaction that are closed-end seconds (approximately 5% of the underlying mortgage loans). On December 29, 2017, U.S. Bank, AGC (as successor to CIFG), and SGI reached a settlement with GreenPoint.  As part of the settlement, on December 31, 2017, GreenPoint made a cash payment to US Bank to be distributed pursuant to the transaction’s waterfall provisions. The distribution of the settlement proceeds resulted in the payment in full of the remaining outstanding balances of the Class Ac and Class Ax Notes and the partial reimbursement of the insurers’ claim payments.

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

Premiums receivable comprise the present value of contractual or expected future premium collections discounted using risk free rates. Unearned premium reserve represents deferred premium revenue, less claim payments made and recoveries received that have not yet been recognized in the statement of operations (contra-paid). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under "Financial Guaranty Insurance Losses."

The amount of deferred premium revenue at contract inception is determined as follows:

•
For premiums received upfront on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is equal to the amount of cash received. Upfront premiums typically relate to public finance transactions.

•
For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is the present value of either (1) contractual premiums due or (2) in cases where the underlying collateral is comprised of homogeneous pools of assets, the expected premiums to be collected over the life of the contract. To be considered a homogeneous pool of assets, prepayments must be contractually allowable, the amount of prepayments must be probable, and the timing and amount of prepayments must be reasonably estimable. When the Company adjusts prepayment assumptions or expected premium collections, an adjustment is recorded to the deferred premium revenue, with a corresponding adjustment to the premium receivable. Premiums receivable are discounted at the risk-free rate at inception and such discount rate is updated only when changes to prepayment assumptions are made that change the expected date of final maturity. Installment premiums typically relate to structured finance transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the transaction.

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

For assumed reinsurance contracts, net earned premiums reported in the consolidated statements of operations are calculated based upon data received from ceding companies, however, some ceding companies report premium data between 30 and 90 days after the end of the reporting period. The Company estimates net earned premiums for the lag period.  Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. When installment premiums are related to assumed reinsurance contracts, the Company assesses the credit quality and liquidity of the ceding companies and the impact of any potential regulatory constraints to determine the collectability of such amounts.

Deferred premium revenue ceded to reinsurers (ceded unearned premium reserve) is recorded as an asset. Direct, assumed and ceded earned premiums are presented together as net earned premiums in the statement of operations, and comprise the following:

Net Earned Premiums

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Scheduled net earned premiums	$385	$381	$416
Accelerations
Refundings	269	390	294
Terminations	17	79	37
Total Accelerations	286	469	331
Accretion of discount on net premiums receivable	17	14	17
Financial guaranty insurance net earned premiums	688	864	764
Other	2	0	2
Net earned premiums (1)	$690	$864	$766
 ___________________

(1)	Excludes $15 million, $16 million and $21 million for the year ended December 31, 2017, 2016 and 2015, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Year Ended December 31,
	2017	2016	2015
	(in millions)
December 31,	$576	$693	$729
FG insurance
Premiums receivable from acquisitions (see Note 2)	270	18	2
Gross written premiums on new business, net of commissions	301	193	198
Gross premiums received, net of commissions	(301)	(258)	(206)
Adjustments:
Changes in the expected term	(8)	(38)	(19)
Accretion of discount, net of commissions on assumed business	12	9	18
Foreign exchange translation	64	(41)	(25)
Consolidation/deconsolidation of FG VIEs	0	0	(4)
Subtotal (1)	914	576	693
Other	1	0	—
December 31,	$915	$576	$693
____________________

(1)	Excludes $10 million, $11 million and $17 million as of December 31, 2017 , 2016 and 2015, respectively, related to consolidated FG VIEs.

Foreign exchange translation relates to installment premiums receivable denominated in currencies other than the U.S. dollar. As of December 31, 2017, 72% of installment premiums are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling. This represents an increase from 50% as of December 31, 2016, due mainly to the acquisition of MBIA UK.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of December 31, 2017
(in millions)
2018 (January 1 – March 31)	$38
2018 (April 1 – June 30)	31
2018 (July 1 – September 30)	22
2018 (October 1 – December 31)	18
2019	82
2020	78
2021	77
2022	70
2023-2027	289
2028-2032	193
2033-2037	106
After 2037	105
Total(1)	$1,109
____________________

(1)	Excludes expected cash collections on FG VIEs of $12 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of December 31, 2017
(in millions)
2018 (January 1 – March 31)	$89
2018 (April 1 – June 30)	88
2018 (July 1 – September 30)	84
2018 (October 1 – December 31)	82
Subtotal 2018	343
2019	295
2020	266
2021	244
2022	223
2023-2027	866
2028-2032	565
2033-2037	324
After 2037	281
Net deferred premium revenue(1)	3,407
Future accretion	188
Total future net earned premiums	$3,595
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $76 million, non-financial guaranty business net earned premium of $9 million and contra-paid related to FG VIEs of $17 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of December 31, 2017	As of December 31, 2016
	(dollars in millions)
Premiums receivable, net of commission payable	$914	$576
Gross deferred premium revenue	1,205	1,041
Weighted-average risk-free rate used to discount premiums	2.3%	3.0%
Weighted-average period of premiums receivable (in years)	9.2	9.1

Financial Guaranty Insurance Acquisition Costs

Accounting Policy

Policy acquisition costs that are directly related and essential to successful insurance contract acquisition, as well as ceding commission income on ceded reinsurance contracts are deferred and reported net. Amortization of deferred policy acquisition costs includes the accretion of discount on ceding commission receivable and payable.

Capitalized policy acquisition costs include expenses such as ceding commission expense on assumed reinsurance contracts and the cost of underwriting personnel attributable to successful underwriting efforts. Ceding commission expense on assumed reinsurance contracts and ceding commission income on ceded reinsurance contracts that are associated with premiums received in installments are calculated at their contractually defined commission rates, discounted consistent with premiums receivable for all future periods, and included in deferred acquisition costs (DAC), with a corresponding offset to net premiums receivable or reinsurance balances payable. Management uses its judgment in determining the type and amount of costs to be deferred. The Company conducts an annual study to determine which operating costs qualify for deferral. Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred. DAC is amortized in proportion to net earned premiums. When an insured obligation is retired early, the remaining related DAC is recognized at that time.

Expected losses and LAE, investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Rollforward of
Deferred Acquisition Costs

	Year Ended December 31,
	2017	2016	2015
	(in millions)
December 31,	$106	$114	$121
DAC adjustments from acquisitions (see Note 2)	(2)	0	1
Costs deferred during the period:
Commissions on assumed and ceded business	0	(2)	(1)
Premium taxes	5	4	2
Compensation and other acquisition costs	11	9	11
Total	16	11	12
Costs amortized during the period	(19)	(19)	(20)
December 31,	$101	$106	$114

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

Under financial guaranty insurance accounting, the sum of unearned premium reserve and loss and LAE reserve represents the Company's stand‑ready obligation. Unearned premium reserve is deferred premium revenue, less claim payments and recoveries received that have not yet been recognized in the statement of operations (contra-paid). At contract inception, the entire stand-ready obligation is represented by unearned premium reserve. A loss and LAE reserve for an insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid (“total losses”) exceed the deferred premium revenue, on a contract by contract basis. As a result, the Company has expected loss to be paid that has not yet been expensed. Such amounts will be recognized in future periods as deferred premium revenue amortizes into income.
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

Salvage and Subrogation Recoverable

When the Company becomes entitled to the cash flow from the underlying collateral of an insured exposure under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Such reduction in expected loss to be paid can result in one of the following:

•	a reduction in the corresponding loss and LAE reserve with a benefit to the income statement,

•	no entry recorded, if “total loss” is not in excess of deferred premium revenue, or

•	the recording of a salvage asset with a benefit to the income statement if the transaction is in a net recovery position at the reporting date.

The Company recognizes the expected recovery of claim payments (including recoveries from settlement with R&W providers) made by an acquired subsidiary prior to the date of acquisition, consistent with its policy for recognizing recoveries on all financial guaranty insurance contracts. To the extent that the estimated amount of recoveries increases or decreases due to changes in facts and circumstances, the Company would recognize a benefit or expense consistent with how changes in the expected recovery of all other claim payments are recorded. The ceded component of salvage and subrogation recoverable is recorded in the line item reinsurance balances payable.

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

Insurance Contracts' Loss Information

The following table provides information on net reserve (salvage), comprised of loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. The Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.78% with a weighted average of 2.39% as of December 31, 2017 and 0.0% to 3.23% with a weighted average of 2.74% as of December 31, 2016.

Net Reserve (Salvage)

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Public finance:
U.S. public finance	$901	$625
Non-U.S. public finance	21	21
Public finance	922	646
Structured finance:
U.S. RMBS	(59)	21
Other structured finance	40	96
Structured finance	(19)	117
Subtotal	903	763
Other recoverable (payable)	(4)	1
Subtotal	899	764
Elimination of losses attributable to FG VIEs	(55)	(64)
Total	$844	$700

Components of Net Reserves (Salvage)

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Loss and LAE reserve	$1,444	$1,127
Reinsurance recoverable on unpaid losses	(44)	(80)
Loss and LAE reserve, net	1,400	1,047
Salvage and subrogation recoverable	(572)	(365)
Salvage and subrogation payable(1)	20	17
Other payable (recoverable)	(4)	1
Salvage and subrogation recoverable, net, and other recoverable	(556)	(347)
Net reserves (salvage)	$844	$700
____________________
(1)          Recorded as a component of reinsurance balances payable.

The table below provides a reconciliation of net expected loss to be paid to net expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (i) the contra-paid which represent the claim payments made and recoveries received that have not yet been recognized in the statement of operations, (ii) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (and therefore recognized in income but not yet received), and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2017
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,226
Contra-paid, net	59
Salvage and subrogation recoverable, net of reinsurance	552
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,399)
Other recoverable (payable)	4
Net expected loss to be expensed (present value) (2)	$442
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $52 million as of December 31, 2017 related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2017
(in millions)
2018 (January 1 – March 31)	$8
2018 (April 1 – June 30)	9
2018 (July 1 – September 30)	10
2018 (October 1 – December 31)	10
Subtotal 2018	37
2019	42
2020	39
2021	35
2022	32
2023-2027	131
2028-2032	78
2033-2037	36
After 2037	12
Net expected loss to be expensed	442
Future accretion	88
Total expected future loss and LAE	$530

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Public finance:
U.S. public finance	$553	$307	$392
Non-U.S. public finance	(4)	(3)	1
Public finance	549	304	393
Structured finance:
U.S. RMBS	(106)	37	54
Other structured finance	(48)	(39)	5
Structured finance	(154)	(2)	59
Loss and LAE on insurance contracts before FG VIE consolidation	395	302	452
Gain (loss) related to FG VIE consolidation	(7)	(7)	(28)
Loss and LAE	$388	$295	$424

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2017

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	139	(22)	46	(3)	150	(41)	335	—	335
Remaining weighted-average contract period (in years)	8.9	7.3	14.0	2.9	9.6	9.3	9.9	—	9.9
Outstanding exposure:
Principal	$4,397	$(96)	$1,352	$(8)	$6,445	$(190)	$11,900	$—	$11,900
Interest	2,110	(42)	1,002	(1)	3,098	(86)	6,081	—	6,081
Total(2)	$6,507	$(138)	$2,354	$(9)	$9,543	$(276)	$17,981	$—	$17,981
Expected cash outflows (inflows)	$186	$(5)	$492	$(1)	$3,785	$(104)	$4,353	$(307)	$4,046
Potential recoveries(3)	(595)	20	(145)	0	(2,273)	67	$(2,926)	194	(2,732)
Subtotal	(409)	15	347	(1)	1,512	(37)	1,427	(113)	1,314
Discount	66	(4)	(93)	0	(78)	(2)	(111)	23	(88)
Present value of expected cash flows	$(343)	$11	$254	$(1)	$1,434	$(39)	$1,316	$(90)	$1,226
Deferred premium revenue	$112	$(5)	$129	$0	$540	$(6)	$770	$(74)	$696
Reserves (salvage)	$(380)	$11	$202	$(1)	$1,100	$(34)	$898	$(55)	$843

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2016

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	165	(35)	79	(11)	148	(49)	392	—	392
Remaining weighted-average contract period (in years)	8.6	7.0	13.2	10.5	8.1	6.0	10.1	—	10.1
Outstanding exposure:
Principal	$4,187	$(326)	$4,273	$(416)	$4,703	$(320)	$12,101	$—	$12,101
Interest	1,932	(140)	2,926	(219)	1,867	(87)	6,279	—	6,279
Total(2)	$6,119	$(466)	$7,199	$(635)	$6,570	$(407)	$18,380	$—	$18,380
Expected cash outflows (inflows)	172	(19)	1,404	(86)	1,435	(65)	2,841	(326)	2,515
Potential recoveries(3)	(440)	23	(146)	4	(743)	45	(1,257)	198	(1,059)
Subtotal	(268)	4	1,258	(82)	692	(20)	1,584	(128)	1,456
Discount	61	(4)	(355)	19	(114)	(4)	(397)	24	(373)
Present value of expected cash flows	(207)	0	903	(63)	578	(24)	1,187	(104)	1,083
Deferred premium revenue	$131	$(5)	$246	$(6)	$476	$(30)	$812	$(86)	$726
Reserves (salvage)	$(255)	$5	$738	$(58)	$343	$(10)	$763	$(64)	$699
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

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. At AGM's current financial strength ratings, if the conditions giving rise to the obligation of AGM to make a termination payment under the swap termination policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $133 million in respect of such termination payments. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were further downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an additional amount not exceeding approximately $260 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations (VRDOs) for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2017, AGM and AGC had insured approximately $3.7 billion net par of VRDOs, of which approximately $0.1 billion of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM in respect to AGMH's former guaranteed investment contracts (GIC) business. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's. AGMH's former subsidiary FSA Asset Management LLC is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2017, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2. There was a transfer of a fixed-maturity security from Level 2 into Level 3 during 2017 because starting in the second quarter of 2017 the price of the security includes a significant unobservable assumption. There were transfers of fixed-maturity securities from Level 2 into Level 3 during 2016 because of a lack of observability relating to the valuation inputs and collateral pricing.

Measured and Carried at Fair Value

Fixed-Maturity Securities and Short-Term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing models, which take into account: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, industry and economic events and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news.

Benchmark yields have in many cases taken priority over reported trades for securities that trade less frequently or those that are distressed trades, and therefore may not be indicative of the market. The extent of the use of each input is dependent on the asset class and the market conditions. The valuation of fixed-maturity investments is more subjective when markets are less liquid due to the lack of market based inputs.

Short-term investments, that are traded in active markets, are classified within Level 1 in the fair value hierarchy and their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

     Annually, the Company reviews each pricing service’s procedures, controls and models, as well as the competency of the pricing service’s key personnel. In addition, on a quarterly basis, the Company holds a meeting of the internal valuation committee (comprised of individuals within the Company with market, valuation, accounting, and/or finance experience) that reviews and approves prices and assumptions used by the pricing services.

The Company, on a quarterly basis:

•
reviews methodologies for Level 3 securities, any model updates and inputs for Level 3 securities, and compares such information to management’s own market information and, where applicable, the internal models,

•
reviews internally developed analytic packages for all securities that highlight, at a CUSIP level, price changes from the previous quarter to the current quarter, and evaluates, documents, and resolves any significant pricing differences with the assistance of the third party pricing source, and

•	compares prices received from different third party pricing sources for Level 3, and evaluates, documents the rationale for, and resolves any significant pricing differences for Level 3.

As of December 31, 2017, the Company used models to price 93 securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 11% or $1,265 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of December 31, 2017 and December 31, 2016, other invested assets include investments carried and measured at fair value on a recurring basis of $48 million and $52 million, respectively, and include primarily an investment in the global property catastrophe risk market and an investment in a fund that invests primarily in senior loans and bonds. Fair values for the majority of these investments are based on their respective net asset value (NAV) per share or equivalent.

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

 Supplemental Executive Retirement Plans

The Company classifies the fair value measurement of the assets of the Company's various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the aforementioned plans (Level 1) or based upon the NAV of the funds if a published daily value is not available (Level 2). The NAV's are based on observable information.

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

Due to the lack of quoted prices and other observable inputs for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through internally developed, proprietary models that use both observable and unobservable market data inputs. There is no established market where financial guaranty insured credit derivatives are actively traded, therefore, management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s transactions to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy since there is reliance on at least one unobservable input deemed significant to the valuation model, most importantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and how the Company’s own credit spread affects the pricing of its transactions.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2017 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

The various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts are as follows: the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost, and the weighted average life which is based on debt service schedules. The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided by trustees or obtained from market sources. The bank profit represents the profit the originator, usually an investment bank, realizes for structuring and funding the transaction; the net spread represents the premiums paid to the Company for the Company’s credit protection provided; and the hedge cost represents the cost of CDS protection purchased by the originator to hedge its counterparty credit risk exposure to the Company.

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

The following spread hierarchy is utilized in determining which source of gross spread to use. Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from their trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders who are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process.

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices adjusted to reflect the non-standard terms of the Company's CDS contracts.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of December 31, 2017	As of December 31, 2016
Based on actual collateral specific spreads	14%	7%
Based on market indices	48%	77%
Provided by the CDS counterparty	38%	16%
Total	100%	100%
 ____________________
(1)    Based on par.

The shift in sources of credit spreads away from market indices was a function of the run-off of collateralized loan obligations (CLOs) and synthetic CLO exposures during the period which had priced using market indices in the past.

The rates used to discount future expected premium cash flows ranged from 1.72% to 2.55% at December 31, 2017 and 1.00% to 2.55% at December 31, 2016.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 16% and 19% based on fair value, of the Company's CDS contracts are fair valued using this minimum premium as of December 31, 2017 and December 31, 2016, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at previously established floor levels. Due to the low volume of CDS contracts remaining in AGM's portfolio, changes in AGM's credit spreads do not significantly affect the overall percentage of transactions fair valued using the minimum premium. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or transaction originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are less than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts and taking the present value of such amounts discounted at the corresponding LIBOR over the weighted average remaining life of the contract.

Strengths and Weaknesses of Model

The Company’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses.

The primary strengths of the Company’s CDS modeling techniques are:

•	The model takes into account the transaction structure and the key drivers of market value.

•	The model maximizes the use of market-driven inputs whenever they are available.

•	The model is a consistent approach to valuing positions.

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or any actual exit transactions, therefore, the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	The markets for the inputs to the model are highly illiquid, which impacts their reliability.

•
Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy as the lowest level input that is significant to their fair value is unobservable. The prices are generally determined with the assistance of an independent third-party, based on a discounted cash flow approach. The FG VIEs issued securities collateralized by first lien and second lien RMBS as well as loans and receivables.

The fair value of the Company’s FG VIE assets is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIE’s assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIE assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIE assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIE assets. The third-party utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third-party, on comparable bonds.

The models to price the FG VIEs’ liabilities used, where appropriate, the same inputs used in determining fair value of FG VIE assets and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest, taking into account the Company's own credit risk.

Significant changes to any of the inputs described above could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIE that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIE liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIE liabilities with recourse.

Not Carried at Fair Value

Financial Guaranty Insurance Contracts

For financial guaranty insurance contracts that are acquired in a business combination, the Company measures each contract at fair value on the date of acquisition, and then follows insurance accounting guidance on a recurring basis thereafter.  In addition, the Company discloses the fair value of its outstanding financial guaranty insurance contracts.  In both cases, fair value is based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. It is based on a variety of factors that may include pricing assumptions management has observed for portfolio transfers, commutations, and acquisitions that have occurred in the financial guaranty market, as well as prices observed in the credit derivative market with an adjustment for illiquidity so that the terms would be similar to a financial guaranty insurance contract, and includes adjustments to the carrying value of unearned premium reserve for stressed losses, ceding commissions and return on capital. The Company classified this fair value measurement as Level 3.

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

Other Invested Assets

As of December 31, 2016, other invested assets not carried at fair value consisted primarily of an investment in a guaranteed investment contract, which matured in 2017. The fair value of the guaranteed investment contract approximated its carrying value due to its short term nature and was classified as Level 2 in the fair value hierarchy.

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
As of December 31, 2017

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,760	$—	$5,684	$76
U.S. government and agencies	285	—	285	—
Corporate securities	2,018	—	1,951	67
Mortgage-backed securities:
RMBS	861	—	527	334
Commercial mortgage-backed securities (CMBS)	549	—	549	—
Asset-backed securities	896	—	109	787
Foreign government securities	305	—	305	—
Total fixed-maturity securities	10,674	—	9,410	1,264
Short-term investments	627	464	162	1
Other invested assets (1)	7	—	0	7
Credit derivative assets	2	—	—	2
FG VIEs’ assets, at fair value	700	—	—	700
Other assets	121	25	36	60
Total assets carried at fair value	$12,131	$489	$9,608	$2,034
Liabilities:
Credit derivative liabilities	$271	$—	$—	$271
FG VIEs’ liabilities with recourse, at fair value	627	—	—	627
FG VIEs’ liabilities without recourse, at fair value	130	—	—	130
Total liabilities carried at fair value	$1,028	$—	$—	$1,028

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2016

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$5,432	$—	$5,393	$39
U.S. government and agencies	440	—	440	—
Corporate securities	1,613	—	1,553	60
Mortgage-backed securities:
RMBS	987	—	622	365
CMBS	583	—	583	—
Asset-backed securities	945	—	140	805
Foreign government securities	233	—	233	—
Total fixed-maturity securities	10,233	—	8,964	1,269
Short-term investments	590	319	271	—
Other invested assets(1)	8	—	0	8
Credit derivative assets	13	—	—	13
FG VIEs’ assets, at fair value	876	—	—	876
Other assets	114	24	28	62
Total assets carried at fair value	$11,834	$343	$9,263	$2,228
Liabilities:
Credit derivative liabilities	$402	$—	$—	$402
FG VIEs’ liabilities with recourse, at fair value	807	—	—	807
FG VIEs’ liabilities without recourse, at fair value	151	—	—	151
Total liabilities carried at fair value	$1,360	$—	$—	$1,360
 ____________________

(1)
Excluded from the table above are investments of $45 million and $48 million as of December 31, 2017 and December 31, 2016, respectively, measured using NAV per share. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2017 and 2016.

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2016	$39		$60		$365		$805		$876		$65		$(389)		$(807)		$(151)
MBIA UK Acquisition	—		—		—		7		—		—		—		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	(13)	(2)	6	(2)	27	(2)	113	(2)	37	(3)	(2)	(4)	107	(6)	(16)	(3)	(6)	(3)
Other comprehensive income (loss)	(2)		1		23		56		—		0		—		—		—
Purchases	—		—		42		173		—		1		—		—		—
Settlements	(2)		—		(123)		(367)		(147)		—		13		145		12
FG VIE consolidations	—		—		—		—		39		—		—		0		(39)
FG VIE deconsolidations	—		—		—		—		(105)		—		—		51		54
Transfers into Level 3	54		—		—		—		—		—		—		—		—
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2017	$(2)		$1		$23		$123		$59	(3)	$(2)	(4)	$96	(6)	$(11)	(3)	$(6)	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2016

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		Short-Term Investments		FG VIEs’ Assets at Fair Value		Other (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs' Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2015	$8		$71		$348		$657		$60		$1,261		$65		$(365)		$(1,225)		$(124)
CIFG Acquisition	1		—		20		36		0		—		—		(67)		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	2	(2)	(16)	(2)	10	(2)	51	(2)	0	(2)	167	(3)	0	(4)	74	(6)	(125)	(3)	(18)	(3)
Other comprehensive income (loss)	(4)		5		(13)		116		0		—		0		—		—		—
Purchases	33		—		70		76		—		—		—		—		—		—
Settlements	(1)		—		(70)		(139)		(60)		(629)		—		(31)		597		14
FG VIE consolidations	—		—		—		—		—		97		—		—		(54)		(43)
FG VIE deconsolidations	—		—		0		—		—		(20)		—		—		—		20
Transfers into Level 3	—		—		—		8		—		—		—		—		—		—
Fair value as of December 31, 2016	$39		$60		$365		$805		$—		$876		$65		$(389)		$(807)		$(151)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2016	$(4)		$5		$(15)		$116		$—		$93	(3)	$0	(4)	$(33)	(6)	$(12)	(3)	$(17)	(3)
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in fair value gains (losses) on CCS, net realized investment gains (losses), net investment income and other income.

(5)	Represents net position of credit derivatives. The consolidated balance sheet presents gross assets and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives and other income.

(7)	Includes short-term investments, CCS and other invested assets.

(8)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2017

Financial Instrument Description(1)	Fair Value at December 31, 2017 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$76	Yield	4.5%	-	40.8%	12.5%

Corporate securities	67	Yield	22.5%

RMBS	334	CPR	1.3%	-	17.4%	6.4%
		CDR	1.5%	-	9.2%	5.9%
		Loss severity	40.0%	-	125.0%	82.5%
		Yield	4.0%	-	7.5%	5.6%
Asset-backed securities:
Triple-X life insurance transactions	613	Yield	6.2%	-	6.4%	6.3%

CLO/TruPS	116	Yield	2.6%	-	4.6%	3.3%

Others	58	Yield	10.7%

FG VIEs’ assets, at fair value	700	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.7%	-	10.0%	6.2%

Other assets	60	Implied Yield	5.2%	-	5.9%	5.5%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(269)	Year 1 loss estimates	0.0%	-	42.0%	3.3%
		Hedge cost (in bps)	17.6	-	122.6	48.1
		Bank profit (in bps)	6.0	-	852.5	107.5
		Internal floor (in bps)	8.0	-	30.0	21.8
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(757)	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.4%	-	10.0%	4.9%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes short-term investments with fair value of $1 million and several investments recorded in other invested assets with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2016

Financial Instrument Description(1)	Fair Value at December 31, 2016 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities :
Obligations of state and political subdivisions	$39	Yield	4.3%	-	22.8%	11.1%

Corporate securities	60	Yield	20.1%

RMBS	365	CPR	1.6%	-	17.0%	4.6%
		CDR	1.5%	-	10.1%	6.7%
		Loss severity	30.0%	-	100.0%	77.8%
		Yield	3.3%	-	9.7%	6.0%
Asset-backed securities:
Triple-X life insurance transactions	425	Yield	5.7%	-	6.0%	5.8%

Collateralized debt obligations (CDO)	332	Yield	10.0%

CLO/TruPS	19	Yield	1.5%	-	4.8%	3.1%

Others	29	Yield	7.2%

FG VIEs’ assets, at fair value	876	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.9%	-	20.0%	6.5%

Other assets	62	Implied Yield	4.5%	-	5.1%	4.8%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(389)	Year 1 loss estimates	0.0%	-	38.0%	1.3%
		Hedge cost (in bps)	7.2	-	118.1	24.5
		Bank profit (in bps)	3.8	-	825.0	61.8
		Internal floor (in bps)	7.0	-	100.0	13.9
		Internal credit rating	AAA	-	CCC	AA+

FG VIEs’ liabilities, at fair value	(958)	CPR	3.5%	-	12.0%	7.8%
		CDR	2.5%	-	21.6%	5.7%
		Loss severity	35.0%	-	100.0%	78.6%
		Yield	2.4%	-	20.0%	5.0%
____________________

(1)	Discounted cash flow is used as valuation technique for all financial instruments.

(2)	Excludes several investments recorded in other invested assets with fair value of $8 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,674	$10,674	$10,233	$10,233
Short-term investments	627	627	590	590
Other invested assets	60	61	146	147
Credit derivative assets	2	2	13	13
FG VIEs’ assets, at fair value	700	700	876	876
Other assets	218	218	205	205
Liabilities:
Financial guaranty insurance contracts (1)	3,330	7,104	3,483	8,738
Long-term debt	1,292	1,627	1,306	1,546
Credit derivative liabilities	271	271	402	402
FG VIEs’ liabilities with recourse, at fair value	627	627	807	807
FG VIEs’ liabilities without recourse, at fair value	130	130	151	151
Other liabilities	55	55	12	12
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

     The estimated remaining weighted average life of credit derivatives was 11.7 years at December 31, 2017 and 5.3 years at December 31, 2016. The increase in the weighted average life of the credit derivative portfolio was primarily attributable to the run-off of short-dated pooled corporate obligations. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives

	As of December 31, 2017		As of December 31, 2016
Asset Type	Net Par Outstanding	Weighted Average Credit Rating	Net Par Outstanding	Weighted Average Credit Rating
	(dollars in millions)
Pooled corporate obligations:
CLO /collateralized bond obligations	$—	--	$2,022	AAA
Synthetic investment grade pooled corporate	—	--	7,224	AAA
TruPS CDOs	878	A	1,179	BBB+
Total pooled corporate obligations	878	A	10,425	AAA
U.S. RMBS	916	AA	1,142	AA-
Pooled infrastructure	1,561	AAA	1,513	AAA
Infrastructure finance	572	A	1,021	BBB+
Other(1)	2,280	A-	2,896	A
Total	$6,207	AA-	$16,997	AA+
____________________

(1)	This comprises numerous transactions across various asset classes, such as commercial receivables, international RMBS, regulated utilities and consumer receivables.

The underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts and other real estate related issuers. Due to the fact that the debt is subordinated, TruPS CDOs were typically structured with higher levels of embedded credit enhancement, which allowed the Company to mitigate the risks associated with TruPS CDOs.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2017		As of December 31, 2016
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$2,144	34.6%	$10,967	64.6%
AA	1,170	18.8	2,167	12.7
A	1,517	24.5	1,499	8.8
BBB	1,038	16.7	1,391	8.2
BIG	338	5.4	973	5.7
Credit derivative net par outstanding	$6,207	100.0%	$16,997	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Realized gains on credit derivatives	$17	$56	$63
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(27)	(27)	(81)
Realized gains (losses) and other settlements	(10)	29	(18)
Net unrealized gains (losses):
Pooled corporate obligations	35	(16)	147
U.S. RMBS	23	22	396
Pooled infrastructure	5	17	17
Infrastructure finance	4	4	0
Other	54	42	186
Net unrealized gains (losses)	121	69	746
Net change in fair value of credit derivatives	$111	$98	$728

Terminations and Settlements
of Direct Credit Derivative Contracts

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net par of terminated credit derivative contracts	$331	$3,811	$2,777
Realized gains on credit derivatives	0	20	13
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(15)	—	(116)
Net unrealized gains (losses) on credit derivatives	26	103	465

During 2017, unrealized fair value gains were generated primarily as a result of CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. The termination of several CDS transactions in the pooled corporate CLO, U.S. RMBS and Other sectors was the primary driver of the unrealized fair value gains. The cost to buy protection in AGC’s and AGM’s name, specifically the five-year CDS spread, did not change materially during the period, and therefore did not have a material impact on the Company’s unrealized fair value gains and losses on CDS.

During 2016, unrealized fair value gains were generated primarily as a result of CDS terminations in the U.S. RMBS and other sectors, run-off of CDS par and price improvements on the underlying collateral of the Company’s CDS. The majority of the CDS transactions that were terminated were as a result of settlement agreements with several CDS counterparties. The unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads across all sectors. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of December 31, 2017	As of December 31, 2016	As of December 31, 2015
Five-year CDS spread:
AGC	163	158	376
AGM	145	158	366

One-year CDS spread
AGC	70	35	139
AGM	28	29	131

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(555)	$(811)
Plus: Effect of AGC and AGM credit spreads	286	422
Net fair value of credit derivatives	$(269)	$(389)

The fair value of CDS contracts at December 31, 2017, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are TruPS, pooled infrastructure and infrastructure finance securities, as well as 2005-2007 vintages of Alt-A, Option ARM and subprime RMBS transactions. The mark to market benefit between December 31, 2017 and December 31, 2016, resulted primarily from several CDS terminations, run-off of net par outstanding, and a narrowing of credit spreads related to the Company's TruPS and U.S. RMBS obligations.

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the TruPS CDO, and pooled infrastructure markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

The following table presents the fair value and the present value of expected claim payments or recoveries (i.e., net expected loss to be paid as described in Note 5) for contracts accounted for as derivatives.

Net Fair Value and Expected Losses
of Credit Derivatives

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Fair value of credit derivative asset (liability), net	$(269)	$(389)
Expected loss to be (paid) recovered	14	(10)

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation for $497 million of the CDS insured by AGC requires AGC to post collateral, in some cases subject to a cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of December 31, 2017 and December 31, 2016.

AGC Insured CDS Collateral Posting Requirements

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Gross par of CDS with collateral posting requirement	$497	$690
Maximum posting requirement	464	674
Collateral posted	18	116

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

Effect of Changes in Credit Spread
As of December 31, 2017

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(501)	$(232)
50% widening in spreads	(385)	(116)
25% widening in spreads	(327)	(58)
10% widening in spreads	(292)	(23)
Base Scenario	(269)	—
10% narrowing in spreads	(250)	19
25% narrowing in spreads	(222)	47
50% narrowing in spreads	(174)	95
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

9.	Consolidated Variable Interest Entities

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

As part of the terms of its financial guaranty contracts, the Company, under its insurance contract, obtains certain protective rights with respect to the VIE that give the Company additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company is deemed to be the control party for certain VIEs under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the Company the control party have not been triggered, then the VIE is not consolidated. If the Company is deemed no longer to have those protective rights, the VIE is deconsolidated.

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

The cash flows generated by the FG VIE assets are classified as cash flows from investing activities. Paydowns of FG liabilities are supported by the cash flows generated by FG VIE assets, and for liabilities with recourse, possibly claim payments made by AGM or AGC under its financial guaranty insurance contracts. Paydowns of FG liabilities both with and without recourse are classified as cash flows used in financing activities by the Company. Interest income, interest expense and other expenses of the FG VIE assets and liabilities are classified as operating cash flows. Claim payments made by AGC and AGM under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation and therefore such claim payments are treated as paydowns of FG VIE liabilities as a financing activity as opposed to an operating activity of AGM and AGC.

Consolidated FG VIEs

Number of FG VIEs Consolidated

	Year Ended December 31,
	2017	2016	2015

Beginning of the period, December 31	32	34	32
Radian Asset Acquisition	—	—	4
Consolidated (1)	2	1	1
Deconsolidated (1)	(2)	(2)	(1)
Matured	—	(1)	(2)
End of the period, December 31	32	32	34
____________________

(1)
Net loss on consolidation and deconsolidation was de minimis in 2017 and 2016. Net loss on consolidation was $26 million in 2015 and was recorded in "fair value gains (losses) on FG VIEs" in the consolidated statement of operations.

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $99 million at December 31, 2017 and $137 million at December 31, 2016. The aggregate unpaid principal of the FG VIEs’ assets was approximately $361 million greater than the aggregate fair value at December 31, 2017. The aggregate unpaid principal of the FG VIEs’ assets was approximately $432 million greater than the aggregate fair value at December 31, 2016.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2017 that was recorded in the consolidated statements of operations for 2017 were gains of $35 million. The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2016 that was recorded in the consolidated statements of operations for 2016 were gains of $55 million. The change in the instrument-specific credit risk of the FG VIEs’ assets for 2015 were gains of $90 million. To calculate the instrument specific credit risk, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the instrument specific credit risk and changes due to other factors, including interest rates. The instrument specific credit risk amount is determined by using expected contractual cash flows versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $674 million and $871 million as of December 31, 2017 and December 31, 2016, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $73 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2017. The aggregate unpaid principal balance was approximately $109 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2016.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2017		As of December 31, 2016
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$362	$385	$473	$509
U.S. RMBS second lien	144	177	178	223
Manufactured housing	64	65	74	75
Total with recourse	570	627	725	807
Without recourse	130	130	151	151
Total	$700	$757	$876	$958

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

Effect of Consolidating FG VIEs on Net Income (Loss),
Cash Flows From Operating Activities and Shareholders’ Equity

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net earned premiums	$(15)	$(16)	$(21)
Net investment income	(5)	(10)	(32)
Net realized investment gains (losses)	0	1	10
Fair value gains (losses) on FG VIEs	30	38	38
Bargain purchase gain	—	—	2
Loss and LAE	7	7	28
Effect on income before tax	17	20	25
Less: tax provision (benefit)	6	7	8
Effect on net income (loss)	$11	$13	$17

Effect on cash flows from operating activities	$19	$24	$43

	As of December 31, 2017	As of December 31, 2016
	(in millions)
Effect on shareholders’ equity (decrease) increase	$2	$(9)

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities. In 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $30 million. The primary driver of the 2017 gain in fair value of FG VIE assets and liabilities is price appreciation on the FG VIE assets resulting from improvement in the underlying collateral.

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

Non-Consolidated VIEs

As of December 31, 2017 and December 31, 2016, the Company had financial guaranty contracts outstanding for approximately 510 and 600 VIEs, respectively, that it did not consolidate based on the Company’s analyses which indicate that it is not the primary beneficiary of any other VIEs. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Accounting Policy

The vast majority of the Company's investment portfolio is composed of fixed-maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 99.2% based on fair value as of December 31, 2017), and therefore carried at fair value. Changes in fair value for other-than-temporarily-impaired (OTTI) securities are bifurcated between credit losses and non-credit changes in fair value. The credit loss on OTTI securities is recorded in the statement of operations and the non-credit component of the change in fair value of securities, whether OTTI or not, is recorded in OCI. For securities in an unrealized loss position where the Company has the intent to sell or it is more-likely-than-not that it will be required to sell the security before recovery, the entire impairment loss (i.e., the difference between the security's fair value and its amortized cost) is recorded in the consolidated statements of operations.

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

Other invested assets, as of December 31, 2017, primarily include an investment in the limited partnership interest of a fund that invests in the equity of private equity managers and a minority interest in an independent investment advisory firm specializing in separately managed accounts, both of which are accounted for under the equity method, and preferred stocks, which are carried at fair value with changes in unrealized gains and losses recorded in OCI.

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

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $97 million and $91 million as of December 31, 2017 and December 31, 2016, respectively.

Net Investment Income

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Income from fixed-maturity securities managed by third parties	$298	$306	$335
Income from internally managed securities:
Fixed maturities	120	103	61
Other	9	8	37
Gross investment income	427	417	433
Investment expenses	(9)	(9)	(10)
Net investment income	$418	$408	$423

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Gross realized gains on available-for-sale securities (1)	$95	$28	$44
Gross realized losses on available-for-sale securities	(12)	(8)	(15)
Net realized gains (losses) on other invested assets	0	2	(8)
Other-than-temporary impairment	(43)	(51)	(47)
Net realized investment gains (losses)	$40	$(29)	$(26)
____________________

(1)	Year ended December 31, 2017 includes a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Acquisitions.

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an other-than-temporary-impairment and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Balance, beginning of period	$134	$108	$124
Additions for credit losses on securities for which an other-than-temporary-impairment was not previously recognized	13	3	3
Reductions for securities sold and other settlements	(4)	(4)	(28)
Additions for credit losses on securities for which an other-than-temporary-impairment was previously recognized	19	27	9
Balance, end of period	$162	$134	$108

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2017

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	51%	$5,504	$267	$(11)	$5,760	$23	AA
U.S. government and agencies	2	272	14	(1)	285	—	AA+
Corporate securities	18	1,973	63	(18)	2,018	(6)	A
Mortgage-backed securities(4):	—
RMBS	8	852	26	(17)	861	(1)	BBB+
CMBS	5	540	12	(3)	549	—	AAA
Asset-backed securities	7	730	166	0	896	136	B
Foreign government securities	3	316	6	(17)	305	0	AA
Total fixed-maturity securities	94	10,187	554	(67)	10,674	152	A+
Short-term investments	6	627	0	0	627	—	AAA
Total investment portfolio	100%	$10,814	$554	$(67)	$11,301	152	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2016

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with Other-Than-Temporary Impairment	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,269	$202	$(39)	$5,432	$13	AA
U.S. government and agencies	4	424	17	(1)	440	—	AA+
Corporate securities	15	1,612	32	(31)	1,613	(8)	A-
Mortgage-backed securities(4):
RMBS	9	998	27	(38)	987	(21)	A-
CMBS	5	575	13	(5)	583	—	AAA
Asset-backed securities	8	835	110	0	945	33	B
Foreign government securities	3	261	4	(32)	233	—	AA
Total fixed-maturity securities	94	9,974	405	(146)	10,233	17	A+
Short-term investments	6	590	0	0	590	—	AAA
Total investment portfolio	100%	$10,564	$405	$(146)	$10,823	$17	A+
____________________

(1)	Based on amortized cost.

(2)	Also refer to Note 20, Other Comprehensive Income.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	Government-agency obligations were approximately 39% of mortgage backed securities as of December 31, 2017 and 42% as of December 31, 2016 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories.

The following tables present the fair value of the Company’s available-for-sale portfolio of obligations of state and political subdivisions as of December 31, 2017 and December 31, 2016 by state.

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2017 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Fixed-maturity securities:
New York	$13	$44	$568	$625	$598	AA
California	76	83	421	580	527	A
Texas	17	212	321	550	528	AA
Washington	93	87	214	394	381	AA
Florida	5	17	244	266	254	AA-
Massachusetts	70	—	151	221	208	AA
Illinois	18	51	131	200	189	A
Ohio	16	22	102	140	136	AA
Pennsylvania	33	21	76	130	125	A+
District of Columbia	43	—	85	128	123	AA
All others	138	263	1,233	1,634	1,577	AA-
Total	$522	$800	$3,546	$4,868	$4,646	AA-

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2016 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
Fixed-maturity securities:
New York	$13	$38	$570	$621	$604	AA
California	73	62	391	526	497	A+
Texas	16	186	316	518	503	AA
Washington	81	68	201	350	348	AA
Florida	16	11	247	274	266	AA-
Massachusetts	74	—	149	223	215	AA
Illinois	18	65	127	210	205	A+
Arizona	—	3	122	125	122	AA
Georgia	—	9	104	113	109	A+
Pennsylvania	38	17	58	113	111	A+
All others	153	155	1,085	1,393	1,364	AA-
Total	$482	$614	$3,370	$4,466	$4,344	AA-
____________________

(1)
Excludes $892 million and $966 million as of December 31, 2017 and 2016, respectively, of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

The revenue bond portfolio is comprised primarily of essential service revenue bonds issued by transportation authorities and other utilities, water and sewer authorities, universities and healthcare providers.

Revenue Bonds
Sources of Funds

	As of December 31, 2017		As of December 31, 2016
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Fixed-maturity securities:
Transportation	$955	$889	$860	$824
Water and sewer	670	641	545	531
Tax backed	600	570	617	601
Higher education	515	492	513	499
Municipal utilities	324	315	365	360
Healthcare	308	293	310	298
All others	174	169	160	158
Total	$3,546	$3,369	$3,370	$3,271

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	0	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	0	80	(3)	109	(3)
Asset-backed securities	48	0	3	0	51	0
Foreign government securities	20	0	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities(1)		244		264		499
Number of securities with other-than-temporary impairment(1)		17		15		31

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2016

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,110	$(38)	$6	$(1)	$1,116	$(39)
U.S. government and agencies	87	(1)	—	—	87	(1)
Corporate securities	492	(11)	118	(20)	610	(31)
Mortgage-backed securities:
RMBS	391	(23)	94	(15)	485	(38)
CMBS	165	(5)	—	—	165	(5)
Asset-backed securities	36	0	0	0	36	0
Foreign government securities	44	(5)	114	(27)	158	(32)
Total	$2,325	$(83)	$332	$(63)	$2,657	$(146)
Number of securities(1)		622		60		676
Number of securities with other-than-temporary impairment		8		9		17
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2017, 28 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2017 was $27 million. As of December 31, 2016, of the securities in an unrealized loss position for 12 months or more, 41 securities had unrealized losses greater than 10% of book value with an unrealized loss of $59 million. The Company has determined that the unrealized losses recorded as of December 31, 2017 and December 31, 2016 were yield-related and not the result of other-than-temporary-impairment.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2017 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2017

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$254	$256
Due after one year through five years	1,574	1,604
Due after five years through 10 years	2,368	2,443
Due after 10 years	4,599	4,961
Mortgage-backed securities:
RMBS	852	861
CMBS	540	549
Total	$10,187	$10,674

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise restricted total $269 million and $285 million, as of December 31, 2017 and December 31, 2016, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,677 million and $1,420 million, based on fair value as of December 31, 2017 and December 31, 2016, respectively.

The fair value of the Company’s pledged securities to secure its obligations under its CDS exposure totaled $18 million and $116 million as of December 31, 2017 and December 31, 2016, respectively. See Note 8, Contracts Accounted for as Credit Derivatives, for more information.

No material investments of the Company were non-income producing for years ended December 31, 2017 and 2016, respectively.

Externally Managed Portfolio

As of December 31, 2017, the majority of the investment portfolio is managed by six outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest as indicated below), and a seventh outside manager was added in January 2018. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally do not permit its outside managers to purchase securities rated lower than A- by S&P or A3 by Moody’s, excluding a minimal allocation to corporate securities not rated lower than BBB by S&P or Baa2 by Moody’s.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio (other than short term investments) represents approximately 12% and 15% of the investment portfolio, on a fair value basis as of December 31, 2017 and December 31, 2016, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

One of the Company's strategies for mitigating losses has been to purchase loss mitigation securities, at discounted prices. In addition, the Company holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties (other risk management assets).

Alternative investments include various funds investing in both equity and debt securities and catastrophe bonds as well as investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. Separately, in September 2017 the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs).

Internally Managed Portfolio
Carrying Value

	As of December 31,
	2017	2016
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,231	$1,492
Other invested assets	20	107
Alternative investments	69	48
Other	5	7
Total	$1,325	$1,654

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of December 31,
	2017	2016	2015	2014
	(in millions)
Cash	$144	$118	$166	$75
Restricted cash (1)	0	9	0	19
Total cash and restricted cash	$144	$127	$166	$94
____________________

(1)	Amounts relate to cash held in trust accounts and are reported in other assets in consolidated balance sheets. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

11.	Insurance Company Regulatory Requirements

The following table summarizes the equity and income amounts reported to local regulatory bodies in the U.S. and Bermuda for insurance company subsidiaries within the group. The discussion that follows describes the basis of accounting and differences to U.S. GAAP.

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2017	2016	2017	2016	2015
	(in millions)
U.S. statutory companies:
AGM(1)	$2,254	$2,321	$152	$191	$217
AGC(1)(2)	2,073	1,896	219	108	(92)
MAC	270	487	32	142	102
Bermuda statutory company:
AG Re	1,294	1,255	156	139	51
____________________

(1)
Policyholders' surplus of AGM and AGC include their indirect share of MAC. AGM and AGC own approximately 61% and 39%, respectively, of the outstanding stock of Municipal Assurance Holdings Inc. (MAC Holdings), which owns 100% of the outstanding common stock of MAC.

(2)
As indicated in Note 2, Acquisitions, AGC completed the acquisition of MBIA UK (now AGLN) on January 10, 2017, CIFGH (the parent company of CIFGNA) on July 1, 2016 and Radian Asset on April 1, 2015. As mentioned in Note 1, Business and Basis of Presentation, AGC sold AGLN to AGM on June 26, 2017. Both CIFGNA and Radian Asset were merged with and into AGC, with AGC as the surviving company of the merger. The impact to AGC's policyholders' surplus was a decrease of approximately $36 million from the MBIA UK acquisition, on a statutory basis, as of January 10, 2017, and an increase of $287 million from the CIFGH acquisition, on a statutory basis, as of July 1, 2016.

Basis of Regulatory Financial Reporting

United States

Each of the Company's U.S. domiciled insurance companies' ability to pay dividends depends, among other things, upon their financial condition, results of operations, cash requirements, compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their state of domicile and other states. Financial statements prepared in accordance with accounting practices prescribed or permitted by local insurance regulatory authorities differ in certain respects from GAAP.

The Company's U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (NAIC) and their respective insurance departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The Company has no permitted accounting practices on a statutory basis, except for those related to CIFGNA which was merged into AGC in 2016 and therefore subject to statutory merger accounting requiring the restatement of prior year balances of AGC to include CIFGNA. On the CIFG Acquisition Date, accounting policies were conformed with AGC's accounting policies which do not include any permitted practices.

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

•	surplus notes are recognized as surplus and each payment of principal and interest is recorded only upon approval of the insurance regulator rather than liabilities with periodic accrual of interest;

•	acquisitions are accounted for as either statutory purchases or statutory mergers, rather than the purchase method under GAAP;

•
losses are discounted at a rate of 4.0% or 4.5%, recorded when the loss is deemed probable and without consideration of the deferred premium revenue. Under GAAP, expected losses are discounted at the risk free rate at the end of each reporting period and are recorded only to the extent they exceed deferred premium revenue;

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

Contingency Reserves

From time to time, AGM and AGC have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations.  In 2017, on the latter basis, AGM obtained the New York State Department of Financial Services' (NYDFS's) approval for a contingency reserve release of approximately $246 million and AGC obtained the Maryland Insurance Administration's (MIA's) approval for a contingency reserve release of approximately $134 million. In 2016, AGM obtained the NYDFS's approval for a contingency reserve release of approximately $175 million and AGC obtained the MIA's approval for a contingency reserve release of approximately $152 million. In addition, MAC also released approximately $62 million and $53 million of contingency reserves in 2017 and 2016, respectively, which consisted of the assumed contingency reserves maintained by MAC, as reinsurer of AGM, in respect of the same obligations that were the subject of AGM's $246 million and $175 million releases in 2017 and 2016, respectively.

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

Bermuda

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

United Kingdom

AGE prepares its solvency and condition report based on Prudential Regulation Authority (PRA) and Solvency II Regulations (Solvency II). AGE adopted the full framework required by Solvency II on January 1, 2016, which is the date they became effective. In calculating its Own Funds (regulatory capital resources under Solvency II), AGE starts with its UK GAAP Balance Sheet and makes the adjustments required by Solvency II. The significant adjustments relate to reinsurance recoverable, future premiums and reinsurance commissions receivable, provision for unearned premiums and unexpired risks provisions, technical provision, future reinsurance premiums payable, and reinsurance commissions deferred. As of December 31, 2017 and December 31, 2016, AGE's Own Funds were in excess of its Solvency Capital Requirement.

Insurance Company Dividends and Capital

 Dividends and Return of Capital
By Insurance Company Subsidiaries

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Dividends paid by AGC to AGUS	$107	$79	$90
Dividends paid by AGM to AGMH	196	247	215
Dividends paid by AG Re to AGL	125	100	150
Dividends paid by MAC to MAC Holdings (1)	36	—	—
Redemption of common stock by AGM to AGMH	101	300	—
Redemption of common stock by MAC to MAC Holdings (1)	250	—	—
Repayment of surplus note by MAC to AGM	—	100	—
Repayment of surplus note by MAC to MAC Holdings (1)	—	300	—
Repayment of surplus note by AGM to AGMH	—	—	25
____________________

(1)	MAC Holdings distributed nearly the entire amounts to AGM and AGC, in proportion to their ownership percentages.

On December 21, 2017, the MIA approved AGC's request to repurchase its shares of common stock from its direct parent, AGUS. AGC paid $200 million in January 2018.

United States

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

The maximum amount available during 2018 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $190 million. Of such $190 million, approximately $73 million is available for distribution in the first quarter of 2018. The maximum amount available during 2018 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $27 million, of which approximately $3 million is available for distribution in the first quarter of 2018.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2018 for AGC to distribute as ordinary dividends is approximately $133 million. Of such $133 million, approximately $54 million is available for distribution in the first quarter of 2018.

Bermuda

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $324 million, without AG Re certifying to the Authority that it will continue to meet required margins. As of December 31, 2016, the Authority now requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of AG Re, are U.S. GAAP), subject to certain adjustments. As a result of this new requirement, certain assets previously non-admitted by AG Re are now admitted, resulting in an increase to AG Re’s statutory capital and surplus limitation. Based on the foregoing limitations, in 2018 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $324 million as of December 31, 2017. Such dividend capacity can be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2017, AG Re had unencumbered assets of approximately $554 million.

United Kingdom

U.K. company law prohibits each of AGE, AGLN and AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA's capital requirements may in practice act as a restriction on dividends. In addition, AGLN currently must confirm that the PRA does not object to the payment of any dividend to its parent company before AGLN makes any dividend payment.

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

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (HMRC). AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The blended rate of corporation tax was at 19.25% for 2017. AGL has also registered in the U.K. to report its Value Added Tax (VAT) liability.  The current rate of VAT is 20%. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. "controlled foreign companies" regime and has obtained a clearance from HMRC confirming this on the basis of current facts.

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

On January 10, 2017, AGC purchased MBIA UK, a U.K. based insurance company. After the purchase, MBIA UK changed its name to AGLN and continues to file its tax returns in the U.K. as a separate entity. For additional information on the MBIA UK Acquisition, see Note 2, Acquisitions. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

Effect of the Tax Act

On December 22, 2017, the Tax Act was signed into law. The Tax Act changed many items of U.S. corporate income taxation, including a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of non-U.S. subsidiaries. At December 31, 2017, the Company had not completed accounting for the tax effects of the Tax Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. The Company recognized a provisional amount of $61 million, which is included as a component of income tax expense from continuing operations. The Company will continue to assess its provision for income taxes as future guidance is issued. Any adjustments, if necessary, during the measurement period guidance outlined in Staff Accounting Bulletin No. 118 will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Provisional Amounts

Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of its deferred tax balance was $37 million.

Foreign Tax Effects

The one-time transition tax is based on total post-1986 earnings and profits (E&P) for which the Company had previously deferred U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability on non-U.S. subsidiaries less realizable foreign tax credits (FTCs) and a write off of deferred tax liabilities on unremitted earnings, resulting in an increase in income tax expense of $24 million. The Company has not yet completed its calculation of the total post-1986 foreign E&P for these non-U.S. subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation.

The table below summarizes the impact of the Tax Act on the consolidated statements of operations.

Summary of the Tax Act Effect

Year Ended December 31, 2017
(in millions)
Transition tax	$93
Foreign tax credit realized	(31)
Write down of unremitted earnings	(38)
Net impact of repatriation	24
Write down of deferred tax asset due to tax rate change	37
Net impact of Tax Act	$61

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

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$300	$316	$443
Tax-exempt interest	(49)	(49)	(54)
Goodwill impairment and gain on bargain purchase price	(20)	(125)	(19)
Change in liability for uncertain tax positions	(26)	11	12
Effect of provision to tax return filing adjustments	(8)	(15)	(11)
State taxes	9	3	1
Effect of Tax Act	61	—	—
Other	(6)	(5)	3
Total provision (benefit) for income taxes	$261	$136	$375
Effective tax rate	26.3%	13.4%	26.2%

The change in liability for uncertain tax positions for 2017 is driven by the closure of the 2009 – 2012 IRS Audit, see "Audits" below for further discussion.

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

The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2017	2016	2015
	(in millions)
United States	$873	$921	$1,284
Bermuda	145	126	177
U.K.	(27)	(30)	(30)
Total	$991	$1,017	$1,431

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2017	2016	2015
	(in millions)
United States	$1,543	$1,442	$1,853
Bermuda	216	239	361
U.K.	(20)	(4)	(7)
Total	$1,739	$1,677	$2,207

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Components of Net Deferred Tax Assets

	As of December 31,
	2017	2016
	(in millions)
Deferred tax assets:
Unrealized losses on credit derivative financial instruments, net	$20	$66
Unearned premium reserves, net	124	229
Loss and LAE reserve	—	216
Tax and loss bonds	—	50
Alternative minimum tax credit	59	17
Foreign tax credit	43	20
DAC	—	29
Investment basis difference	63	76
Deferred compensation	21	40
Net operating loss	38	64
FG VIE	13	14
Other	14	29
Total deferred income tax assets	395	850
Deferred tax liabilities:
Contingency reserves	—	82
Public debt	53	91
Unrealized appreciation on investments	91	84
Unrealized gains on CCS	13	22
Market discount	28	22
Loss and LAE reserve	27	—
DAC	12	—
Deferred balances related to non-US affiliates	16	3
Other	14	30
Total deferred income tax liabilities	254	334
Less: Valuation allowance	43	19
Net deferred income tax asset	$98	$497

As of December 31, 2017, the Company had alternative minimum tax credits of $59 million which, pursuant to the Tax Act, are available as a credit to offset regular tax liability over the next three years with any excess refundable by 2021.

During 2017 the Company generated $31 million of FTC to carry forward as a result of the Tax Act’s deemed repatriation of previously untaxed unremitted foreign earnings. The Company has established a full valuation allowance against the entire FTC balance. See the valuation allowance discussion below.

As part of the CIFG Acquisition, the Company acquired $189 million of NOL which will begin to expire in 2033. The NOL has been limited under Internal Revenue Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2017, the Company had $182 million of NOL’s available to offset its future U.S. taxable income.

Valuation Allowance

The Company has $12 million of FTC from previous acquisitions and $31 million of FTC due to the Tax Act for use against regular tax in future years. FTCs will begin to expire in 2020 and will fully expire by 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $43 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

As of December 31, 2017, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2013 to present. In December 2016, the IRS issued a Revenue Agent Report (RAR) which did not identify any material adjustments that were not already accounted for in the prior periods. In April 2017, the Company received a final letter from the IRS to close the audit with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. Assured Guaranty Oversees US Holdings Inc. has open tax years of 2014 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2015 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2014 to present. The Company's French subsidiary, CIFGE, is under examination for the period January 1, 2015 through December 31, 2016, and has open tax years of 2014 to present.

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax positions.

	2017	2016	2015
	(in millions)
Balance as of January 1,	$50	$40	$28
Effect of provision to tax return filing adjustments	8	6	10
Increase in unrecognized tax positions as a result of position taken during the current period	1	4	2
Decrease in unrecognized tax positions as a result of settlement of positions taken during the prior period	(31)	—	—
Balance as of December 31,	$28	$50	$40

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $1 million for 2017, $2 million for 2016 and $1 million for 2015. As of December 31, 2017 and December 31, 2016, the Company has accrued $3 million and $7 million of interest, respectively.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of December 31, 2017 would affect the effective tax rate, if recognized. The reduction in reserves is driven by the closure of the 2009- 2012 IRS Audit.

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

Accounting Policy

For business assumed and ceded, the accounting model of the underlying direct financial guaranty contract dictates the accounting model used for the reinsurance contract (except for those eliminated as FG VIEs). For any assumed or ceded financial guaranty insurance premiums and losses, the accounting models described in Note 6 are followed. For any assumed or ceded credit derivative contracts, the accounting model in Note 8 is followed.

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

The downgrade of the financial strength ratings of AG Re or of AGC gives certain ceding companies the right to recapture business they had ceded to AG Re and AGC, which would lead to a reduction in the Company's unearned premium reserve and related earnings on such reserve. With respect to a significant portion of the Company's in-force Assumed Financial Guaranty Business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional required payment. As of December 31, 2017, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $46 million and $15 million, respectively.

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

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Premiums Written:
Direct	$297	$165	$164
Assumed(1)	10	(11)	17
Ceded(2)	18	(17)	10
Net	$325	$137	$191
Premiums Earned:
Direct	$693	$887	$792
Assumed	27	27	40
Ceded	(30)	(50)	(66)
Net	$690	$864	$766
Loss and LAE:
Direct	$404	$327	$399
Assumed	11	0	45
Ceded	(27)	(32)	(20)
Net	$388	$295	$424
____________________

(1)	Negative assumed premiums written were due to changes in expected debt service schedules.

(2)	Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

In addition to the items presented in the table above, the Company records in the consolidated statements of operations, the effect of assumed and ceded credit derivative exposures. These amounts were losses of $0.8 million in 2017, $27 million in 2016 and $3 million in 2015.

Exposure to Reinsurers (1)

	As of December 31,
	2017	2016
	(in millions)
Due (To) From:
Assumed premium, net of commissions	$53	$65
Ceded premium, net of commissions	(42)	(46)
Assumed expected loss to be paid	(71)	(70)
Ceded expected loss to be paid	29	87
Par Outstanding:
Ceded par outstanding (2)	4,434	11,156
Assumed par outstanding	8,383	13,264
Second-to-pay insured par outstanding (3)	6,605	11,539
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of December 31, 2017 and December 31, 2016 was approximately $118 million and $387 million, respectively.

(2)	Of the total ceded par to unrated or BIG rated reinsurers, $296 million and $384 million is rated BIG as of December 31, 2017 and December 31, 2016, respectively.

(3)
The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG and/or not rated is $204 million and $788 million as of December 31, 2017 and December 31, 2016, respectively. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by such other monoline financial guaranty insurers. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer.

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. These reinsurers are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers post collateral on terms negotiated with the Company.

Commutations

During the first quarter of 2017, the Company entered into a commutation agreement to reassume the entire portfolio previously ceded to one of its unaffiliated reinsurers, consisting predominantly (over 97%) of U.S. public finance and international public and project finance exposures. During the third quarter of 2017, the Company entered into two commutation agreements. In one case, it reassumed the entire portfolio previously ceded to one of its unaffiliated reinsurers under quota share reinsurance, consisting predominantly of U.S. public finance and international public and project finance exposures. In the other case, it reassumed a portion of the portfolio previously ceded to one of its other unaffiliated reinsurers. The table below summarizes the effect of commutations.

Commutations of Ceded Reinsurance Contracts

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Increase (decrease) in net unearned premium reserve	$82	$—	$23
Increase (decrease) in net par outstanding	5,107	28	855
Commutation gains (losses)	328	8	28

Excess of Loss Reinsurance Facility

Effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer. This facility replaces a similar $400 million aggregate excess of loss reinsurance facility, of which $360 million was placed with unaffiliated reinsurers, that AGC, AGM and MAC had entered into effective January 1, 2016 and which terminated on December 31, 2017. The new facility covers losses occurring either from January 1, 2018 through December 31, 2024, or January 1, 2019 through December 31, 2025, at the option of AGC, AGM and MAC. It terminates on January 1, 2020, unless AGC, AGM and MAC choose to extend it. The new facility covers certain U.S. public finance exposures insured or reinsured by AGC, AGM and MAC as of September 30, 2017, excluding exposures that were rated non-investment grade as of December 31, 2017 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the exposures excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The new facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $0.8 billion in the aggregate. The new facility covers a portion of the next $400 million of losses, with the reinsurer assuming $180 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $220 million. The reinsurer is required to be rated at least AA- or to post collateral sufficient to provide AGM, AGC and MAC with the same reinsurance credit as reinsurers rated AA-. AGM, AGC and MAC are obligated to pay the reinsurer its share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $3.2 million of premiums in 2018 for the term January 1, 2018 through December 31, 2018 and deposited approximately $3.2 million in cash into a trust account for the benefit of the reinsurer to be used to pay the premiums for 2019. The main differences between the new facility and the prior facility that terminated on December 31, 2017 are the reinsurance attachment point ($0.8 billion versus $1.25 billion), the total reinsurance coverage ($180 million part of $400 million versus $360 million part of $400 million) and the annual premium ($3.2 million versus $9 million).

Reinsurance of SGI’s Insured Portfolio

On February 2, 2018, AGC entered into an agreement with SGI to reinsure, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The transaction also includes the commutation of a book of business ceded to SGI by AGM. The transactions reinsured and commuted will total approximately $14.5 billion. As consideration for the transaction, at closing, SGI will pay $360 million and assign installment premiums estimated to total $55 million in present value to Assured Guaranty. The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet AGC’s new business underwriting criteria. Additionally, on behalf of SGI, AGC will provide certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing. The transaction is subject to regulatory approval and other closing conditions, and is expected to close by the end of the second quarter of 2018.

Assumed and Ceded Non-Financial Guaranty Business

As described in Note 4, Outstanding Exposure, Non-Financial Guaranty Insurance, the Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also retrocedes some of this business to third party reinsurers. The downgrade of AGRO’s financial strength rating by S&P below “A” would require AGRO to post, as of December 31, 2017, an estimated $4 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of December 31, 2017, an estimated $9 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded business upon certain triggering events, such as reinsurer rating downgrades.

Other Monoline Exposure

As of December 31, 2017, based on fair value, the Company had fixed-maturity securities in its investment portfolio consisting of $91 million insured by National Public Finance Guarantee Corporation, $68 million insured by Ambac and $8 million insured by other guarantors.

14.	Related Party Transactions

Wellington Management Company, LLP (Wellington) and BlackRock Financial Management, Inc. (BlackRock), each own more than 5% of the Company's common shares, and each are investment managers for a portion of the Company's investment portfolio. The net expenses from transactions with Wellington and BlackRock were approximately $4.1 million in 2017 and $4.2 million in 2016. The net expenses from transactions with Wellington were $1.9 million in 2015. As of December 31, 2017 and 2016 there were no other significant amounts payable to or amounts receivable from related parties, other than compensation in the ordinary course of business.

The Company used a portion of its share repurchase program to repurchase 297,131 common shares from its Chief Executive Officer and 23,062 common shares from its then General Counsel on January 6, 2017. The shares were purchased at the closing price of a common share of the Company on the New York Stock Exchange on January 6, 2017. Separately, these officers also received 297,131 and 23,062 common shares, respectively, on January 6, 2017 in settlement of 297,131 share units and 23,062 share units held by them in the employer stock fund of the Assured Guaranty Ltd. Supplemental Employee Retirement Plan (the AGL SERP). The distribution of shares occurred in January 2017 pursuant to the terms of an amendment adopted in 2011 to the AGL SERP. Such amendment was adopted to comply with requirements of Section 409A of the Code and Section 457A of the Code, which required all grandfathered amounts (within the meaning of Section 457A of the Code), including the units in the employer stock fund in the AGL SERP, to be included in the income of the applicable participant no later than 2017.

15.	Commitments and Contingencies

Leases

AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. The Company leases and occupies approximately 103,500 square feet in New York City through 2032. Subject to certain conditions, the Company has an option to renew the lease for five years at a fair market rent. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2029. Rent expense was $8.7 million in 2017, $13.4 million in 2016 and $10.5 million in 2015.

The future minimum rental payments as of December 31, 2017 are as follows:

Future Minimum Rental Payments

Year	(in millions)
2018	$8
2019	9
2020	9
2021	8
2022	9
Thereafter	80
Total	$123

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

In addition, in the ordinary course of their respective businesses, certain of AGL's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, the Company has commenced a number of legal actions in the U.S. District Court for the District of Puerto Rico to enforce its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See the "Exposure to Puerto Rico" section of Note 4, Outstanding Exposure, for a description of such actions. Also refer to the

"Recovery Litigation" section of Note 5, Expected Loss to be Paid, for a description of recovery litigation unrelated to Puerto Rico. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

Debt Issued by AGUS

7% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7% Senior Notes due 2034 (7% Senior Notes) for net proceeds of $197 million. Although the coupon on the Senior Notes is 7%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge executed by the Company in March 2004. The notes are redeemable, in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price.

5% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 (5% Senior Notes) for net proceeds of $495 million. The notes are guaranteed by AGL. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of AGL common shares. The notes are redeemable, in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price.

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures paid a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption.

Debt Issued by AGMH

6 7/8% QUIBS.  On December 19, 2001, AGMH issued $100 million face amount of 6 7/8% QUIBS due December 15, 2101, which are redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption.

6.25% Notes.  On November 26, 2002, AGMH issued $230 million face amount of 6.25% Notes due November 1, 2102, which are redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption.

5.6% Notes.  On July 31, 2003, AGMH issued $100 million face amount of 5.6% Notes due July 15, 2103, which are redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption.

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

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2017		As of December 31, 2016
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	496	500	496
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	843	850	843
AGMH(3):
67/8% QUIBS (1)	100	70	100	69
6.25% Notes (1)	230	142	230	141
5.6% Notes (1)	100	57	100	56
Junior Subordinated Debentures (2)	300	192	300	187
Total AGMH	730	461	730	453
AGM(3):
AGM Notes Payable	6	6	9	10
Total AGM	6	6	9	10
Purchased debt (4)	(28)	(18)	—	—
Total	$1,558	$1,292	$1,589	$1,306
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations.

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)
 Carrying amounts are different than principal amounts due primarily to fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

(4)
In 2017, AGUS purchased $28 million principal amount of AGMH's outstanding Junior Subordinated Debentures. The Company recognized a $9 million loss on extinguishment of debt, which is included in other income.

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt
As of December 31, 2017

	AGUS	AGMH	AGM	Total (1)
	(in millions)
2018-2022	$—	$—	$5	$5
2023-2042	700	—	1	701
2043-2062	—	—	—	—
2063-2082	150	300	—	450
Thereafter	—	430	—	430
Total	$850	$730	$6	$1,586
 ____________________

(1)	Includes AGMH's purchased debt.

Interest Expense

	Year Ended December 31,
	2017	2016	2015
	(in millions)
AGUS:
7% Senior Notes	$13	$13	$13
5% Senior Notes	26	26	26
Series A Enhanced Junior Subordinated Debentures	5	9	10
Total AGUS	44	48	49
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	16	16	16
5.6% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	54	54	54
AGM:
Notes Payable	0	0	(2)
Total AGM	0	0	(2)
Purchased debt	(1)	—	—
Total	$97	$102	$101

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2017 and 2016, AGUS repaid $10 million and $20 million, respectively, in outstanding principal as well as accrued and unpaid interest, and the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of December 31, 2017, $60 million remained outstanding.

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

Accounting Policy

The Company computes EPS using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock awards and share units under the AGC supplemental executive retirement plan (AGC SERP) are considered participating securities as they received non-forfeitable rights to dividends (or dividend equivalents) as common stock.

Basic EPS is then calculated by dividing net (loss) income available to common shareholders of Assured Guaranty by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, restricted stock units, stock options and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares.

Computation of Earnings Per Share

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$730	$881	1,056
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$729	$880	1,055
Basic shares	120.6	133.0	148.1
Basic EPS	$6.05	$6.61	$7.12

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$729	$880	$1,055
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$729	$880	$1,055

Basic shares	120.6	133.0	148.1
Dilutive securities:
Options and restricted stock awards	1.7	1.1	0.9
Diluted shares	122.3	134.1	149.0
Diluted EPS	$5.96	$6.56	$7.08
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.3	0.5

18.	Shareholders' Equity

Share Issuances

AGL has authorized share capital of $5 million divided into 500,000,000 shares with a par value $0.01 per share. Except as described below, AGL's common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all its liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non assessable. Holders of AGL's common shares are entitled to receive dividends as lawfully may be declared from time to time by AGL's Board of Directors (the Board).

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

Share Repurchases

The Board of Directors (the Board) most recently authorized share repurchases on November 1, 2017, for an additional $300 million. The total remaining capacity for share repurchases under Board authorizations was $305 million as of February 23, 2018. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. As indicated in Note 14, Related Party Transactions, in 2017 the Company repurchased shares from its Chief Executive Officer and former General Counsel.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2015	20,995,419	$555	$26.43
2016	10,721,248	$306	$28.53
2017	12,669,643	$501	$39.57
2018 (through February 23, 2018 on a settlement date basis)	1,230,941	$43	$34.90

Deferred Compensation
Each of the Chief Executive Officer and the former General Counsel of the Company elected to invest a portion of his AGL SERP account in the employer stock fund within the AGL SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGL SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. At the same time such investment elections were made, the Company purchased AGL common shares and placed such shares in trust to be distributed to the Chief Executive Officer and the former General Counsel upon a distribution from the AGL SERP in settlement of their units invested in the employer stock fund. As of December 31, 2016, the Company had 320,193 shares in the trust. The Company recorded the purchase of such shares in “deferred equity  compensation” in the consolidated balance sheet. As indicated in Note 14, Related Party Transactions, on January 6, 2017, the 320,193 shares were distributed in settlement of the AGL SERP units and therefore, there are no shares remaining in trust.

Certain executives of the Company elected to invest a portion of their AGC SERP accounts in the employer stock fund in the AGC SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGC SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2017 and 2016, there were 74,309 and 74,309 units, respectively, in the AGC SERP. See Note 19, Employee Benefit Plans.

Dividends

Any determination to pay cash dividends is at the discretion of the Company's Board, and depends upon the Company's results of operations, cash flows from operating activities, its financial position, capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, other potential uses for such funds, and any other factors the Company's Board deems relevant. For more information concerning regulatory constraints that affect the Company's ability to pay dividends, see Note 11, Insurance Company Regulatory Requirements.

On February 21, 2018, the Company declared a quarterly dividend of $0.16 per common share, an increase of nearly 12% from a quarterly dividend of $0.1425 per common share paid in 2017.

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

The Incentive Plan is administered by the Compensation Committee of the Board, except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2017, 10,034,895 common shares were available for grant under the Incentive Plan.

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

Time Vested Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2016	1,170,593	$18.43	1,145,356
Options granted	—	—
Options exercised	(331,639)	21.02
Options forfeited/expired	—	—
Balance as of December 31, 2017	838,954	$17.41	838,954

As of December 31, 2017, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $14 million and 1.4 years, respectively. As of December 31, 2017, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $14 million and 1.4 years, respectively.

No options were granted in 2017, 2016 and 2015. As of December 31, 2017, there were no unexpensed outstanding non-vested options.

The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $6.6 million, $4.6 million and $2.8 million, respectively. During the years ended December 31, 2017, 2016 and 2015, $4.7 million, $12 million and $4.9 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares. The tax benefit from stock options exercised during 2017 was $1.8 million.

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

Performance Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2016	221,409	$17.89	221,409
Options granted	—	—
Options exercised	(30,508)	18.45
Options forfeited/expired	—	—
Balance as of December 31, 2017	190,901	$17.80	190,901

As of December 31, 2017, the aggregate intrinsic value and weighted average remaining contractual term of performance stock options outstanding were $3 million and 1.3 years, respectively. As of December 31, 2017, the aggregate intrinsic value and weighted average remaining contractual term of exercisable performance stock options were $3 million and 1.3 years, respectively.

No options were granted in 2017, 2016 and 2015. As of December 31, 2017, there were no unexpensed outstanding nonvested performance stock options.

The total intrinsic value of performance stock options exercised during the years ended December 31, 2017, 2016 and 2015 was $699 thousand, $41 thousand and $75 thousand, respectively. During the years ended December 31, 2017, 2016 and 2015, $206 thousand, $106 thousand and $98 thousand, respectively, was received from the exercise of performance stock options. In order to satisfy stock option exercises, the Company issues new shares.

Restricted Stock Awards

Restricted stock awards are valued based on the closing price of the underlying shares at the date of grant (adjusted for the timing of dividends). Restricted stock awards to employees generally vest in equal annual installments over a four-year period and restricted stock awards to outside directors vest in full in one year. Restricted stock awards to employees are amortized on a straight-line basis over the requisite service periods of the awards, and restricted stock awards to outside directors are amortized over one year, which are generally the vesting periods, with the exception of retirement‑eligible employees, discussed above.

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	58,858	$25.57
Granted	50,225	37.93
Vested	(58,858)	25.57
Forfeited	—	—
Nonvested at December 31, 2017	50,225	$37.93

As of December 31, 2017 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.7 million, which the Company expects to recognize over the weighted‑average remaining service period of 0.4 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.6 million and $1 million, respectively.

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

Restricted Stock Unit Activity

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	945,509	$24.01
Granted	245,735	41.37
Vested	(289,176)	22.74
Forfeited	(47,449)	23.35
Nonvested at December 31, 2017	854,619	$29.67

As of December 31, 2017, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $12.7 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.8 years. The total fair value of restricted stock units delivered during the years ended December 31, 2017, 2016 and 2015 was $7 million, $2 million and $6 million, respectively.

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

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2016	609,435	$26.22
Granted (1)	315,896	53.74
Delivered	(318,467)	25.17
Forfeited	—	—
Nonvested at December 31, 2017 (2)	606,864	$33.80
____________________

(1)
Includes 155,000 performance restricted stock units that were granted prior to 2017 at a weighted average grant date fair value of $25.17, but met performance hurdles and vested in February 2017.  The weighted average grant date fair value per share excludes these shares.

(2)	Excludes 426,670 performance restricted stock units that have met performance hurdles and will be eligible for vesting after December 31, 2017.

As of December 31, 2017, the total unrecognized compensation cost related to outstanding nonvested performance share units was $8.8 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.8 years. The total value of performance restricted stock units delivered during the years ended December 31, 2017, 2016 and 2015 was based on grant date fair value and was $8 million, $2 million and $6 million, respectively.

The Company uses a Monte Carlo model to value its performance restricted stock units.

Monte Carlo Pricing
Weighted Average Assumptions

	2017	2016	2015
Dividend yield	1.37%	2.12%	1.90%
Expected volatility	25.19%	30.84%	32.20%
Risk free interest rate	1.48%	0.90%	0.82%
Weighted average grant date fair value	$53.74	$25.62	$28.31

The expected dividend yield is based on the current expected annual dividend and share price on the grant date. The expected volatility is estimated at the date of grant based on an average of the 3-year historical share price volatility and implied volatilities of certain at-the-money actively traded call options in the Company. The risk-free interest rate is the implied 3-year yield currently available on U.S. Treasury zero-coupon issues at the date of grant. The expected life is based on the 18-month term of the performance period.

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

Stock Purchase Plan

	Year Ended December 31,
	2017	2016	2015
	(dollars in millions)
Proceeds from purchase of shares by employees	$1.0	$0.9	$0.8
Number of shares issued by the Company	33,666	39,055	38,565
Recorded in share-based compensation, net of deferral	$0.3	$0.2	$0.2

Share‑Based Compensation Expense

The following table presents stock based compensation costs and the effect of deferring such costs as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share‑Based Compensation Expense Summary

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Share‑based compensation expense	$16	$13	$10
Share‑based compensation capitalized as DAC	0.6	0.4	0.5
Income tax benefit	2	3	2

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their salary subject to a maximum of $18,000 for 2017. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $11 million, $11 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Cash-Based Compensation Plans

The Company maintains a Performance Retention Plan (PRP) that permits the grant of deferred cash based awards to selected employees. Generally, each PRP award is divided into three installments that vest over four years. The cash payment depends on growth in certain measures of intrinsic value and financial return defined in each PRP award agreement. The Company recognized performance retention plan expenses of $12 million, $12 million and $11 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2017

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Reclassification of stranded tax effects (see Note 1)	38	21	(5)	2	56
Other comprehensive income (loss) before reclassifications	128	69	15	—	212
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(71)	31	—	—	(40)
Net investment income	(27)	(1)	—	—	(28)
Interest expense	—	—	—	(1)	(1)
Total before tax	(98)	30	—	(1)	(69)
Tax (provision) benefit	34	(10)	—	0	24
Total amount reclassified from AOCI, net of tax	(64)	20	—	(1)	(45)
Net current period other comprehensive income (loss)	64	89	15	(1)	167
Balance, December 31, 2017	$273	$120	$(29)	$8	$372

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	(71)	(9)	(23)	—	(103)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(23)	52	—	—	29
Net investment income	(3)	—	—	—	(3)
Interest expense	—	—	—	(1)	(1)
Total before tax	(26)	52	—	(1)	25
Tax (provision) benefit	8	(18)	—	0	(10)
Total amount reclassified from AOCI, net of tax	(18)	34	—	(1)	15
Net current period other comprehensive income (loss)	(89)	25	(23)	(1)	(88)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2015

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2014	$367	$4	$(10)	$9	$370
Other comprehensive income (loss) before reclassifications	(93)	(43)	(6)	—	(142)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(11)	37	—	—	26
Net investment income	(9)	—	—	—	(9)
Interest expense	—	—	—	(1)	(1)
Total before tax	(20)	37	—	(1)	16
Tax (provision) benefit	6	(13)	—	0	(7)
Total amount reclassified from AOCI, net of tax	(14)	24	—	(1)	9
Net current period other comprehensive income (loss)	(107)	(19)	(6)	(1)	(133)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237

21.	Subsidiary Information

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$319	$28	$11,484	$(328)	$11,539
Investment in subsidiaries	6,794	6,126	4,048	216	(17,184)	—
Premiums receivable, net of commissions payable	—	—	—	1,074	(159)	915
Ceded unearned premium reserve	—	—	—	1,002	(883)	119
Deferred acquisition costs	—	—	—	144	(43)	101
Reinsurance recoverable on unpaid losses	—	—	—	433	(389)	44
Credit derivative assets	—	—	—	39	(37)	2
Deferred tax asset, net	—	59	—	93	(54)	98
Intercompany receivable	—	—	—	60	(60)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	700	—	700
Other	26	0	40	1,171	(322)	915
TOTAL ASSETS	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	—	—	—	4,423	(948)	3,475
Loss and LAE reserve	—	—	—	1,793	(349)	1,444
Long-term debt	—	843	461	6	(18)	1,292
Intercompany payable	—	60	—	300	(360)	—
Credit derivative liabilities	—	—	—	308	(37)	271
Deferred tax liabilities, net		—	51	—	(51)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	757	—	757
Other	17	59	20	740	(481)	355
TOTAL LIABILITIES	17	962	532	8,327	(2,244)	7,594
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,839	5,542	3,584	7,873	(16,999)	6,839
Noncontrolling interest	—	—	—	216	(216)	—
TOTAL SHAREHOLDERS’ EQUITY	6,839	5,542	3,584	8,089	(17,215)	6,839
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$384	$22	$11,029	$(368)	$11,103
Investment in subsidiaries	6,164	5,696	3,799	296	(15,955)	—
Premiums receivable, net of commissions payable	—	—	—	699	(123)	576
Ceded unearned premium reserve	—	—	—	1,099	(893)	206
Deferred acquisition costs	—	—	—	156	(50)	106
Reinsurance recoverable on unpaid losses	—	—	—	484	(404)	80
Credit derivative assets	—	—	—	69	(56)	13
Deferred tax asset, net	—	16	—	597	(116)	497
Intercompany receivable	—	—	—	70	(70)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	876	—	876
Dividend receivable from affiliate	300	—	—	—	(300)	—
Other	11	78	26	801	(222)	694
TOTAL ASSETS	$6,511	$6,174	$3,847	$16,176	$(18,557)	$14,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	—	—	—	4,488	(977)	3,511
Loss and LAE reserve	—	—	—	1,596	(469)	1,127
Long-term debt	—	843	453	10	—	1,306
Intercompany payable	—	70	—	300	(370)	—
Credit derivative liabilities	—	—	—	458	(56)	402
Deferred tax liabilities, net	—	—	88	—	(88)	—
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	958	—	958
Dividend payable to affiliate	—	300	—	—	(300)	—
Other	7	3	14	665	(346)	343
TOTAL LIABILITIES	7	1,216	555	8,475	(2,606)	7,647
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,504	4,958	3,292	7,405	(15,655)	6,504
Noncontrolling interest	—	—	—	296	(296)	—
TOTAL SHAREHOLDERS’ EQUITY	6,504	4,958	3,292	7,701	(15,951)	6,504
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,511	$6,174	$3,847	$16,176	$(18,557)	$14,151

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$728	$(38)	$690
Net investment income	0	2	0	427	(11)	418
Net realized investment gains (losses)	—	0	0	45	(5)	40
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(10)	0	(10)
Net unrealized gains (losses)	—	—	—	121	—	121
Net change in fair value of credit derivatives	—	—	—	111	0	111
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58	—	58
Other	10	—	—	608	(196)	422
TOTAL REVENUES	10	2	0	1,977	(250)	1,739
EXPENSES
Loss and LAE	—	—	—	327	61	388
Amortization of deferred acquisition costs	—	—	—	26	(7)	19
Interest expense	—	47	54	11	(15)	97
Other operating expenses	38	12	1	394	(201)	244
TOTAL EXPENSES	38	59	55	758	(162)	748
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(28)	(57)	(55)	1,219	(88)	991
Total (provision) benefit for income taxes	—	17	54	(359)	27	(261)
Equity in net earnings of subsidiaries	758	636	395	32	(1,821)	—
NET INCOME (LOSS)	730	596	394	892	(1,882)	730
Less: noncontrolling interest	—	—	—	32	(32)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$730	$596	$394	$860	$(1,850)	$730

COMPREHENSIVE INCOME (LOSS)	$897	$754	$482	$1,084	$(2,320)	$897

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$892	$(28)	$864
Net investment income	0	0	0	412	(4)	408
Net realized investment gains (losses)	0	2	0	(28)	(3)	(29)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	29	0	29
Net unrealized gains (losses)	—	—	—	69	—	69
Net change in fair value of credit derivatives	—	—	—	98	—	98
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	257	2	259
Other	0	—	—	78	(1)	77
TOTAL REVENUES	0	2	0	1,709	(34)	1,677
EXPENSES
Loss and LAE	—	—	—	296	(1)	295
Amortization of deferred acquisition costs	—	—	—	30	(12)	18
Interest expense	—	52	54	10	(14)	102
Other operating expenses	29	2	2	217	(5)	245
TOTAL EXPENSES	29	54	56	553	(32)	660
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(29)	(52)	(56)	1,156	(2)	1,017
Total (provision) benefit for income taxes	—	18	20	(175)	1	(136)
Equity in net earnings of subsidiaries	910	794	274	44	(2,022)	—
NET INCOME (LOSS)	881	760	238	1,025	(2,023)	881
Less: noncontrolling interest	—	—	—	44	(44)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$881	$760	$238	$981	$(1,979)	$881

COMPREHENSIVE INCOME (LOSS)	$793	$685	$144	$953	$(1,782)	$793

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$783	$(17)	$766
Net investment income	0	1	0	432	(10)	423
Net realized investment gains (losses)	0	0	1	(19)	(8)	(26)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	(18)	0	(18)
Net unrealized gains (losses)	—	—	—	773	(27)	746
Net change in fair value of credit derivatives	—	—	—	755	(27)	728
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	54	160	214
Other	—	0	—	102	0	102
TOTAL REVENUES	0	1	1	2,107	98	2,207
EXPENSES
Loss and LAE	—	—	—	434	(10)	424
Amortization of deferred acquisition costs	—	—	—	29	(9)	20
Interest expense	—	52	54	14	(19)	101
Other operating expenses	30	1	1	202	(3)	231
TOTAL EXPENSES	30	53	55	679	(41)	776
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(30)	(52)	(54)	1,428	139	1,431
Total (provision) benefit for income taxes	—	18	19	(365)	(47)	(375)
Equity in net earnings of subsidiaries	1,086	923	464	39	(2,512)	—
NET INCOME (LOSS)	1,056	889	429	1,102	(2,420)	1,056
Less: noncontrolling interest	—	—	—	39	(39)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$1,056	$889	$429	$1,063	$(2,381)	$1,056

COMPREHENSIVE INCOME (LOSS)	$923	$787	$348	$967	$(2,102)	$923

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$579	$442	$158	$477	$(1,223)	$433
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(158)	(17)	(2,404)	27	(2,552)
Sales	—	112	21	1,568	—	1,701
Maturities	—	13	0	808	—	821
Sales (purchases) of short-term investments, net	0	131	(8)	(49)	—	74
Net proceeds from FG VIE assets	—	—	—	147	—	147
Investment in subsidiaries	—	(28)	—	(139)	167	—
Intercompany debt	—	—	—	10	(10)	—
Proceeds from sale of subsidiaries	—	—	—	139	(139)	—
Proceeds from return of capital from subsidiaries	—	—	101	70	(171)	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	59	—	59
Net cash flows provided by (used in) investing activities	0	70	97	304	(126)	345
Cash flows from financing activities
Return of capital	—	—	—	(70)	70	—
Capital contribution	—	—	25	3	(28)	—
Dividends paid	(70)	(470)	(278)	(475)	1,223	(70)
Repurchases of common stock	(501)	—	—	(101)	101	(501)
Repurchases of common stock to pay withholding taxes	(13)	—	—	—	—	(13)
Net paydowns of FG VIE liabilities	—	—	—	(157)	—	(157)
Paydown of long-term debt	—	—	—	(3)	(27)	(30)
Proceeds from options exercises	5	—	—	—	—	5
Intercompany debt	—	(10)	—	—	10	—
Net cash flows provided by (used in) financing activities	(579)	(480)	(253)	(803)	1,349	(766)
Effect of exchange rate changes	—	—	—	5	—	5
Increase (decrease) in cash and restricted cash	0	32	2	(17)	—	17
Cash and restricted cash at beginning of period	0	1	0	126	—	127
Cash and restricted cash at end of period	$0	$33	$2	$109	$—	$144

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$391	$533	$213	$72	$(1,341)	$(132)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(143)	(10)	(1,489)	—	(1,646)
Sales	4	24	12	1,325	—	1,365
Maturities	—	30	—	1,125	—	1,155
Sales (purchases) of short-term investments, net	(26)	(237)	(10)	290	—	17
Net proceeds from FG VIE assets	—	—	—	629	—	629
Intercompany debt	—	—	—	20	(20)	—
Proceeds from return of capital from subsidiaries	—	—	300	4	(304)	—
Acquisition of CIFG, net of cash acquired	—	—	—	(442)	7	(435)
Other	—	7	—	(9)	(7)	(9)
Net cash flows provided by (used in) investing activities	(26)	(319)	292	1,453	(324)	1,076
Cash flows from financing activities						—
Return of capital	—	—	—	(4)	4	—
Dividends paid	(69)	(288)	(513)	(540)	1,341	(69)
Repurchases of common stock	(306)	—	—	(300)	300	(306)
Repurchases of common stock to pay withholding taxes	(2)	—	—	—	—	(2)
Net paydowns of FG VIE liabilities	—	—	—	(611)	—	(611)
Paydown of long-term debt	—	—	—	(2)	—	(2)
Proceeds from options exercised	12	—	—	—	—	12
Intercompany debt	—	(20)	—	—	20	—
Net cash flows provided by (used in) financing activities	(365)	(308)	(513)	(1,457)	1,665	(978)
Effect of exchange rate changes	—	—	—	(5)	—	(5)
Increase (decrease) in cash and restricted cash	—	(94)	(8)	63	—	(39)
Cash and restricted cash at beginning of period	0	95	8	63	—	166
Cash and restricted cash at end of period	$0	$1	$0	$126	$—	$127

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2015
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$513	$408	$185	$33	$(1,210)	$(71)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(72)	(21)	(2,550)	66	(2,577)
Sales	—	177	30	1,900	—	2,107
Maturities	—	9	—	889	—	898
Sales (purchases) of short-term investments, net	116	33	19	729	—	897
Net proceeds from FG VIE assets	—	—	—	400	—	400
Proceeds from repayment of surplus notes	—	—	25	—	(25)	—
Acquisition of Radian Asset, net of cash acquired	—	—	—	(800)	—	(800)
Other	—	(5)	—	74	—	69
Net cash flows provided by (used in) investing activities	116	142	53	642	41	994
Cash flows from financing activities
Return of capital	—	—	—	(25)	25	—
Dividends paid	(72)	(455)	(234)	(455)	1,144	(72)
Repurchases of common stock	(555)	—	—	—	—	(555)
Repurchases of common stock to pay withholding taxes	(7)	—	—	—	—	(7)
Net paydowns of FG VIE liabilities	—	—	—	(214)	—	(214)
Paydown of long-term debt	—	—	—	(4)	—	(4)
Proceeds from options exercised	5	—	—	—	—	5
Net cash flows provided by (used in) financing activities	(629)	(455)	(234)	(698)	1,169	(847)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash and restricted cash	—	95	4	(27)	—	72
Cash and restricted cash at beginning of period	0	0	4	90	—	94
Cash and restricted cash at end of period	$0	$95	$8	$63	$—	$166

22.	Quarterly Financial Information (Unaudited)

A summary of selected quarterly information follows:

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$164	$162	$186	$178	$690
Net investment income	122	101	99	96	418
Net realized investment gains (losses)	32	15	7	(14)	40
Net change in fair value of credit derivatives	54	(6)	58	5	111
Fair value gains (losses) on CCS	(2)	2	(4)	2	(2)
Fair value gains (losses) on FG VIEs	10	12	3	5	30
Bargain purchase gain and settlement of pre-existing relationships	58	—	—	—	58
Other income (loss)	89	22	274	9	394
Expenses
Loss and LAE	59	72	223	34	388
Amortization of DAC	4	4	5	6	19
Interest expense	24	25	24	24	97
Other operating expenses	68	57	58	61	244
Income (loss) before provision for income taxes	372	150	313	156	991
Provision (benefit) for income taxes	55	(3)	105	104	261
Net income (loss)	317	153	208	52	730
Earnings (loss) per share(1):
Basic	$2.53	$1.26	$1.75	$0.44	$6.05
Diluted	$2.49	$1.24	$1.72	$0.44	$5.96
Dividends per share	$0.1425	$0.1425	$0.1425	$0.1425	$0.57

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$183	$214	$231	$236	$864
Net investment income	99	98	94	117	408
Net realized investment gains (losses)	(13)	10	(2)	(24)	(29)
Net change in fair value of credit derivatives	(60)	63	21	74	98
Fair value gains (losses) on CCS	(16)	(11)	(23)	50	0
Fair value gains (losses) on FG VIEs	18	4	(11)	27	38
Bargain purchase gain and settlement of pre-existing relationships	—	—	259	—	259
Other income (loss)	34	18	(3)	(10)	39
Expenses
Loss and LAE	90	102	(9)	112	295
Amortization of DAC	4	5	4	5	18
Interest expense	26	25	26	25	102
Other operating expenses	60	63	65	57	245
Income (loss) before provision for income taxes	65	201	480	271	1,017
Provision (benefit) for income taxes	6	55	1	74	136
Net income (loss)	59	146	479	197	881
Earnings (loss) per share(1):
Basic	$0.43	$1.09	$3.63	$1.51	$6.61
Diluted	$0.43	$1.09	$3.60	$1.49	$6.56
Dividends per share	$0.13	$0.13	$0.13	$0.13	$0.52
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

Disclosure Controls and Procedures

Assured Guaranty's management, with the participation of AGL's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of AGL's disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, AGL's President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, AGL's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

The management of AGL is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of the Company's President and Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with GAAP.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On January 10, 2017, the Company acquired MBIA UK. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Acquisitions, for additional information. The Company extended its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include the integration of MBIA UK financial data into the Company’s existing systems, processes and related controls, as well as the new processes and controls to accommodate the business combination accounting and financial consolidation of MBIA UK.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017 based on criteria in the 2013 Internal Control- Integrated Framework issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Part II, Item 8, Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election of Directors”, “Corporate Governance—Did Our Insiders Comply with Section 16(a) Beneficial Ownership Reporting in 2017?”, “Corporate Governance—How Are Directors nominated?” and “Corporate Governance—The Committees of the Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

Exhibit Number	Description of Document
4.9
Amended and Restated Trust Indenture dated as of February 24, 1999 between Financial Security Assurance Holdings Ltd. and the Senior Debt Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Registration Statement to Form S-3 (#333-74165))

4.10
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 67/8% Quarterly Interest Bond Securities due 2101 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2010)

4.11
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 6.25% Notes due November 1, 2102 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2010)

4.12
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 5.60% Notes due July 15, 2103 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2010)

4.13
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 1, 2009)

4.14
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.15
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.16
Supplemental indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 1, 2009)

4.17
Officers’ Certificate, dated June 20, 2014, related to 5.000% Senior Notes due 2024, containing form of 5.000% Senior Notes due 2024 as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 20, 2014)

10.1
Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., amended and restated as of May 1, 2014 (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2014)

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

10.38	Agreement and Amendment between Dexia Holdings Inc., Dexia Credit Local S.A. and the Company dated as of June 9, 2009 (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 12, 2009)
10.39
Stock Purchase Agreement, dated as of December 22, 2014, between Assured Guaranty Corp. and Radian Guaranty Inc. (Incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 2014)

10.40	Summary of Annual Compensation*
10.41	Director Compensation Summary (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended May 5, 2017)*
10.42
Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended and restated as of May 7, 2009 and as amended through the Fourth Amendment (Incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2016)*

10.43
Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.71 to Form 10-K for the year ended December 31, 2008)*

10.44
Non-Qualified Stock Option Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.19 to Form 10-Q for the quarter ended June 30, 2009)*

10.45
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan to be used with employment agreement (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010)*

10.46
2010 Form of Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan for use without employment agreement (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2010)*

10.47
2012 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2012)*

Exhibit Number	Description of Document
10.48
2013 Form of Executive Non-Qualified Stock Option Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013)*

10.49
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2005)*

10.50
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2007)*

10.51
Restricted Stock Unit Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)*

10.52	Form of amendment to Restricted Stock Unit Awards for Outside Directors (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)*
10.53	Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2008)*
10.54
2014 Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2014)*

10.55
Form of Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015 (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2015)*

10.56
2013 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013)*

10.57
2014 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2014)*

10.58
Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015 (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015)*

10.59
2013 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013)*

10.60
2014 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2014)*

10.61
2015 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015)*

10.62	First Amendment to the Restricted Stock Unit Agreement for Outside Directors (Incorporated by reference to Exhibit 10.106 to Form 10-K for the year ended December 31, 2012)*
10.63	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the second amendment (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013)*
10.64	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.65
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 7, 2013 for Participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013)*

10.66
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2014 for Participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2014)*

10.67	Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012)*
10.68	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2012)*

Exhibit Number	Description of Document
10.69	Assured Guaranty Ltd. Perquisite Policy (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2012)*
10.70	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.71
Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (amended and restated effective November 3, 2015) (Incorporated by reference to Exhibit 10.84 to Form 10-K for the year ended December 31, 2015)*

10.72
Form of Acknowledgement of Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2015)*

10.73
Assured Guaranty Ltd. Supplemental Employee Retirement Plan, as amended and restated effective January 1, 2009 and as amended by the First, Second, Third, Fourth and Fifth Amendments (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012)*

10.74	AG US Group Services Inc. Supplemental Executive Retirement Plan as amended through the Fifth Amendment thereto*
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
10.77
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*

10.78
Agreement and Plan of Merger, dated as of April 12, 2016, among Assured Guaranty Corp., Cultivate Merger Sub, Inc. and CIFG Holding Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2016)

10.79
Share Purchase Agreement relating to the sale and purchase of MBIA UK Insurance Limited, dated September 29, 2016, between MBIA UK (Holdings) Limited and Assured Guaranty Corp. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2016)

10.80
Share Repurchase Agreement dated as of January 3, 2017 between the Company and the Chief Executive Officer (Incorporated by reference to Exhibit 10.90 to Form 10-K for the year ended December 31, 2016)*

10.81	Share Repurchase Agreement dated as of January 5, 2017 between the Company and the General Counsel (Incorporated by reference to Exhibit 10.91 to Form 10-K for the year ended December 31, 2016)*
10.82
2016 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.92 to Form 10-K for the year ended December 31, 2016)*

10.83
2016 Form of Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.93 to Form 10-K for the year ended December 31, 2016)*

10.84
2017 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 5, 2017)*

10.85
2017 Form of Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended May 5, 2017)*

10.86	Separation Agreement dated November 1, 2017 between the Company and James Michener*
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002

Exhibit Number	Description of Document
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1
The following financial information from Registrant's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	/s/ Dominic J. Frederico Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: February 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges Francisco L. Borges	Chairman of the Board; Director	February 23, 2018

/s/ Dominic J. Frederico Dominic J. Frederico	President and Chief Executive Officer; Director	February 23, 2018

/s/ Robert A. Bailenson Robert A. Bailenson	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)	February 23, 2018

/s/ G. Lawrence Buhl G. Lawrence Buhl	Director	February 23, 2018

/s/ Bonnie L. Howard Bonnie L. Howard	Director	February 23, 2018

/s/ Thomas W. Jones Thomas W. Jones	Director	February 23, 2018

/s/ Patrick W. Kenny Patrick W. Kenny	Director	February 23, 2018

/s/ Alan J. Kreczko Alan J. Kreczko	Director	February 23, 2018

/s/ Simon W. Leathes Simon W. Leathes	Director	February 23, 2018

/s/ Michael T. O'Kane Michael T. O'Kane	Director	February 23, 2018

/s/ Yukiko Omura Yukiko Omura	Director	February 23, 2018