Form 10-Q
period 2018-03-31
ASSURED GUARANTY LTD
filed 2018-05-04
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 1, 2018 was 112,361,521 (includes 50,225 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of March 31, 2018	As of December 31, 2017
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,969 and $10,187)	$10,297	$10,674
Short-term investments, at fair value	751	627
Other invested assets	103	94
Total investment portfolio	11,151	11,395
Cash	114	144
Premiums receivable, net of commissions payable	944	915
Ceded unearned premium reserve	122	119
Deferred acquisition costs	100	101
Salvage and subrogation recoverable	430	572
Financial guaranty variable interest entities’ assets, at fair value	651	700
Other assets	507	487
Total assets	$14,019	$14,433
Liabilities and shareholders’ equity
Unearned premium reserve	$3,395	$3,475
Loss and loss adjustment expense reserve	1,299	1,444
Long-term debt	1,281	1,292
Credit derivative liabilities	237	271
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	598	627
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	110	130
Other liabilities	315	355
Total liabilities	7,235	7,594
Commitments and contingencies (see Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 113,709,322 and 116,020,852 shares issued and outstanding)	1	1
Additional paid-in capital	466	573
Retained earnings	6,102	5,892
Accumulated other comprehensive income, net of tax of $51 and $89	214	372
Deferred equity compensation	1	1
Total shareholders’ equity	6,784	6,839
Total liabilities and shareholders’ equity	$14,019	$14,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Net earned premiums	$145	$164
Net investment income	101	122
Net realized investment gains (losses):
Other-than-temporary impairment losses	(11)	(1)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(3)	8
Net impairment loss	(8)	(9)
Other net realized investment gains (losses)	3	41
Net realized investment gains (losses)	(5)	32
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	2	15
Net unrealized gains (losses)	32	39
Net change in fair value of credit derivatives	34	54
Fair value gains (losses) on financial guaranty variable interest entities	4	10
Bargain purchase gain and settlement of pre-existing relationships	—	58
Commutation gains	1	73
Other income (loss)	13	14
Total revenues	293	527
Expenses
Loss and loss adjustment expenses	(18)	59
Amortization of deferred acquisition costs	5	4
Interest expense	24	24
Other operating expenses	65	68
Total expenses	76	155
Income (loss) before income taxes	217	372
Provision (benefit) for income taxes
Current	(37)	51
Deferred	57	4
Total provision (benefit) for income taxes	20	55
Net income (loss)	$197	$317

Earnings per share:
Basic	$1.71	$2.53
Diluted	$1.68	$2.49
Dividends per share	$0.16	$0.1425

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$197	$317
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(29) and $23	(122)	44
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(3) and $28	(11)	50
Unrealized holding gains (losses) arising during the period, net of tax	(133)	94
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(2) and $21	(3)	39
Change in net unrealized gains (losses) on investments	(130)	55

Net unrealized gains (losses) arising during the period on FG VIE liabilities with recourse attributable to changes in instrument-specific credit risk, net of tax provision (benefit) of $(1) (see Note 1)	(4)	—
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $(1)	(2)	—
Change in net unrealized gains (losses) on FG VIE liabilities with recourse	(2)	—

Other, net of tax provision	6	2
Other comprehensive income (loss)	(126)	$57
Comprehensive income (loss)	$71	$374

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Three Months Ended March 31, 2018

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839
Net income	—	—	—	197	—	—	197
Dividends ($0.16 per share)	—	—	—	(19)	—	—	(19)
Common stock repurchases	(2,787,936)	0	(98)	—	—	—	(98)
Share-based compensation and other	476,406	0	(9)	—	—	—	(9)
Other comprehensive loss	—	—	—	—	(126)	—	(126)
Effect of adoption of ASU 2016-01 (see Note 1)	—	—	—	32	(32)	—	—
Balance at March 31, 2018	113,709,322	$1	$466	$6,102	$214	$1	$6,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended March 31,
	2018	2017
Net cash flows provided by (used in) operating activities	$27	$102
Investing activities
Fixed-maturity securities:
Purchases	(411)	(517)
Sales	409	323
Maturities	225	265
Net sales (purchases) of short-term investments	(116)	12
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	33	46
Acquisition of MBIA UK, net of cash acquired	—	95
Other	(14)	(13)
Net cash flows provided by (used in) investing activities	126	211
Financing activities
Dividends paid	(18)	(19)
Repurchases of common stock	(100)	(216)
Repurchases of common stock to pay withholding taxes	(12)	(12)
Net paydowns of financial guaranty variable interest entities’ liabilities	(33)	(48)
Paydown of long-term debt	(19)	(1)
Proceeds from option exercises	1	2
Net cash flows provided by (used in) financing activities	(181)	(294)
Effect of foreign exchange rate changes	1	2
Increase (decrease) in cash and restricted cash	(27)	21
Cash and restricted cash at beginning of period (see Note 10)	144	127
Cash and restricted cash at end of period (see Note 10)	$117	$148
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$10	$(5)
Interest	$21	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2018

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all material adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of March 31, 2018 and cover the three-month period ended March 31, 2018 (First Quarter 2018) and the three-month period ended March 31, 2017 (First Quarter 2017). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated. Certain prior year balances have been reclassified to conform to the current year's presentation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (SEC).

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

Adopted Accounting Standards

Financial Instruments

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU are intended to make targeted improvements to GAAP by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amendments under this ASU apply to the Company's FG VIE liabilities, which the Company has historically elected to measure through the statement of operations under the fair value option, and to certain equity securities in the Company’s investment portfolio.

For FG VIE liabilities with recourse, the portion of the change in fair value caused by changes in instrument specific credit risk (ISCR) must now be separately presented in other comprehensive income (OCI) as opposed to the statement of operations. See Note 9, Consolidated Variable Interest Entities for additional information.

Amendments under this ASU also apply to equity securities, except those that are accounted for under the equity method of accounting or that resulted in consolidation of the investee by the Company. For equity securities accounted for at fair value, changes in fair value that previously were recorded in OCI, are recorded in other income in the condensed consolidated statements of operations effective January 1, 2018. Equity securities carried at cost as of December 31, 2017, are recorded at cost less impairment plus or minus the change resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. See Note 10, Investments and Cash for additional information.

Effective January 1, 2018, the Company adopted this ASU with a cumulative-effect adjustment to the statement of financial position as of January 1, 2018. This resulted in a reclassification of a net $32 million loss, net of tax, from retained earnings to accumulated OCI (AOCI). See Note 17, Shareholders' Equity, for additional information.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Under the ASU, the selling (transferring) entity is required to recognize a current income tax expense or benefit upon transfer of the asset.  Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  The ASU is to be applied on a modified retrospective basis (i.e. by recording a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted). The ASU was adopted on January 1, 2018 with no material effect on the condensed consolidated financial statements.

Future Application of Accounting Standards

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310-20) - Premium Amortization on Purchased Callable Debt Securities.  This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date.  This ASU has no effect on the accounting for purchased callable debt securities held at a discount. It is to be applied using a modified retrospective approach and the ASU is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect this ASU to have a material effect on its condensed consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to present right-of-use assets and lease liabilities on the balance sheet. ASU 2016-02 is to be applied using a modified retrospective approach and is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company intends to adopt this ASU on January 1, 2019. The Company is evaluating the effect that this ASU will have on its condensed consolidated financial statements. The Company currently accounts for its lease agreements where the Company is the lessee as operating leases and, therefore, recognizes its lease expense on a straight-line basis. See Note 14, Commitments and Contingencies for additional information on the Company's leases.

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

The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For debt instruments such as reinsurance recoverables, loans and held to maturity securities, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted.  The changes to the impairment model for available-for-sale securities and changes to purchased financial assets with credit deterioration are to be applied prospectively.  The Company is evaluating the effect that this ASU will have on its condensed consolidated financial statements. See Note 10, Investments and Cash for the Company's current accounting policy with respect to available-for-sale securities.

2.	Acquisitions

AGC completed its acquisition of MBIA UK Insurance Limited (MBIA UK), the U.K. operating subsidiary of MBIA Insurance Corporation (MBIA) (the MBIA UK Acquisition) on January 10, 2017 (the MBIA UK Acquisition Date). As consideration for the outstanding shares of MBIA UK plus $23 million in cash, AGC exchanged all its holdings of notes issued in the Zohar II 2005-1 transaction (Zohar II Notes), which were insured by MBIA. AGC’s Zohar II Notes had total outstanding principal of approximately $347 million and fair value of $334 million as of the MBIA UK Acquisition Date. The MBIA UK Acquisition added approximately $12 billion of net par insured on January 10, 2017. In connection with the MBIA UK

Acquisition in First Quarter 2017, the Company recognized a $56 million bargain purchase gain and a $2 million gain on settlement of pre-existing relationships.

MBIA UK was renamed Assured Guaranty (London) Ltd. and on June 1, 2017, was re-registered as a public limited company (plc). Further, as part of a multi-step transaction, which ultimately is expected to result in AGUK, AGLN and CIFGE transferring their insurance portfolios to and merging with and into AGE, AGLN was sold by AGC to AGM and then contributed by AGM to AGE on June 26, 2017. See Note 1, Business and Basis of Presentation for additional information on the Company's European subsidiaries combination.

For additional information on the acquisition of MBIA UK, including the purchase price and the allocation of the purchase price to net assets acquired and the resulting bargain purchase gain and the gain on settlement of pre-existing relationships, see Note 2, Acquisitions, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company primarily writes financial guaranty contracts in insurance form. Until 2009, the Company also wrote some of its financial guaranty contracts in credit derivative form, and has acquired or reinsured portfolios both before and after 2009 that include financial guaranty contracts in credit derivative form. Whether written as an insurance contract or as a credit derivative, the Company considers these financial guaranty contracts. The Company also writes a relatively small amount of non-financial guaranty insurance. The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although, as part of its loss mitigation strategy for existing troubled exposures, it may underwrite new issuances that it views as below-investment-grade (BIG). The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, requires rigorous subordination or collateralization requirements. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company uses a tax-equivalent yield, which reflects long-term trends in interest rates to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. On the other hand, the Company uses risk-free rates, which are determined each quarter to calculate the expected loss for financial statement measurement purposes.

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

Financial Guaranty Exposure

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of March 31, 2018 and December 31, 2017, the Company excluded $2.0 billion and $2.0 billion, respectively, of net par attributable to loss mitigation securities (which are mostly BIG), and other loss mitigation strategies. The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Public finance	$382,557	$393,010	$375,747	$386,092
Structured finance	14,676	15,482	14,270	15,026
Total financial guaranty	$397,233	$408,492	$390,017	$401,118

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $7 million as of the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2018

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$866	0.4%	$2,568	5.9%	$1,654	15.5%	$289	21.8%	$5,377	2.1%
AA	27,283	13.6	206	0.5	3,763	35.2	68	5.1	31,320	12.2
A	115,123	57.2	14,309	32.7	1,405	13.2	213	16.1	131,050	51.0
BBB	51,419	25.5	24,909	56.9	768	7.2	647	48.9	77,743	30.2
BIG	6,646	3.3	1,755	4.0	3,091	28.9	107	8.1	11,599	4.5
Total net par outstanding	$201,337	100.0%	$43,747	100.0%	$10,681	100.0%	$1,324	100.0%	$257,089	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$877	0.4%	$2,541	5.9%	$1,655	14.7%	$319	22.5%	$5,392	2.1%
AA	30,016	14.3	205	0.5	3,915	34.9	76	5.4	34,212	12.9
A	118,620	56.7	13,936	32.5	1,630	14.5	210	14.9	134,396	50.7
BBB	52,739	25.2	24,509	57.1	763	6.8	703	49.7	78,714	29.7
BIG	7,140	3.4	1,731	4.0	3,261	29.1	106	7.5	12,238	4.6
Total net par outstanding	$209,392	100.0%	$42,922	100.0%	$11,224	100.0%	$1,414	100.0%	$264,952	100.0%

Components of BIG Portfolio

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2018

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,875	$391	$4,380	$6,646	$201,337
Non-U.S. public finance	1,476	279	—	1,755	43,747
Public finance	3,351	670	4,380	8,401	245,084
Structured finance:
U.S. Residential mortgage-backed securities (RMBS)	331	292	2,043	2,666	4,678
Triple-X life insurance transactions	—	—	85	85	1,194
Trust preferred securities (TruPS)	99	—	—	99	1,188
Other structured finance	199	79	70	348	4,945
Structured finance	629	371	2,198	3,198	12,005
Total	$3,980	$1,041	$6,578	$11,599	$257,089

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2017

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,368	$663	$4,109	$7,140	$209,392
Non-U.S. public finance	1,455	276	—	1,731	42,922
Public finance	3,823	939	4,109	8,871	252,314
Structured finance:
U.S. RMBS	374	304	2,083	2,761	4,818
Triple-X life insurance transactions	—	—	85	85	1,199
TruPS	161	—	—	161	1,349
Other structured finance	170	118	72	360	5,272
Structured finance	705	422	2,240	3,367	12,638
Total	$4,528	$1,361	$6,349	$12,238	$264,952

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of March 31, 2018

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$3,822	$158	$3,980	134	5	139
Category 2	1,024	17	1,041	43	3	46
Category 3	6,495	83	6,578	149	8	157
Total BIG	$11,341	$258	$11,599	326	16	342

 Financial Guaranty Portfolio
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

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of March 31, 2018, all of which was rated BIG. Puerto Rico experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

On November 30, 2015 and December 8, 2015, the former governor of Puerto Rico (Former Governor) issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to "claw back" certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention Center District Authority (PRCCDA). The Puerto Rico exposures insured by the Company subject to clawback are shown in the table “Puerto Rico Net Par Outstanding”.

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

In December 2017, legislation known as the 2017 Tax Cuts and Jobs Act (Tax Act) was enacted. Many of the provisions under the new law are geared toward increasing production in the U.S. and discouraging companies from having operations or intangibles off-shore.  Since Puerto Rico is considered a foreign territory under the U.S. tax system, it is possible the new law may have adverse consequences to Puerto Rico’s economy.  However, the Company is unable to predict the full impact of the new law on Puerto Rico.

The Commonwealth released fiscal plans for itself and for a number of its authorities and public corporations, and in response to notices of violation from the Oversight Board and the enactment of a significant federal disaster relief package by the U.S. Congress, Puerto Rico released one or more revised fiscal plans for the Commonwealth and a number of its authorities and public corporations. The most recent fiscal plans submitted by the Commonwealth for the Commonwealth, PRHTA, PREPA and PRASA were released on April 5, 2018. The Commonwealth and the Oversight Board did not agree on final fiscal plans, and on April 18 and April 19, 2018, the Oversight Board released its own versions of fiscal plans for the Commonwealth, PRHTA, PREPA and PRASA, which it certified on April 19 or 20, 2018. The current governor of Puerto Rico (Governor) has announced that he will refuse to implement certain aspects of the fiscal plans certified by the Oversight Board, and there has been speculation in the press that the differences between the Governor and the Oversight Board will be litigated.

The certified Commonwealth fiscal plan (which the Company believes covers its general obligations as well as obligations of certain of its other authorities and public corporations) indicates a primary budget of $6.7 billion that would be available for debt service over the six-year forecast period (as compared to contractual debt service of approximately $15.5 billion over the same period). The certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period, as the Commonwealth anticipates continuing to retain approximately three-fourths of PRHTA's total revenues. The certified PREPA fiscal plan indicates that no funds will be available for legacy debt service payments over the six-year forecast period unless rates are adjusted. Additionally, the Governor has announced an intention to privatize PREPA. The certified PRASA fiscal plan projects cash flows available for debt service to equal approximately 56% of aggregate debt service during the six-year projection period, based on projection assumptions (including receipt of certain federal funding). The Company does not believe the certified fiscal plans for the Commonwealth, PRHTA, PREPA or PRASA comply with certain mandatory requirements of PROMESA.

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

Constitutionally Guaranteed

General Obligation. As of March 31, 2018, the Company had $1,419 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to the Commonwealth.

Puerto Rico Public Buildings Authority (PBA). As of March 31, 2018, the Company had $141 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of March 31, 2018, the Company had $882 million insured net par outstanding of PRHTA (transportation revenue) bonds and $495 million insured net par of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to PRHTA.

PRCCDA. As of March 31, 2018, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of March 31, 2018, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

PREPA. As of March 31, 2018, the Company had $853 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system.

On December 24, 2015, AGM and AGC entered into a Restructuring Support Agreement (RSA) with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that, subject to certain conditions, would have resulted in, among other things, modernization of the utility and a restructuring of current debt.

The Oversight Board did not certify the RSA under Title VI of PROMESA as the Company believes was required by PROMESA, but rather, on July 2, 2017, commenced proceedings for PREPA under Title III of PROMESA. The Company has been making claim payments on these bonds since July 1, 2017.

PRASA. As of March 31, 2018, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S. Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

MFA. As of March 31, 2018, the Company had $360 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

COFINA. As of March 31, 2018, the Company had $273 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. As noted above, the Oversight Board filed a petition on behalf of COFINA under Title III of PROMESA. COFINA bond debt service payments were not made on August 1, 2017, and the Company made its first claim payments on these bonds. The Company has continued to make claim payments on these bonds.

U of PR. As of March 31, 2018, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the University, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Puerto Rico Recovery Litigation

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters.

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation commenced an action for declaratory judgment and injunctive relief in the U.S. District Court for the District of Puerto Rico (Federal District Court in Puerto Rico) to invalidate the executive orders issued by the Former Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company claw back certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and the PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the Court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay. While the PROMESA automatic stay expired on May 1, 2017, on May 17, 2017, the Court stayed the action under Title III of PROMESA.

On May 16, 2017, The Bank of New York Mellon, as trustee for the bonds issued by COFINA, filed an adversary complaint for interpleader and declaratory relief with the Federal District Court in Puerto Rico to resolve competing and conflicting demands made by various groups of COFINA bondholders, insurers of certain COFINA Bonds and COFINA, regarding funds held by the trustee for certain COFINA bond debt service payments scheduled to occur on and after June 1, 2017. On May 19, 2017, an order to show cause was entered permitting AGM to intervene in this matter.

On June 3, 2017, AGC and AGM filed an adversary complaint in Federal District Court in Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA Bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA Bonds under the Bankruptcy Code; (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA Bonds under the Bankruptcy Code; and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA Bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On January 30, 2018, the district court rendered an opinion dismissing the complaint and holding, among other things, that (i) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (ii) actions to enforce liens on pledged special revenues remain stayed. On February 9, 2018, AGC and AGM filed a notice of appeal of the district court’s decision to the United States Court of Appeals for the First Circuit.

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

On July 18, 2017, AGM and AGC filed a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. That motion was denied on September 14, 2017. AGM and AGC are appealing the trial court's decision with the United States Court of Appeals for the First Circuit.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in millions)
Exposure to Puerto Rico	$5,187	$5,186	$8,385	$8,514

Puerto Rico
Net Par Outstanding

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,419	$1,419
PBA	141	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	882	882
PRHTA (Highways revenue) (1)	495	495
PRCCDA	152	152
PRIFA	18	18
Other Public Corporations
PREPA (1)	853	853
PRASA	373	373
MFA	360	360
COFINA (1)	273	272
U of PR	1	1
Total net exposure to Puerto Rico	$4,967	$4,966
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

     Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of March 31, 2018

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2018 (April 1 - June 30)	$0	$3
2018 (July 1 - September 30)	200	322
2018 (October 1 - December 31)	0	3
Subtotal 2018	200	328
2019	223	464
2020	285	516
2021	148	364
2022	137	345
2023-2027	1,229	2,128
2028-2032	812	1,437
2033-2037	1,217	1,572
2038-2042	453	602
2043-2047	263	316
Total	$4,967	$8,072

Exposure to the U.S. Virgin Islands

As of March 31, 2018, the Company had $498 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $224 million BIG. The $274 million USVI net par the Company rated investment grade was comprised primarily of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $224 million BIG USVI net par comprised (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty reinsurance in transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are rated investment grade internally.

Non-Financial Guaranty Exposure

	As of March 31, 2018		As of December 31, 2017
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Capital relief triple-X life reinsurance (1)	$809	$705	$773	$675
Reinsurance on aircraft residual value insurance (RVI) policies	201	140	201	140
____________________

(1)	The capital relief triple-X life reinsurance net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

5.	Expected Loss to be Paid

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

The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company's current projections of losses may be subject to considerable volatility and may not reflect the Company's ultimate claims paid. For information on the Company's loss estimation process, see Note 5, Expected Loss to be Paid, of Part II, Item 8, Financial Statements and Supplementary Data in AGL's Annual Report on Form 10-K for the year ended December 31, 2017.

In some instances, the terms of the Company's policy gives it the option to pay principal losses that have been recognized in the transaction but which it is not yet required to pay, thereby reducing the amount of guaranteed interest due in the future. The Company has sometimes exercised this option, which uses cash but reduces projected future losses.

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 3.11% with a weighted average of 2.82% as of March 31, 2018 and 0.00% to 2.78% with a weighted average of 2.38% as of December 31, 2017. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 3.5% and 3.7% of the total as of March 31, 2018 and December 31, 2017, respectively.

Net Expected Loss to be Paid
Roll Forward

	First Quarter
	2018	2017
	(in millions)
Net expected loss to be paid, beginning of period	$1,303	$1,198
Net expected loss to be paid on the MBIA UK portfolio as of January 10, 2017	—	21
Economic loss development (benefit) due to:
Accretion of discount	8	8
Changes in discount rates	(6)	11
Changes in timing and assumptions	(26)	28
Total economic loss development (benefit)	(24)	47
Net (paid) recovered losses	19	(22)
Net expected loss to be paid, end of period	$1,298	$1,244

Net Expected Loss to be Paid
Roll Forward by Sector
First Quarter 2018

	Net Expected Loss to be Paid (Recovered) as of December 31, 2017 (2)	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2018 (2)
	(in millions)
Public finance:
U.S. public finance	$1,157	$(39)	$(111)	$1,007
Non-U.S. public finance	46	(3)	—	43
Public finance	1,203	(42)	(111)	1,050
Structured finance:
U.S. RMBS	73	16	130	219
Other structured finance	27	2	0	29
Structured finance	100	18	130	248
Total	$1,303	$(24)	$19	$1,298

Net Expected Loss to be Paid
Roll Forward by Sector
First Quarter 2017

	Net Expected Loss to be Paid (Recovered) as of December 31, 2016	Net Expected Loss to be Paid on MBIA UK as of January 10, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2017
	(in millions)
Public finance:
U.S. public finance	$871	$—	$124	$(25)	$970
Non-U.S. public finance	33	13	(5)	—	41
Public finance	904	13	119	(25)	1,011
Structured finance:
U.S. RMBS	206	—	(22)	13	197
Other structured finance	88	8	(50)	(10)	36
Structured finance	294	8	(72)	3	233
Total	$1,198	$21	$47	$(22)	$1,244
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $5 million and $2 million in loss adjustment expenses (LAE) for First Quarter 2018 and 2017, respectively.

(2)	Includes expected LAE to be paid of $19 million as of March 31, 2018 and $23 million as of December 31, 2017.

The following table presents the present value of net expected loss to be paid and the net economic loss development for all contracts by accounting model.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of March 31, 2018	As of December 31, 2017	First Quarter 2018	First Quarter 2017
	(in millions)
Financial guaranty insurance	$1,211	$1,226	$(33)	$66
FG VIEs (1) and other	93	91	2	(4)
Credit derivatives (2)	(6)	(14)	7	(15)
Total	$1,298	$1,303	$(24)	$47
___________________
(1)    See Note 9, Consolidated Variable Interest Entities.

(2)    See Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of March 31, 2018, all of which was BIG. For additional information regarding the Company's exposure to general obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, see "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.

As of March 31, 2018, the Company had insured $341 million net par outstanding of general obligation bonds issued by the City of Hartford, Connecticut, most of which was rated BIG at December 31, 2017. In First Quarter 2018, the State of Connecticut entered into a contract assistance agreement with the City of Hartford under which the state will pay the debt service costs of the City’s general obligation bonds, including those insured by the Company. As a result, the Company reduced the corresponding expected losses as of March 31, 2018 and upgraded this exposure to investment grade.

The Company had approximately $19 million of net par exposure as of March 31, 2018 to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but subsequently claimed the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed.  On May 31, 2017, the United States Court of Appeals for the Fifth Circuit reversed a district court ruling favorable to the Company in its declaratory judgment action disputing the County’s interpretation. See “Recovery Litigation” at the end of this note.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of March 31, 2018, the Company’s net par subject to the plan consisted of $113 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2018 including those mentioned above, would be $1,007 million, compared with a net expected loss of $1,157 million as of December 31, 2017. The economic benefit in First Quarter 2018 was $39 million, which was primarily attributable to the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese exposures is $470 million and $73 million, respectively. The Company rates all of these exposures BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure, net of reinsurance, to these Hungarian exposures is $207 million, all of which is rated BIG.

The Company also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $223 million of net par outstanding as of March 31, 2018. This transaction has been underperforming due to higher costs compared with expectations at underwriting. In First Quarter 2018, the Company changed its traffic assumptions for this road, resulting in a benefit.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $43 million as of March 31, 2018, compared with $46 million as of December 31, 2017. The economic benefit of approximately $3 million during First Quarter 2018 was attributable mainly to the U.K. arterial road mentioned above.

Approach to Projecting Losses in U.S. RMBS

The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS and any expected representation and warranty (R&W) recoveries/payables to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates.

U.S. RMBS Loss Projections

Based on its observation during the period of the performance of its insured transactions (including delinquencies, liquidation rates and loss severities) as well as the residential property market and economy in general, the Company chose to make the changes to the assumptions it uses to project RMBS losses shown in the tables of assumptions in the sections below. In First Quarter 2018, the economic loss development was $24 million for first lien U.S. RMBS and the economic benefit was $8 million for second lien U.S. RMBS. In First Quarter 2017, the economic benefit was $9 million for first lien U.S. RMBS and $13 million for second lien U.S. RMBS.

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

First Lien Liquidation Rates

	March 31, 2018	December 31, 2017
Delinquent/Modified in the Previous 12 Months
Alt A and Prime	20%	20%
Option ARM	20	20
Subprime	20	20
30 – 59 Days Delinquent
Alt A and Prime	30	30
Option ARM	35	35
Subprime	45	40
60 – 89 Days Delinquent
Alt A and Prime	40	40
Option ARM	45	50
Subprime	50	50
90+ Days Delinquent
Alt A and Prime	45	55
Option ARM	55	60
Subprime	55	55
Bankruptcy
Alt A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt A and Prime	55	65
Option ARM	65	70
Subprime	65	65
Real Estate Owned
All	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 5.25 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of March 31, 2018				As of December 31, 2017
	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	1.4%	-	9.2%	4.7%	1.3%	–	9.8%	5.2%
Final CDR	0.1%	-	0.5%	0.2%	0.1%	–	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	80%				80%
2007+	70%				70%
Option ARM
Plateau CDR	1.4%	-	7.8%	5.8%	2.5%	–	7.0%	5.9%
Final CDR	0.1%	-	0.4%	0.3%	0.1%	–	0.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	70%				70%
2007+	75%				75%
Subprime
Plateau CDR	4.2%	-	11.8%	7.7%	3.5%	–	13.1%	7.8%
Final CDR	0.2%	-	0.6%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80%				80%
2006	85%				90%
2007+	95%				95%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2017.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2018.

Total expected loss to be paid on all first lien U.S. RMBS was $152 million and $123 million as of March 31, 2018 and December 31, 2017, respectively. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2018 as it used as of December 31, 2017, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $65 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced, (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $41 million for all first lien U.S. RMBS transactions.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising six months of delinquent loan liquidations, followed by 28 months of decrease to the steady state CDR, the same as of December 31, 2017.

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

Most of the HELOC loans underlying the Company's insured HELOC transactions are now past their interest only reset date, although a significant number of HELOC loans were modified to extend the interest only period for another five years. As a result, in 2017, the Company eliminated the CDR increase that was applied when such loans reached their principal amortization period. In addition, based on the average performance history, starting in third quarter 2017, the Company applied a CDR floor of 2.5% for the future steady state CDR on all its HELOC transactions .

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of March 31, 2018 that it will generally recover only 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries assumed to come in over time. This is the same assumption used as of December 31, 2017.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of December 31, 2017. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

In estimating expected losses, the Company modeled and probability weighted five possible CDR curves applicable to the period preceding the return to the long-term steady state CDR. The Company used five scenarios at March 31, 2018 and December 31, 2017. The Company believes that the level of the elevated CDR and the length of time it will persist and the ultimate prepayment rate are the primary drivers behind the likely amount of losses the collateral will suffer.

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $67 million as of March 31, 2018 and total expected recovery on all second lien U.S. RMBS was $50 million as of December 31, 2017, respectively. This change was due primarily to cash received in 2018 from a favorable settlement of R&W litigation reached in late December 2017.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for direct vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of March 31, 2018				As of December 31, 2017
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	2.5%	-	18.4%	10.6%	2.7%	-	19.9%	11.4%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%
30 – 59 Days Delinquent	40				45
60 – 89 Days Delinquent	60				60
90+ Days Delinquent	75				75
Bankruptcy	55				55
Foreclosure	65				70
Real Estate Owned	100				100
Loss severity	98%				98%

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. Increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $11 million for HELOC transactions. On the other hand, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $12 million for HELOC transactions.

Breaches of Representations and Warranties

As of March 31, 2018, the Company had a net R&W receivable of $19 million from R&W counterparties, compared to a net R&W receivable of $117 million as of December 31, 2017. The decrease was due primarily to cash received in 2018 from a favorable settlement of R&W litigation reached in late December 2017.

Other Structured Finance

The Company had $1.2 billion of net par exposure to financial guaranty triple-X life insurance transactions as of March 31, 2018, of which $85 million in net par was rated BIG. The triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage triple-X life insurance transactions, which include the BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS.

The Company has insured or reinsured $1.2 billion net par of student loan securitizations issued by private issuers that are classified as structured finance. Of this amount, $113 million is rated BIG. In general, the projected losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company projected that its total net expected loss across its troubled non-RMBS structured finance exposures as of March 31, 2018 including those mentioned above was $29 million and is primarily attributable to structured student loans. The economic loss development in First Quarter 2018 was $2 million.

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

On November 1, 2013, Radian Asset Assurance Inc. (Radian Asset) commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi (County) and the Parkway East Public Improvement District (District) to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of March 31, 2018, $19 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the Court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. The County appealed the District Court’s summary judgment ruling to the United States Court of Appeals for the Fifth Circuit, and on May 31, 2017, the appellate court reversed the District Court’s ruling and remanded the matter to the District Court. In March 2018, the County, the District, and AGC executed a settlement agreement which formalizes the procedures related to the disposition of assessments and of the properties that have defaulted. The agreement also provides for the County-owned property to be conveyed to the District, which, to the extent practicable, is obligated to lease, sell or otherwise dispose of the property to maximize pledged revenues. Any such actions will require AGC’s consent.

RMBS Transactions

On November 26, 2012, CIFG Assurance North America Inc. (CIFGNA) filed a complaint in the Supreme Court of the State of New York against JP Morgan Securities LLC (JP Morgan) for material misrepresentation in the inducement of insurance and common law fraud, alleging that JP Morgan fraudulently induced CIFGNA to insure $400 million of securities issued by ACA ABS CDO 2006-2 Ltd. and $325 million of securities issued by Libertas Preferred Funding II, Ltd. On June 26, 2015, the Court dismissed with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim and dismissed without prejudice CIFGNA’s common law fraud claim. On September 24, 2015, the Court denied CIFGNA’s motion to amend but allowed CIFGNA to re-plead a cause of action for common law fraud. On November 20, 2015, CIFGNA filed a motion for leave to amend its complaint to re-plead common law fraud. On April 29, 2016, CIFGNA filed an appeal to reverse the Court’s decision dismissing CIFGNA’s material misrepresentation in the inducement of insurance claim. On November 29, 2016, the Appellate Division of the Supreme Court of the State of New York ruled that the Court’s decision dismissing with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim should be modified to grant CIFGNA leave to re-plead such claim. On February 27, 2017, AGC (as successor to CIFGNA) filed an amended complaint which includes a claim for material misrepresentation in the inducement of insurance.

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

Net Earned Premiums

	First Quarter
	2018	2017
	(in millions)
Scheduled net earned premiums	$88	$103
Accelerations:
Refundings	46	56
Terminations	6	2
Total Accelerations	52	58
Accretion of discount on net premiums receivable	4	3
Financial guaranty insurance net earned premiums	144	164
Non-financial guaranty net earned premiums	1	0
Net earned premiums (1)	$145	$164
 ___________________

(1)	Excluded $3 million and $4 million for First Quarter 2018 and 2017, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	First Quarter
	2018	2017
	(in millions)
December 31,	$915	$576
Less: Non-financial guaranty insurance premium receivable	1	0
FG insurance premiums receivable	914	576
Premiums receivable from acquisitions (see Note 2)	—	270
Gross written premiums on new business, net of commissions (2)	75	110
Gross premiums received, net of commissions	(63)	(92)
Adjustments:
Changes in the expected term	(3)	(1)
Accretion of discount, net of commissions on assumed business	(4)	4
Foreign exchange translation	24	9
FG insurance premium receivable (1)	943	876
Non-financial guaranty insurance premium receivable	1	0
March 31,	$944	$876
____________________

(1)	Excludes $9 million and $11 million as of March 31, 2018 and March 31, 2017, respectively, related to consolidated FG VIEs.

(2)
For transactions where the Company replaces a previous Assured Guaranty financial guaranty contract, gross premiums written represents only the incremental gross premium written in excess of the original gross premiums written.

Foreign exchange translation relates to installment premiums receivable denominated in currencies other than the U.S. dollar. Approximately 74%, 72% and 68% of installment premiums at March 31, 2018, December 31, 2017 and March 31, 2017, respectively, are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

 Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of March 31, 2018
(in millions)
2018 (April 1 - June 30)	$39
2018 (July 1 - September 30)	27
2018 (October 1 - December 31)	18
2019	86
2020	98
2021	80
2022	72
2023-2027	296
2028-2032	198
2033-2037	109
After 2037	108
Total(1)	$1,131
 ____________________

(1)	Excluded expected cash collections on FG VIEs of $12 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of March 31, 2018
(in millions)
2018 (April 1 - June 30)	$87
2018 (July 1 - September 30)	84
2018 (October 1 - December 31)	81
Subtotal 2018	252
2019	292
2020	268
2021	244
2022	222
2023-2027	864
2028-2032	569
2033-2037	330
After 2037	286
Net deferred premium revenue(1)	3,327
Future accretion	181
Total future net earned premiums	$3,508
 ____________________

(1)	Excluded scheduled net earned premiums on consolidated FG VIEs of $73 million and non-financial guaranty business net earned premium of $8 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of March 31, 2018	As of December 31, 2017
	(dollars in millions)
Premiums receivable, net of commission payable	$943	$914
Gross deferred premium revenue	1,188	1,205
Weighted-average risk-free rate used to discount premiums	2.2%	2.3%
Weighted-average period of premiums receivable (in years)	9.2	9.2

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on net reserve (salvage), comprised of loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. The Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.11% with a weighted average of 2.82% as of March 31, 2018 and 0.0% to 2.78% with a weighted average of 2.39% as of December 31, 2017.

Net Reserve (Salvage)

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Public finance:
U.S. public finance	$771	$901
Non-U.S. public finance	21	21
Public finance	792	922
Structured finance:
U.S. RMBS	81	(59)
Other structured finance	35	40
Structured finance	116	(19)
Subtotal	908	903
Other recoverable (payable)	(3)	(4)
Subtotal	905	899
Elimination of losses attributable to FG VIEs	(60)	(55)
Total	$845	$844

Components of Net Reserves (Salvage)

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Loss and LAE reserve	$1,299	$1,444
Reinsurance recoverable on unpaid losses (1)	(38)	(44)
Loss and LAE reserve, net	1,261	1,400
Salvage and subrogation recoverable	(430)	(572)
Salvage and subrogation payable(2)	17	20
Other payable (recoverable) (1)	(3)	(4)
Salvage and subrogation recoverable, net, and other recoverable	(416)	(556)
Net reserves (salvage)	$845	$844
____________________

(1)	Recorded as a component of other assets in condensed consolidated balance sheets.

(2)	Recorded as a component of other liabilities in condensed consolidated balance sheets.

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
Financial Guaranty Insurance Contracts

As of March 31, 2018
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,211
Contra-paid, net	60
Salvage and subrogation recoverable, net of reinsurance	413
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,260)
Other recoverable (payable)	3
Net expected loss to be expensed (present value) (2)	$427
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excluded $48 million as of March 31, 2018, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2018
(in millions)
2018 (April 1 – June 30)	$9
2018 (July 1 – September 30)	10
2018 (October 1 – December 31)	10
Subtotal 2018	29
2019	42
2020	39
2021	35
2022	32
2023-2027	126
2028-2032	77
2033-2037	35
After 2037	12
Net expected loss to be expensed	427
Future accretion	86
Total expected future loss and LAE	$513

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	First Quarter
	2018	2017
	(in millions)
Public finance:
U.S. public finance	$(28)	$112
Non-U.S. public finance	(1)	(3)
Public finance	(29)	109
Structured finance:
U.S. RMBS	22	(9)
Other structured finance	(5)	(39)
Structured finance	17	(48)
Loss and LAE on insurance contracts before FG VIE consolidation	(12)	61
Gain (loss) related to FG VIE consolidation	(6)	(2)
Loss and LAE	$(18)	$59

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2018

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	134	(11)	43	(1)	149	(7)	326	—	326
Remaining weighted-average contract period (in years)	8.7	6.9	11.9	2.4	10.0	9.4	9.7	—	9.7
Outstanding exposure:
Principal	$3,911	$(89)	$1,030	$(6)	$6,661	$(166)	$11,341	$—	$11,341
Interest	1,865	(37)	639	(1)	3,349	(78)	5,737	—	5,737
Total(2)	$5,776	$(126)	$1,669	$(7)	$10,010	$(244)	$17,078	$—	$17,078
Expected cash outflows (inflows)	$101	$(5)	$232	$(1)	$3,961	$(91)	$4,197	$(308)	$3,889
Potential recoveries(3)	(434)	19	(110)	0	(2,320)	62	(2,783)	191	(2,592)
Subtotal	(333)	14	122	(1)	1,641	(29)	1,414	(117)	1,297
Discount	85	(5)	(28)	0	(160)	(3)	(111)	25	(86)
Present value of expected cash flows	$(248)	$9	$94	$(1)	$1,481	$(32)	$1,303	$(92)	$1,211
Deferred premium revenue	$88	$(5)	$117	$0	$530	$(2)	$728	$(71)	$657
Reserves (salvage)	$(280)	$10	$51	$(1)	$1,154	$(30)	$904	$(60)	$844

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2017

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	139	(22)	46	(3)	150	(41)	335	—	335
Remaining weighted-average contract period (in years)	8.9	7.3	14.0	2.9	9.6	9.3	9.9	—	9.9
Outstanding exposure:
Principal	$4,397	$(96)	$1,352	$(8)	$6,445	$(190)	$11,900	$—	$11,900
Interest	2,110	(42)	1,002	(1)	3,098	(86)	6,081	—	6,081
Total(2)	$6,507	$(138)	$2,354	$(9)	$9,543	$(276)	$17,981	$—	$17,981
Expected cash outflows (inflows)	$186	$(5)	$492	$(1)	$3,785	$(104)	$4,353	$(307)	$4,046
Potential recoveries(3)	(595)	20	(145)	0	(2,273)	67	(2,926)	194	(2,732)
Subtotal	(409)	15	347	(1)	1,512	(37)	1,427	(113)	1,314
Discount	66	(4)	(93)	0	(78)	(2)	(111)	23	(88)
Present value of expected cash flows	$(343)	$11	$254	$(1)	$1,434	$(39)	$1,316	$(90)	$1,226
Deferred premium revenue	$112	$(5)	$129	$0	$540	$(6)	$770	$(74)	$696
Reserves (salvage)	$(380)	$11	$202	$(1)	$1,100	$(34)	$898	$(55)	$843
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

Since the filing with the SEC of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017, there have been no material changes to (i) the Company's potential termination payments under interest rate swaps, (ii) the variable rate demand obligations exposure, and (iii) the potential payment obligations under guaranteed investment contracts and availability of sufficient eligible and liquid assets to the AGMH's former subsidiary FSA Asset Management LLC to satisfy any expected withdrawal and collateral posting obligations. See Note 6, Contracts Accounted for as Insurance, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2018, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1, Level 2 and Level 3.

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

Annually, the Company reviews each pricing service’s procedures, controls and models as well as the competency of the pricing service’s key personnel. In addition, on a quarterly basis, the Company holds a meeting of the internal valuation committee (comprised of individuals within the Company with market, valuation, accounting, and/or finance experience) that reviews and approves prices and assumptions used by the pricing services.

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

As of March 31, 2018, the Company used models to price 98 securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 11% or $1,268 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of March 31, 2018 and December 31, 2017, other invested assets included investments carried and measured at fair value on a recurring basis of $45 million and $48 million, respectively, and included primarily preferred stock investments in the global property catastrophe risk market and in a fund that invested primarily in senior loans and bonds. Fair values for the preferred stock investments are based on their respective net asset value (NAV) per share or equivalent and are classified as Level 2. Included in the amounts above are other equity investments that were carried at their readily determinable fair value of $2 million and $2 million as of March 31, 2018 and December 31, 2017. These equity investments were classified as Level 3.

Other Assets

Committed Capital Securities

The fair value of committed capital securities (CCS), which is recorded in "other assets" on the condensed consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 15, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded in other income in the condensed consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, London Interbank Offered Rate (LIBOR) curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding.

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

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The following is a description of the fair value methodology applied to the Company's insured CDS that are accounted for as credit derivatives, which constitute the vast majority of the net credit derivative liability in the condensed consolidated balance sheets. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2018 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

The various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts are as follows: the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost, and the weighted average life which is based on debt service schedules The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided by trustees or obtained from market sources. The bank profit represents the profit the originator, usually an investment bank, realizes for structuring and funding the transaction; the net spread represents the premiums paid to the Company for the Company’s credit protection provided; and the hedge cost represents the cost of CDS protection purchased by the originator to hedge its counterparty credit risk exposure to the Company.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices adjusted to reflect the non-standard terms of the Company's CDS contracts.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of March 31, 2018	As of December 31, 2017
Based on actual collateral specific spreads	13%	14%
Based on market indices	50%	48%
Provided by the CDS counterparty	37%	38%
Total	100%	100%
 ____________________
(1)    Based on par.

The rates used to discount future expected premium cash flows ranged from 2.34% to 2.86% at March 31, 2018 and 1.72% to 2.55% at December 31, 2017.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 18%, and 16%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of March 31, 2018 and December 31, 2017, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at previously established floor levels. Due to the low volume of CDS contracts remaining in AGM's portfolio, changes in AGM's credit spreads do not significantly affect the overall percentage of transactions fair valued using the minimum premium. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or transaction originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

Strengths and Weaknesses of Model

The Company’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses.

The primary strengths of the Company’s CDS modeling techniques are:

•	The model takes into account the transaction structure and the key drivers of market value.

•	The model maximizes the use of market-driven inputs whenever they are available.

•	The model is a consistent approach to valuing positions.

The primary weaknesses of the Company’s CDS modeling techniques are:

•	There is no exit market or any actual exit transactions; therefore, the Company’s exit market is a hypothetical one based on the Company’s entry market.

•	There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•	The markets for the inputs to the model are highly illiquid, which impacts their reliability.

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

Not Carried at Fair Value

The following financial instruments are not carried at fair value:

•
As of March 31, 2018, Other Invested Assets included equity securities of $48 million that were accounted for under the equity method and equity securities of $4 million that were accounted at cost less any impairment, plus or minus the change resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

•
Other Assets and Other Liabilities, which consist predominantly of accrued interest, receivables for securities sold and payables for securities purchased, the carrying values of which approximate fair value.

•	Financial Guaranty Insurance Contracts (classified as Level 3 for fair value disclosure).

•	Long-Term Debt (primarily classified as Level 2 for fair value disclosure).

Financial Instruments Carried at Fair Value

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2018

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale(1):
Fixed-maturity securities
Obligations of state and political subdivisions	$5,474	$—	$5,391	$83
U.S. government and agencies	275	—	275	—
Corporate securities	1,924	—	1,862	62
Mortgage-backed securities:
RMBS	849	—	535	314
Commercial mortgage-backed securities (CMBS)	559	—	559	—
Asset-backed securities	889	—	80	809
Non-U.S. government securities	327	—	327	—
Total fixed-maturity securities	10,297	—	9,029	1,268
Short-term investments	751	267	484	—
Other invested assets (2)	7	—	0	7
FG VIEs’ assets, at fair value (3)	651	—	—	651
Other assets(3)	124	29	35	60
Total assets carried at fair value	$11,830	$296	$9,548	$1,986
Liabilities:
Credit derivative liabilities (3)	$237	$—	$—	$237
FG VIEs’ liabilities with recourse, at fair value (4)	598	—	—	598
FG VIEs’ liabilities without recourse, at fair value (3)	110	—	—	110
Total liabilities carried at fair value	$945	$—	$—	$945

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2017

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale(1):
Fixed-maturity securities
Obligations of state and political subdivisions	$5,760	$—	$5,684	$76
U.S. government and agencies	285	—	285	—
Corporate securities	2,018	—	1,951	67
Mortgage-backed securities:
RMBS	861	—	527	334
CMBS	549	—	549	—
Asset-backed securities	896	—	109	787
Non-U.S. government securities	305	—	305	—
Total fixed-maturity securities	10,674	—	9,410	1,264
Short-term investments	627	464	162	1
Other invested assets (2)	7	—	0	7
FG VIEs’ assets, at fair value (3)	700	—	—	700
Other assets(3)	123	25	36	62
Total assets carried at fair value	$12,131	$489	$9,608	$2,034
Liabilities:
Credit derivative liabilities (3)	$271	$—	$—	$271
FG VIEs’ liabilities with recourse, at fair value (3)	627	—	—	627
FG VIEs’ liabilities without recourse, at fair value (3)	130	—	—	130
Total liabilities carried at fair value	$1,028	$—	$—	$1,028
____________________
(1)    Change in fair value is included in OCI.

(2)
Excludes investments of $42 million and $45 million as of March 31, 2018 and December 31, 2017, respectively, measured using NAV per share with fair value recorded in the condensed consolidated statements of operations. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

(3)    Change in fair value is included in net income.

(4)	Change in fair value attributable to ISCR is recorded in OCI with remainder of fair value recorded in net income.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2018 and 2017.

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2018

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	(5)	(2)	7	(2)	15	(2)	1	(3)	(1)	(4)	34	(6)	0	(3)	1	(3)
Other comprehensive income (loss)	3		0		(7)		3		—		0		—		(2)		—
Purchases	4		—		—		9		—		—		—		—		—
Settlements	(1)		—		(20)		(5)		(33)		(1)		(1)		30		3
FG VIE deconsolidations	—		—		—		—		(17)		—		—		1		16
Fair value as of March 31, 2018	$83		$62		$314		$809		$651		$62		$(236)		$(598)		$(110)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2018	$3		$0		$(6)		$4		$4	(3)	$(1)	(4)	$28	(6)	$(3)	(3)	$1	(3)

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2016	$39		$60		$365		$805		$876		$65		$(389)		$(807)		$(151)
MBIA UK Acquisition	—		—		—		7		—		—		—		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	2	(2)	(2)	(2)	74	(2)	17	(3)	(2)	(4)	54	(6)	(9)	(3)	(2)	(3)
Other comprehensive income (loss)	4		0		27		7		—		0		—		—		—
Purchases	—		—		27		57		—		—		—		—		—
Settlements	(2)		—		(15)		(348)		(46)		—		(15)		44		4
FG VIE consolidations	—		—		—		—		21		—		—		—		(21)
FG VIE deconsolidations	—		—		—		—		(87)		—		—		51		36
Fair value as of March 31, 2017	$42		$62		$402		$602		$781		$63		$(350)		$(721)		$(134)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2017	$4		$0		$27		$73		$21	(3)	$(2)	(4)	$25	(6)	$(7)	(3)	$(2)	(3)
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in net investment income and other income.

(5)	Represents net position of credit derivatives. The condensed consolidated balance sheet presents gross assets, included in other assets, and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Included short-term investments, CCS and other invested assets.

(8)	Included CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2018

Financial Instrument Description (1)	Fair Value at March 31, 2018 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$83	Yield	4.5%	-	39.0%	9.6%

Corporate securities	62	Yield	22.8%

RMBS	314	CPR	1.4%	-	15.0%	6.4%
		CDR	1.5%	-	8.6%	5.7%
		Loss severity	40.0%	-	125.0%	82.4%
		Yield	4.7%	-	7.8%	5.9%
Asset-backed securities:
Triple-X life insurance transactions	628	Yield	6.3%	-	6.9%	6.6%

Collateralized loan obligations (CLO) /TruPS	124	Yield	3.0%	-	4.8%	3.6%

Others	57	Yield	11.3%

FG VIEs’ assets, at fair value	651	CPR	1.7%	-	17.8%	9.2%
		CDR	1.3%	-	21.9%	5.2%
		Loss severity	60.0%	-	100.0%	79.7%
		Yield	4.1%	-	10.4%	6.6%

Other assets	59	Implied Yield	5.5%	-	6.1%	5.8%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(236)	Year 1 loss estimates	0.0%	-	43.0%	3.3%
		Hedge cost (in bps)	5.5	-	90.8	34.0
		Bank profit (in bps)	8.3	-	515.9	111.1
		Internal floor (in bps)	8.8	-	30.0	23.4
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(708)	CPR	1.7%	-	17.8%	9.2%
		CDR	1.3%	-	21.9%	5.2%
		Loss severity	60.0%	-	100.0%	79.7%
		Yield	3.7%	-	10.4%	5.2%
___________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excluded several investments recorded in other invested assets with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2017

Financial Instrument Description (1)	Fair Value at December 31, 2017 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$76	Yield	4.5%	-	40.8%	12.5%

Corporate securities	67	Yield	22.5%

RMBS	334	CPR	1.3%	-	17.4%	6.4%
		CDR	1.5%	-	9.2%	5.9%
		Loss severity	40.0%	-	125.0%	82.5%
		Yield	4.0%	-	7.5%	5.6%
Asset-backed securities:
Triple-X life insurance transactions	613	Yield	6.2%	-	6.4%	6.3%

CLO/TruPS	116	Yield	2.6%	-	4.6%	3.3%

Others	58	Yield	10.7%

FG VIEs’ assets, at fair value	700	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.7%	-	10.0%	6.2%

Other assets	60	Implied Yield	5.2%	-	5.9%	5.5%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(269)	Year 1 loss estimates	0.0%	-	42.0%	3.3%
		Hedge cost (in bps)	17.6	-	122.6	48.1
		Bank profit (in bps)	6.0	-	852.5	107.5
		Internal floor (in bps)	8.0	-	30.0	21.8
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(757)	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.4%	-	10.0%	4.9%
____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excluded short-term investments with fair value of $1 million and several investments recorded in other invested assets with fair value of $7 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,297	$10,297	$10,674	$10,674
Short-term investments	751	751	627	627
Other invested assets	55	57	60	61
FG VIEs’ assets, at fair value	651	651	700	700
Other assets	226	226	220	220
Liabilities:
Financial guaranty insurance contracts (1)	3,217	6,880	3,330	7,104
Long-term debt	1,281	1,618	1,292	1,627
Credit derivative liabilities	237	237	271	271
FG VIEs’ liabilities with recourse, at fair value	598	598	627	627
FG VIEs’ liabilities without recourse, at fair value	110	110	130	130
Other liabilities	58	58	55	55
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The estimated remaining weighted average life of credit derivatives was 12.0 years at March 31, 2018 and 11.7 years at December 31, 2017. The components of the Company’s credit derivative net par outstanding are presented below.

Credit Derivatives (1)

	As of March 31, 2018		As of December 31, 2017
Asset Type	Net Par Outstanding	Net Fair Value	Net Par Outstanding	Net Fair Value
	(in millions)
Pooled infrastructure	$1,577	$(41)	$1,561	$(42)
U.S. RMBS	886	(28)	916	(53)
Pooled corporate obligations (TruPS collateralized debt obligations (CDOs))	767	(75)	878	(72)
Infrastructure finance	544	(26)	572	(36)
Other (2)	1,841	(66)	2,280	(66)
Total	$5,615	$(236)	$6,207	$(269)
____________________
(1)    Expected loss to be recovered were $6 million as of March 31, 2018 and $14 million as of December 31, 2017.

(2)	This comprises numerous transactions across various asset classes, such as regulated utilities, health care, municipal utilities, and consumer receivables.

The underlying collateral in TruPS CDOs consists primarily of subordinated debt instruments such as TruPS issued by bank holding companies and similar instruments issued by insurance companies, real estate investment trusts and other real estate related issuers. Due to the fact that the debt is subordinated,TruPS CDOs were typically structured with higher levels of embedded credit enhancement which allowed the Company to mitigate the risks associated with TruPS CDOs.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2018		As of December 31, 2017
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$2,137	38.1%	$2,144	34.6%
AA	1,053	18.7	1,170	18.8
A	1,203	21.4	1,517	24.5
BBB	964	17.2	1,038	16.7
BIG	258	4.6	338	5.4
Credit derivative net par outstanding	$5,615	100.0%	$6,207	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	First Quarter
	2018	2017
	(in millions)
Realized gains on credit derivatives	$2	$5
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	0	10
Realized gains (losses) and other settlements	2	15
Net unrealized gains (losses):
Pooled infrastructure	1	6
U.S. RMBS	26	9
Pooled corporate obligations	(3)	20
Infrastructure finance	10	1
Other	(2)	3
Net unrealized gains (losses)	32	39
Net change in fair value of credit derivatives	$34	$54

During First Quarter 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, the paydown of CDS par, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The increase in the credit given to the primary insurer on one of the Company’s second-to-pay CDS policies was the primary driver of the unrealized fair value gain in the U.S. RMBS sector. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During First Quarter 2017, unrealized fair value gains were generated primarily as a result of CDS terminations and tighter implied spreads. During the quarter the Company agreed to terminate several CDS transactions, which was the primary driver of the unrealized fair value gains in the pooled corporate obligations, and U.S. RMBS sectors. The tighter implied spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of March 31, 2018	As of December 31, 2017	As of March 31, 2017	As of December 31, 2016
Five-year CDS spread:
AGC	121	163	173	158
AGM	109	145	181	158
One-year CDS spread
AGC	25	70	31	35
AGM	22	28	31	29

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(499)	$(555)
Plus: Effect of AGC and AGM credit spreads	263	286
Net fair value of credit derivatives	$(236)	$(269)

The fair value of CDS contracts at March 31, 2018, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. The asset classes that remain most affected are TruPS, pooled infrastructure and infrastructure finance securities, as well as 2005-2007 vintages of Alt-A, option adjustable-rate mortgages (Option ARM) and subprime RMBS transactions. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the TruPS CDO, and pooled infrastructure markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation for $333 million of the CDS insured by AGC requires AGC to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of March 31, 2018 and December 31, 2017.

AGC Insured CDS Collateral Posting Requirements

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Gross par of CDS with collateral posting requirement	$333	$497
Maximum posting requirement	300	464
Collateral posted	1	18

In First Quarter 2018, the Company terminated all of the CDS contracts with a counterparty as to which it had collateral posting obligations, and the collateral that the Company had been posting to that counterparty was all returned to the Company.

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

Adoption of 2016-01

Amendments under this ASU apply to the Company's FG VIE liabilities which the Company has historically elected to measure through the consolidated statements of operations in "fair value gains (losses) on FG VIE" under the fair value option. For FG VIE liabilities with recourse, the portion of the change in fair value caused by changes in ISCR must now be separately presented in OCI as opposed to the consolidated statements of operations. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs”.

The inception to date change in fair value of the FG VIE liabilities with recourse attributable to the ISCR (i.e., the Company's own credit risk) is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the Company’s CDS spread from the most recent date of consolidation to the current period. In general, if the Company’s CDS spread tightens more value will be assigned to the Company’s credit; however, if the Company’s CDS widens, less value is assigned to the Company’s credit.

On adoption of ASU 2016-01, the Company reclassified approximately $33 million of loss, net of tax, from retained earnings to AOCI. This amount represents the portion of the fair value of the FG VIE liabilities with recourse that related to the change in the Company's own credit risk from the date of consolidation through January 1, 2018. The accounting and disclosure of the FG VIE liabilities without recourse are unchanged.

Consolidated FG VIEs

Number of FG VIEs Consolidated

	First Quarter
	2018	2017

Beginning of the period, December 31,	32	32
Consolidated	—	1
Deconsolidated	(1)	(1)
End of the period, March 31,	31	32

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $92 million at March 31, 2018 and $99 million at December 31, 2017. The aggregate unpaid principal of the FG VIEs’ assets was approximately $357 million greater than the aggregate fair value at March 31, 2018. The aggregate unpaid principal of the FG VIEs’ assets was approximately $361 million greater than the aggregate fair value at December 31, 2017.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of March 31, 2018 that was recorded in the condensed consolidated statements of operations for First Quarter 2018 were gains of $2 million. The change in the ISCR of the FG VIEs’ assets held as of March 31, 2017 that was recorded in the condensed consolidated statements of operations for First Quarter 2017 were gains of $14 million. To calculate the ISCR, the changes in the fair value of the FG VIE assets are allocated between changes that are due to the ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the date of consolidation versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIE liabilities with recourse, which represent obligations insured by AGC or AGM, was $644 million and $674 million as of March 31, 2018 and December 31, 2017, respectively. FG VIE liabilities with recourse will mature at various dates ranging from 2025 to 2038. The aggregate unpaid principal balance of the FG VIE liabilities with and without recourse was approximately $71 million greater than the aggregate fair value of the FG VIEs’ liabilities as of March 31, 2018. The aggregate unpaid principal balance was approximately $73 million greater than the aggregate fair value of the FG VIEs' liabilities as of December 31, 2017. For First Quarter 2018, the change in fair value of the FG VIE liabilities with recourse that is attributable to changes in the Company's own credit risk was a $5 million loss pre-tax. See Note 17, Shareholders' Equity, for additional information.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIE liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2018		As of December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$345	$371	$362	$385
U.S. RMBS second lien	135	165	144	177
Manufactured housing	61	62	64	65
Total with recourse	541	598	570	627
Without recourse	110	110	130	130
Total	$651	$708	$700	$757

The consolidation of FG VIEs affects net income and shareholders' equity due to (i) changes in fair value gains (losses) on FG VIE assets and liabilities (effective January 1, 2018 the change in fair value of FG VIE liabilities with recourse attributable to ISCR is recorded in OCI, instead of net income), (ii) the elimination of premiums and losses related to the AGC and AGM FG VIE liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIE debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Effect of Consolidating FG VIEs

	First Quarter
	2018	2017
	(in millions)
Net earned premiums	$(3)	$(4)
Net investment income	(1)	(1)
Fair value gains (losses) on FG VIEs	4	10
Loss and LAE	6	2
Effect on income before tax	6	7
Less: tax provision (benefit)	1	3
Effect on net income (loss)	$5	$4

Effect on OCI	$(2)	$—

Effect on cash flows from operating activities	$2	$5

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Effect on shareholders' equity (decrease) increase	$5	$2

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities (effective January 1, 2018 the change in fair value of FG VIE liabilities with recourse attributable to ISCR is recorded in OCI, instead of the condensed consolidated statements of operations). During First Quarter 2018, the Company recorded pre-tax net fair value gains on consolidated FG VIEs of $4 million in the condensed consolidated statements of operations.

During First Quarter 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $10 million. The primary driver of the gain during First Quarter 2017 in fair value of FG VIE assets and liabilities was price appreciation on the FG VIE assets resulting from improvement in the underlying collateral.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIE assets and FG VIE liabilities.

Non-Consolidated VIEs

As of March 31, 2018 and December 31, 2017, the Company had financial guaranty contracts outstanding for 522 and 510 VIEs, respectively, that it monitored and did not consolidate based on the Company’s analyses which indicate that it is not the primary beneficiary of any other VIEs. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Adoption of ASU 2016-01

Up until December 31, 2017, the change in fair value of the preferred stock investments and certain other equity investments was recorded in OCI. Effective January 1, 2018, in accordance with ASU 2016-01, the change in the fair value of these investments is recorded in other income in the condensed consolidated statements of operations. On adoption of ASU 2016-01, on January 1, 2018, the Company reclassified a loss of approximately $1 million, net of tax, from AOCI to retained earnings.

In addition, in accordance with ASU 2016-01, the Company elected the new measurement alternative for equity securities that were accounted for under the cost method as of December 31, 2017 because they did not have a readily determinable fair value. Effective January 1, 2018, these equity securities will be accounted at cost less any impairment, plus or minus the change resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $101 million and $97 million as of March 31, 2018 and December 31, 2017, respectively.

Net Investment Income

	First Quarter
	2018	2017
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$75
Income from internally managed securities (1)	28	49
Gross investment income	103	124
Investment expenses	(2)	(2)
Net investment income	$101	$122
____________________
(1)    First Quarter 2017 includes accretion on Zohar II Notes.

Net Realized Investment Gains (Losses)

	First Quarter
	2018	2017
	(in millions)
Gross realized gains on available-for-sale securities (1)	$9	$43
Gross realized losses on available-for-sale securities	(5)	(2)
Net realized gains (losses) on other invested assets	(1)	0
Other-than-temporary impairment (OTTI)	(8)	(9)
Net realized investment gains (losses)	$(5)	$32
____________________

(1)	First Quarter 2017 includes a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Acquisitions.

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	First Quarter
	2018	2017
	(in millions)
Balance, beginning of period	$162	$134
Additions for credit losses on securities for which an OTTI was previously recognized	7	8
Balance, end of period	$169	$142

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of March 31, 2018

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	50%	$5,323	$178	$(27)	$5,474	$26	AA-
U.S. government and agencies	2	265	11	(1)	275	—	AA+
Corporate securities	18	1,911	45	(32)	1,924	(6)	A
Mortgage-backed securities(4):	0
RMBS	8	857	20	(28)	849	(8)	A-
CMBS	5	561	5	(7)	559	—	AAA
Asset-backed securities	7	721	169	(1)	889	137	B
Non-U.S. government securities	3	331	9	(13)	327	—	AA
Total fixed-maturity securities	93	9,969	437	(109)	10,297	149	A+
Short-term investments	7	751	0	0	751	—	AAA
Total investment portfolio	100%	$10,720	$437	$(109)	$11,048	$149	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2017

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	51%	$5,504	$267	$(11)	$5,760	$23	AA
U.S. government and agencies	2	272	14	(1)	285	—	AA+
Corporate securities	18	1,973	63	(18)	2,018	(6)	A
Mortgage-backed securities(4):
RMBS	8	852	26	(17)	861	(1)	BBB+
CMBS	5	540	12	(3)	549	—	AAA
Asset-backed securities	7	730	166	0	896	136	B
Non-U.S. government securities	3	316	6	(17)	305	0	AA
Total fixed-maturity securities	94	10,187	554	(67)	10,674	152	A+
Short-term investments	6	627	0	0	627	—	AAA
Total investment portfolio	100%	$10,814	$554	$(67)	$11,301	$152	A+
____________________

(1)	Based on amortized cost.

(2)	See Note 17, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 42% of mortgage backed securities as of March 31, 2018 and 39% as of December 31, 2017 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$988	$(15)	$260	$(12)	$1,248	$(27)
U.S. government and agencies	62	0	17	(1)	79	(1)
Corporate securities	692	(14)	226	(18)	918	(32)
Mortgage-backed securities:
RMBS	350	(11)	203	(17)	553	(28)
CMBS	222	(3)	78	(4)	300	(7)
Asset-backed securities	55	(1)	3	0	58	(1)
Non-U.S. government securities	21	0	119	(13)	140	(13)
Total	$2,390	$(44)	$906	$(65)	$3,296	$(109)
Number of securities (1)		716		244		944
Number of securities with OTTI (1)		20		16		35

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	0	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	0	80	(3)	109	(3)
Asset-backed securities	48	0	3	0	51	0
Non-U.S. government securities	20	0	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities (1)		244		264		499
Number of securities with OTTI (1)		17		15		31
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2018, 27 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2018 was $25 million. As of December 31, 2017, of the securities in an unrealized loss position for 12 months or more, 28 securities had unrealized losses greater than 10% of book value with an unrealized loss of $27 million. The Company had determined that the unrealized losses recorded as of March 31, 2018 and December 31, 2017 were yield-related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2018 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2018

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$274	$272
Due after one year through five years	1,438	1,467
Due after five years through 10 years	2,345	2,378
Due after 10 years	4,494	4,772
Mortgage-backed securities:
RMBS	857	849
CMBS	561	559
Total	$9,969	$10,297

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted total $264 million and $287 million, as of March 31, 2018 and December 31, 2017, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,689 million and $1,677 million, based on fair value as of March 31, 2018 and December 31, 2017, respectively.

No material investments of the Company were non-income producing for First Quarter 2018 and First Quarter 2017, respectively.

Externally Managed Portfolio

As of March 31, 2018, the majority of the investment portfolio is managed by seven outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally do not permit its outside managers to purchase securities rated lower than A- by S&P or A3 by Moody’s, excluding a minimal allocation to corporate securities not rated lower than BBB by S&P or Baa2 by Moody’s.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. In the table below, more detailed information is provided for the component of the total investment portfolio that is internally managed (excluding short-term investments). The internally managed portfolio (other than short term investments) represents approximately 12% and 12% of the investment portfolio, on a fair value basis as of March 31, 2018 and December 31, 2017, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

One of the Company's strategies for mitigating losses has been to purchase loss mitigation securities, at discounted prices. In addition, the Company holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties (other risk management assets).

Alternative investments include various funds investing in both equity and debt securities, including catastrophe bonds, as well as investments in investment managers.

The unrealized gains (losses) recognized during First Quarter 2018 on equity investments held as of March 31, 2018 were $(3) million.

Internally Managed Portfolio
Carrying Value

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,199	$1,231
Other invested assets	18	20
Alternative investments	80	69
Other	5	5
Total	$1,302	$1,325

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the condensed consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of March 31, 2018	As of December 31, 2017	As of March 31, 2017	As of December 31, 2016
	(in millions)
Cash	$114	$144	$147	$118
Restricted cash (1)	3	0	1	9
Total cash and restricted cash	$117	$144	$148	$127
____________________

(1)	Amounts relate to cash held in trust accounts and are reported in other assets in condensed consolidated balance sheets. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

11.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

Dividends and Return of capital
By Insurance Company Subsidiaries

	First Quarter
	2018	2017

Dividends paid by AGC to AGUS	$52	$28
Dividends paid by AGM to AGMH	73	79
Dividends paid by AG Re to AGL	40	40
Dividends paid by MAC to MAC Assurance Holdings Inc. (MAC Holdings)(1)	—	12
Repurchase of common stock by AGC from AGUS	200	—
____________________

(1)	MAC Holdings distributed nearly the entire amounts to AGM and AGC, in proportion to their ownership percentages.

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

The maximum amount available during 2018 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $176 million. Of such $176 million, nothing is estimated to be available for distribution in the second quarter of 2018. The maximum amount available during 2018 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $28 million, of which approximately $16 million is available for distribution in the second quarter of 2018.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2018 for AGC to distribute as ordinary dividends is approximately $133 million. Of such $133 million, approximately $25 million is available for distribution in the second quarter of 2018.

Bermuda

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority (Authority). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $324 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2018 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $324 million as of March 31, 2018. Such dividend capacity can be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2018, AG Re had unencumbered assets of approximately $505 million.

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

Overview

AGL and its Bermuda subsidiaries AG Re, AGRO, and Cedar Personnel Ltd. (Bermuda Subsidiaries) are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code (the Code) to be taxed as a U.S. domestic corporation.

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty's Revenue & Customs. AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The corporation tax rate is at 19% for 2018. AGL has also registered in the U.K. to report its Value Added Tax (VAT) liability.  The current rate of VAT is 20%. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. "controlled foreign companies" regime and has obtained a clearance from Her Majesty's Revenue & Customs confirming this on the basis of current facts.

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. AGE, the Company’s U.K. subsidiary, had previously elected under U.S. Internal Revenue Code Section 953(d) to be taxed as a U.S. company. In January 2017, AGE filed a request with the U.S. Internal Revenue Service (IRS) to revoke the election, which was approved in May 2017. As a result of the revocation of the Section 953(d) election, AGE is no longer liable to pay future U.S. taxes beginning in 2017.

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

Effect of the 2017 Tax Cuts and Jobs Act

On December 22, 2017, the Tax Act was signed into law. The Tax Act changed many items of U.S. corporate income taxation, including a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of non-U.S. subsidiaries. At December 31, 2017, the Company had not completed accounting for the tax effects of the Tax Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. The Company recognized a provisional amount of $61 million, which was included as a component of income tax expense from continuing operations in 2017. The Company will continue to assess its provision for income taxes as future guidance is issued. Any adjustments, if necessary, during the measurement period guidance outlined in Staff Accounting Bulletin No. 118 will be included in the statement of operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in fair value of its credit derivatives, which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2018. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2018 and 35% in 2017, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. For periods subsequent to April 1, 2017, the U.K. corporation tax rate has been reduced to 19%. For the periods between April 1, 2015 and March 31, 2017, the U.K. corporation tax rate was 20%. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

Deferred and Current Tax Assets (Liabilities) (1)

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Deferred tax assets (liabilities)	$70	$98
Current tax assets (liabilities)	63	21
____________________

(1)	Included in other assets or other liabilities on the condensed consolidated balance sheets.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2018	2017
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$35	$85
Tax-exempt interest	(6)	(12)
Bargain purchase gain	—	(20)
Change in liability for uncertain tax positions	(7)	—
Foreign taxes	(4)	—
State taxes	2	5
Other	0	(3)
Total provision (benefit) for income taxes	$20	$55
Effective tax rate	9.3%	14.7%

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

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2018	2017
	(in millions)
United States	$175	$246
Bermuda	49	133
U.K.	(7)	(7)
Total	$217	$372

Revenue by Tax Jurisdiction

	First Quarter
	2018	2017
	(in millions)
United States	$247	$474
Bermuda	52	57
U.K.	(6)	(4)
Total	$293	$527

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

The Company has $13 million of foreign tax credit (FTC) carryovers from previous acquisitions and $30 million of FTC due to the Tax Act for use against regular tax in future years. FTCs will begin to expire in 2020 and will fully expire by 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $43 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

As of March 31, 2018, AGUS had open tax years with the IRS for 2014 to present. In December 2016, the IRS issued a Revenue Agent Report (RAR) which did not identify any material adjustments that were not already accounted for in prior periods. In April 2017, the Company received a final letter from the IRS to close the audit with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. Assured Guaranty Overseas US Holdings Inc. has open tax years of 2014 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2016 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2014 to present. The Company's French subsidiary, CIFGE, is under examination for the period January 1, 2015 through December 31, 2016, and has open tax years of 2014 to present.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.3 million for First Quarter 2018 and $1 million for the full year 2017. As of March 31, 2018 and December 31, 2017, the Company has accrued $2 million and $3 million of interest, respectively.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of March 31, 2018 and December 31, 2017 that would affect the effective tax rate, if recognized, was $24 million and $31 million, respectively. The Company released $7 million of previously recorded uncertain tax position reserves and accrued interest in the First Quarter 2018 due to the closing of the 2013 audit year.

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

Assumed and Ceded Financial Guaranty Business

The Company assumes financial guaranty business (Assumed Financial Guaranty Business) from third party insurers, primarily other monoline financial guaranty companies. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a portion of the ceding company's premium for the insured risk (typically, net of a ceding commission). The Company, if required, secures its reinsurance obligations to its affiliated and non-affiliated ceding companies, typically by depositing in trust assets with a market value equal to its assumed liabilities calculated on a statutory basis.

The Company’s facultative and treaty agreements are generally subject to termination at the option of the ceding company:

•	if the Company fails to meet certain financial and regulatory criteria and to maintain a specified minimum financial strength rating, or

•	upon certain changes of control of the Company.

Upon termination due to one of the above events, the Company may be required (under some of its reinsurance agreements) to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves calculated on a statutory basis of accounting, attributable to reinsurance assumed pursuant to such agreements after which the Company would be released from liability with respect to the Assumed Financial Guaranty Business.

With respect to a significant portion of the Company's in-force Assumed Financial Guaranty Business, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional required payment. As of March 31, 2018, if each third party insurer ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $44 million and $17 million, respectively.

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

The following table presents the components of premiums and losses reported in the condensed consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and non-financial guaranty).

Effect of Reinsurance on Statement of Operations

	First Quarter
	2018	2017
	(in millions)
Premiums Written:
Direct	$73	$109
Assumed	0	2
Ceded (1)	(11)	11
Net	$62	$122
Premiums Earned:
Direct	$143	$167
Assumed	5	6
Ceded	(3)	(9)
Net	$145	$164
Loss and LAE:
Direct	$(14)	$67
Assumed	(3)	3
Ceded	(1)	(11)
Net	$(18)	$59
 ____________________
(1)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Exposure to Reinsurers and Other Monolines (1)

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Due (To) From:
Assumed premium, net of commissions	$52	$53
Ceded premium, net of commissions	(46)	(42)
Assumed loss paid	(18)	(19)
Assumed expected loss to be paid	(65)	(71)
Ceded expected loss to be paid	24	29
Outstanding Exposure:
Financial guaranty
Ceded par outstanding (2)	4,299	4,434
Assumed par outstanding	7,705	8,383
Second-to-pay insured par outstanding (3)	5,954	6,605
Non-financial guaranty exposure (see Note 4)
Ceded	165	159
Assumed	1,010	974
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of March 31, 2018 and December 31, 2017 was approximately $105 million and $118 million, respectively.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $261 million and $296 million, is rated BIG as of March 31, 2018 and December 31, 2017, respectively.

(3)
The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG and/or not rated is $191 million and $204 million as of March 31, 2018 and December 31, 2017, respectively. Second-to-pay insured par outstanding represents transactions the Company has insured that were previously insured by other monoline financial guaranty insurers. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer.

Commutations

The table below summarizes the effect of commutations.

Commutations of Ceded Reinsurance Contracts

	First Quarter
	2018	2017
	(in millions)
Increase (decrease) in net unearned premium reserve	$4	$18
Increase (decrease) in net par outstanding	42	1,173
Commutation gains (losses)	1	73

During First Quarter 2017, the Company entered into a commutation agreement to reassume the entire portfolio previously ceded to one of its unaffiliated reinsurers, consisting predominantly (over 97%) of U.S. public finance and international public and project finance exposures.

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

Reinsurance of Syncora Guarantee Inc.’s Insured Portfolio

On February 2, 2018, AGC entered into an agreement with Syncora Guarantee Inc. (SGI) to reinsure, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The transaction also includes the commutation of a book of business ceded to SGI by AGM. The par value of exposures reinsured and commuted will total approximately $14.5 billion. As consideration for the transaction, at closing, SGI will pay $360 million and assign installment premiums estimated to total $55 million in present value to Assured Guaranty. The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet AGC’s new business underwriting criteria. Additionally, on behalf of SGI, AGC will provide certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing. The transaction is subject to regulatory approval and other closing conditions, and is expected to close by the end of the second quarter or the beginning of the third quarter of 2018.

Assumed and Ceded Non-Financial Guaranty Business

As described in Note 4, Outstanding Exposure, Non-Financial Guaranty Insurance, the Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also retrocedes some of this business to third party reinsurers. The downgrade of AGRO’s financial strength rating by S&P below “A” would require AGRO to post, as of March 31, 2018, an estimated $4 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of March 31, 2018, an estimated $9 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded business upon certain triggering events, such as reinsurer rating downgrades.

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

In addition, in the ordinary course of their respective businesses, certain of AGL's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, the Company has commenced a number of legal actions in the U.S. District Court for the District of Puerto Rico to enforce its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See "Exposure to Puerto Rico" section of Note 4, Outstanding Exposure, for a description of such actions. See "Recovery Litigation" section of Note 5, Expected Loss to be Paid, for a description of recovery litigation unrelated to Puerto Rico. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of March 31, 2018		As of December 31, 2017
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	496	500	496
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	843	850	843
AGMH(3):
67/8% QUIBS (1)	100	70	100	70
6.25% Notes (1)	230	142	230	142
5.6% Notes (1)	100	57	100	57
Junior Subordinated Debentures (2)	300	194	300	192
Total AGMH	730	463	730	461
AGM(3):
AGM Notes Payable	6	6	6	6
Total AGM	6	6	6	6
Purchased debt (4)	(48)	(31)	(28)	(18)
Total	$1,538	$1,281	$1,558	$1,292
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)
 Carrying amounts are different than principal amounts due primarily to fair value adjustments at the AGMH acquisition date, which are accreted or amortized into interest expense over the remaining terms of these obligations.

(4)
In First Quarter 2018 and full year 2017, AGUS purchased $20 million and $28 million, respectively, principal amount of AGMH's outstanding Junior Subordinated Debentures. The Company recognized a $7 million loss on extinguishment of debt in First Quarter 2018, which is included in other income. There were no purchases of debt of the Company's subsidiaries by the Company or any of its subsidiaries in First Quarter 2017.

Intercompany Credit Facility and Intercompany Debt

On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. Such commitment terminates on October 25, 2018 (the loan commitment termination date). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable Federal short-term or mid-term interest rate, as the case may be, as determined under Section 1274(d) of the Code, and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity.  AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan commitment termination date. No amounts are currently outstanding under the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2017, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. In 2016, the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of March 31, 2018, $60 million remained outstanding.

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

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2018	2017
	(in millions)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$197	$317
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$196	$317
Basic shares	115.2	125.3
Basic EPS	$1.71	$2.53

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$196	$317
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$196	$317

Basic shares	115.2	125.3
Dilutive securities:
Options and restricted stock awards	1.4	1.8
Diluted shares	116.6	127.1
Diluted EPS	$1.68	$2.49
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.2	0.1

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIE Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2017	$273	$120	$—	$(29)	$8	$372
Effect of adoption of ASU 2016-01 (see Note 1)	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(122)	(11)	(4)	6	—	(131)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	11	—	—	—	5
Net investment income	—	—	—	—	—	—
Fair value gains (losses) on FG VIEs	—	—	3	—	0	3
Interest expense	—	—	—	—	0	0
Total before tax	(6)	11	3	—	0	8
Tax (provision) benefit	0	(2)	(1)	—	0	(3)
Total amount reclassified from AOCI, net of tax	(6)	9	2	—	0	5
Net current period other comprehensive income (loss)	(128)	(2)	(2)	6	0	(126)
Balance, March 31, 2018	$146	$118	$(35)	$(23)	$8	$214

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2017

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Other comprehensive income (loss) before reclassifications	44	50	2	—	96
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(41)	9	—	—	(32)
Net investment income	(28)	—	—	—	(28)
Interest expense	—	—	—	0	0
Total before tax	(69)	9	—	0	(60)
Tax (provision) benefit	24	(3)	—	0	21
Total amount reclassified from AOCI, net of tax	(45)	6	—	0	(39)
Net current period other comprehensive income (loss)	(1)	56	2	0	57
Balance, March 31, 2017	$170	$66	$(37)	$7	$206

Share Repurchases

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2017 (January 1 - March 31)	5,430,041	$216	$39.83
2017 (April 1 - June 30, 2017)	3,456,711	135	39.05
2017 (July 1 - September 30, 2017)	1,847,901	80	43.29
2017 (October 1 - December 31, 2017)	1,934,990	70	36.18
Total 2017	12,669,643	$501	$39.57
2018 (January 1 - March 31)	2,787,936	98	35.20
2018 (April 1 - through May 4, 2018)	1,427,026	53	36.91
Total 2018	4,214,962	$151	$35.78
Cumulative repurchases since the beginning of 2013	85,527,812	$2,367	$27.68

The Board of Directors (the Board) most recently authorized share repurchases on November 1, 2017, for an additional $300 million. The total remaining capacity for share repurchases under Board authorizations was $197 million as of May 4, 2018. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

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

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents its subsidiaries on the equity method of accounting. The following tables reflect transfers of businesses between entities within the consolidated group consistently for all prior periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$35	$528	$40	$11,010	$(348)	$11,265
Investment in subsidiaries	6,657	5,902	4,032	220	(16,811)	—
Premiums receivable, net of commissions payable	—	—	—	1,104	(160)	944
Ceded unearned premium reserve	—	—	—	994	(872)	122
Deferred acquisition costs	—	—	—	141	(41)	100
Intercompany receivable	—	—	—	60	(60)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	651	—	651
Dividend receivable from affiliate	95	—	—	—	(95)	—
Other	21	31	46	1,507	(668)	937
TOTAL ASSETS	$6,808	$6,461	$4,118	$15,687	$(19,055)	$14,019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,324	$(929)	$3,395
Loss and LAE reserve	—	—	—	1,620	(321)	1,299
Long-term debt	—	843	463	6	(31)	1,281
Intercompany payable	—	60	—	300	(360)	—
Credit derivative liabilities	—	—	—	269	(32)	237
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	708	—	708
Dividend payable to affiliate	—	95	—	—	(95)	—
Other	24	27	75	628	(439)	315
TOTAL LIABILITIES	24	1,025	538	7,855	(2,207)	7,235
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,784	5,436	3,580	7,612	(16,628)	6,784
Noncontrolling interest	—	—	—	220	(220)	—
TOTAL SHAREHOLDERS' EQUITY	6,784	5,436	3,580	7,832	(16,848)	6,784
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,808	$6,461	$4,118	$15,687	$(19,055)	$14,019

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$319	$28	$11,484	$(328)	$11,539
Investment in subsidiaries	6,794	6,126	4,048	216	(17,184)	—
Premiums receivable, net of commissions payable	—	—	—	1,074	(159)	915
Ceded unearned premium reserve	—	—	—	1,002	(883)	119
Deferred acquisition costs	—	—	—	144	(43)	101
Intercompany receivable	—	—	—	60	(60)	—
Financial guaranty variable interest entities’ assets, at fair value	—	—	—	700	—	700
Other	26	59	40	1,736	(802)	1,059
TOTAL ASSETS	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,423	$(948)	$3,475
Loss and LAE reserve	—	—	—	1,793	(349)	1,444
Long-term debt	—	843	461	6	(18)	1,292
Intercompany payable	—	60	—	300	(360)	—
Credit derivative liabilities	—	—	—	308	(37)	271
Financial guaranty variable interest entities’ liabilities, at fair value	—	—	—	757	—	757
Other	17	59	71	740	(532)	355
TOTAL LIABILITIES	17	962	532	8,327	(2,244)	7,594
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,839	5,542	3,584	7,873	(16,999)	6,839
Noncontrolling interest	—	—	—	216	(216)	—
TOTAL SHAREHOLDERS’ EQUITY	6,839	5,542	3,584	8,089	(17,215)	6,839
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$149	$(4)	$145
Net investment income	0	2	0	102	(3)	101
Net realized investment gains (losses)	—	0	0	(5)	0	(5)
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	2	0	2
Net unrealized gains (losses)	—	—	—	32	—	32
Net change in fair value of credit derivatives	—	—	—	34	0	34
Other	3	0	—	73	(58)	18
TOTAL REVENUES	3	2	0	353	(65)	293
EXPENSES
Loss and LAE	—	—	—	(16)	(2)	(18)
Amortization of deferred acquisition costs	—	—	—	6	(1)	5
Interest expense	—	12	13	3	(4)	24
Other operating expenses	10	3	0	105	(53)	65
TOTAL EXPENSES	10	15	13	98	(60)	76
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(13)	(13)	255	(5)	217
Total (provision) benefit for income taxes	—	3	3	(25)	(1)	(20)
Equity in net earnings of subsidiaries	204	161	102	7	(474)	—
NET INCOME (LOSS)	$197	$151	$92	$237	$(480)	$197
Less: noncontrolling interest	—	—	—	7	(7)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$197	$151	$92	$230	$(473)	$197

COMPREHENSIVE INCOME (LOSS)	$71	$67	$46	$111	$(224)	$71

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$167	$(3)	$164
Net investment income	0	0	0	123	(1)	122
Net realized investment gains (losses)	—	0	0	32	0	32
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	—	—	—	15	0	15
Net unrealized gains (losses)	—	—	—	39	—	39
Net change in fair value of credit derivatives	—	—	—	54	0	54
Bargain purchase gain and settlement of pre-existing relationship	—	—	—	58	—	58
Other	3	—	—	142	(48)	97
TOTAL REVENUES	3	0	0	576	(52)	527
EXPENSES
Loss and LAE	—	—	—	11	48	59
Amortization of deferred acquisition costs	—	—	—	5	(1)	4
Interest expense	—	12	13	2	(3)	24
Other operating expenses	10	6	1	106	(55)	68
TOTAL EXPENSES	10	18	14	124	(11)	155
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(18)	(14)	452	(41)	372
Total (provision) benefit for income taxes	—	6	5	(76)	10	(55)
Equity in net earnings of subsidiaries	324	199	136	8	(667)	—
NET INCOME (LOSS)	$317	$187	$127	$384	$(698)	$317
Less: noncontrolling interest	—	—	—	8	(8)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$317	$187	$127	$376	$(690)	$317

COMPREHENSIVE INCOME (LOSS)	$374	$244	$192	$437	$(873)	$374

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$128	$83	$63	$46	$(293)	$27
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(18)	(12)	(400)	19	(411)
Sales	—	11	2	396	—	409
Maturities	—	—	0	225	—	225
Sales (purchases) of short-term investments, net	1	(217)	(4)	104	—	(116)
Net proceeds from financial guaranty variable entities’ assets	—	—	—	33	—	33
Investment in subsidiaries	—	—	—	—	—	—
Proceeds from stock redemption and return of capital from subsidiaries	—	200	—	—	(200)	—
Other	—	(13)	—	(1)	—	(14)
Net cash flows provided by (used in) investing activities	1	(37)	(14)	357	(181)	126
Cash flows from financing activities
Return of capital	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—
Dividends paid	(18)	(78)	(50)	(165)	293	(18)
Repurchases of common stock	(100)	—	—	—	—	(100)
Repurchases of common stock to pay withholding taxes	(12)	—	—	(200)	200	(12)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(33)	—	(33)
Repayment/ extinguishment of long-term debt	—	—	—	0	(19)	(19)
Proceeds from options exercises	1	—	—	—	—	1
Net cash flows provided by (used in) financing activities	(129)	(78)	(50)	(398)	474	(181)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash and restricted cash	0	(32)	(1)	6	—	(27)
Cash and restricted cash at beginning of period	0	33	2	109	—	144
Cash and restricted cash at end of period	$0	$1	$1	$115	$—	$117

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$220	$105	$72	$105	$(400)	$102
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	—	(5)	(512)	—	(517)
Sales	—	—	2	321	—	323
Maturities	—	3	0	262	—	265
Sales (purchases) of short-term investments, net	25	75	5	(93)	—	12
Net proceeds from financial guaranty variable entities’ assets	—	—	—	46	—	46
Investment in subsidiaries	—	(3)	—	—	3	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	(13)	—	(13)
Net cash flows provided by (used in) investing activities	25	75	2	106	3	211
Cash flows from financing activities
Capital contribution	—	—	—	3	(3)	—
Dividends paid	(19)	(175)	(73)	(152)	400	(19)
Repurchases of common stock	(216)	—	—	—	—	(216)
Repurchases of common stock to pay withholding taxes	(12)	—	—	—	—	(12)
Net paydowns of financial guaranty variable entities’ liabilities	—	—	—	(48)	—	(48)
Payment of long-term debt	—	—	—	(1)	—	(1)
Proceeds from options exercises	2	—	—	—	—	2
Net cash flows provided by (used in) financing activities	(245)	(175)	(73)	(198)	397	(294)
Effect of exchange rate changes	—	—	—	2	—	2
Increase (decrease) in cash and restricted cash	—	5	1	15	—	21
Cash and restricted cash at beginning of period	0	1	0	126	—	127
Cash and restricted cash at end of period	$0	$6	$1	$141	$—	$148

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in AGL's 2017 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to AGL's 2017 Annual Report on Form 10-K.

Economic Environment

The positive economic momentum in the United States (U.S.) since the beginning of 2016 continued through the the three-month period ended March 31, 2018 (First Quarter 2018). According to the U.S. Bureau of Labor Statistics (BLS), after revisions, job gains averaged 202,000 per month over the first quarter. Additionally, the BLS estimated that the seasonally adjusted monthly unemployment rate in March 2018 was 4.1% for the sixth consecutive month, remaining at a 17-year low.

According to initial estimates, real GDP increased at a growth rate of 2.3% in the First Quarter 2018, representing the sixteenth consecutive quarter of positive growth in real GDP.

U.S. home prices also continued to rise, as measured by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, which reported an annual gain in February 2018, the latest data available, of 6.3% while the 20-City Composite posted a 6.8% year-over-year gain.

At the March 2018 Federal Open Market Committee (FOMC) meeting, the FOMC raised the target range for the federal funds rate to between 1.50% and 1.75%, citing a strengthened economic outlook in recent months. The FOMC reiterated that monetary policy remains accommodative to support strong labor market conditions and a 2% inflation target. The FOMC stated it would monitor inflation developments closely to assess future adjustments to the target range for the federal funds rate.

Despite a very strong U.S. labor market and positive economic growth, the U.S. equity markets had a turbulent quarter. The equity markets began the quarter strongly positive, reaching new highs in January. But beginning in February and continuing through the end of March, the U.S. equity markets experienced a series of sharp drops punctuated by positive swings. For the quarter, the Dow Jones Industrial Average and S&P 500 Index finished lower and the NASDAQ Composite finished slightly higher.

Average municipal interest rates remained above the historic lows experienced in 2016, during which 30-year AAA Municipal Market Data's (MMD) rates were at times below 2%. The 30-year AAA MMD rate started the quarter at 2.55%, reaching a high of 3.07% in March 2018, and finished the quarter at 2.95%.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2018	2017

Net income (loss)	$197	$317
Non-GAAP operating income(1)	155	273
Gain (loss) related to the effect of consolidating FG VIEs (FG VIE consolidation) included in non-GAAP operating income	5	5

Net income (loss) per diluted share	$1.68	$2.49
Non-GAAP operating income per share(1)	1.33	2.14
Gain (loss) related to FG VIE consolidation included in non-GAAP operating income per share	0.04	0.03

Diluted shares	116.6	127.1

Gross written premiums (GWP)	$73	$111
Present value of new business production (PVP)(1)	61	99
Gross par written	2,202	4,691

	As of March 31, 2018		As of December 31, 2017
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,784	$59.67	$6,839	$58.95
Non-GAAP operating shareholders' equity(1)	6,592	57.97	6,521	56.20
Non-GAAP adjusted book value(1)	9,034	79.45	9,020	77.74
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	8	0.06	5	0.03
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(12)	(0.10)	(14)	(0.12)
Common shares outstanding (2)	113.7		116.0
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

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of financial guaranty variable interest entities (FG VIEs) and committed capital securities (CCS), changes in the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in the Company's and/or collateral credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIE assets and liabilities. Effective January 1, 2018 the change in fair value of FG VIE liabilities with recourse attributed to instrument specific credit risk (ISCR) is recorded in other comprehensive income (OCI). In addition to non-economic factors, other factors such as: changes in expected losses, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including other-than-temporary impairments (OTTI)), the effects of large settlements, commutations, acquisitions, and the effects of the Company's various loss mitigation strategies, and changes in laws and regulations, among others, may also have a significant effect on reported net income or loss in a given reporting period.

First Quarter 2018

Net income for First Quarter 2018 was $197 million compared with $317 million for the three-month period ended March 31, 2017 (First Quarter 2017). Net income for First Quarter 2017 was higher due primarily to significant gains attributable to the Company's strategic initiatives, including commutation gains and gains on the acquisition of MBIA UK Insurance Limited (MBIA UK) (MBIA UK Acquisition). First Quarter 2018 also had lower net earned premiums, partially offset by lower loss and loss adjustment expenses (LAE) and a lower effective tax rate.

Non-GAAP operating income was $155 million in First Quarter 2018, compared with $273 million in First Quarter 2017. Similar to net income results, non-GAAP operating income in First Quarter 2018 was primarily due to commutation gains and gains related to the purchase of MBIA UK that were recorded in First Quarter 2017, as well as lower net earned premiums in First Quarter 2018, partially offset by lower loss and loss adjustment expenses (LAE) and a lower effective tax rate on non-GAAP operating income in First Quarter 2018.

Shareholders' equity decreased since December 31, 2017 due primarily to share repurchases and unrealized losses on available for sale investment securities recorded in accumulated OCI (AOCI), partially offset by net income. Non-GAAP operating shareholders' equity increased in First Quarter 2018 due primarily to positive non-GAAP operating income, partially offset by share repurchases and dividends. Non-GAAP adjusted book value increased in First Quarter 2018 due primarily to new business production, positive economic loss development and non-GAAP operating income for First Quarter 2018, partially offset by share repurchases and dividends.

Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share all increased in First Quarter 2018, benefited by the repurchase program that has been in place since the beginning of 2013. See "Accretive Effect of Cumulative Repurchases" table below.

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

On the other hand, the persistently low interest rate environment has dampened demand for bond insurance, and provisions in the 2017 Tax Cuts and Jobs Act (Tax Act), such as the termination of advance refunding bonds and the reduction in corporate tax rates, could result in a reduction of supply and make municipal obligations less attractive to certain institutional investors.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2018	First Quarter 2017	Year Ended December 31, 2017
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$61.8	$86.6	$409.5
Total insured	$3.6	$5.2	$23.0
Insured by Assured Guaranty	$2.2	$2.9	$13.5
Number of issues:
New municipal bonds issued	1,674	2,271	10,589
Total insured	258	377	1,637
Insured by Assured Guaranty	119	181	833
Bond insurance market penetration based on:
Par	5.9%	6.0%	5.6%
Number of issues	15.4%	16.6%	15.5%
Single A par sold	21.3%	28.4%	23.3%
Single A transactions sold	53.1%	61.6%	57.3%
$25 million and under par sold	17.9%	19.5%	18.7%
$25 million and under transactions sold	18.1%	19.5%	18.3%
____________________
(1)    Source: Thomson Reuters.

Gross Written Premiums and
New Business Production

	First Quarter
	2018	2017

GWP
Public Finance—U.S.	$33	$51
Public Finance—non-U.S.	39	58
Structured Finance—U.S.	1	1
Structured Finance—non-U.S.	0	1
Total GWP	$73	$111

PVP (1):
Public Finance—U.S.	$35	$52
Public Finance—non-U.S.	26	40
Structured Finance—U.S. (2)	0	5
Structured Finance—non-U.S. (3)	—	2
Total PVP	$61	$99
Gross Par Written (1):
Public Finance—U.S.	$2,004	$3,430
Public Finance—non-U.S.	187	990
Structured Finance—U.S. (2)	11	243
Structured Finance—non-U.S. (3)	—	28
Total gross par written	$2,202	$4,691
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)    Includes capital relief triple-X excess of loss life reinsurance transactions written in First Quarter 2017.

(3)    Relates to reinsurance of aircraft residual value insurance (RVI) policies.

GWP include amounts collected upfront on new business written, the present value of future premiums on new financial guaranty business written (discounted at risk free rates), as well as the effects of changes in the estimated lives of transactions in the inforce book of financial guaranty business. For non-financial guaranty business, GWP is recorded over time as installments are received, while PVP includes future expected installments at the time of issuance. Differences in GWP between First Quarter 2018 and First Quarter 2017 are due to the volume of new business written, which is described below, and to a lesser extent, changes in expected lives.

Excluding one large structured infrastructure financing written in First Quarter 2017, U.S. public finance PVP was consistent with First Quarter 2017, despite a 29% decline in new U.S. municipal bonds issued. First Quarter 2018 was also impacted by the termination of the tax-exempt status of advance refunding bonds under the Tax Act. Assured Guaranty once again guaranteed the majority of insured par issued while maintaining an A- average rating on new business written.

Outside the U.S., the Company generated $26 million of public finance PVP in First Quarter 2018 compared with $40 million in First Quarter 2017. During First Quarter 2018 the Company closed U.K. public-private-partnership and utility transactions in both the primary and secondary markets. This is the tenth consecutive quarter that the Company generated PVP outside the United States. Quarterly business activity in the international infrastructure sector is influenced by typically long lead times and therefore may vary from quarter to quarter. The Company believes its financial guaranty product is competitive with other financing options in certain segments of the infrastructure market.

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

From 2013 through May 4, 2018, the Company has repurchased 85.5 million common shares for approximately $2,367 million. The Board of Directors authorized, on November 1, 2017, an additional $300 million of share repurchases. As of May 4, 2018, $197 million remains available under the share repurchase authorizations. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.51	$21.12
2014	590	24.41	24.17
2015	555	21.00	26.43
2016	306	10.72	28.53
2017	501	12.67	39.57
2018 (First Quarter)	98	2.79	35.20
2018 (April 1 through May 4, 2018)	53	1.43	36.91
Cumulative repurchases since the beginning of 2013	$2,367	85.53	$27.68

Accretive Effect of Cumulative Repurchases (1)

	First Quarter 2018	As of March 31, 2018
	(per share)
Net income	$0.62
Non-GAAP operating income	0.48
Shareholders' equity		$13.52
Non-GAAP operating shareholders' equity		12.83
Non-GAAP adjusted book value		21.87
_________________

(1)	Cumulative repurchases since the beginning of 2013.

On December 21, 2017, the Maryland Insurance Administration approved, and in January 2018 Assured Guaranty Corp. (AGC) repurchased, $200 million in shares of its common stock from its direct parent, Assured Guaranty US Holdings Inc. (AGUS).

The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in First Quarter 2018, AGUS purchased $20 million of Assured Guaranty Municipal

Holdings Inc.'s (AGMH) outstanding Junior Subordinated Debentures. The Company may choose to make additional purchases of this or other Company debt in the future.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade financial guaranty and credit default swap (CDS) contracts with net par of $390 million and $167 million in First Quarter 2018 and First Quarter 2017, respectively.

Alternative Strategies

The Company considers alternative strategies in order to create long-term shareholder value, including through acquisitions, investments and commutations. For example, the Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, or by commuting business that it had previously ceded. These transactions enable the Company to improve its future earnings and deploy some of its excess capital.

Acquisitions. On February 2, 2018, AGC entered into an agreement with Syncora Guarantee Inc. (SGI) to reinsure, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The transaction also includes the commutation of a book of business ceded to SGI by Assured Guaranty Municipal Corp. (AGM). The par value of exposures reinsured and commuted will total approximately $14.5 billion. As consideration for the transaction, at closing, SGI will pay $360 million and assign installment premiums estimated to total $55 million in present value to Assured Guaranty. The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet AGC’s new business underwriting criteria. Additionally, on behalf of SGI, AGC will provide certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing. The transaction is subject to regulatory approval and other closing conditions, and is expected to close by the end of the second quarter or the beginning of the third quarter of 2018.

On January 10, 2017, AGC completed its acquisition of MBIA UK. The acquisition added a total of $12 billion in net par upon acquisition. At acquisition, MBIA UK contributed shareholders' equity of $84 million and non-GAAP adjusted book value of $322 million. For additional information on the MBIA UK Acquisition, see Note 2, Acquisitions, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017.

Commutations. The Company entered into various commutation agreements to reassume previously ceded business that resulted in gains of $1 million in First Quarter 2018 and $73 million in First Quarter 2017, and additional net unearned premium reserve of $4 million in First Quarter 2018 and $18 million in First Quarter 2017. The Company may also in the future enter into new commutation agreements to reassume portions of its remaining ceded business. See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

Alternative Investments. The alternative investments group has been investigating a number of new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies, including, among others, both controlling and non-controlling investments in investment managers.

In February 2018, the Company acquired a minority interest in the holding company of Rubicon Infrastructure Advisors, a full-service investment firm that provides investment banking services within the infrastructure sector. In September 2017, the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs).

In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers.

The Company continues to investigate additional opportunities, but there can be no assurance if or when the Company will find suitable opportunities on appropriate terms.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes that its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation, as illustrated, for example, by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, for example, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated several legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

The Company is currently working with the servicers of some of the residential mortgage-backed securities (RMBS) it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans and so improve the performance of the related RMBS.

    The Company also continues to purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of assets purchased for loss mitigation purposes as of March 31, 2018 (excluding the value of the Company's insurance) was $1,022 million, with a par of $1,606 million (including bonds related to FG VIEs of $42 million in fair value and $225 million in par).

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

Other Events

The Company is evaluating the impact on its business of the referendum held in the U.K on June 23, 2016, in which a majority voted for the UK to exit the EU, known as “Brexit”. Negotiations are ongoing to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. The Company believes that the negotiations are likely to last at least until December 2018. Brexit may impact laws, rules and regulations applicable to the Company’s U.K. subsidiaries and U.K. operations. The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves.

Results of Operations

Estimates and Assumptions

The Company’s condensed consolidated financial statements include amounts that are determined using estimates and assumptions. The actual amounts realized could ultimately be materially different from the amounts currently provided for in the Company’s condensed consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates are expected losses, fair value estimates, OTTI, deferred income taxes, and premium revenue recognition. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s condensed consolidated financial statements.

An understanding of the Company’s accounting policies is of critical importance to understanding its condensed consolidated financial statements. See Part II, Item 8. “Financial Statements and Supplementary Data” of the Company's 2017 Annual Report on Form 10-K for a discussion of the significant accounting policies, the loss estimation process, and the fair value methodologies.

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of investments and FG VIE assets, represented approximately 17% of the total assets that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017. All of the Company's liabilities that are measured at fair value are Level 3. See Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2018	2017
	(in millions)
Revenues:
Net earned premiums	$145	$164
Net investment income	101	122
Net realized investment gains (losses)	(5)	32
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	2	15
Net unrealized gains (losses)	32	39
Net change in fair value of credit derivatives	34	54
Fair value gains (losses) on FG VIEs	4	10
Bargain purchase gain and settlement of pre-existing relationships	—	58
Commutation gains	1	73
Other income (loss)	13	14
Total revenues	293	527
Expenses:
Loss and LAE	(18)	59
Amortization of deferred acquisition costs	5	4
Interest expense	24	24
Other operating expenses	65	68
Total expenses	76	155
Income (loss) before provision for income taxes	217	372
Provision (benefit) for income taxes	20	55
Net income (loss)	$197	$317

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

Net Earned Premiums

	First Quarter
	2018	2017
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$72	$83
Accelerations:
Refundings	46	56
Terminations	6	0
Total accelerations	52	56
Total public finance	124	139
Structured finance(1)
Scheduled net earned premiums and accretion	20	23
Terminations	—	2
Total structured finance	20	25
Other	1	0
Total net earned premiums	$145	$164
____________________

(1)	Excludes $3 million and $4 million for First Quarter 2018 and 2017, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in First Quarter 2018 compared with First Quarter 2017 due primarily to lower accelerations and lower scheduled net earned premiums as a result of the amortizing portfolio. At March 31, 2018, $3.3 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of our contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and have been at historically high levels in recent years due primarily to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Act regarding the termination of advance refunding bonds could result in fewer refundings in the future.

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

Net Investment Income (1)

	First Quarter
	2018	2017
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$75
Income from internally managed securities (1)	28	49
Gross investment income	103	124
Investment expenses	(2)	(2)
Net investment income	$101	$122
____________________

(1)
Net investment income excludes $1 million and $1 million for First Quarter 2018 and 2017, respectively, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

Net investment income for First Quarter 2018 decreased compared to First Quarter 2017 due primarily to the accretion on the Zohar II Notes in First Quarter 2017 prior to the MBIA UK Acquisition date.

The overall pre-tax book yield was 3.75% as of March 31, 2018 and 3.52% as of March 31, 2017, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.14% as of March 31, 2018 compared with 3.16% as of March 31, 2017.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2018	2017
	(in millions)
Gross realized gains on available-for-sale securities	$9	$43
Gross realized losses on available-for-sale securities	(5)	(2)
Net realized gains (losses) on other invested assets	(1)	0
Other-than-temporary impairment	(8)	(9)
Net realized investment gains (losses)	$(5)	$32

Realized gains in First Quarter 2018 were lower compared to First Quarter 2017 due primarily to the gain on sale of the Zohar II Notes exchanged in the MBIA UK Acquisition. OTTI in all periods presented were primarily attributable to securities purchased for loss mitigation purposes.

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

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Changes in expected losses in respect of contracts accounted for as credit derivatives are included in the discussion of “Economic Loss Development” below. In addition, see Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement for information on the valuation of the CDS and Note 8, Contracts Accounted for as Credit Derivatives, for information on the components of the change in fair value of CDS.

During First Quarter 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, the paydown of CDS par, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The increase in the credit given to the primary insurer on one of the Company’s second-to-pay CDS policies was the primary driver of the unrealized fair value gain in the U.S. RMBS sector. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During First Quarter 2017, unrealized fair value gains were generated primarily as a result of CDS terminations and tighter implied spreads. During the quarter the Company agreed to terminate several CDS transactions, which was the primary driver of the unrealized fair value gains in the pooled corporate obligations, and U.S. RMBS sectors. The tighter implied spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. These transactions were pricing at or above their floor levels, therefore when the cost of purchasing CDS protection on AGC and AGM increased, the implied spreads that the Company would expect to receive on these transactions decreased.

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	First Quarter
	2018	2017
	(in millions)
Change in unrealized gains (losses) on credit derivatives:
Before considering implication of the Company’s credit spreads	$53	$32
Resulting from change in the Company’s credit spreads	(21)	7
After considering implication of the Company’s credit spreads	$32	$39

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets relative to pre-financial crisis levels.The higher credit spreads in the fixed income security market are due to the lack of liquidity in the infrastructure finance, trust preferred securities CDOs, and pooled infrastructure markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread
As of March 31, 2018

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(435)	$(199)
50% widening in spreads	(336)	(100)
25% widening in spreads	(286)	(50)
10% widening in spreads	(256)	(20)
Base Scenario	(236)	—
10% narrowing in spreads	(216)	20
25% narrowing in spreads	(186)	50
50% narrowing in spreads	(137)	99
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Financial Guaranty Variable Interest Entities

As of March 31, 2018 and December 31, 2017, the Company consolidated 31 and 32 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating intercompany transactions. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

•
changes in fair value gains (losses) on FG VIE assets and liabilities (effective January 1, 2018 the change in fair value of FG VIE liabilities with recourse attributable to ISCR is recorded in OCI, instead of net income - See Part I, Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information),

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

Effect of Consolidating FG VIEs on Net Income (Loss)

	First Quarter
	2018	2017
	(in millions)
Fair value gains (losses) on FG VIEs (1)	$4	$10
Elimination of insurance and investment balances	2	(3)
Effect on income before tax	6	7
Less: tax provision (benefit)	1	3
Effect on net income (loss)	$5	$4
____________________

(1)
Effective January 1, 2018, as a result of the adoption of Accounting Standards Update 2016-01, the change in fair value of FG VIE liabilities with recourse attributed to ISCR are excluded from the condensed consolidated statements of operations and recorded in OCI. Upon adoption, the Company reclassified approximately $33 million loss, net of tax, from retained earnings to AOCI.

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities, excluding the change in fair value of FG VIE liabilities with recourse attributed to ISCR effective January 1, 2018.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

In connection with the MBIA UK Acquisition in First Quarter 2017, the Company recognized a $56 million bargain purchase gain and a $2 million gain on settlement of pre-existing relationships. See Part I, Item 1, Financial Statements, Note 2, Acquisitions, for additional information.

Commutation Gain

In First Quarter 2018 and First Quarter 2017, the Company recognized commutation gains of $1 million and $73 million, respectively. See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

Other Income (Loss)

Other income (loss) comprises recurring items such as foreign exchange remeasurement gains and losses, fair value gains and losses on CCS, ancillary fees on financial guaranty policies such as commitment and consent, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and certain non-recurring items.

Other Income (Loss)

	First Quarter
	2018	2017
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$22	$10
Loss on extinguishment of debt (2)	(7)	—
Other	(2)	4
Total other income (loss)	$13	$14
 ____________________

(1)	Foreign exchange gains relate primarily to remeasurement of premiums receivable and are due mainly to changes in the exchange rate of the British pound sterling relative to the U.S. dollar.

(2)
In First Quarter 2018, the loss on extinguishment of debt was related to AGUS' purchase of $20 million principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the remaining unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the loss estimation process, approach to projecting losses and the measurement and recognition accounting policies under GAAP for each type of contract, see Part II, Item 8, "Financial Statements and Supplementary Data" of the Company's 2017 Annual Report on Form 10-K:

•	Note 5 for expected loss to be paid,

•	Note 6 for contracts accounted for as insurance,

•	Note 7 for fair value methodologies for credit derivatives and FG VIE assets and liabilities,

•	Note 8 for contracts accounted for as credit derivatives, and

•	Note 9 for consolidated FG VIEs.

The discussion of losses that follows encompasses losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid consists primarily of the present value of future: expected claim and LAE payments, expected recoveries from issuers or excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries/payables for breaches of representations and warranties (R&W) and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

Net Expected Loss to be Paid

	As of March 31, 2018	As of December 31, 2017
	(in millions)
Public finance	$1,050	$1,203
Structured finance
U.S. RMBS	219	73
Other structured finance	29	27
Structured finance	248	100
Total	$1,298	$1,303

Economic Loss Development (Benefit) (1)

	First Quarter
	2018	2017
	(in millions)
Public finance	$(42)	$119
Structured finance:
U.S. RMBS	16	(22)
Other structured finance	2	(50)
Structured finance	18	(72)
Total	$(24)	$47
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

First Quarter 2018 Net Economic Loss Development

The total economic benefit of $24 million in First Quarter 2018 was primarily related to the public finance sector, offset in part by deterioration in certain structured finance transactions. The risk-free rates for U.S. dollar denominated obligations used to discount expected losses ranged from 0.0% to 3.11% with a weighted average of 2.82% as of March 31, 2018 and 0.0% to 2.78% with a weighted average of 2.38% as of December 31, 2017. The effect of changes in the risk-free rates used to discount expected losses was a benefit of $6 million in First Quarter 2018.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $6.6 billion as of March 31, 2018 compared with $7.1 billion as of December 31, 2017. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2018 will be $1,007 million, compared with $1,157 million as of December 31, 2017. Economic benefit in First Quarter 2018 was $39 million, which was primarily attributable to the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The economic loss development attributable to U.S. RMBS was $16 million and was mainly related to lower excess spread, partially offset by the improvement in liquidation rates for certain delinquency categories in first and second lien transactions.

Other Structured Finance Economic Loss Development: The economic loss development attributable to structured finance (excluding U.S. RMBS) was $2 million.

See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid for additional information.

First Quarter 2017 Net Economic Loss Development

Total economic loss of $47 million in First Quarter 2017 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 3.14% with a weighted average of 2.65% as of March 31, 2017 and 0.0% to 3.23% with a weighted average of 2.73% as of December 31, 2016. The effect of changes in the risk-free rates used to discount expected losses was a loss of $11 million in First Quarter 2017.

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

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $22 million and was due mainly to lower delinquency rates in certain home equity lines of credit (HELOC) transactions, a benefit from terminating certain transactions and the favorable outcome of the dismissal of an interpleader complaint against the Company.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $50 million, due primarily to a benefit from a litigation settlement related to two triple-X transactions.

Loss and LAE (Financial Guaranty Insurance Contracts)

The primary differences between net economic loss development, on the one hand, and the amount reported as loss and LAE in the condensed consolidated statements of operations, on the other hand, are that loss and LAE:

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

For financial guaranty insurance contracts each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the condensed consolidated statements of operations for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in a business combination generally have the largest deferred premium revenue balances because of the purchase accounting fair value adjustments made at acquisition. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to these policies.

The amount of loss and LAE recognized in the condensed consolidated statements of operations for financial guaranty contracts accounted for as insurance is dependent on the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis.

While expected loss to be paid is an important liquidity measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of loss and LAE that will be recognized in future periods as deferred premium revenue amortizes into income in the condensed consolidated statements of operations for financial guaranty insurance policies.

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations. Amounts presented are net of reinsurance.

Loss and LAE Reported
on the Condensed Consolidated Statements of Operations

	Loss (Benefit)
	First Quarter
	2018	2017
	(in millions)
Public finance	$(29)	$109
Structured finance:
U.S. RMBS	22	(9)
Other structured finance	(5)	(39)
Structured finance	17	(48)
Total insurance contracts before FG VIE consolidation	(12)	61
Gain (loss) related to FG VIE consolidation	(6)	(2)
Total loss and LAE (1)	$(18)	$59
____________________

(1)	Excludes credit derivative loss of $1 million and benefit $18 million for First Quarter 2018 and First Quarter 2017.

Loss and LAE in First Quarter 2018 was a benefit and was mainly driven by the reduction of loss reserves on the City of Hartford exposure, partially offset by higher losses on RMBS exposures. Loss and LAE in First Quarter 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures partially offset by a benefit in certain structured finance transactions from a litigation settlement.

For additional information on the expected timing of net expected losses to be expensed see Part I, Item 1, Financial Statements, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	First Quarter
	2018	2017
	(dollars in millions)
Total provision (benefit) for income taxes	$20	$55
Effective tax rate	9.3%	14.7%

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2018 compared with 35% in 2017, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries, which consist of Assured Guaranty Re Ltd. (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO), and Cedar Personnel Ltd., unless subject to U.S tax by election or as a U.S. controlled foreign corporation. Assured Guaranty (Europe) plc (AGE), the Company’s U.K. subsidiary, had previously elected under U.S. Internal Revenue Code Section 953(d) to be taxed as a U.S. company. In January 2017, AGE filed a request with the U.S. Internal Revenue Service (IRS) to revoke the election, which was approved in May 2017. As a result of the revocation of the Section 953(d) election, AGE is no longer be liable to pay future U.S. taxes beginning in 2017. The non-taxable book to tax differences were mostly consistent compared with the prior period with the exception of the release of $7 million of tax reserves on uncertain tax positions in the First Quarter 2018 due to the closing of the 2013 audit year, and the benefit on bargain purchase gain from the MBIA UK Acquisition in First Quarter 2017.

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

2) Elimination of non-credit-impairment unrealized fair value gains (losses) on credit derivatives that are recognized in net income, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, the Company's credit spreads, and other market factors and are not expected to result in an economic gain or loss.

3) Elimination of fair value gains (losses) on the Company’s CCS that are recognized in net income. Such amounts are affected by changes in market interest rates, the Company's credit spreads, price indications on the Company's publicly traded debt, and other market factors and are not expected to result in an economic gain or loss.

4) Elimination of foreign exchange gains (losses) on remeasurement of net premium receivables and loss and LAE reserves that are recognized in net income. Long-dated receivables and loss and LAE reserves represent the present value of future contractual or expected cash flows. Therefore, the current period’s foreign exchange remeasurement gains (losses) are not necessarily indicative of the total foreign exchange gains (losses) that the Company will ultimately recognize.

5) Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

 Reconciliation of Net Income (Loss)
to Non-GAAP Operating Income

	First Quarter
	2018	2017
	(in millions)
Net income (loss)	$197	$317
Less pre-tax adjustments:
Realized gains (losses) on investments	(5)	32
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	30	25
Fair value gains (losses) on CCS	(1)	(2)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	22	10
Total pre-tax adjustments	46	65
Less tax effect on pre-tax adjustments	(4)	(21)
Non-GAAP operating income	$155	$273

Gain (loss) related to FG VIE consolidation (net of tax provision of $1 and $2 included in non-GAAP operating income	$5	$5

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of March 31, 2018		As of December 31, 2017
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,784	$59.67	$6,839	$58.95
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(116)	(1.02)	(146)	(1.26)
Fair value gains (losses) on CCS	58	0.52	60	0.52
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	307	2.71	487	4.20
Less taxes	(57)	(0.51)	(83)	(0.71)
Non-GAAP operating shareholders’ equity	6,592	57.97	6,521	56.20
Pre-tax adjustments:
Less: Deferred acquisition costs	100	0.88	101	0.87
Plus: Net present value of estimated net future revenue	140	1.23	146	1.26
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,899	25.50	2,966	25.56
Plus taxes	(497)	(4.37)	(512)	(4.41)
Non-GAAP adjusted book value	$9,034	$79.45	$9,020	$77.74

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax provision of $2 and $2)	$8	$0.06	5	0.03

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $3 and $3)	$(12)	$(0.10)	(14)	(0.12)

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

Reconciliation of GWP to PVP

	First Quarter 2018					First Quarter 2017
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$33	$39	$1	$0	$73	$51	$58	$1	$1	$111
Less: Installment GWP and other GAAP adjustments(1)	(2)	23	1	0	22	(1)	56	1	(1)	55
Upfront GWP	35	16	—	—	51	52	2	—	2	56
Plus: Installment premium PVP	—	10	0	—	10	—	38	5	—	43
PVP	$35	$26	$0	$—	$61	$52	$40	$5	$2	$99
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

Insured Portfolio

Financial Guaranty Exposure

The following tables present the insured financial guaranty portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding. These amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of March 31, 2018 and December 31, 2017, the Company excluded $2.0 billion and $2.0 billion, respectively, of net par attributable to loss mitigation strategies. See Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure, for additional information.

Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2018		As of December 31, 2017
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$86,633	A-	$90,705	A-
Tax backed	43,261	A-	44,350	A-
Municipal utilities	31,609	A-	32,357	A-
Transportation	16,309	A-	17,030	A-
Healthcare	7,977	A	8,763	A
Higher education	7,607	A-	8,195	A
Infrastructure finance	4,234	BBB+	4,216	BBB+
Housing revenue	1,324	BBB+	1,319	BBB+
Investor-owned utilities	502	A-	523	A-
Other public finance—U.S.	1,881	A	1,934	A
Total public finance—U.S.	201,337	A-	209,392	A-
Non-U.S.:
Infrastructure finance	18,553	BBB	18,234	BBB
Regulated utilities	17,112	BBB+	16,689	BBB+
Pooled infrastructure	1,577	AAA	1,561	AAA
Other public finance	6,505	A	6,438	A
Total public finance—non-U.S.	43,747	BBB+	42,922	BBB+
Total public finance	245,084	A-	252,314	A-
Structured finance:
U.S.:
RMBS	4,678	BBB-	4,818	BBB-
Insurance securitizations	1,445	A+	1,449	A+
Consumer receivables	1,408	A-	1,590	A-
Financial products	1,361	AA-	1,418	AA-
Pooled corporate obligations	1,217	A+	1,347	A
Other structured finance—U.S.	572	A	602	A
Total structured finance—U.S.	10,681	A-	11,224	BBB+
Non-U.S.:
RMBS	637	A-	637	A-
Pooled corporate obligations	126	A	157	A+
Other structured finance	561	A	620	A
Total structured finance—non-U.S.	1,324	A	1,414	A
Total structured finance	12,005	A-	12,638	A-
Total net par outstanding	$257,089	A-	$264,952	A-

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating

	As of March 31, 2018		As of December 31, 2017
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$5,377	2.1%	$5,392	2.1%
AA	31,320	12.2	34,212	12.9
A	131,050	51.0	134,396	50.7
BBB	77,743	30.2	78,714	29.7
BIG	11,599	4.5	12,238	4.6
Total net par outstanding	$257,089	100.0%	$264,952	100.0%

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of March 31, 2018, all of which was rated BIG. Puerto Rico experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. More recently, Hurricane Maria created additional challenges for Puerto Rico. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR). Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

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

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico
As of March 31, 2018

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding (2)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (3)	$670	$343	$407	$(1)	$1,419	$1,469
Puerto Rico Public Buildings Authority (PBA)	9	141	0	(9)	141	146
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (3)	252	511	204	(85)	882	913
PRHTA (Highway revenue) (3)	358	93	44	—	495	556
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	17	1	—	18	18
Other Public Corporations
Puerto Rico Electric Power Authority (PREPA) (3)	547	73	233	—	853	870
PRASA	—	284	89	—	373	373
MFA	221	54	85	—	360	416
Puerto Rico Sales Tax Financing Corporation (COFINA) (3)	264	—	9	—	273	273
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$2,321	$1,669	$1,072	$(95)	$4,967	$5,187
 ___________________

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

(3)	As of the date of this filing, the seven-member federal financial oversight board established by PROMESA has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of March 31, 2018

	Scheduled Net Par Amortization
	2018 (2Q)	2018 (3Q)	2018 (4Q)	2019	2020	2021	2022	2023 - 2027	2028 - 2032	2033 - 2037	2038 - 2042	2043 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$78	$0	$87	$141	$15	$37	$279	$215	$567	$—	$—	$1,419
PBA	—	—	—	3	5	13	0	64	16	40	—	—	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	38	—	32	25	18	28	120	157	279	185	—	882
PRHTA (Highway revenue)	—	20	—	21	22	35	6	100	112	179	—	—	495
PRCCDA	—	—	—	—	—	—	—	19	24	109	—	—	152
PRIFA	—	2	—	—	—	—	—	2	—	—	14	—	18
Other Public Corporations
PREPA	—	5	—	26	48	28	28	467	238	13	—	—	853
PRASA	—	—	—	—	—	—	—	81	29	—	2	261	373
MFA	—	57	—	55	45	40	40	102	21	—	—	—	360
COFINA	0	0	0	(1)	(1)	(1)	(2)	(5)	(1)	30	252	2	273
U of PR	—	0	—	0	0	0	0	0	1	0	—	—	1
Total	$0	$200	$0	$223	$285	$148	$137	$1,229	$812	$1,217	$453	$263	$4,967

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of March 31, 2018

	Scheduled Net Debt Service Amortization
	2018 (2Q)	2018 (3Q)	2018 (4Q)	2019	2020	2021	2022	2023 - 2027	2028 - 2032	2033 - 2037	2038 - 2042	2043 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$114	$0	$156	$206	$74	$94	$536	$396	$649	$—	$—	$2,225
PBA	—	4	—	10	12	20	6	92	31	45	—	—	220
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	0	61	—	76	67	59	68	301	300	372	210	—	1,514
PRHTA (Highway revenue)	—	33	—	47	46	58	27	186	182	203	—	—	782
PRCCDA	—	3	—	7	7	7	7	54	55	121	—	—	261
PRIFA	—	2	—	1	1	1	1	6	4	3	16	—	35
Other Public Corporations
PREPA	3	22	3	65	87	63	62	588	273	15	—	—	1,181
PRASA	—	10	—	19	19	19	19	172	99	68	69	314	808
MFA	—	67	—	70	58	50	48	123	22	—	—	—	438
COFINA	0	6	0	13	13	13	13	70	74	96	307	2	607
U of PR	—	0	—	0	0	0	0	0	1	0	—	—	1
Total	$3	$322	$3	$464	$516	$364	$345	$2,128	$1,437	$1,572	$602	$316	$8,072

Financial Guaranty Exposure to U.S. Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of March 31, 2018, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 23% of total BIG net par outstanding. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of March 31, 2018

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
AAA	$4	$153	$24	$1,225	$0	$1,406
AA	24	159	30	245	—	458
A	0	—	0	75	0	75
BBB	2	—	—	68	4	74
BIG	112	478	56	1,025	995	2,666
Total exposures	$143	$790	$109	$2,638	$998	$4,678

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2018

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$18	$36	$12	$797	$47	$910
2005	70	259	26	153	205	713
2006	55	56	19	558	291	978
2007	—	439	53	1,061	455	2,007
2008	—	—	—	69	—	69
Total exposures	$143	$790	$109	$2,638	$998	$4,678

Financial Guaranty Exposure to the U.S. Virgin Islands

See Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty reinsurance in transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are all rated investment grade internally.

Non-Financial Guaranty Exposure

	As of March 31, 2018		As of December 31, 2017
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Capital relief triple-X life reinsurance (1)	$809	$705	$773	$675
Reinsurance on aircraft RVI policies	201	140	201	140
____________________

(1)	The capital relief triple-X life reinsurance net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

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

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. These reinsurers are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers post collateral on terms negotiated with the Company. The total collateral posted by all non-affiliated reinsurers as of March 31, 2018 was approximately $105 million.

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

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries, purchase outstanding Company debt or, in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “—Distributions From Subsidiaries” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	First Quarter
	2018	2017
	(in millions)
Intercompany sources (uses):
Distributions to AGL from:
AG Re	$40	$40
AGUS	78	175
Distributions to AGUS from:
AGC (1)	252	28
AGMH	50	73
Distributions to AGMH from:
AGM	73	79
External sources (uses):
Dividends paid to AGL shareholders	(18)	(19)
Repurchases of common shares(2)	(100)	(216)
Interest paid by AGMH and AGUS(3)	(21)	(8)
Purchase of AGMH's debt by AGUS	(19)	—
____________________

(1)	Includes repurchase of $200 million in shares of its common stock from its direct parent, AGUS, in 2018.

(2)	See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about share repurchases and authorizations.

(3)	See Long-Term Obligations below for interest paid by subsidiary.

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

Dividend restrictions by insurance company subsidiaries are as follows:

•
The maximum amount available during 2018 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $176 million, of which nothing is estimated to be available for distribution in the second quarter of 2018.

•
The maximum amount available during 2018 for AGC to distribute as ordinary dividends is approximately $133 million, of which approximately $25 million is available for distribution in the second quarter of 2018.

•
The maximum amount available during 2018 for MAC to distribute as dividends to Municipal Assurance Holdings Inc. (MAC Holdings), which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $28 million, of which approximately $16 million is available for distribution in the second quarter of 2018.

•
Based on the applicable law and regulations, in 2018 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $324 million as of March 31, 2018. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2018, AG Re had unencumbered assets of approximately $505 million.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2017, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. In 2016, the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of March 31, 2018, $60 million remained outstanding.

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

Cash and Investments

As of March 31, 2018, AGL had $35 million in cash and short-term investments. AGUS and AGMH had a total of $357 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $148 million in fixed-maturity securities (excluding AGUS' investment in AGMH's debt) with weighted average duration of 0.25 years.

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	operating expenses,

•	claims on the insured portfolio,

•	dividends or other distributions to AGL, AGUS and/or AGMH, as applicable,

•	posting of collateral in connection with reinsurance and credit derivative transactions,

•	reinsurance premiums,

•	principal of and, where applicable, interest on surplus notes, and

•	capital investments in their own subsidiaries, where appropriate.

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

Claims (Paid) Recovered

	First Quarter
	2018	2017

Public finance	$(111)	$(25)
Structured finance:
U.S. RMBS	130	13
Other structured finance	0	(10)
Structured finance	130	3
Claims (paid) recovered, net of reinsurance(1)	$19	$(22)
____________________

(1)	Includes $1 million paid and $3 million paid for consolidated FG VIEs for First Quarter 2018 and 2017, respectively.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.0 billion, all of which is rated BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment, exacerbated by the impact of hurricane Maria in September 2017. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities do not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $846 million as of March 31, 2018. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At March 31, 2018, approximately $1.6 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation for $333 million of the CDS insured by AGC requires AGC to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of March 31, 2018, AGC was posting $1 million of collateral to satisfy these requirements and the maximum posting requirement was $300 million.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	First Quarter
	2018	2017
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$25	$97
Effect of FG VIE consolidation	2	5
Net cash flows provided by (used in) operating activities - reported	27	102
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	95	168
Effect of FG VIE consolidation	31	43
Net cash flows provided by (used in) investing activities - reported	126	211
Net cash flows provided by (used in) financing activities before effects of FG VIE consolidation	(148)	(246)
Effect of FG VIE consolidation	(33)	(48)
Net cash flows provided by (used in) financing activities - reported (1)	(181)	(294)
Effect of exchange rate changes	1	2
Cash and restricted cash at beginning of period	144	127
Total cash and restricted cash at the end of the period	$117	$148
____________________

(1)
Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIE liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from consolidated FG VIEs, cash inflows from operating activities decreased in First Quarter 2018 compared with First Quarter 2017 due primarily to lower commutation premiums received, lower premium collections, and higher interest and tax payments, which were partially offset by lower net claim payments.

Investing activities were primarily net sales (purchases) of fixed-maturity and short-term investment securities acquisitions, and paydowns on FG VIE assets.

Financing activities consisted primarily of share repurchases, which were $100 million and $216 million in First Quarter 2018 and First Quarter 2017, respectively, and paydowns of FG VIE liabilities.

From April 1, 2018 through May 4, 2018, the Company repurchased an additional $53 million of common shares. As of May 4, 2018, the Company had remaining authorization to purchase common shares of $197 million. For more information about the Company's share repurchases and authorizations, see Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2017.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of March 31,	As of December 31,	First Quarter
	2018	2017	2018	2017
	(in millions)
AGUS	$850	$850	$14	$1
AGMH	730	730	7	7
AGM	6	6	0	0
Purchased debt (1)	(48)	(28)	—	—
Total	$1,538	$1,558	$21	$8
 ____________________

(1)	In First Quarter 2018, AGUS purchased $20 million principal amount of Junior Subordinated Debentures issued by AGMH.

Issued by AGUS:

7% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7% Senior Notes due 2034 for net proceeds of $197 million. Although the coupon on the Senior Notes is 7%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge. The notes are redeemable, in whole or in part at their principal amount plus accrued and unpaid interest at the date of redemption or, if greater, the make-whole redemption price.

5% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 for net proceeds of $495 million. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of common shares of AGL. The notes are redeemable, in whole or in part at their principal amount plus accrued and unpaid interest at the date of redemption or, if greater, the make-whole redemption price.

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

The Company’s fixed-maturity securities and short-term investments had a duration of 4.8 years as of March 31, 2018 and 5.3 years as of December 31, 2017. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Part I, Item 1, Financial Statements, Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of March 31, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,323	$5,474	$5,504	$5,760
U.S. government and agencies	265	275	272	285
Corporate securities	1,911	1,924	1,973	2,018
Mortgage-backed securities(1):
RMBS	857	849	852	861
Commercial mortgage-backed securities (CMBS)	561	559	540	549
Asset-backed securities	721	889	730	896
Non-U.S. government securities	331	327	316	305
Total fixed-maturity securities	9,969	10,297	10,187	10,674
Short-term investments	751	751	627	627
Total fixed-maturity and short-term investments	$10,720	$11,048	$10,814	$11,301
 ____________________

(1)	U.S. government-agency obligations were approximately 42% of mortgage backed securities as of March 31, 2018 and 39% as of December 31, 2017, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of March 31, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$988	$(15)	$260	$(12)	$1,248	$(27)
U.S. government and agencies	62	0	17	(1)	79	(1)
Corporate securities	692	(14)	226	(18)	918	(32)
Mortgage-backed securities:
RMBS	350	(11)	203	(17)	553	(28)
CMBS	222	(3)	78	(4)	300	(7)
Asset-backed securities	55	(1)	3	0	58	(1)
Non-U.S. government securities	21	0	119	(13)	140	(13)
Total	$2,390	$(44)	$906	$(65)	$3,296	$(109)
Number of securities (1)		716		244		944
Number of securities with OTTI (1)		20		16		35

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	0	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	0	80	(3)	109	(3)
Asset-backed securities	48	0	3	0	51	0
Non-U.S. government securities	20	0	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities(1)		244		264		499
Number of securities with OTTI(1)		17		15		31
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2018, 27 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of March 31, 2018 was $25 million. As of December 31, 2017, of the securities in an unrealized loss position for 12 months or more, 28 securities had unrealized losses greater than 10% of book value with an unrealized loss of $27 million. The Company has determined that the unrealized losses recorded as of March 31, 2018 and December 31, 2016 were yield related and not the result of OTTI.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2018

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$274	$272
Due after one year through five years	1,438	1,467
Due after five years through 10 years	2,345	2,378
Due after 10 years	4,494	4,772
Mortgage-backed securities:
RMBS	857	849
CMBS	561	559
Total	$9,969	$10,297

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2018 and December 31, 2017. Ratings reflect the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of March 31, 2018	As of December 31, 2017
AAA	14.0%	14.3%
AA	52.9	52.4
A	18.4	18.9
BBB	3.4	3.4
BIG(1)	10.8	10.5
Not rated	0.5	0.5
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Part I, Item I, Financial Statements, Note 10, Investments and Cash, for additional information.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted total $264 million and $287 million, as of March 31, 2018 and December 31, 2017, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,689 million and $1,677 million, based on fair value, as of March 31, 2018 and December 31, 2017, respectively.

In First Quarter 2018, the Company terminated all of the CDS contracts with a counterparty as to which it had collateral posting obligations, and the collateral that the Company had been posting to that counterparty was all returned to the Company. See Part I, Item I, Financial Statements, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

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

As of March 31, 2018, approximately 36.9% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S. Although AGMH no longer holds any ownership interest in FSAM or the GIC issuers, AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated.

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

As of March 31, 2018, the aggregate accreted GIC balance was approximately $1.4 billion, compared with approximately $10.2 billion as of December 31, 2009. As of March 31, 2018, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.6 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of March 31, 2018 the commitment totaled $1.1 billion, of which approximately $0.7 billion was drawn. The agreement requires the commitment remain in place, generally until the GICs have been paid in full.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. As of March 31, 2018, FSA Global Funding Limited had approximately $288 million of medium term notes outstanding.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the market risks that the Company is exposed to since December 31, 2017.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on their evaluation as of March 31, 2018 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, and in Part I, Item 1, Financial Statements, Note 14, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. There were no material developments to such proceedings during the three months ended March 31, 2018.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the three months ended March 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31	727,377	$34.39	726,941	$322,872,965
February 1 - February 28	986,669	$35.72	645,267	$299,685,467
March 1 - March 31	1,415,728	$35.28	1,415,728	$249,741,354
Total	3,129,774	$35.21	2,787,936
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through May 4, 2018, the Company has repurchased a total of 85.5 million common shares for approximately $2,367 million, excluding commissions, at an average price of $27.68 per share. The Board of Directors authorized, on November 1, 2017, an additional $300 million of share repurchases. As of May 4, 2018, $197 million of total capacity remained from the existing Board of Directors share repurchase authorizations, on a settlement basis.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

The following exhibits are filed with this report:

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
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2018 and 2017 (iv) Condensed Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2018 (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 4, 2018	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)