Form 10-Q
period 2018-06-30
ASSURED GUARANTY LTD
filed 2018-08-02
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of July 30, 2018 was 108,387,058 (includes 51,746 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of June 30, 2018	As of December 31, 2017
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,957 and $10,187)	$10,225	$10,674
Short-term investments, at fair value	911	627
Other invested assets	102	94
Total investment portfolio	11,238	11,395
Cash	185	144
Premiums receivable, net of commissions payable	932	915
Ceded unearned premium reserve	66	119
Deferred acquisition costs	102	101
Salvage and subrogation recoverable	425	572
Financial guaranty variable interest entities’ assets, at fair value	627	700
Other assets	557	487
Total assets	$14,132	$14,433
Liabilities and shareholders’ equity
Unearned premium reserve	$3,635	$3,475
Loss and loss adjustment expense reserve	1,327	1,444
Long-term debt	1,264	1,292
Credit derivative liabilities	258	271
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	571	627
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	108	130
Other liabilities	335	355
Total liabilities	7,498	7,594
Commitments and contingencies (see Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 109,614,214 and 116,020,852 shares issued and outstanding)	1	1
Additional paid-in capital	321	573
Retained earnings	6,159	5,892
Accumulated other comprehensive income, net of tax of $49 and $89	152	372
Deferred equity compensation	1	1
Total shareholders’ equity	6,634	6,839
Total liabilities and shareholders’ equity	$14,132	$14,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Net earned premiums	$136	$162	$281	$326
Net investment income	99	101	200	223
Net realized investment gains (losses):
Other-than-temporary impairment losses	(4)	(2)	(15)	(3)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	(1)	5	(4)	13
Net impairment loss	(3)	(7)	(11)	(16)
Other net realized investment gains (losses)	1	22	4	63
Net realized investment gains (losses)	(2)	15	(7)	47
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	1	5	3	20
Net unrealized gains (losses)	47	(11)	79	28
Net change in fair value of credit derivatives	48	(6)	82	48
Fair value gains (losses) on financial guaranty variable interest entities	2	12	6	22
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58
Commutation gains (losses)	(18)	—	(17)	73
Other income (loss)	(44)	24	(31)	38
Total revenues	221	308	514	835
Expenses
Loss and loss adjustment expenses	44	72	26	131
Amortization of deferred acquisition costs	4	4	9	8
Interest expense	24	25	48	49
Other operating expenses	62	57	127	125
Total expenses	134	158	210	313
Income (loss) before income taxes	87	150	304	522
Provision (benefit) for income taxes
Current	6	(5)	(31)	46
Deferred	6	2	63	6
Total provision (benefit) for income taxes	12	(3)	32	52
Net income (loss)	$75	$153	$272	$470

Earnings per share:
Basic	$0.67	$1.26	$2.39	$3.81
Diluted	$0.67	$1.24	$2.37	$3.76
Dividends per share	$0.16	$0.1425	$0.32	$0.285

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$75	$153	$272	$470
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(2), $30, $(31) and $53	(64)	62	(186)	106
Investments with other-than-temporary impairment, net of tax provision (benefit) of $1, $23, $(2) and $51	6	46	(5)	96
Unrealized holding gains (losses) arising during the period, net of tax	(58)	108	(191)	202
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $0, $5, $(2) and $26	(1)	9	(4)	48
Change in net unrealized gains (losses) on investments	(57)	99	(187)	154

Net unrealized gains (losses) arising during the period on financial guaranty variable interest entities' liabilities with recourse attributable to changes in instrument-specific credit risk, net of tax provision (benefit) of $1 and $0 (see Note 1)	3	—	(1)	—
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $0 and $(1)	(1)	—	(3)	—
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse	4	—	2	—

Other, net of tax provision	(9)	10	(3)	12
Other comprehensive income (loss)	(62)	$109	(188)	$166
Comprehensive income (loss)	$13	$262	$84	$636

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Six Months Ended June 30, 2018

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839
Net income	—	—	—	272	—	—	272
Dividends ($0.32 per share)	—	—	—	(37)	—	—	(37)
Common stock repurchases	(6,951,126)	0	(250)	—	—	—	(250)
Share-based compensation and other	544,488	0	(2)	—	—	—	(2)
Other comprehensive loss	—	—	—	—	(188)	—	(188)
Effect of adoption of ASU 2016-01 (see Note 1)	—	—	—	32	(32)	—	—
Balance at June 30, 2018	109,614,214	$1	$321	$6,159	$152	$1	$6,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six Months Ended June 30,
	2018	2017
Net cash flows provided by (used in) operating activities	$444	$198
Investing activities
Fixed-maturity securities:
Purchases	(879)	(1,143)
Sales	592	778
Maturities	533	462
Net sales (purchases) of short-term investments	(304)	20
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	60	81
Acquisition of MBIA UK Insurance Limited, net of cash acquired	—	95
Other	(16)	68
Net cash flows provided by (used in) investing activities	(14)	361
Financing activities
Dividends paid	(37)	(36)
Repurchases of common stock	(250)	(351)
Repurchases of common stock to pay withholding taxes	(13)	(12)
Net paydowns of financial guaranty variable interest entities’ liabilities	(61)	(86)
Paydown of long-term debt	(24)	(6)
Proceeds from option exercises	1	3
Net cash flows provided by (used in) financing activities	(384)	(488)
Effect of foreign exchange rate changes	(1)	3
Increase (decrease) in cash and restricted cash	45	74
Cash and restricted cash at beginning of period (see Note 10)	144	127
Cash and restricted cash at end of period (see Note 10)	$189	$201
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$39	$(7)
Interest	$57	$45

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2018

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and, in the opinion of management, reflect all material adjustments that are of a normal recurring nature, necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of June 30, 2018 and cover the three-month period ended June 30, 2018 (Second Quarter 2018), the three-month period ended June 30, 2017 (Second Quarter 2017), the six-month period ended June 30, 2018 (Six Months 2018) and the six-month period ended June 30, 2017 (Six Months 2017). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end balance sheet data was derived from audited financial statements.

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

The Company's principal insurance company subsidiaries are:

•	Assured Guaranty Municipal Corp. (AGM), domiciled in New York;

•	Municipal Assurance Corp. (MAC), domiciled in New York;

•	Assured Guaranty Corp. (AGC), domiciled in Maryland;

•	Assured Guaranty (Europe) plc (AGE), organized in the U.K.;

•	Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda; and

•	Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

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

Adopted Accounting Standards

Financial Instruments

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU are intended to make targeted improvements to GAAP by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amendments under this ASU apply to the Company's financial guaranty variable interest entities (FG VIE) liabilities, which the Company has historically elected to measure through the statement of operations under the fair value option, and to certain equity securities in the Company’s investment portfolio.

For FG VIEs' liabilities with recourse, the portion of the change in fair value caused by changes in instrument-specific credit risk (ISCR) (i.e. in the case of FG VIE liabilities, the Company's own credit risk) must now be separately presented in other comprehensive income (OCI) as opposed to the statement of operations. See Note 9, Consolidated Variable Interest Entities for additional information.

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

Effective January 1, 2018, the Company adopted this ASU with a cumulative-effect adjustment to the statement of financial position as of January 1, 2018. This resulted in a reclassification of a $32 million loss, net of tax, from retained earnings to accumulated OCI (AOCI). See Note 17, Shareholders' Equity, for additional information.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which removed the prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Under the ASU, the selling (transferring) entity is required to recognize a current income tax expense or benefit upon transfer of the asset.  Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  The ASU is applied on a modified retrospective basis (i.e. by recording a cumulative effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted). The ASU was adopted on January 1, 2018 with no material effect on the condensed consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Subsequent to the issuance of this ASU, Topic 842 was amended by various updates that clarified the impact and implementation of ASU 2016-02. Collectively, these updates will require lessees to present right-of-use assets and lease liabilities on the balance sheet.  The Company currently accounts for its lease agreements, where the Company is the lessee, as operating leases and, therefore, does not record these leases on its condensed consolidated balance sheets.  While the Company is still evaluating the impact of adopting Topic 842 on its condensed consolidated financial statements, including the practical expedients it may elect at adoption and the determination of the incremental borrowing rate, the analysis conducted to date indicates that there will be an increase in assets and liabilities on the Company’s condensed consolidated balance sheets as a result of the right-of-use assets and lease liabilities that will be recorded upon adoption, primarily related to Company’s office space leases.  These updates will be applied using a modified retrospective approach and are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company intends to adopt these updates on January 1, 2019.

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The amendments in this ASU are intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions will be required to use forward-looking information to better inform their credit loss estimates as a result of the ASU. While many of the loss estimation techniques applied today will still be permitted, the inputs to those techniques will change to reflect the full amount of expected credit losses. The ASU requires enhanced disclosures to help investors and other financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as credit quality and underwriting standards of an organization’s portfolio.

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

The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For reinsurance recoverables, premiums receivable and debt instruments such as loans and held to maturity securities, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted.  The changes to the impairment model for available-for-sale securities and changes to purchased financial assets with credit deterioration are to be applied prospectively.  The Company is evaluating the effect that this ASU will have on its condensed consolidated financial statements.

2.	Assumption of Insured Portfolio and Business Combinations

Reinsurance of Syncora Guarantee Inc.’s Insured Portfolio

On June 1, 2018, AGC closed a reinsurance transaction with Syncora Guarantee Inc. (SGI) (SGI Transaction) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The SGI Transaction also included the commutation of a book of business previously ceded to SGI by AGM . The net par value of exposures reinsured and commuted totaled approximately $12 billion (including CDS net par of approximately $1.5 billion). The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet AGC’s underwriting criteria. As consideration, SGI paid $363 million and assigned to Assured Guaranty financial guaranty future insurance installment premiums of $45 million, and future credit derivative installments of approximately $17 million. The assumed portfolio from SGI includes below-investment-grade (BIG) contracts with expected losses to be paid of $131 million (present value basis using risk free rates), which will be expensed over the expected terms of those contracts as unearned premium reserve amortizes. In connection with the SGI Transaction, the Company incurred and expensed $4 million in fees to professional advisors. The effect of the SGI Transaction on the insurance and credit derivative balances as of June 1, 2018 is summarized below:

Effect of SGI Transaction

	Commutation	Assumed	Total
	(in millions)
Cash	$20	$343	$363

Premiums receivable/payable, net of commissions	$16	$45	$61
Unearned premium reserve, net	(56)	(319)	(375)
Credit derivative liability, net	—	(68)	(68)
Other	2	(1)	1
Impact to net assets (liabilities)	$(38)	$(343)	$(381)

Commutation loss	$18	$—	$18

Additionally, beginning on June 1, 2018, on behalf of SGI, AGC began providing certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing.

MBIA UK Insurance Limited

AGC completed its acquisition of MBIA UK Insurance Limited (MBIA UK), the U.K. operating subsidiary of MBIA Insurance Corporation (MBIA) (the MBIA UK Acquisition) on January 10, 2017 (the MBIA UK Acquisition Date). As consideration for the outstanding shares of MBIA UK plus $23 million in cash, AGC exchanged all its holdings of notes issued in the Zohar II 2005-1 transaction (Zohar II Notes), which were insured by MBIA. AGC’s Zohar II Notes had total outstanding principal of approximately $347 million and fair value of $334 million as of the MBIA UK Acquisition Date. The MBIA UK Acquisition added approximately $12 billion of net par insured on January 10, 2017. In connection with the MBIA UK Acquisition in the first quarter of 2017, the Company recognized a $56 million bargain purchase gain and a $2 million gain on settlement of pre-existing relationships.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (6/26/18)	AA+ (stable) (1/23/18)	A2 (stable) (5/7/18)	—
AGC	AA (stable) (6/26/18)	AA (stable) (12/1/17)	(1)	—
MAC	AA (stable) (6/26/18)	AA+ (stable) (7/12/18)	—	—
AG Re	AA (stable) (6/26/18)	—	—	—
AGRO	AA (stable) (6/26/18)	—	—	A+ (stable) (7/13/18)
AGE	AA (stable) (6/26/18)	—	A2 (stable) (5/7/18)	—
AGUK	AA (stable) (6/26/18)	—	(1)	—
AGLN	BB (positive) (6/26/18)	—	(2)	—
CIFGE	—	—	—	—
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

The Company primarily writes financial guaranty contracts in insurance form. Until 2009, the Company also wrote some of its financial guaranty contracts in credit derivative form, and has acquired or reinsured portfolios both before and after 2009 that include financial guaranty contracts in credit derivative form. Whether written as an insurance contract or as a credit derivative, the Company considers these financial guaranty contracts. The Company also writes a relatively small amount of non-financial guaranty insurance. The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although on occasion it may underwrite new issuances that it views as BIG, typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on a portfolio of insurance or reassuming a portfolio of reinsurance it had previously ceded; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, typically requires rigorous subordination or collateralization requirements. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 9, Consolidated Variable Interest Entities. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated. The Company also provides non-financial guaranty insurance and reinsurance on transactions without special purpose entities but with similar risk profiles to its structured finance exposures written in financial guaranty form.

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

The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. For assumed exposures, the Company may use the ceding company’s credit ratings of transactions where it is impractical for it to assign its own rating. The Company provides surveillance for exposures assumed from SGI, so for those exposures assigns its own rating.

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

Financial Guaranty Exposure

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of June 30, 2018 and December 31, 2017, the Company excluded $1.9 billion and $2.0 billion, respectively, of net par attributable to loss mitigation securities (which are mostly BIG), and other loss mitigation strategies. The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Public finance	$382,564	$393,010	$378,746	$386,092
Structured finance	14,655	15,482	14,251	15,026
Total financial guaranty	$397,219	$408,492	$392,997	$401,118

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $25 million as of the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2018

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$520	0.3%	$2,429	5.3%	$1,778	16.5%	$282	22.8%	$5,009	1.9%
AA	26,408	13.1	201	0.4	3,688	34.3	66	5.3	30,363	11.8
A	113,915	56.8	14,260	31.4	1,306	12.1	198	16.0	129,679	50.3
BBB	53,221	26.6	27,419	60.4	888	8.3	587	47.6	82,115	31.9
BIG	6,314	3.2	1,133	2.5	3,089	28.8	102	8.3	10,638	4.1
Total net par outstanding	$200,378	100.0%	$45,442	100.0%	$10,749	100.0%	$1,235	100.0%	$257,804	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$877	0.4%	$2,541	5.9%	$1,655	14.7%	$319	22.5%	$5,392	2.1%
AA	30,016	14.3	205	0.5	3,915	34.9	76	5.4	34,212	12.9
A	118,620	56.7	13,936	32.5	1,630	14.5	210	14.9	134,396	50.7
BBB	52,739	25.2	24,509	57.1	763	6.8	703	49.7	78,714	29.7
BIG	7,140	3.4	1,731	4.0	3,261	29.1	106	7.5	12,238	4.6
Total net par outstanding	$209,392	100.0%	$42,922	100.0%	$11,224	100.0%	$1,414	100.0%	$264,952	100.0%

Components of BIG Portfolio

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2018

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,557	$390	$4,367	$6,314	$200,378
Non-U.S. public finance	871	262	—	1,133	45,442
Public finance	2,428	652	4,367	7,447	245,820
Structured finance:
U.S. Residential mortgage-backed securities (RMBS)	182	375	2,115	2,672	4,763
Triple-X life insurance transactions	—	—	85	85	1,191
Trust preferred securities (TruPS)	97	—	—	97	1,183
Other structured finance	183	85	69	337	4,847
Structured finance	462	460	2,269	3,191	11,984
Total	$2,890	$1,112	$6,636	$10,638	$257,804

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2017

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,368	$663	$4,109	$7,140	$209,392
Non-U.S. public finance	1,455	276	—	1,731	42,922
Public finance	3,823	939	4,109	8,871	252,314
Structured finance:
U.S. RMBS	374	304	2,083	2,761	4,818
Triple-X life insurance transactions	—	—	85	85	1,199
TruPS	161	—	—	161	1,349
Other structured finance	170	118	72	360	5,272
Structured finance	705	422	2,240	3,367	12,638
Total	$4,528	$1,361	$6,349	$12,238	$264,952

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of June 30, 2018

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,734	$156	$2,890	138	5	143
Category 2	1,096	16	1,112	44	3	47
Category 3	6,555	81	6,636	150	10	160
Total BIG	$10,385	$253	$10,638	332	18	350

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

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of June 30, 2018, all of which was rated BIG. Puerto Rico experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

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

On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law by the President of the United States. PROMESA established a seven-member financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board approved fiscal plan that respects the liens and priorities provided under Puerto Rico law.

In May and July 2017, the Oversight Board filed petitions under Title III of PROMESA with the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) for the Commonwealth, the Puerto Rico Sales Tax Financing Corporation (COFINA), PRHTA, and Puerto Rico Electric Power Authority (PREPA). Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the United States Bankruptcy Code (Bankruptcy Code).
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

In December 2017, legislation known as the 2017 Tax Cuts and Jobs Act (Tax Act) was enacted. Many of the provisions under the Tax Act are geared toward increasing production in the U.S. and discouraging companies from having operations or intangibles off-shore.  Since Puerto Rico is considered a foreign territory under the U.S. tax system, the Tax Act may have adverse consequences to Puerto Rico’s economy.  However, the Company is unable to predict the impact of the Tax Act on Puerto Rico.

On June 7, 2018, the court-appointed agents for COFINA and the Commonwealth filed with the Federal District Court for Puerto Rico an agreement in principle to resolve a dispute between the Commonwealth and COFINA regarding ownership of the 5.5% Sales and Use Taxes (SUT). The agreement in principle, which requires, among other things, that future challenges to it be barred by the court or made illegal, provides that, beginning July 1, 2018, SUT would be paid first to COFINA until it has received 53.65% of the pledged sales tax base amount (PSTBA) and that the remaining 46.35% of the PSTBA would be paid to the Commonwealth thereafter. The agreement in principle does not address the proportion of the amount to be paid to COFINA that would be paid to the senior versus the junior creditors, nor does it address the restructuring of COFINA.

On June 29, 2018, the Oversight Board certified a revised version of the fiscal plan for the Commonwealth as developed by the Oversight Board. The revised certified Commonwealth fiscal plan (which the Company believes covers its general obligations as well as obligations of certain of its other authorities and public corporations) indicates a primary budget surplus of $6.7 billion that would be available for debt service over the six-year forecast period (as compared to contractual debt service of approximately $15.5 billion over the same period). The certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period, as the Commonwealth anticipates continuing to retain approximately three-fourths of PRHTA's total revenues. The certified PREPA fiscal plan indicates that no funds will be available for legacy debt service payments over the six-year forecast period unless rates are adjusted. Additionally, in June 2018, the Commonwealth enacted a law that would enable the partial privatization of PREPA. The certified PRASA fiscal plan projects cash flows available for debt service equal to approximately 56% of aggregate debt service during the six-year projection period, based on projection assumptions (including receipt of certain federal funding). The Company does not believe the certified fiscal plans for the Commonwealth, PRHTA, PREPA or PRASA comply with certain mandatory requirements of PROMESA.

On July 30, 2018, the Oversight Board and the Governor announced that they had reached a tentative agreement with a certain group of PREPA bondholders regarding approximately $3 billion of PREPA’s outstanding debt. Bondholders would be able to exchange their debt for new securitization debt maturing in 40 years at 67% of par, plus growth bonds tied to the recovery of Puerto Rico at 10% of par. The Company and certain other creditors of PREPA have not agreed to the terms of that tentative agreement.

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. See “Puerto Rico Recovery Litigation” below.

Litigation and mediation related to the Commonwealth’s debt were delayed by Hurricane Maria. The final form and timing of responses to Puerto Rico’s financial distress and the devastation of Hurricane Maria eventually taken by the federal government or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the final impact, after resolution of legal challenges, of any such responses on obligations insured by the Company, are uncertain.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year. The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company. Prior to the enactment of PROMESA, the Company sued various Puerto Rico governmental officials in the Federal District Court for Puerto Rico asserting that Puerto Rico's attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief. See "Puerto Rico Recovery Litigation" below.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Constitutionally Guaranteed

General Obligation. As of June 30, 2018, the Company had $1,419 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to the Commonwealth.

Puerto Rico Public Buildings Authority (PBA). As of June 30, 2018, the Company had $141 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of June 30, 2018, the Company had $882 million insured net par outstanding of PRHTA (transportation revenue) bonds and $495 million insured net par outstanding of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to PRHTA.

PRCCDA. As of June 30, 2018, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of June 30, 2018, the Company had $18 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

PREPA. As of June 30, 2018, the Company had $853 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system.

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

PRASA. As of June 30, 2018, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S. Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

MFA. As of June 30, 2018, the Company had $360 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

COFINA. As of June 30, 2018, the Company had $273 million insured net par outstanding of junior COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. As noted above, the Oversight Board filed a petition on behalf of COFINA under Title III of PROMESA. COFINA bond debt service payments were not made on August 1, 2017, and the Company made its first claim payments on these bonds. The Company has continued to make claim payments on these bonds.

U of PR. As of June 30, 2018, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Puerto Rico Recovery Litigation

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters.

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation commenced an action for declaratory judgment and injunctive relief in the Federal District Court for Puerto Rico to invalidate the executive orders issued by the Former Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company claw back certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and the PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay. While the PROMESA automatic stay expired on May 1, 2017, on May 17, 2017, the court stayed the action under Title III of PROMESA.

On May 16, 2017, The Bank of New York Mellon, as trustee for the bonds issued by COFINA, filed an adversary complaint for interpleader and declaratory relief with the Federal District Court for Puerto Rico to resolve competing and conflicting demands made by various groups of COFINA bondholders, insurers of certain COFINA Bonds and COFINA, regarding funds held by the trustee for certain COFINA bond debt service payments scheduled to occur on and after June 1, 2017. On May 19, 2017, an order to show cause was entered permitting AGM to intervene in this matter.

On June 3, 2017, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA Bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA Bonds under the Bankruptcy Code; (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA Bonds under the Bankruptcy Code; and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA Bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On January 30, 2018, the district court rendered an opinion dismissing the complaint and holding, among other things, that (x) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (y) actions to enforce liens on pledged special revenues remain stayed. AGC and AGM are appealing the district court’s decision to the United States Court of Appeals for the First Circuit.

On June 26, 2017, AGM and AGC filed a complaint in the Federal District Court for Puerto Rico seeking (i) a declaratory judgment that the PREPA RSA is a “Preexisting Voluntary Agreement” under Section 104 of PROMESA and the Oversight Board’s failure to certify the PREPA RSA is an unlawful application of Section 601 of PROMESA; (ii) an injunction enjoining the Oversight Board from unlawfully applying Section 601 of PROMESA and ordering it to certify the PREPA RSA; and (iii) a writ of mandamus requiring the Oversight Board to comply with its duties under PROMESA and certify the PREPA RSA. On July 21, 2017, in light of its PREPA Title III petition on July 2, 2017, the Oversight Board filed a notice of stay under PROMESA.

On July 18, 2017, AGM and AGC filed in the Federal District Court for Puerto Rico a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. That motion was denied on September 14, 2017. AGM and AGC are appealing the trial court's decision with the United States Court of Appeals for the First Circuit.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth fiscal plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA.

On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void ab initio the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court recently dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case; AGC and AGM expect to participate in the appellate phase of the various Appointments Clause lawsuits.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in millions)
Exposure to Puerto Rico	$5,187	$5,186	$8,383	$8,514

Puerto Rico
Net Par Outstanding

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,419	$1,419
PBA	141	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	882	882
PRHTA (Highways revenue) (1)	495	495
PRCCDA	152	152
PRIFA	18	18
Other Public Corporations
PREPA (1)	853	853
PRASA	373	373
MFA	360	360
COFINA (1)	273	272
U of PR	1	1
Total net exposure to Puerto Rico	$4,967	$4,966
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

     Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of June 30, 2018

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2018 (July 1 - September 30)	$200	$322
2018 (October 1 - December 31)	0	3
Subtotal 2018	200	325
2019	223	464
2020	285	516
2021	148	364
2022	137	345
2023-2027	1,229	2,128
2028-2032	812	1,437
2033-2037	1,217	1,572
2038-2042	453	602
2043-2047	263	316
Total	$4,967	$8,069

Exposure to the U.S. Virgin Islands

As of June 30, 2018, the Company had $498 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $224 million BIG. The $274 million USVI net par the Company rated investment grade was comprised primarily of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $224 million BIG USVI net par comprised (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are rated investment grade internally.

Non-Financial Guaranty Exposure

	As of June 30, 2018		As of December 31, 2017
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Capital relief triple-X life reinsurance (1)	$849	$738	$773	$675
Aircraft residual value insurance policies	340	218	201	140
____________________

(1)	The capital relief triple-X life reinsurance net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

5.	Expected Loss to be Paid

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 3.03% with a weighted average of 2.85% as of June 30, 2018 and 0.00% to 2.78% with a weighted average of 2.38% as of December 31, 2017. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 2.9% and 3.7% of the total as of June 30, 2018 and December 31, 2017, respectively.

Net Expected Loss to be Paid
Roll Forward

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Net expected loss to be paid, beginning of period	$1,298	$1,244	$1,303	$1,198
Net expected loss to be paid on the SGI portfolio as of June 1, 2018 (see Note 2)	131	—	131	—
Net expected loss to be paid on the MBIA UK portfolio as of January 10, 2017	—	—	—	21
Economic loss development (benefit) due to:
Accretion of discount	9	8	17	16
Changes in discount rates	0	23	(6)	34
Changes in timing and assumptions	10	16	(16)	44
Total economic loss development (benefit)	19	47	(5)	94
Net (paid) recovered losses	(16)	6	3	(16)
Net expected loss to be paid, end of period	$1,432	$1,297	$1,432	$1,297

Net Expected Loss to be Paid
Roll Forward by Sector
Second Quarter 2018

	Net Expected Loss to be Paid (Recovered) as of March 31, 2018	Net Expected Loss to be Paid on SGI Portfolio as of June 1, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2018 (2)
	(in millions)
Public finance:
U.S. public finance	$1,007	$0	$56	$(22)	$1,041
Non-U.S. public finance	43	1	(3)	0	41
Public finance	1,050	1	53	(22)	1,082
Structured finance:
U.S. RMBS	219	130	(28)	5	326
Other structured finance	29	—	(6)	1	24
Structured finance	248	130	(34)	6	350
Total	$1,298	$131	$19	$(16)	$1,432

Net Expected Loss to be Paid
Roll Forward by Sector
Second Quarter 2017

	Net Expected Loss to be Paid (Recovered) as of March 31, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2017
	(in millions)
Public finance:
U.S. public finance	$970	$78	$(4)	$1,044
Non-U.S. public finance	41	1	0	42
Public finance	1,011	79	(4)	1,086
Structured finance:
U.S. RMBS	197	(29)	14	182
Other structured finance	36	(3)	(4)	29
Structured finance	233	(32)	10	211
Total	$1,244	$47	$6	$1,297

Net Expected Loss to be Paid
Roll Forward by Sector
Six Months 2018

	Net Expected Loss to be Paid (Recovered) as of December 31, 2017 (2)	Net Expected Loss to be Paid on SGI Portfolio as of June 1, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2018 (2)
	(in millions)
Public finance:
U.S. public finance	$1,157	$0	$17	$(133)	$1,041
Non-U.S. public finance	46	1	(6)	0	41
Public finance	1,203	1	11	(133)	1,082
Structured finance:
U.S. RMBS	73	130	(12)	135	326
Other structured finance	27	—	(4)	1	24
Structured finance	100	130	(16)	136	350
Total	$1,303	$131	$(5)	$3	$1,432

Net Expected Loss to be Paid
Roll Forward by Sector
Six Months 2017

	Net Expected Loss to be Paid (Recovered) as of December 31, 2016	Net Expected Loss to be Paid on MBIA UK as of January 10, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2017
	(in millions)
Public finance:
U.S. public finance	$871	$—	$202	$(29)	$1,044
Non-U.S. public finance	33	13	(4)	0	42
Public finance	904	13	198	(29)	1,086
Structured finance:
U.S. RMBS	206	—	(51)	27	182
Other structured finance	88	8	(53)	(14)	29
Structured finance	294	8	(104)	13	211
Total	$1,198	$21	$94	$(16)	$1,297
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $6 million and $7 million in loss adjustment expenses (LAE) for Second Quarter 2018 and 2017, respectively, and $11 million and $9 million in LAE for Six Months 2018 and 2017, respectively.

(2)	Includes expected LAE to be paid of $17 million as of June 30, 2018 and $23 million as of December 31, 2017.

The following table presents the present value of net expected loss to be paid and the net economic loss development for all contracts by accounting model.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of June 30, 2018	As of December 31, 2017	Second Quarter 2018	Second Quarter 2017	Six Months 2018	Six Months 2017
	(in millions)
Financial guaranty insurance	$1,350	$1,226	$23	$55	$(10)	$121
FG VIEs (1) and other	87	91	(6)	0	(4)	(4)
Credit derivatives (2)	(5)	(14)	2	(8)	9	(23)
Total	$1,432	$1,303	$19	$47	$(5)	$94
___________________
(1)    See Note 9, Consolidated Variable Interest Entities.

(2)    See Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of June 30, 2018, all of which was BIG. For additional information regarding the Company's exposure to general obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, see "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.

As of June 30, 2018, the Company had insured $341 million net par outstanding of general obligation bonds issued by the City of Hartford, Connecticut, most of which was rated BIG at December 31, 2017. In the first quarter of 2018, the State of Connecticut entered into a contract assistance agreement with the City of Hartford under which the state will pay the debt service costs of the City’s general obligation bonds, including those insured by the Company. As a result, the Company reduced the corresponding expected losses as of March 31, 2018 and upgraded this exposure to investment grade.

The Company had approximately $18 million of net par exposure as of June 30, 2018 to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but subsequently claimed the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. See “Recovery Litigation” at the end of this note for the settlement agreement reached between the County, the District and AGC with respect to the County's obligations.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of June 30, 2018, the Company’s net par subject to the plan consisted of $113 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2018 including those mentioned above, would be $1,041 million, compared with a net expected loss of $1,157 million as of December 31, 2017. The economic loss development in Second Quarter 2018 was $56 million, which was primarily attributable to Puerto Rico exposures. The economic loss development for Six Months 2018 was $17 million, which was primarily attributable to Puerto Rico exposures, partially offset by a benefit related to the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese exposures is $446 million and $72 million, respectively. The Company rates all of these exposures BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign. The Company's Hungary exposure is to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure, net of reinsurance, to these Hungarian exposures is $197 million, all of which is rated BIG.

The Company also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $212 million of net par outstanding as of June 30, 2018. This transaction has been underperforming due to higher costs compared with expectations at underwriting. In the first quarter of 2018, the Company changed its traffic assumptions for this road, resulting in a benefit.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $41 million as of June 30, 2018, compared with $46 million as of December 31, 2017. The economic benefit of approximately $3 million for Second Quarter 2018 was attributable mainly to changes in foreign exchange rates. The economic benefit of approximately $6 million during Six Months 2018 was attributable mainly to the U.K. arterial road mentioned above and changes in foreign exchange rates.

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

The following table presents the net economic loss development (benefit).

Net Economic Loss Development (Benefit)

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
First lien U.S. RMBS	$(7)	$(14)	$17	$(23)
Second lien U.S. RMBS	(21)	(15)	(29)	(28)

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

First Lien Liquidation Rates

	June 30, 2018	March 31, 2018	December 31, 2017
Delinquent/Modified in the Previous 12 Months
Alt A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt A and Prime	30	30	30
Option ARM	35	35	35
Subprime	40	45	40
60 – 89 Days Delinquent
Alt A and Prime	35	40	40
Option ARM	45	45	50
Subprime	50	50	50
90+ Days Delinquent
Alt A and Prime	40	45	55
Option ARM	55	55	60
Subprime	55	55	55
Bankruptcy
Alt A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt A and Prime	55	55	65
Option ARM	65	65	70
Subprime	65	65	65
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 5 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of June 30, 2018				As of March 31, 2018				As of December 31, 2017
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.7%	-	12.2%	4.7%	1.4%	-	9.2%	4.7%	1.3%	–	9.8%	5.2%
Final CDR	0.0%	-	0.6%	0.2%	0.1%	-	0.5%	0.2%	0.1%	–	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	80%				80%				80%
2007+	70%				70%				70%
Option ARM
Plateau CDR	2.1%	-	8.5%	5.9%	1.4%	-	7.8%	5.8%	2.5%	–	7.0%	5.9%
Final CDR	0.1%	-	0.4%	0.3%	0.1%	-	0.4%	0.3%	0.1%	–	0.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	75%				75%				75%
Subprime
Plateau CDR	3.2%	-	18.4%	6.9%	4.2%	-	11.8%	7.7%	3.5%	–	13.1%	7.8%
Final CDR	0.2%	-	0.9%	0.3%	0.2%	-	0.6%	0.4%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80%				80%				80%
2006	85%				85%				90%
2007+	95%				95%				95%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for March 31, 2018 and December 31, 2017.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2018 and December 31, 2017.

Total expected loss to be paid on all first lien U.S. RMBS was $248 million and $123 million as of June 30, 2018 and December 31, 2017, respectively. The reinsurance of the SGI portfolio added $113 million of net expected loss to first lien U.S. RMBS on June 1, 2018. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2018 as it used as of March 31, 2018 and December 31, 2017, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $64 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $38 million for all first lien U.S. RMBS transactions.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising six months of delinquent loan liquidations, followed by 28 months of decrease to the steady state CDR, the same as of March 31, 2018 and December 31, 2017.

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

Most of the HELOC loans underlying the Company's insured HELOC transactions are now past their interest only reset date, although a significant number of HELOC loans were modified to extend the interest only period for another five years. As a result, in 2017, the Company eliminated the CDR increase that was applied when such loans reached their principal amortization period. In addition, based on the average performance history, starting in third quarter 2017, the Company applied a CDR floor of 2.5% for the future steady state CDR on all its HELOC transactions.

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of June 30, 2018 that it will generally recover only 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries assumed to come in over time. This is the same assumption used as of March 31, 2018 and December 31, 2017.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of March 31, 2018 and December 31, 2017. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

In estimating expected losses, the Company modeled and probability weighted five scenarios, each with a different CDR curve applicable to the period preceding the return to the long-term steady state CDR. The Company believes that the level of the elevated CDR and the length of time it will persist and the ultimate prepayment rate are the primary drivers behind the likely amount of losses the collateral will suffer.

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $78 million as of June 30, 2018 and total expected recovery on all second lien U.S. RMBS was $50 million as of December 31, 2017, respectively. This change was due primarily to cash received in 2018 from a favorable settlement of R&W litigation reached in late December 2017 and the additional $17 million of net expected loss on second lien U.S. RMBS from reinsurance of the SGI portfolio on June 1, 2018.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of June 30, 2018				As of March 31, 2018				As of December 31, 2017
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	4.8%	-	28.5%	11.1%	2.5%	-	18.4%	10.6%	2.7%	-	19.9%	11.4%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	40				40				45
60 – 89 Days Delinquent	55				60				60
90+ Days Delinquent	75				75				75
Bankruptcy	55				55				55
Foreclosure	65				65				70
Real Estate Owned	100				100				100
Loss severity	98%				98%				98%

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

Breaches of Representations and Warranties

As of June 30, 2018, the Company had a net R&W receivable of $17 million from R&W counterparties, compared to a net R&W receivable of $117 million as of December 31, 2017. The decrease was due primarily to cash received in 2018 from a favorable settlement of R&W litigation reached in late December 2017.

Other Structured Finance

The Company had $1.2 billion of net par exposure to financial guaranty triple-X life insurance transactions as of June 30, 2018, of which $85 million in net par was rated BIG. The triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage triple-X life insurance transactions, which include the BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS.

The Company has insured or reinsured $1.2 billion net par of student loan securitizations issued by private issuers that are classified as structured finance. Of this amount, $112 million is rated BIG. In general, the projected losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company projected that its total net expected loss across its troubled non-RMBS structured finance exposures as of June 30, 2018 including those mentioned above was $24 million and is primarily attributable to structured student loans. The economic benefit during Second Quarter 2018 and Six Months 2018 was $6 million and $4 million, respectively, primarily attributable to certain assumed student loan transactions.

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

On November 1, 2013, Radian Asset Assurance Inc. (Radian Asset) commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi (the County) and the Parkway East Public Improvement District (District) to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of June 30, 2018, $18 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the district court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. The County appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Fifth Circuit, and on May 31, 2017, the appellate court reversed the district court’s ruling and remanded the matter to the district court. In March 2018, the County, the District, and AGC executed a settlement agreement which formalizes the procedures related to the disposition of assessments and of the properties that have defaulted, and on May 11, 2018, the district court dismissed the case. The settlement agreement also provides for the County owned property to be conveyed to the District, which, to the extent practicable, is obligated to lease, sell or otherwise dispose of the property to maximize pledged revenues. Any such actions will require AGC’s consent.

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

Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes contracts that meet the definition of insurance contracts, contracts that meet the definition of a derivative, and contracts that are accounted for as consolidated FG VIEs. Amounts presented in this note relate only to insurance contracts. See Note 8, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Consolidated Variable Interest Entities for amounts that relate to FG VIEs.

Net Earned Premiums

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Scheduled net earned premiums	$92	$97	$180	$200
Accelerations:
Refundings	38	49	84	105
Terminations	1	10	7	12
Total Accelerations	39	59	91	117
Accretion of discount on net premiums receivable	4	5	8	8
Financial guaranty insurance net earned premiums	135	161	279	325
Non-financial guaranty net earned premiums	1	1	2	1
Net earned premiums (1)	$136	$162	$281	$326
 ___________________

(1)	Excludes $3 million and $4 million for Second Quarter 2018 and 2017, respectively, and $6 million and $8 million for Six Months 2018 and 2017, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Six Months
	2018	2017
	(in millions)
December 31,	$915	$576
Less: Non-financial guaranty insurance premium receivable	1	0
FG insurance premiums receivable	914	576
Premiums receivable from acquisitions (see Note 2)	—	270
Gross written premiums on new business, net of commissions (2)	459	179
Gross premiums received, net of commissions (3)	(415)	(159)
Adjustments:
Changes in the expected term	(3)	0
Accretion of discount, net of commissions on assumed business	0	9
Foreign exchange translation	(14)	35
Cancellation of assumed reinsurance	(10)	—
FG insurance premium receivable (1)	931	910
Non-financial guaranty insurance premium receivable	1	6
June 30,	$932	$916
____________________

(1)	Excludes $9 million and $10 million as of June 30, 2018 and June 30, 2017, respectively, related to consolidated FG VIEs.

(2)
For transactions where the Company replaces a previous Assured Guaranty financial guaranty contract, gross premiums written represents only the incremental gross premium written in excess of the original gross premiums written. Includes $330 million related to the SGI reinsured portfolio. See Note 2, Assumption of Insured Portfolio and Business Combinations.

(3)	Includes $275 million of cash received related to the SGI reinsured portfolio.

Approximately 72%, 72% and 69% of installment premiums at June 30, 2018, December 31, 2017 and June 30, 2017, respectively, are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

 Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of June 30, 2018
(in millions)
2018 (July 1 - September 30)	$31
2018 (October 1 - December 31)	26
2019	88
2020	100
2021	82
2022	74
2023-2027	301
2028-2032	199
2033-2037	109
After 2037	105
Total(1)	$1,115
 ____________________

(1)	Excludes expected cash collections on FG VIEs of $12 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of June 30, 2018
(in millions)
2018 (July 1 - September 30)	$95
2018 (October 1 - December 31)	92
Subtotal 2018	187
2019	331
2020	301
2021	273
2022	247
2023-2027	962
2028-2032	636
2033-2037	374
After 2037	312
Net deferred premium revenue(1)	3,623
Future accretion	182
Total future net earned premiums	$3,805
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $70 million and non-financial guaranty business net earned premium of $13 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of June 30, 2018	As of December 31, 2017
	(dollars in millions)
Premiums receivable, net of commission payable	$932	$914
Gross deferred premium revenue	1,351	1,205
Weighted-average risk-free rate used to discount premiums	2.3%	2.3%
Weighted-average period of premiums receivable (in years)	9.0	9.2

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on net reserve (salvage), comprised of loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. The Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.03% with a weighted average of 2.85% as of June 30, 2018 and 0.0% to 2.78% with a weighted average of 2.39% as of December 31, 2017.

Net Reserve (Salvage)

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Public finance:
U.S. public finance	$811	$901
Non-U.S. public finance	19	21
Public finance	830	922
Structured finance:
U.S. RMBS	76	(59)
Other structured finance	30	40
Structured finance	106	(19)
Subtotal	936	903
Other payable (recoverable)	(4)	(4)
Subtotal	932	899
Elimination of losses attributable to FG VIEs	(55)	(55)
Total	$877	$844

Components of Net Reserves (Salvage)

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Loss and LAE reserve	$1,327	$1,444
Reinsurance recoverable on unpaid losses (1)	(38)	(44)
Loss and LAE reserve, net	1,289	1,400
Salvage and subrogation recoverable	(425)	(572)
Salvage and subrogation payable(2)	17	20
Other payable (recoverable) (1)	(4)	(4)
Salvage and subrogation recoverable, net, and other recoverable	(412)	(556)
Net reserves (salvage)	$877	$844
____________________

(1)	Recorded as a component of other assets in condensed consolidated balance sheets.

(2)	Recorded as a component of other liabilities in condensed consolidated balance sheets.

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
Financial Guaranty Insurance Contracts

As of June 30, 2018
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,350
Contra-paid, net	66
Salvage and subrogation recoverable, net of reinsurance	408
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,288)
Other recoverable (payable)	4
Net expected loss to be expensed (present value) (2)	$540
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $46 million as of June 30, 2018, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2018
(in millions)
2018 (July 1 – September 30)	$9
2018 (October 1 – December 31)	9
Subtotal 2018	18
2019	40
2020	43
2021	44
2022	41
2023-2027	169
2028-2032	111
2033-2037	61
After 2037	13
Net expected loss to be expensed	540
Future accretion	170
Total expected future loss and LAE	$710

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Public finance:
U.S. public finance	$62	$79	$34	$191
Non-U.S. public finance	(1)	0	(2)	(3)
Public finance	61	79	32	188
Structured finance:
U.S. RMBS	(15)	(1)	7	(10)
Other structured finance	(5)	(4)	(10)	(43)
Structured finance	(20)	(5)	(3)	(53)
Loss and LAE on insurance contracts before FG VIE consolidation	41	74	29	135
Gain (loss) related to FG VIE consolidation	3	(2)	(3)	(4)
Loss and LAE	$44	$72	$26	$131

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2018

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks(1)	138	(11)	44	(1)	150	(7)	332	—	332
Remaining weighted-average contract period (in years)	7.9	6.6	12.2	2.4	9.9	9.2	9.7	—	9.7
Outstanding exposure:
Principal	$2,822	$(88)	$1,102	$(6)	$6,720	$(165)	$10,385	$—	$10,385
Interest	1,204	(35)	649	(1)	3,301	(76)	5,042	—	5,042
Total(2)	$4,026	$(123)	$1,751	$(7)	$10,021	$(241)	$15,427	$—	$15,427
Expected cash outflows (inflows)	$93	$(5)	$314	$(1)	$4,316	$(89)	$4,628	$(300)	$4,328
Potential recoveries(3)	(427)	19	(112)	0	(2,537)	60	(2,997)	189	(2,808)
Subtotal	(334)	14	202	(1)	1,779	(29)	1,631	(111)	1,520
Discount	84	(5)	(57)	0	(214)	(3)	(195)	25	(170)
Present value of expected cash flows	$(250)	$9	$145	$(1)	$1,565	$(32)	$1,436	$(86)	$1,350
Deferred premium revenue	$88	$(4)	$171	$0	$599	$(2)	$852	$(68)	$784
Reserves (salvage)	$(279)	$10	$52	$(1)	$1,179	$(30)	$931	$(55)	$876

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

Since the filing with the SEC of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017, there have been no material changes to (i) the Company's potential termination payments under interest rate swaps, (ii) the variable rate demand obligations exposure, and (iii) the potential payment obligations under guaranteed investment contracts and availability of sufficient eligible and liquid assets to AGMH's former subsidiary, FSA Asset Management LLC, to satisfy any expected withdrawal and collateral posting obligations. See Note 6, Contracts Accounted for as Insurance, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2018, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1 and Level 2. There were no transfers into or out of Level 3 during Second Quarter 2018 or Six Months 2018. There was a transfer of a fixed-maturity security from Level 2 into Level 3 during Second Quarter 2017 and Six Month 2017 because starting Second Quarter 2017 the price of the security included a significant unobservable assumption. There was a transfer of a fixed-maturity security from Level 3 into Level 2 during Second Quarter 2017 and Six Months 2017.

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

As of June 30, 2018, the Company used models to price 107 securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 12% or $1,363 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the bond including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of June 30, 2018 and December 31, 2017, other invested assets included investments carried and measured at fair value on a recurring basis of $44 million and $48 million, respectively, and included primarily preferred stock investments in the global property catastrophe risk market and in a fund that invested primarily in senior loans and bonds. Fair values for the preferred stock investments are based on their respective net asset value (NAV) per share or equivalent. Included in the amounts above are other equity investments that were carried at their fair value of $2 million as of June 30, 2018 and December 31, 2017. These equity investments were classified as Level 3.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2018 were such that market prices of the Company’s CDS contracts were not available.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices adjusted to reflect the non-standard terms of the Company's CDS contracts.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of June 30, 2018	As of December 31, 2017
Based on actual collateral specific spreads	20%	14%
Based on market indices	34%	48%
Provided by the CDS counterparty	46%	38%
Total	100%	100%
 ____________________
(1)    Based on par.

The rates used to discount future expected premium cash flows ranged from 2.41% to 2.94% at June 30, 2018 and 1.72% to 2.55% at December 31, 2017.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 0%, 18% and 16%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of June 30, 2018, March 31, 2018 and December 31, 2017, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at previously established floor levels. Due to the low volume of CDS contracts remaining in AGM's portfolio, changes in AGM's credit spreads do not significantly affect the overall percentage of transactions fair valued using the minimum premium. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or transaction originator hedging a significant portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy as the lowest level input that is significant to their fair value is unobservable. The prices are generally determined with the assistance of an independent third-party, based on a discounted cash flow approach. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.” The FG VIEs issued securities collateralized by first lien and second lien RMBS as well as loans and receivables.

The fair value of the Company’s FG VIEs’ assets is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIEs’ assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets.

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

The models to price the FG VIEs’ liabilities used, where appropriate, the same inputs used in determining fair value of FG VIEs’ assets and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest, taking into account the Company's own credit risk.

Significant changes to any of the inputs described above could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIE that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

Not Carried at Fair Value

The following financial instruments are not carried at fair value:

•
As of June 30, 2018, Other Invested Assets included equity securities of $49 million that were accounted for under the equity method and equity securities of $4 million that were accounted at cost less any impairment, plus or minus the change resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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
As of June 30, 2018

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale(1):
Fixed-maturity securities
Obligations of state and political subdivisions	$5,289	$—	$5,197	$92
U.S. government and agencies	283	—	283	—
Corporate securities	1,983	—	1,920	63
Mortgage-backed securities:
RMBS	844	—	533	311
Commercial mortgage-backed securities (CMBS)	546	—	546	—
Asset-backed securities	968	—	71	897
Non-U.S. government securities	312	—	312	—
Total fixed-maturity securities	10,225	—	8,862	1,363
Short-term investments	911	549	362	—
Other invested assets (2)	7	—	0	7
FG VIEs’ assets, at fair value (3)	627	—	—	627
Other assets(3)	124	25	40	59
Total assets carried at fair value	$11,894	$574	$9,264	$2,056
Liabilities:
Credit derivative liabilities (3)	$258	$—	$—	$258
FG VIEs’ liabilities with recourse, at fair value (4)	571	—	—	571
FG VIEs’ liabilities without recourse, at fair value (3)	108	—	—	108
Total liabilities carried at fair value	$937	$—	$—	$937

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2017

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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

(2)
Excludes investments of $41 million and $45 million as of June 30, 2018 and December 31, 2017, respectively, measured using NAV per share with fair value recorded in the condensed consolidated statements of operations. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

(3)    Change in fair value is included in net income.

(4)	Change in fair value attributable to ISCR is recorded in OCI with the remainder of the change in fair value recorded in net income.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2018 and 2017 and Six Months 2018 and 2017.

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2018

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2018	$83		$62		$314		$809		$651		$62		$(236)		$(598)		$(110)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	1	(2)	6	(2)	14	(2)	3	(3)	(1)	(4)	48	(6)	(4)	(3)	1	(3)
Other comprehensive income (loss)	8		0		(3)		6		—		0		—		4		—
Purchases	—		—		9		91		—		—		—		—		—
Issuances	—		—		—		—		—		—		(68)	(9)	—		—
Settlements	—		—		(15)		(23)		(27)		—		(1)		27		1
Fair value as of June 30, 2018	$92		$63		$311		$897		$627		$61		$(257)		$(571)		$(108)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2018	$8		$0		$(2)		$6		$6	(3)	$(1)	(4)	$46	(6)	$2	(3)	$1	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of March 31, 2017	$42		$62		$402		$602		$781		$63		$(350)		$(721)		$(134)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	1	(2)	20	(2)	11	(2)	11	(3)	2	(4)	(6)	(6)	(2)	(3)	(1)	(3)
Other comprehensive income (loss)	(7)		0		(1)		51		—		0		—		—		—
Purchases	—		—		2		4		—		—		—		—		—
Settlements	—		—		(66)		(7)		(35)		—		(5)		34		4
Transfers into Level 3	55		—		—		—		—		—		—		—		—
Transfers out of Level 3	—		—		—		(5)		—		—		—		—		—
Fair value as of June 30, 2017	$91		$63		$357		$656		$757		$65		$(361)		$(689)		$(131)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2017	$9		$0		$13		$51		$19	(3)	$2	(4)	$(13)	(6)	$(2)	(3)	$(1)	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2018

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	2	(2)	(4)	(2)	13	(2)	29	(2)	4	(3)	(2)	(4)	82	(6)	(4)	(3)	2	(3)
Other comprehensive income (loss)	11		0		(10)		9		—		0		—		2		—
Purchases	4		—		9		100		—		—		—		—		—
Issuances	—		—		—		—		—		—		(68)	(9)	—		—
Settlements	(1)		—		(35)		(28)		(60)		(1)		(2)		57		4
FG VIE deconsolidations	—		—		—		—		(17)		—		—		1		16
Fair value as of June 30, 2018	92		63		311		897		627		61		(257)		(571)		(108)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2018	11		0		(8)		10		10	(3)	(2)	(4)	73	(6)	(1)	(3)	1	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs' Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2016	$39		$60		$365		$805		$876		$65		$(389)		$(807)		$(151)
MBIA UK Acquisition	—		—		—		7		—		—		—		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	2	(2)	3	(2)	18	(2)	85	(2)	28	(3)	0	(4)	48	(6)	(11)	(3)	(3)	(3)
Other comprehensive income (loss)	(3)		0		26		58		—		0		—		—		—
Purchases	—		—		29		56		—		—		—		—		—
Settlements	(2)		—		(81)		(355)		(81)		—		(20)		78		8
FG VIE consolidations	—		—		—		—		21		—		—		—		(21)
FG VIE deconsolidations	—		—		—		—		(87)		—		—		51		36
Transfers into Level 3	55		—		—		—		—		—		—		—		—
Fair value as of June 30, 2017	$91		$63		$357		$656		$757		$65		$(361)		$(689)		$(131)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2017	$13		$0		$26		$124		$40	(3)	$0	(4)	$12	(6)	$(9)	(3)	$(3)	(3)
 ____________________

(1)
Realized and unrealized gains (losses) from changes in values of Level 3 financial instruments represent gains (losses) from changes in values of those financial instruments only for the periods in which the instruments were classified as Level 3.

(2)	Included in net realized investment gains (losses) and net investment income.

(3)	Included in fair value gains (losses) on FG VIEs.

(4)	Recorded in net investment income and other income.

(5)	Represents net position of credit derivatives. The condensed consolidated balance sheet presents gross assets, included in other assets, and liabilities based on net counterparty exposure.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Included short-term investments, CCS and other invested assets.

(8)	Included CCS and other invested assets.

(9)	Relates to SGI Transaction. See Note 2, Assumption of Insured Portfolio and Business Combinations.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2018

Financial Instrument Description (1)	Fair Value at June 30, 2018 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$92	Yield	4.5%	-	42.6%	11.8%

Corporate securities	63	Yield	25.2%

RMBS	311	CPR	2.1%	-	17.8%	6.4%
		CDR	1.5%	-	7.1%	5.4%
		Loss severity	40.0%	-	125.0%	82.3%
		Yield	5.1%	-	7.9%	6.0%
Asset-backed securities:
Triple-X life insurance transactions	643	Yield	6.5%	-	6.6%	6.6%

Collateralized loan obligations (CLO) /TruPS	199	Yield	3.2%	-	4.9%	4.0%

Others	55	Yield	11.3%

FG VIEs’ assets, at fair value	627	CPR	1.3%	-	17.8%	9.4%
		CDR	1.3%	-	23.2%	5.7%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	4.1%	-	10.1%	6.7%

Other assets	58	Implied Yield	5.7%	-	6.3%	6.0%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(257)	Year 1 loss estimates	0.0%	-	43.0%	2.0%
		Hedge cost (in bps)	5.3	-	78.8	22.2
		Bank profit (in bps)	8.3	-	495.0	75.7
		Internal floor (in bps)	8.8	-	30.0	10.1
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(679)	CPR	1.3%	-	17.8%	9.4%
		CDR	1.3%	-	23.2%	5.7%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	3.8%	-	10.1%	5.4%
___________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excluded several investments recorded in other invested assets with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2017

Financial Instrument Description (1)	Fair Value at December 31, 2017 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$76	Yield	4.5%	-	40.8%	12.5%

Corporate securities	67	Yield	22.5%

RMBS	334	CPR	1.3%	-	17.4%	6.4%
		CDR	1.5%	-	9.2%	5.9%
		Loss severity	40.0%	-	125.0%	82.5%
		Yield	4.0%	-	7.5%	5.6%
Asset-backed securities:
Triple-X life insurance transactions	613	Yield	6.2%	-	6.4%	6.3%

CLO/TruPS	116	Yield	2.6%	-	4.6%	3.3%

Others	58	Yield	10.7%

FG VIEs’ assets, at fair value	700	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.7%	-	10.0%	6.2%

Other assets	60	Implied Yield	5.2%	-	5.9%	5.5%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(269)	Year 1 loss estimates	0.0%	-	42.0%	3.3%
		Hedge cost (in bps)	17.6	-	122.6	48.1
		Bank profit (in bps)	6.0	-	852.5	107.5
		Internal floor (in bps)	8.0	-	30.0	21.8
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(757)	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.4%	-	10.0%	4.9%
____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excluded short-term investments with fair value of $1 million and several investments recorded in other invested assets with fair value of $7 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,225	$10,225	$10,674	$10,674
Short-term investments	911	911	627	627
Other invested assets	53	54	60	61
FG VIEs’ assets, at fair value	627	627	700	700
Other assets	246	246	220	220
Liabilities:
Financial guaranty insurance contracts (1)	3,533	6,836	3,330	7,104
Long-term debt	1,264	1,570	1,292	1,627
Credit derivative liabilities	258	258	271	271
FG VIEs’ liabilities with recourse, at fair value	571	571	627	627
FG VIEs’ liabilities without recourse, at fair value	108	108	130	130
Other liabilities	83	83	55	55
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The increase in credit derivative net par outstanding from year-end 2017 was a result of the June 1, 2018 SGI Transaction discussed in Note 2, Assumption of Insured Portfolio and Business Combinations; as part of that transaction, the Company reinsured SGI's insurance of credit derivatives within its portfolio, primarily infrastructure finance and regulated utility transactions, with a net par of $1.5 billion and a credit derivative liability of $68 million. The credit derivatives assumed from SGI have no expected losses. The estimated remaining weighted average life of credit derivatives was 11.8 years at June 30, 2018 and 11.7 years at December 31, 2017.

Credit Derivatives (1)

	As of June 30, 2018		As of December 31, 2017
Asset Type	Net Par Outstanding	Net Fair Value	Net Par Outstanding	Net Fair Value
	(in millions)
Pooled infrastructure	$1,427	$(39)	$1,561	$(42)
U.S. RMBS	809	(26)	916	(53)
Pooled corporate obligations (TruPS collateralized debt obligations (CDOs))	750	(40)	878	(72)
Infrastructure finance	1,322	(81)	572	(36)
Other (2)	2,373	(71)	2,280	(66)
Total	$6,681	$(257)	$6,207	$(269)
____________________
(1)    Expected loss to be recovered were $5 million as of June 30, 2018 and $14 million as of December 31, 2017.

(2)	This comprises numerous transactions across various asset classes, such as regulated utilities, health care, municipal utilities, and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2018		As of December 31, 2017
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$2,025	30.3%	$2,144	34.6%
AA	1,718	25.7	1,170	18.8
A	1,293	19.4	1,517	24.5
BBB	1,392	20.8	1,038	16.7
BIG (1)	253	3.8	338	5.4
Credit derivative net par outstanding	$6,681	100.0%	$6,207	100.0%
____________________

(1)	BIG comprises U.S. RMBS and TruPS CDOs.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Realized gains on credit derivatives	$2	$6	$4	$11
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(1)	(1)	(1)	9
Realized gains (losses) and other settlements	1	5	3	20
Net unrealized gains (losses):
Pooled infrastructure	2	(1)	3	5
U.S. RMBS	1	4	27	13
Pooled corporate obligations	34	(14)	31	6
Infrastructure finance	7	1	17	2
Other	3	(1)	1	2
Net unrealized gains (losses)	47	(11)	79	28
Net change in fair value of credit derivatives	$48	$(6)	$82	$48

During Second Quarter 2018, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gain in the Pooled Corporate Obligations sector. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Six Months 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

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

During Six Months 2017, unrealized fair value gains were generated primarily as a result of CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. During the period the Company agreed to terminate several CDS transactions. This was the primary driver of the unrealized fair value gains in the pooled corporate obligations and U.S. RMBS sectors. The unrealized fair value gains were partially offset by the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC and AGM. The Company determines its own credit risk based on quoted CDS prices traded on AGC and AGM at each balance sheet date.

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017	As of June 30, 2017	As of March 31, 2017	As of December 31, 2016
Five-year CDS spread:
AGC	105	121	163	136	173	158
AGM	106	109	145	140	181	158

One-year CDS spread
AGC	22	25	70	15	31	35
AGM	21	22	28	15	31	29

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(445)	$(555)
Plus: Effect of AGC and AGM credit spreads	188	286
Net fair value of credit derivatives	$(257)	$(269)

The fair value of CDS contracts at June 30, 2018, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the TruPS CDO, and pooled infrastructure markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $333 million of the CDS insured by AGC requires AGC to post collateral, subject to a $300 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of June 30, 2018 and December 31, 2017.

AGC Insured CDS Collateral Posting Requirements

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Gross par of CDS with collateral posting requirement	$333	$497
Maximum posting requirement	300	464
Collateral posted	1	18

In the first quarter of 2018, the Company terminated all of the CDS contracts with a counterparty as to which it had collateral posting obligations, and the collateral that the Company had been posting to that counterparty was all returned to the Company. The Company still has collateral posting obligations with respect to one counterparty.

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

Assured Guaranty is not primarily liable for the debt obligations issued by the VIEs it insures and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on VIEs’ liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the VIEs’ debt, except for net premiums received and net claims paid by Assured Guaranty under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 5, Expected Loss to be Paid.

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

Adoption of ASU 2016-01

Amendments under ASU 2016-01 apply to the Company's FG VIEs’ liabilities which the Company had historically elected to measure through the consolidated statements of operations in "fair value gains (losses) on FG VIE" under the fair value option. For FG VIEs’ liabilities with recourse, the portion of the change in fair value caused by changes in ISCR must now be separately presented in OCI as opposed to the consolidated statements of operations.

The inception to date change in fair value of the FG VIEs’ liabilities with recourse attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the Company’s CDS spread from the most recent date of consolidation to the current period. In general, if the Company’s CDS spread tightens more value will be assigned to the Company’s credit; however, if the Company’s CDS widens, less value is assigned to the Company’s credit.

On adoption of ASU 2016-01, the Company reclassified a loss of approximately $33 million, net of tax, from retained earnings to AOCI. This amount represents the portion of the fair value of the FG VIEs’ liabilities with recourse that related to the change in the Company's own credit risk from the date of consolidation through January 1, 2018. The accounting and disclosure of the FG VIEs’ liabilities without recourse are unchanged.

Consolidated FG VIEs

Number of FG VIEs Consolidated

	Six Months
	2018	2017

Beginning of the period, December 31,	32	32
Consolidated	—	1
Deconsolidated	(1)	(1)
End of the period, June 30,	31	32

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $87 million at June 30, 2018 and $99 million at December 31, 2017. The aggregate unpaid principal of the FG VIEs’ assets was approximately $352 million greater than the aggregate fair value at June 30, 2018. The aggregate unpaid principal of the FG VIEs’ assets was approximately $361 million greater than the aggregate fair value at December 31, 2017.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of June 30, 2018 that was recorded in the condensed consolidated statements of operations for Second Quarter 2018 and Six Months 2018 were gains of $1 million and gains of $3 million, respectively. The change in the ISCR of the FG VIEs’ assets held as of June 30, 2017 that was recorded in the condensed consolidated statements of operations for Second Quarter 2017 and Six Months 2017 were gains of $10 million and gains of $24 million, respectively. To calculate the ISCR, the changes in the fair value of the FG VIEs’ assets are allocated between changes that are due to the ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the date of consolidation versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIEs’ liabilities with recourse, which represent obligations insured by AGC or AGM, was $617 million and $674 million as of June 30, 2018 and December 31, 2017, respectively. FG VIEs’ liabilities with recourse will mature at various dates ranging from 2018 to 2038. The aggregate unpaid principal balance of the FG VIEs’ liabilities with and without recourse was approximately $72 million greater than the aggregate fair value of the FG VIEs’ liabilities as of June 30, 2018. The aggregate unpaid principal balance was approximately $73 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2017. For Second Quarter 2018 and Six Months 2018, the change in fair value of the FG VIEs’ liabilities with recourse that is attributable to changes in the Company's own credit risk was a $3 million gain pre-tax and $2 million loss pre-tax, respectively. See Note 17, Shareholders' Equity, for additional information.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2018		As of December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$332	$356	$362	$385
U.S. RMBS second lien	129	155	144	177
Manufactured housing	58	60	64	65
Total with recourse	519	571	570	627
Without recourse	108	108	130	130
Total	$627	$679	$700	$757

The consolidation of FG VIEs affects net income and shareholders' equity due to (i) changes in fair value gains (losses) on FG VIEs’ assets and liabilities (effective January 1, 2018 the change in fair value of FG VIEs’ liabilities with recourse attributable to ISCR is recorded in OCI, instead of net income), (ii) the elimination of premiums and losses related to the AGC and AGM FG VIEs’ liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Effect of Consolidating FG VIEs

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Net earned premiums	$(3)	$(4)	$(6)	$(8)
Net investment income	(1)	(1)	(2)	(2)
Fair value gains (losses) on FG VIEs	2	12	6	22
Loss and LAE	(3)	2	3	4
Effect on income before tax	(5)	9	1	16
Less: tax provision (benefit)	(1)	3	0	6
Effect on net income (loss)	$(4)	$6	$1	$10

Effect on OCI	$4	$0	$2	$0

Effect on cash flows from operating activities	$4	$5	$6	$10

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Effect on shareholders' equity (decrease) increase	$5	$2

Fair value gains (losses) on FG VIEs represent the net change in fair value of the consolidated FG VIE assets and FG VIE liabilities (effective January 1, 2018 the change in fair value of FG VIEs’ liabilities with recourse attributable to ISCR is recorded in OCI, instead of the condensed consolidated statements of operations). During Second Quarter 2018 and Six Months 2018, the Company recorded pre-tax net fair value gains on consolidated FG VIEs of $2 million and $6 million, respectively, in the condensed consolidated statements of operations. The primary driver of the gain during Second Quarter and Six Months 2018 in fair value of FG VIEs’ assets and liabilities was due to improvement in the underlying collateral on FG VIEs’ assets.

During Second Quarter and Six Months 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $12 million and $22 million, respectively. The primary driver of the gain during Second Quarter and Six Months 2017 in fair value of FG VIEs’ assets and liabilities was price appreciation on the FG VIEs’ assets resulting from improvement in the underlying collateral.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities.

Non-Consolidated VIEs

As of June 30, 2018 and December 31, 2017, the Company had financial guaranty contracts outstanding for 510 VIEs that it monitored and did not consolidate based on the Company’s analyses which indicate that it is not the primary beneficiary of any other VIEs. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Adoption of ASU 2016-01

Up until December 31, 2017, the change in fair value of the preferred stock investments and certain other equity investments was recorded in OCI. Effective January 1, 2018, in accordance with ASU 2016-01, the change in the fair value of these investments is recorded in other income in the condensed consolidated statements of operations. On adoption of this section of ASU 2016-01, on January 1, 2018, the Company reclassified a loss of approximately $1 million, net of tax, from AOCI to retained earnings. See also Note 9, Consolidated Variable Interest Entities, for the effect of this ASU on FG VIEs.

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

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $93 million and $97 million as of June 30, 2018 and December 31, 2017, respectively.

Net Investment Income

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Income from fixed-maturity securities managed by third parties	$74	$75	$149	$150
Income from internally managed securities (1)	28	28	56	77
Gross investment income	102	103	205	227
Investment expenses	(3)	(2)	(5)	(4)
Net investment income	$99	$101	$200	$223
____________________
(1)    Six Months 2017 included accretion on Zohar II Notes.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Gross realized gains on available-for-sale securities (1)	$2	$26	$11	$69
Gross realized losses on available-for-sale securities	(1)	(4)	(6)	(6)
Net realized gains (losses) on other invested assets	0	0	(1)	0
Other-than-temporary impairment (OTTI)	(3)	(7)	(11)	(16)
Net realized investment gains (losses)	$(2)	$15	$(7)	$47
____________________

(1)	Six Months 2017 included a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Assumption of Insured Portfolio and Business Combinations.

The following table presents the roll-forward of the credit losses of fixed-maturity securities for which the Company has recognized an OTTI and where the portion of the fair value adjustment related to other factors was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Balance, beginning of period	$169	$142	$162	$134
Reductions for securities sold and other settlements	0	(4)	0	(4)
Additions for credit losses on securities for which an OTTI was previously recognized	1	7	8	15
Balance, end of period	$170	$145	$170	$145

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of June 30, 2018

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI(2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	47%	$5,139	$175	$(25)	$5,289	$33	AA-
U.S. government and agencies	3	275	9	(1)	283	—	AA+
Corporate securities	19	2,009	22	(48)	1,983	(7)	A
Mortgage-backed securities(4):	0
RMBS	8	857	18	(31)	844	(10)	A-
CMBS	5	553	3	(10)	546	—	AAA
Asset-backed securities	7	794	175	(1)	968	140	B+
Non-U.S. government securities	3	330	4	(22)	312	—	AA
Total fixed-maturity securities	92	9,957	406	(138)	10,225	156	A+
Short-term investments	8	911	0	0	911	—	AAA
Total investment portfolio	100%	$10,868	$406	$(138)	$11,136	$156	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2017

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	51%	$5,504	$267	$(11)	$5,760	$23	AA
U.S. government and agencies	2	272	14	(1)	285	—	AA+
Corporate securities	18	1,973	63	(18)	2,018	(6)	A
Mortgage-backed securities(4):
RMBS	8	852	26	(17)	861	(1)	BBB+
CMBS	5	540	12	(3)	549	—	AAA
Asset-backed securities	7	730	166	0	896	136	B
Non-U.S. government securities	3	316	6	(17)	305	0	AA
Total fixed-maturity securities	94	10,187	554	(67)	10,674	152	A+
Short-term investments	6	627	0	0	627	—	AAA
Total investment portfolio	100%	$10,814	$554	$(67)	$11,301	$152	A+
____________________

(1)	Based on amortized cost.

(2)	See Note 17, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 42% of mortgage backed securities as of June 30, 2018 and 39% as of December 31, 2017 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$993	$(15)	$229	$(10)	$1,222	$(25)
U.S. government and agencies	22	0	18	(1)	40	(1)
Corporate securities	973	(26)	208	(22)	1,181	(48)
Mortgage-backed securities:
RMBS	385	(13)	194	(18)	579	(31)
CMBS	245	(5)	77	(5)	322	(10)
Asset-backed securities	121	(1)	3	0	124	(1)
Non-U.S. government securities	102	(3)	112	(19)	214	(22)
Total	$2,841	$(63)	$841	$(75)	$3,682	$(138)
Number of securities (1)		823		240		1,043
Number of securities with OTTI (1)		26		15		40

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	0	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	0	80	(3)	109	(3)
Asset-backed securities	48	0	3	0	51	0
Non-U.S. government securities	20	0	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities (1)		244		264		499
Number of securities with OTTI (1)		17		15		31
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2018, 34 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2018 was $37 million. As of December 31, 2017, of the securities in an unrealized loss position for 12 months or more, 28 securities had unrealized losses greater than 10% of book value with an unrealized loss of $27 million. The Company had determined that the unrealized losses recorded as of June 30, 2018 and December 31, 2017 were yield-related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2018 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2018

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$235	$231
Due after one year through five years	1,456	1,458
Due after five years through 10 years	2,403	2,410
Due after 10 years	4,453	4,736
Mortgage-backed securities:
RMBS	857	844
CMBS	553	546
Total	$9,957	$10,225

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted total $262 million and $287 million, as of June 30, 2018 and December 31, 2017, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,713 million and $1,677 million, based on fair value as of June 30, 2018 and December 31, 2017, respectively.

No material investments of the Company were non-income producing for Six Months 2018 and Six Months 2017, respectively.

Externally Managed Portfolio

As of June 30, 2018, the majority of the investment portfolio is managed by seven outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally do not permit its outside managers to purchase securities rated lower than A- by S&P or A3 by Moody’s, excluding a minimal allocation to corporate securities not rated lower than BBB by S&P or Baa2 by Moody’s.

Internally Managed Portfolio

The investment portfolio tables shown above include both assets managed externally and internally. The table below presents the components of the total investment portfolio that are internally managed (excluding short-term investments). The internally managed portfolio (other than short term investments) represents approximately 11% and 12% of the investment portfolio, on a fair value basis as of June 30, 2018 and December 31, 2017, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) where the Company believes a particular security presents an attractive investment opportunity.

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

The unrealized gains (losses) recognized during Second Quarter 2018 and Six Months 2018 on equity investments held as of June 30, 2018 were $(1) million and $(4) million, respectively.

Internally Managed Portfolio
Carrying Value

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,189	$1,231
Other invested assets	17	20
Alternative investments	81	69
Other	4	5
Total	$1,291	$1,325

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the condensed consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of June 30, 2018	As of December 31, 2017	As of June 30, 2017	As of December 31, 2016
	(in millions)
Cash	$185	$144	$200	$118
Restricted cash (1)	4	0	1	9
Total cash and restricted cash	$189	$144	$201	$127
____________________

(1)	Amounts relate to cash held in trust accounts and are reported in other assets in condensed consolidated balance sheets. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

11.	Insurance Company Regulatory Requirements

Dividend Restrictions and Capital Requirements

Dividends and Return of capital
By Insurance Company Subsidiaries

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Dividends paid by AGC to AGUS	$24	$23	$76	$51
Dividends paid by AGM to AGMH	—	—	73	79
Dividends paid by AG Re to AGL	40	40	80	80
Dividends paid by MAC to Municipal Assurance Holdings Inc. (1)	15	12	15	24
Repurchase of common stock by AGC from AGUS	—	—	200	—
____________________

(1)	Municipal Assurance Holdings Inc. distributed nearly the entire amounts to AGM and AGC, in proportion to their ownership percentages.

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

The maximum amount available during 2018 for AGM to distribute to AGMH as dividends without regulatory approval is estimated to be approximately $185 million. Of such $185 million, $59 million is estimated to be available for distribution in the third quarter of 2018. The maximum amount available during 2018 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $27 million, of which approximately $12 million is available for distribution in the third quarter of 2018.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2018 for AGC to distribute as ordinary dividends is approximately $133 million. Of such $133 million, approximately $16 million is available for distribution in the third quarter of 2018.

Bermuda

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority (Authority). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $324 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2018 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $324 million as of June 30, 2018. Such dividend capacity can be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2018, AG Re had unencumbered assets of approximately $437 million.

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

On January 10, 2017, AGC purchased MBIA UK, a U.K. based insurance company. After the purchase, MBIA UK changed its name to AGLN and continues to file its tax returns in the U.K. as a separate entity. For additional information on the MBIA UK Acquisition, see Note 2, Assumption of Insured Portfolio and Business Combinations.

Assured Guaranty Overseas US Holdings Inc. (AGOUS) and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

Effect of the 2017 Tax Cuts and Jobs Act

On December 22, 2017, the Tax Act was signed into law. The Tax Act changed many items of U.S. corporate income taxation, including a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of non-U.S. subsidiaries. At December 31, 2017, the Company had not completed accounting for the tax effects of the Tax Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. The Company recognized a provisional amount of $61 million, which was included as a component of income tax expense from continuing operations in 2017. The Company will continue to assess its provision for income taxes as future guidance is issued. Any adjustments, if necessary, during the measurement period guidance outlined in SEC Staff Accounting Bulletin No. 118 will be included in the statement of operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. As of June 30, 2018 there have been no adjustments recorded.

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$14	$44	$49	$129
Tax-exempt interest	(6)	(12)	(12)	(24)
Bargain purchase gain	—	—	—	(20)
Change in liability for uncertain tax positions	1	(37)	(6)	(35)
State taxes	(1)	1	1	6
Foreign taxes	6	2	3	3
Taxes on reinsurance	(1)	(1)	(1)	(2)
Other	(1)	0	(2)	(5)
Total provision (benefit) for income taxes	$12	$(3)	$32	$52
Effective tax rate	13.2%	(1.9)%	10.4%	10.0%

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

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
U.S.	$71	$130	$246	$376
Bermuda	24	28	73	161
U.K.	(8)	(8)	(15)	(15)
Total	$87	$150	$304	$522

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
U.S.	$190	$265	$437	$739
Bermuda	36	47	88	104
U.K.	(5)	(4)	(11)	(8)
Total	$221	$308	$514	$835

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

Audits

As of June 30, 2018, AGUS had open tax years with the IRS for 2014 to present. In December 2016, the IRS issued a Revenue Agent Report, for the 2009 - 2012 audit period, which did not identify any material adjustments that were not already accounted for in prior periods. In April 2017, the Company received a final letter from the IRS to close the audit with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. AGOUS has open tax years of 2014 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2016 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2014 to present. The Company's French subsidiary, CIFGE, is under examination for the period January 1, 2015 through December 31, 2016, and has open tax years of 2014 to present.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.7 million for Six Months 2018 and $1 million for the full year 2017. As of June 30, 2018 and December 31, 2017, the Company has accrued $3 million of interest.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of June 30, 2018 and December 31, 2017 that would affect the effective tax rate, if recognized, was $25 million and $31 million, respectively. The Company released $7 million of previously recorded uncertain tax position reserves and accrued interest in the first quarter 2018 due to the closing of the 2013 audit year.

Deferred and Current Tax Assets (Liabilities) (1)

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Deferred tax assets (liabilities)	$67	$98
Current tax assets (liabilities)	86	21
____________________

(1)	Included in other assets or other liabilities on the condensed consolidated balance sheets.

13.	Reinsurance and Other Monoline Exposures

The Company assumes exposure (Assumed Business) and may cede portions of exposure it has insured (Ceded Business) in exchange for premiums, net of ceding commissions. Substantially all of the Company’s Assumed Business and Ceded Business relates to financial guaranty business, except for a modest amount that relates to non-financial guaranty business assumed by AGRO. The Company historically entered into, and with respect to new business originated by AGRO continues to enter into, ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks.

Assumed and Ceded Financial Guaranty Business

The Company has assumed financial guaranty business (Assumed Financial Guaranty Business) from third party insurers, primarily other monoline financial guaranty companies that currently are in runoff and no longer actively writing new business (Legacy Monoline Insurers). Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a portion of the ceding company's premium for the insured risk (typically, net of a ceding commission). The Company, if required, secures its reinsurance obligations to these Legacy Monoline Insurers, typically by depositing in trust assets with a market value equal to its assumed liabilities calculated on a U.S. statutory basis.

As of June 30, 2018, the majority of the Company’s Assumed Financial Guaranty Business consists of business that AGC assumed in the SGI Transaction effective as of June 1, 2018, pursuant to which AGC (among other things) assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The par value on that date of the exposures reinsured totaled approximately $11 billion. The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet Assured Guaranty’s new business underwriting criteria. See Note 2, Assumption of Insured Portfolio and Business Combinations for additional information on the SGI Transaction. The balance of the Company’s Assumed Financial Guaranty Business consists mainly of business that the Company (predominantly AGC and/or AG Re) assumed prior to the 2008-2009 financial crisis from other Legacy Monoline Insurers.

The Company’s facultative and treaty agreements with the Legacy Monoline Insurers are generally subject to termination at the option of the ceding company:

•	if the Company fails to meet certain financial and regulatory criteria and to maintain a specified minimum financial strength rating, or

•	upon certain changes of control of the Company.

Upon termination due to one of the above events, the Company may be required (under some of its reinsurance agreements) to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves calculated on a U.S. statutory basis, attributable to reinsurance assumed pursuant to such agreements after which the Company would be released from liability with respect to the Assumed Financial Guaranty Business.

With respect to a significant portion of the Company's in-force Assumed Financial Guaranty Business from the Legacy Monoline Insurers, based on AG Re's and AGC's current ratings and subject to the terms of each reinsurance agreement, the third party ceding company may have the right to recapture business it had ceded to AG Re and/or AGC, and in connection therewith, to receive payment from AG Re or AGC of an amount equal to the statutory unearned premium (net of ceding commissions) and statutory loss reserves (if any) associated with that business, plus, in certain cases, an additional required payment. As of June 30, 2018, if each third party ceding company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $42 million and $356 million, respectively.

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

Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Premiums Written:
Direct	$62	$72	$135	$181
Assumed	331	7	331	9
Ceded (1)	24	(1)	13	10
Net	$417	$78	$479	$200
Premiums Earned:
Direct	$130	$163	$273	$330
Assumed	9	8	14	14
Ceded	(3)	(9)	(6)	(18)
Net	$136	$162	$281	$326
Loss and LAE:
Direct	$49	$79	$35	$146
Assumed	(5)	(3)	(8)	0
Ceded	0	(4)	(1)	(15)
Net	$44	$72	$26	$131
 ____________________
(1)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Exposure to Reinsurers and Other Monolines (1)

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Due (To) From:
Assumed premium, net of commissions	$94	$53
Ceded premium, net of commissions	(28)	(42)
Assumed expected loss to be paid	(60)	(71)
Ceded expected loss to be paid	24	29
Outstanding Exposure:
Financial guaranty
Ceded par outstanding (2)	2,856	4,434
Assumed par outstanding	18,488	8,383
Second-to-pay insured par outstanding (3)	8,358	6,605
Non-financial guaranty exposure (see Note 4)
Ceded	233	159
Assumed	1,050	974
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of June 30, 2018 and December 31, 2017 was approximately $96 million and $118 million, respectively.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $260 million and $296 million, is rated BIG as of June 30, 2018 and December 31, 2017, respectively.

(3)
The par on second-to-pay exposure where the primary insurer and underlying transaction rating are both BIG and/or not rated is $183 million and $204 million as of June 30, 2018 and December 31, 2017, respectively. Second-to-pay insured par outstanding represents transactions the Company has insured that are insured directly by another monoline financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the underlying insured obligation and the primary financial guarantor insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer.

Commutations

During the first quarter of 2017, the Company entered into a commutation agreement to reassume the entire portfolio previously ceded to one of its unaffiliated reinsurers, consisting predominantly (over 97%) of U.S. public finance and international public and project finance exposures. During the first quarter of 2018, the Company entered into a commutation agreement to reassume U.S. RMBS transactions previously ceded to one of its unaffiliated reinsurers. During Second Quarter 2018, in connection with AGC’s reinsurance of substantially all of SGI’s insured portfolio described above, the Company also entered into a commutation agreement to reassume a book of business it had ceded to SGI (but excluding certain outstanding cessions to SGI with ceded U.S. statutory loss reserves). See Note 2, Assumption of Insured Portfolio and Business Combinations for additional information on the SGI Transaction. The table below summarizes the effect of commutations.

Commutations of Ceded Reinsurance Contracts

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Increase (decrease) in net unearned premium reserve	$56	$—	$60	$18
Increase (decrease) in net par outstanding	1,191	—	1,233	1,173
Commutation gains (losses)	(18)	—	(17)	73

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

Assumed and Ceded Non-Financial Guaranty Business

As described in Note 4, Outstanding Exposure, Non-Financial Guaranty Insurance, the Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also retrocedes some of this business to third party reinsurers. The downgrade of AGRO’s financial strength rating by S&P below “A” would require AGRO to post, as of June 30, 2018, an estimated $3 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of June 30, 2018, an estimated $9 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded business upon certain triggering events, such as reinsurer rating downgrades.

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

In addition, in the ordinary course of their respective businesses, certain of AGL's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, the Company has commenced a number of legal actions in the Federal District Court for Puerto Rico to enforce its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See "Exposure to Puerto Rico" section of Note 4, Outstanding Exposure, for a description of such actions. See "Recovery Litigation" section of Note 5, Expected Loss to be Paid, for a description of recovery litigation unrelated to Puerto Rico. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

The Company also receives subpoenas duces tecum and interrogatories from regulators from time to time.

Litigation

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. On July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s cause of action for breach of the implied covenant of good faith and fair dealing with respect to the design and execution of a market quotation auction process, and also dismissed LBIE’s cause of action for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s sole remaining claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On July 31, 2018, AGFP filed a notice of appeal seeking reversal of the portions of the ruling denying AGFP’s motion for summary judgment with respect to LBIE’s remaining claim for breach of contract.

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of June 30, 2018		As of December 31, 2017
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	497	500	496
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	844	850	843
AGMH(3):
67/8% QUIBS (1)	100	70	100	70
6.25% Notes (1)	230	142	230	142
5.6% Notes (1)	100	57	100	57
Junior Subordinated Debentures (2)	300	195	300	192
Total AGMH	730	464	730	461
AGM:
AGM Notes Payable	5	5	6	6
Total AGM	5	5	6	6
Purchased debt	(75)	(49)	(28)	(18)
Total	$1,510	$1,264	$1,558	$1,292
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations.

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)
 Carrying amounts are different than principal amounts due primarily to fair value adjustments at the date of AGMH acquisition, which are accreted or amortized into interest expense over the remaining terms of these obligations.

The following table presents the principal amounts of AGMH's outstanding Junior Subordinated Debentures that AGUS purchased and the loss on extinguishment of debt recognized by the Company.

Purchased Debt
of AGMH's outstanding Junior Subordinated Debentures

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Principal amount repurchased	$27	$22	$47	$22
Loss on extinguishment of debt (1)	10	7	17	7
 ____________________

(1)
Included in other income in the condensed consolidated statements of operations. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2016, the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. During 2017, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. As of June 30, 2018, $60 million remained outstanding.

Committed Capital Securities

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company does not consider itself to be the primary beneficiary of the trusts and the trusts are not consolidated in Assured Guaranty's financial statements.

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

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$75	$153	$272	$470
Less: Distributed and undistributed income (loss) available to nonvested shareholders	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$75	$153	$272	$470
Basic shares	111.7	121.3	113.4	123.3
Basic EPS	$0.67	$1.26	$2.39	$3.81

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$75	$153	$272	$470
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$75	$153	$272	$470

Basic shares	111.7	121.3	113.4	123.3
Dilutive securities:
Options and restricted stock awards	1.2	1.4	1.4	1.6
Diluted shares	112.9	122.7	114.8	124.9
Diluted EPS	$0.67	$1.24	$2.37	$3.76
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.1	0.2	0.1

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, March 31, 2018	$146	$118	$(35)	$(23)	$8	$214
Other comprehensive income (loss) before reclassifications	(64)	6	3	(9)	—	(64)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	0	—	—	—	1
Fair value gains (losses) on FG VIEs	—	—	1	—	—	1
Total before tax	1	0	1	—	—	2
Tax (provision) benefit	0	0	0	—	—	0
Total amount reclassified from AOCI, net of tax	1	0	1	—	—	2
Net current period other comprehensive income (loss)	(63)	6	4	(9)	—	(62)
Balance, June 30, 2018	$83	$124	$(31)	$(32)	$8	$152

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2017

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, March 31, 2017	$170	$66	$(37)	$7	$206
Other comprehensive income (loss) before reclassifications	62	46	10	—	118
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(6)	(8)	—	—	(14)
Total before tax	(6)	(8)	—	—	(14)
Tax (provision) benefit	2	3	—	—	5
Total amount reclassified from AOCI, net of tax	(4)	(5)	—	—	(9)
Net current period other comprehensive income (loss)	58	41	10	—	109
Balance, June 30, 2017	$228	$107	$(27)	$7	$315

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2017	$273	$120	$—	$(29)	$8	$372
Effect of adoption of ASU 2016-01 (see Note 1)	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(186)	(5)	(1)	(3)	—	(195)
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(5)	11	—	—	—	6
Fair value gains (losses) on FG VIEs	—	—	4	—	—	4
Total before tax	(5)	11	4	—	—	10
Tax (provision) benefit	0	(2)	(1)	—	—	(3)
Total amount reclassified from AOCI, net of tax	(5)	9	3	—	—	7
Net current period other comprehensive income (loss)	(191)	4	2	(3)	—	(188)
Balance, June 30, 2018	$83	$124	$(31)	$(32)	$8	$152
Changes in Accumulated Other Comprehensive Income by Component
Six Months 2017

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Other comprehensive income (loss) before reclassifications	106	96	12	—	214
Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(47)	1	—	—	(46)
Net investment income	(28)	—	—	—	(28)
Total before tax	(75)	1	—	—	(74)
Tax (provision) benefit	26	0	—	—	26
Total amount reclassified from AOCI, net of tax	(49)	1	—	—	(48)
Net current period other comprehensive income (loss)	57	97	12	—	166
Balance, June 30, 2017	$228	$107	$(27)	$7	$315

Share Repurchases

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2017 (January 1 - March 31)	5,430,041	$216	$39.83
2017 (April 1 - June 30, 2017)	3,456,711	135	39.05
2017 (July 1 - September 30, 2017)	1,847,901	80	43.29
2017 (October 1 - December 31, 2017)	1,934,990	70	36.18
Total 2017	12,669,643	$501	$39.57
2018 (January 1 - March 31)	2,787,936	98	35.20
2018 (April 1 - June 30)	4,163,190	152	36.48
2018 (July 1 through August 2, 2018)	1,357,121	50	36.84
Total 2018	8,308,247	$300	$36.11
Cumulative repurchases since the beginning of 2013	89,621,097	$2,516	$28.08

The Board of Directors (the Board) most recently authorized share repurchases on August 1, 2018, for an additional $250 million. As of August 2, 2018, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $298 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

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

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities (see Note 15, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents their subsidiaries on the equity method of accounting. The following tables reflect transfers of businesses between entities within the consolidated group consistently for all prior periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$33	$386	$21	$11,358	$(375)	$11,423
Investment in subsidiaries	6,538	5,893	3,991	220	(16,642)	—
Premiums receivable, net of commissions payable	—	—	—	1,127	(195)	932
Ceded unearned premium reserve	—	—	—	986	(920)	66
Deferred acquisition costs	—	—	—	143	(41)	102
Intercompany receivable	—	—	—	60	(60)	—
FG VIEs’ assets, at fair value	—	—	—	627	—	627
Dividend receivable from affiliate	51	—	—	—	(51)	—
Other	24	58	50	1,554	(704)	982
TOTAL ASSETS	$6,646	$6,337	$4,062	$16,075	$(18,988)	$14,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,610	$(975)	$3,635
Loss and LAE reserve	—	—	—	1,648	(321)	1,327
Long-term debt	—	844	464	5	(49)	1,264
Intercompany payable	—	60	—	300	(360)	—
Credit derivative liabilities	—	—	—	288	(30)	258
FG VIEs’ liabilities, at fair value	—	—	—	679	—	679
Dividend payable to affiliate	—	51	—	—	(51)	—
Other	12	39	70	731	(517)	335
TOTAL LIABILITIES	12	994	534	8,261	(2,303)	7,498
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,634	5,343	3,528	7,594	(16,465)	6,634
Noncontrolling interest	—	—	—	220	(220)	—
TOTAL SHAREHOLDERS' EQUITY	6,634	5,343	3,528	7,814	(16,685)	6,634
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,646	$6,337	$4,062	$16,075	$(18,988)	$14,132

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$319	$28	$11,484	$(328)	$11,539
Investment in subsidiaries	6,794	6,126	4,048	216	(17,184)	—
Premiums receivable, net of commissions payable	—	—	—	1,074	(159)	915
Ceded unearned premium reserve	—	—	—	1,002	(883)	119
Deferred acquisition costs	—	—	—	144	(43)	101
Intercompany receivable	—	—	—	60	(60)	—
FG VIEs’ assets, at fair value	—	—	—	700	—	700
Other	26	59	40	1,736	(802)	1,059
TOTAL ASSETS	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,423	$(948)	$3,475
Loss and LAE reserve	—	—	—	1,793	(349)	1,444
Long-term debt	—	843	461	6	(18)	1,292
Intercompany payable	—	60	—	300	(360)	—
Credit derivative liabilities	—	—	—	308	(37)	271
FG VIEs’ liabilities, at fair value	—	—	—	757	—	757
Other	17	59	71	740	(532)	355
TOTAL LIABILITIES	17	962	532	8,327	(2,244)	7,594
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,839	5,542	3,584	7,873	(16,999)	6,839
Noncontrolling interest	—	—	—	216	(216)	—
TOTAL SHAREHOLDERS’ EQUITY	6,839	5,542	3,584	8,089	(17,215)	6,839
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$139	$(3)	$136
Net investment income	0	2	0	100	(3)	99
Net realized investment gains (losses)	—	0	—	(2)	0	(2)
Net change in fair value of credit derivatives	—	—	—	48	0	48
Other	3	0	—	(9)	(54)	(60)
TOTAL REVENUES	3	2	0	276	(60)	221
EXPENSES
Loss and LAE	—	—	—	46	(2)	44
Amortization of deferred acquisition costs	—	—	—	5	(1)	4
Interest expense	—	12	14	2	(4)	24
Other operating expenses	10	0	1	95	(44)	62
TOTAL EXPENSES	10	12	15	148	(51)	134
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(10)	(15)	128	(9)	87
Total (provision) benefit for income taxes	—	2	3	(20)	3	(12)
Equity in net earnings of subsidiaries	82	64	9	6	(161)	—
NET INCOME (LOSS)	$75	$56	$(3)	$114	$(167)	$75
Less: noncontrolling interest	—	—	—	6	(6)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$75	$56	$(3)	$108	$(161)	$75

COMPREHENSIVE INCOME (LOSS)	$13	$7	$(53)	$52	$(6)	$13

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$288	$(7)	$281
Net investment income	0	4	0	202	(6)	200
Net realized investment gains (losses)	—	0	0	(7)	0	(7)
Net change in fair value of credit derivatives	—	—	—	82	0	82
Other	6	0	—	64	(112)	(42)
TOTAL REVENUES	6	4	0	629	(125)	514
EXPENSES
Loss and LAE	—	—	—	30	(4)	26
Amortization of deferred acquisition costs	—	—	—	11	(2)	9
Interest expense	—	24	27	5	(8)	48
Other operating expenses	20	3	1	200	(97)	127
TOTAL EXPENSES	20	27	28	246	(111)	210
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(14)	(23)	(28)	383	(14)	304
Total (provision) benefit for income taxes	—	5	6	(45)	2	(32)
Equity in net earnings of subsidiaries	286	225	111	13	(635)	—
NET INCOME (LOSS)	$272	$207	$89	$351	$(647)	$272
Less: noncontrolling interest	—	—	—	13	(13)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$272	$207	$89	$338	$(634)	$272

COMPREHENSIVE INCOME (LOSS)	$84	$74	$(7)	$163	$(230)	$84

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$333	$(7)	$326
Net investment income	0	1	0	224	(2)	223
Net realized investment gains (losses)	—	0	0	62	(15)	47
Net change in fair value of credit derivatives	—	—	—	48	0	48
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58	—	58
Other	5	—	—	225	(97)	133
TOTAL REVENUES	5	1	0	950	(121)	835
EXPENSES
Loss and LAE	—	—	—	51	80	131
Amortization of deferred acquisition costs	—	—	—	11	(3)	8
Interest expense	—	24	27	5	(7)	49
Other operating expenses	20	7	1	195	(98)	125
TOTAL EXPENSES	20	31	28	262	(28)	313
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(15)	(30)	(28)	688	(93)	522
Total (provision) benefit for income taxes	—	9	11	(100)	28	(52)
Equity in net earnings of subsidiaries	485	337	254	14	(1,090)	—
NET INCOME (LOSS)	$470	$316	$237	$602	$(1,155)	$470
Less: noncontrolling interest	—	—	—	14	(14)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$470	$316	$237	$588	$(1,141)	$470

COMPREHENSIVE INCOME (LOSS)	$636	$468	$316	$730	$(1,514)	$636

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$296	$88	$43	$524	$(507)	$444
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(27)	(12)	(863)	23	(879)
Sales	—	11	2	579	—	592
Maturities	—	10	0	523	—	533
Sales (purchases) of short-term investments, net	3	(78)	16	(245)	—	(304)
Net proceeds from FG VIEs’ assets	—	—	—	60	—	60
Proceeds from stock redemption and return of capital from subsidiaries	—	200	—	—	(200)	—
Other	—	(15)	—	(1)	—	(16)
Net cash flows provided by (used in) investing activities	3	101	6	53	(177)	(14)
Cash flows from financing activities
Return of capital	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—
Dividends paid	(37)	(222)	(50)	(235)	507	(37)
Repurchases of common stock	(250)	—	—	(200)	200	(250)
Repurchases of common stock to pay withholding taxes	(13)	—	—	—	—	(13)
Net paydowns of FG VIEs’ liabilities	—	—	—	(61)	—	(61)
Paydown of long-term debt	—	—	—	(1)	(23)	(24)
Proceeds from options exercises	1	—	—	—	—	1
Net cash flows provided by (used in) financing activities	(299)	(222)	(50)	(497)	684	(384)
Effect of exchange rate changes	—	—	—	(1)	—	(1)
Increase (decrease) in cash and restricted cash	0	(33)	(1)	79	—	45
Cash and restricted cash at beginning of period	0	33	2	109	—	144
Cash and restricted cash at end of period	$0	$0	$1	$188	$—	$189

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$387	$109	$55	$264	$(617)	$198
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(54)	(5)	(1,089)	5	(1,143)
Sales	—	79	6	693	—	778
Maturities	—	7	0	455	—	462
Sales (purchases) of short-term investments, net	9	206	(8)	(187)	—	20
Net proceeds from FG VIEs’ assets	—	—	—	81	—	81
Investment in subsidiaries	—	(28)	—	(139)	167	—
Proceeds from sale of subsidiaries	—	—	—	139	(139)	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	68	—	68
Net cash flows provided by (used in) investing activities	9	210	(7)	116	33	361
Cash flows from financing activities
Capital contribution	—	—	25	3	(28)	—
Dividends paid	(36)	(320)	(73)	(224)	617	(36)
Repurchases of common stock	(351)	—	—	—	—	(351)
Repurchases of common stock to pay withholding taxes	(12)	—	—	—	—	(12)
Net paydowns of FG VIEs’ liabilities	—	—	—	(86)	—	(86)
Paydown of long-term debt	—	—	—	(1)	(5)	(6)
Proceeds from options exercises	3	—	—	—	—	3
Net cash flows provided by (used in) financing activities	(396)	(320)	(48)	(308)	584	(488)
Effect of exchange rate changes	—	—	—	3	—	3
Increase (decrease) in cash and restricted cash	—	(1)	—	75	—	74
Cash and restricted cash at beginning of period	0	1	0	126	—	127
Cash and restricted cash at end of period	$0	$0	$0	$201	$—	$201

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in the world’s credit markets, segments thereof, interest rates or general economic conditions;

•	the impact of market volatility on the mark-to-market of Assured Guaranty’s contracts written in credit default swap (CDS) form;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions;

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

Economic Environment

The positive economic momentum in the United States (U.S.) since the beginning of 2016 continued through June 30, 2018. According to the U.S. Bureau of Labor Statistics (BLS), after revisions, job gains averaged 211,000 per month over the three-month period ended June 30, 2018 (Second Quarter 2018) and the unemployment rate stood at 4%, hovering near an 18-year low.

According to initial estimates, real gross domestic product (GDP) increased at a growth rate of 4.1% in Second Quarter 2018, representing the seventeenth consecutive quarter of positive growth in real GDP.

U.S. home prices also continued to rise, as measured by the S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, which reported an annual gain in May 2018, the latest data available, of 6.4% while the 20-City Composite posted a 6.5% year-over-year gain.

At the June 2018 Federal Open Market Committee (FOMC) meeting, the FOMC raised the target range for the federal funds rate to between 1.75% and 2.00%, citing rising economic activity and a strengthening labor market. The FOMC reiterated that monetary policy remains accommodative to support strong labor market conditions and a 2% inflation target. The FOMC stated it expected future gradual increases in the target range this year consistent with expansion of economic activity. It also released an estimate in June that U.S. GDP growth will rise 2.8% in 2018.

The U.S. equity markets overall this quarter returned to positive performance. For the quarter, the S&P 500 Index and NASDAQ Composite, along with other indices such as the Russell 1000 Growth Index, finished appreciably higher. The Dow Jones Industrial Average (DJIA)’s positive returns were more muted, finishing only slightly in positive territory.

Average municipal interest rates remained above the historic lows experienced in 2016, during which the 30-year AAA Municipal Market Data’s (MMD’s) rates were at times below 2%. The 30-year AAA MMD rate started the quarter at 2.95%, reaching a high of 3.16% on April 25, 2018, and finished the quarter much where it began at 2.94%.

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2018	2017	2018	2017

Net income (loss)	$75	$153	$272	$470
Non-GAAP operating income(1)	74	141	229	414
Gain (loss) related to the effect of consolidating financial guaranty variable interest entities (FG VIE consolidation) included in non-GAAP operating income	(4)	5	1	10

Net income (loss) per diluted share	$0.67	$1.24	$2.37	$3.76
Non-GAAP operating income per share(1)	0.66	1.16	1.99	3.32
Gain (loss) related to FG VIE consolidation included in non-GAAP operating income per share	(0.03)	0.05	0.01	0.08

Diluted shares	112.9	122.7	114.8	124.9

Gross written premiums (GWP)	$393	$79	$466	$190
Present value of new business production (PVP)(1)	454	70	515	169
Gross par written	14,571	5,140	16,773	9,831

	As of June 30, 2018		As of December 31, 2017
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,634	$60.52	$6,839	$58.95
Non-GAAP operating shareholders' equity(1)	6,423	58.60	6,521	56.20
Non-GAAP adjusted book value(1)	9,079	82.83	9,020	77.74
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	7	0.07	5	0.03
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(12)	(0.11)	(14)	(0.12)
Common shares outstanding (2)	109.6		116.0
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

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of financial guaranty variable interest entities (FG VIEs) and committed capital securities (CCS), changes fair value of credit derivatives related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in the Company's and/or collateral credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIEs’ assets and liabilities. Effective January 1, 2018, the change in fair value of FG VIEs’ liabilities with recourse attributed to changes in Assured Guaranty Corp.'s (AGC) and Assured Guaranty Municipal Corp.'s (AGM) own credit spreads, or instrument specific credit risk (ISCR) is recorded in other comprehensive income (OCI). In addition to non-economic factors, other factors such as: changes in expected claims and recoveries, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including other-than-temporary impairments (OTTI)), the effects of large settlements, commutations, acquisitions, and the effects of the Company's various loss mitigation strategies, and changes in laws and regulations, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Second Quarter 2018

Net income for Second Quarter 2018 was $75 million compared with $153 million for the three-month period ended June 30, 2017 (Second Quarter 2017). The decline in net income was primarily due to losses on foreign exchange remeasurement in Second Quarter 2018 compared to gains in Second Quarter 2017, lower net earned premiums, and realized losses on investments in Second Quarter 2018 compared to realized gains in Second Quarter 2017. The Company also recorded a commutation loss on the Syncora Guarantee Inc. (SGI) reassumption in Second Quarter 2018, and had a higher effective tax rate. Unrealized gains on credit derivatives and lower loss expense partially offset the decline in net income.

Non-GAAP operating income was $74 million in Second Quarter 2018, compared with $141 million in Second Quarter 2017. Lower non-GAAP operating income in Second Quarter 2018 was primarily due to lower net earned premiums, a commutation loss on the SGI Transaction in Second Quarter 2018, and a higher effective tax rate, offset by lower loss expense.

Six Months 2018

Net income for the six-month period ended June 30, 2018, (Six Months 2018) was $272 million compared with $470 million for the six-month period ended June 30, 2017 (Six Months 2017). Net income for Six Months 2017 was higher due primarily to significant gains attributable to commutation gains, gains on the acquisition of MBIA UK Insurance Limited (MBIA UK) (MBIA UK Acquisition) and the release of tax reserves for uncertain tax positions. Six Months 2018 had foreign exchange remeasurement losses compared to gains in Six Months 2017, and lower net earned premiums, partially offset by higher fair value gains of credit derivatives and lower loss and loss adjustment expense (LAE).

The Company reported operating income (non-GAAP) of $229 million in Six Months 2018, compared with $414 million in Six Months 2017. Lower non-GAAP operating income in Six Months 2018 was primarily due to commutation gains, gains on MBIA UK Acquisition in 2017 and the release of tax reserves for uncertain tax positions, partially offset by lower loss and LAE.

Shareholders' equity decreased since December 31, 2017 due primarily to share repurchases and unrealized losses on available for sale investment securities, partially offset by net income. Non-GAAP operating shareholders' equity decreased in Six Months 2018 due primarily to share repurchases partially offset by positive non-GAAP operating income. Non-GAAP adjusted book value increased in Six Months 2018 due primarily to the SGI Transaction and new direct business production partially offset by share repurchases and dividends.

Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share all increased in Six Months 2018, benefited by the repurchase program that has been in place since the beginning of 2013. See "Accretive Effect of Cumulative Repurchases" table below.

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

On the other hand, the persistently low interest rate environment has dampened demand for bond insurance, and provisions in the 2017 Tax Cuts and Jobs Act (Tax Act), such as the termination of the tax-exempt status of advance refunding bonds and the reduction in corporate tax rates, could result in a reduction of supply and make municipal obligations less attractive to certain institutional investors.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2018	Six Months 2017	Year Ended December 31, 2017
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$155.9	$187.2	$409.5
Total insured	$9.1	$11.8	$23.0
Insured by Assured Guaranty	$5.1	$7.0	$13.5
Number of issues:
New municipal bonds issued	4,302	5,280	10,589
Total insured	625	865	1,637
Insured by Assured Guaranty	283	438	833
Bond insurance market penetration based on:
Par	5.8%	6.3%	5.6%
Number of issues	14.5%	16.4%	15.5%
Single A par sold	19.2%	27.8%	23.3%
Single A transactions sold	53.2%	59.4%	57.3%
$25 million and under par sold	17.8%	20.0%	18.7%
$25 million and under transactions sold	17.0%	19.0%	18.3%
____________________
(1)    Source: Thomson Reuters.

Gross Written Premiums and
New Business Production

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
GWP
Public Finance—U.S.	$170	$44	$203	$95
Public Finance—non-U.S.	55	26	94	84
Structured Finance—U.S.	158	1	159	2
Structured Finance—non-U.S.	10	8	10	9
Total GWP	$393	$79	$466	$190

PVP (1):
Public Finance—U.S.	$234	$46	$269	$98
Public Finance—non-U.S.	53	14	79	54
Structured Finance—U.S. (2)	158	0	158	5
Structured Finance—non-U.S. (3)	9	10	9	12
Total PVP	$454	$70	$515	$169
Gross Par Written (1):
Public Finance—U.S.	$10,675	$4,832	$12,679	$8,262
Public Finance—non-U.S.	3,345	181	3,532	1,171
Structured Finance—U.S. (2)	393	—	404	243
Structured Finance—non-U.S. (3)	158	127	158	155
Total gross par written	$14,571	$5,140	$16,773	$9,831
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)    Includes capital relief triple-X excess of loss life reinsurance transactions written in 2017.

(3)    Relates to aircraft residual value insurance (RVI) policies.

Second Quarter 2018

Financial guaranty GWP includes amounts collected upfront on new business written, the present value of future premiums on new business written (discounted at risk free rates), as well as the effects of changes in the estimated lives of transactions in the inforce book of business. Non-financial guaranty GWP is recorded over time as installments are received. Non-GAAP PVP includes upfront premiums on new business and future expected installments at the time of issuance, discounted at 6% for all contracts.

Variances in GWP between Second Quarter 2018 and Second Quarter 2017 are due to the volume of new business written and to a lesser extent, changes in expected lives.

GWP and PVP for the quarter reached a 10-year record due to the assumption of substantially all of SGI's insured portfolio. The reinsured portfolio from SGI consists predominantly of public finance and infrastructure obligations that meet AGC’s underwriting criteria. As consideration SGI paid $363 million and assigned financial guaranty and derivative installments with a present value of $48 million (discounted at 6%, the rate used for non-GAAP PVP) to Assured Guaranty, for a total of $411, of which $391 million was attributable to the newly reinsured book of business.

On a GAAP basis, the SGI Transaction generated GWP of $330 million, plus $86 million in expected future credit derivative gains, and included transactions with $131 million in expected losses (discounted at the risk free rate). See Part I, Item 1, Financial Statements, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information.

On a non-GAAP basis, the SGI Transaction generated PVP of $391 million, and included transactions with $83 million in expected losses (assuming a 6% discount rate consistent with the non-GAAP PVP discount rate).

The components of the newly assumed SGI insured portfolio are presented below.

Assumed SGI Insured Portfolio

	GWP	PVP (1)
	Financial Guaranty	Financial Guaranty	Credit Derivatives	Total	Gross Par Written(1)
	(in millions)
Public Finance—U.S.	$123	$118	$67	$185	$7,559
Public Finance—non-U.S.	50	38	12	50	3,345
Structured Finance—U.S.	157	156	—	156	349
Structured Finance—non-U.S.	0	0	—	0	19
Total	$330	$312	$79	$391	$11,272

____________________

(1)	See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

Excluding the assumed business from SGI, U.S. public finance PVP was 7% higher compared to Second Quarter 2017, despite a 7% decline in new U.S. municipal bonds issued. Assured Guaranty once again guaranteed the majority of insured par issued for Second Quarter 2018.

Outside the U.S. the Company closed U.K. regulated utility transactions in the secondary market. This is the eleventh consecutive quarter that the Company generated PVP outside the United States. Quarterly business activity in the international infrastructure sector is influenced by typically long lead times and therefore may vary from quarter to quarter.

In addition, the Company generated $9 million of non-U.S. structured finance PVP in Second Quarter 2018 compared with $10 million in Second Quarter 2017 comprising insurance and reinsurance of aircraft RVI policies. Structured finance transactions tend to have long lead times and may vary from period to period.

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

Six Months 2018

In Six Months 2018, GWP increased to $466 million from $190 million in Six Months 2017, and PVP increased to $515 million from $169 million, due to the SGI assumption. The average rating on new business written was A- for Six Months 2018.

Excluding the SGI assumption, the Company generated U.S. public finance PVP of $84 million in Six Months 2018. Excluding one large structured infrastructure financing written in Six Months 2017, U.S. public finance PVP excluding the SGI assumption in Six Months 2018 was consistent with Six Months 2017.

Excluding the SGI assumption, the Company generated public finance PVP of $29 million outside the U.S. in Six Months 2018 compared with $54 million in Six Months 2017. The higher PVP in 2017 was due mainly to several large transactions. Excluding the SGI assumption, structured finance PVP in Six Months 2018 and Six Months 2017 related primarily to the insurance and reinsurance of aircraft RVI policies.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

From 2013 through August 2, 2018, the Company has repurchased 89.6 million common shares for approximately $2,516 million. The Board of Directors authorized, on August 1, 2018, an additional $250 million of share repurchases. As of August 2, 2018, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $298 million of its common shares. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.51	$21.12
2014	590	24.41	24.17
2015	555	21.00	26.43
2016	306	10.72	28.53
2017	501	12.67	39.57
2018 (First Quarter)	98	2.79	35.20
2018 (Second Quarter)	152	4.16	36.48
2018 (July 1 through August 2, 2018)	50	1.36	36.84
Cumulative repurchases since the beginning of 2013	$2,516	89.62	$28.08

Accretive Effect of Cumulative Repurchases (1)

	Second Quarter 2018	Six Months 2018	As of June 30, 2018
	(per share)
Net income	$0.22	$0.85
Non-GAAP operating income	0.21	0.69
Shareholders' equity			$14.37
Non-GAAP operating shareholders' equity			13.55
Non-GAAP adjusted book value			24.36
_________________

(1)	Cumulative repurchases since the beginning of 2013.

On December 21, 2017, the Maryland Insurance Administration approved, and in January 2018 AGC repurchased, $200 million in shares of its common stock from its direct parent, Assured Guaranty US Holdings Inc. (AGUS).

The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in Second Quarter 2018 and Six Months 2018, AGUS purchased $27 million and $47 million, respectively, of Assured Guaranty Municipal Holdings Inc.'s (AGMH) outstanding Junior Subordinated Debentures, which resulted in loss on extinguishment of debt of $10 million in Second Quarter 2018 and $17 million in Six Months 2018. The Company may choose to make additional purchases of this or other Company debt in the future.

Since June 2017, the Company has repurchased $75 million of its debt principal outstanding.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. The Company terminated investment grade financial guaranty and CDS contracts with net par of $147 million and $131 million in Second Quarter 2018 and Second Quarter 2017, respectively. The Company terminated investment grade financial guaranty and CDS contracts with net par of $537 million and $298 million in Six Months 2018 and Six Months 2017, respectively.

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

Assumption of Insured Portfolio and Acquisitions. On June 1, 2018, AGC closed the SGI Transaction under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and reassumed of a book of business previously ceded to SGI by AGM (SGI Transaction). The net par value of exposures reinsured and commuted totaled approximately $12 billion. See New Business Production above, and Part I, Item 1, Financial Statements, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information. The SGI Transaction reduced shareholders' equity by $0.16 per share, and increased non-GAAP adjusted book value by $2.25 per share. Additionally, beginning on June 1, 2018, on behalf of SGI, AGC began providing certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing. See New Business Production above, and Part I, Item 1, Financial Statements, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information.

On January 10, 2017, AGC completed its acquisition of MBIA UK, which added a total of $12 billion in net par. At acquisition, MBIA UK contributed shareholders' equity of $84 million and non-GAAP adjusted book value of $322 million. For additional information on the MBIA UK Acquisition, see Note 2, Acquisitions, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017.

The commutation component of the SGI Transaction resulted in a commutation loss of $18 million in Second Quarter 2018. Commutation losses were $17 million in Six Months 2018 and gains of $73 million in Six Months 2017. The commutations added net unearned premium reserve of $56 million in Second Quarter 2018, $60 million in Six Months 2018 and $18 million in Six Months 2017. There were no commutations in Second Quarter 2017. The Company may also in the future enter into new commutation agreements to reassume portions of its remaining ceded business. See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

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

    The Company also continues to purchase attractively priced obligations, including BIG obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of assets purchased for loss mitigation purposes as of June 30, 2018 (excluding the value of the Company's insurance) was $1,110 million, with a par of $1,610 million (including bonds related to FG VIEs of $40 million in fair value and $222 million in par).

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

Other Events

The Company is evaluating the impact on its business of the referendum held in the U.K on June 23, 2016, in which a majority voted for the U.K. to exit the EU, known as “Brexit”. Negotiations are ongoing to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. The Company believes that the negotiations are likely to last at least until December 2018. Brexit may impact laws, rules and regulations applicable to the Company’s U.K. subsidiaries and U.K. operations. The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on the economies of the markets the Company serves.

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

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of investments and FG VIEs’ assets, represented approximately 17% of the total assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. All of the Company's liabilities that are measured at fair value are Level 3. See Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Net earned premiums	$136	$162	$281	$326
Net investment income	99	101	200	223
Net realized investment gains (losses)	(2)	15	(7)	47
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	1	5	3	20
Net unrealized gains (losses)	47	(11)	79	28
Net change in fair value of credit derivatives	48	(6)	82	48
Fair value gains (losses) on FG VIEs	2	12	6	22
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58
Commutation gains (losses)	(18)	—	(17)	73
Other income (loss)	(44)	24	(31)	38
Total revenues	221	308	514	835
Expenses:
Loss and LAE	44	72	26	131
Amortization of deferred acquisition costs	4	4	9	8
Interest expense	24	25	48	49
Other operating expenses	62	57	127	125
Total expenses	134	158	210	313
Income (loss) before provision for income taxes	87	150	304	522
Provision (benefit) for income taxes	12	(3)	32	52
Net income (loss)	$75	$153	$272	$470

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

Net Earned Premiums

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$76	$81	$148	$164
Accelerations:
Refundings	35	49	81	105
Terminations	1	1	7	1
Total accelerations	36	50	88	106
Total public finance	112	131	236	270
Structured finance(1)
Scheduled net earned premiums and accretion	20	21	40	44
Terminations	3	9	3	11
Total structured finance	23	30	43	55
Other	1	1	2	1
Total net earned premiums	$136	$162	$281	$326
____________________

(1)	Excludes $3 million and $4 million for Second Quarter 2018 and 2017, respectively, and $6 million and $8 million for Six Months 2018 and 2017, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Second Quarter 2018 compared with Second Quarter 2017 and Six Months 2018 compared with Six Months 2017 due primarily to reduced refunding activity due to a reduction in the insured portfolio as well as fewer advanced refunding bonds, caused by changes in tax law. At June 30, 2018, $3.6 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The SGI Transaction contributed $375 million of net unearned premium reserve.

Net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company's contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and had been at historically high levels in recent years due primarily to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Act regarding the termination of the tax-exempt status of advance refunding bonds is expected to result in fewer refundings in the future.

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

Net Investment Income (1)

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Income from fixed-maturity securities managed by third parties	$74	$75	$149	$150
Income from internally managed securities (1)	28	28	56	77
Gross investment income	102	103	205	227
Investment expenses	(3)	(2)	(5)	(4)
Net investment income	$99	$101	$200	$223
____________________

(1)
Net investment income excludes $1 million and $1 million for Second Quarter 2018 and 2017, respectively, and $2 million and $2 million for Six Months 2018 and 2017, respectively, related to securities in the investment portfolio owned by AGC and AGM that were issued by consolidated FG VIEs.

Net investment income for Six Months 2018 decreased compared to Six Months 2017 due primarily to the accretion on the Zohar II Notes prior to the MBIA UK Acquisition date.

The overall pre-tax book yield was 3.70% as of June 30, 2018 and 3.71% as of June 30, 2017, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.17% as of June 30, 2018 compared with 3.21% as of June 30, 2017.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Gross realized gains on available-for-sale securities	$2	$26	$11	$69
Gross realized losses on available-for-sale securities	(1)	(4)	(6)	(6)
Net realized gains (losses) on other invested assets	0	0	(1)	0
Other-than-temporary impairment	(3)	(7)	(11)	(16)
Net realized investment gains (losses)	$(2)	$15	$(7)	$47

Second Quarter 2018 gross realized gains were lower than Second Quarter 2017 due mainly to the sale of investments from the internally managed portfolio in Second Quarter 2017. Realized gains in Six Months 2018 were lower compared to Six Months 2017 due primarily to the gain on sale of the Zohar II Notes exchanged in the MBIA UK Acquisition in January 2017. OTTI in all periods presented were primarily attributable to securities purchased for loss mitigation purposes.

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

During Second Quarter 2018, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gain in the Pooled Corporate Obligations sector. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Six Months 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

During Second Quarter 2017, unrealized fair value losses were generated primarily as a result of wider implied net spreads. The wider implied net spreads were a result of the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. This was the primary driver of the unrealized fair value losses in the pooled corporate collateralized loan obligation sector.

During Six Months 2017, unrealized fair value gains were generated primarily as a result of CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. During the period the Company agreed to terminate several CDS transactions. This was the primary driver of the unrealized fair value gains in the pooled corporate obligations and U.S. RMBS sectors. The unrealized fair value gains were partially offset by the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Change in unrealized gains (losses) on credit derivatives:
Before considering implication of the Company’s credit spreads	$52	$5	$105	$37
Resulting from change in the Company’s credit spreads	(5)	(16)	(26)	(9)
After considering implication of the Company’s credit spreads	$47	$(11)	$79	$28

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

Effect of Changes in Credit Spread
As of June 30, 2018

Credit Spreads(1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(477)	$(220)
50% widening in spreads	(367)	(110)
25% widening in spreads	(312)	(55)
10% widening in spreads	(279)	(22)
Base Scenario	(257)	—
10% narrowing in spreads	(235)	22
25% narrowing in spreads	(202)	55
50% narrowing in spreads	(147)	110
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Financial Guaranty Variable Interest Entities

As of June 30, 2018 and December 31, 2017, the Company consolidated 31 and 32 VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating intercompany transactions. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

•
changes in fair value gains (losses) on FG VIEs’ assets and liabilities (effective January 1, 2018 the change in fair value of FG VIEs’ liabilities with recourse attributable to ISCR is recorded in OCI, instead of net income - See Part I, Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information),

•	the elimination of premiums and losses related to the AGC and AGM FG VIEs’ liabilities with recourse, and

•	the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt.

Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See Part I, Item 1, Financial Statements, Note 9, Consolidated Variable Interest Entities, for additional information.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Fair value gains (losses) on FG VIEs (1)	$2	$12	$6	$22
Elimination of insurance and investment balances	(7)	(3)	(5)	(6)
Effect on income before tax	(5)	9	1	16
Less: tax provision (benefit)	(1)	3	0	6
Effect on net income (loss)	$(4)	$6	$1	$10
____________________

(1)
Effective January 1, 2018, as a result of the adoption of Accounting Standards Update 2016-01, the change in fair value of FG VIEs’ liabilities with recourse attributed to ISCR is excluded from the condensed consolidated statements of operations and recorded in OCI. Upon adoption, the Company reclassified a loss of approximately $33 million, net of tax, from retained earnings to accumulated OCI (AOCI).

Fair value gains (losses) on FG VIEs represent the net change in fair value on the consolidated FG VIEs’ assets and liabilities, excluding the change in fair value of FG VIEs’ liabilities with recourse attributed to ISCR effective January 1, 2018.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

In connection with the MBIA UK Acquisition in Six Months 2017, the Company recognized a $56 million bargain purchase gain and a $2 million gain on settlement of pre-existing relationships. See Part I, Item 1, Financial Statements, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information.

Commutation Gain

The Company recognized commutation losses of $18 million in Second Quarter 2018 and $17 million in Six Months 2018, and commutation gains of $73 million in Six Months 2017. There were no commutations in Second Quarter 2017. The losses in Second Quarter 2018 and Six Months 2018 related to the commutation component of the SGI Transaction. See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

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

Other Income (Loss)

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$(34)	$21	$(12)	$31
Unrealized investment losses (gains) of equity investments	(2)	—	(3)	—
Loss on extinguishment of debt (2)	(10)	(7)	(17)	(7)
Other	2	10	1	14
Total other income (loss)	$(44)	$24	$(31)	$38
 ____________________

(1)	Foreign exchange gains relate primarily to remeasurement of premiums receivable and are due mainly to changes in the exchange rate of the British pound sterling relative to the U.S. dollar.

(2)
The loss on extinguishment of debt is related to AGUS' purchase of principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009. See Part I, Item 1, Financial Statements, Note 15, Long-Term Debt and Credit Facilities, for additional information.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the loss estimation process, approach to projecting losses and the measurement and recognition accounting policies under GAAP for each type of contract, see Part II, Item 8, "Financial Statements and Supplementary Data" of the Company's 2017 Annual Report on Form 10-K:

•	Note 5 for expected loss to be paid,

•	Note 6 for contracts accounted for as insurance,

•	Note 7 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities,

•	Note 8 for contracts accounted for as credit derivatives, and

•	Note 9 for consolidated FG VIEs.

The discussion of losses that follows encompasses losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid consists primarily of the present value of future: expected claim and LAE payments, expected recoveries from issuers or excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries/payables for breaches of representations and warranties and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery in the mortgage market were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

Net Expected Loss to be Paid

	As of June 30, 2018	As of December 31, 2017
	(in millions)
Public finance	$1,082	$1,203
Structured finance
U.S. RMBS	326	73
Other structured finance	24	27
Structured finance	350	100
Total	$1,432	$1,303

Economic Loss Development (Benefit) (1)

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Public finance	$53	$79	$11	$198
Structured finance:
U.S. RMBS	(28)	(29)	(12)	(51)
Other structured finance	(6)	(3)	(4)	(53)
Structured finance	(34)	(32)	(16)	(104)
Total	$19	$47	$(5)	$94
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Second Quarter 2018 Net Economic Loss Development

The total economic loss development of $19 million in Second Quarter 2018 was primarily related to the public finance sector, offset in part by improvements in certain structured finance transactions. The risk-free rates for U.S. dollar denominated obligations used to discount expected losses ranged from 0.0% to 3.03% with a weighted average of 2.85% as of June 30, 2018 and 0.0% to 3.11% with a weighted average of 2.82% as of March 31, 2018. The effect of changes in the risk-free rates used to discount expected losses was de minimis in Second Quarter 2018.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $6.3 billion as of June 30, 2018 compared with $6.6 billion as of March 31, 2018. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2018 will be $1,041 million, compared with $1,007 million as of March 31, 2018. Economic loss development in Second Quarter 2018 was $56 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $28 million and was mainly related to improved performance in certain second lien transactions. As part of the SGI Transaction, the Company assumed $130 million in expected losses on U.S. RMBS transactions.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $6 million, primarily attributable to certain assumed student loan transactions.

See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid for additional information.

Second Quarter 2017 Net Economic Loss Development

Total economic loss of $47 million in Second Quarter 2017 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 2.83% with a weighted average of 2.32% as of June 30, 2017 and 0.0% to 3.14% with a weighted average of 2.65% as of March 31, 2017. The effect of changes in the risk-free rates used to discount expected losses was a loss of $23 million in Second Quarter 2017.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.1 billion as of June 30, 2017 compared with $7.2 billion as of March 31, 2017. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of June 30, 2017 would be $1,044 million, compared with $970 million as of March 31, 2017. Economic loss development in Second Quarter 2017 was $78 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $29 million and was due mainly to lower re-default assumptions on first and second lien modified loans.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $3 million, due primarily to loss mitigation efforts.

Six Months 2018 Net Economic Loss Development

Total economic benefit of $5 million in Six Months 2018 was generated mainly by the structured finance sector, partially offset by the economic loss development in the U.S. public finance sector. The economic benefit in the structured finance sector in Six Months 2018 was $16 million, which was primarily attributable to improved collateral performance. This was partially offset by U.S. public finance economic loss development of $17 million, which was primarily attributable to Puerto Rico exposures, partially offset by the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company. The effect of the change in the risk-free rates used to discount expected losses was a benefit of $6 million in Six Months 2018.

Six Months 2017 Net Economic Loss Development

Total economic loss development of $94 million in Six Months 2017 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. Economic loss development in the public finance sector in Six Months 2017 was $198 million, which was primarily attributable to Puerto Rico exposures. This was partially offset by a $104 million benefit in structured finance due to lower re-default assumptions on first and second lien modified loans, and a benefit from a litigation settlement related to two triple-X transactions. The effect of the change in the risk-free rates used to discount expected losses was a loss of $34 million in Six Months 2017.

Loss and LAE (Financial Guaranty Insurance Contracts)

The primary differences between net economic loss development and the amount reported as loss and LAE in the condensed consolidated statements of operations are that loss and LAE:

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

	Loss (Benefit)
	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Public finance	$61	$79	$32	$188
Structured finance:
U.S. RMBS	(15)	(1)	7	(10)
Other structured finance	(5)	(4)	(10)	(43)
Structured finance	(20)	(5)	(3)	(53)
Total insurance contracts before FG VIE consolidation	41	74	29	135
Gain (loss) related to FG VIE consolidation	3	(2)	(3)	(4)
Total loss and LAE (1)	$44	$72	$26	$131
____________________

(1)
Excludes credit derivative loss of $1 million and benefit of $8 million for Second Quarter 2018 and Second Quarter 2017 and credit derivative loss of $2 million and benefit of $26 million for Six Months 2018 and Six Months 2017.

Loss and LAE in Second Quarter 2018 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures. Loss and LAE in Second Quarter 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures.

Loss and LAE in Six Months 2018 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by the reduction of loss reserves on the City of Hartford, CT exposure and a benefit on U.S. RMBS exposures. Loss and LAE in Six Months 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit from a litigation settlement related to two triple-X transactions.

For additional information on the expected timing of net expected losses to be expensed see Part I, Item 1, Financial Statements, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Second Quarter		Six Months
	2018	2017	2018	2017
	(dollars in millions)
Total provision (benefit) for income taxes	$12	$(3)	$32	$52
Effective tax rate	13.2%	(1.9)%	10.4%	10.0%

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2018 compared with 35% in 2017, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries, which consist of Assured Guaranty Re Ltd. (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO), and Cedar Personnel Ltd., unless subject to U.S tax by election or as a U.S. controlled foreign corporation. In April 2017, the Company received a final letter from the Internal Revenue Service to close the audit for the period of 2009 - 2012, with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in Second Quarter 2017. The Six Months 2018 reflects the release of $7 million of tax reserves on uncertain tax positions due to the closing of the 2013 audit year, and the first quarter 2017 reflects the tax benefit of the bargain purchase gain from the MBIA UK Acquisition.

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

 Reconciliation of Net Income (Loss)
to Non-GAAP Operating Income

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$75	$153	$272	$470
Less pre-tax adjustments:
Realized gains (losses) on investments	(2)	15	(7)	47
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	44	(20)	74	5
Fair value gains (losses) on CCS (1)	(1)	2	(2)	0
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves (1)	(34)	21	(12)	31
Total pre-tax adjustments	7	18	53	83
Less tax effect on pre-tax adjustments	(6)	(6)	(10)	(27)
Non-GAAP operating income	$74	$141	$229	$414

Gain (loss) related to FG VIE consolidation (net of tax provision (benefit) of $(1), $4, $0 and $6 included in non-GAAP operating income	$(4)	$5	$1	$10
____________________

(1)	Included in other income (loss) in the condensed consolidated statements of operations.

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of June 30, 2018		As of December 31, 2017
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,634	$60.52	$6,839	$58.95
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(72)	(0.65)	(146)	(1.26)
Fair value gains (losses) on CCS	58	0.53	60	0.52
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	290	2.64	487	4.20
Less taxes	(65)	(0.60)	(83)	(0.71)
Non-GAAP operating shareholders’ equity	6,423	58.60	6,521	56.20
Pre-tax adjustments:
Less: Deferred acquisition costs	102	0.93	101	0.87
Plus: Net present value of estimated net future revenue	217	1.98	146	1.26
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,083	28.13	2,966	25.56
Plus taxes	(542)	(4.95)	(512)	(4.41)
Non-GAAP adjusted book value	$9,079	$82.83	$9,020	$77.74

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax provision of $2 and $2)	$7	$0.07	5	0.03

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $3 and $3)	$(12)	$(0.11)	(14)	(0.12)

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

Reconciliation of GWP to PVP

	Second Quarter 2018					Second Quarter 2017
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$170	$55	$158	$10	$393	$44	$26	$1	$8	$79
Less: Installment GWP and other GAAP adjustments(1)	20	32	5	1	58	(2)	26	1	0	25
Upfront GWP	150	23	153	9	335	46	—	—	8	54
Plus: Installment premium PVP(2)	84	30	5	0	119	0	14	0	2	16
PVP	$234	$53	$158	$9	$454	$46	$14	$0	$10	$70

	Six Months 2018					Six Months 2017
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$203	$94	$159	$10	$466	$95	$84	$2	$9	$190
Less: Installment GWP and other GAAP adjustments(1)	18	55	6	1	80	(3)	82	2	(1)	80
Upfront GWP	185	39	153	9	386	98	2	—	10	110
Plus: Installment premium PVP(2)	84	40	5	0	129	0	52	5	2	59
PVP	$269	$79	$158	$9	$515	$98	$54	$5	$12	$169
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

(2)	Includes PVP of credit derivatives assumed in the SGI Transaction in Second Quarter 2018.

Insured Portfolio

Financial Guaranty Exposure

The following tables present the insured financial guaranty portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities from par and scheduled principal and interest payments (debt service) outstanding. These amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of June 30, 2018 and December 31, 2017, the Company excluded $1.9 billion and $2.0 billion, respectively, of net par attributable to loss mitigation strategies. See Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure, for additional information.

Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2018		As of December 31, 2017
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$84,583	A-	$90,705	A-
Tax backed	42,958	A-	44,350	A-
Municipal utilities	31,522	A-	32,357	A-
Transportation	16,286	A-	17,030	A-
Higher education	7,470	A-	8,195	A
Healthcare	7,312	A	8,763	A
Infrastructure finance	5,307	A-	4,216	BBB+
Housing revenue	1,394	BBB+	1,319	BBB+
Investor-owned utilities	1,314	A-	523	A-
Other public finance—U.S.	2,232	A	1,934	A
Total public finance—U.S.	200,378	A-	209,392	A-
Non-U.S.:
Regulated utilities	18,972	BBB+	16,689	BBB+
Infrastructure finance	18,611	BBB	18,234	BBB
Pooled infrastructure	1,427	AAA	1,561	AAA
Other public finance	6,432	A	6,438	A
Total public finance—non-U.S.	45,442	BBB+	42,922	BBB+
Total public finance	245,820	A-	252,314	A-
Structured finance:
U.S.:
RMBS	4,763	BBB-	4,818	BBB-
Insurance securitizations	1,441	A+	1,449	A+
Financial products	1,378	AA-	1,418	AA-
Consumer receivables	1,361	A-	1,590	A-
Pooled corporate obligations	1,213	AA-	1,347	A
Other structured finance—U.S.	593	A	602	A
Total structured finance—U.S.	10,749	BBB+	11,224	BBB+
Non-U.S.:
RMBS	606	A-	637	A-
Pooled corporate obligations	125	A	157	A+
Other structured finance	504	A+	620	A
Total structured finance—non-U.S.	1,235	A	1,414	A
Total structured finance	11,984	A-	12,638	A-
Total net par outstanding	$257,804	A-	$264,952	A-

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating

	As of June 30, 2018		As of December 31, 2017
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$5,009	1.9%	$5,392	2.1%
AA	30,363	11.8	34,212	12.9
A	129,679	50.3	134,396	50.7
BBB	82,115	31.9	78,714	29.7
BIG	10,638	4.1	12,238	4.6
Total net par outstanding	$257,804	100.0%	$264,952	100.0%

Exposure to Puerto Rico

The Company has insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $5.0 billion net par as of June 30, 2018, all of which was rated BIG. Puerto Rico experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. More recently, Hurricane Maria created additional challenges for Puerto Rico. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR). Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

The Company groups its Puerto Rico exposure into three categories:

•
Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•
Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year. The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company. Prior to the enactment of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), the Company sued various Puerto Rico governmental officials in the United States District Court for the District of Puerto Rico asserting that Puerto Rico's attempt to “claw back” pledged taxes is unconstitutional, and demanding declaratory and injunctive relief.

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico
As of June 30, 2018

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

(3)	As of the date of this filing, the seven-member financial oversight board established by PROMESA has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of June 30, 2018

	Scheduled Net Par Amortization
	2018 (3Q)	2018 (4Q)	2019	2020	2021	2022	2023 - 2027	2028 - 2032	2033 - 2037	2038 - 2042	2043 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$78	$0	$87	$141	$15	$37	$279	$215	$567	$—	$—	$1,419
PBA	—	—	3	5	13	0	64	16	40	—	—	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	38	—	32	25	18	28	120	157	279	185	—	882
PRHTA (Highway revenue)	20	—	21	22	35	6	100	112	179	—	—	495
PRCCDA	—	—	—	—	—	—	19	24	109	—	—	152
PRIFA	2	—	—	—	—	—	2	—	—	14	—	18
Other Public Corporations
PREPA	5	—	26	48	28	28	467	238	13	—	—	853
PRASA	—	—	—	—	—	—	81	29	—	2	261	373
MFA	57	—	55	45	40	40	102	21	—	—	—	360
COFINA	0	0	(1)	(1)	(1)	(2)	(5)	(1)	30	252	2	273
U of PR	0	—	0	0	0	0	0	1	0	—	—	1
Total	$200	$0	$223	$285	$148	$137	$1,229	$812	$1,217	$453	$263	$4,967

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of June 30, 2018

	Scheduled Net Debt Service Amortization
	2018 (3Q)	2018 (4Q)	2019	2020	2021	2022	2023 - 2027	2028 - 2032	2033 - 2037	2038 - 2042	2043 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$114	$0	$156	$206	$74	$94	$536	$396	$649	$—	$—	$2,225
PBA	4	—	10	12	20	6	92	31	45	—	—	220
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	61	—	76	67	59	68	301	300	372	210	—	1,514
PRHTA (Highway revenue)	33	—	47	46	58	27	186	182	203	—	—	782
PRCCDA	3	—	7	7	7	7	54	55	121	—	—	261
PRIFA	2	—	1	1	1	1	6	4	3	16	—	35
Other Public Corporations
PREPA	22	3	65	87	63	62	588	273	15	—	—	1,178
PRASA	10	—	19	19	19	19	172	99	68	69	314	808
MFA	67	—	70	58	50	48	123	22	—	—	—	438
COFINA	6	0	13	13	13	13	70	74	96	307	2	607
U of PR	0	—	0	0	0	0	0	1	0	—	—	1
Total	$322	$3	$464	$516	$364	$345	$2,128	$1,437	$1,572	$602	$316	$8,069

Financial Guaranty Exposure to U.S. Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of June 30, 2018, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 25% of total BIG net par outstanding. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of June 30, 2018

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
AAA	$4	$142	$24	$1,168	$0	$1,338
AA	32	150	24	244	2	453
A	0	—	0	105	0	105
BBB	2	12	—	31	151	195
BIG	110	451	52	1,193	865	2,672
Total exposures	$149	$755	$100	$2,741	$1,018	$4,763

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2018

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$31	$25	$2	$777	$80	$916
2005	66	255	31	240	197	789
2006	52	53	17	524	299	946
2007	—	421	50	1,137	442	2,050
2008	—	—	—	62	—	62
Total exposures	$149	$755	$100	$2,741	$1,018	$4,763

Financial Guaranty Exposure to the U.S. Virgin Islands

See Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are rated investment grade internally.

Non-Financial Guaranty Exposure

	As of June 30, 2018		As of December 31, 2017
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Capital relief triple-X life reinsurance (1)	$849	$738	$773	$675
Aircraft RVI policies	340	218	201	140
____________________

(1)	The capital relief triple-X life reinsurance net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

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

Ceded par outstanding represents the portion of insured risk ceded to external reinsurers. Under these relationships, the Company has ceded a portion of its insured risk to the reinsurer in exchange for the reinsurer receiving a share of the Company's premiums for the insured risk (typically, net of a ceding commission). The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. A number of the financial guaranty insurers to which the Company has ceded par have experienced financial distress and been downgraded by the rating agencies as a result. In addition, state insurance regulators have intervened with respect to some of these insurers. The Company’s ceded contracts generally allow the Company to recapture ceded financial guaranty business after certain triggering events, such as reinsurer downgrades.

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. These reinsurers are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers post collateral on terms negotiated with the Company. The total collateral posted by all non-affiliated reinsurers as of June 30, 2018 was approximately $96 million.

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

AGL and Holding Company Subsidiaries
Significant Cash Flow Items

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Intercompany sources (uses):
Distributions to AGL from:
AG Re	$40	$40	$80	$80
AGUS	144	145	222	320
Distributions to AGUS from:
AGC (1)	24	23	276	51
AGMH	—	—	50	73
Distributions to AGMH from:
AGM	—	—	73	79
External sources (uses):
Dividends paid to AGL shareholders	(19)	(17)	(37)	(36)
Repurchases of common shares(2)	(150)	(135)	(250)	(351)
Interest paid by AGMH and AGUS(3)	(37)	(37)	(58)	(45)
Purchase of AGMH's debt by AGUS(4)	(4)	(5)	(23)	(5)
____________________

(1)	Includes repurchase of $200 million in shares of its common stock from its direct parent, AGUS, in 2018.

(2)	See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about share repurchases and authorizations.

(3)	See Long-Term Obligations below for interest paid by subsidiary.

(4)	The Company settled the purchase of $25 million of AGMH's debt in July 2018.

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

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2018 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $185 million, of which $59 million is estimated to be available for distribution in the third quarter of 2018.

•
The maximum amount available during 2018 for AGC to distribute as ordinary dividends is approximately $133 million, of which approximately $16 million is available for distribution in the third quarter of 2018.

•
The maximum amount available during 2018 for MAC to distribute as dividends to Municipal Assurance Holdings Inc., which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $27 million, of which approximately $12 million is available for distribution in the third quarter of 2018.

•
Based on the applicable law and regulations, in 2018 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $324 million as of June 30, 2018. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2018, AG Re had unencumbered assets of approximately $437 million.

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
In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. During 2017, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. In 2016, the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. As of June 30, 2018, $60 million remained outstanding.

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

Cash and Investments

As of June 30, 2018, AGL had $33 million in cash and short-term investments. AGUS and AGMH had a total of $174 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $143 million in fixed-maturity securities (excluding AGUS' investment in AGMH's debt) with weighted average duration of 0.28 years.

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

Claims (Paid) Recovered

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Public finance	$(22)	$(4)	$(133)	$(29)
Structured finance:
U.S. RMBS	5	14	135	27
Other structured finance	1	(4)	1	(14)
Structured finance	6	10	136	13
Claims (paid) recovered, net of reinsurance(1)	$(16)	$6	$3	$(16)
____________________

(1)
Includes $0.7 million recovered and $1 million paid for consolidated FG VIEs for Second Quarter 2018 and 2017, respectively, and $1.3 million paid and $4 million paid for consolidated FG VIEs for Six Months 2018 and 2017, respectively.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $837 million as of June 30, 2018. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At

June 30, 2018, approximately $1.6 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivative Association, Inc. in order to provide for payments on a scheduled "pay-as-you-go" basis and to replicate the terms of a traditional financial guaranty insurance policy. However, the Company may also be required to pay if the obligor becomes bankrupt or if the reference obligation were restructured if, after negotiation, those credit events are specified in the documentation for the credit derivative transactions. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the Company may be required to make a cash termination payment to its swap counterparty upon such termination. Any such payment would probably occur prior to the maturity of the reference obligation and be in an amount larger than the amount due for that period on on a “pay-as-you-go” basis.

The transaction documentation with one counterparty for $333 million of the CDS insured by AGC requires AGC to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of June 30, 2018, AGC was posting $1 million of collateral to satisfy these requirements and the maximum posting requirement was $300 million.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2018	2017	2018	2017
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$413	$91	$438	$188
Effect of FG VIE consolidation	4	5	6	10
Net cash flows provided by (used in) operating activities - reported	417	96	444	198
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	(164)	117	(69)	285
Effect of FG VIE consolidation	24	33	55	76
Net cash flows provided by (used in) investing activities - reported	(140)	150	(14)	361
Net cash flows provided by (used in) financing activities before effects of FG VIE consolidation	(175)	(156)	(323)	(402)
Effect of FG VIE consolidation	(28)	(38)	(61)	(86)
Net cash flows provided by (used in) financing activities - reported (1)	(203)	(194)	(384)	(488)
Effect of exchange rate changes	(2)	1	(1)	3
Cash and restricted cash at beginning of period	117	148	144	127
Total cash and restricted cash at the end of the period	$189	$201	$189	$201
____________________

(1)
Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from consolidated FG VIEs, cash inflows from operating activities increased in Six Months 2018 compared with Six Months 2017 due primarily to cash received in connection with the SGI Transaction (see Part I, Item 1, Financial Statements, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information) and lower net claim payments, which were partially offset by lower commutation premiums received, lower premium collections, and higher interest and tax payments.

Investing activities consisted of primarily net sales (purchases) of fixed-maturity and short-term investment securities acquisitions, and paydowns on FG VIEs' assets.

Financing activities consisted primarily of share repurchases, which were $250 million and $351 million in Six Months 2018 and Six Months 2017, respectively, and paydowns of FG VIEs' liabilities.

From July 1, 2018 through August 2, 2018, the Company repurchased an additional $50 million of common shares. The Board of Directors authorized, on August 1, 2018, an additional $250 million of share repurchases. As of August 2, 2018, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $298 million of its common shares. For more information about the Company's share repurchases and authorizations, see Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2017.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of June 30,	As of December 31,	Second Quarter		Six Months
	2018	2017	2018	2017	2018	2017
	(in millions)
AGUS	$850	$850	$21	$21	$35	$22
AGMH	730	730	16	16	23	23
AGM	5	6	0	0	0	0
Purchased debt (1)	(75)	(28)	(1)	0	(1)	0
Total	$1,510	$1,558	$36	$37	$57	$45
 ____________________

(1)
In Second Quarter 2018 and Six Months 2018 AGUS purchased $27 million and $47 million, respectively, principal amount of Junior Subordinated Debentures issued by AGMH. In Second Quarter 2017 and Six Months 2017 AGUS purchased $22 million principal amount of Junior Subordinated Debentures issued by AGMH. See Part I, Item 1, Financial Statements, Note 15, Long-Term Debt and Credit Facilities, for additional information.

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

Committed Capital Securities

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company does not consider itself to be the primary beneficiary of the trusts and the trusts are not consolidated in Assured Guaranty's financial statements.

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

The Company’s fixed-maturity securities and short-term investments had a duration of 5.0 years as of June 30, 2018 and 5.3 years as of December 31, 2017. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Part I, Item 1, Financial Statements, Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$5,139	$5,289	$5,504	$5,760
U.S. government and agencies	275	283	272	285
Corporate securities	2,009	1,983	1,973	2,018
Mortgage-backed securities(1):
RMBS	857	844	852	861
Commercial mortgage-backed securities (CMBS)	553	546	540	549
Asset-backed securities	794	968	730	896
Non-U.S. government securities	330	312	316	305
Total fixed-maturity securities	9,957	10,225	10,187	10,674
Short-term investments	911	911	627	627
Total fixed-maturity and short-term investments	$10,868	$11,136	$10,814	$11,301
 ____________________

(1)	U.S. government-agency obligations were approximately 42% of mortgage backed securities as of June 30, 2018 and 39% as of December 31, 2017, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of June 30, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$993	$(15)	$229	$(10)	$1,222	$(25)
U.S. government and agencies	22	0	18	(1)	40	(1)
Corporate securities	973	(26)	208	(22)	1,181	(48)
Mortgage-backed securities:
RMBS	385	(13)	194	(18)	579	(31)
CMBS	245	(5)	77	(5)	322	(10)
Asset-backed securities	121	(1)	3	0	124	(1)
Non-U.S. government securities	102	(3)	112	(19)	214	(22)
Total	$2,841	$(63)	$841	$(75)	$3,682	$(138)
Number of securities (1)		823		240		1,043
Number of securities with OTTI (1)		26		15		40

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	0	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	0	80	(3)	109	(3)
Asset-backed securities	48	0	3	0	51	0
Non-U.S. government securities	20	0	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities (1)		244		264		499
Number of securities with OTTI (1)		17		15		31
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2018, 34 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of June 30, 2018 was $37 million. As of

December 31, 2017, of the securities in an unrealized loss position for 12 months or more, 28 securities had unrealized losses greater than 10% of book value with an unrealized loss of $27 million. The Company has determined that the unrealized losses recorded as of June 30, 2018 and December 31, 2017 were yield related and not the result of OTTI.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2018

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$235	$231
Due after one year through five years	1,456	1,458
Due after five years through 10 years	2,403	2,410
Due after 10 years	4,453	4,736
Mortgage-backed securities:
RMBS	857	844
CMBS	553	546
Total	$9,957	$10,225

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2018 and December 31, 2017. Ratings reflect the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of June 30, 2018	As of December 31, 2017
AAA	14.8%	14.3%
AA	50.7	52.4
A	19.3	18.9
BBB	3.6	3.4
BIG(1)	11.1	10.5
Not rated	0.5	0.5
Total	100.0%	100.0%
____________________

(1)	Comprised primarily of loss mitigation and other risk management assets. See Part I, Item I, Financial Statements, Note 10, Investments and Cash, for additional information.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted total $262 million and $287 million, as of June 30, 2018 and December 31, 2017, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,713 million and $1,677 million, based on fair value, as of June 30, 2018 and December 31, 2017, respectively.

In the first quarter of 2018, the Company terminated all of the CDS contracts with a counterparty as to which it had collateral posting obligations, and the collateral that the Company had been posting to that counterparty was all returned to the Company. The Company still has collateral posting obligations with respect to one counterparty. See Part I, Item I, Financial Statements, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

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

As of June 30, 2018, approximately 34% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S. Although AGMH no longer holds any ownership interest in FSAM or the GIC issuers, AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated.

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

As of June 30, 2018, the aggregate accreted GIC balance was approximately $1.2 billion, compared with approximately $10.2 billion as of December 31, 2009. As of June 30, 2018, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.7 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of June 30, 2018 the commitment totaled $1.2 billion, of which approximately $0.7 billion was drawn. The agreement requires that the commitment remain in place, generally until the GICs have been paid in full.

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

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. As of June 30, 2018, FSA Global Funding Limited had approximately $186 million of medium term notes outstanding.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on their evaluation as of June 30, 2018 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, and in Part I, Item 1, Financial Statements, Note 14, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. Material developments to such proceedings during the three months ended June 30, 2018, are described below and in the "Litigation" section of Note 14, Commitments and Contingencies, of the Financial Statements.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, alleged that AGFP improperly terminated nine credit derivative transactions between LBIE and AGFP and improperly calculated the termination payment in connection with the termination of 28 other credit derivative transactions between LBIE and AGFP. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. On February 3, 2012, AGFP filed a motion to dismiss certain of the counts in the complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss the count relating to improper termination of the nine credit derivative transactions and denied AGFP's motion to dismiss the counts relating to the remaining transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. On February 22, 2016, AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims. On July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s cause of action for breach of the implied covenant of good faith and fair dealing with respect to the design and execution of a market quotation auction process, and also dismissed LBIE’s cause of action for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s sole remaining claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On July 31, 2018, AGFP filed a notice of appeal seeking reversal of the portions of the ruling denying AGFP’s motion for summary judgment with respect to LBIE’s remaining claim for breach of contract.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the six months ended June 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30	1,405,026	$36.92	1,405,026	$197,873,040
May 1 - May 31	1,372,419	$35.69	1,359,795	$149,358,659
June 1 - June 30	1,398,369	$36.82	1,398,369	$97,873,087
Total	4,175,814	$36.48	4,163,190
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through August 2, 2018, the Company has repurchased a total of 89.6 million common shares for approximately $2,516 million, excluding commissions, at an average price of $28.08 per share. The Board of Directors authorized, on August 1, 2018, an additional $250 million of share repurchases. As of August 2, 2018, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $298 million of its common shares, on a settlement basis.

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
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statement of Shareholders’ Equity for the Six Months ended June 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 2, 2018	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)