Form 10-Q
period 2018-09-30
ASSURED GUARANTY LTD
filed 2018-11-09
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 5, 2018 was 105,667,478 (includes 51,746 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of September 30, 2018	As of December 31, 2017
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $10,006 and $10,187)	$10,192	$10,674
Short-term investments, at fair value	738	627
Other invested assets	95	94
Total investment portfolio	11,025	11,395
Cash	82	144
Premiums receivable, net of commissions payable	916	915
Ceded unearned premium reserve	61	119
Deferred acquisition costs	103	101
Salvage and subrogation recoverable	471	572
Financial guaranty variable interest entities’ assets, at fair value	596	700
Other assets	485	487
Total assets	$13,739	$14,433
Liabilities and shareholders’ equity
Unearned premium reserve	$3,538	$3,475
Loss and loss adjustment expense reserve	1,147	1,444
Long-term debt	1,249	1,292
Credit derivative liabilities	239	271
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	545	627
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	104	130
Other liabilities	334	355
Total liabilities	7,156	7,594
Commitments and contingencies (see Note 14)
Common stock ($0.01 par value, 500,000,000 shares authorized; 106,637,701 and 116,020,852 shares issued and outstanding)	1	1
Additional paid-in capital	200	573
Retained earnings	6,303	5,892
Accumulated other comprehensive income, net of tax of $33 and $89	78	372
Deferred equity compensation	1	1
Total shareholders’ equity	6,583	6,839
Total liabilities and shareholders’ equity	$13,739	$14,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Net earned premiums	$142	$186	$423	$512
Net investment income	98	99	298	322
Net realized investment gains (losses):
Other-than-temporary impairment losses	(8)	(20)	(23)	(23)
Less: portion of other-than-temporary impairment loss recognized in other comprehensive income	1	(7)	(3)	6
Net impairment loss	(9)	(13)	(20)	(29)
Other net realized investment gains (losses)	2	20	6	83
Net realized investment gains (losses)	(7)	7	(14)	54
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	1	(1)	4	19
Net unrealized gains (losses)	20	59	99	87
Net change in fair value of credit derivatives	21	58	103	106
Fair value gains (losses) on financial guaranty variable interest entities	5	3	11	25
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58
Commutation gains (losses)	1	255	(16)	328
Other income (loss)	14	15	(17)	53
Total revenues	274	623	788	1,458
Expenses
Loss and loss adjustment expenses	17	223	43	354
Amortization of deferred acquisition costs	3	5	12	13
Interest expense	23	24	71	73
Other operating expenses	56	58	183	183
Total expenses	99	310	309	623
Income (loss) before income taxes	175	313	479	835
Provision (benefit) for income taxes
Current	3	(148)	(28)	(102)
Deferred	11	253	74	259
Total provision (benefit) for income taxes	14	105	46	157
Net income (loss)	$161	$208	$433	$678

Earnings per share:
Basic	$1.48	$1.75	$3.87	$5.56
Diluted	$1.47	$1.72	$3.83	$5.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$161	$208	$433	$678
Unrealized holding gains (losses) arising during the period on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(11), $10, $(42) and $63	(59)	27	(245)	133
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(3), $(7), $(5) and $44	(16)	(15)	(21)	81
Unrealized holding gains (losses) arising during the period, net of tax	(75)	12	(266)	214
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $0, $3, $(2) and $29	(7)	4	(11)	52
Change in net unrealized gains (losses) on investments	(68)	8	(255)	162

Net unrealized gains (losses) arising during the period on financial guaranty variable interest entities' liabilities with recourse attributable to changes in instrument-specific credit risk, net of tax provision (benefit) of $(1), $-, $(1) and $- (see Note 1)	(5)	—	(6)	—
Less: reclassification adjustment for gains (losses) included in net income (loss), net of tax provision (benefit) of $0, $-, $(1) and $-	(2)	—	(5)	—
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse	(3)	—	(1)	—

Other, net of tax provision	(3)	3	(6)	15
Other comprehensive income (loss)	(74)	11	(262)	177
Comprehensive income (loss)	$87	$219	$171	$855

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statement of Shareholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2018

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839
Net income	—	—	—	433	—	—	433
Dividends ($0.48 per share)	—	—	—	(54)	—	—	(54)
Common stock repurchases	(10,250,175)	0	(380)	—	—	—	(380)
Share-based compensation and other	867,024	0	7	—	—	—	7
Other comprehensive loss	—	—	—	—	(262)	—	(262)
Effect of adoption of ASU 2016-01 (see Note 1)	—	—	—	32	(32)	—	—
Balance at September 30, 2018	106,637,701	$1	$200	$6,303	$78	$1	$6,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2018	2017
Net cash flows provided by (used in) operating activities	$352	$354
Investing activities
Fixed-maturity securities:
Purchases	(1,478)	(1,615)
Sales	908	1,128
Maturities	746	689
Net sales (purchases) of short-term investments	(91)	(240)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	90	117
Acquisition of MBIA UK Insurance Limited, net of cash acquired	—	95
Proceeds from maturity of other invested asset	—	85
Other	19	(27)
Net cash flows provided by (used in) investing activities	194	232
Financing activities
Dividends paid	(55)	(53)
Repurchases of common stock	(380)	(431)
Repurchases of common stock to pay withholding taxes	(13)	(13)
Net paydowns of financial guaranty variable interest entities’ liabilities	(90)	(124)
Paydown of long-term debt	(73)	(29)
Proceeds from option exercises	5	5
Net cash flows provided by (used in) financing activities	(606)	(645)
Effect of foreign exchange rate changes	(2)	4
Increase (decrease) in cash and restricted cash	(62)	(55)
Cash and restricted cash at beginning of period (see Note 10)	144	127
Cash and restricted cash at end of period (see Note 10)	$82	$72
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(5)	$3
Interest on long-term debt	$66	$53

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2018

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of September 30, 2018 and cover the three-month period ended September 30, 2018 (Third Quarter 2018), the three-month period ended September 30, 2017 (Third Quarter 2017), the nine-month period ended September 30, 2018 (Nine Months 2018) and the nine-month period ended September 30, 2017 (Nine Months 2017). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

The Company combined the operations of its European subsidiaries, AGE, Assured Guaranty (UK) plc (AGUK), Assured Guaranty (London) plc (AGLN) and CIFG Europe S.A. (CIFGE), in a transaction that was completed on November 7, 2018. In the combination, AGUK, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGE.

Adopted Accounting Standards

Financial Instruments

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU are intended to make targeted improvements to GAAP by addressing certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Amendments under this ASU apply to the Company's financial guaranty variable interest entities’ (FG VIEs’) liabilities, which the Company has historically elected to measure through the statement of operations under the fair value option, and to certain equity securities in the Company’s investment portfolio.

For FG VIEs’ liabilities with recourse, the portion of the change in fair value caused by changes in instrument-specific credit risk (ISCR) (i.e., in the case of FG VIEs’ liabilities, the Company's own credit risk) must now be separately presented in other comprehensive income (OCI) as opposed to the statement of operations. See Note 9, Variable Interest Entities for additional information.

Amendments under this ASU also apply to equity securities, except those that are accounted for under the equity method of accounting or that resulted in consolidation of the investee by the Company. For equity securities accounted for at fair value, changes in fair value that previously were recorded in OCI are now recorded in other income in the condensed consolidated statements of operations effective January 1, 2018. Equity securities carried at cost as of December 31, 2017, are now recorded at cost less impairment plus or minus the change resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. See Note 10, Investments and Cash for additional information.

Effective January 1, 2018, the Company adopted this ASU with a cumulative-effect adjustment to the statement of financial position as of January 1, 2018. This resulted in a reclassification of a $32 million loss, net of tax, from retained earnings to accumulated OCI (AOCI).

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfers of Assets Other Than Inventory, which removed the prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory.  Under the ASU, the selling (transferring) entity is required to recognize a current income tax expense or benefit upon transfer of the asset.  Similarly, the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset.  The ASU was applied using a modified retrospective approach (i.e., by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted). The ASU was adopted on January 1, 2018 with no material effect on the condensed consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Subsequent to the issuance of this ASU, Topic 842 was amended by various updates that clarified the impact and implementation of ASU 2016-02. Collectively, these updates will require lessees to present right-of-use assets and lease liabilities on the balance sheet.  The Company currently accounts for its lease agreements, where the Company is the lessee, as operating leases and, therefore, does not record these leases on its condensed consolidated balance sheet.  Upon adoption, the Company will report an increase in both assets and liabilities as a result of including right-of-use assets and lease liabilities, primarily related to the Company's office space leases. The amended guidance will allow entities to recognize and measure leases at the adoption date prospectively.  These updates are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company intends to adopt these updates on January 1, 2019.

Credit Losses on Financial Instruments

                In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., reinsurance recoverables, premium receivables, held-to- maturity debt securities, and loan commitments). That model requires an entity to estimate lifetime credit losses related to those financial assets recorded at amortized cost, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities, which includes requiring the recognition of an allowance rather than a direct write-down of the investment. The allowance may be reversed in the event that the credit of an issuer improves. In addition, the ASU eliminates the existing guidance for purchased credit impaired assets and introduces a new model for purchased financial assets with credit deterioration, such as the Company's loss mitigation securities. That new model would require the recognition of an initial allowance for credit losses and an increase to the purchase price.

                The ASU is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2019. For reinsurance recoverables, premiums receivable and debt instruments such as loans and held to maturity securities, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted. The changes to the impairment model for available-for-sale securities and changes to purchased financial assets with credit deterioration are to be applied prospectively. Early adoption of the amendments is permitted. The Company does not plan to early adopt this ASU. The Company is evaluating the effect that this ASU will have on its financial statements.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The amendments in this ASU:

•	improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows,

•	simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts,

•	simplify the amortization of deferred acquisition costs, and

•	improve the effectiveness of the required disclosures.

This ASU does not impact the Company’s financial guaranty insurance contracts, but may impact its accounting for certain non-financial guaranty contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. The Company does not expect this ASU to have a material effect on its condensed consolidated financial statements.

Changes to the Disclosure Requirements for Fair Value Measurement

            In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU removed, modified and added additional disclosure requirements on fair value measurements in Topic 820.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Certain amendments will be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments will be applied retrospectively to all periods presented upon their effective date.  Early adoption is permitted.  An entity is permitted to early adopt any removed or modified disclosures upon issuance of this ASU and delay adoption of the additional disclosures until their effective date.  The Company is in the process of determining what impact this ASU will have on its condensed consolidated financial statements.

2.	Assumption of Insured Portfolio and Business Combinations

Reinsurance of Syncora Guarantee Inc.’s Insured Portfolio

On June 1, 2018, the Company closed a reinsurance transaction (SGI Transaction) with Syncora Guarantee Inc. (SGI) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. As of June 1, 2018, the net par value of exposures reinsured and commuted totaled approximately $12 billion (including credit derivative net par of approximately $1.5 billion). The reinsured portfolio consisted predominantly of public finance and infrastructure obligations that met AGC’s underwriting criteria. On June 1, 2018, as consideration, SGI paid $363 million and assigned to Assured Guaranty estimated financial guaranty future insurance installment premiums of $45 million, and future credit derivative installments of approximately $17 million. The assumed portfolio from SGI included below-investment-grade (BIG) contracts which had, as of June 1, 2018, expected losses to be paid of $131 million (present value basis using risk free rates), which is to be expensed over the expected terms of those contracts as unearned premium reserve amortizes. In connection with the SGI Transaction, the Company incurred and expensed $4 million in fees to professional advisors. The effect of the SGI Transaction on the insurance and credit derivative balances is summarized below:

Effect of SGI Transaction
As of June 1, 2018

	Commutation	Assumption	Total
	(in millions)
Cash	$20	$343	$363

Premiums receivable/payable, net of commissions	$16	$45	$61
Unearned premium reserve, net	(56)	(319)	(375)
Credit derivative liability, net	—	(68)	(68)
Other	2	(1)	1
Impact to net assets (liabilities), excluding cash	$(38)	$(343)	$(381)

Commutation loss	$18	$—	$18

Additionally, beginning on June 1, 2018, on behalf of SGI, AGC began providing certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing.

MBIA UK Insurance Limited

AGC completed its acquisition (the MBIA UK Acquisition) of MBIA UK Insurance Limited (MBIA UK), the U.K. operating subsidiary of MBIA Insurance Corporation (MBIA) on January 10, 2017 (the MBIA UK Acquisition Date). As consideration for the outstanding shares of MBIA UK plus $23 million in cash, AGC exchanged all its holdings of notes issued in the Zohar II 2005-1 transaction (Zohar II Notes), which were insured by MBIA. AGC’s Zohar II Notes had total outstanding principal of approximately $347 million and fair value of $334 million as of the MBIA UK Acquisition Date. The MBIA UK Acquisition added approximately $12 billion of net par insured on January 10, 2017. In connection with the MBIA UK Acquisition in the first quarter of 2017, the Company recognized a $56 million bargain purchase gain and a $2 million gain on settlement of pre-existing relationships.

MBIA UK was renamed Assured Guaranty (London) Ltd. and on June 1, 2017, was re-registered as a public limited company (plc). In a business combination completed on November 7, 2018, it transferred its insurance portfolio to and merged with and into AGE. See Note 1, Business and Basis of Presentation for additional information on the Company's European subsidiaries combination.

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

There can be no assurance that any of the rating agencies will not take negative action on the financial strength ratings (or similar ratings) of AGL's insurance subsidiaries in the future or cease to rate one or more of AGL's insurance subsidiaries, either voluntarily or at the request of that subsidiary.

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 9, Variable Interest Entities. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated. The Company also provides non-financial guaranty insurance and reinsurance on transactions without special purpose entities but with similar risk profiles to its structured finance exposures written in financial guaranty form.

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

The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter. For assumed exposures, the Company may use the ceding company’s credit ratings of transactions where it is impractical for it to assign its own rating. The Company provides surveillance for exposures assumed from SGI, so for those exposures the Company assigns its own rating.

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company uses a tax-equivalent yield, which reflects long-term trends in interest rates, to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

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

Financial Guaranty Exposure

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of September 30, 2018 and December 31, 2017, the Company excluded $1.9 billion and $2.0 billion, respectively, of net par attributable to loss mitigation securities and other loss mitigation strategies (which are mostly BIG).

The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Public finance	$367,910	$393,010	$364,731	$386,092
Structured finance	14,391	15,482	13,962	15,026
Total financial guaranty	$382,301	$408,492	$378,693	$401,118

In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $440 million of gross par as of the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2018

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$428	0.2%	$2,422	5.4%	$1,691	15.9%	$278	23.6%	$4,819	1.9%
AA	22,715	12.0	200	0.4	3,412	32.2	65	5.5	26,392	10.7
A	108,914	57.2	14,047	31.4	1,532	14.4	213	18.1	124,706	50.5
BBB	52,190	27.4	26,995	60.4	1,027	9.7	518	44.1	80,730	32.7
BIG	6,171	3.2	1,071	2.4	2,949	27.8	102	8.7	10,293	4.2
Total net par outstanding	$190,418	100.0%	$44,735	100.0%	$10,611	100.0%	$1,176	100.0%	$246,940	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$877	0.4%	$2,541	5.9%	$1,655	14.7%	$319	22.5%	$5,392	2.1%
AA	30,016	14.3	205	0.5	3,915	34.9	76	5.4	34,212	12.9
A	118,620	56.7	13,936	32.5	1,630	14.5	210	14.9	134,396	50.7
BBB	52,739	25.2	24,509	57.1	763	6.8	703	49.7	78,714	29.7
BIG	7,140	3.4	1,731	4.0	3,261	29.1	106	7.5	12,238	4.6
Total net par outstanding	$209,392	100.0%	$42,922	100.0%	$11,224	100.0%	$1,414	100.0%	$264,952	100.0%

Components of BIG Portfolio

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2018

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,559	$390	$4,222	$6,171	$190,418
Non-U.S. public finance	821	250	—	1,071	44,735
Public finance	2,380	640	4,222	7,242	235,153
Structured finance:
U.S. Residential mortgage-backed securities (RMBS)	268	254	2,038	2,560	4,566
Triple-X life insurance transactions	—	—	85	85	1,185
Trust preferred securities (TruPS)	81	—	—	81	1,034
Other structured finance	173	82	70	325	5,002
Structured finance	522	336	2,193	3,051	11,787
Total	$2,902	$976	$6,415	$10,293	$246,940

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2017

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,368	$663	$4,109	$7,140	$209,392
Non-U.S. public finance	1,455	276	—	1,731	42,922
Public finance	3,823	939	4,109	8,871	252,314
Structured finance:
U.S. RMBS	374	304	2,083	2,761	4,818
Triple-X life insurance transactions	—	—	85	85	1,199
TruPS	161	—	—	161	1,349
Other structured finance	170	118	72	360	5,272
Structured finance	705	422	2,240	3,367	12,638
Total	$4,528	$1,361	$6,349	$12,238	$264,952

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of September 30, 2018

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,746	$156	$2,902	130	6	136
Category 2	968	8	976	41	2	43
Category 3	6,337	78	6,415	146	8	154
Total BIG	$10,051	$242	$10,293	317	16	333

 Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of December 31, 2017

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$4,301	$227	$4,528	139	7	146
Category 2	1,344	17	1,361	46	3	49
Category 3	6,255	94	6,349	150	9	159
Total BIG	$11,900	$338	$12,238	335	19	354
_____________________
(1)    Includes net par outstanding for VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of September 30, 2018, all of which was rated BIG. Puerto Rico has experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

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

On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law by the President of the United States. PROMESA established a seven-member financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. PROMESA provides a legal framework under which the debt of the Commonwealth and its related authorities and public corporations may be voluntarily restructured, and grants the Oversight Board the sole authority to file restructuring petitions in a federal court to restructure the debt of the Commonwealth and its related authorities and public corporations if voluntary negotiations fail, provided that any such restructuring must be in accordance with an Oversight Board-approved fiscal plan that respects the liens and priorities provided under Puerto Rico law.

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

The Oversight Board has certified a number of fiscal plans (in some instances certifying revisions of previously certified plans) for the Commonwealth, PRHTA, PREPA and PRASA. The Company does not believe the certified fiscal plans for the Commonwealth, PRHTA, PREPA or PRASA comply with certain mandatory requirements of PROMESA.

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. See “Puerto Rico Recovery Litigation” below.

The Company participates in mediation and negotiations relating to its Puerto Rico exposure. The Company is a party to a consensual resolution for COFINA debt memorialized in an agreement dated September 20, 2018. The Company has not agreed to the potential resolution of the PREPA debt announced in July 2018. See discussions below.

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

Constitutionally Guaranteed

General Obligation. As of September 30, 2018, the Company had $1,341 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to the Commonwealth.

On October 23, 2018, the Oversight Board certified a revised fiscal plan for the Commonwealth. The revised certified Commonwealth fiscal plan indicates an expected primary budget surplus, if fiscal plan reforms are enacted, of $17.0 billion that would be available for debt service over the six-year forecast period ending 2023. The Company believes the available surplus set forth in the Oversight Board's revised certified fiscal plan (which assumes certain fiscal reforms are implemented by the Commonwealth) should be sufficient to cover contractual debt service of Commonwealth general obligation issuance and of authorities and public corporations directly implicated by the Commonwealth’s general fund during the forecast period. However, the revised certified Commonwealth fiscal plan indicates a net primary budget deficit for the period from 2023 through 2058, and there can be no assurance that the fiscal reforms will be enacted or, if they are, that the forecasted primary budget surplus will occur or, if it does, that such funds will be used to cover contractual debt service.

Puerto Rico Public Buildings Authority (PBA). As of September 30, 2018, the Company had $141 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of September 30, 2018, the Company had $844 million insured net par outstanding of PRHTA (transportation revenue) bonds and $475 million insured net par outstanding of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. As noted above, the Oversight Board filed a petition under Title III of PROMESA with respect to PRHTA.

On June 28, 2018, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period.

PRCCDA. As of September 30, 2018, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of September 30, 2018, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

PREPA. As of September 30, 2018, the Company had $848 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017.

On December 24, 2015, AGM and AGC entered into a Restructuring Support Agreement (PREPA RSA) with PREPA, an ad hoc group of uninsured bondholders and a group of fuel-line lenders that, subject to certain conditions, would have resulted in, among other things, modernization of the utility and a restructuring of current debt.

The Oversight Board did not certify the PREPA RSA under Title VI of PROMESA as the Company believes was required by PROMESA, but rather, on July 2, 2017, commenced proceedings for PREPA under Title III of PROMESA.

On July 30, 2018, the Oversight Board and the Governor of Puerto Rico announced that they had reached a tentative agreement with a certain group of PREPA bondholders regarding approximately $3 billion, or approximately one-third, of PREPA’s outstanding debt. Bondholders would be able to exchange their debt for new securitization debt maturing in 40 years at 67% of par, plus growth bonds tied to the recovery of Puerto Rico at 10% of par. The Company and certain other creditors of PREPA have not agreed to the terms of that tentative agreement.

On August 1, 2018, the Oversight Board certified a revised fiscal plan for PREPA.

PRASA. As of September 30, 2018, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S. Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

On August 1, 2018, the Oversight Board certified a revised fiscal plan for PRASA.

MFA. As of September 30, 2018, the Company had $303 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

COFINA. As of September 30, 2018, the Company had $273 million insured net par outstanding of subordinate COFINA bonds, which are secured primarily by a second lien on certain sales and use taxes. As noted above, the Oversight Board filed a petition on behalf of COFINA under Title III of PROMESA. COFINA bond debt service payments were not made on August 1, 2017, and the Company made its first claim payments on these bonds. The Company has continued to make claim payments on these bonds.

    On September 20, 2018, the Commonwealth, the Oversight Board, and senior and subordinate COFINA creditors, including the Company, representing a total of approximately $10 billion of COFINA debt, executed an amended and restated Plan Support Agreement (COFINA PSA) allocating between the senior and subordinate COFINA bondholders the portion to be received by COFINA of the pledged sales tax base amount (PSTBA) of the 5.5% Sales and Use Taxes (SUT). Under the COFINA PSA, the Company expects implied recoveries, including fees for parties to the COFINA PSA, will total in the mid-90% range for the senior bonds and approach 60% for the subordinate bonds, and both senior and subordinate COFINA creditors will exchange their positions for new senior closed lien COFINA bonds. The COFINA PSA includes a term sheet that details the terms and conditions of the settlement reached on June 7, 2018 among the court-appointed agents for COFINA and the Commonwealth to resolve a dispute between the Commonwealth and COFINA regarding ownership of the PSTBA. The June 7, 2018 agreement in principle, which was filed with the Federal District Court for Puerto Rico, requires, among other things, that future challenges to it be barred by the court or made illegal, and provides that, beginning July 1, 2018, the SUT would be paid first to COFINA until it has received 53.65% of the PSTBA and that the remaining 46.35% of the PSTBA would be paid to the Commonwealth thereafter. The June 7, 2018 agreement in principle does not impact SUT in excess of the PSTBA, which is paid to the Commonwealth. The Company is reserving its contractual voting rights as sole bondholder of certain Commonwealth general obligation bonds and its related subrogee rights with respect to both the SUT revenues allocated to the Commonwealth and other available resources of the Commonwealth. Under the Constitution of the Commonwealth, such revenues and resources must be used to pay general obligation debt before any other claim, debt or expense, including government expenses.

U of PR. As of September 30, 2018, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

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

On May 16, 2017, The Bank of New York Mellon, as trustee for the bonds issued by COFINA, filed an adversary complaint for interpleader and declaratory relief with the Federal District Court for Puerto Rico to resolve competing and conflicting demands made by various groups of COFINA bondholders, insurers of certain COFINA Bonds and COFINA, regarding funds held by the trustee for certain COFINA bond debt service payments scheduled to occur on and after June 1, 2017. On May 19, 2017, an order to show cause was entered permitting AGM to intervene in this matter. On September 20, 2018, the Oversight Board, the Commonwealth, and senior and subordinate COFINA bondholders, including AGM, entered into the COFINA PSA described above. The Company believes that the dispute would be resolved if the court approved the COFINA PSA.

On June 3, 2017, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA bonds under the Bankruptcy Code; (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA bonds under the Bankruptcy Code; and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On January 30, 2018, the court rendered an opinion dismissing the complaint and holding, among other things, that (x) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (y) actions to enforce liens on pledged special revenues remain stayed. AGC and AGM are appealing the district court’s decision to the United States Court of Appeals for the First Circuit (First Circuit).

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

On July 18, 2017, AGM and AGC filed in the Federal District Court for Puerto Rico a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. The court denied the motion on September 14, 2017, but on August 8, 2018, the First Circuit vacated and remanded the court's decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal of an unrelated adversary proceeding decision by Ambac Assurance Corporation, which may resolve certain similar issues.

On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void ab initio the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case in July 2018. On August 3, 2018, a stipulated judgment was entered against AGM and AGC at their request based upon the court's July decision in the other Appointments Clause lawsuit and, on the same date, AGM and AGC appealed the stipulated judgment to the First Circuit. On August 15, 2018, the court consolidated, for purposes of briefing and oral argument, AGM and AGC's appeal with the other Appointments Clause lawsuit. On September 7, 2018, the United States Court of Appeals for the First Circuit consolidated AGM's and AGC's appeal with a third Appointments Clause lawsuit.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in millions)
Exposure to Puerto Rico	$4,971	$5,186	$8,037	$8,514

Puerto Rico
Net Par Outstanding

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,341	$1,419
PBA	141	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	844	882
PRHTA (Highways revenue) (1)	475	495
PRCCDA	152	152
PRIFA	16	18
Other Public Corporations
PREPA (1)	848	853
PRASA	373	373
MFA	303	360
COFINA (1)	273	272
U of PR	1	1
Total net exposure to Puerto Rico	$4,767	$4,966
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

     Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of September 30, 2018

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2018 (October 1 - December 31)	$0	$3

2019 (January 1 - March 31)	0	117
2019 (April 1 - June 30)	0	3
2019 (July 1 - September 30)	224	341
2019 (October 1 - December 31)	0	3
Subtotal 2019	224	464
2020	285	516
2021	147	364
2022	137	345
2023-2027	1,229	2,128
2028-2032	812	1,436
2033-2037	1,217	1,572
2038-2042	453	602
2043-2047	263	316
Total	$4,767	$7,746

Exposure to the U.S. Virgin Islands

As of September 30, 2018, the Company had $496 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $222 million BIG. The $274 million USVI net par the Company rated investment grade was composed primarily of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $222 million BIG USVI net par comprised (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
	(in millions)
Capital relief triple-X life reinsurance (1)	$883	$773	$766	$675
Aircraft residual value insurance policies	340	201	218	140
____________________

(1)	The capital relief triple-X life reinsurance net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

5.	Expected Loss to be Paid

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio.

Loss Estimation Process

The Company’s loss reserve committees estimate expected loss to be paid for all contracts by reviewing analyses that consider various scenarios with corresponding probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments, sector-driven loss severity assumptions and/or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company monitors the performance of its transactions with expected losses, and each quarter the Company’s loss reserve committees review and refresh their loss projection assumptions, scenarios and the probabilities they assign to those scenarios based on actual developments during the quarter and their view of future performance.

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

The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and, as a result, the Company’s loss estimates may change materially over that same period.

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.0% to 3.20% with a weighted average of 3.03% as of September 30, 2018 and 0.00% to 2.78% with a weighted average of 2.38% as of December 31, 2017. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 3.2% and 3.7% of the total as of September 30, 2018 and December 31, 2017, respectively.

Net Expected Loss to be Paid
Roll Forward

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Net expected loss to be paid, beginning of period	$1,432	$1,297	$1,303	$1,198
Net expected loss to be paid on the SGI portfolio as of June 1, 2018 (see Note 2)	—	—	131	—
Net expected loss to be paid on the MBIA UK portfolio as of January 10, 2017	—	—	—	21
Economic loss development (benefit) due to:
Accretion of discount	10	8	27	24
Changes in discount rates	(9)	(6)	(15)	28
Changes in timing and assumptions	(1)	202	(17)	246
Total economic loss development (benefit)	0	204	(5)	298
Net (paid) recovered losses	(241)	(209)	(238)	(225)
Net expected loss to be paid, end of period	$1,191	$1,292	$1,191	$1,292

Net Expected Loss to be Paid
Roll Forward by Sector
Third Quarter 2018

	Net Expected Loss to be Paid (Recovered) as of June 30, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2018 (2)
	(in millions)
Public finance:
U.S. public finance	$1,041	$42	$(251)	$832
Non-U.S. public finance	41	(3)	—	38
Public finance	1,082	39	(251)	870
Structured finance:
U.S. RMBS	326	(40)	17	303
Other structured finance	24	1	(7)	18
Structured finance	350	(39)	10	321
Total	$1,432	$0	$(241)	$1,191

Net Expected Loss to be Paid
Roll Forward by Sector
Third Quarter 2017

	Net Expected Loss to be Paid (Recovered) as of June 30, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2017
	(in millions)
Public finance:
U.S. public finance	$1,044	$229	$(227)	$1,046
Non-U.S. public finance	42	0	5	47
Public finance	1,086	229	(222)	1,093
Structured finance:
U.S. RMBS	182	(19)	13	176
Other structured finance	29	(6)	0	23
Structured finance	211	(25)	13	199
Total	$1,297	$204	$(209)	$1,292

Net Expected Loss to be Paid
Roll Forward by Sector
Nine Months 2018

	Net Expected Loss to be Paid (Recovered) as of December 31, 2017 (2)	Net Expected Loss to be Paid on SGI Portfolio as of June 1, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2018 (2)
	(in millions)
Public finance:
U.S. public finance	$1,157	$0	$59	$(384)	$832
Non-U.S. public finance	46	1	(9)	0	38
Public finance	1,203	1	50	(384)	870
Structured finance:
U.S. RMBS	73	130	(52)	152	303
Other structured finance	27	—	(3)	(6)	18
Structured finance	100	130	(55)	146	321
Total	$1,303	$131	$(5)	$(238)	$1,191

Net Expected Loss to be Paid
Roll Forward by Sector
Nine Months 2017

	Net Expected Loss to be Paid (Recovered) as of December 31, 2016	Net Expected Loss to be Paid on MBIA UK as of January 10, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2017
	(in millions)
Public finance:
U.S. public finance	$871	$—	$431	$(256)	$1,046
Non-U.S. public finance	33	13	(4)	5	47
Public finance	904	13	427	(251)	1,093
Structured finance:
U.S. RMBS	206	—	(70)	40	176
Other structured finance	88	8	(59)	(14)	23
Structured finance	294	8	(129)	26	199
Total	$1,198	$21	$298	$(225)	$1,292
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $6 million and $7 million in loss adjustment expenses (LAE) for Third Quarter 2018 and 2017, respectively, and $17 million and $16 million in LAE for Nine Months 2018 and 2017, respectively.

(2)	Includes expected LAE to be paid of $15 million as of September 30, 2018 and $23 million as of December 31, 2017.

The following table presents the present value of net expected loss to be paid and the net economic loss development for all contracts by accounting model.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of September 30, 2018	As of December 31, 2017	Third Quarter 2018	Third Quarter 2017	Nine Months 2018	Nine Months 2017
	(in millions)
Financial guaranty insurance	$1,112	$1,226	$1	$207	$(9)	$328
FG VIEs (1) and other	83	91	(3)	(2)	(7)	(6)
Credit derivatives (2)	(4)	(14)	2	(1)	11	(24)
Total	$1,191	$1,303	$0	$204	$(5)	$298
___________________
(1)    See Note 9, Variable Interest Entities.

(2)    See Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of September 30, 2018, all of which was BIG. For additional information regarding the Company's exposure to general obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations, see "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.

As of September 30, 2018, the Company had insured $331 million net par outstanding of general obligation bonds issued by the City of Hartford, Connecticut, most of which was rated BIG at December 31, 2017. In the first quarter of 2018, the State of Connecticut entered into a contract assistance agreement with the City of Hartford under which the state will pay the debt service costs of the City’s general obligation bonds, including those insured by the Company. As a result, the Company reduced the corresponding expected losses as of March 31, 2018 and upgraded this exposure to investment grade.

The Company had approximately $18 million of net par exposure as of September 30, 2018 to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but subsequently claimed the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. See “Recovery Litigation” at the end of this note for the settlement agreement reached between the County, the District and AGC with respect to the County's obligations.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of September 30, 2018, the Company’s net par subject to the plan consisted of $110 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2018 including those mentioned above, would be $832 million, compared with a net expected loss of $1,157 million as of December 31, 2017. The economic loss development in Third Quarter 2018 was $42 million, which was primarily attributable to Puerto Rico exposures. The economic loss development for Nine Months 2018 was $59 million, which was primarily attributable to Puerto Rico exposures, partially offset by a benefit related to the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese exposures is $437 million and $71 million, respectively. The Company rates all of these exposures BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign.

The Company also has exposure to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure, net of reinsurance, to these Hungarian transactions is $179 million, all of which was rated BIG.

The Company also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $201 million of net par outstanding as of September 30, 2018. This transaction has been underperforming due to higher costs compared with expectations at underwriting. In the first quarter of 2018, the Company changed its traffic assumptions for this road, resulting in a benefit.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $38 million as of September 30, 2018, compared with $46 million as of December 31, 2017. The economic benefit of approximately $3 million for Third Quarter 2018 was attributable mainly to changes in certain probability of default assumptions. The economic benefit of approximately $9 million during Nine Months 2018 was attributable mainly to the U.K. arterial road and changes in probability of default assumptions mentioned above.

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

The following table presents the U.S. RMBS net economic loss development (benefit).

Net Economic Loss Development (Benefit)
U.S. RMBS

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
First lien U.S. RMBS	$(13)	$1	$4	$(22)
Second lien U.S. RMBS	(27)	(20)	(56)	(48)

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

First Lien Liquidation Rates

	September 30, 2018	June 30, 2018	December 31, 2017
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	30	30	30
Option ARM	35	35	35
Subprime	40	40	40
60 – 89 Days Delinquent
Alt-A and Prime	35	35	40
Option ARM	45	45	50
Subprime	50	50	50
90+ Days Delinquent
Alt-A and Prime	40	40	55
Option ARM	55	55	60
Subprime	55	55	55
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	55	55	65
Option ARM	65	65	70
Subprime	65	65	65
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 4.75 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions reached historically high levels, and the Company is assuming in the base case that elevated levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. Each quarter the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of September 30, 2018				As of June 30, 2018				As of December 31, 2017
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.9%	-	11.2%	4.6%	0.7%	-	12.2%	4.7%	1.3%	-	9.8%	5.2%
Final CDR	0.0%	-	0.6%	0.2%	0.0%	-	0.6%	0.2%	0.1%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				80%				80%
2007+	70%				70%				70%
Option ARM
Plateau CDR	2.1%	-	8.7%	5.8%	2.1%	-	8.5%	5.9%	2.5%	-	7.0%	5.9%
Final CDR	0.1%	-	0.4%	0.3%	0.1%	-	0.4%	0.3%	0.1%	-	0.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				70%				70%
2007+	70%				75%				75%
Subprime
Plateau CDR	2.3%	-	18.6%	6.7%	3.2%	-	18.4%	6.9%	3.5%	-	13.1%	7.8%
Final CDR	0.1%	-	0.9%	0.3%	0.2%	-	0.9%	0.3%	0.2%	-	0.7%	0.4%
Initial loss severity:
2005 and prior	80%				80%				80%
2006	75%				85%				90%
2007+	95%				95%				95%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for June 30, 2018 and December 31, 2017.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2018 and December 31, 2017.

Total expected loss to be paid on all first lien U.S. RMBS was $237 million and $123 million as of September 30, 2018 and December 31, 2017, respectively. The reinsurance of the SGI portfolio added $113 million of net expected loss to first lien U.S. RMBS on June 1, 2018. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2018 as it used as of June 30, 2018 and December 31, 2017, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $57 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $35 million for all first lien U.S. RMBS transactions.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, comprising six months of delinquent loan liquidations, followed by 28 months of decrease to the steady state CDR, the same as of June 30, 2018 and December 31, 2017.

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

The HELOC loans underlying the Company's insured HELOC transactions are now past their original interest-only reset date, although a significant number of HELOC loans were modified to extend the original interest-only period for another five years. As a result, in 2017, the Company eliminated the CDR increase that was applied when such loans reached their principal amortization period. In addition, based on the average performance history, starting in the third quarter of 2017, the Company applied a CDR floor of 2.5% for the future steady state CDR on all its HELOC transactions.

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of September 30, 2018 that it will generally recover only 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries assumed to come in over time. This is the same assumption used as of June 30, 2018 and December 31, 2017.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of June 30, 2018 and December 31, 2017. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $66 million as of September 30, 2018 and total expected recovery on all second lien U.S. RMBS was $50 million as of December 31, 2017, respectively. This change was due primarily to cash received in 2018 from a favorable settlement of R&W litigation reached in late December 2017 and the addition of $17 million of net expected loss on second lien U.S. RMBS assumed in the SGI Transaction on June 1, 2018.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of September 30, 2018				As of June 30, 2018				As of December 31, 2017
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	2.9%	-	31.7%	11.5%	4.8%	-	28.5%	11.1%	2.7%	-	19.9%	11.4%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	40				40				45
60 – 89 Days Delinquent	55				55				60
90+ Days Delinquent	75				75				75
Bankruptcy	55				55				55
Foreclosure	65				65				70
Real Estate Owned	100				100				100
Loss severity	98%				98%				98%

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

Breaches of Representations and Warranties

As of September 30, 2018, the Company had a net R&W receivable of $13 million from R&W counterparties, compared to a net R&W receivable of $117 million as of December 31, 2017. The decrease was due primarily to cash received in 2018 from a favorable settlement of R&W litigation reached in late December 2017.

Other Structured Finance

The Company had $1.2 billion of net par exposure to financial guaranty triple-X life insurance transactions as of September 30, 2018, of which $85 million in net par was rated BIG. The triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage triple-X life insurance transactions, which include the BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS.

The Company has insured or reinsured $1.2 billion net par of student loan securitizations issued by private issuers that are classified as structured finance. Of this amount, $111 million is rated BIG. In general, the projected losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company projected that its total net expected loss across its troubled non-RMBS structured finance exposures as of September 30, 2018 including those mentioned above was $18 million and is primarily attributable to structured student loans. The economic loss development during Third Quarter 2018 was $1 million primarily related to increases in LAE. The economic benefit during Nine Months 2018 was $3 million primarily attributable to the commutation of certain assumed student loan transactions.

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

On November 1, 2013, Radian Asset Assurance Inc. (Radian Asset) commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi (the County) and the Parkway East Public Improvement District (District) to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset (now AGC). As of September 30, 2018, $18 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the district court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. The County appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Fifth Circuit, and on May 31, 2017, the appellate court reversed the district court’s ruling and remanded the matter to the district court. In March 2018, the County, the District, and AGC executed a settlement agreement which formalizes the procedures related to the disposition of assessments and of the properties that have defaulted, and on May 11, 2018, the district court dismissed the case. The settlement agreement also provides for the County owned property to be conveyed to the District, which, to the extent practicable, is obligated to lease, sell or otherwise dispose of the property to maximize pledged revenues. Any such actions will require AGC’s consent.

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

Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, includes contracts that meet the definition of insurance contracts, contracts that meet the definition of a derivative, and contracts that are accounted for as consolidated FG VIEs. Amounts presented in this note relate only to insurance contracts. See Note 8, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Variable Interest Entities for amounts that relate to FG VIEs.

Net Earned Premiums

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Scheduled net earned premiums	$95	$96	$275	$296
Accelerations from refundings and terminations	40	87	131	204
Accretion of discount on net premiums receivable	6	3	14	11
Financial guaranty insurance net earned premiums	141	186	420	511
Non-financial guaranty net earned premiums	1	0	3	1
Net earned premiums (1)	$142	$186	$423	$512
 ___________________

(1)	Excludes $3 million and $3 million for Third Quarter 2018 and 2017, respectively, and $9 million and $11 million for Nine Months 2018 and 2017, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Nine Months
	2018	2017
	(in millions)
Beginning of year	$915	$576
Less: Non-financial guaranty insurance premium receivable	1	0
FG insurance premiums receivable	914	576
Premiums receivable from acquisitions (see Note 2)	—	270
Gross written premiums on new business, net of commissions (1)	508	225
Gross premiums received, net of commissions (2)	(477)	(216)
Adjustments:
Changes in the expected term	(2)	0
Accretion of discount, net of commissions on assumed business	5	13
Foreign exchange translation and remeasurement (3)	(23)	54
Cancellation of assumed reinsurance	(10)	—
FG insurance premium receivable (4)	915	922
Non-financial guaranty insurance premium receivable	1	0
September 30,	$916	$922
____________________

(1)
For transactions where the Company replaces a previous Assured Guaranty financial guaranty contract, gross written premiums in this table represents only the incremental amount in excess of the original gross written premiums. Nine Months 2018 includes $330 million of gross written premiums assumed from SGI on June 1, 2018. See Note 2, Assumption of Insured Portfolio and Business Combinations.

(2)	Nine Months 2018 includes $275 million of cash received from SGI on June 1, 2018.

(3)
Includes foreign exchange gain (loss) on remeasurement recorded in the condensed consolidated statements of operations of $(8) million in Third Quarter 2018, $19 million in Third Quarter 2017, $(21) million in Nine Months 2018 and $52 million in Nine Months 2017. The remaining foreign exchange translation is recorded in other comprehensive income.

(4)	Excludes $9 million and $10 million as of September 30, 2018 and September 30, 2017, respectively, related to consolidated FG VIEs.

Approximately 72%, 72% and 71% of installment premiums at September 30, 2018, December 31, 2017 and September 30, 2017, respectively, are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the tables below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations and changes in expected lives.

 Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of September 30, 2018
(in millions)
2018 (October 1 - December 31)	$32
2019	93
2020	98
2021	80
2022	80
2023-2027	296
2028-2032	196
2033-2037	109
After 2037	111
Total (1)	$1,095
 ____________________

(1)	Excludes expected cash collections on consolidated FG VIEs of $11 million.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of September 30, 2018
(in millions)
2018 (October 1 - December 31)	$91
2019	329
2020	299
2021	272
2022	247
2023-2027	963
2028-2032	639
2033-2037	378
After 2037	320
Net deferred premium revenue (1)	3,538
Future accretion	179
Total future net earned premiums	$3,717
 ____________________

(1)	Excludes scheduled net earned premiums on consolidated FG VIEs of $68 million and non-financial guaranty business net earned premium of $12 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of September 30, 2018	As of December 31, 2017
	(dollars in millions)
Premiums receivable, net of commission payable	$915	$914
Gross deferred premium revenue	1,324	1,205
Weighted-average risk-free rate used to discount premiums	2.2%	2.3%
Weighted-average period of premiums receivable (in years)	9.1	9.2

Financial Guaranty Insurance Losses

Insurance Contracts' Loss Information

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.20% with a weighted average of 3.04% as of September 30, 2018 and 0.0% to 2.78% with a weighted average of 2.39% as of December 31, 2017.

Net Reserve (Salvage)

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Public finance:
U.S. public finance	$611	$901
Non-U.S. public finance	16	21
Public finance	627	922
Structured finance:
U.S. RMBS (1)	15	(114)
Other structured finance	22	40
Structured finance	37	(74)
Subtotal	664	848
Other payable (recoverable)	(3)	(4)
Total	$661	$844
____________________

(1)	Excludes net reserves of $50 million and $55 million as of September 30, 2018 and December 31, 2017, respectively, related to consolidated FG VIEs.

Components of Net Reserves (Salvage)

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Loss and LAE reserve	$1,147	$1,444
Reinsurance recoverable on unpaid losses (1)	(34)	(44)
Loss and LAE reserve, net	1,113	1,400
Salvage and subrogation recoverable	(471)	(572)
Salvage and subrogation payable (2)	22	20
Other payable (recoverable) (1)	(3)	(4)
Salvage and subrogation recoverable, net, and other recoverable	(452)	(556)
Net reserves (salvage)	$661	$844
____________________

(1)	Recorded as a component of other assets in condensed consolidated balance sheets.

(2)	Recorded as a component of other liabilities in condensed consolidated balance sheets.

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
Financial Guaranty Insurance Contracts

As of September 30, 2018
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,112
Contra-paid, net	73
Salvage and subrogation recoverable, net of reinsurance	449
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,112)
Other recoverable (payable)	3
Net expected loss to be expensed (present value) (2)	$525
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $45 million as of September 30, 2018, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2018
(in millions)
2018 (October 1 – December 31)	$9
2019	37
2020	38
2021	42
2022	42
2023-2027	171
2028-2032	112
2033-2037	61
After 2037	13
Net expected loss to be expensed	525
Future accretion	181
Total expected future loss and LAE	$706

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Public finance:
U.S. public finance	$42	$233	$76	$424
Non-U.S. public finance	(3)	0	(5)	(3)
Public finance	39	233	71	421
Structured finance:
U.S. RMBS (1)	(21)	(5)	(17)	(19)
Other structured finance	(1)	(5)	(11)	(48)
Structured finance	(22)	(10)	(28)	(67)
Loss and LAE	$17	$223	$43	$354
____________________

(1)
Excludes a benefit of $3 million and a loss of $1 million for Third Quarter 2018 and 2017, respectively, an losses of $0 million and $5 million for Nine Months 2018 and 2017, respectively, related to consolidated FG VIEs.

The following table provides information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2018

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	130	(10)	41	(1)	146	(7)	317	—	317
Remaining weighted-average contract period (in years)	8.2	6.7	13.2	2.2	10.1	9.3	9.9	—	9.9
Outstanding exposure:
Principal	$2,819	$(73)	$974	$(6)	$6,495	$(158)	$10,051	$—	$10,051
Interest	1,261	(31)	622	(1)	3,256	(74)	5,033	—	5,033
Total (2)	$4,080	$(104)	$1,596	$(7)	$9,751	$(232)	$15,084	$—	$15,084
Expected cash outflows (inflows)	$99	$(5)	$284	$(1)	$4,028	$(79)	$4,326	$(295)	$4,031
Potential recoveries (3)	(464)	23	(107)	0	(2,434)	55	(2,927)	189	(2,738)
Subtotal	(365)	18	177	(1)	1,594	(24)	1,399	(106)	1,293
Discount	91	(5)	(53)	0	(236)	(2)	(205)	24	(181)
Present value of expected cash flows	$(274)	$13	$124	$(1)	$1,358	$(26)	$1,194	$(82)	$1,112
Deferred premium revenue	$110	$(4)	$157	$0	$561	$(2)	$822	$(66)	$756
Reserves (salvage)	$(302)	$13	$42	$(1)	$982	$(24)	$710	$(50)	$660

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2017

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	139	(22)	46	(3)	150	(41)	335	—	335
Remaining weighted-average contract period (in years)	8.9	7.3	14.0	2.9	9.6	9.3	9.9	—	9.9
Outstanding exposure:
Principal	$4,397	$(96)	$1,352	$(8)	$6,445	$(190)	$11,900	$—	$11,900
Interest	2,110	(42)	1,002	(1)	3,098	(86)	6,081	—	6,081
Total (2)	$6,507	$(138)	$2,354	$(9)	$9,543	$(276)	$17,981	$—	$17,981
Expected cash outflows (inflows)	$186	$(5)	$492	$(1)	$3,785	$(104)	$4,353	$(307)	$4,046
Potential recoveries (3)	(595)	20	(145)	0	(2,273)	67	(2,926)	194	(2,732)
Subtotal	(409)	15	347	(1)	1,512	(37)	1,427	(113)	1,314
Discount	66	(4)	(93)	0	(78)	(2)	(111)	23	(88)
Present value of expected cash flows	$(343)	$11	$254	$(1)	$1,434	$(39)	$1,316	$(90)	$1,226
Deferred premium revenue	$112	$(5)	$129	$0	$540	$(6)	$770	$(74)	$696
Reserves (salvage)	$(380)	$11	$202	$(1)	$1,100	$(34)	$898	$(55)	$843
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

See Note 6, Contracts Accounted for as Insurance, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information on (i) the Company's potential termination payments under interest rate swaps, (ii) the variable rate demand obligations exposure, and (iii) the potential payment obligations under guaranteed investment contracts and availability of sufficient eligible and liquid assets to AGMH's former subsidiary, FSA Asset Management LLC, to satisfy any expected withdrawal and collateral posting obligations.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2018, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

Transfers between Levels 1, 2 and 3 are recognized at the end of the period when the transfer occurs. The Company reviews the classification between Levels 1, 2 and 3 quarterly to determine whether a transfer is necessary. During the periods presented, there were no transfers between Level 1, Level 2 and Level 3 except for one transfer from Level 2 into Level 3 during Nine Months 2017 because starting in the second quarter of 2017 the price of the security included a significant unobservable assumption.

Measured and Carried at Fair Value

Fixed-Maturity Securities and Short-Term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing models, which take into account: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, industry and economic events, and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news.

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

Annually, the Company reviews each pricing service’s procedures, controls and models as well as the competency of the pricing service’s key personnel. In addition, on a quarterly basis, the Company holds a meeting of the internal valuation committee (composed of individuals within the Company with market, valuation, accounting, and/or finance experience) that reviews and approves prices and assumptions used by the pricing services.

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

As of September 30, 2018, the Company used models to price 119 securities (primarily securities that were purchased or obtained for loss mitigation or other risk management purposes), which were 13% or $1,411 million of the Company’s fixed-maturity securities and short-term investments at fair value. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could materially change the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of September 30, 2018 and December 31, 2017, other invested assets included investments carried and measured at fair value on a recurring basis of $44 million and $48 million, respectively, and included primarily preferred stock investments in the global property catastrophe risk market and in a fund that invested primarily in senior loans and bonds. Fair values for the preferred stock investments are based on their respective net asset value (NAV) per share or equivalent. Included in the amounts above are other equity investments that were carried at their fair value of $2 million as of September 30, 2018 and December 31, 2017. These equity investments were classified as Level 3.

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

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives consist primarily of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The following is a description of the fair value methodology applied to the Company's insured CDS that are accounted for as credit derivatives. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2018 were such that market prices of the Company’s CDS contracts were not available.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices adjusted to reflect the non-standard terms of the Company's CDS contracts.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of September 30, 2018	As of December 31, 2017
Based on actual collateral specific spreads	21%	14%
Based on market indices	34%	48%
Provided by the CDS counterparty	45%	38%
Total	100%	100%
 ____________________
(1)    Based on par.

The rates used to discount future expected premium cash flows ranged from 2.44% to 3.17% at September 30, 2018 and 1.72% to 2.55% at December 31, 2017.

The Company interpolates a curve based on the historical relationship between the premium the Company receives when a credit derivative is closed and the daily closing price of the market index related to the specific asset class and rating of the transaction. This curve indicates expected credit spreads at each indicative level on the related market index. For transactions with unique terms or characteristics where no price quotes are available, management extrapolates credit spreads based on a similar transaction for which the Company has received a spread quote from one of the first three sources within the Company’s spread hierarchy. This alternative transaction will be within the same asset class, have similar underlying assets, similar credit ratings, and similar time to maturity. The Company then calculates the percentage of relative spread change quarter over quarter for the alternative transaction. This percentage change is then applied to the historical credit spread of the transaction for which no price quote was received in order to calculate the transaction's current spread.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 0.2%, 0.2% and 16%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of September 30, 2018, June 30, 2018 and December 31, 2017, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at previously established floor levels. Due to the low volume of CDS contracts remaining in AGM's portfolio, changes in AGM's credit spreads do not significantly affect the overall percentage of transactions fair valued using the minimum premium. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or transaction originator hedging a portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

Not Carried at Fair Value

For the assets and liabilities listed below, which are not carried at fair value, there were no changes to the valuation techniques and inputs used to determine fair value since December 31, 2017.

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
As of September 30, 2018

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale (1):
Fixed-maturity securities
Obligations of state and political subdivisions	$4,988	$—	$4,889	$99
U.S. government and agencies	242	—	242	—
Corporate securities	2,147	—	2,087	60
Mortgage-backed securities:
RMBS	948	—	649	299
Commercial mortgage-backed securities (CMBS)	528	—	528	—
Asset-backed securities	1,055	—	102	953
Non-U.S. government securities	284	—	284	—
Total fixed-maturity securities	10,192	—	8,781	1,411
Short-term investments	738	460	278	—
Other invested assets (2)	7	—	0	7
FG VIEs’ assets, at fair value (3)	596	—	—	596
Other assets (3) (4)	127	26	42	59
Total assets carried at fair value	$11,660	$486	$9,101	$2,073
Liabilities:
Credit derivative liabilities (3)	$239	$—	$—	$239
FG VIEs’ liabilities with recourse, at fair value (5)	545	—	—	545
FG VIEs’ liabilities without recourse, at fair value (3)	104	—	—	104
Total liabilities carried at fair value	$888	$—	$—	$888

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2017

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale (1):
Fixed-maturity securities
Obligations of state and political subdivisions	$5,760	$—	$5,684	$76
U.S. government and agencies	285	—	285	—
Corporate securities	2,018	—	1,951	67
Mortgage-backed securities:
RMBS	861	—	527	334
CMBS	549	—	549	—
Asset-backed securities	896	—	109	787
Non-U.S. government securities	305	—	305	—
Total fixed-maturity securities	10,674	—	9,410	1,264
Short-term investments	627	464	162	1
Other invested assets (2)	7	—	0	7
FG VIEs’ assets, at fair value (3)	700	—	—	700
Other assets (3) (4)	123	25	36	62
Total assets carried at fair value	$12,131	$489	$9,608	$2,034
Liabilities:
Credit derivative liabilities (3)	$271	$—	$—	$271
FG VIEs’ liabilities with recourse, at fair value (3)	627	—	—	627
FG VIEs’ liabilities without recourse, at fair value (3)	130	—	—	130
Total liabilities carried at fair value	$1,028	$—	$—	$1,028
____________________
(1)    Change in fair value is included in OCI.

(2)
Excludes investments of $41 million and $45 million as of September 30, 2018 and December 31, 2017, respectively, measured using NAV per share with the change in fair value recorded in the condensed consolidated statements of operations. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

(3)    Change in fair value is included in the condensed consolidated statements of operations.

(4)    Includes credit derivative assets.

(5)	Change in fair value attributable to ISCR is recorded in OCI with the remainder of the change in fair value recorded in the condensed consolidated statements of operations.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2018 and 2017 and Nine Months 2018 and 2017.

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2018

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2018	$92		$63		$311		$897		$627		$61		$(257)		$(571)		$(108)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	1	(2)	2	(2)	3	(2)	14	(2)	(1)	(3)	(1)	(4)	21	(6)	3	(3)	1	(3)
Other comprehensive income (loss)	6		(5)		0		(12)		—		0		—		(3)		—
Purchases	—		—		—		64		—		—		—		—		—
Settlements	—		—		(15)		(10)		(30)		—		(1)		26		3
Fair value as of September 30, 2018	$99		$60		$299		$953		$596		$60		$(237)		$(545)		$(104)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2018	$6		$(5)		$1		$(11)		$2	(3)	$(1)	(4)	$20	(6)	$(1)	(3)	$1	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of June 30, 2017	$91		$63		$357		$656		$757		$65		$(361)		$(689)		$(131)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	(8)	(2)	1	(2)	5	(2)	15	(2)	4	(3)	(4)	(4)	58	(6)	(3)	(3)	(1)	(3)
Other comprehensive income (loss)	(1)		2		(1)		2		—		0		—		—		—
Purchases	—		—		13		106		—		—		—		—		—
Settlements	—		—		(28)		(7)		(36)		—		1		35		3
FG VIE deconsolidations	—		—		—		—		(18)		—		—		0		18
Fair value as of September 30, 2017	$82		$66		$346		$772		$707		$61		$(302)		$(657)		$(111)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2017	$(1)		$2		$0		$2		$10	(3)	$(4)	(4)	$51	(6)	$(3)	(3)	$(1)	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2018

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	3	(2)	(2)	(2)	16	(2)	43	(2)	3	(3)	(3)	(4)	103	(6)	(1)	(3)	3	(3)
Other comprehensive income (loss)	17		(5)		(10)		(3)		—		0		—		(1)		—
Purchases	4		—		9		164		—		—		—		—		—
Issuances	—		—		—		—		—		—		(68)	(9)	—		—
Settlements	(1)		—		(50)		(38)		(90)		(1)		(3)		83		7
FG VIE deconsolidations	—		—		—		—		(17)		—		—		1		16
Fair value as of September 30, 2018	$99		$60		$299		$953		$596		$60		$(237)		$(545)		$(104)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2018	$17		$(5)		$(7)		$(1)		$13	(3)	$(3)	(4)	$93	(6)	$(2)	(3)	$2	(3)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (8)		Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2016	$39		$60		$365		$805		$876		$65		$(389)		$(807)		$(151)
MBIA UK Acquisition	—		—		—		7		—		—		—		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	(6)	(2)	4	(2)	23	(2)	100	(2)	32	(3)	(4)	(4)	106	(6)	(14)	(3)	(4)	(3)
Other comprehensive income (loss)	(4)		2		25		60		—		0		—		—		—
Purchases	—		—		42		162		—		—		—		—		—
Settlements	(2)		—		(109)		(362)		(117)		—		(19)		113		11
FG VIE consolidations	—		—		—		—		21		—		—		0		(21)
FG VIE deconsolidations	—		—		—		—		(105)		—		—		51		54
Transfers into Level 3	55		—		—		—		—		—		—		—		—
Fair value as of September 30, 2017	$82		$66		$346		$772		$707		$61		$(302)		$(657)		$(111)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2017	$(4)		$2		$25		$126		$50	(3)	$(4)	(4)	$63	(6)	$(12)	(3)	$(4)	(3)
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

(5)
Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown gross in the condensed consolidated balance sheet based on net exposure by counterparty.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Includes short-term investments, CCS and other invested assets.

(8)	Includes CCS and other invested assets.

(9)	Relates to SGI Transaction. See Note 2, Assumption of Insured Portfolio and Business Combinations.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2018

Financial Instrument Description (1)	Fair Value at September 30, 2018 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$99	Yield	4.5%	-	29.7%	9.1%

Corporate securities	60	Yield	27.3%

RMBS	299	CPR	2.8%	-	18.0%	6.3%
		CDR	1.5%	-	8.8%	5.4%
		Loss severity	40.0%	-	125.0%	82.2%
		Yield	5.3%	-	7.9%	6.2%
Asset-backed securities:
Triple-X life insurance transactions	642	Yield	6.6%	-	6.7%	6.7%

Collateralized loan obligations (CLO) /TruPS	256	Yield	3.5%	-	4.7%	4.2%

Others	55	Yield	11.2%

FG VIEs’ assets, at fair value	596	CPR	0.9%	-	17.5%	9.3%
		CDR	1.3%	-	23.5%	5.6%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	4.5%	-	10.3%	6.9%

Other assets	57	Implied Yield	5.9%	-	6.5%	6.2%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(237)	Year 1 loss estimates	0.0%	-	64.0%	2.3%
		Hedge cost (in bps)	3.8	-	57.8	17.2
		Bank profit (in bps)	8.3	-	503.3	68.8
		Internal floor (in bps)	8.8	-	30.0	10.1
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(649)	CPR	0.9%	-	17.5%	9.3%
		CDR	1.3%	-	23.5%	5.6%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	4.2%	-	10.3%	5.4%
___________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2017

Financial Instrument Description (1)	Fair Value at December 31, 2017 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$76	Yield	4.5%	-	40.8%	12.5%

Corporate securities	67	Yield	22.5%

RMBS	334	CPR	1.3%	-	17.4%	6.4%
		CDR	1.5%	-	9.2%	5.9%
		Loss severity	40.0%	-	125.0%	82.5%
		Yield	4.0%	-	7.5%	5.6%
Asset-backed securities:
Triple-X life insurance transactions	613	Yield	6.2%	-	6.4%	6.3%

CLO/TruPS	116	Yield	2.6%	-	4.6%	3.3%

Others	58	Yield	10.7%

FG VIEs’ assets, at fair value	700	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.7%	-	10.0%	6.2%

Other assets	60	Implied Yield	5.2%	-	5.9%	5.5%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(269)	Year 1 loss estimates	0.0%	-	42.0%	3.3%
		Hedge cost (in bps)	17.6	-	122.6	48.1
		Bank profit (in bps)	6.0	-	852.5	107.5
		Internal floor (in bps)	8.0	-	30.0	21.8
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(757)	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.4%	-	10.0%	4.9%
____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes short-term investments with fair value of $1 million and several investments recorded in other invested assets with fair value of $7 million.

The carrying amount and estimated fair value of the Company’s financial instruments are presented in the following table.

Fair Value of Financial Instruments

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Fixed-maturity securities	$10,192	$10,192	$10,674	$10,674
Short-term investments	738	738	627	627
Other invested assets	49	51	60	61
FG VIEs’ assets, at fair value	596	596	700	700
Other assets	235	235	220	220
Liabilities:
Financial guaranty insurance contracts (1)	3,237	6,254	3,330	7,104
Long-term debt	1,249	1,520	1,292	1,627
Credit derivative liabilities	239	239	271	271
FG VIEs’ liabilities with recourse, at fair value	545	545	627	627
FG VIEs’ liabilities without recourse, at fair value	104	104	130	130
Other liabilities	72	72	55	55
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The increase in credit derivative net par outstanding from year-end 2017 was a result of the June 1, 2018 SGI Transaction discussed in Note 2, Assumption of Insured Portfolio and Business Combinations; as part of that transaction, the Company reinsured SGI's insurance of credit derivatives within its portfolio, primarily infrastructure finance and regulated utility transactions, with a net par of $1.5 billion and a credit derivative liability of $68 million. The credit derivatives assumed from SGI have no expected losses. The estimated remaining weighted average life of credit derivatives was 11.7 years at September 30, 2018 and December 31, 2017.

Credit Derivatives (1)

	As of September 30, 2018		As of December 31, 2017
Asset Type	Net Par Outstanding	Net Fair Value	Net Par Outstanding	Net Fair Value
	(in millions)
Pooled infrastructure	$1,408	$(35)	$1,561	$(42)
Infrastructure finance	1,306	(71)	572	(36)
U.S. RMBS	765	(30)	916	(53)
Pooled corporate obligations (TruPS collateralized debt obligations (CDOs))	702	(32)	878	(72)
Other (2)	2,294	(69)	2,280	(66)
Total	$6,475	$(237)	$6,207	$(269)
____________________
(1)    Expected loss to be recovered were $4 million as of September 30, 2018 and $14 million as of December 31, 2017.

(2)	This comprises numerous transactions across various asset classes, such as regulated utilities, municipal utilities, health care revenue and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2018		As of December 31, 2017
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,960	30.3%	$2,144	34.6%
AA	1,674	25.8	1,170	18.8
A	1,247	19.3	1,517	24.5
BBB	1,352	20.9	1,038	16.7
BIG (1)	242	3.7	338	5.4
Credit derivative net par outstanding	$6,475	100.0%	$6,207	100.0%
____________________

(1)	BIG comprises U.S. RMBS and TruPS CDOs.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Realized gains on credit derivatives	$2	$4	$6	$15
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(1)	(5)	(2)	4
Realized gains (losses) and other settlements	1	(1)	4	19
Net unrealized gains (losses):
Pooled infrastructure	4	(1)	7	4
U.S. RMBS	(2)	11	25	24
Pooled corporate obligations	7	35	38	41
Infrastructure finance	10	0	27	2
Other	1	14	2	16
Net unrealized gains (losses)	20	59	99	87
Net change in fair value of credit derivatives	$21	$58	$103	$106

During Third Quarter 2018, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gains in the Pooled Corporate Obligations and Infrastructure Finance sectors. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Nine Months 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

During Third Quarter and Nine Months 2017, unrealized fair value gains were generated primarily as a result of CDS terminations in the Other sector, run-off of net par outstanding, and tighter implied net spreads. The tighter implied net spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM increased, the implied net spreads that the Company would expect to receive on these transactions decreased.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in basis points)

	As of September 30, 2018	As of June 30, 2018	As of December 31, 2017	As of September 30, 2017	As of June 30, 2017	As of December 31, 2016
Five-year CDS spread:
AGC	77	105	163	190	136	158
AGM	81	106	145	190	140	158

One-year CDS spread
AGC	15	22	70	81	15	35
AGM	17	21	28	81	15	29

Fair Value of Credit Derivatives Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(382)	$(555)
Plus: Effect of AGC and AGM credit spreads	145	286
Net fair value of credit derivatives	$(237)	$(269)

The fair value of CDS contracts at September 30, 2018, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the TruPS CDO, and pooled infrastructure markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $333 million of the CDS insured by AGC requires AGC to post collateral, subject to a $300 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of September 30, 2018 and December 31, 2017.

AGC Insured CDS Collateral Posting Requirements

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Gross par of CDS with collateral posting requirement	$333	$497
Maximum posting requirement	300	464
Collateral posted	1	18

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

Assured Guaranty is not primarily liable for the debt obligations issued by the VIEs it insures and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on FG VIEs’ liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by Assured Guaranty under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 5, Expected Loss to be Paid.

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

Adoption of ASU 2016-01

Amendments under ASU 2016-01 apply to the Company's FG VIEs’ liabilities which the Company had historically elected to measure through the consolidated statements of operations in "fair value gains (losses) on FG VIEs" under the fair value option. For FG VIEs’ liabilities with recourse, the portion of the change in fair value caused by changes in ISCR must now be separately presented in OCI as opposed to the consolidated statements of operations.

The inception to date change in fair value of the FG VIEs’ liabilities with recourse attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the Company’s CDS spread from the most recent date of consolidation to the current period. In general, if the Company’s CDS spread tightens, more value will be assigned to the Company’s credit; however, if the Company’s CDS widens, less value is assigned to the Company’s credit.

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

Consolidated FG VIEs

Number of FG VIEs Consolidated

	Nine Months
	2018	2017

Beginning of year	32	32
Consolidated	—	1
Deconsolidated	(1)	(2)
September 30,	31	31

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $79 million at September 30, 2018 and $99 million at December 31, 2017. The aggregate unpaid principal of the FG VIEs’ assets was approximately $350 million greater than the aggregate fair value at September 30, 2018. The aggregate unpaid principal of the FG VIEs’ assets was approximately $361 million greater than the aggregate fair value at December 31, 2017.

The changes in the instrument-specific credit risk of the FG VIEs’ assets held as of September 30, 2018 that were recorded in the condensed consolidated statements of operations for Third Quarter 2018 and Nine Months 2018 were gains of $1 million and $4 million, respectively. The changes in the ISCR of the FG VIEs’ assets held as of September 30, 2017 that were recorded in the condensed consolidated statements of operations for Third Quarter 2017 and Nine Months 2017 were gains of $8 million and $32 million, respectively. To calculate the ISCR, the changes in the fair value of the FG VIEs’ assets are allocated between changes that are due to the ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the date of consolidation versus current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIEs’ liabilities with recourse, which represent obligations insured by AGC or AGM, was $590 million and $674 million as of September 30, 2018 and December 31, 2017, respectively. FG VIEs’ liabilities with recourse will mature at various dates ranging from 2018 to 2038. The aggregate unpaid principal balance of the FG VIEs’ liabilities with and without recourse was approximately $72 million greater than the aggregate fair value of the FG VIEs’ liabilities as of September 30, 2018. The aggregate unpaid principal balance was approximately $73 million greater than the aggregate fair value of the FG VIEs’ liabilities as of December 31, 2017. See Condensed Consolidated Statements of Comprehensive Income and Note 17, Shareholders' Equity, for information on changes in fair value of the FG VIEs’ liabilities with recourse that is attributable to changes in the Company's own credit risk.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize their respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2018		As of December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$315	$341	$362	$385
U.S. RMBS second lien	122	147	144	177
Manufactured housing	55	57	64	65
Total with recourse	492	545	570	627
Without recourse	104	104	130	130
Total	$596	$649	$700	$757

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

Effect of Consolidating FG VIEs

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Net earned premiums	$(3)	$(3)	$(9)	$(11)
Net investment income	(1)	(2)	(3)	(4)
Fair value gains (losses) on FG VIEs	5	3	11	25
Loss and LAE	(3)	1	0	5
Effect on income before tax	(2)	(1)	(1)	15
Less: tax provision (benefit)	0	0	0	5
Effect on net income (loss)	$(2)	$(1)	$(1)	$10

Effect on OCI	$(2)	$0	$0	$0

Effect on cash flows from operating activities	$1	$6	$7	$16

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Effect on shareholders' equity (decrease) increase	$1	$2

Fair value gains (losses) on FG VIEs represent the net change in fair value of the consolidated FG VIEs’ assets and FG VIEs’ liabilities (effective January 1, 2018 the change in fair value of FG VIEs’ liabilities with recourse attributable to ISCR is recorded in OCI, instead of the condensed consolidated statements of operations). During Third Quarter 2018 and Nine Months 2018, the Company recorded pre-tax net fair value gains on consolidated FG VIEs of $5 million and $11 million, respectively, in the condensed consolidated statements of operations. The primary driver of the gain during Third Quarter and Nine Months 2018 in fair value of FG VIEs’ assets and liabilities was due to improvement in the underlying collateral on FG VIEs’ assets.

During Third Quarter and Nine Months 2017, the Company recorded a pre-tax net fair value gain on consolidated FG VIEs of $3 million and $25 million, respectively. During Third Quarter 2017, the primary driver of the gain was price depreciation on the FG VIEs’ recourse liabilities resulting from the Company's credit risk. During the Nine Months 2017, the primary driver of the gain is price appreciation on the FG VIEs’ assets resulting from improvements in the underlying collateral.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $85 million and liabilities of $22 million as of September 30, 2018 and assets of $86 million and liabilities of $41 million as of December 31, 2017.

Non-Consolidated VIEs

As of September 30, 2018 and December 31, 2017, the Company had financial guaranty contracts outstanding for 514 and 510 VIEs, respectively, that it monitored and did not consolidate based on the Company’s analyses which indicate that it is not the primary beneficiary of these VIEs. The Company’s exposure provided through its financial guaranties with respect to debt obligations of special purpose entities (or VIEs) is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Adoption of ASU 2016-01

Up until December 31, 2017, the change in fair value of preferred stock investments and certain other equity investments was recorded in OCI. Effective January 1, 2018, in accordance with ASU 2016-01, the change in fair value of these investments is recorded in other income in the condensed consolidated statements of operations. Upon adoption of this section of ASU 2016-01, the Company reclassified a loss of approximately $1 million, net of tax, from AOCI to retained earnings. See also Note 9, Variable Interest Entities, for the effect of this ASU on FG VIEs.

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

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $98 million and $97 million as of September 30, 2018 and December 31, 2017, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$74	$224	$224
Income from internally managed securities (1)	25	28	81	105
Gross investment income	100	102	305	329
Investment expenses	(2)	(3)	(7)	(7)
Net investment income	$98	$99	$298	$322
____________________

(1)	Nine Months 2017 included accretion on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Assumption of Insured Portfolio and Business Combinations.

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Gross realized gains on available-for-sale securities (1)	$5	$23	$16	$92
Gross realized losses on available-for-sale securities	(3)	(3)	(9)	(9)
Net realized gains (losses) on other invested assets	0	0	(1)	0
Other-than-temporary impairment (OTTI) (2)	(9)	(13)	(20)	(29)
Net realized investment gains (losses)	$(7)	$7	$(14)	$54
____________________

(1)	Nine Months 2017 included a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Assumption of Insured Portfolio and Business Combinations.

(2)
OTTI was primarily a result of a decline in expected cash flows on loss mitigation securities. See Note 10, Investments and Cash, in Part II, Item 8. “Financial Statements and Supplementary Data” of AGL’s Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of the Company's policy for determining OTTI.

The proceeds from sales of fixed-maturity securities available-for-sale were $316 million in Third Quarter 2018, $350 million in Third Quarter 2017, $908 million in Nine Months 2018 and $1,128 million in Nine Months 2017.

The Company recorded, in other income, a gain on change in fair value of equity securities of $32 million and $29 million in Third Quarter 2018 and Nine Months 2018, respectively. Both periods include a gain of $31 million related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in Third Quarter 2018.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an OTTI and for which unrealized loss was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Balance, beginning of period	$170	$145	$162	$134
Additions for credit losses on securities for which an OTTI was not previously recognized	0	3	0	6
Reductions for securities sold and other settlements	0	0	0	(4)
Additions for credit losses on securities for which an OTTI was previously recognized	2	5	10	17
Balance, end of period	$172	$153	$172	$153

Investment Portfolio

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of September 30, 2018

Investment Category	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	45%	$4,885	$141	$(38)	$4,988	$39	AA-
U.S. government and agencies	2	235	8	(1)	242	—	AA+
Corporate securities	21	2,187	15	(55)	2,147	(12)	A
Mortgage-backed securities (4):	0
RMBS	9	967	16	(35)	948	(10)	A-
CMBS	5	537	2	(11)	528	0	AAA
Asset-backed securities	8	893	164	(2)	1,055	128	BB-
Non-U.S. government securities	3	302	3	(21)	284	—	AA
Total fixed-maturity securities	93	10,006	349	(163)	10,192	145	A+
Short-term investments	7	738	0	0	738	—	AAA
Total investment portfolio	100%	$10,744	$349	$(163)	$10,930	$145	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2017

Investment Category	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	51%	$5,504	$267	$(11)	$5,760	$23	AA
U.S. government and agencies	2	272	14	(1)	285	—	AA+
Corporate securities	18	1,973	63	(18)	2,018	(6)	A
Mortgage-backed securities (4):
RMBS	8	852	26	(17)	861	(1)	BBB+
CMBS	5	540	12	(3)	549	—	AAA
Asset-backed securities	7	730	166	0	896	136	B
Non-U.S. government securities	3	316	6	(17)	305	0	AA
Total fixed-maturity securities	94	10,187	554	(67)	10,674	152	A+
Short-term investments	6	627	0	0	627	—	AAA
Total investment portfolio	100%	$10,814	$554	$(67)	$11,301	$152	A+
____________________

(1)	Based on amortized cost.

(2)	See Note 17, Shareholders' Equity.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio consists primarily of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 47% of mortgage backed securities as of September 30, 2018 and 39% as of December 31, 2017 based on fair value.

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

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,305	$(25)	$273	$(13)	$1,578	$(38)
U.S. government and agencies	20	0	25	(1)	45	(1)
Corporate securities	1,144	(26)	260	(29)	1,404	(55)
Mortgage-backed securities:
RMBS	386	(8)	331	(27)	717	(35)
CMBS	229	(5)	80	(6)	309	(11)
Asset-backed securities	280	(1)	11	(1)	291	(2)
Non-U.S. government securities	86	(4)	101	(17)	187	(21)
Total	$3,450	$(69)	$1,081	$(94)	$4,531	$(163)
Number of securities (1)		1,003		311		1,283
Number of securities with OTTI		23		16		39

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	0	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	0	80	(3)	109	(3)
Asset-backed securities	48	0	3	0	51	0
Non-U.S. government securities	20	0	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities (1)		244		264		499
Number of securities with OTTI (1)		17		15		31
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2018, 35 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2018 was $49 million. As of December 31, 2017, of the securities in an unrealized loss position for 12 months or more, 28 securities had unrealized losses greater than 10% of book value with an unrealized loss of $27 million. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company determined that the unrealized losses recorded as of September 30, 2018 and December 31, 2017 were yield-related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2018 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2018

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$229	$229
Due after one year through five years	1,499	1,492
Due after five years through 10 years	2,426	2,411
Due after 10 years	4,348	4,584
Mortgage-backed securities:
RMBS	967	948
CMBS	537	528
Total	$10,006	$10,192

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted total $262 million and $287 million, as of September 30, 2018 and December 31, 2017, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,725 million and $1,677 million, based on fair value as of September 30, 2018 and December 31, 2017, respectively.

Externally Managed Portfolio

As of September 30, 2018, the majority of the investment portfolio is managed by seven outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally do not permit its outside managers to purchase securities rated lower than A- by S&P or A3 by Moody’s, excluding a minimal allocation to corporate securities not rated lower than BBB by S&P or Baa2 by Moody’s.

Internally Managed Portfolio

The investment portfolio tables shown above include assets managed both externally and internally. The table below presents the components of the total investment portfolio that are internally managed (excluding short-term investments). The internally managed portfolio (other than short term investments) represents approximately 12% and 12% of the investment portfolio, on a fair value basis as of September 30, 2018 and December 31, 2017, respectively. The internally managed portfolio consists primarily of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) other alternative investments that the Company believes present an attractive investment opportunity.

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

Internally Managed Portfolio
Carrying Value

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Assets purchased for loss mitigation and other risk management purposes:
Fixed-maturity securities, at fair value	$1,184	$1,231
Other invested assets (1)	13	20
Alternative investments	78	69
Other	4	5
Total	$1,279	$1,325
____________________

(1)	The Company recognized a $31 million fair value gain in other income related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in Third Quarter 2018.

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the condensed consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of September 30, 2018	As of December 31, 2017	As of September 30, 2017	As of December 31, 2016
	(in millions)
Cash	$82	$144	$72	$118
Restricted cash (1)	0	0	0	9
Total cash and restricted cash	$82	$144	$72	$127
____________________

(1)
Amounts primarily relate to cash held in trust accounts and are reported in other assets in the condensed consolidated balance sheets. See Note 13, Reinsurance and Other Monoline Exposures, for more information.

11.	Insurance Company Regulatory Requirements

The table below presents the distributions from AGL's insurance company subsidiaries to the various holding companies.

Distributions by
Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$91	$66
Dividends paid by AGM to AGMH	58	63	131	142
Dividends paid by AG Re to AGL	18	45	98	125
Dividends paid by MAC to Municipal Assurance Holdings Inc. (MAC Holdings) (1)	12	12	27	36
Redemption of common stock by MAC from MAC Holdings (1)	—	250	—	250
Repurchase of common stock by AGC from AGUS	—	—	200	—
____________________

(1)	MAC Holdings distributed nearly the entire amounts to AGM and AGC, in proportion to their ownership percentages.

Dividend Restrictions and Capital Requirements

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

The maximum amount available during 2018 for AGM to distribute to AGMH as dividends without regulatory approval is estimated to be approximately $171 million. Of such $171 million, $40 million is estimated to be available for distribution in the fourth quarter of 2018. The maximum amount available during 2018 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $27 million, all of which has already been distributed.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2018 for AGC to distribute as ordinary dividends is approximately $133 million. Of such $133 million, approximately $42 million is available for distribution in the fourth quarter of 2018.

Bermuda

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Bermuda Monetary Authority (Authority). Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Further, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $324 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2018 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $324 million as of September 30, 2018. Such dividend capacity can be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2018, AG Re had unencumbered assets of approximately $437 million.

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

Effect of the 2017 Tax Cuts and Jobs Act

On December 22, 2017, the Tax Act was signed into law. The Tax Act changed many items of U.S. corporate income taxation, including a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of non-U.S. subsidiaries. At December 31, 2017, the Company had not completed accounting for the tax effects of the Tax Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. The Company recognized a provisional amount of $61 million, which was included as a component of income tax expense from continuing operations in 2017. The Company will continue to assess its provision for income taxes as future guidance is issued. Any adjustments, if necessary, during the measurement period guidance outlined in SEC Staff Accounting Bulletin No. 118 will be included in the statement of operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. As of September 30, 2018 the Company recorded an additional deferred tax benefit of $4 million resulting from adjustments made to the one-time transition tax and the write-down of existing deferred tax balances that were identified while completing the 2017 tax return.

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs, and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2018. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2018 and 35% in 2017, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. controlled foreign corporation (CFC), and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. In 2018, due to the Tax Act, CFCs apply the local marginal corporate tax rate. For periods subsequent to April 1, 2017, the U.K. corporation tax rate has been reduced to 19%. For the periods between April 1, 2015 and March 31, 2017, the U.K. corporation tax rate was 20%. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$31	$116	$80	$245
Tax-exempt interest	(6)	(12)	(18)	(36)
Bargain purchase gain	—	—	—	(20)
Change in liability for uncertain tax positions	(10)	8	(16)	(27)
Effect of provision to tax return filing adjustment	(1)	(8)	(1)	(8)
State taxes	5	1	6	7
Foreign taxes	1	1	4	4
Taxes on reinsurance	1	(1)	0	(3)
Effect of adjustments to the provisional amount as a result of Tax Act	(4)	—	(4)	—
Other	(3)	0	(5)	(5)
Total provision (benefit) for income taxes	$14	$105	$46	$157
Effective tax rate	8.3%	33.6%	9.7%	18.8%

The expected tax provision at statutory rates in taxable jurisdictions is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Pretax income of the Company’s subsidiaries which are not U.S. or U.K. domiciled but are subject to U.S. or U.K. tax by election, or as establishment of tax residency, are included at the U.S. or U.K. statutory tax rate. In 2018, due to the Tax Act, CFC's apply the local marginal corporate tax rate. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following table presents pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
U.S.	$128	$337	$374	$713
Bermuda	24	(18)	97	143
U.K. and Other	23	(6)	8	(21)
Total	$175	$313	$479	$835

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
U.S.	$191	$566	$628	$1,305
Bermuda	47	61	135	165
U.K. and Other	36	(4)	25	(12)
Total	$274	$623	$788	$1,458

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Valuation Allowance

The Company has $13 million of foreign tax credit (FTC) carryovers from previous acquisitions and $23 million of FTC due to the Tax Act for use against regular tax in future years. FTCs will begin to expire in 2020 and will fully expire by 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $36 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

As of September 30, 2018, AGUS had open tax years with the IRS for 2015 to present. In December 2016, the IRS issued a Revenue Agent Report, for the 2009 - 2012 audit period, which did not identify any material adjustments that were not already accounted for in prior periods. In April 2017, the Company received a final letter from the IRS to close the audit with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. AGOUS has open tax years of 2015 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2016 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2015 to present. In September 2018, the Company's French subsidiary, CIFGE, concluded an examination for the period January 1, 2015 through December 31, 2016 with no material adjustments.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $1 million for Nine Months 2018 and $1 million for the full year 2017. As of September 30, 2018 and December 31, 2017, the Company has accrued $1 million and $3 million of interest, respectively.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of September 30, 2018 and December 31, 2017 that would affect the effective tax rate, if recognized, was $15 million and $31 million, respectively. The Company released $7 million and $11 million of previously recorded uncertain tax position reserves and accrued interest in the first quarter and third quarter of 2018, respectively, due to the closing of the 2013 and 2014 audit years.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Deferred tax assets (liabilities)	$71	$98
Current tax assets (liabilities)	36	21
____________________

(1)	Included in other assets or other liabilities on the condensed consolidated balance sheets.

13.	Reinsurance and Other Monoline Exposures

The Company assumes exposure (Assumed Business) and may cede portions of exposure it has insured (Ceded Business) in exchange for premiums, net of any ceding commissions. Substantially all of the Company’s Assumed Business and Ceded Business relates to financial guaranty business, except for a modest amount that relates to AGRO's non-financial guaranty business. The Company historically entered into, and with respect to new business originated by AGRO continues to enter into, ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks.

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

As of September 30, 2018, the majority of the Company’s Assumed Financial Guaranty Business from Legacy Monoline Insurers consisted of business that AGC assumed in the SGI Transaction effective as of June 1, 2018, pursuant to which AGC (among other things) assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The par value on that date of the exposures reinsured totaled approximately $11 billion. The reinsured portfolio consisted predominantly of public finance and infrastructure obligations that met Assured Guaranty’s new business underwriting criteria. See Note 2, Assumption of Insured Portfolio and Business Combinations for additional information on the SGI Transaction. The balance of the Company’s Assumed Financial Guaranty Business consisted mainly of business that the Company (predominantly AGC and/or AG Re) assumed prior to the 2008-2009 financial crisis from other Legacy Monoline Insurers.

The Company’s facultative and treaty agreements with the Legacy Monoline Insurers are generally subject to termination at the option of the ceding company:

•	if the Company fails to meet certain financial and regulatory criteria;

•	if the Company fails to maintain a specified minimum financial strength rating, or

•	upon certain changes of control of the Company.

Upon termination due to one of the above events, the Company typically would be required to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves, calculated on a U.S. statutory basis, attributable to the assumed business (plus in certain cases, an additional required amount), after which the Company would be released from liability with respect to such business.

As of September 30, 2018, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $42 million and $347 million, respectively.

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

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Premiums Written:
Direct	$57	$46	$192	$227
Assumed (1)	(7)	(1)	324	8
Ceded (2)	1	27	14	37
Net	$51	$72	$530	$272
Premiums Earned:
Direct	$127	$186	$400	$516
Assumed	19	6	33	20
Ceded	(4)	(6)	(10)	(24)
Net	$142	$186	$423	$512
Loss and LAE:
Direct	$18	$231	$53	$377
Assumed	1	(1)	(7)	(1)
Ceded	(2)	(7)	(3)	(22)
Net	$17	$223	$43	$354
 ____________________
(1)    Negative assumed premiums written were due to changes in expected debt service schedules.

(2)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Exposure to Reinsurers and Other Monolines (1)

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Due (To) From:
Assumed premium, net of commissions	$86	$53
Ceded premium, net of commissions	(27)	(42)
Assumed expected loss to be paid	(46)	(71)
Ceded expected loss to be paid	15	29
Outstanding Exposure:
Financial guaranty
Ceded par outstanding (2)	2,463	4,434
Assumed par outstanding	17,625	8,383
Second-to-pay insured par outstanding (3)	6,858	6,605
Non-financial guaranty exposure (see Note 4)
Ceded	239	159
Assumed	1,085	974
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of September 30, 2018 and December 31, 2017 was approximately $85 million and $118 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $237 million and $296 million is rated BIG as of September 30, 2018 and December 31, 2017, respectively.

(3)
The par on second-to-pay exposure where the ratings of the primary insurer and underlying transaction are both BIG and/or not rated is $163 million and $204 million as of September 30, 2018 and December 31, 2017, respectively. Second-to-pay insured par outstanding represents transactions the Company has insured that are insured directly by another monoline financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the underlying insured obligation and the primary financial guarantor insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer.

Commutations

During Third Quarter 2018, the Company entered into commutation agreements to reassume portions of its outstanding portfolio previously ceded to one of its unaffiliated reinsurers. The reassumed exposures represented approximately 12% of the Company’s total portfolio ceded to such reinsurer on July 1, 2018 and were split between U.S. public finance exposures and international public and project finance exposures. During the second quarter of 2018, in connection with AGC’s reinsurance of substantially all of SGI’s insured portfolio described above, the Company also entered into a commutation agreement to reassume a book of business it had ceded to SGI (but excluding certain outstanding cessions to SGI with ceded U.S. statutory loss reserves). See Note 2, Assumption of Insured Portfolio and Business Combinations for additional information on the SGI Transaction. During the first quarter of 2018, the Company entered into a commutation agreement to reassume U.S. RMBS transactions previously ceded to one of its unaffiliated reinsurers. During Third Quarter 2017, the Company entered into two commutation agreements. In one case, it reassumed the entire portfolio previously ceded to one of its unaffiliated reinsurers under quota share reinsurance, consisting predominantly of U.S. public finance and international public and project finance exposures. In the other case, it reassumed a portion of the portfolio previously ceded to one of its other unaffiliated reinsurers. During the first quarter of 2017, the Company entered into a commutation agreement to reassume the entire portfolio previously ceded to one of its unaffiliated reinsurers, consisting predominantly (over 97%) of U.S. public finance and international public and project finance exposures.

The table below summarizes the effect of commutations.

Commutations of Ceded Reinsurance Contracts

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Increase (decrease) in net unearned premium reserve	$4	$62	$64	$80
Increase (decrease) in net par outstanding	224	3,455	1,457	4,628
Commutation gains (losses)	1	255	(16)	328

Excess of Loss Reinsurance Facility

     Effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer. This facility replaces a similar $400 million aggregate excess of loss reinsurance facility, of which $360 million was placed with unaffiliated reinsurers, that AGC, AGM and MAC had entered into effective January 1, 2016 and which terminated on December 31, 2017. The new facility covers losses occurring either from January 1, 2018 through December 31, 2024, or January 1, 2019 through December 31, 2025, at the option of AGC, AGM and MAC. It terminates on January 1, 2020, unless AGC, AGM and MAC choose to extend it. The new facility covers certain U.S. public finance exposures insured or reinsured by AGC, AGM and MAC as of September 30, 2017, excluding exposures that were rated non-investment grade as of December 31, 2017 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the exposures excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The new facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $0.8 billion in the aggregate. The new facility covers a portion of the next $400 million of losses, with the reinsurer assuming $180 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $220 million. The reinsurer is required to be rated at least AA- or to post collateral sufficient to provide AGC, AGM and MAC with the same reinsurance credit as reinsurers rated AA-. AGC, AGM and MAC are obligated to pay the reinsurer its share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $3.2 million of premiums in 2018 for the term January 1, 2018 through December 31, 2018 and deposited approximately $3.2 million in cash into a trust account for the benefit of the reinsurer to be used to pay the premiums for 2019. The main differences between the new facility and the prior facility that terminated on December 31, 2017 are the reinsurance attachment point ($0.8 billion versus $1.25 billion), the total reinsurance coverage ($180 million part of $400 million versus $360 million part of $400 million) and the annual premium ($3.2 million versus $9 million).

Assumed and Ceded Non-Financial Guaranty Business

As described in Note 4, Outstanding Exposure, Non-Financial Guaranty Insurance, the Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also retrocedes some of this business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P below “A” would require AGRO to post, as of September 30, 2018, an estimated $3 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of September 30, 2018, an estimated $8 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded business upon certain triggering events, such as reinsurer rating downgrades.

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

Litigation

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract.

15.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of September 30, 2018		As of December 31, 2017
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	497	500	496
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	844	850	843
AGMH(3):
67/8% QUIBS (1)	100	70	100	70
6.25% Notes (1)	230	143	230	142
5.6% Notes (1)	100	57	100	57
Junior Subordinated Debentures (2)	300	196	300	192
Total AGMH	730	466	730	461
AGM:
AGM Notes Payable	5	5	6	6
Total AGM	5	5	6	6
Purchased debt	(100)	(66)	(28)	(18)
Total	$1,485	$1,249	$1,558	$1,292
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations.

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)
 Carrying amounts are different than principal amounts due primarily to fair value adjustments at the date of the AGMH acquisition, which are accreted or amortized into interest expense over the remaining terms of these obligations.

The following table presents the principal amounts of AGMH's outstanding Junior Subordinated Debentures that AGUS purchased and the loss on extinguishment of debt recognized by the Company.

AGUS's Purchase
of AGMH's Junior Subordinated Debentures

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Principal amount repurchased	$25	$6	$72	$28
Loss on extinguishment of debt (1)	9	2	26	9
 ____________________

(1)
Included in other income in the condensed consolidated statements of operations. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Intercompany Credit Facility and Intercompany Debt

On October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. In September 2018, AGL and AGUS amended the revolving credit facility to extend the commitment until October 25, 2023 (the loan commitment termination date). The unpaid principal amount of each loan will bear interest at a fixed rate equal to 100% of the then applicable interest rate as determined under Section 1274(d) of the Code, and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity.  AGL must repay the then unpaid principal amounts of the loans by the third anniversary of the loan commitment termination date. No amounts are currently outstanding under the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2016, the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. During 2017, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. As of September 30, 2018, $60 million remained outstanding.

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

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a fair value measurement discussion.

16.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$161	$208	$433	$678
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	0	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$160	$208	$432	$677
Basic shares	108.0	118.7	111.6	121.8
Basic EPS	$1.48	$1.75	$3.87	$5.56

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$160	$208	$432	$677
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	0	0	0	0
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$160	$208	$432	$677

Basic shares	108.0	118.7	111.6	121.8
Dilutive securities:
Options and restricted stock awards	1.3	2.0	1.3	1.7
Diluted shares	109.3	120.7	112.9	123.5
Diluted EPS	$1.47	$1.72	$3.83	$5.48
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.0	—	0.1	0.1

17.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, June 30, 2018	$83	$124	$(31)	$(32)	$8	$152
Other comprehensive income (loss) before reclassifications	(59)	(16)	(5)	(3)	—	(83)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	(8)	—	—	—	(7)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	1	(8)	(2)	—	—	(9)
Tax (provision) benefit	(1)	1	0	—	—	0
Total amount reclassified from AOCI, net of tax	0	(7)	(2)	—	—	(9)
Net current period other comprehensive income (loss)	(59)	(9)	(3)	(3)	—	(74)
Balance, September 30, 2018	$24	$115	$(34)	$(35)	$8	$78

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2017

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, June 30, 2017	$228	$107	$(27)	$7	$315
Other comprehensive income (loss) before reclassifications	27	(15)	3	—	15
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	24	(17)	—	—	7
Total before tax	24	(17)	—	—	7
Tax (provision) benefit	(9)	6	—	0	(3)
Total amount reclassified from AOCI, net of tax	15	(11)	—	0	4
Net current period other comprehensive income (loss)	12	(4)	3	0	11
Balance, September 30, 2017	$240	$103	$(24)	$7	$326

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2017	$273	$120	$—	$(29)	$8	$372
Effect of adoption of ASU 2016-01	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(245)	(21)	(6)	(6)	—	(278)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	6	(19)	—	—	—	(13)
Fair value gains (losses) on FG VIEs	—	—	(6)	—	—	(6)
Total before tax	6	(19)	(6)	—	—	(19)
Tax (provision) benefit	(1)	3	1	—	—	3
Total amount reclassified from AOCI, net of tax	5	(16)	(5)	—	—	(16)
Net current period other comprehensive income (loss)	(250)	(5)	(1)	(6)	—	(262)
Balance, September 30, 2018	$24	$115	$(34)	$(35)	$8	$78
Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2017

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Other comprehensive income (loss) before reclassifications	133	81	15	—	229
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	71	(18)	—	—	53
Net investment income	28	—	—	—	28
Total before tax	99	(18)	—	—	81
Tax (provision) benefit	(35)	6	—	0	(29)
Total amount reclassified from AOCI, net of tax	64	(12)	—	0	52
Net current period other comprehensive income (loss)	69	93	15	0	177
Balance, September 30, 2017	$240	$103	$(24)	$7	$326

Share Repurchases

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2017 (January 1 - March 31)	5,430,041	$216	$39.83
2017 (April 1 - June 30, 2017)	3,456,711	135	39.05
2017 (July 1 - September 30, 2017)	1,847,901	80	43.29
2017 (October 1 - December 31, 2017)	1,934,990	70	36.18
Total 2017	12,669,643	$501	$39.57
2018 (January 1 - March 31)	2,787,936	98	35.20
2018 (April 1 - June 30)	4,163,190	152	36.48
2018 (July 1 - September 30)	3,299,049	130	39.41
2018 (October 1 through November 9, 2018)	1,183,469	49	41.29
Total 2018	11,433,644	$429	$37.51
Cumulative repurchases since the beginning of 2013	92,746,494	$2,645	$28.52

The Board of Directors (the Board) most recently authorized share repurchases on August 1, 2018, for an additional $250 million. As of November 9, 2018, the Company was authorized to purchase $169 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Dividends

Dividends

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions, except per share amounts)
Dividends declared per share	$0.16	$0.1425	$0.48	$0.4275
Dividends declared	17	17	54	53

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$47	$257	$104	$11,098	$(399)	$11,107
Investment in subsidiaries	6,448	5,929	3,967	219	(16,563)	—
Premiums receivable, net of commissions payable	—	—	—	1,078	(162)	916
Ceded unearned premium reserve	—	—	—	959	(898)	61
Deferred acquisition costs	—	—	—	142	(39)	103
Deferred tax asset, net	—	—	—	148	(77)	71
Intercompany receivable	—	—	—	60	(60)	—
FG VIEs’ assets, at fair value	—	—	—	596	—	596
Dividends receivable from affiliate	78	—	—	—	(78)	—
Other	25	109	56	1,380	(685)	885
TOTAL ASSETS	$6,598	$6,295	$4,127	$15,680	$(18,961)	$13,739
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,478	$(940)	$3,538
Loss and LAE reserve	—	—	—	1,429	(282)	1,147
Long-term debt	—	844	466	5	(66)	1,249
Intercompany payable	—	60	—	300	(360)	—
Credit derivative liabilities	—	—	—	268	(29)	239
Deferred tax liabilities, net	—	30	51	—	(81)	—
FG VIEs’ liabilities, at fair value	—	—	—	649	—	649
Dividends payable to affiliate	—	51	—	27	(78)	—
Other	15	31	22	779	(513)	334
TOTAL LIABILITIES	15	1,016	539	7,935	(2,349)	7,156
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,583	5,279	3,588	7,526	(16,393)	6,583
Noncontrolling interest	—	—	—	219	(219)	—
TOTAL SHAREHOLDERS' EQUITY	6,583	5,279	3,588	7,745	(16,612)	6,583
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,598	$6,295	$4,127	$15,680	$(18,961)	$13,739

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$319	$28	$11,484	$(328)	$11,539
Investment in subsidiaries	6,794	6,126	4,048	216	(17,184)	—
Premiums receivable, net of commissions payable	—	—	—	1,074	(159)	915
Ceded unearned premium reserve	—	—	—	1,002	(883)	119
Deferred acquisition costs	—	—	—	144	(43)	101
Deferred tax asset, net	—	59	—	93	(54)	98
Intercompany receivable	—	—	—	60	(60)	—
FG VIEs’ assets, at fair value	—	—	—	700	—	700
Other	26	0	40	1,643	(748)	961
TOTAL ASSETS	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,423	$(948)	$3,475
Loss and LAE reserve	—	—	—	1,793	(349)	1,444
Long-term debt	—	843	461	6	(18)	1,292
Intercompany payable	—	60	—	300	(360)	—
Credit derivative liabilities	—	—	—	308	(37)	271
Deferred tax liabilities, net	—	—	51	—	(51)	—
FG VIEs’ liabilities, at fair value	—	—	—	757	—	757
Other	17	59	20	740	(481)	355
TOTAL LIABILITIES	17	962	532	8,327	(2,244)	7,594
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,839	5,542	3,584	7,873	(16,999)	6,839
Noncontrolling interest	—	—	—	216	(216)	—
TOTAL SHAREHOLDERS’ EQUITY	6,839	5,542	3,584	8,089	(17,215)	6,839
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$146	$(4)	$142
Net investment income	0	2	0	100	(4)	98
Net realized investment gains (losses)	—	0	—	(7)	0	(7)
Net change in fair value of credit derivatives	—	—	—	21	0	21
Other	3	0	—	72	(55)	20
TOTAL REVENUES	3	2	0	332	(63)	274
EXPENSES
Loss and LAE	—	—	—	18	(1)	17
Amortization of deferred acquisition costs	—	—	—	5	(2)	3
Interest expense	—	13	13	2	(5)	23
Other operating expenses	10	6	(1)	93	(52)	56
TOTAL EXPENSES	10	19	12	118	(60)	99
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(7)	(17)	(12)	214	(3)	175
Total (provision) benefit for income taxes	—	45	3	(58)	(4)	(14)
Equity in net earnings of subsidiaries	168	111	108	7	(394)	—
NET INCOME (LOSS)	$161	$139	$99	$163	$(401)	$161
Less: noncontrolling interest	—	—	—	7	(7)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$161	$139	$99	$156	$(394)	$161

COMPREHENSIVE INCOME (LOSS)	$87	$76	$61	$92	$(229)	$87

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$434	$(11)	$423
Net investment income	0	6	0	302	(10)	298
Net realized investment gains (losses)	—	0	0	(14)	0	(14)
Net change in fair value of credit derivatives	—	—	—	103	0	103
Other	9	0	—	136	(167)	(22)
TOTAL REVENUES	9	6	0	961	(188)	788
EXPENSES
Loss and LAE	—	—	—	48	(5)	43
Amortization of deferred acquisition costs	—	—	—	16	(4)	12
Interest expense	—	37	40	7	(13)	71
Other operating expenses	30	9	0	293	(149)	183
TOTAL EXPENSES	30	46	40	364	(171)	309
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(21)	(40)	(40)	597	(17)	479
Total (provision) benefit for income taxes	—	50	9	(103)	(2)	(46)
Equity in net earnings of subsidiaries	454	336	219	20	(1,029)	—
NET INCOME (LOSS)	$433	$346	$188	$514	$(1,048)	$433
Less: noncontrolling interest	—	—	—	20	(20)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$433	$346	$188	$494	$(1,028)	$433

COMPREHENSIVE INCOME (LOSS)	$171	$150	$54	$255	$(459)	$171

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$523	$(11)	$512
Net investment income	0	1	0	325	(4)	322
Net realized investment gains (losses)	—	0	0	53	1	54
Net change in fair value of credit derivatives	—	—	—	106	0	106
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58	0	58
Other	8	—	—	527	(129)	406
TOTAL REVENUES	8	1	0	1,592	(143)	1,458
EXPENSES
Loss and LAE	—	—	—	301	53	354
Amortization of deferred acquisition costs	—	—	—	19	(6)	13
Interest expense	—	36	40	8	(11)	73
Other operating expenses	30	8	1	286	(142)	183
TOTAL EXPENSES	30	44	41	614	(106)	623
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(22)	(43)	(41)	978	(37)	835
Total (provision) benefit for income taxes	—	13	15	(194)	9	(157)
Equity in net earnings of subsidiaries	700	574	422	22	(1,718)	—
NET INCOME (LOSS)	$678	$544	$396	$806	$(1,746)	$678
Less: noncontrolling interest	—	—	—	22	(22)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$678	$544	$396	$784	$(1,724)	$678

COMPREHENSIVE INCOME (LOSS)	$855	$705	$484	$1,004	$(2,193)	$855

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$454	$101	$126	$448	$(777)	$352
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(76)	(12)	(1,462)	72	(1,478)
Sales	—	31	8	869	—	908
Maturities	—	28	0	718	—	746
Sales (purchases) of short-term investments, net	(11)	60	(74)	(66)	—	(91)
Net proceeds from FG VIEs’ assets	—	—	—	90	—	90
Return of capital from subsidiary	—	200	—	—	(200)	—
Other	—	(15)	—	34	—	19
Net cash flows provided by (used in) investing activities	(11)	228	(78)	183	(128)	194
Cash flows from financing activities
Return of capital	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—
Dividends paid	(55)	(362)	(50)	(365)	777	(55)
Repurchases of common stock	(380)	—	—	(200)	200	(380)
Repurchases of common stock to pay withholding taxes	(13)	—	—	—	—	(13)
Net paydowns of FG VIEs’ liabilities	—	—	—	(90)	—	(90)
Paydown of long-term debt	—	—	—	(1)	(72)	(73)
Proceeds from options exercises	5	—	—	—	—	5
Net cash flows provided by (used in) financing activities	(443)	(362)	(50)	(656)	905	(606)
Effect of exchange rate changes	—	0	—	(2)	—	(2)
Increase (decrease) in cash and restricted cash	0	(33)	(2)	(27)	—	(62)
Cash and restricted cash at beginning of period	0	33	2	109	—	144
Cash and restricted cash at end of period	$0	$0	$0	$82	$—	$82

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$503	$175	$105	$469	$(898)	$354
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(75)	(15)	(1,552)	27	(1,615)
Sales	—	112	12	1,004	—	1,128
Maturities	—	7	0	682	—	689
Sales (purchases) of short-term investments, net	(11)	218	3	(450)	—	(240)
Net proceeds from FG VIEs’ assets	—	—	—	117	—	117
Investment in subsidiaries	—	(28)	—	(69)	97	—
Proceeds from sale of subsidiaries	—	—	—	139	(139)	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	58	—	58
Net cash flows provided by (used in) investing activities	(11)	234	—	24	(15)	232
Cash flows from financing activities
Return of capital	—	—	—	(70)	70	—
Capital contribution	—	—	25	3	(28)	—
Dividends paid	(53)	(390)	(128)	(380)	898	(53)
Repurchases of common stock	(431)	—	—	—	—	(431)
Repurchases of common stock to pay withholding taxes	(13)	—	—	—	—	(13)
Net paydowns of FG VIEs’ liabilities	—	—	—	(124)	—	(124)
Paydown of long-term debt	—	—	—	(2)	(27)	(29)
Proceeds from options exercises	5	—	—	—	—	5
Net cash flows provided by (used in) financing activities	(492)	(390)	(103)	(573)	913	(645)
Effect of exchange rate changes	—	—	—	4	—	4
Increase (decrease) in cash and restricted cash	0	19	2	(76)	—	(55)
Cash and restricted cash at beginning of period	0	1	0	126	—	127
Cash and restricted cash at end of period	$0	$20	$2	$50	$—	$72

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Available Information

The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company's Corporate Governance Guidelines, its Code of Conduct, AGL's Bye-Laws and the charters for its Board committees.

The Company routinely posts important information for investors on its web site (under www.assuredguaranty.com/company-statements and, more generally, under the Investor Information tab at www.assuredguaranty.com/investor-information and Businesses tab at www.assuredguaranty.com/businesses). The Company uses this web site as a means of disclosing material information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Company Statements, Investor Information and Businesses portions of the Company's web site, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts.

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

Economic Environment

The positive economic momentum in the United States (U.S.) since the beginning of 2016 continued through September 30, 2018. According to the U.S. Bureau of Labor Statistics (BLS), after revisions, job gains averaged 190,000 per month over the three-month period ended September 30, 2018 (Third Quarter 2018). Additionally, the BLS estimated that, at the end of the quarter, the unemployment rate stood at 3.7%, nearly a fifty-year low.

Real gross domestic product (GDP) increased at an annual rate of 3.5% in Third Quarter 2018, according to the “advance” estimate released by the Bureau of Economic Analysis (BEA). In the second quarter of 2018, real GDP increased at an annual rate of 4.2% according to the BEA.

The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 5.8% annual gain in August, the latest data available. The 20-City Composite posted a 5.5% year-over-year gain.

At the September 2018 Federal Open Market Committee (FOMC) meeting, the FOMC raised the target range for the federal funds rate to between 2.00% and 2.25%, citing sustained expansion of economic activity and strong labor market conditions. The FOMC stated it expected future gradual increases in the target range for the federal funds rate.

The U.S. equity markets overall returned to positive performance in Third Quarter 2018. For the quarter, the S&P 500 Index, the Dow Jones Industrial Average (DJIA), and the NASDAQ Composite, along with other domestic indices such as the Russell 1000 Growth Index, finished appreciably higher.

Average municipal interest rates remained above the historic lows experienced in 2016, during which the 30-year AAA Municipal Market Data’s (MMD’s) rates were at times below 2%. The 30-year AAA MMD rate started the quarter at 2.94%, reaching a high of 3.26% on September 25 and September 26, 2018, and finished the quarter at 3.19%. While average municipal interest rates have risen above the historic lows experienced in 2016, at quarter end U.S. municipal credit spreads remained at relatively tight levels as demonstrated by the 49 basis point margin of A versus AAA General Obligation bonds as reported by Thomson Reuters versus an average rate of 68 basis points over the last ten years.

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$161	$208	$433	$678
Non-GAAP operating income (1)	161	156	390	570
Gain (loss) related to the effect of consolidating financial guaranty variable interest entities (FG VIE consolidation) included in non-GAAP operating income	(2)	(1)	(1)	9

Net income (loss) per diluted share	$1.47	$1.72	$3.83	$5.48
Non-GAAP operating income per share (1)	1.47	1.29	3.45	4.62
Gain (loss) related to FG VIE consolidation included in non-GAAP operating income per share	(0.02)	(0.01)	(0.01)	0.08

Diluted shares	109.3	120.7	112.9	123.5

Gross written premiums (GWP)	$50	$45	$516	$235
Present value of new business production (PVP) (1)	52	43	567	212
Gross par written	3,001	3,417	19,774	13,248

	As of September 30, 2018		As of December 31, 2017
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,583	$61.73	$6,839	$58.95
Non-GAAP operating shareholders' equity (1)	6,420	60.20	6,521	56.20
Non-GAAP adjusted book value (1)	9,012	84.51	9,020	77.74
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	3	0.03	5	0.03
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(14)	(0.14)	(14)	(0.12)
Common shares outstanding (2)	106.6		116.0
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

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of financial guaranty variable interest entities (FG VIEs) and committed capital securities (CCS), changes in fair value of credit derivatives related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in the Company's and/or collateral credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIEs’ assets and liabilities. Effective January 1, 2018, the change in fair value of FG VIEs’ liabilities with recourse attributed to changes in Assured Guaranty Corp.'s (AGC) and Assured Guaranty Municipal Corp.'s (AGM) own credit spreads, or instrument specific credit risk (ISCR), is recorded in other comprehensive income (OCI). In addition to non-economic factors, other factors such as: changes in expected claims and recoveries, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including other-than-temporary impairments (OTTI)), the effects of large settlements, commutations, acquisitions, the effects of the Company's various loss mitigation strategies, and changes in laws and regulations, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Third Quarter 2018

Net income for Third Quarter 2018 was $161 million compared with $208 million for the three-month period ended September 30, 2017 (Third Quarter 2017). The Company's reassumption of previously ceded books of business generated $255 million in pretax commutation gains in Third Quarter 2017. Excluding commutation gains, net income increased due primarily to lower loss and loss adjustment expense (LAE), a fair value gain on the sale of an equity security and a lower effective tax rate, offset in part by lower premium accelerations, lower fair value gains on credit derivatives and foreign exchange remeasurement losses in Third Quarter 2018.

Non-GAAP operating income was $161 million in Third Quarter 2018, compared with $156 million in Third Quarter 2017. Non-GAAP operating income in Third Quarter 2018 was higher primarily due to lower loss and LAE, a fair value gain on the sale of an equity security and a lower effective tax rate, offset in part by lower commutation gains and lower premium accelerations in Third Quarter 2018.

Nine Months 2018

Net income for the nine-month period ended September 30, 2018 (Nine Months 2018) was $433 million compared with $678 million for the nine-month period ended September 30, 2017 (Nine Months 2017). Net income for Nine Months 2017 was higher due primarily to significant gains attributable to commutation gains (as described above) and the acquisition (MBIA UK Acquisition) of MBIA UK Insurance Limited (MBIA UK). Excluding the commutation and MBIAUK Acquisition gains in Nine Months 2017, net income increased due mainly to lower loss and LAE and a lower effective tax rate, offset in part by foreign exchange remeasurement losses in Nine Months 2018 compared with gains in Nine Months 2017, and lower net earned premiums.

The Company reported non-GAAP operating income of $390 million in Nine Months 2018, compared with $570 million in Nine Months 2017.Excluding the commutation and MBIA UK Acquisition gains in 2017, non-GAAP operating income increased due mainly to lower loss and LAE and a lower effective tax rate in Nine Months 2018, offset in part by lower net earned premiums.

Shareholders' equity decreased since December 31, 2017 due primarily to share repurchases and unrealized losses on available for sale investment securities, partially offset by net income. Non-GAAP operating shareholders' equity decreased in Nine Months 2018 due primarily to share repurchases partially offset by positive non-GAAP operating income. Non-GAAP adjusted book value decreased in Nine Months 2018 due primarily to share repurchases and dividends, partially offset by the effect of the Syncora Guarantee Inc. (SGI) Transaction and new direct business production.

Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share all increased in Nine Months 2018, and benefited from the repurchase of an additional 10.3 million shares in Nine Months 2018 under the share repurchase program that began in 2013. See "Accretive Effect of Cumulative Repurchases" table below.

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

On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance, and provisions in legislation known as the 2017 Tax Cuts and Jobs Act (Tax Act), such as the termination of the tax-exempt status of advance refunding bonds and the reduction in corporate tax rates, could result in a reduction of supply and make municipal obligations less attractive to certain institutional investors.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2018	Nine Months 2017	Year Ended December 31, 2017
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$239.2	$271.6	$409.5
Total insured	$13.3	$16.8	$23.0
Insured by Assured Guaranty	$7.5	$9.8	$13.5
Number of issues:
New municipal bonds issued	6,398	7,583	10,589
Total insured	928	1,242	1,637
Insured by Assured Guaranty	442	634	833
Bond insurance market penetration based on:
Par	5.6%	6.2%	5.6%
Number of issues	14.5%	16.4%	15.5%
Single A par sold	17.4%	26.9%	23.3%
Single A transactions sold	53.0%	59.5%	57.3%
$25 million and under par sold	17.7%	20.0%	18.7%
$25 million and under transactions sold	17.1%	19.0%	18.3%
____________________
(1)    Source: Thomson Reuters.

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
GWP
Public Finance—U.S.	$24	$37	$227	$132
Public Finance—non-U.S.	17	8	111	92
Structured Finance—U.S.	9	1	168	3
Structured Finance—non-U.S.	0	(1)	10	8
Total GWP	$50	$45	$516	$235

PVP (1):
Public Finance—U.S.	$33	$39	$302	$137
Public Finance—non-U.S.	12	4	91	58
Structured Finance—U.S. (2)	7	0	165	5
Structured Finance—non-U.S. (3)	0	—	9	12
Total PVP	$52	$43	$567	$212
Gross Par Written (1):
Public Finance—U.S.	$2,338	$3,328	$15,017	$11,590
Public Finance—non-U.S.	189	89	3,721	1,260
Structured Finance—U.S. (2)	473	—	877	243
Structured Finance—non-U.S. (3)	1	—	159	155
Total gross par written	$3,001	$3,417	$19,774	$13,248
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)    Includes capital relief triple-X excess of loss life reinsurance transactions.

(3)    Relates to aircraft residual value insurance (RVI) policies.

Third Quarter 2018

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

Variances in GWP between Third Quarter 2018 and Third Quarter 2017 are due to the volume of new business written and, to a lesser extent, changes in expected lives.

In the U.S. public finance sector, Assured Guaranty once again guaranteed the majority of insured par issued in Third Quarter 2018 while maintaining a BBB+ average rating on new business written.

Outside the U.S. the Company closed three new transactions during the quarter: a guarantee of an accommodation project for Durham University; a restructuring of an existing guarantee with a bank; and the Company's first post-financial crisis transaction in Australia, a guarantee of a bond issue for the Port of Brisbane. This is the twelfth consecutive quarter that the Company generated PVP outside the United States. Quarterly business activity in the international infrastructure sector is influenced by typically long lead times and therefore may vary from quarter to quarter.

In structured finance, the Company continued to execute transactions in the aviation and commercial real estate markets, and guaranteed a collateralized loan obligation (CLO) for the first time since 2008.

Structured finance transactions tend to have long lead times and may vary from period to period. In general, the Company believes that structured finance opportunities may increase in the future as the global economy continues to recover, interest rates rise, more issuers return to the capital markets for financings and institutional investors again utilize financial guaranties. The Company considers its involvement in both structured finance and international infrastructure transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond U.S. public finance.

Nine Months 2018

In Nine Months 2018, GWP increased to $516 million from $235 million in Nine Months 2017, and PVP increased to $567 million from $212 million, due to the SGI assumption. The reinsured portfolio from SGI consisted predominantly of public finance and infrastructure obligations that met AGC’s underwriting criteria. On June 1, 2018, as consideration, SGI paid $363 million and assigned to Assured Guaranty estimated financial guaranty and derivative installments with a present value of $48 million (discounted at 6%, the rate used for non-GAAP PVP), for a total of $411 million, of which $391 million was attributable to the newly reinsured book of business. The average rating on new business written was A- for Nine Months 2018.

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

The components of the assumed SGI insured portfolio are presented below.

Assumed SGI Insured Portfolio
As of June 1, 2018

	GWP	PVP (1)
	Financial Guaranty	Financial Guaranty	Credit Derivatives	Total	Gross Par Written (1)
	(in millions)
Public Finance—U.S.	$123	$118	$67	$185	$7,559
Public Finance—non-U.S.	50	38	12	50	3,345
Structured Finance—U.S.	157	156	—	156	349
Structured Finance—non-U.S.	0	0	—	0	19
Total	$330	$312	$79	$391	$11,272

____________________

(1)	See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

Excluding the SGI assumption, the Company generated U.S. public finance PVP of $117 million in Nine Months 2018. Nine Months 2017 included one large structured infrastructure financing which accounts for substantially all of the variance in year-to-date PVP (excluding the SGI Transaction).
Excluding the SGI assumption, the Company generated non-U.S. public finance PVP of $41 million in Nine Months 2018 compared with $58 million in Nine Months 2017. The higher PVP in 2017 was due mainly to several large transactions.

In Nine Months 2018, excluding the SGI assumption, the Company executed transactions in the aviation and commercial real estate markets, and guaranteed a CLO for the first time since 2008.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

From 2013 through November 9, 2018, the Company has repurchased 92.7 million common shares for approximately $2,645 million. The Board of Directors authorized, on August 1, 2018, an additional $250 million of share repurchases. As of November 9, 2018 the Company was authorized to purchase $169 million of its common shares. The Company expects the repurchases to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date. See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.51	$21.12
2014	590	24.41	24.17
2015	555	21.00	26.43
2016	306	10.72	28.53
2017	501	12.67	39.57
2018 (First Quarter)	98	2.79	35.20
2018 (Second Quarter)	152	4.16	36.48
2018 (Third Quarter)	130	3.30	39.41
2018 (October 1 through November 9, 2018)	49	1.18	41.29
Cumulative repurchases since the beginning of 2013	$2,645	92.74	$28.52

Accretive Effect of Cumulative Repurchases (1)

	Third Quarter 2018	Nine Months 2018	As of September 30, 2018
	(per share)
Net income	$0.58	$1.41
Non-GAAP operating income	0.57	1.24
Shareholders' equity			$15.23
Non-GAAP operating shareholders' equity			14.54
Non-GAAP adjusted book value			25.68
_________________

(1)	Cumulative repurchases since the beginning of 2013.

On December 21, 2017, the Maryland Insurance Administration approved, and in January 2018 AGC repurchased, $200 million in shares of its common stock from its direct parent, Assured Guaranty US Holdings Inc. (AGUS).

The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in Third Quarter 2018 and Nine Months 2018, AGUS purchased $25 million and $72 million, respectively, of Assured Guaranty Municipal Holdings Inc.'s (AGMH) outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $9 million in Third Quarter 2018 and $26 million in Nine

Months 2018. The Company may choose to make additional purchases of this or other Company debt in the future. Since June 2017, the Company has repurchased $100 million of its debt principal outstanding.

In order to reduce leverage, and possibly rating agency capital charges, the Company has mutually agreed with beneficiaries to terminate selected financial guaranty insurance and credit derivative contracts. In particular, the Company has targeted investment grade securities for which claims are not expected but which carry a disproportionately large rating agency capital charge. There were no investment grade financial guaranty or CDS terminations in Third Quarter 2017. The Company terminated investment grade financial guaranty and CDS contracts with net par of $72 million, $609 million and $298 million in Third Quarter 2018, Nine Months 2018 and Nine Months 2017, respectively.

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

Assumption of Insured Portfolio and Acquisitions. On June 1, 2018, the Company closed a transaction with SGI (SGI Transaction) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. The net par value of exposures reinsured and commuted as of June 1, 2018 totaled approximately $12 billion. The SGI Transaction reduced shareholders' equity by $0.16 per share, and increased non-GAAP adjusted book value by $2.25 per share. Additionally, beginning on June 1, 2018, on behalf of SGI, AGC began providing certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing. See New Business Production above, and Part I, Item 1, Financial Statements, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information.

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

Commutations: Commutations resulted in gains of $1 million in Third Quarter 2018, losses of $16 million in Nine Months 2018, gains of $255 million in Third Quarter 2017 and gains of $328 million in Nine Months 2017. The commutations added net unearned premium reserve of $4 million in Third Quarter 2018, $62 million in Third Quarter 2017, $64 million in Nine Months 2018 and $80 million in Nine Months 2017. The Company may also in the future enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers (ceded business). See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

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

    The Company also continues to purchase attractively priced obligations, including below-investment-grade (BIG) obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of assets purchased for loss mitigation purposes as of September 30, 2018 (excluding the value of the Company's insurance) was $1,064 million, with a par of $1,609 million (including bonds related to FG VIEs of $39 million in fair value and $220 million in par).

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

Other Events

The Company is evaluating the impact on its business of the referendum held in the U.K on June 23, 2016, in which a majority voted for the U.K. to exit the EU, known as “Brexit”. Negotiations are ongoing to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. The Company believes that the negotiations are likely to last at least until early 2019. Brexit may impact laws, rules and regulations applicable to the Company’s European subsidiaries and operations and the transactions insured by its European subsidiaries. The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on its European operations and the economies of the markets the Company serves, but the Company is in the process of implementing contingency plans in the event of a so-called 'hard' Brexit.

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

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, consisting primarily of investments and FG VIEs’ assets, represented approximately 18% and 17% of the total assets that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively. All of the Company's liabilities that are measured at fair value are

Level 3. See Part I, Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues:
Net earned premiums	$142	$186	$423	$512
Net investment income	98	99	298	322
Net realized investment gains (losses)	(7)	7	(14)	54
Net change in fair value of credit derivatives:
Realized gains (losses) and other settlements	1	(1)	4	19
Net unrealized gains (losses)	20	59	99	87
Net change in fair value of credit derivatives	21	58	103	106
Fair value gains (losses) on FG VIEs	5	3	11	25
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58
Commutation gains (losses)	1	255	(16)	328
Other income (loss)	14	15	(17)	53
Total revenues	274	623	788	1,458
Expenses:
Loss and LAE	17	223	43	354
Amortization of deferred acquisition costs	3	5	12	13
Interest expense	23	24	71	73
Other operating expenses	56	58	183	183
Total expenses	99	310	309	623
Income (loss) before provision for income taxes	175	313	479	835
Provision (benefit) for income taxes	14	105	46	157
Net income (loss)	$161	$208	$433	$678

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

Net Earned Premiums

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$78	$76	$226	$240
Accelerations:
Refundings	31	84	112	189
Terminations	7	—	14	1
Total accelerations	38	84	126	190
Total public finance	116	160	352	430
Structured finance (1)
Scheduled net earned premiums and accretion	23	23	63	67
Terminations	2	3	5	14
Total structured finance	25	26	68	81
Other	1	0	3	1
Total net earned premiums	$142	$186	$423	$512
____________________

(1)	Excludes $3 million and $3 million for Third Quarter 2018 and 2017, respectively, and $9 million and $11 million for Nine Months 2018 and 2017, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Third Quarter 2018 compared with Third Quarter 2017 and Nine Months 2018 compared with Nine Months 2017 due primarily to reduced refunding activity due to a reduction in the insured portfolio as well as fewer advanced refunding bonds, caused by changes in tax law. At September 30, 2018, $3.5 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The SGI Transaction contributed $375 million of net unearned premium reserve on June 1, 2018.

Net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company's contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and had been at historically high levels in recent years due primarily to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Act regarding the termination of the tax-exempt status of advance refunding bonds has resulted in fewer refundings in Nine Months 2018 than in comparable periods in prior years.

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

Net Investment Income (1)

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Income from fixed-maturity securities managed by third parties	$75	$74	$224	$224
Income from internally managed securities (1)	25	28	81	105
Gross investment income	100	102	305	329
Investment expenses	(2)	(3)	(7)	(7)
Net investment income	$98	$99	$298	$322
____________________

(1)
Net investment income excludes $1 million and $2 million for Third Quarter 2018 and 2017, respectively, and $3 million and $4 million for Nine Months 2018 and 2017, respectively, related to securities in the investment portfolio that were issued by consolidated FG VIEs.

Net investment income for Nine Months 2018 decreased compared to Nine Months 2017 due primarily to the accretion on the Zohar II Notes prior to the MBIA UK Acquisition date in January 2017.

The overall pre-tax book yield was 3.74% as of September 30, 2018 and 3.59% as of September 30, 2017, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.20% as of September 30, 2018 compared with 3.12% as of September 30, 2017.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Gross realized gains on available-for-sale securities	$5	$23	$16	$92
Gross realized losses on available-for-sale securities	(3)	(3)	(9)	(9)
Net realized gains (losses) on other invested assets	0	0	(1)	0
OTTI	(9)	(13)	(20)	(29)
Net realized investment gains (losses)	$(7)	$7	$(14)	$54

Third Quarter 2018 gross realized gains were lower than Third Quarter 2017 due mainly to the sale of investments from the internally managed portfolio in Third Quarter 2017. Realized gains in Nine Months 2018 were lower compared to Nine Months 2017 due primarily to the gain on sale of the Zohar II Notes exchanged in the MBIA UK Acquisition in January 2017. OTTI in all periods presented were primarily attributable to securities purchased for loss mitigation purposes.

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

During Third Quarter 2018, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gains in the Pooled Corporate Obligations and Infrastructure Finance sectors. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Nine Months 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

During Third Quarter and Nine Months 2017, unrealized fair value gains were generated primarily as a result of CDS terminations in the Other sector, run-off of net par outstanding, and tighter implied net spreads. The tighter implied net spreads were primarily a result of price improvements on the underlying collateral of the Company’s CDS and the increased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM increased, the implied net spreads that the Company would expect to receive on these transactions decreased.

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Change in unrealized gains (losses) on credit derivatives:
Before considering implication of the Company’s credit spreads	$37	$38	$142	$75
Resulting from change in the Company’s credit spreads	(17)	21	(43)	12
After considering implication of the Company’s credit spreads	$20	$59	$99	$87

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

Effect of Changes in Credit Spread
As of September 30, 2018

Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
100% widening in spreads	$(437)	$(200)
50% widening in spreads	(337)	(100)
25% widening in spreads	(287)	(50)
10% widening in spreads	(257)	(20)
Base Scenario	(237)	—
10% narrowing in spreads	(217)	20
25% narrowing in spreads	(187)	50
50% narrowing in spreads	(137)	100
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Financial Guaranty Variable Interest Entities

As of September 30, 2018 and December 31, 2017, the Company consolidated 31 and 32 FG VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating intercompany transactions. The consolidation of FG VIEs has an effect on net income and shareholders' equity due to:

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

Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. See Part I, Item 1, Financial Statements, Note 9, Variable Interest Entities, for additional information.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Fair value gains (losses) on FG VIEs (1)	$5	$3	$11	$25
Elimination of insurance and investment balances	(7)	(4)	(12)	(10)
Effect on income before tax	(2)	(1)	(1)	15
Less: tax provision (benefit)	0	0	0	5
Effect on net income (loss)	$(2)	$(1)	$(1)	$10
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

Commutation Gains (Losses)

The Company recognized commutation gains of $1 million in Third Quarter 2018, commutation losses of $16 million in Nine Months 2018, and commutation gains of $255 million and $328 million in Third Quarter 2017 and Nine Months 2017, respectively. The losses in Nine Months 2018 related to the commutation component of the SGI Transaction. See Part I, Item 1, Financial Statements, Note 13, Reinsurance and Other Monoline Exposures, for additional information.

Other Income (Loss)

Other income (loss) comprises recurring items such as foreign exchange remeasurement gains and losses, fair value gains and losses on CCS, fair value gains (losses) on equity securities, ancillary fees on financial guaranty policies such as commitment and consent, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and certain non-recurring items.

Other Income (Loss)

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$(9)	$17	$(22)	$52
Fair value gains (losses) on equity investments (2)	32	—	29	—
Loss on extinguishment of debt (3)	(9)	(2)	(26)	(9)
Other	0	0	2	10
Total other income (loss)	$14	$15	$(17)	$53
 ____________________

(1)	Foreign exchange gains relate primarily to remeasurement of premiums receivable and are due mainly to changes in the exchange rate of the British pound sterling relative to the U.S. dollar.

(2)
The Company recorded a gain on change in fair value of equity securities in Third Quarter 2018 and Nine Months 2018. Both periods include a gain of $31 million related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in Third Quarter 2018.

(3)
The loss on extinguishment of debt is related to AGUS' purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009. See Part I, Item 1, Financial Statements, Note 15, Long-Term Debt and Credit Facilities, for additional information.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of the assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For a discussion of the loss estimation process, approach to projecting losses and the measurement and recognition accounting policies under GAAP for each type of contract, see Part II, Item 8, "Financial Statements and Supplementary Data" of the Company's 2017 Annual Report on Form 10-K:

•	Note 5 for expected loss to be paid,

•	Note 6 for contracts accounted for as insurance,

•	Note 7 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities,

•	Note 8 for contracts accounted for as credit derivatives, and

•	Note 9 for FG VIEs.

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

Net Expected Loss to be Paid

	As of September 30, 2018	As of December 31, 2017
	(in millions)
Public finance	$870	$1,203
Structured finance
U.S. RMBS	303	73
Other structured finance	18	27
Structured finance	321	100
Total	$1,191	$1,303

Economic Loss Development (Benefit) (1)

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Public finance	$39	$229	$50	$427
Structured finance:
U.S. RMBS	(40)	(19)	(52)	(70)
Other structured finance	1	(6)	(3)	(59)
Structured finance	(39)	(25)	(55)	(129)
Total	$0	$204	$(5)	$298
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Third Quarter 2018 Net Economic Loss Development

The total economic loss development was de minimis in Third Quarter 2018, comprising a net economic benefit in structured finance that was offset by economic development in U.S. public finance. The risk-free rates for U.S. dollar denominated obligations used to discount expected losses ranged from 0.0% to 3.20% with a weighted average of 3.03% as of September 30, 2018 and 0.0% to 3.03% with a weighted average of 2.85% as of June 30, 2018. The effect of changes in the risk-free rates used to discount expected losses was a benefit of $9 million in Third Quarter 2018.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $6.2 billion as of September 30, 2018, compared with $6.3 billion as of June 30, 2018. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2018, will be $832 million, compared with $1,041 million as of June 30, 2018. Economic loss development in Third Quarter 2018 was $42 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $40 million and was mainly related to improved performance of the underlying collateral.

See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid for additional information.

Third Quarter 2017 Net Economic Loss Development

Total economic loss of $204 million in Third Quarter 2017 was primarily related to the public finance sector, offset in part by improvements in the structured finance sector. The risk-free rates used to discount expected losses ranged from 0.0% to 2.94% with a weighted average of 2.27% as of September 30, 2017 and 0.0% to 2.83% with a weighted average of 2.32% as of June 30, 2017. The effect of changes in the risk-free rates used to discount expected losses was a benefit of $6 million in Third Quarter 2017.

U.S. Public Finance Economic Loss Development: The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.3 billion as of September 30, 2017 compared with $7.1 billion as of June 30, 2017. The Company projected that its total net expected loss across its troubled U.S. public finance credits as of September 30, 2017 would be $1,046 million, compared with $1,044 million as of June 30, 2017. Economic loss development in Third Quarter 2017 was $229 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $19 million and and was mainly related to improvement in the underlying collateral performance of home equity lines of credit mortgages and improvements in observed liquidation rates.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $6 million, due primarily to decreased future loss expectations on certain transactions reinsured by the
Company.

Nine Months 2018 Net Economic Loss Development

The total economic benefit of $5 million in Nine Months 2018 was generated mainly by the structured finance sector, partially offset by economic loss development in the U.S. public finance sector. The economic benefit in the structured finance sector in Nine Months 2018 of $55 million was primarily attributable to improved collateral performance and certain assumption updates. As part of the SGI Transaction, the Company assumed $130 million in expected losses on U.S. RMBS transactions in Nine Months 2018. The benefit in the structured finance sector was partially offset by U.S. public finance economic loss development of $59 million, which was primarily attributable to Puerto Rico exposures, partially offset by the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company. The effect of the change in the risk-free rates used to discount expected losses was a benefit of $15 million in Nine Months 2018.

Nine Months 2017 Net Economic Loss Development

Total economic loss development of $298 million in Nine Months 2017 was generated mainly by the U.S. public finance sector, partially offset by a net benefit in the structured finance sector. Economic loss development in the public finance sector in Nine Months 2017 was $427 million, which was primarily attributable to Puerto Rico exposures. This was partially offset by a $129 million benefit in structured finance due to lower re-default assumptions on first and second lien modified loans, and a benefit from a litigation settlement related to two triple-X transactions. The effect of the change in the risk-free rates used to discount expected losses was a loss of $28 million in Nine Months 2017.

Loss and LAE (Financial Guaranty Insurance Contracts)

The primary differences between net economic loss development and the amount reported as loss and LAE in the condensed consolidated statements of operations are that loss and LAE:

•	considers deferred premium revenue in the calculation of loss reserves and loss and LAE for financial guaranty insurance contracts,

•	eliminates loss and LAE related to consolidated FG VIEs and

•	does not include estimated losses on credit derivatives.

Loss and LAE reported in non-GAAP operating income (i.e., operating loss and LAE) includes losses on financial guaranty insurance contracts (other than those eliminated due to consolidation of FG VIEs), and credit derivatives.

For financial guaranty insurance contracts each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the condensed consolidated statements of operations for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in a business combination or seasoned portfolios assumed from legacy financial guaranty insurers generally have the largest deferred premium revenue balances. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to these policies.

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

	Loss (Benefit)
	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Public finance	$39	$233	$71	$421
Structured finance:
U.S. RMBS (1)	(21)	(5)	(17)	(19)
Other structured finance	(1)	(5)	(11)	(48)
Structured finance	(22)	(10)	(28)	(67)
Total loss and LAE (2)	$17	$223	$43	$354
____________________

(1)
Excludes a benefit of $3 million and a loss of $1 million for Third Quarter 2018 and 2017, respectively, and losses of $0 million and $5 million for Nine Months 2018 and 2017, respectively, related to consolidated FG VIEs.

(2)
Excludes credit derivative loss of $1 million and benefit of $1 million for Third Quarter 2018 and Third Quarter 2017 and credit derivative loss of $3 million and benefit of $25 million for Nine Months 2018 and Nine Months 2017.

Loss and LAE in Third Quarter 2018 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures. Loss and LAE in Third Quarter 2017 was mainly driven by an increase in loss reserves on certain Puerto Rico exposures.

Loss and LAE in Nine Months 2018 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by the reduction of loss reserves on the City of Hartford, CT exposure and a benefit on U.S. RMBS exposures. Loss and LAE in Nine Months 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit from a litigation settlement related to two triple-X transactions.

For additional information on the expected timing of net expected losses to be expensed see Part I, Item 1, Financial Statements, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Provision for Income Tax

Provision for Income Taxes and Effective Tax Rates

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(dollars in millions)
Total provision (benefit) for income taxes	$14	$105	$46	$157
Effective tax rate	8.3%	33.6%	9.7%	18.8%

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2018 compared with 35% in 2017, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries, which consist of Assured Guaranty Re Ltd. (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO), and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. In April 2017, the Company received a final letter from the Internal Revenue Service to close the audit for the period of 2009 - 2012, with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in Third Quarter 2017. The Nine Months 2018 effective tax rate reflects the release of $7 million and $11 million of previously recorded uncertain tax position reserves and accrued interest in the first quarter and third quarter of 2018, respectively, due to the closing of the 2013 and 2014 audit years, and the first quarter of 2017 effective tax rate reflects the tax benefit of the bargain purchase gain related to the MBIA UK Acquisition.

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

Reconciliation of Net Income (Loss)
to Non-GAAP Operating Income

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Net income (loss)	$161	$208	$433	$678
Less pre-tax adjustments:
Realized gains (losses) on investments	(7)	7	(14)	54
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	17	55	91	60
Fair value gains (losses) on CCS (1)	(1)	(4)	(3)	(4)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves (1)	(8)	18	(20)	49
Total pre-tax adjustments	1	76	54	159
Less tax effect on pre-tax adjustments	(1)	(24)	(11)	(51)
Non-GAAP operating income	$161	$156	$390	$570

Gain (loss) related to FG VIE consolidation (net of tax provision (benefit) of $0, $(1), $0 and $5 included in non-GAAP operating income	$(2)	$(1)	$(1)	$9
____________________

(1)	Included in other income (loss) in the condensed consolidated statements of operations.

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of September 30, 2018		As of December 31, 2017
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,583	$61.73	$6,839	$58.95
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(55)	(0.51)	(146)	(1.26)
Fair value gains (losses) on CCS	57	0.53	60	0.52
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	215	2.02	487	4.20
Less taxes	(54)	(0.51)	(83)	(0.71)
Non-GAAP operating shareholders’ equity	6,420	60.20	6,521	56.20
Pre-tax adjustments:
Less: Deferred acquisition costs	103	0.97	101	0.87
Plus: Net present value of estimated net future revenue	211	1.99	146	1.26
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,012	28.24	2,966	25.56
Plus taxes	(528)	(4.95)	(512)	(4.41)
Non-GAAP adjusted book value	$9,012	$84.51	$9,020	$77.74

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax provision of $1 and $2)	$3	$0.03	5	0.03

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $4 and $3)	$(14)	$(0.14)	(14)	(0.12)

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

Reconciliation of GWP to PVP

	Third Quarter 2018					Third Quarter 2017
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$24	$17	$9	$0	$50	$37	$8	$1	$(1)	$45
Less: Installment GWP and other GAAP adjustments (1)	(9)	17	4	0	12	2	8	1	(1)	10
Upfront GWP	33	—	5	—	38	35	—	—	—	35
Plus: Installment premium PVP	0	12	2	0	14	4	4	0	—	8
PVP	$33	$12	$7	$0	$52	$39	$4	$0	$—	$43

	Nine Months 2018					Nine Months 2017
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$227	$111	$168	$10	$516	$132	$92	$3	$8	$235
Less: Installment GWP and other GAAP adjustments (1)	9	72	10	1	92	(1)	90	3	(2)	90
Upfront GWP	218	39	158	9	424	133	2	—	10	145
Plus: Installment premium PVP (2)	84	52	7	0	143	4	56	5	2	67
PVP	$302	$91	$165	$9	$567	$137	$58	$5	$12	$212
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

(2)	Includes PVP of credit derivatives assumed in the SGI Transaction in second quarter of 2018.

Insured Portfolio

Financial Guaranty Exposure

The following tables present the insured financial guaranty portfolio by asset class net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company excludes amounts attributable to loss mitigation securities from par and scheduled principal and interest payments (debt service) outstanding. These amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of September 30, 2018 and December 31, 2017, the Company excluded $1.9 billion and $2.0 billion, respectively, of net par attributable to loss mitigation strategies. See Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure, for additional information.

Financial Guaranty
Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2018		As of December 31, 2017
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$80,521	A-	$90,705	A-
Tax backed	41,308	A-	44,350	A-
Municipal utilities	29,901	A-	32,357	A-
Transportation	15,347	A-	17,030	A-
Higher education	6,739	A-	8,195	A
Healthcare	6,668	A-	8,763	A
Infrastructure finance	5,300	A-	4,216	BBB+
Housing revenue	1,367	BBB+	1,319	BBB+
Investor-owned utilities	1,061	A-	523	A-
Other public finance—U.S.	2,206	A-	1,934	A
Total public finance—U.S.	190,418	A-	209,392	A-
Non-U.S.:
Regulated utilities	18,561	BBB+	16,689	BBB+
Infrastructure finance	18,380	BBB	18,234	BBB
Pooled infrastructure	1,408	AAA	1,561	AAA
Other public finance	6,386	A	6,438	A
Total public finance—non-U.S.	44,735	BBB+	42,922	BBB+
Total public finance	235,153	A-	252,314	A-
Structured finance:
U.S.:
RMBS	4,566	BBB-	4,818	BBB-
Insurance securitizations	1,435	A+	1,449	A+
Consumer receivables	1,318	A-	1,590	A-
Pooled corporate obligations	1,313	A+	1,347	A
Financial products	1,199	AA-	1,418	AA-
Other structured finance—U.S.	780	A-	602	A
Total structured finance—U.S.	10,611	BBB+	11,224	BBB+
Non-U.S.:
RMBS	594	A-	637	A-
Pooled corporate obligations	126	A	157	A+
Other structured finance	456	A+	620	A
Total structured finance—non-U.S.	1,176	A	1,414	A
Total structured finance	11,787	A-	12,638	A-
Total net par outstanding	$246,940	A-	$264,952	A-

The following tables set forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating

	As of September 30, 2018		As of December 31, 2017
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,819	1.9%	$5,392	2.1%
AA	26,392	10.7	34,212	12.9
A	124,706	50.5	134,396	50.7
BBB	80,730	32.7	78,714	29.7
BIG	10,293	4.2	12,238	4.6
Total net par outstanding	$246,940	100.0%	$264,952	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of September 30, 2018, all of which was rated BIG. Puerto Rico experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. In 2017, Hurricane Maria created additional challenges for Puerto Rico. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR). Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

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

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico
As of September 30, 2018

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding (2)	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (3)	$647	$302	$393	$(1)	$1,341	$1,385
Puerto Rico Public Buildings Authority (PBA)	9	141	0	(9)	141	146
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (3)	233	495	195	(79)	844	874
PRHTA (Highway revenue) (3)	351	84	40	—	475	536
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
Puerto Rico Electric Power Authority (PREPA) (3)	544	72	232	—	848	866
PRASA	—	284	89	—	373	373
MFA	189	40	74	—	303	349
Puerto Rico Sales Tax Financing Corporation (COFINA) (3)	264	—	9	—	273	273
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$2,237	$1,586	$1,033	$(89)	$4,767	$4,971
 ___________________

(1)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(2)
Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $23 million and a fully accreted net par at maturity of $53 million. Of these amounts, current net par of $21 million and fully accreted net par at maturity of $50 million relate to the COFINA and current net par of $2 million and fully accreted net par at maturity of $3 million relate to the Commonwealth General Obligation Bonds.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of September 30, 2018

	Scheduled Net Par Amortization
	2018 (4Q)	2019 (1Q)	2019 (2Q)	2019 (3Q)	2019 (4Q)	2020	2021	2022	2023 - 2027	2028 - 2032	2033 - 2037	2038 - 2042	2043 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$0	$0	$87	$—	$141	$15	$37	$279	$215	$567	$—	$—	$1,341
PBA	—	—	—	3	—	5	13	0	64	16	40	—	—	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	—	—	32	—	25	18	28	120	157	279	185	—	844
PRHTA (Highway revenue)	—	—	—	21	—	22	35	6	100	112	179	—	—	475
PRCCDA	—	—	—	—	—	—	—	—	19	24	109	—	—	152
PRIFA	—	—	—	—	—	—	—	—	2	—	—	14	—	16
Other Public Corporations
PREPA	—	—	—	26	—	48	28	28	467	238	13	—	—	848
PRASA	—	—	—	—	—	—	—	—	81	29	—	2	261	373
MFA	—	—	—	55	—	45	40	40	102	21	—	—	—	303
COFINA	0	0	0	0	0	(1)	(2)	(2)	(5)	(1)	30	252	2	273
U of PR	—	—	—	0	—	0	0	0	0	1	0	—	—	1
Total	$0	$0	$0	$224	$0	$285	$147	$137	$1,229	$812	$1,217	$453	$263	$4,767

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of September 30, 2018

	Scheduled Net Debt Service Amortization
	2018 (4Q)	2019 (1Q)	2019 (2Q)	2019 (3Q)	2019 (4Q)	2020	2021	2022	2023 - 2027	2028 - 2032	2033 - 2037	2038 - 2042	2043 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$0	$35	$0	$121	$—	$206	$74	$94	$536	$396	$649	$—	$—	$2,111
PBA	—	3	—	7	—	12	20	6	92	31	45	—	—	216
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	22	—	54	—	67	59	68	301	300	372	210	—	1,453
PRHTA (Highway revenue)	—	13	—	34	—	46	58	27	186	182	203	—	—	749
PRCCDA	—	3	—	4	—	7	7	7	54	54	121	—	—	257
PRIFA	—	0	—	0	—	1	1	1	6	4	3	16	—	32
Other Public Corporations
PREPA	3	17	3	43	3	87	63	62	588	273	15	—	—	1,157
PRASA	—	10	—	10	—	19	19	19	172	99	68	69	314	799
MFA	—	8	—	62	—	58	50	48	123	22	—	—	—	371
COFINA	0	6	0	6	0	13	13	13	70	74	96	307	2	600
U of PR	—	0	—	0	—	0	0	0	0	1	0	—	—	1
Total	$3	$117	$3	$341	$3	$516	$364	$345	$2,128	$1,436	$1,572	$602	$316	$7,746

Financial Guaranty Exposure to U.S. Residential Mortgage-Backed Securities

The tables below provide information on the risk ratings and certain other risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of September 30, 2018, U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 25% of total BIG net par outstanding. See Part I, Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Rating and Type of Exposure as of September 30, 2018

Ratings:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
AAA	$4	$136	$22	$1,125	$2	$1,289
AA	30	145	22	224	—	421
A	0	—	0	101	0	101
BBB	0	11	—	29	155	196
BIG	108	434	49	1,167	802	2,560
Total exposures	$142	$727	$93	$2,645	$959	$4,566

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2018

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$29	$24	$2	$752	$74	$880
2005	63	248	30	236	183	760
2006	50	51	15	489	282	887
2007	—	404	46	1,107	420	1,977
2008	—	—	—	61	—	61
Total exposures	$142	$727	$93	$2,645	$959	$4,566

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

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
	(in millions)
Capital relief triple-X life reinsurance (1)	$883	$773	$766	$675
Aircraft RVI policies	340	201	218	140
____________________

(1)	The capital relief triple-X life reinsurance net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

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

In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. These reinsurers are required to post collateral for the benefit of the Company in an amount at least equal to the sum of their ceded unearned premium reserve, loss reserves and contingency reserves, all calculated on a statutory basis of accounting. In addition, certain authorized reinsurers post collateral on terms negotiated with the Company. The total collateral posted by all non-affiliated reinsurers as of September 30, 2018 was approximately $85 million.

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

The following table presents significant holding company cash flow activity (other than operating expenses) related to distributions from subsidiaries and outflows for debt service, dividends to AGL shareholders and other capital management activities.

AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Intercompany sources (uses):
Distributions to AGL from:
AG Re	$18	$45	$98	$125
AGUS	140	70	362	390
Distributions to AGUS from:
AGC (1)	15	15	291	66
AGMH	—	55	50	128
Distributions to AGMH from:
AGM	58	63	131	142
Other subsidiaries (2)	34	—	34	—
External sources (uses):
Dividends paid to AGL shareholders	(18)	(17)	(55)	(53)
Repurchases of common shares (3)	(130)	(80)	(380)	(431)
Interest paid by AGMH and AGUS (4)	(9)	(8)	(67)	(53)
Purchase of AGMH's debt by AGUS	(49)	(22)	(72)	(27)
____________________

(1)	Includes repurchase of $200 million in shares of its common stock from its direct parent, AGUS, in 2018.

(2)	See Part I, Item 1, Financial Statements, Note 10, Investments and Cash, for a description of the Company's minority interest in the parent company of TMC LLC, which it sold in Third Quarter 2018.

(3)	See Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity, for additional information about share repurchases and authorizations.

(4)	See Long-Term Obligations below for interest paid by subsidiary.

Distributions From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC, AGM, Municipal Assurance Corp. (MAC) and to AG Re are described in Part I, Item 1, Financial Statements, Note 11, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2018 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $171 million, of which $40 million is estimated to be available for distribution in the fourth quarter of 2018.

•
The maximum amount available during 2018 for AGC to distribute as ordinary dividends is approximately $133 million, of which approximately $42 million is available for distribution in the fourth quarter of 2018.

•
The maximum amount available during 2018 for MAC to distribute as dividends to Municipal Assurance Holdings Inc., which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $27 million, all of which has already been distributed.

•
Based on the applicable law and regulations, in 2018 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $324 million as of September 30, 2018. Such dividend capacity can be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2018, AG Re had unencumbered assets of approximately $437 million.

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

Intercompany Loans and Guarantees

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. In September 2018, AGL and AGUS amended the revolving credit facility to extend the commitment until October 25, 2023 (the loan commitment termination date). The unpaid principal amount of each loan will bear semi-annual interest at a fixed rate equal to 100% of the then applicable interest rate as determined under Internal Revenue Code Section 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity. AGL must repay the then unpaid principal amounts of the loans, if any, by the third anniversary of the loan termination date. AGL has not drawn upon the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2016, the parties agreed to extend the maturity date of the loan from May 2017 to November 2019. During 2017, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. As of September 30, 2018, $60 million remained outstanding.

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

Cash and Investments

As of September 30, 2018, AGL had $48 million in cash and short-term investments. AGUS and AGMH had a total of $149 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $99 million in fixed-maturity securities (excluding AGUS's investment in AGMH's debt) with weighted average duration of 0.4 years.

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

Claims (Paid) Recovered

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Public finance	$(251)	$(222)	$(384)	$(251)
Structured finance:
U.S. RMBS	17	13	152	40
Other structured finance	(7)	0	(6)	(14)
Structured finance	10	13	146	26
Claims (paid) recovered, net of reinsurance (1)	$(241)	$(209)	$(238)	$(225)
____________________

(1)
Includes $1 million and $3 million paid for consolidated FG VIEs for Third Quarter 2018 and 2017, respectively, and $2 million and $7 million paid for consolidated FG VIEs for Nine Months 2018 and 2017, respectively.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.8 billion, all of which is rated BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment, exacerbated by the impact of hurricane Maria in September 2017. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Part I, Item 1, Financial Statements, Note 4, Outstanding Exposure.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $827 million as of September 30, 2018. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At September 30, 2018, approximately $1.6 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $333 million of the CDS insured by AGC requires AGC to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of September 30, 2018, AGC had posted $1 million of collateral to satisfy these requirements and the maximum posting requirement was $300 million.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2018	2017	2018	2017
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$(93)	$150	$345	$338
Effect of FG VIE consolidation	1	6	7	16
Net cash flows provided by (used in) operating activities - reported	(92)	156	352	354
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	180	(161)	111	124
Effect of FG VIE consolidation	28	32	83	108
Net cash flows provided by (used in) investing activities - reported	208	(129)	194	232
Net cash flows provided by (used in) financing activities before effects of FG VIE consolidation	(193)	(119)	(516)	(521)
Effect of FG VIE consolidation	(29)	(38)	(90)	(124)
Net cash flows provided by (used in) financing activities - reported (1)	(222)	(157)	(606)	(645)
Effect of exchange rate changes	(1)	1	(2)	4
Cash and restricted cash at beginning of period	189	201	144	127
Total cash and restricted cash at the end of the period	$82	$72	$82	$72
____________________

(1)
Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from consolidated FG VIEs, cash inflows from operating activities increased in Nine Months 2018 compared with Nine Months 2017 due primarily to cash received in connection with the SGI Transaction (see Part I, Item

1, Financial Statements, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information), and lower tax payments, which were partially offset by lower commutation premiums received, lower premium collections and higher interest. The decline in cash flow from operating activities in Third Quarter 2018, compared with Third Quarter 2017, was mainly due to lower commutation premiums. Cash flow from operations for all periods were adversely affected by claim payments on Puerto Rico exposures.

Investing activities consisted of primarily net sales (purchases) of fixed-maturity and short-term investment securities acquisitions, and paydowns on FG VIEs' assets.

Financing activities consisted primarily of share repurchases, which were $380 million and $431 million in Nine Months 2018 and Nine Months 2017, respectively, and paydowns of FG VIEs' liabilities.

From October 1, 2018 through November 9, 2018, the Company repurchased an additional $49 million of common shares. The Board of Directors authorized, on August 1, 2018, an additional $250 million of share repurchases. As of November 9, 2018, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $169 million of its common shares. For more information about the Company's share repurchases and authorizations, see Part I, Item 1, Financial Statements, Note 17, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2017.

Long-Term Debt Obligations

The outstanding principal and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of September 30,	As of December 31,	Third Quarter		Nine Months
	2018	2017	2018	2017	2018	2017
	(in millions)
AGUS	$850	$850	$2	$1	$37	$23
AGMH	730	730	7	7	30	30
AGM	5	6	0	0	0	0
Purchased debt (1)	(100)	(28)	0	0	(1)	0
Total	$1,485	$1,558	$9	$8	$66	$53
 ____________________

(1)
Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS. See Part I, Item 1, Financial Statements, Note 15, Long-Term Debt and Credit Facilities, for additional information.

Issued by AGUS:

7% Senior Notes.  On May 18, 2004, AGUS issued $200 million of 7% Senior Notes due 2034 for net proceeds of $197 million. Although the coupon on the Senior Notes is 7%, the effective rate is approximately 6.4%, taking into account the effect of a cash flow hedge. The notes are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest at the date of redemption or, if greater, the make-whole redemption price.

5% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 for net proceeds of $495 million. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of common shares of AGL. The notes are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest at the date of redemption or, if greater, the make-whole redemption price.

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures paid a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month London Interbank Offered Rate (LIBOR) plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption.

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

The Company’s fixed-maturity securities and short-term investments had a duration of 5.0 years as of September 30, 2018 and 5.3 years as of December 31, 2017. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Part I, Item 1, Financial Statements, Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of September 30, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$4,885	$4,988	$5,504	$5,760
U.S. government and agencies	235	242	272	285
Corporate securities	2,187	2,147	1,973	2,018
Mortgage-backed securities (1):
RMBS	967	948	852	861
Commercial mortgage-backed securities (CMBS)	537	528	540	549
Asset-backed securities	893	1,055	730	896
Non-U.S. government securities	302	284	316	305
Total fixed-maturity securities	10,006	10,192	10,187	10,674
Short-term investments	738	738	627	627
Total fixed-maturity and short-term investments	$10,744	$10,930	$10,814	$11,301
 ____________________

(1)	U.S. government-agency obligations were approximately 47% of mortgage backed securities as of September 30, 2018 and 39% as of December 31, 2017, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of September 30, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,305	$(25)	$273	$(13)	$1,578	$(38)
U.S. government and agencies	20	0	25	(1)	45	(1)
Corporate securities	1,144	(26)	260	(29)	1,404	(55)
Mortgage-backed securities:
RMBS	386	(8)	331	(27)	717	(35)
CMBS	229	(5)	80	(6)	309	(11)
Asset-backed securities	280	(1)	11	(1)	291	(2)
Non-U.S. government securities	86	(4)	101	(17)	187	(21)
Total	$3,450	$(69)	$1,081	$(94)	$4,531	$(163)
Number of securities (1)		1,003		311		1,283
Number of securities with OTTI		23		16		39

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	0	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	0	80	(3)	109	(3)
Asset-backed securities	48	0	3	0	51	0
Non-U.S. government securities	20	0	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities (1)		244		264		499
Number of securities with OTTI (1)		17		15		31
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2018, 35 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of September 30, 2018 was

$49 million. As of December 31, 2017, of the securities in an unrealized loss position for 12 months or more, 28 securities had unrealized losses greater than 10% of book value with an unrealized loss of $27 million. The Company considered the credit quality, cash flows, interest rate movements, ability to hold security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company determined that the unrealized losses recorded as of September 30, 2018 and December 31, 2017 were yield-related and not the result of OTTI..

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2018

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$229	$229
Due after one year through five years	1,499	1,492
Due after five years through 10 years	2,426	2,411
Due after 10 years	4,348	4,584
Mortgage-backed securities:
RMBS	967	948
CMBS	537	528
Total	$10,006	$10,192

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2018 and December 31, 2017. Ratings reflect the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of September 30, 2018	As of December 31, 2017
AAA	15.6%	14.3%
AA	48.5	52.4
A	19.9	18.9
BBB	4.4	3.4
BIG (1)	11.1	10.5
Not rated	0.5	0.5
Total	100.0%	100.0%
____________________

(1)	Includes primarily loss mitigation and other risk management assets. See Part I, Item I, Financial Statements, Note 10, Investments and Cash, for additional information.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted total $262 million and $287 million, as of September 30, 2018 and December 31, 2017, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,725 million and $1,677 million, based on fair value, as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, approximately 32% of the FSAM assets (measured by aggregate principal balance) were in cash or were obligations backed by the full faith and credit of the U.S. Although AGMH no longer holds any ownership interest in FSAM or the GIC issuers, AGM’s insurance policies on the GICs remain in place, and must remain in place until each GIC is terminated.

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

As of September 30, 2018, the aggregate accreted GIC balance was approximately $1.2 billion, compared with approximately $10.2 billion as of December 31, 2009. As of September 30, 2018, the aggregate fair market value of the assets supporting the GIC business (disregarding the agreed upon reductions) plus cash and positive derivative value exceeded by nearly $0.6 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Even after applying the agreed upon reductions to the fair market value of the assets, the aggregate value of the assets supporting the GIC business plus cash and positive derivative value exceeded the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business. Accordingly, no posting of collateral was required under the primary put contract.

To provide additional support, Dexia Crédit Local S.A. provides a liquidity commitment to FSAM to lend against FSAM assets under a revolving credit agreement. As of September 30, 2018 the commitment totaled $1.1 billion, of which approximately $0.7 billion was drawn. The agreement requires that the commitment remain in place, generally until the GICs have been paid in full.

Despite the put contract and revolving credit agreement, and the significant portion of FSAM assets composed of highly liquid securities backed by the full faith and credit of the U.S., AGM remains subject to the risk that Dexia SA and its affiliates may not fulfill their contractual obligations. In that case, the GIC issuers may not have the financial ability to pay upon the withdrawal of GIC funds or post collateral or make other payments in respect of the GICs, thereby resulting in claims upon the AGM financial guaranty insurance policies.

A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM with respect to AGMH's former GIC business. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody's. FSAM is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from any future rating actions affecting AGM.

The Medium Term Notes Business

In connection with the acquisition of AGMH, Dexia Crédit Local S.A. agreed to fund, on behalf of AGM, 100% of all policy claims made under financial guaranty insurance policies issued by AGM in relation to the medium term notes issuance program of FSA Global Funding Limited. As of September 30, 2018, FSA Global Funding Limited had approximately $176 million of medium term notes outstanding.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on their evaluation as of September 30, 2018 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018, and in Part I, Item 1, Financial Statements, Note 14, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. Material developments to such proceedings during the three months ended September 30, 2018, are described below and in the "Litigation" section of Note 14, Commitments and Contingencies, of the Financial Statements.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the nine months ended September 30, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31	1,357,121	$36.84	1,357,121	$47,873,101
August 1 - August 31	975,318	$41.15	972,031	$257,873,136
September 1 - September 30	972,677	$41.24	969,897	$217,873,170
Total	3,305,116	$39.41	3,299,049
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through November 9, 2018, the Company has repurchased a total of 92.7 million common shares for approximately $2,645 million, excluding commissions, at an average price of $28.52 per share. The Board of Directors authorized, on August 1, 2018, an additional $250 million of share repurchases. As of November 9, 2018, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $169 million of its common shares, on a settlement basis.

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
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 9, 2018	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)