Form 10-K
period 2018-12-31
ASSURED GUARANTY LTD
filed 2019-03-01
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2018 was $3,831,572,150 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $35.73). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.
As of February 26, 2019, 103,085,785 Common Shares, par value $0.01 per share, were outstanding (including 59,532 unvested restricted shares).
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

The Company conducts its financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. (AGM), Municipal Assurance Corp. (MAC), Assured Guaranty Corp. (AGC), and Assured Guaranty (Europe) plc (AGE). It also conducts business through Bermuda-based reinsurers Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. (AGRO). The following is a description of AGL's principal operating subsidiaries:

•
Assured Guaranty Municipal Corp. AGM is located and domiciled in New York. Since mid-2008, AGM has provided financial guaranty insurance and reinsurance only on debt obligations issued in the U.S. public finance and global infrastructure markets, including bonds issued by U.S. state or governmental authorities or notes issued to finance infrastructure projects. AGM was organized in 1984 as "Financial Security Assurance Inc." and until 2008 also offered insurance and reinsurance in the global structured finance market. AGM's subsidiary AGE offers insurance and reinsurance in the global public finance and structured finance markets.

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

•
Assured Guaranty Corp. AGC is located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in 1988. It provides insurance and reinsurance on debt obligations in the global structured finance market and also offers guarantees on obligations in the U.S. public finance and international infrastructure markets. AGC acquired CIFG Assurance North America, Inc. (CIFGNA) in 2016 and Radian Asset Assurance Inc. (Radian Asset) in 2015, and merged them each with and into AGC, with AGC being the surviving entity.

•
Assured Guaranty (Europe) plc AGE is a U.K. incorporated company licensed as a U.K. insurance company and is currently authorized to operate in various countries throughout the European Economic Area (EEA). It was organized in 1990 and issued its first financial guarantee in 1994. AGE offers financial guarantees in both the international public finance and structured finance markets and currently is the only entity from which the Company writes business in the EEA. As discussed further under "Business" below, AGE has agreed with its regulator that new business it writes would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC.

The Company combined the operations of its European subsidiaries, AGE, Assured Guaranty (UK) plc (AGUK), Assured Guaranty (London) plc (AGLN) and CIFG Europe S.A. (CIFGE), in a transaction that was completed on November 7, 2018. Under the combination, AGUK, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGE (the Combination). See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for additional information on the Combination.

AGC had acquired MBIA UK Insurance Limited (MBIA UK) (MBIA UK Acquisition), the European operating subsidiary of MBIA Insurance Corporation (MBIA), on January 10, 2017. As of December 31, 2016, MBIA UK had an insured portfolio of approximately $12 billion of net par. MBIA UK immediately changed its name and subsequently converted to a public limited company, Assured Guaranty (London) plc.

•
Assured Guaranty Re Ltd. and Assured Guaranty Re Overseas Ltd. AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re indirectly owns AGRO, which is a Bermuda Class 3A and Class C insurer. AG Re and AGRO underwrite financial guaranty reinsurance, and AGRO also underwrites other non-financial guaranty insurance and reinsurance that is in line with the Company's risk profile and benefits from its underwriting experience. AG Re and AGRO write business as reinsurers of third-party primary insurers and of certain affiliated companies.

Assured Guaranty is the market leader in the financial guaranty industry. The Company's position in the market benefits from its ability to maintain strong financial strength ratings, its strong claims-paying resources, its proven willingness and ability to make claim payments to policyholders after obligors have defaulted, and its ability to achieve recoveries in respect of the claims that it has paid on insured residential mortgage-backed and other securities and to resolve its troubled municipal exposures.

The Company faces competition in the U.S. public finance financial guaranty market from Build America Mutual Assurance Company (BAM). The Company estimates, based on third party industry compilations, that the Company insured approximately 56% of the par of the insured U.S. public finance bonds issued in the primary market in 2018, while BAM insured 44% of the par. The continued presence in the market of BAM affects the Company's insured volume as well as the amount of premium the Company is able to charge.

The sustained low interest rate environment in the U.S. has also presented the Company with challenges. Over the last several years, interest rates generally have been lower than historical norms. While higher than in 2016, when the benchmark AAA 30-year Municipal Market Data (MMD) index published by Thomson Reuters was at times below 2%, the average for that rate was 3.05% in 2018, still low by historical standards. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium, and Assured Guaranty has seen a lower demand for its financial guaranty insurance from issuers over the past several years than it saw historically.

The Company believes that issuers and investors in securities will continue to purchase financial guaranty insurance, especially if interest rates rise and credit spreads widen. U.S. municipalities have budgetary requirements that are best met through financings in the fixed income capital markets. Historically, smaller municipal issuers have frequently used financial guaranties in order to access the capital markets with new debt offerings at a lower all-in interest rate than on an unguaranteed basis. In addition, the Company expects long-term debt financings for infrastructure projects will grow throughout the world, as will the financing needs associated with privatization initiatives or refinancing of infrastructure projects in developed countries.

The Company evaluates the amount of capital it requires based on an internal capital model as well as rating agency models and insurance regulations. The Company believes it has excess capital based on these measures, and has been returning some of its excess capital to shareholders by repurchasing its common shares and has been deploying some of its excess capital to acquire financial guaranty portfolios and alternative investments.

The Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios (including through reinsurance), or by commuting business that it had previously ceded. In the last several years, the Company has reassumed a number of previously ceded portfolios and has completed the acquisition of Radian Asset, CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG) (the CIFG Acquisition) and the MBIA UK Acquisition. On June 1, 2018, the Company closed a transaction with Syncora Guarantee Inc. (SGI) (SGI Transaction) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. The Company continues to investigate additional opportunities related to remaining legacy financial guaranty portfolios, but there can be no assurance if or when the Company will find suitable opportunities on appropriate terms.

During 2016, the Company also established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. In February 2017, the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. In September 2017, the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs). In February 2018, the Company acquired a minority interest in the holding company of Rubicon Infrastructure Advisors, a full-service investment firm based in Dublin that provides investment banking services within the global infrastructure sector. The Company continues to investigate additional opportunities to make alternative investments, including, among others, both controlling and non-controlling investments in investment managers, but there can be no assurance if or when the Company will find suitable opportunities on appropriate terms.

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

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer's interest cost over the life of the debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty provides increased certainty that scheduled payments will be received when due. The guaranty may also improve the marketability and liquidity of obligations issued by infrequent or unknown issuers, as well as obligations with complex structures or backed by asset classes new to the market. In general and especially in such instances, investors may be able to sell bonds insured by highly rated financial guarantors more quickly than uninsured debt obligations and, depending on the difference between the financial strength rating of the insurer and the rating of the issuer, at a higher secondary market price than for uninsured debt obligations.

As an alternative to traditional financial guaranty insurance, in the past the Company also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap (CDS). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the Company, as the seller of credit protection, specified as credit events in its CDS failure to pay interest and principal on the reference obligation. One difference between CDS and traditional primary financial guaranty insurance is that credit default protection was typically provided to a particular buyer of credit protection, who is not always required to own the reference obligation, rather than to all investors in the reference obligation. As a result, the Company's rights and remedies under a CDS may be different and more limited than on a financial guaranty of an entire issuance. Credit derivatives were preferred by some investors, however, because they generally offered the investor ease of execution and standardized terms as well as more favorable accounting or capital treatment. Due to changes in the regulatory environment, the Company has not provided credit protection in the U.S. through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business. See the Risk Factor captioned "Changes in or inability to comply with applicable law could adversely affect the Company's ability to do business" under Risks Related to accounting principles generally accepted in the United States of America (GAAP) and Applicable Law in "Item 1A. Risk Factors" for additional detail about the regulatory environment. The Company has acquired or reinsured portfolios both before and after 2009 that include financial guaranty contracts in credit derivative form.

The Company also offers credit protection through reinsurance, and in the past has provided reinsurance to other financial guaranty insurers with respect to their guaranty of public finance, infrastructure and structured finance obligations. The Company believes that the opportunities currently available to it in the reinsurance market primarily consist of potentially assuming portfolios of transactions from inactive primary insurers, such as the SGI Transaction, and recapturing portfolios that it has previously ceded to third party reinsurers.

The Company's financial guaranty direct and assumed businesses provide credit protection on public finance, infrastructure and structured finance obligations. When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For information on the geographic breakdown of the Company's financial guaranty portfolio and on its income and revenue by jurisdiction, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, Geographic Distribution of Net Par Outstanding, and Note 12, Income Taxes, Provision for Income Taxes.

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

A portion of the Company's exposure to tax-backed bonds, municipal utility bonds and transportation bonds constitutes "special revenue" bonds under the United States Bankruptcy Code (Bankruptcy Code). Even if an obligor under a special revenue bond were to seek protection from creditors under Chapter 9 of the U.S. Bankruptcy Code, holders of the special revenue bond should continue to receive timely payments of principal and interest during the bankruptcy proceeding, subject to the special revenues being sufficient to pay debt service and the lien on the special revenues being subordinate to the necessary operating expenses of the project or system from which the revenues are derived. While "special revenues" acquired by the obligor after bankruptcy remain subject to the pre-petition pledge, special revenue bonds may be adjusted if their claim is determined to be "undersecured."

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

Residential Mortgage-Backed Securities (RMBS) are obligations backed by closed-end and open-end first and second lien mortgage loans on one-to-four family residential properties, including condominiums and cooperative apartments. The Company has not insured a RMBS transaction since January 2008, although it has acquired RMBS insurance exposures since that time in connection with its acquisition or reinsurance of legacy financial guaranty portfolios. First lien mortgage loan products in these transactions include fixed rate, adjustable rate and option adjustable-rate mortgages. The credit quality of borrowers covers a broad range, including "prime", "subprime" and "Alt-A". A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income.

Insurance Securitization Obligations are obligations secured by the future earnings from pools of various types of insurance and reinsurance policies and income produced by invested assets.

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

Financial Products Business is the guaranteed investment contracts (GICs) portion of a line of business previously conducted by Assured Guaranty Municipal Holdings Inc. (AGMH) that the Company did not acquire when it purchased AGMH in 2009 from Dexia SA and that is being run off. That line of business consisted of AGMH's guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business. Although Dexia SA and certain of its affiliates (Dexia) assumed the liabilities related to such businesses when the Company purchased AGMH, AGM policies related to such businesses remained outstanding. Assured Guaranty is indemnified by Dexia against loss from the former Financial Products Business.

Until November 2008, AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of GICs insured by AGM and reinvesting the proceeds in investments that met AGMH’s investment criteria. In June 2009, in connection with the Company's acquisition of AGMH from Dexia Holdings Inc., Dexia SA, the ultimate parent of Dexia Holdings Inc., and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM insurance policies. Some of those agreements have since terminated or expired, or been modified. As of December 31, 2018, the aggregate accreted GIC balance was approximately $1.0 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2018, the aggregate fair market value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.8 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business.

AGMH's financial products business had also issued medium term notes insured by AGM, reinvesting the proceeds in investments that met AGMH's investment criteria. As of December 31, 2018, only $171 million of insured medium term notes remain outstanding.

The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, described in Liquidity and Capital Resources, Liquidity Requirements and Sources, Insurance Company Subsidiaries.

Other Structured Finance Obligations are obligations backed by assets not generally described in any of the other described categories.

Insurance Portfolio - Non-Financial Guaranty Insurance and Reinsurance

The Company also provides non-financial guaranty insurance and reinsurance in transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. The Company provides such non-financial guaranty insurance and reinsurance, for example, for life insurance capital relief transactions and aircraft residual value insurance (RVI) transactions.

Exposure Limits, Underwriting Procedures, and Credit Policy

Exposure Limits

The Company establishes exposure limits and underwriting criteria for obligors, sectors and countries, and for individual transactions. Risk exposure limits for single obligors are based on the Company's assessment of potential frequency and severity of loss as well as other factors, such as historical and stressed collateral performance. Sector limits are based on the Company’s view of stress losses for the sector and on its assessment of correlation. Country limits are based on the size and stability of the relevant economy, and the Company’s view of the political environment and legal system. All of the foregoing limits are established in relation to the Company's capital base.

Underwriting Procedures
Each transaction underwritten by the Company involves persons with different skills and backgrounds across various departments within the Company. The Company's transaction underwriting teams include both underwriters and lawyers, who analyze the structure of a potential transaction and the credit and legal issues pertinent to the particular line of business or asset class, and accounting and finance personnel, who review the more complex transactions to determine the appropriate accounting treatment.
Upon completion of the underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Each credit committee decision is documented and any further requirements, such as specific terms or evidence of due diligence, are noted. The Company's credit committees are composed of senior officers of the Company excluding those senior officers responsible for business origination. The committees are organized by asset class, such as for public finance or structured finance, or along regulatory lines, to assess the various potential exposures.
Upon approval by the credit committee, the underwriter, working with the responsible attorney, is responsible for closing the transaction and issuing the policy. At policy issuance, the underwriter and the responsible attorney certify that the transaction closed meets the terms and conditions agreed to by the credit committee.
Credit Policy

U.S. Public Finance

For U.S. public finance transactions, the Company's underwriters generally analyze the issuer's historical financial statements and, where warranted, develop stress case projections to test the issuer's ability to make timely debt service payments under stressful economic conditions.

The Company focuses principally on the credit quality of the obligor based on population size and trends, wealth factors, and strength of the economy. The Company evaluates the obligor’s liquidity position; its fiscal management policies and track record; its ability to raise revenues and control expenses; and its exposure to derivative contracts and to debt subject to acceleration. The Company assesses the obligor’s pension and other post-employment benefits obligations and funding policies and evaluates the obligor’s ability to adequately fund such obligations in the future. The Company analyzes other critical risk factors including the type of issue; the repayment source; pledged security, if any; the presence of restrictive covenants and the tenor of the risk. The Company also considers the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors). The Company also considers the environmental impact associated with the transaction. The Company weighs the risk of a rating agency downgrade of an obligation's underlying uninsured rating.

In cases of not-for-profit institutions, such as healthcare issuers and private higher education issuers, the Company focuses on the financial stability of the institution, its competitive position and its management experience.

The Company’s credit policy for U.S. infrastructure transactions is substantially similar to that of non-U.S. infrastructure transactions described below.

Non-U.S. Transactions

For non-U.S. transactions, the Company undertakes an analysis of the country or countries in which the risk resides, which includes political risk as well as economic and demographic characteristics. For each transaction, the Company also performs an assessment of the legal framework governing the transaction and the laws affecting the underlying assets supporting the obligations to be insured. In general, non-U.S. transactions consist of transactions with regulated utilities or infrastructure transactions. The underwriting of regulated utilities is generally the same as for U.S. transactions, but with additional consideration given to factors specific to the relevant jurisdiction.

For non-U.S. infrastructure transactions, the Company reviews the type of project (e.g., hospital, road, social housing, transportation or student accommodation) and the source of repayment of the debt. For certain transactions, debt service and operational expenses are covered by availability payments made by either a governmental entity or a not-for-profit entity. The availability payments are due if the project is available for use, regardless of whether the project actually is in use. The principal risks for such transactions are construction risk and operational risk. The project must be completed on time and must be available for use during the life of the concession. For other transactions, notably transactions secured by toll-roads and student accommodation, revenues derived from the project must be sufficient to make debt service payments as well as cover operating expenses during the concession period.

For infrastructure transactions, underwriters generally use financial models in order to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company's underwriters reflect both empirical research and information gathered from third parties, such as rating agencies or investment banks. The Company may also engage advisors such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks.

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

Prior to the global financial crisis of 2008, the Company insured non-U.S. structured financial transactions, and it may do so again. If it does, it expects its underwriting process generally to be the same as for U.S. structured finance transactions described below, but with additional consideration given to factors specific to the relevant jurisdiction.
U.S. Structured Finance

Structured finance obligations generally present three distinct forms of risk: asset risk, pertaining to the amount and quality of assets underlying an issue; structural risk, pertaining to the extent to which an issuer's legal structure provides protection from loss; and execution risk, which is the risk that poor performance by a servicer or collateral manager contributes to a decline in the cash flow available to the transaction. Each of these risks is addressed through the Company's underwriting process.
For structured finance transactions, underwriters generally use financial models to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of hypothetical scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company's underwriters reflect both empirical research and information gathered from third parties, such as rating agencies or investment banks. Generally, the amount and quality of asset coverage required with respect to a structured finance exposure is dependent upon both the historic performance of the asset class, as well as the Company’s view of the future performance of the subject assets.
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
The Company conducts due diligence on the collateral that supports its insured transactions. The principal focus of the due diligence is to confirm the underlying collateral was originated in accordance with the stated underwriting criteria of the asset originator. The Company also conducts audits of servicing or other management procedures, reviewing critical aspects of these procedures such as cash management and collections. The Company may, for certain transactions, obtain background checks on key managers of the originator, servicer or manager of the obligations underlying that transaction.
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

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, financial, legal and operational risks (including cybersecurity risks), and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board is responsible for, among other matters, reviewing policies and processes related to risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements (including cybersecurity requirements). The Compensation Committee of the Board reviews compensation-related risks to the Company. The Finance Committee of the Board oversees the investment of the Company's investment portfolio and the Company's capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company's financial plan. The Nominating and Governance Committee of the Board oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members.

The Company has established a number of management committees to develop underwriting and risk management guidelines, policies and procedures for the Company's insurance and reinsurance subsidiaries that are tailored to their respective businesses, providing multiple levels of review, analysis and control.

•
Portfolio Risk Management Committee—This committee establishes company-wide credit policy for the Company's direct and assumed business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company's subsidiaries. The Portfolio Risk Management Committee is responsible for enterprise risk management for the Company on a consolidated basis and focuses on measuring and managing credit, market and liquidity risk for the Company. All transactions in new asset classes or new jurisdictions must be approved by this committee.

•
U.S. Management Committee—This committee establishes strategic policy and reviews the implementation of strategic initiatives and general business progress in the U.S. The U.S. Management Committee approves risk policy at the U.S. operating company level.

•
Risk Management Committees—The U.S., U.K., AG Re and AGRO risk management committees conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They review and may revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

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

The Company's surveillance personnel are responsible for monitoring and reporting on all transactions in the insured portfolio, including exposures in both the financial guaranty direct and assumed businesses. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend remedial actions to management. All transactions in the insured portfolio are assigned internal credit ratings, and surveillance personnel recommend adjustments to those ratings to reflect changes in transaction credit quality. The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter, although the Company may also review a rating in response to developments impacting the credit when a ratings review is not scheduled.

The Company's workout personnel are responsible for managing workout, loss mitigation and risk reduction situations. They work together with the Company's surveillance personnel to develop and implement strategies on transactions that are experiencing loss or could possibly experience loss. They develop strategies designed to enhance the ability of the

Company to enforce its contractual rights and remedies and mitigate potential losses. The Company's workout personnel also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company's litigation proceedings. They may also make open market or negotiated purchases of securities that the Company has insured, or negotiate or otherwise implement consensual terminations of insurance coverage prior to contractual maturity. The Company's surveillance personnel work with servicers of RMBS transactions to enhance their performance.

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

Assumed Business

For transactions that the Company has assumed, the ceding insurers are responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company, except that the Company provides surveillance for exposures assumed from SGI. The Company's surveillance personnel monitor the ceding insurer's surveillance activities on exposures ceded to the Company through a variety of means, including reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. The Company's surveillance personnel also monitor general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or exposures of particular concern. For certain exposures, the Company also will undertake an independent analysis and remodeling of the exposure. The Company's surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement.

Ceded Business

As part of its risk management strategy prior to the global financial crisis of 2008, the Company obtained third party reinsurance or retrocessions for various risk management purposes, and may do so again in the future. Over the past several years the Company has entered into commutation agreements reassuming portions of the previously ceded business from certain reinsurers; as of December 31, 2018, approximately 1%, or $2.6 billion, of its principal amount outstanding was still ceded to third party reinsurers, down from 12%, or $86.5 billion, as of December 31, 2009. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

The Company has obtained excess-of-loss reinsurance in part to augment its capital in the capital models used by certain rating agencies to evaluate the Company's financial strength ratings. Specifically, effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer. At its inception, the facility covered losses occurring from January 1, 2018 through December 31, 2024, or from January 1, 2019 through December 31, 2025, at the option of AGC, AGM and MAC. AGC, AGM and MAC did not elect coverage under the new facility for the seven year period commencing January 1, 2018, but they retain an option, which must be exercised prior to January 1, 2020, and which requires the payment of additional premium, to elect coverage for the seven year period commencing January 1, 2019. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance, for more information.

Cybersecurity
The Company relies on digital technology to conduct its businesses and interact with market participants and vendors. With this reliance on technology comes the associated security risks from using today’s communication technology and networks.
To defend the Company's computer systems from cyberattacks, the Company uses tools such as firewalls, anti-malware software, multifactor authentication, e-mail security services, virtual private networks, third-party security experts, and timely applied software patches, among others. The Company has also engaged third-party consultants to conduct penetration tests to identify any potential security vulnerabilities. Although the Company believes its defenses against cyberintrusions are sufficient, it continually monitors its computer networks for new types of threats.

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

Insurance financial strength ratings reflect a rating agency's opinion of an insurer's ability to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. It does not refer to an insurer's ability to meet non-insurance obligations and is not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The insurance financial strength ratings assigned by the rating agencies are based upon factors that the rating agencies believe are relevant to policyholders and are not directed toward the protection of investors in AGL's common shares. Ratings reflect only the views of the respective rating agencies assigning them and are subject to continuous review and revision or withdrawal at any time.

Following the financial crisis, the rating process has been challenging for the Company due to a number of factors, including:

•
Instability of Rating Criteria and Methodologies. Rating agencies purport to issue ratings pursuant to published rating criteria and methodologies. Beginning during the financial crisis, the rating agencies made material changes to their rating criteria and methodologies applicable to financial guaranty insurers, sometimes through formal changes and other times through ad hoc adjustments to the conclusions reached by existing criteria. Furthermore, these criteria and methodology changes were typically implemented without any transition period, making it difficult for an insurer to comply with new standards. In December 2018, S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P), proposed changes to its ratings methodology for bond insurers which it said are unlikely to affect any existing credit ratings on bond insurers.

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

•
More Reliance on Qualitative Rating Criteria. In prior years, the financial strength ratings of the Company’s insurance company subsidiaries were largely consistent with the rating agency’s assessment of the insurers’ capital adequacy, such that a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model. In recent years, however, both S&P and Moody’s Investors Service, Inc. (Moody’s) have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance company subsidiaries significantly below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that Assured Guaranty has “AAA” capital adequacy under the S&P model (but subject to a downward adjustment due to a “largest obligor test”) and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (offset by other factors including the rating agency’s assessment of competitive profile, future profitability and market share).

Despite the difficult rating agency process following the financial crisis, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company's insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of any of its insurance subsidiaries were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, Kroll Bond Rating Agency (KBRA) ratings were first assigned to MAC in 2013, to AGM in 2014, to AGC in 2016 and to AGE in 2018; an A.M. Best Company, Inc. (Best) rating was first assigned to AGRO in 2015; while a Moody's rating was never requested for MAC, was dropped from AG Re and AGRO in 2015, and was the subject of a rating withdrawal request in the case of AGC (which request was declined).

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

See "Item 1A. Risk Factors," Risk Factor captioned "Risks Related to the Company's Financial Strength and Financial Enhancement Ratings" and Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Ratings, for more information about the Company's ratings.

Investments

Investment income from the Company's investment portfolio is one of the primary sources of cash flow supporting its operations and claim payments. The Company's total investment portfolio was $10.9 billion and $11.4 billion as of December 31, 2018 and 2017, respectively, and generated net investment income of $398 million, $418 million and $408 million in 2018, 2017 and 2016, respectively.

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

Approximately 86% of the Company's investment portfolio is externally managed by seven investment managers: BlackRock Financial Management, Inc., Goldman Sachs Asset Management, L.P., New England Asset Management, Inc., Wellington Management Company, LLP, Insight North America LLC, MacKay Shields LLC and Wasmer, Schroeder & Company, LLC. The performance of the Company's invested assets is subject to the ability of the investment managers to select and manage appropriate investments. The Company's investment managers have discretionary authority over the Company's investment portfolio within the limits of the Company's investment guidelines approved by the Company's Board. Each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. BlackRock Financial Management, Inc. and Wellington Management Company LLP both own more than 5% of the Company's common shares, and the Company has a minority interest in Wasmer, Schroeder & Company, LLC. During the years ended December 31, 2018, 2017 and 2016, the Company recorded investment management fees and related expenses of $9 million, $9 million, and $9 million, respectively.

As of December 31, 2018, the Company internally managed 11% of the investment portfolio (excluding short-term investments), either in connection with its loss mitigation or risk management strategy, or because the Company believes a particular security or asset presents an attractive investment opportunity.

The largest component of the Company’s internally managed portfolio consists of obligations that the Company purchases in connection with its loss mitigation or risk management strategy for its insured exposure. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of its financial guaranties. The Company held approximately $1,190 million and $1,251 million of securities, based on their fair value after elimination of the benefit of any insurance provided by the Company, that were obtained for loss mitigation or risk management purposes in its internally managed investment accounts as of December 31, 2018 and December 31, 2017, respectively.

Another component of the Company's internally managed portfolio consists of alternative investments. Such investments include various funds investing in both equity and debt securities as well as investments in investment managers. During 2016, the Company established an alternative investments group to focus on deploying a portion of the Company's excess capital to pursue acquisitions and develop new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities including both controlling and non-controlling investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. In September 2017 the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in SMAs. In February 2018, the Company acquired a minority interest in the holding company of Rubicon Infrastructure Advisors, a full-service investment firm based in Dublin that provides investment banking services within the global infrastructure sector. The Company continues to investigate additional opportunities to make alternative investments, including, among others, both controlling and non-controlling investments in investment managers, but there can be no assurance if or when the Company will find suitable opportunities on appropriate terms.

Competition

Assured Guaranty is the market leader in the financial guaranty industry. Assured Guaranty believes its financial strength, protection against defaults, credit selection policies, underwriting standards, history of making claim payments and surveillance procedures make it an attractive provider of financial guaranties.

Assured Guaranty's principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. Over the last several years, interest rates generally have been lower than historical norms. Average municipal interest rates in 2018, while above the historic lows experienced in 2016 and slightly above the average rates experienced in 2017, remained low when compared to historical norms. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium. In the U.S. public finance market in 2018, market penetration of municipal bond insurance increased to approximately 5.9% of the par amount of new issues sold, compared with approximately 5.6% in 2017. The Company believes the relatively low market penetration rates in 2018 and 2017 were in part due to the extremely low interest rates prevailing during most of that period.

In the U.S. public finance market, Assured Guaranty is the only financial guaranty company active before the global financial crisis of 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. Assured Guaranty has only one direct competitor for financial guaranty in the public finance market, BAM, a mutual insurance company that commenced business in 2012.

Based on industry statistics, the Company estimates that, of the new U.S. public finance bonds sold with insurance in 2018, the Company insured approximately 56% of the par, while BAM insured approximately 44%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors. BAM sometimes prices its guarantees for such transactions at levels the Company does not believe produces an adequate rate of return and so does not match, but BAM's pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM's and MAC's larger capital base; AGM's ability to insure larger transactions and issuances in more diverse U.S. bond sectors; BAM's inability to date to generate profits and to increase its statutory capital meaningfully, its higher leverage ratios than those of AGM and MAC, and its unpaid debt obligations; and AGM's and MAC's strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from KBRA, AA from S&P and A2 from Moody's, and in the case of MAC, AA+ from KBRA and AA from S&P, compared with BAM's AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

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

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. The Company is subject to regulation under applicable statutes in the U.S., the U.K. and Bermuda.

United States

AGL has three operating insurance subsidiaries domiciled in the U.S., which the Company refers to collectively as the Assured Guaranty U.S. Insurance Subsidiaries.

•	AGM is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

•
MAC is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states and the District of Columbia. MAC only insures U.S. public finance debt obligations, focusing on investment grade bonds in select sectors of that market.

•	AGC is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia and Puerto Rico.
Insurance Holding Company Regulation

AGL and the Assured Guaranty U.S. Insurance Subsidiaries are subject to the insurance holding company laws of their respective jurisdictions of domicile, as well as other jurisdictions where these insurers are licensed to do insurance business. These laws generally require each of the Assured Guaranty U.S. Insurance Subsidiaries to register with its domestic state insurance department and annually to furnish financial and other information about the operations of companies within its holding company system. Generally, all transactions among companies in the holding company system to which any of the Assured Guaranty U.S. Insurance Subsidiaries is a party (including sales, loans, reinsurance agreements and service agreements) must be fair and, if material or of a specified category, such as reinsurance or service agreements, require prior notice and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

Change of Control

Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of the domestic insurer. Prior to granting approval of an application to acquire control of a domestic insurer, the state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the acquirer's plans for the management of the applicant's board of directors and executive officers, the acquirer's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving AGL that some or all of AGL's stockholders might consider to be desirable, including in particular unsolicited transactions.

State Insurance Regulation

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including licensing these companies to transact business, accreditation of reinsurers, determining whether assets are "admitted" and counted in statutory surplus, prohibiting unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends and, in certain instances, approving policy forms and related materials and approving premium rates. State insurance laws and regulations require the Assured Guaranty U.S. Insurance Subsidiaries to file financial statements with insurance departments everywhere they are licensed, authorized or accredited to conduct insurance business, and their operations are subject to examination by those departments at any time. The Assured Guaranty U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with Statutory Accounting Principles, or SAP, and procedures prescribed or permitted by these departments. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Market conduct examinations by regulators other than the domestic regulator are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners.

The New York State Department of Financial Services (the NYDFS), the regulatory authority of the domiciliary jurisdiction of AGM and MAC, and the Maryland Insurance Administration (the MIA), the regulatory authority of the domiciliary jurisdiction of AGC, each conducts a periodic examination of insurance companies domiciled in New York and Maryland, respectively, usually at five-year intervals. In 2017, the NYDFS and MIA in coordination commenced examinations, respectively, of AGM and MAC, and AGC, for the period covering the end of the last applicable examination period for each company through December 31, 2016. In 2018, the NYDFS and MIA completed their examinations. The NYDFS issued Reports on Examination of AGM for the five-year period ending December 31, 2016 and MAC for the period July 1, 2012 through December 31, 2016. The reports did not note any significant regulatory issues concerning those companies. The MIA issued an Examination Report with respect to AGC for the five year period ending December 31, 2016; no significant regulatory issues were noted in that report.

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

Maryland.    Another primary source of cash for the repurchases of shares and payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland's insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. A dividend or distribution to a stockholder in excess of this limitation would constitute an "extraordinary dividend," which must be paid out of "earned surplus" and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the Maryland Insurance Commissioner (the Maryland Commissioner) of the proposed payment within five business days following declaration and at least ten days before payment. The Maryland Commissioner may declare that such dividend not be paid if it finds that AGC's policyholders' surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. See Part II, Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Contingency Reserves

Under the New York Insurance Law, each of AGM and MAC must establish a contingency reserve to protect policyholders. New York Insurance Law determines the calculation of the contingency reserve and the period of time over which it must be established and, subsequently, can be released.

Likewise, in accordance with Maryland insurance law and regulations, AGC also maintains a statutory contingency reserve for the protection of policyholders. Maryland insurance law determines the calculation of the contingency reserve and the period of time over which it must be established, and subsequently, can be released.

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

From time to time, AGM and AGC have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations. In 2018, on the latter basis, AGM obtained the NYDFS's approval for a contingency reserve release of approximately $142 million and AGC obtained the MIA's approval for a contingency reserve release of approximately $11 million. In 2017, AGM obtained the NYDFS's approval for a contingency reserve release of approximately $246 million and AGC obtained the MIA's approval for a contingency reserve release of approximately $134 million. In addition, MAC also released approximately $45 million and $62 million of contingency reserves in 2018 and 2017, respectively, which consisted of the assumed contingency reserves maintained by MAC, as reinsurer of AGM, in respect of the same obligations that were the subject of AGM's $142 million and $246 million releases in 2018 and 2017, respectively.

Applicable Maryland and New York laws and regulations require regular, quarterly contributions to contingency reserves, but such laws and regulations permit the discontinuation of such quarterly contributions to an insurer's contingency reserves when such insurer's aggregate contingency reserves for a particular line of business (i.e., municipal or non-municipal) exceed the sum of the insurer's outstanding principal for each specified category of obligations within the particular line of business multiplied by the specified contingency reserve factor for each such category.  In accordance with such laws and regulations, and with the approval of the MIA and the NYDFS, respectively, AGC ceased making quarterly contributions to its contingency reserves for both municipal and non-municipal business and AGM ceased making quarterly contributions to its contingency reserves for non-municipal business, in each case beginning in the fourth quarter of 2014. Such cessations are expected to continue for as long as AGC and AGM satisfy the foregoing condition for their applicable line(s) of business.

Financial guaranty insurers are also required to maintain a loss and loss adjustment expense (LAE) reserve (on a case-by-case basis) and unearned premium reserve.

Single and Aggregate Risk Limits

The New York Insurance Law and the Code of Maryland Regulations establish single risk limits for financial guaranty insurers applicable to all obligations issued by a single entity and backed by a single revenue source. For example, under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves.

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

The New York Insurance Law and the Code of Maryland Regulations also establish aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2018, the aggregate net liability of each of AGM, MAC and AGC utilized approximately 22%, 22% and 10% of their respective policyholders' surplus and contingency reserves.

The New York Superintendent and the Maryland Commissioner each have broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In the Company's experience in New York, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

Group Regulation

In connection with AGL’s establishment of tax residence in the U.K., as discussed in greater detail under "Tax Matters" below, the NYDFS has been designated as group-wide supervisor for the Assured Guaranty group. Group-wide supervision by the NYDFS results in additional regulatory oversight over Assured Guaranty, particularly with respect to group-wide enterprise risk, and may subject Assured Guaranty to new regulatory requirements and constraints.

Investments

The Assured Guaranty U.S. Insurance Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Insurance Subsidiaries complied with such regulations as of December 31, 2018. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

Operations of the Company's Non-U.S. Insurance Subsidiaries

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, the business operations of the Company's reinsurance subsidiaries are affected by regulatory requirements in various U.S. states governing the ability of the ceding companies of the reinsurers to receive credit for the reinsurance on their financial statements. The Nonadmitted and Reinsurance Reform Act of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) streamlined the regulation of reinsurance by applying single state regulation for credit for reinsurance. Under the Nonadmitted and Reinsurance Reform Act, credit for reinsurance determinations are controlled by the ceding company’s state of domicile and non-domiciliary states are prohibited from applying their reinsurance laws extraterritorially. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company's state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), and loss and loss adjustment expense reserves ceded to the reinsurer. The great majority of states, however, also permit a credit on the statutory financial statements of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing collateral in the form of a letter of credit, trust fund or other acceptable security arrangement. Certain of those states permit such non-licensed/non-accredited reinsurers that meet certain specified requirements to apply for certified reinsurer status. If granted, such status allows the certified reinsurer to post less than 100% collateral (the exact percentage depends on the certifying state's view of the reinsurer's financial strength) and the applicable ceding company will still qualify, on the basis of such reduced collateral, for full credit for reinsurance on its statutory financial statements with respect to reinsurance contracts renewed or entered into with the certified reinsurer on or after the date the reinsurer becomes certified. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The Company's reinsurance subsidiaries AG Re and AGRO are not licensed, accredited or approved in any state and accordingly have established trusts to secure their reinsurance obligations. In 2017, AGRO obtained certified reinsurer status in Missouri, which allows AGRO to post 10% collateral in respect of any reinsurance assumed from Missouri-domiciled ceding companies on or after the date of AGRO’s certification.

U.S. Federal Regulation

The Company’s businesses are subject to direct and indirect regulation under U.S. federal law. In particular, the Company’s derivatives activities are directly and indirectly subject to a variety of regulatory requirements under the Dodd-Frank Act. Based on the size of its subsidiaries' remaining legacy derivatives portfolios, AGL does not believe any of its subsidiaries is required to register with the Commodity Futures Trading Commission as a “major swap participant” or with the Securities and Exchange Commission (SEC) as a "major securities-based swap participant." Certain of the Company's subsidiaries may be subject to Dodd-Frank Act requirements to post margin or to clear on a regulated execution facility future swap transactions or with respect to certain amendments to legacy swap transactions, if they enter into such transactions.

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

Each of AG Re and AGRO is required annually to file statutorily mandated financial statements and returns, audited by an auditor approved by the Authority (no approved auditor of an insurer may have an interest in that insurer, other than as an insured, and no officer, servant or agent of an insurer shall be eligible for appointment as an insurer's approved auditor), together with an annual loss reserve opinion of the loss reserve specialist, who is approved by the Authority, and in respect of AGRO, the required actuary's certificate with respect to the long-term business. When each of AG Re and AGRO files its statutory financial statements, it is also required to deliver to the Authority a declaration of compliance, declaring whether or not the insurer has, with respect to the preceding financial year, complied with all requirements of the minimum criteria applicable to it; complied with the minimum margin of solvency as at its financial year end; complied with the applicable enhanced capital requirements as at its financial year end; complied with the minimum liquidity ratio for general business as at its financial year end; and complied with applicable conditions, directions and restrictions imposed on, or approvals granted to the insurer. AG Re and AGRO are also required to file annual financial statements prepared in conformity with GAAP, which must be available to the public.

In addition, AG Re and AGRO are each required to file a capital and solvency return that includes its Bermuda Solvency Capital Requirement (BSCR) model (or an approved internal capital model in lieu thereof), a schedule of fixed income investments by BSCR rating, a schedule of funds held by ceding reinsurers in segregated accounts/trusts by BSCR rating, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of geographic diversification of net premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self-assessment, a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves, a schedule of eligible capital, a statutory economic balance sheet, the loss reserve specialist's opinion, a schedule of regulated non-insurance financial operating entities and a schedule of solvency. AGRO’s capital and solvency return must also include, among other details, a schedule of long-term premiums written by line of business, a schedule of long-term business data, a schedule of long-term variable annuity guarantees data and reconciliation, a schedule of long-term variable annuity guarantees - internal capital model and the approved actuary’s opinion.

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

Registered insurers are not permitted to take any steps to give effect to a material change listed above unless it has first served notice on the Authority that it intends to effect such material change and, before the end of 30 days, either the Authority has notified such company in writing that it has no objection to such change or that period has lapsed without the Authority having issued a notice of objection. A person who fails to give the required notice or who effects a material change, or allows such material change to be effected, before the prescribed period has elapsed or after having received a notice of objection is guilty of an offense.

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

The Companies Act also limits the declaration and payment of dividends and other distributions by Bermuda companies such as AGL and its Bermuda subsidiaries, which consist of AG Re, AGRO and Cedar Personnel Ltd. (Bermuda Subsidiaries). Such companies may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than its liabilities. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements, for more information, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

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

United Kingdom

The Company combined the operations of its European subsidiaries, AGE, AGUK, AGLN and CIFGE, in a transaction that was completed on November 7, 2018. Under the Combination, AGUK, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGE.

General

Each of AGE and Assured Guaranty Finance Overseas Ltd. (AGFOL) are subject to the U.K.'s Financial Services and Markets Act 2000 (FSMA), which covers financial services relating to deposits, insurance, investments and certain other financial products.

Under FSMA, effecting or carrying out contracts of insurance by way of business in the U.K. each constitutes a “regulated activity” requiring authorization by the appropriate regulator. An authorized insurance company must have permission for each class of insurance business it intends to write.
Insurance companies in the U.K. are authorized and regulated by the Prudential Regulation Authority (PRA) and the Financial Conduct Authority (FCA). The PRA and the FCA were established on April 1, 2013 and are the main regulatory authorities responsible for financial regulation in the U.K. These two regulatory bodies cover the following areas:

•	the PRA, a part of the Bank of England, is responsible for prudential regulation of certain classes of financial services firms (which includes insurance companies, among others), and

•	the FCA is responsible for the conduct of business regulation of all firms and the regulation of market conduct and the prudential regulation of all non-PRA firms.
While the two regulators coordinate and cooperate in some areas, they have separate and independent mandates and separate rule-making and enforcement powers. AGE is regulated by both the PRA and the FCA. AGFOL is regulated by the FCA.
The PRA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, the review of accountants' reports and insurers' annual reports and disclosures, visits to insurance companies and regular formal interviews. The PRA takes a risk-based approach to the supervision of insurance companies.
The primary source of rules relating to the prudential supervision of AGE is the Solvency II Directive (Directive 2009/138/EC) as amended (including by the Omnibus II Directive (Directive 2014/51/EU)) (together, Solvency II), which came into force and effect on January 1, 2016. The PRA remains the prudential regulator for U.K. insurers such as AGE, under Solvency II. Solvency II provides rules on capital adequacy, governance and risk management and regulatory reporting and public disclosure. It is intended to align capital requirements with the risk profile of each EEA insurance company and to ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. AGE has calculated its minimum required capital according to the Solvency II criteria and is in compliance.

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
The key European Union (EU) legislation that is relevant to AGFOL is the Markets in Financial Instruments Directive (Directive 2014/65/EU)(MiFID II), which harmonizes the regulatory regime for investment services and activities across the EEA and the Insurance Distribution Directive (Directive EU/2016/97)(which came into force on October 1, 2018). AGFOL’s MiFID II activities are limited to receiving and transmitting orders and giving investment advice and it cannot hold client money. Accordingly, although it is subject to MiFID II, AGFOL is exempt from the Capital Requirements Directive and Capital Requirements Regulations, which are the EU regulations on capital for certain MiFID firms. AGFOL has therefore calculated its minimum required capital according to the FCA’s rules for non-Capital Requirements Directive firms, and is in compliance.

Currently, the regulatory regime in the U.K. must be consistent with relevant EU legislation, which is either directly applicable in, or must be implemented into national law by, all EU member states. The key EU legislation that is relevant to AGE is Solvency II, which provides the framework for the solvency and supervisory regime for insurers in the EEA. The key EU legislation that is relevant to AGFOL is MiFID II.
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
In 2010 it was agreed between management and AGE's then regulator, the Financial Services Authority (now the PRA), that new business written by AGE would be guaranteed using a co-insurance structure pursuant to which AGE would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE's financial guaranty for each transaction covers a proportionate share (currently fixed from 2019 at 15%) of the total exposure, and AGM or AGC, as the case may be, guarantees the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC, as the case may be, will also provide a second-to-pay guaranty to cover AGE's financial guaranty.
AGE also is the principal of Assured Guaranty Credit Protection Ltd. (AGCPL). AGCPL is not PRA or FCA authorized, but is an appointed representative of AGE. This means AGCPL can carry on insurance mediation activities without a license, because AGE has regulatory responsibility for it.
AGCPL is subject to the requirements of Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on over the counter (OTC) derivatives, central counterparties and trade repositories (EMIR) which, as a European regulation, is directly applicable in all the member states of the EU. AGCPL is the only European entity within the AGL group which has entered into derivative contracts and as such it is the only entity in the group which is directly subject to EMIR. AGCPL has notified the European Securities and Markets Authority and the FCA of its status under EMIR as a non-financial counterparty which has exceeded the clearing threshold (an NFC+) as described in Article 10 of EMIR. AGCPL is subject to certain requirements under EMIR with respect to its portfolio of derivative contracts including: (i) the requirement to centrally clear standardized OTC derivatives (although AGCPL does not currently enter into such derivatives, and so this requirement is not currently relevant); (ii) an obligation to employ certain risk mitigation techniques relating to derivatives that cannot be centrally cleared; and (iii) a requirement to report derivative transactions to a trade repository.  The Company is aware that circumstances exist in which EMIR may apply directly to non-European entities when transacting derivatives, but has determined that these circumstances do not apply to the non-European entities in AGL’s group.
AGFOL, a subsidiary of AGL, is authorized by the FCA to carry out designated investment business activities (including insurance distribution) in that it may “advise on investments (except on pension transfers and pension opt outs)” relating to most investment instruments. In addition, it may arrange or bring about transactions in investments and make “arrangements with a view to transactions in investments.” In all cases, it may deal only with clients who are eligible counterparties or professional customers (i.e., not retail clients), or, when arranging in relation to non-investment insurance contracts, commercial customers. AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers. AGFOL's permissions also allow it to introduce business to AGC and AGM, so that AGFOL can arrange financial guaranties underwritten by AGC and AGM.
Solvency II and Solvency Requirements
In the U.K., Solvency II has been transposed into national law through changes to existing provisions in the FCA and the PRA’s respective handbooks and rulebook and through amendments to primary legislation. The Solvency II “Delegated Acts,” which set out more detailed rules underlying Solvency II have direct effect in all EEA member states, including the U.K. Among other things, Solvency II introduced a revised risk-based prudential regime which includes the following "Pillar 1" regulatory capital rules:

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
AGE has agreed with the PRA that it will use the "Standard Formula" prescribed by Solvency II for calculation of its capital requirements.
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

“Pillar 3” reporting and disclosure requirements also exist, including a requirement to prepare a public Solvency and Financial Condition Report and a private Regular Supervisory Report. For more information on reporting requirements and the ORSA, see “Reporting Requirements” below.
Solvency II contains a regime for the supervision of groups, including groups in which the parent undertaking has its head office in a country that is outside the EEA. The treatment of such groups in part depends on whether the jurisdiction in which the non-EEA parent has its head office is determined to have a supervisory regime which is equivalent to the Solvency II regime. In the absence of such a determination, the Solvency II rules on supervision apply to the group on a worldwide basis, unless the PRA elects to apply “other methods” which ensure appropriate supervision. AGE is a direct subsidiary of a U.S. parent company.
The PRA has issued a Direction to AGE which confirms the “other methods” that the PRA will apply to ensure appropriate supervision. These include, among other things, requirements for AGE to provide the PRA with certain information, in relation to the group's risk management, risk exposures and solvency assessment. The Direction applies from November 12, 2018 until October 1, 2020, unless it is revoked earlier or no longer applicable.
Restrictions on Dividend Payments
U.K. company law prohibits each of AGE and AGFOL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA's capital requirements may in practice act as a restriction on dividends for AGE.
Reporting Requirements
U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, starting January 1, 2016, the reporting requirements for U.K. insurance companies were modified by Solvency II. AGE is required to produce certain key reports including an annual Solvency and Financial Condition Report, Regular Supervisory Report and an ORSA, the latter as part of the so-called “Pillar 2” individual capital assessment requirements.
The PRA will review each firm’s ORSA and then consider whether in its view the firm needs to hold capital in excess of its Pillar 1 capital (see “Solvency II and Solvency Requirements” above) and, if so, may impose a “capital add-on.” The prescribed information to be contained in the ORSA, as well as the frequency with which the assessment must be carried out, is subject to guidance issued by the European Insurance and Occupational Pensions Authority in September 2015 and supervisory statements issued by the PRA. The PRA has advised AGE that it is not imposing a capital add-on at this time. The PRA may determine to impose a capital add-on in relation to AGE in the future.
Supervision of Management
AGE is subject to the rules contained in the Senior Managers and Certification Regime. This requires that individuals undertaking particular roles need to be registered with the PRA as undertaking a “Senior Management Function”. This broadly includes individuals undertaking the executive functions and the oversight functions of each entity. There are also FCA senior management functions and individuals who are performing roles which fall within one of the FCA senior management functions need to be approved by the FCA.
In respect of AGFOL, individuals who perform one or more “controlled functions” such as significant influence functions (which includes all board members and other senior managers) or the customer function within authorized firms must be approved by the FCA to carry out that function. Individuals performing these functions are currently “Approved Persons” for the purpose of Part V of FSMA and staff performing these specified “controlled functions” within an authorized firm must be approved by the FCA. From December 9, 2019, the Senior Managers and Certification Regime will be extended to almost all financial services firms and this will replace the current "Approved Persons" regime.
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
“Passporting”
EU directives currently allow AGE and AGFOL to conduct business in EU states other than the U.K. where they are authorized by the PRA or FCA under a single market directive. This right extends to the EEA. A firm taking advantage of a right under a single market directive to conduct business in another EEA state can rely on its "home state" authorization. This ability to operate in other jurisdictions of the EEA on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Each of AGE and AGFOL is passported to conduct business in EEA states other than the U.K. Passporting is not applicable to firms not authorized in the EEA, such as AGM and AGC. Accordingly, the co-insurance model described above cannot be “passported” throughout the EEA. Instead, it is a question of local law in each EEA member state as to whether AGM's or AGC’s participation in a co-insurance structure, protecting insureds or risks located in that jurisdiction, would amount to the conduct of insurance business in that jurisdiction. (See also “U.K. referendum vote to leave the EU” below.)
Fees and Levies
Each of AGE and AGFOL is subject to regulatory fees and levies based on its gross premium income and gross technical liabilities. These fees are collected by the FCA (though they relate to regulation by both the PRA and the FCA). The PRA also requires authorized firms, including authorized insurers, to participate in an investors' protection fund, known as the Financial Services Compensation Scheme. The Financial Services Compensation Scheme was established to compensate consumers of financial services firms, including the buyers of insurance, against failures in the financial services industry. Eligible claimants (identified in the Policyholder Protection section of the PRA Rulebook) may be compensated by the Financial Services Compensation Scheme when an authorized insurer is unable, or likely to be unable, to satisfy policyholder claims. General insurance in class 14 (credit) is not protected by the Financial Services Compensation Scheme, nor is reinsurance in any class; however, other direct insurance classes written by AGE are covered (namely, classes 15 (suretyship) and 16 (miscellaneous financial loss)).

Material Contracts

AGM provides support to AGE through a quota share and excess of loss reinsurance agreement (the AGM Reinsurance Agreement) and a net worth maintenance agreement (the AGE Net Worth Agreement).

The versions of such agreements currently in force became effective on November 7, 2018 upon completion of the Combination. These new agreements clarified the application of the prior agreements to AGE upon the Combination. They also incorporated changes to certain terms of the prior agreements requested by the PRA during its review of the Combination, including a change to the amount of collateral that AGM is obligated to post to secure its reinsurance of AGE. Except for such changes, the new agreements do not materially alter the terms or coverage of the prior agreements.

The AGM Reinsurance Agreement - Quota Share Reinsurance: Under the quota share cover of the prior AGM Reinsurance Agreement AGM reinsured between approximately 95% - 99% of AGE's retention of each AGE financial guaranty insurance policy after cessions to other reinsurers. Such range of proportionate reinsurance by AGM was the result of a formula in the prior AGM Reinsurance Agreement that fixed AGM’s reinsurance of AGE policies issued during a particular calendar year based upon the respective prior year-end capitalization of AGE and AGM.

The AGE policies reinsured pursuant to the prior AGM Reinsurance Agreement were limited to ones issued in 2011 and prior years because:

(a) AGE and AGM in 2011 implemented a co-guarantee structure pursuant to which (i) AGE, rather than guaranteeing directly all of the obligations issued in a particular transaction, directly guarantees, instead, only the portion of the guaranteed obligations in an amount equal to what would have been AGE's pro rata retention percentage under the quota share cover of the prior AGM Reinsurance Agreement, (ii) AGM directly guarantees the balance of the guaranteed obligations, and (iii) AGM also provides a second-to-pay guarantee for AGE's portion of the guaranteed obligations; and

(b) the prior AGM Reinsurance Agreement excluded AGE’s insured portion of the co-guaranteed obligations from reinsurance by AGM, and all AGE business since 2011 has consisted of transactions insured pursuant to such co-guarantee structure.

The new AGM Reinsurance Agreement maintains in place AGM’s proportionate reinsurance of all AGE policies covered under the prior AGM Reinsurance Agreement. The new agreement provides, however, that to the extent AGE issues a future qualifying policy without utilizing the co-guarantee structure described above, AGM will reinsure a fixed 85% share of AGE’s gross liabilities under such policy, rather than a percentage share based on AGE’s and AGM’s respective prior year-end capitalization. Similarly, the percentages of a future transaction’s obligations that AGE and AGM co-guarantee will be split 15% by AGE and 85% by AGM, so that AGM”s co-guaranteed portion continues to mirror the percentage of quota share reinsurance AGM otherwise would provide for the transaction under the new AGM Reinsurance Agreement.

The AGM Reinsurance Agreement - Excess of Loss Reinsurance: Under the excess of loss cover of the prior AGM Reinsurance Agreement, AGM was obligated to pay AGE quarterly the amount, if any, by which (i) the sum of (a) AGE’s incurred losses calculated in accordance with U.K. GAAP as reported by AGE in its financial returns filed with the PRA and (b) AGE’s paid losses and LAE, in both cases net of all other performing reinsurance, including the reinsurance provided by the Company under the quota share cover of the AGM Reinsurance Agreement, exceeded (ii) an amount equal to (a) AGE’s capital resources under U.K. law minus (b) 110% of the greatest of the amounts as might be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K. The new AGM Reinsurance Agreement provides this same form of excess of loss reinsurance; it simply clarifies that such reinsurance covers the legacy portfolios transferred to AGE by AGUK, AGLN and CIFGE in addition to the legacy AGE policies reinsured under the prior AGM Reinsurance Agreement.

Other Provisions of the AGM Reinsurance Agreement: Under the new AGM Reinsurance Agreement, AGM’s required collateral is 102% of the sum of AGM’s assumed share of the following for all AGE policies for which AGM provides proportionate reinsurance: (a) AGE’s unearned premium reserve (net of AGE’s reinsurance premium payable to AGM); (b) AGE’s provisions for unpaid losses and allocated loss adjustment expenses (net of any salvage recoverable), and (c) any unexpired risk provisions of AGE, in each case (a) - (c) as calculated by AGE in accordance with U.K. GAAP. This new, post-Combination collateral measure is in contrast to (i) AGM’s collateral measure prevailing from December 2014 through 2015, which was based, in part, upon the losses expected to be borne by AGM (and two other affiliated reinsurers of AGE, AG Re and AGRO) at the 99.5% confidence interval under the PRA’s FG Benchmark Model; and (ii) AGM’s collateral measure prevailing from 2016 up to the time of the Combination, which was based on the same losses calculated under AGE’s internal capital requirement model instead of the FG Benchmark Model. As a result of this new collateral measure, AGM’s total collateral required for AGE increased by approximately $52 million upon the Combination. AGM funded such increase promptly following the Combination.

The quota share and excess loss covers under the prior AGM Reinsurance Agreement excluded transactions guaranteed by AGE on or after July 1, 2009 that were not municipal, utility, project finance or infrastructure risks or similar types of risks. The new AGM Reinsurance Agreement retains the same exclusion. The old AGM Reinsurance Agreement also permitted AGE to terminate the agreement upon the following events: a downgrade of AGM’s ratings by Moody’s below Aa3 or by S&P below AA- if AGM fails to restore its rating(s) to the required level within a prescribed period of time; AGM's insolvency; failure by AGM to maintain the minimum capital required by its domiciliary jurisdiction; or AGM filing a petition in bankruptcy, going into liquidation or rehabilitation or having a receiver appointed. The new AGM Reinsurance Agreement preserves these same termination rights by AGE, and also adds an additional termination right enabling AGE to terminate the agreement should AGM fail to maintain its required collateral.

The AGE Net Worth Agreement: Pursuant to the prior AGE Net Worth Agreement, AGM was obligated to cause AGE to maintain capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition for AGE to maintain its authorization to carry on a financial guarantee business in the U.K., provided that AGM's contributions (a) did not exceed 35% of AGM's policyholders' surplus on an accumulated basis as determined by the laws of the State of New York, and (b) were in compliance with Section 1505 of the New York Insurance Law. AGM’s obligation remains the same under the new AGE Net Worth Agreement, which simply clarifies that it applies to AGE’s expanded insurance and investment portfolios resulting from the Combination. AGM has never been required to make a contribution to AGE's capital under any version of the AGE Net Worth Agreement - either the current agreement or any prior net worth maintenance agreements. The new AGE Net Worth Agreement also permits AGE to terminate such agreement without also triggering an automatic termination of the AGM Reinsurance Agreement (as would have occurred under the prior AGE Net Worth Agreement).

The NYDFS approved each of the changes described above to the AGM Reinsurance Agreement and AGE Net Worth Maintenance Agreement.

AGC’s Support Agreements in Respect of AGUK: Prior to the Combination, the Company's affiliate, AGC, provided support to AGUK through a Further Amended and Restated quota share reinsurance agreement (the AGC Quota Share Agreement), a Further Amended and Restated excess of loss reinsurance agreement (the AGC XOL Agreement), and a Further Amended and Restated net worth maintenance agreement (the AGUK Net Worth Agreement). The latter two agreements were terminated effective upon the Combination because AGUK’s legacy policies became part of AGE’s portfolio upon the Combination and, therefore, are now covered by the excess of loss portion of the new AGM Reinsurance Agreement and the new AGE Net Worth Maintenance Agreement, as described above. The AGC Quota Share Agreement, pursuant to which AGC provided 90% quota share reinsurance of AGUK’s legacy policies, was also terminated upon the Combination, but it was replaced with a new quota share reinsurance agreement between AGE and AGC (the New AGC Reinsurance Agreement). This new agreement preserves AGC’s 90% quota share reinsurance of the legacy AGUK policies that are now part of AGE’s portfolio, but it has no application to new business written by AGE following the Combination. The new AGC Reinsurance Agreement also imposes a new collateral requirement on AGC that is the same as AGM’s collateral requirement under the new AGM Reinsurance Agreement, as described above, except that AGC continues also to post as collateral its share of two AGE-guaranteed (formerly, pre-Combination, AGUK-guaranteed) triple-X insurance bonds that have been purchased by AGC for loss mitigation (as AGC had similarly done under the prior AGC Quota Share Agreement).

The MIA approved the termination of the prior AGC XOL Agreement, AGUK Net Worth Agreement and the AGC Quota Share Agreement and the replacement of the latter with the new AGC Reinsurance Agreement.

AGC’s Letter of Support in Respect of CIFGE: AGC was a party to a letter of support dated December 6, 2001 issued to CIFGE.  Pursuant to such letter of support, AGC agreed to maintain CIFGE’s statutory capital and surplus to policyholders under French law and regulation in an amount not less than €20 million for so long as CIFGE carried on business. No capital contributions were made to CIFGE by AGC pursuant to this letter of support from the time AGC succeeded CIFGNA as the parent of CIFGE in July 2016 up to the Combination on November 7, 2018. The letter of support was terminated, with the MIA’s approval, effective upon the Combination since the legacy CIFGE policies are now part of AGE and, therefore, are covered by the excess of loss portion of the new AGM Reinsurance Agreement and the new AGE Net Worth Agreement.

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

As part of the negotiations, the U.K. is seeking a transition period during which it will have ceased to be a member state of the EU, but will continue to have rights and obligations under EU law, other than the right to participate formally in the EU decision making process. The EU published a paper setting out its terms for a transition period on January 29, 2018, one of which was that the transition period should not last beyond December 31, 2020. The transition period will be dependent upon the U.K. and EU agreeing to the terms of a withdrawal agreement, which has been largely completed, but has not yet been approved by the U.K. Parliament.

Failing the entry into effect of the withdrawal agreement or an agreed extension to the planned U.K. departure date, the U.K. will leave the EU on March 29, 2019 with no agreement on the terms of its departure (a No-Deal Brexit), leaving considerable uncertainty as to the ongoing relationship and a likely negative impact on all parties. Given the lack of clarity on the ultimate post-Brexit relationship between the U.K. and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its operations, both inside and outside the U.K.

A further question arising from Brexit is whether U.K. authorized financial services firms such as AGE will continue to enjoy passporting rights to the other 27 EEA states after Brexit. This question will be particularly acute in the event of a No-Deal Brexit, because the loss of passporting could occur as early as March 29, 2019, rather than December 31, 2020, the end of the transition period under the withdrawal agreement. As a consequence, Assured Guaranty is establishing a new subsidiary in Paris, France, in order to continue with the ability to write new business, and to service existing business, in those other EEA states. That new subsidiary is unlikely to be fully licensed prior to a No-Deal Brexit, should that occur. While the Company believes that, in the event of a No-Deal Brexit or in the absence of applicable transition rules, those other EEA states outside the U.K. will permit the Company to continue to service existing business in their states, there can be no assurance that this will occur, nor can the Company fully determine the impact on its business and operations if it does not occur.

Until the U.K. leaves the EU, EU legislation will remain in force and the role of EU institutions will be unchanged. On withdrawal of the U.K. from the EU, in the absence of any agreement to the contrary, all treaty obligations would lapse, directives, directly effective decisions and regulations (as well as rulings of the Court of Justice of the EU) would cease to apply and the competencies of EU institutions would fall away. The EU's paper on the transition arrangements published on January 29, 2018 envisages EU legislation continuing to apply to the U.K. throughout the transition period.

The U.K. Government has proposed legislation to bring all aspects of European law to the extent possible into U.K. law prior to the U.K. exiting the EU. It seems most likely, given the relatively short timeframe available, that initially Solvency II will be brought into U.K. law in substantially its current form. Retaining Solvency II in substantially its current form would also make it easier for the U.K. to obtain a ruling of “equivalence” from the European Commission under Solvency II, which would accord insurers certain advantages when it comes to the Solvency II rules on reinsurance, the calculation of group capital and group supervision.

The Treasury Select Committee of the House of Commons has conducted a review of Solvency II against the backdrop of Brexit, taking into account certain features which are regarded as unsuitable by the U.K. industry. The results of the Treasury Select Committee’s work have been responded to by the PRA and may feed in to future discussions about potential changes to U.K. insurance regulation.

Any changes to U.K. insurance regulation following Brexit could reduce the chances of the U.K. obtaining (or subsequently preserving) a ruling of equivalence.

See the Risk Factor captioned "Brexit may adversely impact exposures insured by the Company and may also impact the Company through currency exchange rates" under Risks Related to the Financial, Credit and Financial Guaranty Markets and Risk Factor captioned "Changes in applicable laws and regulations resulting from Brexit may adversely effect the Company" under Risks Related to GAAP and Applicable Law, in Item 1A, Risk Factors.

Tax Matters

United States Tax Reform

Recent tax reform commonly referred to as the 2017 Tax Cuts and Jobs Act (Tax Act) was passed by the U.S. Congress and was signed into law on December 22, 2017. The Tax Act lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and requires a one-time tax on a deemed repatriation of untaxed earnings of non-U.S. subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the Tax Act also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the Tax Act included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and United States persons investing in such companies. For example, the Tax Act includes a base erosion anti-avoidance tax (BEAT) that could make affiliate reinsurance between United States and non-U.S. members of the Company's group economically unfeasible. In addition, the Tax Act introduced a current tax on global intangible low taxed income that may result in an increase in U.S. corporate income tax imposed on the Company's U.S. group members with respect to earnings of their non-U.S. subsidiaries. As discussed in more detail below, the Tax Act also revised the rules applicable to passive foreign investment companies (PFICs) and controlled foreign corporations (CFCs). Although the Company is currently unable to predict the ultimate impact of the Tax Act on its business, shareholders and results of operations, it is possible that the Tax Act may increase the U.S. federal income tax liability of U.S. members of the group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (RPII) are subject to change, possibly on a retroactive basis. Currently there are only proposed regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation and Note 12, Income Taxes.

Taxation of AGL and Subsidiaries

Bermuda

Under current Bermuda law, there is no Bermuda income, corporate or profits tax or withholding tax, capital gains tax or capital transfer tax payable by AGL or its Bermuda Subsidiaries. AGL, AG Re and AGRO have each obtained from the Minister of Finance under the Exempted Undertakings Tax Protection Act 1966, as amended, an assurance that, in the event that Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance, then the imposition of any such tax shall not be applicable to AGL, AG Re or AGRO or to any of their operations or their shares, debentures or other obligations, until March 31, 2035. This assurance is subject to the provision that it is not to be construed so as to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda, or to prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to any land leased to AGL, AG Re or AGRO. AGL, AG Re and AGRO each pays annual Bermuda government fees, and AG Re and AGRO pay annual insurance license fees. In addition, all entities employing individuals in Bermuda are required to pay a payroll tax and there are other sundry taxes payable, directly or indirectly, to the Bermuda government.

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

The dividends AGL receives from its direct subsidiaries should be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The non-U.K. resident subsidiaries intend to operate in such a manner that their profits are outside the scope of the charge under the "controlled foreign companies" regime. Accordingly, Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be attributed to AGL and taxed in the U.K. under the CFC regime and has obtained clearance from HMRC confirming this on the basis of current facts and intentions.

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

Classification of AGL or its Non-U.S. Subsidiaries as a CFC.   Each 10% U.S. Shareholder (as defined below) of a non-U.S. corporation that is a CFC at any time during a taxable year that owns, directly or indirectly through non-U.S. entities, shares in the non-U.S. corporation on the last day of the non-U.S. corporation's taxable year on which it is a CFC, must include in its gross income, for U.S. federal income tax purposes, its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a non-U.S. insurance corporation typically includes non-U.S. personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., constructively)) more than 50% of the total combined voting power of all classes of voting stock of such non-U.S. corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A "10% U.S. Shareholder" is a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively) at least 10% of the total combined voting power or value of all classes of stock of the non-U.S. corporation. The Tax Act expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in the Company's organizational documents that cut back voting power to potentially avoid 10% U.S. Shareholder status will no longer mitigate the risk of 10% U.S. Shareholder status. AGL believes that because of the dispersion of AGL's share ownership, no U.S. Person who owns shares of AGL directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively), 10% or more of the total voting power or value of all classes of shares of AGL or any of its non-U.S. subsidiaries. However, AGL’s shares may not be as widely dispersed as the Company believes due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S. Person who owns the Company's shares will not be characterized as a 10% U.S. Shareholder. In addition, the direct and indirect subsidiaries of Assured Guaranty US Holdings Inc. (AGUS) are characterized as CFCs and any subpart F income generated will be included in the gross income of the applicable domestic subsidiaries in the AGL group.

The RPII CFC Provisions.    The following discussion generally is applicable only if the RPII of AG Re or any other non-U.S. insurance subsidiary that either (i) has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. federal tax purposes or (ii) is not a CFC owned directly or indirectly by AGUS (each a "Foreign Insurance Subsidiary" or collectively, with AG Re, the "Foreign Insurance Subsidiaries") determined on a gross basis, is 20% or more of the Foreign Insurance Subsidiary's gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which the Foreign Insurance Subsidiary's gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although the Company cannot be certain, it believes that each Foreign Insurance Subsidiary has been, in prior years of operations, and will be, for the foreseeable future, either below the 20% threshold or in compliance with the requirements of 20% Ownership Exception for each tax year.

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

Dispositions of AGL's Shares.    Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these shares exceeds one year, any gain will be subject to tax at a current maximum marginal tax rate of 20% for individuals and 21% for corporations. Moreover, gain, if any, generally will be a U.S. source gain and generally will constitute "passive income" for foreign tax credit limitation purposes.

Code section 1248 provides that if a U.S. Person sells or exchanges stock in a non-U.S. corporation and such person owned, directly, indirectly through non-U.S. entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). The Company believes that because of the dispersion of AGL's share ownership, no U.S. shareholder of AGL should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power or value of AGL; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of AGL's shares. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, AGL will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Ownership Exception or 20% Gross Income Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of AGL's shares because AGL will not be directly engaged in the insurance business. The Company cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisors regarding the effects of these rules on a disposition of common shares.

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

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 103,026,253 common shares were issued and outstanding as of February 26, 2019. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "—Acquisition of Common Shares by AGL" below.

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

Employees

As of December 31, 2018, the Company had 312 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

Available Information

The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company's Corporate Governance Guidelines, its Code of Conduct, AGL's Bye-Laws and the charters for its Board committees. In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability as well as changes in law or industry practices (such as the potential discontinuance of the publication of the London Interbank Offered Rate (LIBOR)) over the long duration of most contracts. If the Company's actual losses exceed its current estimate, this may result in adverse effects on the Company's financial condition, results of operations, liquidity, business prospects, financial strength ratings and ability to raise additional capital.

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

Certain sectors and large risks within the Company's insured portfolio have experienced credit deterioration in excess of the Company’s initial expectations, which has led or may lead to losses in excess of the Company’s initial expectations.  The Company's expected loss models take into account current and expected future trends, which contemplate the impact of current and probable developments in the performance of the exposure.  These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information.  Because such information changes over time, sometimes materially, the Company’s projection of losses may also change materially. Much of the recent development in the Company's loss projections relate to the Company's insured Puerto Rico exposures. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations as of December 31, 2018 and December 31, 2017 aggregating to $4.8 billion and $5.0 billion, respectively, all of which was rated BIG under the Company’s rating methodology. For a discussion of the Company's Puerto Rico risks, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

Risks Related to the Financial, Credit and Financial Guaranty Markets

Claim payments on obligations of the Commonwealth of Puerto Rico and its related authorities and public corporations insured by the Company in excess of those expected by the Company could have a negative effect on the Company's liquidity and results of operations.

The Company has an aggregate $4.8 billion net par exposure as of December 31, 2018 to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations, and claim payments on such insured exposures in excess of those expected by the Company could have a negative effect on the Company's liquidity and results of operations. Most of the Puerto Rican entities with obligations insured by the Company have defaulted on their debt service payments, and the Company has paid claims on them.

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

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. Any adverse decisions in litigation relating to Puerto Rico may impact both the Company's exposure in Puerto Rico as well as the strength of its legal protections in other exposures. For example, on January 30, 2018, the Federal District Court in Puerto Rico held, in an action initiated by the Company relating to the Puerto Rico Highways and Transportation Authority (PRHTA), among other things, that (i) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (ii) actions to enforce liens on pledged special revenues remain stayed. A hearing on AGM and AGC’s appeal of the trial court’s decision to the United States Court of Appeals for the First Circuit (“First Circuit”) was held on November 5, 2018.

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

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' risk appetite. While higher than in 2016, when the benchmark AAA 30-year MMD index was at times below 2%, the average for that rate was 3.05% in 2018, still low by historical standards. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. Issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, this results in decreased demand or premiums obtainable for financial guaranty insurance, and a resulting reduction in the Company's results of operations. The continued persistence of low interest rate levels and or low credit spreads by historical standards could continue to dampen demand for financial guaranty insurance.

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

The Company's reporting currency is the U.S. dollar. The functional currencies of AGL's primary insurance and reinsurance subsidiaries are the U.S. dollar. The Company's non-U.S. subsidiaries maintain both assets and liabilities in currencies different from their functional currency, which exposes the Company to changes in currency exchange rates. In addition, assets of non-U.S. subsidiaries are primarily invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

The principal currencies creating foreign exchange risk are the British pound sterling and the European Union euro. The Company's purchase of MBIA UK in 2017 increased its exposure to the British pound sterling. The Company cannot accurately predict the nature or extent of future exchange rate variability between these currencies or relative to the U.S. dollar. Foreign exchange rates are sensitive to factors beyond the Company's control. The pending separation of the U.K. from the EU may increase currency fluctuations in the next several years. See “Risks Related to the Financial, Credit and Financial Guaranty Markets - Brexit may adversely impact exposures insured by the Company and may also adversely impact the Company through currency exchange rates.”

The Company does not engage in active management, or hedging, of its foreign exchange rate risk. Therefore, fluctuation in exchange rates between the U.S. dollar and the British pound sterling or the European Union euro could adversely impact the Company's financial position, results of operations and cash flows. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Sensitivity of Investment Portfolio to Foreign Exchange Risk and Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Sensitivity of Premiums Receivable to Foreign Exchange Risk.

The Company may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. While regulators have suggested substitute rates, including the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR, if it occurs, will be contract-specific. Issuers of obligations the Company insures have obligations, assets and hedges that reference LIBOR, and some of the obligations the Company insures reference LIBOR. Some of the debt issued by the Company, as well as committed capital securities from which it benefits, also pay interest tied to LIBOR. See Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Long-Term Debt and Credit Facilities. The Company cannot at this time predict the impact of the discontinuance of LIBOR, if it occurs, on every obligor and obligation the Company enhances.

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

The Company's operating results are affected, in part, by the performance of its investment portfolio which primarily consists of fixed-income securities and short-term investments. As of December 31, 2018, fixed-maturity securities and short-term investments had a fair value of approximately $10.8 billion. Credit losses and changes in interest rates could have an adverse effect on the Company's shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the fixed-rate investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity as other comprehensive income (OCI). Accordingly, interest rate increases could reduce the Company's shareholders' equity.

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

Brexit may adversely impact exposures insured by the Company and may also adversely impact the Company through currency exchange rates.

As described above in Part 1, Item 1, Business, Regulation, on June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the EU, known as “Brexit”. The U.K. government served notice to the European Council on March 29, 2017 of its desire to withdraw in accordance with Article 50 of the Treaty on European Union, and there has been no approval by the U.K. parliament of any withdrawal agreement between the EU and the U.K. Failing such approval or the implementation of an agreed extension to the U.K.'s planned departure date, the it is currently expected that the U.K. will leave the EU on March 29, 2019 under a No-Deal Brexit, leaving considerable uncertainty as to the ongoing terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU, and a likely negative impact on all parties. Any resulting political, social and economic uncertainty and changes arising from Brexit, including a No-Deal Brexit if it occurs, may have a negative impact on the economies of the U.K. as well as non-U.K. EU and EEA countries, which may increase the probability of losses on obligations insured by the Company that are exposed to risks in the U.K. and non-U.K. EU and EEA countries. Given the lack of clarity on the ultimate post-Brexit relationship between the U.K. and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its operations, both inside and outside the U.K.

Brexit, especially a No-Deal Brexit if it occurs, may also impact currency exchange rates. The Company reports its accounts in U.S. dollars, while some of its income, expenses and assets are denominated in other currencies, primarily the pound sterling and the euro. For example, from December 31, 2015 to December 31, 2016, which period encompasses the Brexit vote, the value of pound sterling dropped from £0.68 per dollar to £0.81 per dollar, while the euro dropped from €0.83 per dollar to €0.95 per dollar. For the year ended 2016, the Company recognized losses of approximately $21 million in the consolidated statement of operations, net of tax, and approximately $32 million in OCI, net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. Currency exchange rates may also move materially as the terms of Brexit become known.

See also "Changes in applicable laws and regulations resulting from Brexit may adversely affect the Company" under Risks Related to GAAP and Applicable Law.

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

In addition, because the Company insures or reinsures municipal bonds, it may have significant exposures to single municipal risks; see Part II, Item 7, Management's Discussion and Analysis, Insured Portfolio, for a list of the Company's largest ten municipal risks by revenue source. While the Company's risk of a complete loss, where it would have to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower for municipal bonds, most of which are backed by tax or other revenues, than for corporate bonds, there can be no assurance that a single default by a municipality would not have a material adverse effect on the Company's results of operations or financial condition.

The Company's ultimate exposure to a single risk may exceed its underwriting guidelines (caused by, for example, acquisitions, reassumptions, or amortization of the portfolio faster than the single risk), and an event with respect to a single risk may cause a significant loss. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single risks in its various lines of business and establishing underwriting criteria to manage risk aggregations. It has also in the past obtained third party reinsurance for such exposure. The Company may insure and has insured individual public finance and asset-backed risks well in excess of $1 billion. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies.

The Company is exposed to correlation risk across the various assets the Company insures. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs for idiosyncratic reasons or as a result of issues in a single asset class (so impacting only transactions in that sector). During a broad economic downturn, a wider range of the Company's insurance portfolio could be exposed to stress at the same time. This stress may manifest itself in ratings downgrades, which may require more capital, or in actual losses, or both. In addition, while the Company's portfolio has experienced many catastrophic events in the past without material loss, unexpected catastrophic events may have a material adverse effect upon the Company's insured portfolio and/or its investment portfolios. For example, Hurricane Maria negatively impacted the Company’s exposure to Puerto Rico and its related authorities and public corporations. See “Risks Related to the Financial, Credit and Financial Guaranty Markets - Claim payments on obligations of the Commonwealth of Puerto Rico insured by the Company in excess of those expected by the Company could have a negative effect on the Company's liquidity and results of operations.”

Some of the Company's direct financial guaranty products may be riskier than traditional financial guaranty insurance.

As of December 31, 2018 and 2017, 2% of the Company's financial guaranty direct exposures were originally executed as credit derivatives. Traditional financial guaranty insurance provides an unconditional and irrevocable guaranty that protects the holder of a municipal finance or structured finance obligation against non-payment of principal and interest, while credit derivatives provide protection from the occurrence of specified credit events, including non-payment of principal and interest. In general, the Company structures credit derivative transactions such that circumstances giving rise to its obligation to make payments are similar to those for financial guaranty policies and generally occur when issuers fail to make payments on the underlying reference obligations. The tenor of credit derivatives exposures, like exposure under financial guaranty insurance policies, is also generally for as long as the reference obligation remains outstanding.

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

                From time to time the Company evaluates financial guaranty portfolio and company acquisition opportunities and conducts diligence activities with respect to transactions with other financial guarantors and financial services companies. For example, during 2015 the Company acquired Radian Asset and in 2016 the Company acquired CIFGNA, and in each case merged it with and into AGC, with AGC as the surviving company of the merger. In January 2017, the Company acquired MBIA UK, and on June 1, 2018, the Company closed a transaction with SGI under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. These acquisitions as well as any future acquisitions of other financial guaranty portfolios or companies or other financial services companies may involve some or all of the various risks commonly associated with acquisitions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities of the target portfolio or entity; (b) difficulty in estimating the value of the target portfolio or entity; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of the target entity; (e) difficulty and expense of integrating the operations, systems and personnel of the target entity; and (f) concentration of exposures, including exposures which may exceed single risk limits, due to the addition of the target portfolio. Such acquisitions may also have unintended consequences on ratings assigned by the rating agencies to the Company or its subsidiaries (see “— Risks Related to the Company’s Financial Strength and Financial Enhancement Ratings”) or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any past or future acquisitions of financial guaranty portfolios or companies or other financial services companies not to result in the benefits to the Company anticipated when the acquisition was agreed. Past or future acquisitions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the acquisition.

Alternative investments may not result in the benefits anticipated.

From time to time in order to deploy a portion of the Company's excess capital the Company may invest in business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies. The alternative investments group has been investigating a number of such opportunities, including, among others, both controlling and non-controlling investments in investment managers. For example, in February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers. In September 2017, the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in SMAs. In February 2018, the Company acquired a minority interest in the holding company of Rubicon Infrastructure Advisors, a full-service investment firm based in Dublin that provides investment banking services within the global infrastructure sector. The Company continues to investigate additional opportunities to make alternative investments, including, among others, both controlling and non-controlling investments in investment managers, but there can be no assurance if or when the Company will find suitable opportunities on appropriate terms.

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

The Board of Directors oversees the risk management process, including cybersecurity risks, and engages with management on risk management issues, including cybersecurity issues. The Audit Committee of the Board of Directors has specific responsibility for overseeing information technology matters, including cybersecurity risk, and the Risk Oversight Committee of the Board of Directors addresses cybersecurity matters as part of its enterprise risk management responsibilities.

Risks Related to the Company's Financial Strength and Financial Enhancement Ratings

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

The financial strength and financial enhancement ratings assigned by S&P, Moody’s, KBRA and Best to each of AGL's insurance and reinsurance subsidiaries represent such rating agencies' opinions of the insurer's financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. The ratings also reflect qualitative factors, such as the rating agencies' opinion of an insurer's business strategy and franchise value, the anticipated future demand for its product, the composition of its insured portfolio, and its capital adequacy, profitability and financial flexibility. Issuers, investors, underwriters, ceding companies and others consider the Company's financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from one of the Company's insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of one or more of AGL's subsidiaries could impair the Company's financial condition, results of operation, liquidity, business prospects or other aspects of the Company's business.

The ratings assigned by the rating agencies that publish financial strength or financial enhancement ratings on AGL's insurance subsidiaries are subject to review and may be lowered by a rating agency as a result of a number of factors, including, but not limited to, the rating agency's revised stress loss estimates for the Company's insurance portfolio, adverse developments in the Company's or the subsidiary's financial conditions or results of operations due to underwriting or investment losses or other factors, changes in the rating agency's outlook for the financial guaranty industry or in the markets in which the Company operates, or a revision in the rating agency's capital model or rating methodology. Their reviews can occur at any time and without notice to the Company and could result in a decision to downgrade, revise or withdraw the financial strength or financial enhancement ratings of AGL's insurance and reinsurance subsidiaries. For example, while all of the rating agencies that rate AGL subsidiaries with exposure to Puerto Rico have indicated that their evaluations of such AGL subsidiaries already take into account stress scenarios related to developments in Puerto Rico, actual developments in Puerto Rico beyond what a rating agency previously considered could cause that rating agency to review its ratings of such AGL subsidiaries.

The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, the KBRA ratings were first assigned to MAC in 2013, to AGM in 2014, to AGC in 2016 and to AGE in 2018, and the Best rating was first assigned to AGRO in 2015, while a Moody’s rating was never requested for MAC and was dropped from AG Re and AGRO in 2015. In January 2017, AGC requested that Moody’s withdraw its financial strength rating of AGC, but Moody’s denied that request and still rates AGC.

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

In addition, a downgrade may have a negative impact on the Company in respect of transactions that it has insured or reinsurance that it has assumed. For example, a downgrade of one of the Company's insurance subsidiaries may result in increased claims under financial guaranties such subsidiary has issued. Under variable rate demand obligations insured by AGM, downgrades past rating levels specified in the transaction documents could result in the municipal obligor paying a higher rate of interest and in such obligations amortizing on a more accelerated basis than expected when the obligations originally were issued; if the municipal obligor is unable to make such interest or principal payments, AGM may receive a claim under its financial guaranty. Under interest rate swaps insured by AGM, downgrades past specified rating levels could entitle the municipal obligor's swap counterparty to terminate the swap; if the municipal obligor owed a termination payment as a result and were unable to make such payment, AGM may receive a claim if its financial guaranty guaranteed such termination payment. For more information about increased claim payments the Company may potentially make, see Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Ratings Impact on Financial Guaranty Business. In certain other transactions, beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection offered by the Company, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re, AGC or AGRO could result in certain ceding companies recapturing business that they had ceded to these reinsurers. See "The downgrade of the financial strength ratings of AG Re, AGC or AGRO would give certain reinsurance counterparties the right to recapture certain ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings" below.

Furthermore, if the financial strength ratings of AGE were downgraded, AGM may be required to contribute additional capital to AGE pursuant to the terms of the support arrangement for AGE, as described in "Item 1. Business, Regulation, United Kingdom, Material Contracts."

The downgrade of the financial strength ratings of AG Re, AGC or AGRO would give certain reinsurance counterparties the right to recapture certain ceded business, which would lead to a reduction in the Company's unearned premium reserve and related earnings.

The downgrade of the financial strength ratings of AG Re, AGC or AGRO gives certain reinsurance counterparties the right to recapture certain ceded business, which would involve payments by the Company and lead to a reduction in the Company's unearned premium reserve and related earnings. As of December 31, 2018, if each third party company ceding business to AG Re, AGC and/or AGRO had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re, AGC and AGRO could be required to pay to all such companies would be approximately $42 million, $326 million and $10 million, respectively.

Actions taken by the rating agencies with respect to capital models and rating methodology of the Company's business or changes in capital charges or downgrades of transactions within its insured portfolio may adversely affect its ratings, business prospects, results of operations and financial condition.

The rating agencies from time to time have evaluated the Company's capital adequacy under a variety of scenarios and assumptions. The rating agencies do not always supply clear guidance on their approach to assessing the Company's capital adequacy and the Company may disagree with the rating agencies' approach and assumptions. For example, S&P assesses each individual exposure (including potential new exposures) insured by the Company based on a variety of factors, including the nature of the exposure, the nature of the support or credit enhancement for the exposure, its tenor, and its expected and actual performance. This assessment determines the amount of capital the Company is required to maintain against that exposure to maintain its financial strength ratings under S&P's capital adequacy model. Sometimes the rating agencies consider the amount of additional capital that could be required for certain risks or sectors under certain stress scenarios based on their views of developments in the market, as each have done recently with respect to the Company's exposures to Puerto Rico. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness, or a change in a rating agency's capital model or rating methodology, that rating agency may require the Company to increase the amount of capital allocated to support the affected exposures, regardless of whether losses actually occur, or against potential new business. Significant reductions in the rating agencies' assessments of exposures in the Company's insured portfolio can produce significant increases in the amount of capital required for the Company to maintain its financial strength ratings under the rating agencies' capital adequacy models, which may require the Company to seek additional capital. The amount of such capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all. Accordingly, the Company cannot ensure that it will seek or be able to raise additional capital. The failure to raise additional required capital could result in a downgrade of the Company's ratings and thus have an adverse impact on its business, results of operations and financial condition. See "Risks Related to the Company's Capital and Liquidity Requirements—The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms."

Risks Related to the Company's Capital and Liquidity Requirements

Significant claim payments may reduce the Company's liquidity.

Claim payments reduce the Company's invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on a particular policy. Since the financial crisis in 2008, many of the claims paid by the Company were with respect to insured U.S. RMBS securities. More recently, there has been credit deterioration with respect to certain insured Puerto Rico exposures, and the Company has paid material claims with respect to a number of those exposures. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.8 billion and $5.0 billion, respectively, as of December 31, 2018 and December 31, 2017, all of which was rated BIG under the Company’s rating methodology. For a discussion of the Company's Puerto Rico risks, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

The Company plans for future claim payments. If the amount of future claim payments is significantly more than that projected by the Company, however, the Company's ability to make other claim payments and its financial condition, financial strength ratings and business prospects could be adversely affected.

The Company may require additional capital from time to time, including from soft capital and liquidity credit facilities, which may not be available or may be available only on unfavorable terms.

The Company's capital requirements depend on many factors, primarily related to its in-force book of business and rating agency capital requirements. Failure to raise additional capital if and as needed may result in the Company being unable to write new business and may result in the ratings of the Company and its subsidiaries being downgraded by one or more rating agency. The Company's access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the market supply of such financing, the Company's long-term debt ratings and insurance financial strength ratings and the perceptions of its financial strength and the financial strength of its insurance subsidiaries. The Company's debt ratings are in turn influenced by numerous factors, such as financial leverage, balance sheet strength, capital structure and earnings trends. If the Company's need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for the Company to raise the necessary capital.

Future capital raises for equity or equity-linked securities could also result in dilution to the Company's shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries, may have rights, preferences and privileges that are senior to those of its common shares.

Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, excess of loss reinsurance facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their existing capital base, or "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies give the Company when evaluating its financial strength. The Company currently maintains soft capital facilities with providers having ratings adequate to provide the Company's desired capital credit. For example, effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer, that covers certain U.S. public finance exposures insured or reinsured by those companies. (For additional information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance). However, no assurance can be given that the Company will be able to renew any existing soft capital facilities or that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, the Company may not be able to replace a downgraded soft capital provider with an acceptable replacement provider for a variety of reasons, including the unwillingness of an acceptable replacement provider to provide the Company with soft capital commitments or the lack of adequately-rated institutions that are actively providing soft capital facilities. Furthermore, the rating agencies may in the future change their methodology and no longer give credit for soft capital, which may necessitate the Company having to raise additional capital in order to maintain its ratings.

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

AGL anticipates that its liquidity needs will be met by the ability of its operating subsidiaries to pay dividends or to make other payments; external financings; investment income from its invested assets; and current cash and short-term investments. The Company expects that its subsidiaries' need for liquidity will be met by the operating cash flows of such subsidiaries; external financings; investment income from their invested assets; and proceeds derived from the sale of their investment portfolios, significant portions of which are in the form of cash or short-term investments. All of these sources of liquidity are subject to market, regulatory or other factors that may impact the Company's liquidity position at any time. As discussed above, AGL's insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. As further noted above, external financing may or may not be available to AGL or its subsidiaries in the future on satisfactory terms.

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

The Tax Act included provisions that could result in a reduction of supply, such as the termination of advance refunding bonds. Any such lower volume of municipal obligations could impact the amount of such obligations that could benefit from insurance. The supply of municipal bonds in 2018 was below that in 2017, possibly due at least in part to the impact of the Tax Act. In addition, the reduction of the U.S. corporate income tax rate to 21% could make municipal obligations less attractive to certain institutional investors such as banks and property and casualty insurance companies, resulting in lower demand for municipal obligations.

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

If the following conditions are true, then a U.S. Person who owns AGL's shares (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person's pro rata share of the RPII of such Foreign Insurance Subsidiary (as defined above) for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed:

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

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge. The Company believes that AGL was not a PFIC for U.S. federal income tax purposes for taxable years through 2018 and, based on the application of certain PFIC look-through rules and the Company's plan of operations for the current and future years, should not be a PFIC in the future. However, as discussed above, the Tax Act limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal to 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances) (the Reserve Test).

In addition, the IRS issued proposed regulations in 2015 intended to clarify the application of the PFIC provisions to an insurance company. These proposed regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities.  This proposed regulation will not be effective unless and until adopted in final form. The Company cannot predict the likelihood of finalization of the proposed regulations or the scope, nature, or impact of the proposed regulations on it, should they be formally adopted or enacted or whether its Foreign Insurance subsidiaries will be able to satisfy the Reserve Test in future years, and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC.

Changes in U.S. federal income tax law could materially adversely affect an investment in AGL's common shares.

The Tax Act was passed by the U.S. Congress and was signed into law on December 22, 2017, with certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and United States persons investing in such companies. For example, the Tax Act includes a BEAT that could make affiliate reinsurance between United States and non-U.S. members of the group economically unfeasible and a current tax on global intangible income that may result in an increase in U.S. corporate income tax imposed on U.S. group members with respect to certain earnings at their non-U.S. subsidiaries, and revises the rules applicable to PFICs and CFCs. Although the Company is currently unable to predict the ultimate impact of the Tax Act on its business, shareholders and results of operations, it is possible that the Tax Act may increase the U.S. federal income tax liability of the U.S. members of its group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders. Furthermore, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company.

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

The Organization for Economic Co-operation and Development (OECD) published its final reports on Base Erosion and Profit Shifting (the BEPS Reports) in October 2015. The recommended actions include measures to address the abuse of double tax treaties, and an updating of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. There are also recommended actions relating to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. In response to this, the U.K. Government has already introduced legislation to implement changes to transfer pricing, hybrid financial instruments and the deductibility of interest and to impose country-by-country reporting obligations. The U.K. Government has also ratified the multilateral instrument, that was developed as a result of the BEPS Report, with regard to changes to the U.K. double tax treaties. Any further changes in U.K. tax law or changes in U.S. tax law in response to the BEPS Reports could adversely affect Assured Guaranty’s tax liability.

A U.K. tax, the diverted profits tax (DPT), which is levied at 25%, came into effect from April 1, 2015, and, in substance, effectively anticipated some of the recommendations emerging from the BEPS Reports. This is an anti-avoidance measure, aimed at protecting the U.K. tax base against the diversion of profits away from the U.K. tax charge. In particular, DPT may apply to profits generated by economic activities carried out in the U.K., that are not taxed in the U.K. by reason of arrangements between companies in the same multinational group and involving a low-tax jurisdiction, including co-insurance and reinsurance. It is currently unclear whether DPT would constitute a creditable tax for U.S. foreign tax credit purposes. If any member of the Assured Guaranty group is liable to DPT, this could adversely affect the Company's results of operations.

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

The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP. Although there is no cash flow effect from this "marking-to-market," net changes in the fair value of the derivative are reported in the Company's consolidated statements of operations and therefore affect its reported earnings. As a result of such treatment, and given the principal balance of the Company's CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in the Company recognizing material gains or losses, with material market price increases generally resulting in material reported losses under GAAP. Accordingly, the Company's GAAP earnings will be more volatile than would be suggested by the actual performance of its business operations and insured portfolio.

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

Changes in or the issuance of new accounting standards, as well as any changes in the interpretation of current accounting guidance, may have an adverse effect on the Company's reported financial results, including future revenues, and may influence the types and/or volume of business that management may choose to pursue. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for a discussion of the future application of accounting standards.

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

As described above in Part 1, Item 1, Business, Regulation, on June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the EU, known as “Brexit”, and there has been no approval by the U.K. Parliament of the withdrawal agreement between the EU and the U.K. Failing such approval or the implementation of an agreed extension to the U.K.'s planned departure date, it is currently expected that the U.K. will leave the EU on March 29, 2019 under a No-Deal Brexit.

    Given the lack of clarity on the ultimate post-Brexit relationship between Great Britain and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its operations, both inside and outside the U.K. For example, the Company cannot determine whether U.K. authorized financial services firms such as AGE will continue to enjoy passporting rights to the other 27 EEA states after Brexit. This question will be particularly acute in the event of a No-Deal Brexit because the loss of passporting could occur as early as March 29, 2019, rather than at the end of the transition period under the withdrawal agreement of December 31, 2020. As a consequence, Assured Guaranty is establishing a new subsidiary in Paris, France, in order to continue with the ability to write new business, and to service existing business, in those other EEA states. That new subsidiary is unlikely to be fully licensed prior to a No-Deal Brexit, should that occur. While the Company believes that, in the event of a No-Deal Brexit or in the absence of applicable transition rules, those other EEA states outside the U.K. will permit the Company to continue to service existing business in their states, there can be no assurance that this will occur, nor can the Company fully determine the impact on its business and operations if it does not occur.

See also "Brexit may adversely impact exposures insured by the Company and may also impact the Company through currency exchange rates" under Risks Related to the Financial, Credit and Guaranty Markets.

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

The U.S. subsidiaries of the Company lease 103,500 square feet of office space in New York City; the lease expires in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent. The U.S. subsidiaries also lease office space in San Francisco. In addition, AGE leases space in London.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Company

The table below sets forth the names, ages, positions and business experience of the executive officers of AGL.

Name	Age	Position(s)
Dominic J. Frederico	66	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	52	Chief Financial Officer
Ling Chow	48	General Counsel and Secretary
Russell B. Brewer II	61	Chief Surveillance Officer
Bruce E. Stern	64	Executive Officer
Howard W. Albert	59	Chief Risk Officer
Stephen Donnarumma	56	Chief Credit Officer

Dominic J. Frederico has been a director of AGL since the Company's 2004 initial public offering and the President and Chief Executive Officer of AGL since December 2003. Mr. Frederico served as Vice Chairman of ACE Limited from 2003 until 2004 and served as President and Chief Operating Officer of ACE Limited and Chairman of ACE INA Holdings, Inc. from 1999 to 2003. Mr. Frederico was a director of ACE Limited from 2001 through May 2005. From 1995 to 1999 Mr. Frederico served in a number of executive positions with ACE Limited. Prior to joining ACE Limited, Mr. Frederico spent 13 years working for various subsidiaries of American International Group.

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

AGL's common shares are listed on the NYSE under the symbol "AGO." On February 26, 2019, the approximate number of shareholders of record at the close of business on that date was 73.

AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. For each of the four quarters of 2018 and 2017, AGL paid cash dividends in the amount of $0.16 and $0.1425 per common share per quarter, respectively. For more information concerning AGL's dividends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements.

2018 Share Purchases

In 2018, the Company repurchased a total of 13.2 million common shares for approximately $500 million at an average price of $37.76 per share. From time to time, the Board authorizes the repurchase of common shares. Most recently, on February 27, 2019, the Board approved an additional $300 million of share repurchases, and the remaining authorization, as of March 1, 2019, is $350 million. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity for additional information about share repurchases and authorizations.

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Fourth Quarter 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	964,544	$41.47	964,544	$177,873,174
November 1 - November 30	989,741	$40.43	989,434	$137,873,183
December 1 - December 31	1,038,954	$38.50	1,038,954	$97,873,184
Total	2,993,239	$40.09	2,992,932
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through March 1, 2019, the Company has repurchased a total of 95.7 million common shares for approximately $2,764 million, excluding commissions, at an average price of $28.87 per share.

(2)	Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2013 through December 31, 2018 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index, the cumulative total return of the Standard & Poor's 500 Financials Sector GICS Level 1 Index and the cumulative total return of the Russell Midcap Financial Services Index. The Company added the Russell Midcap Financial Services Index in 2018 because it believes that this index, which includes the Company, provides a useful comparison to other companies in the financial services sector, and excludes companies that are included in the Standard & Poor's 500 Financials Sector GICS Level 1 Index but are many times larger than the Company. The chart and table depict the value on December 31 of each year from 2013 through 2018 of a $100 investment made on December 31, 2013, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financials Sector GICS Level 1 Index	Russell Midcap Financial Services Index
12/31/2013	$100.00	$100.00	$100.00	$100.00
12/31/2014	112.19	113.68	115.18	114.64
12/31/2015	116.12	115.24	113.38	117.34
12/31/2016	169.07	129.02	139.17	135.11
12/31/2017	153.79	157.17	169.98	157.56
12/31/2018	176.79	150.27	147.82	141.74
___________________
Source: Calculated from total returns published by Bloomberg.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums	$548	$690	$864	$766	$570
Net investment income	398	418	408	423	403
Net realized investment gains (losses)	(32)	40	(29)	(26)	(60)
Net change in fair value of credit derivatives	112	111	98	728	823
Fair value gains (losses) on financial guaranty variable interest entities (FG VIEs)	14	30	38	38	255
Bargain purchase gain and settlement of pre-existing relationships	—	58	259	214	—
Commutation gains (losses)	(16)	328	8	28	23
Other income (loss)	(22)	64	31	36	(20)
Total revenues	1,002	1,739	1,677	2,207	1,994
Expenses:
Loss and loss adjustment expenses	64	388	295	424	126
Amortization of deferred acquisition costs (DAC)	16	19	18	20	25
Interest expense	94	97	102	101	92
Other operating expenses	248	244	245	231	220
Total expenses	422	748	660	776	463
Income (loss) before (benefit) provision for income taxes	580	991	1,017	1,431	1,531
Provision (benefit) for income taxes	59	261	136	375	443
Net income (loss)	$521	$730	$881	$1,056	$1,088
Earnings (loss) per share:
Basic	$4.73	$6.05	$6.61	$7.12	$6.30
Diluted	$4.68	$5.96	$6.56	$7.08	$6.26
Cash dividends declared per share	$0.64	$0.57	$0.52	$0.48	$0.44

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in millions, except per share amounts)
Balance sheet data (end of period):
Assets:
Investments and cash	$10,977	$11,539	$11,103	$11,358	$11,459
Premiums receivable, net of commissions payable	904	915	576	693	729
Ceded unearned premium reserve	59	119	206	232	381
Salvage and subrogation recoverable	490	572	365	126	151
Total assets	13,603	14,433	14,151	14,544	14,919
Liabilities and shareholders' equity:
Unearned premium reserve	3,512	3,475	3,511	3,996	4,261
Loss and loss adjustment expense reserve	1,177	1,444	1,127	1,067	799
Long-term debt	1,233	1,292	1,306	1,300	1,297
Credit derivative liabilities	209	271	402	446	963
Total liabilities	7,048	7,594	7,647	8,481	9,161
Accumulated OCI (AOCI)	93	372	149	237	370
Shareholders' equity	6,555	6,839	6,504	6,063	5,758
Book value per share	63.23	58.95	50.82	43.96	36.37
Consolidated statutory financial information:
Contingency reserve	$1,663	$1,750	$2,008	$2,263	$2,330
Policyholders' surplus (1)	5,148	5,305	5,126	4,631	4,222
Claims-paying resources (1) (2)	11,815	12,021	11,954	12,567	12,462
Financial Guaranty Exposure:
Net debt service outstanding	$371,586	$401,118	$437,535	$536,341	$609,622
Net par outstanding	241,802	264,952	296,318	358,571	403,729
___________________

(1)
Beginning in the second quarter of 2018, the Company incorporates deferred ceding commission income in claims-paying resources. The claims-paying resources in prior periods have been updated to reflect this change.

(2)
Based on accounting practices prescribed or permitted by U.S. insurance regulatory authorities, for all insurance subsidiaries. Claims-paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, unearned premium reserves and net deferred ceding commission income, statutory loss and LAE reserves, present value of installment premium on financial guaranty and credit derivatives, discounted at 6%, standby lines of credit/stop loss and excess-of-loss reinsurance facility. Total claims-paying resources is used by the Company to evaluate the adequacy of capital resources.

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

Introduction

The Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer credit protection products to holders of debt instruments and other monetary obligations that protect them from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled debt service payment, the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the U.K., and also guarantees obligations issued in other countries and regions, including Australia and Western Europe. The Company also provides other forms of insurance that are consistent with its risk profile and benefit from its underwriting experience.

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

Economic Environment

The U.S. has experienced sustained positive economic momentum in 2018. According to the U.S. Bureau of Labor Statistics (BLS), the unemployment rate began the year at 4.1% and ended the year at 3.9%. Payroll employment growth in 2018 totaled 2.6 million jobs, compared with a gain of 2.2 million jobs in 2017. Gross domestic product (GDP) increased 2.9% in 2018, compared with 2.2% in 2017 according to the Bureau of Economic Analysis initial estimate.

As reported by U.S. Census Bureau and the U.S. Department of Housing and Urban Development, U.S. home prices moderated during 2018 while remaining historically high. The median sale price of new homes sold in the U.S. fell to $302,400 in November 2018, the lowest level recorded since February 2017 and 11.9% below the peak value of $343,400 recorded in November 2017. Falling median new home prices and rising median household incomes have contributed to an improvement in the relative affordability of new homes sold in the U.S. See Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid, for a discussion of the market assumptions used in determining expected losses for U.S. RMBS.

At the December 2018 FOMC meeting, the FOMC raised the target range for the federal funds rate to between 2.25% and 2.5%, its fourth rate hike of 2018. The federal funds rate ended 2017 with a target range of 1.25% and 1.50%. On January 30, 2019, the FOMC made the following statement in regards to future rate hikes in 2019, softening its tone from the December meeting: “In light of global economic and financial developments and muted inflation pressures, the Committee will be patient as it determines what future adjustments to the target range for the federal funds rate may be appropriate to support these outcomes.” The Company believes this signaled a level of cautiousness in 2019 and a wait-and-see approach as to whether there would be rate hikes in 2019.

Average municipal interest rates in 2018 remained above the historic lows experienced in 2016, during which 30-year AAA MMD rates were at times below 2%. The 30-year AAA MMD rate started the year off at 2.54% and increased to as high as 3.46% in early November 2018. The 30-year AAA MMD rate ended the year at 3.02%. Credit spreads remained largely unchanged throughout 2018 at relatively narrow levels. At year-end, the spread between the MMD “A” general obligation 20-year index and the MMD “AAA” general obligation 20-year index was 50 basis points (bps), having started the year off at 48 bps. During 2018, the spread average was 50.1 bps, more than 5 bps tighter than the 55.7 bps average in 2017.

When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. Issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, which results in decreased demand or premiums obtainable for financial guaranty insurance, and a resulting reduction in the Company's results of operations. See Key Business Strategies, New Business Production section below for market volume and penetration.

Equity markets continued their solid 2017 performance during the first three quarters of 2018, but turned decidedly lower in the fourth quarter. The Company believes that fears that an increasing interest rate environment would hurt the economy in the medium-term, the potential impact of trade negotiations with China, European turmoil (i.e. Brexit; Italy's political, economic, and sovereign fiscal instability), and the partial U.S. government shut down increased market volatility and sent the major U.S. indices lower for the year. The Dow Jones Industrial Average (DJIA), Nasdaq Composite Index and the S&P 500 Index all finished in negative territory for the full year.

During 2018 the U.S. dollar appreciated by around 8% against other currencies on a trade-weighted basis according to data from the Federal Reserve Bank of St. Louis. The Company believes this was the result of the U.S. economy's stronger economic performance vis-à-vis the rest of the world and the differing monetary policy path pursued by the Federal Reserve and other key central banks like the Bank of Japan, the Bank of England and the European Central Bank. See Results of Operations, Consolidated Results of Operations, Other Income (Loss) below for gains/losses on foreign exchange rate changes on the consolidated statements of operations.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Net income (loss)	$521	$730	$881
Non-GAAP operating income (1)	482	661	895
Gain (loss) related to the effect of consolidating financial guaranty variable interest entities (FG VIE consolidation) included in non-GAAP operating income	(4)	11	12

Net income (loss) per diluted share	4.68	5.96	6.56
Non-GAAP operating income per share (1)	4.34	5.41	6.68
Gain (loss) related to FG VIE consolidation included in non-GAAP operating income per share	(0.03)	0.10	0.10

Diluted shares	111.3	122.3	134.1

Gross written premiums (GWP)	612	307	154
Present value of new business production (PVP) (1)	663	289	214
Gross par written	24,624	18,024	17,854

	As of December 31, 2018		As of December 31, 2017
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,555	$63.23	$6,839	$58.95
Non-GAAP operating shareholders' equity (1)	6,342	61.17	6,521	56.20
Non-GAAP adjusted book value (1)	8,922	86.06	9,020	77.74
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	3	0.03	5	0.03
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(15)	(0.15)	(14)	(0.12)
Common shares outstanding (2)	103.7		116.0
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

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses such as: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of FG VIEs and committed capital securities (CCS), changes in fair value of credit derivatives related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in the Company's and/or collateral credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIEs’ assets and liabilities. Effective January 1, 2018, the change in fair value of FG VIEs’ liabilities with recourse attributed to changes in the credit spreads of AGC and AGM, or instrument specific credit risk (ISCR), is recorded in OCI.

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

Year Ended December 31, 2018

Net income for 2018 was $521 million compared with $730 million in 2017. Net income for 2017 was higher primarily due to significant gains attributable to commutations, the MBIA UK Acquisition and representations and warranties (R&W) settlements. Excluding these items in 2017, net income increased mainly due to lower loss and LAE and a lower effective tax rate, offset in part by lower net earned premiums, and net realized investment losses and foreign exchange losses in 2018 compared with foreign exchange gains in 2017.

The Company reported non-GAAP operating income of $482 million in 2018, compared with $661 million in 2017. Excluding commutations, the MBIA UK Acquisition and R&W settlements in 2017, non-GAAP operating income increased mainly due to lower loss and LAE and a lower effective tax rate in 2018, offset in part by lower net earned premiums.

Shareholders' equity decreased since December 31, 2017 primarily due to share repurchases, dividends and unrealized losses on available for sale investment securities, partially offset by net income. Non-GAAP operating shareholders' equity decreased in 2018 primarily due to share repurchases and dividends, partially offset by positive non-GAAP operating income. Non-GAAP adjusted book value decreased in 2018 primarily due to share repurchases and dividends, partially offset by the effect of the SGI Transaction and new direct business production.

Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share all increased in 2018 to $63.23, $61.17 and $86.06, respectively, which benefitted from the repurchase of an additional 13.2 million shares in 2018 under the share repurchase program that began in 2013. See "Accretive Effect of Cumulative Repurchases" table below.

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

On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance, and provisions in legislation known as the Tax Act, such as the termination of the tax-exempt status of advance refunding bonds and the reduction in corporate tax rates, have resulted in a reduction of supply and made municipal obligations less attractive to certain institutional investors.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2018	2017	2016
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$320.3	$409.5	$423.7
Total insured	$18.9	$23.0	$25.3
Insured by Assured Guaranty	$10.5	$13.5	$14.2
Number of issues:
New municipal bonds issued	8,555	10,589	12,271
Total insured	1,246	1,637	1,889
Insured by Assured Guaranty	596	833	904
Bond insurance market penetration based on:
Par	5.9%	5.6%	6.0%
Number of issues	14.6%	15.5%	15.4%
Single A par sold	17.8%	23.3%	22.6%
Single A transactions sold	52.8%	57.3%	55.8%
$25 million and under par sold	17.2%	18.7%	17.8%
$25 million and under transactions sold	17.1%	18.3%	17.5%
____________________

(1)
Source: The amounts in the table are those reported by Thomson Reuters. In addition, the Company considers $500 million of taxable ProMedica Toledo Hospital bonds insured by Assured Guaranty in 2018 to be public finance business.

Gross Written Premiums and
New Business Production

	Year Ended December 31,
	2018	2017	2016
	(in millions)
GWP
Public Finance—U.S.	$320	$190	$142
Public Finance—non-U.S.	115	105	15
Structured Finance—U.S.	167	(1)	(1)
Structured Finance—non-U.S.	10	13	(2)
Total GWP	$612	$307	$154
PVP (1):
Public Finance—U.S.	$391	$196	$161
Public Finance—non-U.S.	94	66	25
Structured Finance—U.S. (2)	166	12	27
Structured Finance—non-U.S. (3)	12	15	1
Total PVP	$663	$289	$214
Gross Par Written (1):
Public Finance—U.S.	$19,572	$15,957	$16,039
Public Finance—non-U.S.	3,817	1,376	677
Structured Finance—U.S. (2)	902	489	1,114
Structured Finance—non-U.S. (3)	333	202	24
Total gross par written	$24,624	$18,024	$17,854

Average rating on new business written	A-	A-	A-
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)	Includes life insurance capital relief transactions in certain years.

(3)    Included aircraft RVI policies in certain years.

GWP relates to both financial guaranty insurance and non-financial guaranty insurance contracts. Credit derivatives are accounted for at fair value and therefore not included in GWP. Financial guaranty GWP includes amounts collected upfront on new business written, the present value of future premiums on new business written (discounted at risk free rates), as well as the effects of changes in the estimated lives of transactions in the inforce book of business. Non-financial guaranty GWP is recorded as premiums are received. Non-GAAP PVP, on the other hand, includes upfront premiums and future installments on new business that are estimated at the time of issuance, discounted at 6% for all contracts whether in insurance or credit derivative form.

GWP and PVP for 2018 reached 10-year records due to the assumption of substantially all of the insured portfolio of SGI. On a GAAP basis, the SGI Transaction generated GWP of $330 million, plus $86 million in undiscounted expected future credit derivative revenue, including transactions with $131 million in expected losses (discounted at a risk-free rate on a GAAP basis). On a non-GAAP basis, PVP was $391 million, including transactions with expected losses of $83 million (discounted at 6% consistent with the PVP discount rate). See also Item 8, Financial Statements and Supplementary Data, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information. The components of new business production generated by the SGI Transaction are presented below.

Assumed SGI Insured Portfolio
As of June 1, 2018

	GWP	PVP (1)
	Financial Guaranty	Financial Guaranty	Credit Derivatives	Total	Gross Par Written (1)
	(in millions)
Public Finance—U.S.	$123	$118	$67	$185	$7,559
Public Finance—non-U.S.	50	38	12	50	3,345
Structured Finance—U.S.	157	156	—	156	349
Structured Finance—non-U.S.	—	—	—	—	19
Total	$330	$312	$79	$391	$11,272
____________________

(1)	See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

Excluding the assumed business from SGI, U.S. public finance PVP was 5% higher compared with 2017, despite a 22% decline in new U.S. municipal bonds issued. In 2018, Assured Guaranty once again guaranteed the majority of U.S. public finance insured par issued. Outside the U.S., the Company generated $44 million of public finance PVP in 2018 compared with $66 million in 2017. In 2018 this included several infrastructure finance and regulated utilities transactions, including the Company's first post-financial crisis transaction in Australia.

In non-U.S. structured finance, the Company closed insurance and reinsurance aircraft residual value insurance policies, which represented all of the new business in 2017 and the majority of new business in 2018. In 2018, the Company also closed transactions in the commercial real estate market, and guaranteed a collateralized loan obligation for the first time since 2008. Structured finance transactions tend to have long lead times and may vary from period to period.

The Company believes its financial guaranty product is competitive with other financing options in certain segments of the global infrastructure market.  Future business activity in the global infrastructure market will be influenced by the typically long lead times for these types of transactions and may vary from period to period. The Company also believes that its financial guaranty product is competitive with other financing options in certain segments of the structured finance market. For example, certain investors may receive advantageous capital requirement treatment with the addition of the Company’s guaranty. The Company considers its involvement in both international infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond U.S. public finance.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

From 2013 through March 1, 2019, the Company has repurchased 95.7 million common shares for approximately $2,764 million, representing 49% of the total shares outstanding at the beginning of the repurchase program in 2013. On February 27, 2019, the Board of Directors (the Board) authorized an additional $300 million of share repurchases. As of March 1, 2019, $350 million remained under the aggregate share repurchase authorization. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time and does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013	$264	12.5	$21.12
2014	590	24.4	24.17
2015	555	21.0	26.43
2016	306	10.7	28.53
2017	501	12.7	39.57
2018	500	13.2	37.76
2019 (through March 1, 2019)	48	1.2	40.03
Cumulative repurchases since the beginning of 2013	$2,764	95.7	$28.87

Accretive Effect of Cumulative Repurchases(1)

	Year Ended December 31,
	2018	2017	As of December 31, 2018	As of December 31, 2017
	(per share)
Net income	$1.73	$2.03
Non-GAAP operating income	1.58	1.81
Shareholders' equity			$16.26	$12.92
Non-GAAP operating shareholders' equity			15.29	11.80
Non-GAAP adjusted book value			27.07	20.58
_________________

(1)	Cumulative repurchases since the beginning of 2013.

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

In December 2016, AGM repurchased $300 million of its common stock from AGMH, the majority of which was ultimately distributed to AGL. AGL has used these funds predominantly to repurchase its publicly traded common shares. In June 2016, MAC repaid its $300 million surplus note to Municipal Assurance Holdings Inc. (MAC Holdings) and its $100 million surplus note (plus accrued interest) to AGM with a mixture of cash and/ or marketable securities. MAC Holdings, in turn, distributed $182 million to AGM and $118 million to AGC. See Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements, for information about dividend capacity of the Company's insurance companies.

The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in 2018 and 2017, AGUS purchased $100 million and $28 million of par, respectively, of AGMH's outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $34 million in 2018 and $9 million in 2017. The Company may choose to make additional purchases of this or other Company debt in the future.

Alternative Strategies

The Company considers alternative strategies to create long-term shareholder value, including acquisitions, investments and commutations. For example, the Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, or by commuting previously ceded business. See New Business Production above, and Item 8, Financial Statements and Supplementary Data, Note 2, Assumption of Insured Portfolio and Business Combinations, and Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance, for additional information. These transactions enable the Company to improve its future earnings and deploy excess capital.

Assumption of Insured Portfolio. On June 1, 2018, the Company closed the SGI Transaction under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. The net par value of exposures reinsured and commuted as of June 1, 2018 totaled approximately $12 billion. The SGI Transaction reduced shareholders' equity by $0.16 per share, due to a loss on the reassumed book of business, and increased non-GAAP adjusted book value by $2.25 per share. Additionally, beginning on June 1, 2018, on behalf of SGI, AGC began providing certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing.

Acquisitions: On January 10, 2017, AGC completed its acquisition of MBIA UK, which added a total of $12 billion in net par. At acquisition, MBIA UK contributed shareholders' equity of $84 million and non-GAAP adjusted book value of $322 million.     On July 1, 2016, AGC acquired all of the issued and outstanding capital stock of CIFGH, for $450.6 million in cash that contributed $2.23 per share to shareholders' equity, $2.23 per share to non-GAAP operating shareholders' equity and $3.85 per share to non-GAAP adjusted book value at the date of acquisition.

Commutations. The Company entered into various commutation agreements to reassume previously ceded business in 2018, 2017 and 2016 that resulted in losses of $16 million in 2018, gains of $328 million in 2017 and gains of $8 million in 2016. The commutations added net unearned premium reserve of $64 million in 2018 and $82 million in 2017. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

Alternative Investments. The alternative investments group has been investigating a number of new business opportunities that complement the Company's financial guaranty business, are in line with its risk profile and benefit from its core competencies, including, among others, both controlling and non-controlling investments in investment managers.

In February 2018, the Company acquired a minority interest in the holding company of Rubicon Infrastructure Advisors, a full-service investment firm based in Dublin that provides investment banking services within the global infrastructure sector. In September 2017, the Company acquired a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in SMAs. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $83 million remains to be invested as of December 31, 2018.

The Company continues to investigate additional opportunities, but there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico Sales Tax Financing Corporation (COFINA) Plan of Adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

The Company is currently working with the servicers of some of the RMBS it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

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

Other Events

Brexit

On June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the EU, known as “Brexit”. The U.K. government served notice to the European Council on March 29, 2017 of its desire to withdraw in accordance with Article 50 of the Treaty on European Union. As described above in Part 1, Item 1, Business, Regulation, there has been no approval by the U.K. parliament of any withdrawal agreement between the EU and the U.K. Failing such approval or the implementation of an agreed extension to the U.K.'s planned departure date, the U.K. is currently expected to leave the EU on March 29, 2019 under a No-Deal Brexit, leaving considerable uncertainty as to the ongoing terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU, and a likely negative impact on all parties. Given the lack of clarity on the ultimate post-Brexit relationship between the U.K. and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its business or operations, both inside and outside the U.K., but it has identified the following issues:

•
Currency Impact. The Company reports its accounts in U.S. dollars, while some of its income, expenses, assets and liabilities are denominated in other currencies, primarily the pound sterling and the euro. During 2016, the year in which a majority in the U.K. voted for Brexit, the value of pound sterling dropped from £0.68 per dollar to £0.81 per dollar, while the euro dropped from €0.83 per dollar to €0.95 per dollar. For the year ended 2016 the Company recognized losses of approximately $21 million in the consolidated statement of operations, net of tax, and approximately $32 million in OCI, net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. Currency exchange rates may also move materially as the terms of Brexit become known, especially in the event of a No-Deal Brexit.

•
U.K. Business. As of December 31, 2018, approximately $31.1 billion of the Company’s insured net par is to risks located in the U.K., and most of that exposure is to utilities, with much of the rest to hospital facilities, government accommodation, universities, toll roads and housing associations that the Company believes are not overly vulnerable to Brexit pressures. AGE is currently authorized by the PRA of the Bank of England with permissions sufficient to enable AGE to effect and carry out financial guaranty insurance and reinsurance in the U.K. Most of the new transactions insured by AGE since 2008 have been in the U.K.

•
Business Elsewhere in the EU. As of December 31, 2018, approximately $7.1 billion of the Company’s insured net par is to risks located in EU and EEA countries other than the U.K. Currently, EU directives allow AGE to conduct business in other EU or EEA states based on its PRA permissions. This is sometimes called “passporting”. The Company cannot determine whether U.K. authorized financial services firms such as AGE will continue to enjoy passporting rights to the other EEA states after Brexit. This question will be particularly acute in the event of a No-Deal Brexit because the loss of passporting could occur as early as March 29, 2019, rather than at the end of the transition period under the withdrawal agreement of December 31, 2020. As a consequence, Assured Guaranty is establishing a new subsidiary in Paris, France, in order to continue with the ability to write new business, and to service existing business, in those other EEA states. That new subsidiary is unlikely to be fully licensed prior to a No-Deal Brexit, should that occur. While the Company believes that, in the event of a No-Deal Brexit or in the absence of applicable transition rules, those other EEA states outside the U.K. will permit the Company to continue to service existing business in their states, there can be no assurance that this will occur, nor can the Company fully determine the impact on its business and operations if it does not occur. As noted above, most of the new transactions insured by AGE since 2008 have been in the U.K.

•	Employees. All of the employees working in AGE’s London office are either U.K. citizens or have U.K. resident status except one, who has started the application process to become a U.K. resident.

Results of Operations

Estimates and Assumptions

The Company’s consolidated financial statements include amounts that are determined using estimates and assumptions. It is possible that actual amounts realized could differ, possibly materially, from the amounts currently recorded in the Company’s consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates are expected losses, fair value estimates, OTTI, deferred income taxes, and premium revenue recognition. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s consolidated financial statements.

An understanding of the Company’s accounting policies is critical to understanding its consolidated financial statements. See Part II, Item 8, Financial Statements and Supplementary Data, for a discussion of significant accounting policies, the loss estimation process, and fair value methodologies.

The Company carries a significant amount of its assets and a portion of its liabilities at fair value, the majority of which are measured at fair value on a recurring basis. Level 3 assets, primarily consisting of loss mitigation securities and FG VIEs’ assets, represented approximately 18% and 17% of the total assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement, for additional information.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Revenues:
Net earned premiums	$548	$690	$864
Net investment income	398	418	408
Net realized investment gains (losses)	(32)	40	(29)
Net change in fair value of credit derivatives	112	111	98
Fair value gains (losses) on FG VIEs	14	30	38
Bargain purchase gain and settlement of pre-existing relationships	—	58	259
Commutation gains (losses)	(16)	328	8
Other income (loss)	(22)	64	31
Total revenues	1,002	1,739	1,677
Expenses:
Loss and LAE	64	388	295
Amortization of DAC	16	19	18
Interest expense	94	97	102
Other operating expenses	248	244	245
Total expenses	422	748	660
Income (loss) before provision for income taxes	580	991	1,017
Provision (benefit) for income taxes	59	261	136
Net income (loss)	$521	$730	$881

Net Earned Premiums

Premiums are earned over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business, or books of business acquired in a business combination. See Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information.

Net Earned Premiums

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums and accretion	$300	$315	$299
Accelerations:
Refundings	139	269	390
Terminations	14	2	34
Total accelerations	153	271	424
Total public finance	453	586	723
Structured finance(1)
Scheduled net earned premiums and accretion	85	87	96
Accelerations	6	15	45
Total structured finance	91	102	141
Non-financial guaranty	4	2	—
Total net earned premiums	$548	$690	$864
____________________

(1)	Excludes $12 million, $15 million and $16 million for 2018, 2017 and 2016, respectively, related to consolidated FG VIEs.

2018 compared with 2017: Net earned premiums decreased in 2018 compared with 2017 primarily due to reduced refunding activity due to a reduction in the insured portfolio as well as fewer advanced refunding bonds, caused by changes in tax law enacted in 2017. At December 31, 2018, $3.5 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The SGI Transaction contributed $375 million of net unearned premium reserve on June 1, 2018.

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

Refundings occur in the public finance market and had been at historically high levels in recent years primarily due to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Act regarding the termination of the tax-exempt status of advance refunding bonds has resulted in fewer refundings in 2018 than in comparable periods in prior years.

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s insurance obligation. Terminations are more common in the structured finance asset class, but may also occur in the public finance asset class. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of remaining premiums receivable.

Net Investment Income

Net investment income is a function of the yield earned and the size of the investment portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Income from fixed-maturity securities managed by third parties	$297	$298	$306
Income from internally managed securities (1)	110	129	111
Gross investment income	407	427	417
Investment expenses	(9)	(9)	(9)
Net investment income	$398	$418	$408
____________________

(1)	Net investment income excludes $4 million for 2018, $5 million for 2017 and $10 million in 2016, related to securities in the investment portfolio that were issued by consolidated FG VIEs.

2018 compared with 2017: Net investment income decreased compared with 2017 primarily due to the accretion on the Zohar II 2005-1 notes prior to the MBIA UK Acquisition date in January 2017. The overall pre-tax book yield was 3.79% as of December 31, 2018 and 3.68% as of December 31, 2017, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.23% as of December 31, 2018 compared with 3.14% as of December 31, 2017.

2017 compared with 2016: Net investment income increased compared with 2016 primarily due to improved underlying cash flows of internally managed securities due to a litigation settlement related to certain loss mitigation bonds. The overall pre-tax book yield was 3.68% as of December 31, 2017 and 3.80% as of December 31, 2016, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.14% as of December 31, 2017 compared with 3.30% as of December 31, 2016.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Gross realized gains on available-for-sale securities	$20	$95	$28
Gross realized losses on available-for-sale securities	(12)	(12)	(8)
Net realized gains (losses) on other invested assets	(1)	—	2
OTTI	(39)	(43)	(51)
Net realized investment gains (losses)	$(32)	$40	$(29)

Gross realized gains in 2018 mainly related to foreign exchange gains. Gross realized gains in 2017 mainly relate to sales of internally managed investments, including the gain on sale of the Zohar II 2005-1 notes exchanged in the MBIA UK

Acquisition. Gross realized gains in 2016 were primarily due to sales of securities in order to fund the purchase of CIFGH by AGC. OTTI for all periods presented was mainly attributable to securities purchased for loss mitigation purposes.

Net Change in Fair Value of Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the issuing company's own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates, and other market factors. With volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of December 31, 2018, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement, for additional information.

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Realized gains on credit derivatives	$9	$17	$56
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(25)	(27)	(27)
Realized gains (losses) and other settlements (1)	(16)	(10)	29
Net unrealized gains (losses)	128	121	69
Net change in fair value of credit derivatives	$112	$111	$98
____________________
(1)    Includes realized gains and losses due to terminations and settlements of CDS contracts.

Net credit derivative premiums included in the realized gains on credit derivatives line in the table above have declined in 2018, 2017 and 2016 primarily due to the decline in the net par outstanding. In recent years, the Company has negotiated terminations of investment grade and BIG CDS contracts with its counterparties. The following table presents the effects of terminations.

Terminations and Settlements
of Direct Credit Derivative Contracts

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net par of terminated credit derivative contracts	$601	$331	$3,811
Realized gains (losses) and other settlements	1	(15)	20
Net unrealized gains (losses) on credit derivatives	5	26	103

During 2018, unrealized fair value gains were primarily generated by CDS terminations, run-off of CDS par and price improvements on the underlying collateral of the Company’s CDS. In addition, unrealized fair value gains were generated by the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies during the period. The unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads driven by the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

During 2017 and 2016, unrealized fair value gains were primarily generated by CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. The majority of the CDS transactions that were terminated were as a result of settlement agreements with several CDS counterparties. In 2016, the unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. During 2017, the cost to buy protection in AGC’s and AGM’s name, specifically the five-year CDS spread, did not change materially during the period, and therefore did not have a material impact on the Company’s unrealized fair value gains and losses on CDS.

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Change in unrealized gains (losses) on credit derivatives:
Before considering implication of the Company’s credit spreads	$126	$118	$183
Resulting from change in the Company’s credit spreads	2	3	(114)
After considering implication of the Company’s credit spreads	$128	$121	$69

Management believes that the trading level of AGC’s and AGM’s credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets.

Financial Guaranty Variable Interest Entities

As of December 31, 2018 and 2017, the Company consolidated 31 and 32 FG VIEs, respectively. The table below presents the effects on reported GAAP income resulting from consolidating these FG VIEs and eliminating intercompany transactions. The consolidation of FG VIEs has the following effect on net income and shareholders' equity.

•
Changes in fair value gains (losses) on FG VIEs’ assets and liabilities are recorded in the Statement of Operations (effective January 1, 2018 the change in fair value of FG VIEs’ liabilities with recourse attributable to ISCR is recorded in OCI, instead of net income - See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for additional information). Upon adoption, the Company reclassified a loss of approximately $33 million, net of tax, from retained earnings to AOCI.

•
Upon consolidation of a FG VIE, premiums and losses related to AGC's and AGM's insurance of FG VIEs’ liabilities with recourse and, any investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt, are considered intercompany transactions and are therefore eliminated.

See Item 8, Financial Statements and Supplementary Data, Note 9, Variable Interest Entities, for additional information.

Effect of Consolidating FG VIEs on Net Income (Loss)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Fair value gains (losses) on FG VIEs	$14	$30	$38
Elimination of insurance and investment balances	(19)	(13)	(18)
Effect on income before tax	(5)	17	20
Less: tax provision (benefit)	(1)	6	7
Effect on net income (loss)	$(4)	$11	$13

For all periods presented, the primary driver of the gain in fair value of FG VIEs’ assets and FG VIEs’ liabilities was an increase in the value of FG VIEs’ assets resulting from improvement in the underlying collateral.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

In connection with the MBIA UK Acquisition in 2017 and the CIFG Acquisition in 2016, the Company recognized bargain purchase gains and gains (losses) on settlements of pre-existing relationships.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

	Year Ended December 31,
	2017	2016
	(in millions)
Bargain purchase gain	$56	$357
Settlement of pre-existing relationships	2	(98)
Total	$58	$259

See Item 8, Financial Statements and Supplementary Data, Note 2, Assumption of Insured Portfolio and Business Combinations, for additional information.

Commutation Gains (Losses)

In connection with the reassumption of previously ceded books of business, the Company recognized commutation losses of $16 million in 2018 and commutation gains of $328 million and $8 million in 2017 and 2016, respectively. The losses in 2018 related to the commutation component of the SGI Transaction. See Item 8, Financial Statements and Supplementary Data, Note 13, Reinsurance, for additional information.

Other Income (Loss)

Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

 Other Income (Loss)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$(37)	$60	$(37)
Fair value gains (losses) on equity investments (2)	27	—	—
Loss on extinguishment of debt (3)	(34)	(9)	—
Fair value gains (losses) on CCS	14	(2)	—
Other	8	15	68
Total other income (loss)	$(22)	$64	$31
 ____________________

(1)	Foreign exchange gains primarily relate to remeasurement of premiums receivable and are mainly due to changes in the exchange rate of the British pound sterling relative to the U.S. dollar.

(2)
The Company recorded a gain on change in fair value of equity securities in 2018 related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in third quarter of 2018.

(3)
The loss on extinguishment of debt is related to AGUS' purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009. AGUS purchased $100 million of principal amount in 2018 and $28 million in 2017. See Item 8, Financial Statements and Supplementary Data, Note 16, Long-Term Debt and Credit Facilities, for additional information.

Economic Loss Development

     The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of assumptions and methodologies used in calculating the expected loss to be paid for all contracts, the loss estimation process and approach to projecting losses, and the measurement and recognition accounting policies under GAAP for each type of contract, see the Notes listed below in Item 8, Financial Statements and Supplementary Data.

•Note 5 for expected loss to be paid
•Note 6 for contracts accounted for as insurance
•Note 7 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities
•Note 8 for contracts accounted for as credit derivatives
•Note 9 for FG VIEs

In order to efficiently evaluate and manage the economics of the entire insured portfolio, management complies and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid primarily consists of the present value of future: expected claim and LAE payments, expected recoveries from issuers or excess spread and other collateral in the transaction structures, cessions to reinsurers, and expected recoveries/payables for breaches of R&W and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit) (1)
	As of December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
	(in millions)
Financial guaranty insurance	$1,109	$1,226	$(9)	$353	$164
FG VIEs and other	76	91	(13)	(6)	(8)
Credit derivatives	(2)	(14)	17	(34)	(17)
Total	$1,183	$1,303	$(5)	$313	$139

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit) (1)
	As of December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
	(in millions)
Public finance	$864	$1,203	$56	$549	$269
Structured finance
U.S. RMBS	293	73	(69)	(181)	(91)
Other structured finance	26	27	8	(55)	(39)
Structured finance	319	100	(61)	(236)	(130)
Total	$1,183	$1,303	$(5)	$313	$139
____________________

(1)
Economic loss development includes the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations				Effect of Changes in the Risk-Free Rates on Economic Loss Development (Benefit)
	As of December 31,				Year Ended December 31,
	Range			Weighted Average	(in millions)
2018	0.0%	-	3.06%	2.74%	$(17)
2017	0.0%	-	2.78%	2.38%	25
2016	0.0%	-	3.23%	2.73%	(15)

2018 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposure, which had BIG net par outstanding of $6.4 billion as of December 31, 2018 compared with $7.1 billion as of December 31, 2017. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2018 will be $832 million, compared with $1,157 million as of December 31, 2017. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At December 31, 2018 that credit was $586 million compared with $385 million at December 31, 2017. Economic loss development on U.S. exposures in 2018 was $70 million, which was primarily attributable to Puerto Rico exposures, partially offset by the release of reserves on the Company's exposure to the City of Hartford following the State of Connecticut's (CT) agreement to pay the debt service costs of certain bonds of the City of Hartford, including those insured by the Company.
The economic benefit of approximately $14 million on non-U.S. exposures during 2018 was mainly attributable to the U.K. arterial road and changes in certain probability of default assumptions. See Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, for details about significant developments that have taken place in Puerto Rico.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS of $69 million was mainly related to improvement in the performance of second lien U.S. RMBS transactions. The net expected loss to be paid for U.S RMBS increased from 2017 to 2018 mainly due to the SGI Transaction and collection of a large R&W settlement in 2018.

Other Structured Finance Economic Loss Development: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $8 million, related to progress on efforts to workout triple-X life insurance transactions and LAE.

2017 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposures which had BIG net par outstanding of $7.1 billion as of December 31, 2017 compared with $7.4 billion as of December 31, 2016. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2017 would be $1,157 million, compared with $871 million as of December 31, 2016. Economic loss development on U.S. exposures in 2017 was $554 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $181 million and was mainly related to an R&W litigation settlement, and improved second lien U.S. RMBS recoveries.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance (excluding U.S. RMBS) was $55 million, primarily due to a benefit from a litigation settlement related to two triple-X transactions.

2016 Net Economic Loss Development

Public Finance Economic Loss Development: Expected loss to be paid for public finance primarily related the Company's to U.S. exposures. The net par outstanding for U.S. public finance obligations rated BIG by the Company was $7.4 billion as of December 31, 2016 compared with $7.8 billion as of December 31, 2015. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2016 would be $871 million, compared with $771 million as of December 31, 2015. Economic loss development on U.S. exposures in 2016 was $276 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $91 million and was mainly due to the acceleration of claim payments as a means of mitigating future losses on certain Alt-A transactions.

Other Structured Finance Economic Loss Development: The net benefit attributable to structured finance, excluding
U.S. RMBS, was $39 million, primarily due to a benefit from the purchase of a portion of an insured obligation as part of a loss mitigation strategy and the commutation of certain assumed student loan exposures.

Loss and LAE (Financial Guaranty Insurance Contracts)

The primary differences between net economic loss development and the amount reported as loss and LAE in the consolidated statements of operations are that loss and LAE: (1) considers deferred premium revenue in the calculation of loss reserves and loss and LAE for financial guaranty insurance contracts, (2) eliminates loss and LAE related to consolidated FG VIEs and (3) does not include estimated losses on credit derivatives.

Loss and LAE reported in non-GAAP operating income (i.e., operating loss and LAE) includes losses on financial guaranty insurance contracts (other than those eliminated due to consolidation of FG VIEs), and credit derivatives.

For financial guaranty insurance contracts each transaction's expected loss to be expensed is compared with the deferred premium revenue of that transaction. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in the consolidated statements of operations for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in a business combination or seasoned portfolios assumed from legacy financial guaranty insurers generally have the largest deferred premium revenue balances. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to those policies.

The amount of loss and LAE recognized in the consolidated statements of operations for financial guaranty contracts accounted for as insurance is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis.

While expected loss to be paid is an important liquidity measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of loss and LAE that will be recognized in future periods as deferred premium revenue amortizes into income for financial guaranty insurance policies.

The following table presents the loss and LAE recorded in the consolidated statements of operations. Amounts presented are net of reinsurance.

Loss and LAE Reported
on the Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Public finance	$83	$549	$304
Structured finance
U.S. RMBS (1)	(15)	(113)	30
Other structured finance	(4)	(48)	(39)
Structured finance	(19)	(161)	(9)
Total loss and LAE (2)	$64	$388	$295
____________________

(1)	Excludes a benefit of $3 million, a loss of $7 million and a loss of $7 million as of December 31, 2018, December 31, 2017 and December 31, 2016, respectively, related to consolidated FG VIEs.

(2)	Excludes credit derivative loss of $9 million for 2018, and credit derivative benefit of $43 million and $20 million 2017 and 2016, respectively.

Loss and LAE in 2018 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by the reduction of loss reserves on the City of Hartford, CT exposure and a benefit on structured finance exposures.

Loss and LAE in 2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit from R&W settlements of $105 million and a triple-X litigation settlement.

Loss and LAE in 2016 was mainly driven by higher loss reserves on certain Puerto Rico exposures.

For additional information on the expected timing of net expected losses to be expensed see Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Interest Expense

The following table presents the components of interest expense. For additional information, see Item 8, Financial Statements and Supplementary Data, Note 16, Long-Term Debt and Credit Facilities.

Interest Expense

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Debt issued by AGUS	$46	$44	$48
Debt issued by AGMH	53	54	54
AGMH's debt purchased by AGUS (1)	(5)	(1)	—
Total	$94	$97	$102
____________________
(1)     See --Other Income (Loss)-- above for additional information.

In December 2016, $150 million of debt issued by AGUS became floating rate interest debt, that resets quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. The interest rate on the debt was previously a fixed rate of 6.4%.

Other Operating Expenses and Amortization of Deferred Acquisition Costs

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Employee compensation and benefits	$165	$153	$140
Deferred costs	(14)	(10)	(7)
Total employee compensation and benefits net of deferred costs	151	143	133
Professional fees	21	21	21
Premises and equipment	19	19	30
Acquisition related expenses (1)	4	7	8
Other	53	54	53
Other operating expenses	248	244	245
Amortization of DAC	16	19	18
Total other operating expenses and amortization of DAC	$264	$263	$263
____________________
(1)     Expenses related to SGI Transaction, MBIA UK Acquisition and CIFG Acquisition.

 2018 compared with 2017: Other operating expenses increased in 2018 compared with 2017 as higher compensation expenses were partially offset by higher deferred costs as a result of increased new business production.

2017 compared with 2016: Other operating expenses in 2017 decreased slightly compared with 2016 due to lower rent in 2017 that resulted from the move of the Company's New York City offices, offset by higher compensation expenses.

Provision for Income Tax

Deferred income tax assets and liabilities are established for the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Such temporary differences relate principally to unrealized gains and losses on investments and credit derivatives, investment basis difference, loss and LAE reserves, unearned premium reserves and tax attributes for net operating losses and alternative minimum tax credits.

As of December 31, 2018 and December 31, 2017, the Company had a net deferred income tax asset of $68 million and $98 million, respectively. The decrease in 2018 from 2017 is mainly attributable to the utilization of alternative minimum tax credits and a decrease in tax reserves for unearned premiums.

Provision for Income Taxes and Effective Tax Rates

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Total provision (benefit) for income taxes	$59	$261	$136
Effective tax rate	10.2%	26.3%	13.4%

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21% in 2018 compared with 35% in 2017, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. CFC, and no taxes for the Company’s Bermuda Subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

The impact of the Tax Act includes the deemed repatriation of all previously untaxed unremitted earnings of CFCs as well as the permanent write down of various tax attributes and other net deferred tax assets related to the reduction of the statutory corporate tax rate from 35% to 21% as of January 1, 2018. As of December 31, 2018, the accounting for the income tax effects of the Tax Act have been completed and the total net impact resulting from the Tax Act is $57 million, of which $61 million in provisional expense was recorded in 2017, and a $4 million tax benefit was recorded in 2018 upon completion of the Company’s assessment of the effects of the Tax Act. See Item 8, Financial Statements and Supplementary Data, Note 12, Income Taxes, for more details.

The 2018 effective tax rate reflects the release of $18 million of previously recorded uncertain tax position reserves and accrued interest, due to the closing of the 2013 and 2014 audit years. In April 2017, the Company received a final letter from the IRS to close the audit for the period of 2009 - 2012, with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the third quarter of 2017. Other non-taxable book-to-tax differences were mostly consistent compared with the prior period, with the exception of the benefit on bargain purchase gains from the MBIA UK Acquisition in 2017 and the CIFG Acquisition in 2016.

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

5)	Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

Reconciliation of Net Income (Loss)
to Non-GAAP Operating Income

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income (loss)	$521	$730	$881
Less pre-tax adjustments:
Realized gains (losses) on investments	(32)	40	(30)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	101	43	36
Fair value gains (losses) on CCS (1)	14	(2)	—
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves (1)	(32)	57	(33)
Total pre-tax adjustments	51	138	(27)
Less tax effect on pre-tax adjustments	(12)	(69)	13
Non-GAAP operating income	$482	$661	$895

Gain (loss) related to FG VIE consolidation (net of tax provision (benefit) of $(1), $6 and $7) included in non-GAAP operating income	$(4)	$11	$12
___________________

(1)	Included in other income (loss) in the consolidated statements of operations.

Non-GAAP Operating Shareholders’ Equity and Non-GAAP Adjusted Book Value

     Management believes that non-GAAP operating shareholders’ equity is a useful measure because it presents the equity of the Company excluding the fair value adjustments on investments, credit derivatives and CCS that are not expected to result in economic gain or loss, along with other adjustments described below. Management adjusts non-GAAP operating shareholders’ equity further by removing FG VIE consolidation to arrive at its core operating shareholders' equity and core adjusted book value.

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

Management uses non-GAAP adjusted book value, adjusted for FG VIE consolidation, to measure the intrinsic value of the Company, excluding franchise value. Growth in non-GAAP adjusted book value per share, adjusted for FG VIE consolidation (core adjusted book value), is one of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors. Management believes that non-GAAP adjusted book value is a useful measure because it enables an evaluation of the Company’s in-force premiums and revenues net of expected losses. Non-GAAP adjusted book value is non-GAAP operating shareholders’ equity, as defined above, further adjusted for the following:

1)	Elimination of deferred acquisition costs, net. These amounts represent net deferred expenses that have already been paid or accrued and will be expensed in future accounting periods.

2)	Addition of the net present value of estimated net future revenue. See below.

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of December 31, 2018		As of December 31, 2017
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,555	$63.23	$6,839	$58.95
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(45)	(0.44)	(146)	(1.26)
Fair value gains (losses) on CCS	74	0.72	60	0.52
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	247	2.39	487	4.20
Less taxes	(63)	(0.61)	(83)	(0.71)
Non-GAAP operating shareholders’ equity	6,342	61.17	6,521	56.20
Pre-tax adjustments:
Less: Deferred acquisition costs	105	1.01	101	0.87
Plus: Net present value of estimated net future revenue	204	1.96	146	1.26
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,005	28.98	2,966	25.56
Plus taxes	(524)	(5.04)	(512)	(4.41)
Non-GAAP adjusted book value	$8,922	$86.06	$9,020	$77.74

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax provision of $1 and $2)	$3	$0.03	$5	$0.03

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $4 and $3)	$(15)	$(0.15)	$(14)	$(0.12)

Net Present Value of Estimated Net Future Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated revenue for contracts other than financial guaranty insurance contracts (such as non-financial guaranty insurance contracts and credit derivatives). There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from these contracts, net of reinsurance, ceding commissions and premium taxes, for contracts without expected economic losses, and is discounted at 6%. Estimated net future revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

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

Reconciliation of GWP to PVP

	Year Ended December 31, 2018
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$320	$115	$167	$10	$612
Less: Installment GWP and other GAAP adjustments (1)	34	75	9	1	119
Upfront GWP	286	40	158	9	493
Plus: Installment premium PVP (2)	105	54	8	3	170
PVP	$391	$94	$166	$12	$663

	Year Ended December 31, 2017
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$190	$105	$(1)	$13	$307
Less: Installment GWP and other GAAP adjustments (1)	(3)	103	(1)	—	99
Upfront GWP	193	2	—	13	208
Plus: Installment premium PVP	3	64	12	2	81
PVP	$196	$66	$12	$15	$289

	Year Ended December 31, 2016
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$142	$15	$(1)	$(2)	$154
Less: Installment GWP and other GAAP adjustments (1)	(19)	15	(4)	(2)	(10)
Upfront GWP	161	—	3	—	164
Plus: Installment premium PVP	—	25	24	1	50
PVP	$161	$25	$27	$1	$214
_____________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

(2)	Includes PVP of credit derivatives assumed in the SGI Transaction in 2018.

Insured Portfolio

Financial Guaranty Exposure

The following table presents the insured financial guaranty portfolio by sector net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and scheduled principal and interest payments (debt service) outstanding. These amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of December 31, 2018 and December 31, 2017, the Company excluded $1.9 billion and $2.0 billion, respectively, of net par attributable to loss mitigation strategies. See Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, for additional information.

Financial Guaranty
Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2018		As of December 31, 2017
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$78,800	A-	$90,705	A-
Tax backed	40,616	A-	44,350	A-
Municipal utilities	28,462	A-	32,357	A-
Transportation	15,197	A-	17,030	A-
Healthcare	6,750	A-	8,763	A
Higher education	6,643	A-	8,195	A
Infrastructure finance	5,489	A-	4,216	BBB+
Housing revenue	1,435	BBB+	1,319	BBB+
Investor-owned utilities	1,001	A-	523	A-
Other public finance—U.S.	2,169	A-	1,934	A
Total public finance—U.S.	186,562	A-	209,392	A-
Non-U.S.:
Regulated utilities	18,325	BBB+	16,689	BBB+
Infrastructure finance	17,216	BBB	18,234	BBB
Pooled infrastructure	1,373	AAA	1,561	AAA
Other public finance	7,189	A	6,438	A
Total public finance—non-U.S.	44,103	BBB+	42,922	BBB+
Total public finance	230,665	A-	252,314	A-
Structured finance:
U.S.:
RMBS	4,270	BBB-	4,818	BBB-
Insurance securitizations	1,435	A+	1,449	A+
Consumer receivables	1,255	A-	1,590	A-
Pooled corporate obligations	1,215	AA-	1,347	A
Financial products	1,094	AA-	1,418	AA-
Other structured finance—U.S.	675	A-	602	A
Total structured finance—U.S.	9,944	A-	11,224	BBB+
Non-U.S.:
RMBS	576	A-	637	A-
Pooled corporate obligations	126	A	157	A+
Other structured finance	491	A	620	A
Total structured finance—non-U.S.	1,193	A	1,414	A
Total structured finance	11,137	A-	12,638	A-
Total net par outstanding	$241,802	A-	$264,952	A-

The following table sets forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating

	As of December 31, 2018		As of December 31, 2017
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,618	1.9%	$5,392	2.1%
AA	27,021	11.2	34,212	12.9
A	119,415	49.4	134,396	50.7
BBB	80,588	33.3	78,714	29.7
BIG	10,160	4.2	12,238	4.6
Total net par outstanding	$241,802	100.0%	$264,952	100.0%

The tables below show the Company's ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2018:

Ten Largest U.S. Public Finance Exposures
by Revenue Source
As of December 31, 2018

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$4,245	2.3%	BBB
Pennsylvania (Commonwealth of)	1,986	1.1	A-
Illinois (State of)	1,967	1.0	BBB
Puerto Rico, General Obligation, Appropriations and Guarantees of the Commonwealth	1,498	0.8	CCC
Puerto Rico Highways & Transportation Authority	1,319	0.7	CCC
Chicago (City of) Illinois	1,300	0.7	BBB
North Texas Tollway Authority	1,242	0.7	A
California (State of)	1,177	0.6	A
Massachusetts (Commonwealth of)	1,160	0.6	AA-
Wisconsin (State of)	1,124	0.6	A+
Total of top ten U.S. public finance exposures	$17,018	9.1%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2018

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Securitization	$500	5.0%	AA
SLM Private Credit Student Trust 2007-A	500	5.0	A+
Private US Insurance Securitization	424	4.3	AA
SLM Private Credit Student Loan Trust 2006-C	257	2.6	AA-
Private US Insurance Securitization	250	2.5	AA
Brightwood Fund III Static 2018-1, LLC	231	2.3	A-
Option One 2007-FXD2	196	2.0	CCC
Timberlake Financial, LLC Floating Insured Notes	175	1.8	BBB-
Soundview 2007-WMC1	160	1.6	CCC
Countrywide HELOC 2006-I	132	1.3	BBB-
Total of top ten U.S. structured finance exposures	$2,825	28.4%

Ten Largest Non-U.S. Exposures
As of December 31, 2018

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Southern Water Services Limited	United Kingdom	$2,592	5.7%	A-
Hydro-Quebec, Province of Quebec	Canada	2,060	4.5	A+
Thames Water Utility Finance PLC	United Kingdom	1,900	4.2	A-
Societe des Autoroutes du Nord et de l'Est de France S.A.	France	1,727	3.8	BBB+
Southern Gas Networks PLC	United Kingdom	1,635	3.6	BBB
Anglian Water Services Financing	United Kingdom	1,415	3.1	A-
Dwr Cymru Financing Limited	United Kingdom	1,392	3.1	A-
British Broadcasting Corporation (BBC)	United Kingdom	1,296	2.9	A+
National Grid Gas PLC	United Kingdom	1,247	2.8	BBB+
Channel Link Enterprises Finance PLC	France, United Kingdom	1,206	2.7	BBB
Total of top ten non-U.S. exposures		$16,470	36.4%

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of the Company's financial guaranty portfolio.

Geographic Distribution
of Financial Guaranty Portfolio
As of December 31, 2018

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
California	1,361	$33,847	14.0%
Texas	1,154	16,915	7.0
Pennsylvania	704	16,866	7.0
New York	829	15,077	6.2
Illinois	642	14,914	6.2
New Jersey	370	10,998	4.5
Florida	273	8,518	3.5
Michigan	349	5,635	2.3
Puerto Rico	18	4,767	2.0
Alabama	289	4,230	1.7
Other	2,726	54,795	22.7
Total U.S. public finance	8,715	186,562	77.1
U.S. Structured finance (multiple states)	485	9,944	4.1
Total U.S.	9,200	196,506	81.2
Non-U.S.:
United Kingdom	130	31,128	12.9
France	10	3,189	1.3
Canada	9	2,659	1.1
Australia	11	2,103	0.9
Italy	8	1,176	0.5
Other	45	5,041	2.1
Total non-U.S.	213	45,296	18.8
Total	9,413	$241,802	100.0%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following tables set forth the distribution of the Company's portfolio by original size of the Company's exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2018

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	12,717	$32,730	14.2%
$10 through $50 million	4,047	64,982	28.2
$50 through $100 million	693	36,171	15.7
$100 million to $200 million	372	37,960	16.4
$200 million or greater	229	58,822	25.5
Total	18,058	$230,665	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2018

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	154	$77	0.7%
$10 through $50 million	178	1,235	11.1
$50 through $100 million	64	1,464	13.1
$100 million to $200 million	82	2,657	23.9
$200 million or greater	104	5,704	51.2
Total	582	$11,137	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of December 31, 2018, all of which was rated BIG. Puerto Rico experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. In 2017, Hurricane Maria created additional challenges for Puerto Rico. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR). Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

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

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico
As of December 31, 2018

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2) (3)	$647	$301	$393	$(1)	$1,340	$1,383
Puerto Rico Public Buildings Authority (PBA)	9	142	—	(9)	142	148
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (3)	233	495	195	(79)	844	874
PRHTA (Highway revenue) (3)	351	84	40	—	475	536
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
Puerto Rico Electric Power Authority (PREPA) (3)	544	72	232	—	848	866
PRASA	—	284	89	—	373	373
MFA	189	40	74	—	303	349
COFINA (4)	264	—	9	—	273	273
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$2,237	$1,586	$1,033	$(89)	$4,767	$4,971
____________________

(1)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(2)	Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $2 million and fully accreted net par at maturity of $3 million.

(3)	As of the date of this filing, the seven-member financial oversight board established by PROMESA has certified a filing under Title III of PROMESA for these exposures.

(4)	As of the date of this filing, a plan of adjustment under PROMESA is effective for this credit.

The following tables show the scheduled amortization of the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations insured by the Company. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. In the event that obligors default on their obligations, the Company would only pay the shortfall between the principal and interest due in any given period and the amount paid by the obligors.

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of December 31, 2018

	Scheduled Net Par Amortization
	2019 (1Q)	2019 (2Q)	2019 (3Q)	2019 (4Q)	2020	2021	2022	2023	2024 -2028	2029 -2033	2034 -2038	2039 -2043	2044 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$—	$87	$—	$141	$15	$37	$14	$298	$341	$407	$—	$—	$1,340
PBA	—	—	3	—	5	13	—	7	58	36	20	—	—	142
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	—	32	—	25	18	28	33	120	127	296	165	—	844
PRHTA (Highway revenue)	—	—	21	—	22	35	6	32	77	145	137	—	—	475
PRCCDA	—	—	—	—	—	—	—	—	19	50	83	—	—	152
PRIFA	—	—	—	—	—	—	—	2	—	—	3	11	—	16
Other Public Corporations
PREPA	—	—	26	—	48	28	28	95	440	174	9	—	—	848
PRASA	—	—	—	—	—	—	—	—	110	—	2	—	261	373
MFA	—	—	55	—	45	40	40	22	91	10	—	—	—	303
COFINA	—	—	—	—	(1)	(2)	(2)	1	(8)	20	11	254	—	273
U of PR	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$—	$—	$224	$—	$285	$147	$137	$206	$1,205	$904	$968	$430	$261	$4,767

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of December 31, 2018

	Scheduled Net Debt Service Amortization
	2019 (1Q)	2019 (2Q)	2019 (3Q)	2019 (4Q)	2020	2021	2022	2023	2024 -2028	2029 -2033	2034 -2038	2039 -2043	2044 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$35	$—	$121	$—	$206	$74	$94	$71	$538	$512	$457	$—	$—	$2,108
PBA	3	—	7	—	12	20	6	13	84	51	23	—	—	219
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	22	—	54	—	67	59	68	72	295	262	374	180	—	1,453
PRHTA (Highway revenue)	13	—	34	—	46	58	27	52	159	208	152	—	—	749
PRCCDA	3	—	4	—	7	7	7	7	53	78	91	—	—	257
PRIFA	—	—	—	—	1	1	1	2	5	3	7	12	—	32
Other Public Corporations
PREPA	17	3	43	3	87	63	62	128	540	198	10	—	—	1,154
PRASA	10	—	10	—	19	19	19	19	197	68	70	68	300	799
MFA	8	—	62	—	58	50	48	28	106	11	—	—	—	371
COFINA	6	—	6	—	13	13	13	16	66	95	76	296	—	600
U of PR	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$117	$3	$341	$3	$516	$364	$345	$408	$2,043	$1,487	$1,260	$556	$300	$7,743

Financial Guaranty Exposure to U.S. Residential Mortgage-Backed Securities

The table below provides information on certain risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of December 31, 2018, U.S. RMBS net par outstanding was $4.3 billion, of which $2.4 billion was rated BIG. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 24% of total BIG net par outstanding as of December 31, 2018. See Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2018

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$27	$23	$2	$724	$68	$844
2005	62	241	29	233	172	737
2006	47	49	14	375	267	752
2007	—	388	42	1,049	398	1,877
2008	—	—	—	60	—	60
Total exposures	$136	$701	$87	$2,441	$905	$4,270

Financial Guaranty Exposure to the U.S. Virgin Islands

See Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are rated investment grade internally.

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of December 31, 2018	As of December 31, 2017	As of December 31, 2018	As of December 31, 2017
	(in millions)
Life insurance capital relief transactions	$880	$773	$763	$675
Aircraft RVI policies	340	201	218	140
____________________

(1)	The life insurance capital relief transactions net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

Reinsurance Exposures

The Company has exposure to reinsurers through reinsurance arrangements (both as a ceding company and as an assuming company).

Assumed outstanding exposure represents the amount of exposure assumed by the Company from third party insurers and reinsurers. Under these relationships, the Company assumes a portion of the ceding company’s insured risk in exchange for a premium. The Company may be exposed to risk in this portfolio in that the Company may be required to pay losses without a corresponding premium in circumstances where the ceding company is experiencing financial distress and is unable to pay premiums.

Ceded outstanding exposure represents the portion of insured risk ceded to external reinsurers. Under these relationships, the Company has ceded a portion of its insured risk to the reinsurer in exchange for the reinsurer receiving a share of the Company's premiums for the insured risk (typically, net of a ceding commission). The Company remains primarily liable for all risks it directly underwrites and is required to pay all gross claims. It then seeks reimbursement from the reinsurer for its proportionate share of claims. The Company may be exposed to risk for this exposure if it were required to pay the gross claims and not be able to collect ceded claims from an assuming company experiencing financial distress. The Company's ceded contracts generally allow the Company to recapture ceded financial guaranty business after certain triggering events, such as reinsurer downgrades. In accordance with U.S. statutory accounting requirements and U.S. insurance laws and regulations, in order for the Company to receive credit for liabilities ceded to reinsurers domiciled outside of the U.S., such reinsurers must secure their liabilities to the Company. The total collateral posted by all non-affiliated reinsurers as of December 31, 2018 was approximately $80 million.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to make periodic capital investments in their operating subsidiaries, purchase the Company's outstanding debt, or in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “Distributions From Subsidiaries” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

The following table presents significant holding company cash flow activity (other than investment income, expenses and taxes) related to distributions from subsidiaries and outflows for debt service and dividends, dividends to AGL shareholders and other capital management activities.

AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	AGL	AGUS	AGMH	Other Subsidiaries
	(in millions)
Year ended December 31, 2018
Intercompany sources	$597	$525	$205	$13
Intercompany (uses)	—	(485)	(192)	(663)
External sources (uses):
Dividends paid to AGL shareholders	(71)	—	—	—
Repurchases of common shares (1)	(500)	—	—	—
Interest paid (2)	—	(58)	(41)	—
Purchase of AGMH's debt by AGUS	—	(100)	—	—

Year ended December 31, 2017
Intercompany sources	$595	$391	$322	$16
Intercompany (uses)	—	(511)	(279)	(534)
External sources (uses):
Dividends paid to AGL shareholders	(70)	—	—	—
Repurchases of common shares (1)	(501)	—	—	—
Interest paid (2)	—	(32)	(45)	—
Purchase of AGMH's debt by AGUS	—	(28)	—	—

Year ended December 31, 2016
Intercompany sources	$388	$592	$547	$34
Intercompany (uses)	—	(322)	(513)	(726)
External sources (uses):
Dividends paid to AGL shareholders	(69)	—	—	—
Repurchases of common shares (1)	(306)	—	—	—
Interest paid (2)	—	(49)	(46)	—
____________________

(1)	See Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)	See Long-Term Obligations below for interest paid by subsidiary.

Distributions From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to AGC, AGM, MAC, AG Re and AGRO are described in Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2019 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $172 million, of which $74 million is estimated to be available for distribution in the first quarter of 2019.

•
The maximum amount available during 2019 for AGC to distribute as ordinary dividends is approximately $123 million, of which approximately $42 million is available for distribution in the first quarter of 2019.

•
The maximum amount available during 2019 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $32 million, of which approximately $5 million is available for distribution in the first quarter of 2019.

•
Based on the applicable law and regulations, in 2019 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $312 million as of December 31, 2018. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2018, AG Re had unencumbered assets of approximately $416 million.

•
Based on the applicable law and regulations, in 2019 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $96 million as of December 31, 2018. Such dividend capacity is further limited by the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of December 31, 2018, AGRO had unencumbered assets of approximately $342 million.

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

Each of the Company's insurance company subsidiaries may, with the approval of the relevant regulator, repurchase shares of its stock from its parent, so providing its parent with additional liquidity. AGC made such repurchases in 2018, AGM made such repurchases in 2017 and 2016 and MAC made such repurchases in 2017. See Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements, for more information.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018 the maturity date was extended to November 2023. During 2018, 2017 and 2016, AGUS repaid $10 million, $10 million and $20 million, respectively, in outstanding principal as well as accrued and unpaid interest. As of December 31, 2018, $50 million remained outstanding.

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

Cash and Investments

As of December 31, 2018, AGL had $45 million in cash and short-term investments. AGUS and AGMH had a total of $192 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $26 million in fixed-maturity securities (excluding AGUS's investment in AGMH's debt) with weighted average duration of 1.3 years.

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

Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company targets a balance of its most liquid assets including cash and short-term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company intends to hold and has the ability to hold temporarily impaired debt securities until the date of anticipated recovery of amortized cost.

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

Claims (Paid) Recovered

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Public finance	$(396)	$(263)	$(216)
Structured finance:
U.S. RMBS	159	48	(90)
Other structured finance	(9)	(14)	(48)
Structured finance	150	34	(138)
Claims (paid) recovered, net of reinsurance (1)	$(246)	$(229)	$(354)
____________________

(1)	Includes $2 million, $8 million and $11 million paid in 2018, 2017 and 2016, respectively, for consolidated FG VIEs.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.8 billion, all of which is rated BIG. Puerto Rico has experienced significant general fund budget deficits in recent years. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. In addition to high debt levels, Puerto Rico faces a challenging economic environment exacerbated by the impact of hurricane Maria in September 2017. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $755 million as of December 31, 2018. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At December 31, 2018, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by ISDA in order to provide for payments on a scheduled "pay-as-you-go" basis and to replicate the terms of a traditional financial guaranty insurance policy. However, the Company may also be required to pay if the obligor becomes bankrupt or if the reference obligation were restructured if, after negotiation, those credit events are specified in the documentation for the credit derivative transactions. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the Company may be required to make a cash termination payment to its swap counterparty upon such termination. Any such payment would probably occur prior to the maturity of the reference obligation and be in an amount larger than the amount due for that period on a “pay-as-you-go” basis.

The transaction documentation with one counterparty for $250 million of the CDS insured by AGC requires AGC to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of December 31, 2018, AGC had posted $1 million of collateral to satisfy these requirements and the maximum posting requirement was $250 million.

Consolidated Cash Flows

Consolidated Cash Flow Summary

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$451	$414	$(156)
Effect of FG VIE consolidation	11	19	24
Net cash flows provided by (used in) operating activities - reported	462	433	(132)
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	192	112	924
Acquisitions, net of cash acquired	—	95	(435)
Effect of FG VIE consolidation	105	138	587
Net cash flows provided by (used in) investing activities - reported	297	345	1,076
Net cash flows provided by (used in) financing activities before effects of FG VIE consolidation	(8)	(10)	8
Dividends paid	(71)	(70)	(69)
Repurchases of common stock	(500)	(501)	(306)
Repurchase of debt	(100)	(28)	—
Effect of FG VIE consolidation	(116)	(157)	(611)
Net cash flows provided by (used in) financing activities - reported (1)	(795)	(766)	(978)
Effect of exchange rate changes	(4)	5	(5)
Cash and restricted cash at beginning of period	144	127	166
Total cash and restricted cash at the end of the period	$104	$144	$127
____________________

(1)
Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

The most significant operating cash inflow in 2018 related to $363 million received as consideration for the SGI Transaction. The most significant operating cash inflow in 2017 was $426 million in commutation premiums. Operating cash flows were adversely affected by claim payments on Puerto Rico exposures in all three periods presented.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, paydowns on FG VIEs’ assets, inflows for the MBIA UK Acquisition in 2017 and outflows for the CIFG Acquisition in 2016. The higher investing inflows in 2016 primarily related to sales of securities whose proceeds were used to fund the CIFG Acquisition and proceeds from the paydown of a large FG VIE.

Financing activities primarily consisted of share repurchases, debt extinguishment, paydowns of FG VIEs’ liabilities, and dividends. The higher outflows from FG VIEs in 2016 were due to the paydown of a large transaction.

From January 1, 2019 through March 1, 2019, the Company repurchased an additional 1.2 million common shares. On February 27, 2019, the Board authorized share repurchases for an additional $300 million. As of March 1, 2019, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $350 million of its common shares. For more information about the Company's share repurchases and authorizations, see Item 8, Financial Statements and Supplementary Data, Note 18, Shareholders' Equity.

Commitments and Contingencies

Leases

The Company leases and occupies approximately 103,500 square feet in New York City through 2032. Subject to certain conditions, the Company has an option to renew the lease for five years at a fair market rent. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2029. See “–Contractual Obligations” or Item 8, Financial Statements and Supplementary Data, Note 15, Commitments and Contingencies, for lease payments due by period. Rent expense was $9 million in 2018, $9 million in 2017 and $13 million in 2016.

Long-Term Debt Obligations

The Company has outstanding long-term debt issued primarily by AGUS and AGMH. All of AGUS's and AGMH's debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis. The outstanding principal, and interest paid, on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
	(in millions)
AGUS	$850	$850	$58	$32	$49
AGMH	730	730	46	46	46
AGM	5	6	—	—	—
AGMH's debt purchased by AGUS (1)	(128)	(28)	(5)	(1)	—
Total	$1,457	$1,558	$99	$77	$95
 ____________________

(1)
Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS. See Item 8, Financial Statements and Supplementary Data, Note 16, Long-Term Debt and Credit Facilities, for additional information.

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures paid a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. In 2018 and 2017, AGUS purchased $100 million and $28 million of par, respectively, of the debentures, which resulted in a loss on extinguishment of debt on a consolidated basis of $34 million in 2018 and $9 million in 2017. The Company may choose to make additional purchases of this or other Company debt in the future.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities (CPS) is one-month LIBOR plus 200 bps. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors.

Contractual Obligations

The following table summarizes the Company's obligations under its contracts, including debt and lease obligations, and also includes estimated claim payments, based on its loss estimation process, under financial guaranty policies it has issued.

	As of December 31, 2018
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in millions)
Long-term debt(1):
AGUS:
7% Senior Notes	$14	$28	$28	$345	$415
5% Senior Notes	25	50	50	525	650
Series A Enhanced Junior Subordinated Debentures	8	15	16	487	526
AGMH:
6 7/8% QUIBS	7	14	14	636	671
6.25% Notes	14	29	29	1,364	1,436
5.6% Notes	6	11	11	546	574
Junior Subordinated Debentures	19	38	38	1,126	1,221
AGM Notes Payable	2	1	1	1	5
Operating lease obligations (2)	9	17	17	72	115
Other compensation plans (3)	12	—	—	—	12
Estimated claim payments (4)	804	908	162	1,228	3,102
Ceded premium payable, net of commission	7	7	6	15	35
Other	6	—	—	—	6
Total	$933	$1,118	$372	$6,345	$8,768
 ____________________

(1)	Includes interest and principal payments. See Item 8, Financial Statements and Supplementary Data, Note 16, Long-Term Debt and Credit Facilities, for expected maturities of debt.

(2)	Operating lease obligations exclude escalations in building operating costs and real estate taxes.

(3)
Amount excludes approximately $69 million of liabilities under various supplemental retirement plans, which are fair valued and payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $19 million of liabilities under Performance Retention Plan, which are payable at the time of vesting or termination of employment by either employer or employee. Given the nature of these awards, the Company is unable to determine the year in which they will be paid.

(4)
Claim payments represent estimated expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs. The amounts presented are not reduced for cessions under reinsurance contracts. Amounts include any benefit anticipated from excess spread or other recoveries within the contracts but do not reflect any benefit for recoveries under breaches of R&W. Amounts also exclude estimated recoveries related to past claims paid for policies in the public finance sector.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company; to manage investment risk within the context of the underlying portfolio of insurance risk; to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 4.9 years and 5.3 years as of December 31, 2018 and December 31, 2017, respectively. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 8, Financial Statements and Supplementary Data, Note 7, Fair Value Measurement and Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of December 31, 2018		As of December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$4,761	$4,911	$5,504	$5,760
U.S. government and agencies	167	175	272	285
Corporate securities	2,175	2,136	1,973	2,018
Mortgage-backed securities (1):
RMBS	999	982	852	861
Commercial mortgage-backed securities (CMBS)	542	539	540	549
Asset-backed securities	942	1,068	730	896
Non-U.S. government securities	298	278	316	305
Total fixed-maturity securities	9,884	10,089	10,187	10,674
Short-term investments	729	729	627	627
Total fixed-maturity and short-term investments	$10,613	$10,818	$10,814	$11,301
 ____________________

(1)	U.S. government-agency obligations were approximately 48% of mortgage backed securities as of December 31, 2018 and 39% as of December 31, 2017, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of December 31, 2018 and December 31, 2017, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	—	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	—	80	(3)	109	(3)
Asset-backed securities	48	—	3	—	51	—
Non-U.S. government securities	20	—	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities (1)		244		264		499
Number of securities with OTTI (1)		17		15		31
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2018, 38 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2018 was $43 million. As of December 31, 2017, of the securities in an unrealized loss position for 12 months or more, 28 securities had unrealized losses greater than 10% of book value with an unrealized loss of $27 million. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company determined that the unrealized losses recorded as of December 31, 2018 and December 31, 2017 were yield related and not the result of OTTI.

 Changes in interest rates affect the value of the Company’s fixed-maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of high-quality, liquid instruments.

The amortized cost and estimated fair value of the Company’s available-for-sale fixed-maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2018

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$206	$203
Due after one year through five years	1,507	1,497
Due after five years through 10 years	2,387	2,393
Due after 10 years	4,243	4,475
Mortgage-backed securities:
RMBS	999	982
CMBS	542	539
Total	$9,884	$10,089

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2018 and December 31, 2017. Ratings reflect the lower of Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of December 31, 2018	As of December 31, 2017
AAA	15.7%	14.3%
AA	48.2	52.4
A	19.8	18.9
BBB	5.0	3.4
BIG (1)	10.8	10.5
Not rated	0.5	0.5
Total	100.0%	100.0%
____________________

(1)	Includes primarily loss mitigation and other risk management assets. See Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, for additional information.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $266 million and $287 million, as of December 31, 2018 and December 31, 2017, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,855 million and $1,677 million, based on fair value, as of December 31, 2018 and December 31, 2017, respectively.

In 2018, the Company terminated all of the CDS contracts with a counterparty as to which it had collateral posting obligations, and the collateral that the Company had been posting to that counterparty was all returned to the Company. The Company still has collateral posting obligations with respect to one counterparty. See Item 8, Financial Statements and Supplementary Data, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

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

•
The fair value of the assets and liabilities of consolidated FG VIEs may fluctuate based on changes in prepayment spreads, default rates, interest rates, and house price depreciation/appreciation. The fair value of the FG VIEs’ liabilities would also fluctuate based on changes in the Company's credit spread.

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

The Company determines its own credit risk based on quoted CDS prices traded on the Company at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2018 and December 31, 2017 was 110 bps and 163 bps, respectively. Movements in AGM's CDS prices no longer have a significant impact on the estimated fair value of the Company's credit derivative contracts due to the run-off of CDS exposure at AGM.

Historically, the price of CDS traded on AGC and AGM moved directionally the same as general market spreads, although this may not always be the case. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC can have a more significant financial statement impact than the changes in risks they assume.

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

Effect of Changes in Credit Spread

	As of December 31, 2018		As of December 31, 2017
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(348)	$(141)	$(362)	$(93)
Base Scenario	(207)	—	(269)	—
Decrease of 25 bps	(143)	64	(213)	56
All transactions priced at floor	(101)	106	(105)	164
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments' values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk primarily in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed‑income securities generally decreases; as interests rates fall for an available-for-sale portfolio, the fair value of fixed-income securities generally increases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk; instead, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prohibit investment in historically high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's fixed-maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Sensitivity to Change in Interest Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
December 31, 2018	$1,226	$1,029	$552	$(465)	$(996)	$(1,525)
December 31, 2017	1,162	1,033	552	(552)	(1,106)	(1,667)

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

In addition, fluctuations in interest rates also impact the performance of insured transactions where there are differences between the interest rates on the underlying collateral and the interest rates on the insured securities. For example, a rise in interest rates could increase the amount of losses the Company projects for certain RMBS, Triple-X life insurance securitizations, and student loan transactions. The impact of fluctuations in interest rates on such transactions varies, depending on, among other things, the interest rates on the underlying collateral and insured securities, the relative amounts of underlying collateral and liabilities, the structure of the transaction, and the sensitivity to interest rates of the behavior of the underlying borrowers and the value of the underlying assets.

In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities. There are several RMBS transactions in the Company's insured portfolio which benefit from excess spread either by covering losses in a particular period, or reimbursing past claims under the Company's policies. As of December 31, 2018, the Company projects approximately $148 million of excess spread for all of its RMBS transactions over their remaining lives.

Since RMBS excess spread is determined by the relationship between interest rates on the underlying collateral and the trust’s certificates, it can be affected by unmatched moves in either of these interest rates.  For example, modifications to underlying mortgage rates (e.g. rate reductions for troubled borrowers) can reduce excess spread since there would be no equivalent decrease in the interest rates of the trust's liabilities. Similarly, an upswing in short-term rates that increases the trust’s certificate interest rate that is not met with equal increases to the interest rates on the underlying mortgages can decrease excess spread.  These potential reductions in excess spread are often mitigated by an interest rate cap, which goes into effect once the collateral rate falls below the stated certificate rate. Interest due on most of the RMBS securities the Company insures are capped at the collateral rate. The Company is not obligated to pay additional claims when the collateral interest rate drops below the trust's certificate stated interest rate, rather this just causes the Company to lose the benefit of potential positive excess spread. Additionally, faster than expected prepayments can decrease the dollar amount of excess spread and therefore reduce the cash flow available to cover losses or reimburse past claims.

Interest Expense

Beginning in the fourth quarter of 2016, fluctuations in interest rates also impacts the Company’s interest expense.  On December 15, 2016, the series A enhanced junior subordinated debentures issued by AGUS began to accrue interest at a floating rate, reset quarterly, equal to three-month LIBOR plus a margin equal to 2.38% (prior to December 15, 2016, the debentures paid a fixed 6.4% rate of interest).  The three-month LIBOR rate of 2.79% and 1.59% were used for the interest rate resets for December 15, 2018 and December 15, 2017, respectively.  Increases to three-month LIBOR will cause the Company’s interest expense to rise while decreases to three month LIBOR will lower the Company’s interest expense.  For example, if three-month LIBOR increases by 100 bps, the Company’s annual interest expense will increase by $1.5 million.  Conversely, if three-month LIBOR decreases by 100 bps, the Company’s annual interest expense will decrease by $1.5 million. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors.

Sensitivity of Investment Portfolio to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio as well as foreign denominated premium receivables. The Company's material exposure is to changes in dollar/pound sterling and dollar/euro exchange rates. Securities denominated in currencies other than U.S. Dollar were 7.4% and 7.6% of the fixed-maturity securities and short-term investments as of December 31, 2018 and 2017, respectively. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in OCI. The increase in the sensitivity to movements in foreign exchange rates for premium receivables in 2017 is primarily due to the acquisition of MBIA UK.

Sensitivity to Change in Foreign Exchange Rates

	Increase (Decrease) in Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Investment Portfolio:
December 31, 2018	$(239)	$(159)	$(80)	$80	$159	$239
December 31, 2017	(257)	(171)	(86)	86	171	257

Premium Receivables:
December 31, 2018	(192)	(128)	(64)	64	128	192
December 31, 2017	(190)	(127)	(63)	63	127	190

Sensitivity of FG VIEs’ Assets and Liabilities to Market Risk

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

Significant changes to any of the inputs described above could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIEs that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Assured Guaranty Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 1, 2019

We have served as the Company’s auditor since 2003.

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of December 31, 2018	As of December 31, 2017
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,884 and $10,187)	$10,089	$10,674
Short-term investments, at fair value	729	627
Other invested assets	55	94
Total investment portfolio	10,873	11,395
Cash	104	144
Premiums receivable, net of commissions payable	904	915
Ceded unearned premium reserve	59	119
Deferred acquisition costs	105	101
Salvage and subrogation recoverable	490	572
Financial guaranty variable interest entities’ assets, at fair value	569	700
Other assets	499	487
Total assets	$13,603	$14,433
Liabilities and shareholders’ equity
Unearned premium reserve	$3,512	$3,475
Loss and loss adjustment expense reserve	1,177	1,444
Long-term debt	1,233	1,292
Credit derivative liabilities	209	271
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	517	627
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	102	130
Other liabilities	298	355
Total liabilities	7,048	7,594
Commitments and contingencies (see Note 15)
Common stock ($0.01 par value, 500,000,000 shares authorized; 103,672,592 and 116,020,852 shares issued and outstanding)	1	1
Additional paid-in capital	86	573
Retained earnings	6,374	5,892
Accumulated other comprehensive income, net of tax of $38 and $89	93	372
Deferred equity compensation	1	1
Total shareholders’ equity	6,555	6,839
Total liabilities and shareholders’ equity	$13,603	$14,433

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Net earned premiums	$548	$690	$864
Net investment income	398	418	408
Net realized investment gains (losses)	(32)	40	(29)
Net change in fair value of credit derivatives	112	111	98
Fair value gains (losses) on financial guaranty variable interest entities	14	30	38
Bargain purchase gain and settlement of pre-existing relationships	—	58	259
Commutation gains (losses)	(16)	328	8
Other income (loss)	(22)	64	31
Total revenues	1,002	1,739	1,677
Expenses
Loss and loss adjustment expenses	64	388	295
Amortization of deferred acquisition costs	16	19	18
Interest expense	94	97	102
Other operating expenses	248	244	245
Total expenses	422	748	660
Income (loss) before income taxes	580	991	1,017
Provision (benefit) for income taxes
Current	(15)	11	117
Deferred	74	250	19
Total provision (benefit) for income taxes	59	261	136
Net income (loss)	$521	$730	$881

Earnings per share:
Basic	$4.73	$6.05	$6.61
Diluted	$4.68	$5.96	$6.56

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$521	$730	$881
Change in net unrealized gains (losses) on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $(32), $27 and $(42)	(215)	64	(89)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(8), $46 and $13	(26)	89	25
Change in net unrealized gains (losses) on investments	(241)	153	(64)
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse, net of tax	2	—	—
Other, net of tax provision (benefit) of $(2), $2, and (5)	(8)	14	(24)
Other comprehensive income (loss)	(247)	167	(88)
Comprehensive income (loss)	$274	$897	$793

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2015	137,928,552	$1	$1,342	$4,478	$237	$5	$6,063
Net income	—	—	—	881	—	—	881
Dividends ($0.52 per share)	—	—	—	(70)	—	—	(70)
Common stock repurchases	(10,721,248)	—	(306)	—	—	—	(306)
Share-based compensation and other	780,926	—	24	—	—	—	24
Other comprehensive loss	—	—	—	—	(88)	—	(88)
Balance at December 31, 2016	127,988,230	1	1,060	5,289	149	5	6,504
Net income	—	—	—	730	—	—	730
Dividends ($0.57 per share)	—	—	—	(70)	—	—	(70)
Common stock repurchases	(12,669,643)	—	(501)	—	—	—	(501)
Share-based compensation and other	702,265	—	14	—	—	(4)	10
Other comprehensive income	—	—	—	—	167	—	167
Reclassification of stranded tax effects (see Note 1)	—	—	—	(56)	56	—	—
Other	—	—	—	(1)	—	—	(1)
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839
Net income	—	—	—	521	—	—	521
Dividends ($0.64 per share)	—	—	—	(71)	—	—	(71)
Common stock repurchases	(13,243,107)	—	(500)	—	—	—	(500)
Share-based compensation and other	894,847	—	13	—	—	—	13
Other comprehensive loss	—	—	—	—	(247)	—	(247)
Effect of adoption of ASU 2016-01 (see Note 1)	—	—	—	32	(32)	—	—
Balance at December 31, 2018	103,672,592	$1	$86	$6,374	$93	$1	$6,555

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2018	2017	2016
Operating Activities:
Net Income	$521	$730	$881
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	36	26	39
Net amortization of premium (discount) on investments	(31)	(46)	(34)
Provision (benefit) for deferred income taxes	74	250	19
Net realized investment losses (gains)	32	(40)	29
Bargain purchase gain and settlement of pre-existing relationships	—	(58)	(259)
Change in premiums receivable, net of premiums and commissions payable	(6)	(69)	128
Change in ceded unearned premium reserve	58	90	22
Change in unearned premium reserve	39	(424)	(777)
Change in loss and loss adjustment expense reserve, net	(173)	142	(105)
Change in current income tax	(16)	(10)	27
Change in financial guaranty variable interest entities' assets and liabilities, net	(5)	(15)	(24)
Change in credit derivative assets and liabilities, net	(62)	(144)	(43)
Other	(5)	1	(35)
Net cash flows provided by (used in) operating activities	462	433	(132)
Investing activities
Fixed-maturity securities:
Purchases	(1,881)	(2,552)	(1,646)
Sales	1,180	1,701	1,365
Maturities	962	821	1,155
Short-term investments with maturities of over three months:
Purchases	(243)	(255)	(190)
Sales	23	102	172
Maturities	207	191	134
Net sales (purchases) of short-term investments with maturities of less than three months	(84)	36	(99)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	116	147	629
Acquisitions, net of cash acquired (see Note 2)	—	95	(435)
Proceeds from maturity of other invested asset	—	85	—
Other	17	(26)	(9)
Net cash flows provided by (used in) investing activities	297	345	1,076
Financing activities
Dividends paid	(71)	(70)	(69)
Repurchases of common stock	(500)	(501)	(306)
Repurchases of common stock to pay withholding taxes	(13)	(13)	(2)
Net paydowns of financial guaranty variable interest entities’ liabilities	(116)	(157)	(611)
Paydown of long-term debt	(101)	(30)	(2)
Proceeds from option exercises	6	5	12
Net cash flows provided by (used in) financing activities	(795)	(766)	(978)
Effect of foreign exchange rate changes	(4)	5	(5)
Increase (decrease) in cash and restricted cash	(40)	17	(39)
Cash and restricted cash at beginning of period (see Note 10)	144	127	166
Cash and restricted cash at end of period (see Note 10)	$104	$144	$127
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(4)	$10	$74
Interest on long-term debt	$99	$77	$95
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

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

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The 2016 financial information in Note 21, Subsidiary Information, reflects transfers of businesses between entities within the consolidated group that occurred in 2017, consistently for all prior periods presented. The presentation of cash flow amounts related to short-term investments was changed during 2018 to reflect cash flows on a gross, rather than a net, basis.

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

The Company combined the operations of its European subsidiaries, AGE, Assured Guaranty (UK) plc (AGUK), Assured Guaranty (London) plc (AGLN) and CIFG Europe S.A. (CIFGE) on November 7, 2018. Under the combination, AGUK, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGE (the Combination).

Significant Accounting Policies

The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to transactions in foreign denominations in those subsidiaries where the functional currency is the U.S. dollar, are reported in the consolidated statement of operations. Prior to the Combination, two of the Company's European subsidiaries had a functional currency other than the U.S. dollar. Gains and losses relating to translating foreign functional currency financial statements for U.S. GAAP reporting are recorded in other comprehensive income (loss) (OCI).

The chief operating decision maker manages the operations of the Company at a consolidated level. Therefore, all results of operations are reported as one segment.

Other accounting policies are included in the following notes.

Accounting Policies

Business Combinations	Note 2
Expected loss to be paid (insurance, credit derivatives and financial guaranty VIEs contracts)	Note 5
Contracts accounted for as insurance (premium revenue recognition, loss and loss adjustment expense and policy acquisition cost)	Note 6 and 13
Fair value measurement	Note 7
Credit derivatives (at fair value)	Note 8
Variable interest entities (at fair value)	Note 9
Investments and cash	Note 10
Income taxes	Note 12
Leases	Note 15
Long term debt	Note 16
Earnings per share	Note 17
Share repurchases	Note 18
Stock based compensation	Note 19

Adopted Accounting Standards

Changes to the Disclosure Requirements for Fair Value Measurement

            In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU removed, modified and added additional disclosure requirements on fair value measurements in Topic 820. The Company has adopted this ASU as of December 31, 2018 with the relevant disclosure updates included in Note 7, Fair Value Measurements.

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

For FG VIEs’ liabilities with recourse, the portion of the change in fair value caused by changes in instrument-specific credit risk (ISCR) (i.e., in the case of FG VIEs’ liabilities, the Company's own credit risk) must now be separately presented in OCI as opposed to the statement of operations. See Note 9, Variable Interest Entities for additional information.

Amendments under this ASU also apply to equity securities, except those that are accounted for under the equity method of accounting or that resulted in consolidation of the investee by the Company. For equity securities accounted for at fair value, changes in fair value that previously were recorded in OCI are now recorded in other income in the consolidated statements of operations effective January 1, 2018. Equity securities carried at cost as of December 31, 2017, are now recorded at cost less impairment plus or minus the change resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Such changes are recorded in the statement of operations. See Note 10, Investments and Cash for additional information.

On January 1, 2018, the Company adopted this ASU resulting in a cumulative-effect reclassification of a $32 million loss, net of tax, from retained earnings to accumulated OCI (AOCI).

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

Future Application of Accounting Standards

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310-20) - Premium Amortization on Purchased Callable Debt Securities.  This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date.  This ASU has no effect on the accounting for purchased callable debt securities held at a discount.  It is to be applied using a modified retrospective approach and the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU will have no effect on the Company's consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Subsequent to the issuance of this ASU, Topic 842 was amended by various updates that clarified the impact and implementation of ASU 2016-02. Collectively, these updates will require lessees to present right-of-use assets and lease liabilities on the balance sheet.  The Company currently accounts for its lease agreements, where the Company is the lessee, as operating leases and, therefore, does not record these leases on its consolidated balance sheet.  Upon adoption on January 1, 2019, the Company will report an increase in both assets and liabilities of approximately $69 million primarily related to the Company's office space leases.

Credit Losses on Financial Instruments

  In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU provides a new current expected credit loss model to account for credit losses on certain financial assets and off-balance sheet exposures (e.g., reinsurance recoverables, premium receivables, held-to- maturity debt securities, and loan commitments). That model requires an entity to estimate lifetime credit losses related to certain financial assets, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities, which includes requiring the recognition of an allowance rather than a direct write-down of the investment. The allowance may be reversed in the event that the credit of an issuer improves. In addition, the ASU eliminates the existing guidance for purchased credit impaired assets and introduces a new model for purchased financial assets with credit deterioration, such as the Company's loss mitigation securities. That new model would require the recognition of an initial allowance for credit losses, which is added to the purchase price.

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

2.	Assumption of Insured Portfolio and Business Combinations

Consistent with one of its key business strategies of supplementing its book of business through acquisitions of legacy financial guaranty companies or their portfolios, the Company has acquired two financial guaranty companies and completed one reinsurance transaction, since January 1, 2016, as described below.

Reinsurance of Syncora Guarantee Inc.’s Insured Portfolio

On June 1, 2018, the Company closed a reinsurance transaction (SGI Transaction) with Syncora Guarantee Inc. (SGI) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. As of June 1, 2018, the net par value of exposures reinsured and commuted totaled approximately $12 billion (including credit derivative net par of approximately $1.5 billion). The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet AGC’s underwriting criteria and generated $330 million of gross written premiums. On June 1, 2018, as consideration, SGI paid $363 million and assigned to Assured Guaranty financial guaranty future insurance installment premiums of $45 million, and future credit derivative installments of approximately $17 million. The assumed portfolio from SGI included below-investment-grade (BIG) contracts which had, as of June 1, 2018, expected losses to be paid of $131 million (present value basis using risk free rates), which will be expensed over the expected terms of those contracts as unearned premium reserve amortizes. In connection with the SGI Transaction, the Company incurred and expensed $4 million in fees to professional advisors.

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

Business Combinations

Accounting Policies

The acquisitions were accounted for under the acquisition method of accounting which requires that the assets and liabilities acquired be recorded at fair value. The Company exercised significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in each of the acquisitions. The most significant of these determinations related to the valuation of the acquired financial guaranty insurance contracts. On an aggregate basis, the acquired companies' contractual premiums for financial guaranty insurance contracts acquired were less than the premiums a market participant of similar credit quality would demand to acquire those contracts at the date of acquisition (particularly for BIG transactions) resulting in a significant amount of the purchase price being allocated to these contracts. For information on the methodology used to measure the fair value of assets acquired and liabilities assumed in the acquisitions, see Note 7, Fair Value Measurement.

The fair value of the Company's stand-ready obligation on the date of acquisition is recorded in unearned premium reserve. Thereafter, loss reserves and loss and loss adjustment expenses (LAE) are recorded in accordance with the Company's accounting policy for insurance or credit derivatives, depending on each contract's characteristics.

The excess of the fair value of net assets acquired over the consideration transferred was recorded, in each acquisition, as a bargain purchase gain in the statement of operations. In addition, the Company and each of the acquired companies had pre-existing reinsurance relationships, which were effectively settled at fair value on their respective acquisition dates. The gain or loss on settlement of these pre-existing reinsurance relationships represents the net difference between the historical assumed or ceded balances that were recorded by the Company and the fair value of ceded or assumed balances acquired and was also recorded in the statement of operations.

MBIA UK Insurance Limited

AGC completed its acquisition of MBIA UK Insurance Limited (MBIA UK) (the MBIA UK Acquisition), the U.K. operating subsidiary of MBIA Insurance Corporation (MBIA) on January 10, 2017 (the MBIA UK Acquisition Date). As consideration for the outstanding shares of MBIA UK plus $23 million in cash, AGC exchanged all its holdings of notes issued in the Zohar II 2005-1 transaction (Zohar II Notes), which were insured by MBIA. AGC’s Zohar II Notes had total outstanding principal of approximately $347 million and fair value of $334 million as of the MBIA UK Acquisition Date. The MBIA UK Acquisition added approximately $12 billion of net par insured on January 10, 2017.

MBIA UK was renamed Assured Guaranty (London) Ltd. and on June 1, 2017, was re-registered as a public limited company (plc). In a multi-step business combination completed on November 7, 2018, it ultimately transferred its insurance portfolio to and merged with and into AGE. See Note 1, Business and Basis of Presentation for additional information on the Combination of the Company's European subsidiaries, including AGLN.

The following table shows the net effect of the MBIA UK Acquisition on January 10, 2017, including the effects of the settlement of pre-existing relationships.

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

Revenue and net income (excluding the effects of subsequent tax reform) related to MBIA UK from the MBIA UK Acquisition Date through December 31, 2017 included in the consolidated statement of operations were approximately $192 million and $139 million, respectively, including the bargain purchase gain, settlement of pre-existing relationships, activity during the year and realized gain on the disposition of AGC's Zohar II Notes. For 2017, the Company recognized transaction expenses related to the MBIA UK Acquisition of $7 million, primarily related to legal and financial advisors fees.

Unaudited Pro Forma Results of Operations

The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and MBIA UK as if the acquisition had been completed on January 1, 2016, as required under GAAP. The pro forma accounts include the estimated historical results of the Company and MBIA UK and pro forma adjustments related to the earning of the unearned premium reserve and expected losses that would be recognized in the statement of operations for each prior period presented, as well as the bargain purchase gain, settlement of pre-existing relationships, realized gain on the disposition of the Zohar II Notes and MBIA UK acquisition related expenses, all net of tax at the applicable statutory rate.

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

At the time of the CIFG Acquisition, CIFGNA had a subsidiary financial guaranty company domiciled in France, CIFGE, which had been put into run-off and surrendered its licenses. CIFGNA had reinsured all of CIFGE’s outstanding financial guaranty business and also had issued a “second-to-pay policy” pursuant to which CIFGNA guaranteed the full and complete payment of any shortfall in amounts due from CIFGE on its insured portfolio; AGC assumed these obligations as part of the CIFGNA merger with and into AGC. As part of the Combination completed on November 7, 2018, CIFGE transferred its insurance portfolio to and merged with and into AGE. See Note 1, Business and Basis of Presentation for additional information on the Combination.

The following table shows the net effect of the CIFG Acquisition on July 1, 2016, including the effects of the settlement of pre-existing relationships.

	Fair Value of Net Assets Acquired, before Settlement of Pre-existing Relationships	Net effect of Settlement of Pre-existing Relationships	Net Effect of CIFG Acquisition
	(in millions)
Cash Purchase Price (1)	$443	$—	$443

Identifiable assets acquired:
Investments	770	—	770
Cash	8	—	8
Premiums receivable, net of commissions payable	18	—	18
Ceded unearned premium reserve	173	(173)	—
Deferred acquisition costs	1	(1)	—
Salvage and subrogation recoverable	23	—	23
Credit derivative assets	1	—	1
Deferred tax asset, net	194	34	228
Other assets	4	—	4
Total assets	1,192	(140)	1,052

Liabilities assumed:
Unearned premium reserves	306	(10)	296
Loss and loss adjustment expense reserve	1	(66)	(65)
Credit derivative liabilities	68	—	68
Other liabilities	17	—	17
Total liabilities	392	(76)	316
Net asset effect of CIFG Acquisition	800	(64)	736
Bargain purchase gain and settlement of pre-existing relationships resulting from CIFG Acquisition, after-tax	357	(64)	293
Deferred tax	—	(34)	(34)
Bargain purchase gain and settlement of pre-existing relationships resulting from CIFG Acquisition, pre-tax	$357	$(98)	$259
_____________________

(1)
The cash purchase price of $443 million represents the cash transferred for the acquisition which was allocated as follows: (1) $270 million for the purchase of net assets of $627 million, and (2) the settlement of pre-existing relationships between CIFGH and Assured Guaranty at a fair value of $173 million.

The bargain purchase gain reflects the fair value of CIFG’s assets and liabilities, as well as tax attributes that were recorded in deferred taxes related to net operating losses (NOL) (after Internal Revenue Code change in control provisions) and other temporary book-to-tax differences for which CIFG had recorded a full valuation allowance. The Company believes the bargain purchase gain resulted from the nature of the financial guaranty business and the desire of investors in CIFG to monetize their investments in CIFG.

Revenue and net income related to CIFG from the CIFG Acquisition Date through December 31, 2016 included in the consolidated statement of operations were approximately $307 million and $323 million, respectively. For 2016, the Company recognized transaction expenses related to the CIFG Acquisition of $6 million, primarily consisting of legal and financial advisors fees.

The Company has determined that the presentation of pro forma information is impractical for the CIFG Acquisition as historical financial records are not available on a U.S. GAAP basis.

3.    Ratings

The financial strength ratings (or similar ratings) for AGL’s insurance subsidiaries, along with the date of the most recent rating action (or confirmation) by the rating agency, are shown in the table below. Ratings are subject to continuous rating agency review and revision or withdrawal at any time. In addition, the Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies.

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (6/26/18)	AA+ (stable) (12/21/18)	A2 (stable) (5/7/18)	—
AGC	AA (stable) (6/26/18)	AA (stable) (11/30/18)	(1)	—
MAC	AA (stable) (6/26/18)	AA+ (stable) (7/12/18)	—	—
AG Re	AA (stable) (6/26/18)	—	—	—
AGRO	AA (stable) (6/26/18)	—	—	A+ (stable) (7/13/18)
AGE (2)	AA (stable) (6/26/18)	AA+ (stable) (12/21/18)	A2 (stable) (5/7/18)	—
___________________

(1)	AGC requested that Moody’s Investors Service, Inc. (Moody's) withdraw its financial strength ratings of AGC in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable).

(2)	As a result of the Combination, each of S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P), and Moody’s withdrew their ratings on AGLN and AGUK.

There can be no assurance that any of the rating agencies will not take negative action on the financial strength ratings (or similar ratings) of AGL's insurance subsidiaries in the future or cease to rate one or more of AGL's insurance subsidiaries, either voluntarily or at the request of that subsidiary.

For a discussion of the effects of rating actions on the Company, see Note 6, Contracts Accounted for as Insurance, and Note 13, Reinsurance.

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

The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although on occasion it may underwrite new issuances that it views as BIG, typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on a portfolio of insurance or reassuming a portfolio of reinsurance it had previously ceded; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, typically requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

     Public finance obligations insured by the Company primarily consist of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company also includes within public finance obligations those obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, health care facilities and government office buildings. The Company also includes within public finance similar obligations issued by territorial and non-U.S. sovereign and sub-sovereign issuers and governmental authorities.

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

Second-to-pay insured par outstanding represents transactions the Company has insured that are insured directly by another monoline financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the underlying insured obligation and the primary financial guarantor insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary insurer. The second-to-pay insured par outstanding as of December 31, 2018 and 2017 was $6.7 billion and $6.6 billion, respectively. The par on second-to-pay exposure where the ratings of the primary insurer and underlying transaction are both BIG and/or not rated is $111 million and $204 million as of December 31, 2018 and December 31, 2017, respectively.

Significant Risk Management Activities

The Portfolio Risk Management Committee, which includes members of senior management and senior risk and surveillance officers, establishes company-wide credit policy for the Company's direct and assumed business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company's subsidiaries. The Portfolio Risk Management Committee is responsible for enterprise risk management for the overall company and focuses on measuring and managing credit, market and liquidity risk for the overall company. All transactions in new asset classes or new jurisdictions must be approved by this committee. The U.S., U.K., AG Re and AGRO risk management committees conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They review and may revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

All transactions in the insured portfolio are assigned internal credit ratings by the relevant underwriting committee at inception, which credit ratings are updated by the relevant risk management committee based on changes in transaction credit quality. As part of the surveillance process, the Company monitors trends and changes in transaction credit quality, and recommends such remedial actions as may be necessary or appropriate. The Company also develops strategies to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company's litigation proceedings.

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

The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter, although the Company may also review a rating in response to developments impacting the credit when a ratings review is not scheduled. For assumed exposures, the Company may use the ceding company’s credit ratings of transactions where it is impractical for it to assign its own rating. The Company provides surveillance for exposures assumed from SGI, so for those exposures the Company assigns its own rating.

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

More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. For purposes of determining the appropriate surveillance category, the Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will pay more claims on that transaction in the future than it will have reimbursed. The three BIG categories are:

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

Financial Guaranty Exposure

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of December 31, 2018 and December 31, 2017, the Company excluded $1.9 billion and $2.0 billion, respectively, of net par attributable to loss mitigation securities, and other loss mitigation strategies (which are mostly BIG).

The following table presents the gross and net debt service for financial guaranty contracts.

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in millions)
Public finance	$361,511	$393,010	$358,438	$386,092
Structured finance	13,569	15,482	13,148	15,026
Total financial guaranty	$375,080	$408,492	$371,586	$401,118

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2018

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$413	0.2%	$2,399	5.4%	$1,533	15.4%	$273	22.9%	$4,618	1.9%
AA	21,646	11.6	1,711	3.9	3,599	36.2	65	5.4	27,021	11.2
A	105,180	56.4	13,013	29.5	1,016	10.2	206	17.3	119,415	49.4
BBB	52,935	28.4	25,939	58.8	1,164	11.7	550	46.1	80,588	33.3
BIG	6,388	3.4	1,041	2.4	2,632	26.5	99	8.3	10,160	4.2
Total net par outstanding	$186,562	100.0%	$44,103	100.0%	$9,944	100.0%	$1,193	100.0%	$241,802	100.0%
Financial Guaranty Portfolio by Internal Rating
As of December 31, 2017

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$877	0.4%	$2,541	5.9%	$1,655	14.7%	$319	22.5%	$5,392	2.1%
AA	30,016	14.3	205	0.5	3,915	34.9	76	5.4	34,212	12.9
A	118,620	56.7	13,936	32.5	1,630	14.5	210	14.9	134,396	50.7
BBB	52,739	25.2	24,509	57.1	763	6.8	703	49.7	78,714	29.7
BIG	7,140	3.4	1,731	4.0	3,261	29.1	106	7.5	12,238	4.6
Total net par outstanding	$209,392	100.0%	$42,922	100.0%	$11,224	100.0%	$1,414	100.0%	$264,952	100.0%

The following tables present gross and net par outstanding for the financial guaranty portfolio.

Financial Guaranty Portfolio
Gross Par Outstanding

	As of December 31, 2018	As of December 31, 2017
	(in millions)
U.S. public finance	$187,919	$211,441
Non-U.S. public finance	44,714	44,860
U.S. structured finance	10,352	11,652
Non-U.S. structured finance	1,206	1,433
Total gross par outstanding	$244,191	$269,386

Financial Guaranty Portfolio
Net Par Outstanding
by Sector

Sector	As of December 31, 2018	As of December 31, 2017
	(in millions)
Public finance:
U.S.:
General obligation	$78,800	$90,705
Tax backed	40,616	44,350
Municipal utilities	28,462	32,357
Transportation	15,197	17,030
Healthcare	6,750	8,763
Higher education	6,643	8,195
Infrastructure finance	5,489	4,216
Housing revenue	1,435	1,319
Investor-owned utilities	1,001	523
Other public finance	2,169	1,934
Total public finance—U.S.	186,562	209,392
Non-U.S.:
Regulated utilities	18,325	16,689
Infrastructure finance	17,216	18,234
Pooled infrastructure	1,373	1,561
Other public finance	7,189	6,438
Total public finance—non-U.S.	44,103	42,922
Total public finance	230,665	252,314
Structured finance:
U.S.:
Residential Mortgage-Backed Securities (RMBS)	4,270	4,818
Insurance securitizations	1,435	1,449
Consumer receivables	1,255	1,590
Pooled corporate obligations	1,215	1,347
Financial products	1,094	1,418
Other structured finance	675	602
Total structured finance—U.S.	9,944	11,224
Non-U.S.:
RMBS	576	637
Pooled corporate obligations	126	157
Other structured finance	491	620
Total structured finance—non-U.S.	1,193	1,414
Total structured finance	11,137	12,638
Total net par outstanding	$241,802	$264,952

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $186 million of gross par as of December 31, 2018. All of these commitments expire prior to the date of the filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Financial Guaranty Portfolio
Expected Amortization of
Net Par Outstanding
As of December 31, 2018

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$61,889	$5,739	$67,628
5 to 10 years	50,296	2,310	52,606
10 to 15 years	44,188	1,364	45,552
15 to 20 years	33,709	1,496	35,205
20 years and above	40,583	228	40,811
Total net par outstanding	$230,665	$11,137	$241,802

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2018

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,767	$399	$4,222	$6,388	$186,562
Non-U.S. public finance	796	245	—	1,041	44,103
Public finance	2,563	644	4,222	7,429	230,665
Structured finance:
U.S. RMBS	368	214	1,805	2,387	4,270
Triple-X life insurance transactions	—	—	85	85	1,184
Trust preferred securities (TruPS)	—	—	—	—	953
Other structured finance	127	79	53	259	4,730
Structured finance	495	293	1,943	2,731	11,137
Total	$3,058	$937	$6,165	$10,160	$241,802

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2017

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,368	$663	$4,109	$7,140	$209,392
Non-U.S. public finance	1,455	276	—	1,731	42,922
Public finance	3,823	939	4,109	8,871	252,314
Structured finance:
U.S. RMBS	374	304	2,083	2,761	4,818
Triple-X life insurance transactions	—	—	85	85	1,199
TruPS	161	—	—	161	1,349
Other structured finance	170	118	72	360	5,272
Structured finance	705	422	2,240	3,367	12,638
Total	$4,528	$1,361	$6,349	$12,238	$264,952

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of December 31, 2018

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,981	$77	$3,058	128	6	134
Category 2	932	5	937	39	1	40
Category 3	6,090	75	6,165	145	8	153
Total BIG	$10,003	$157	$10,160	312	15	327

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
Financial Guaranty Portfolio
Geographic Distribution of
Net Par Outstanding
As of December 31, 2018

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,361	$33,847	14.0%
Texas	1,154	16,915	7.0
Pennsylvania	704	16,866	7.0
New York	829	15,077	6.2
Illinois	642	14,914	6.2
New Jersey	370	10,998	4.5
Florida	273	8,518	3.5
Michigan	349	5,635	2.3
Puerto Rico	18	4,767	2.0
Alabama	289	4,230	1.7
Other	2,726	54,795	22.7
Total U.S. public finance	8,715	186,562	77.1
U.S. Structured finance (multiple states)	485	9,944	4.1
Total U.S.	9,200	196,506	81.2
Non-U.S.:
United Kingdom	130	31,128	12.9
France	10	3,189	1.3
Canada	9	2,659	1.1
Australia	11	2,103	0.9
Italy	8	1,176	0.5
Other	45	5,041	2.1
Total non-U.S.	213	45,296	18.8
Total	9,413	$241,802	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of December 31, 2018, all of which was rated BIG. Puerto Rico has experienced significant general fund budget deficits and a challenging economic environment since at least the financial crisis. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

On November 30, 2015 and December 8, 2015, the former governor of Puerto Rico (Former Governor) issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to "claw back" certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention Center District

Authority (PRCCDA). The Puerto Rico exposures insured by the Company subject to clawback are shown in the table “Puerto Rico Net Par Outstanding."

On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law by the President of the United States. PROMESA established a seven-member financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. On February 15, 2019, the United States Court of Appeals for the First Circuit (First Circuit) held that members of the Oversight Board were not appointed in compliance with the appointments clause of the U.S. Constitution, but declined to dismiss the Title III petitions previously filed by the Oversight Board and delayed the effectiveness of its ruling for 90 days so as to allow the President of the United States and the U.S. Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the appointments clause. See "Puerto Rico Recovery Litigation" below.

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

The Oversight Board has certified a number of fiscal plans (in some instances certifying revisions of previously certified plans) for the Commonwealth, PRHTA, Puerto Rico Electric Power Authority (PREPA) and PRASA. The Company does not believe the certified fiscal plans for the Commonwealth, PRHTA, PREPA or PRASA comply with certain mandatory requirements of PROMESA.

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. See “Puerto Rico Recovery Litigation” below.

The Company also participates in mediation and negotiations relating to its Puerto Rico exposure.

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

Constitutionally Guaranteed

General Obligation. As of December 31, 2018, the Company had $1,340 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

On October 23, 2018, the Oversight Board certified a revised fiscal plan for the Commonwealth. The revised certified Commonwealth fiscal plan indicates an expected primary budget surplus, if fiscal plan reforms are enacted, of $17.0 billion that would be available for debt service over the six-year forecast period ending 2023. The Company believes the available surplus set forth in the Oversight Board's revised certified fiscal plan (which assumes certain fiscal reforms are implemented by the Commonwealth) should be sufficient to cover contractual debt service of Commonwealth general obligation issuances and of authorities and public corporations directly implicated by the Commonwealth’s general fund during the forecast period. However, the revised certified Commonwealth fiscal plan indicates a net primary budget deficit for the period from 2023 through 2058, and there can be no assurance that the fiscal reforms will be enacted or, if they are, that the forecasted primary budget surplus will occur or, if it does, that such funds will be used to cover contractual debt service.

On January 14, 2019, the Oversight Board and certain other parties filed an objection in the United States District Court for the District of Puerto Rico (Federal District for Puerto Rico) seeking an order, among other things, disallowing claims based on the Commonwealth’s general obligation bonds issued on or after March 2012, contending that these bonds were issued in violation of the Commonwealth’s debt service limits. As of December 31, 2018, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012.

Puerto Rico Public Buildings Authority (PBA). As of December 31, 2018, the Company had $142 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then.

On December 21, 2018, the Oversight Board and certain other parties filed an adversary complaint in the Federal Court for Puerto Rico seeking a declaratory judgment that, among other things, the leases to public entities entered into by the PBA are not “true leases” for purposes of Section 365(d)(3) of the Bankruptcy Code and so the Commonwealth has no obligation to make payment to the PBA under such leases. On January 28, 2019, AGM and AGC moved to intervene in that action.
Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of December 31, 2018, the Company had $844 million insured net par outstanding of PRHTA (transportation revenue) bonds and $475 million insured net par outstanding of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

On June 29, 2018, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period.

PRCCDA. As of December 31, 2018, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of December 31, 2018, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

PREPA. As of December 31, 2018, the Company had $848 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017.

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

PRASA. As of December 31, 2018, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S.Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

On August 1, 2018, the Oversight Board certified a revised fiscal plan for PRASA.

MFA. As of December 31, 2018, the Company had $303 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

Puerto Rico Sales Tax Financing Corporation (COFINA). As of December 31, 2018, the Company had $273 million insured net par outstanding of subordinate COFINA bonds, which were secured primarily by a second lien on certain sales and use taxes. On February 12, 2019, pursuant to a plan of adjustment approved by the PROMESA Title III Court on February 4, 2019 (COFINA Plan of Adjustment), the Company paid off its insured COFINA bonds in full. Pursuant to the COFINA Plan of Adjustment, the Company received $152 million in initial par of closed lien senior bonds of COFINA validated by the PROMESA Title III Court (COFINA Exchange Senior Bonds), along with cash. The total par recovery (cash and COFINA Exchange Senior Bonds) represents 60% of the Company’s official Title III claim, which relates to amounts owed as of the date COFINA entered Title III proceedings. The Company may retain, sell, or insure and then sell, all or any portion of its $152 million of COFINA Exchange Senior Bonds. The COFINA Exchange Senior Bonds consist of both current interest bonds ($115 million) and capital appreciation bonds ($37 million).

The COFINA Plan of Adjustment was predicated on the settlement reached on June 7, 2018, among the court-appointed agents for COFINA and the Commonwealth to resolve a dispute between COFINA and the Commonwealth regarding ownership of the pledged sales tax base amount (PSTBA) of the 5.5% Sales and Use Taxes (SUT). The June 7, 2018 agreement in principle was memorialized in a Settlement Agreement dated October 19, 2018, which was approved by the

PROMESA Title III Court on February 4, 2019. That settlement requires, among other things, that future challenges to it be barred by the court or made illegal, and provides that, beginning July 1, 2018, the SUT would be paid first to COFINA until it has received 53.65% of the PSTBA and that the remaining 46.35% of the PSTBA would be paid to the Commonwealth thereafter. The settlement does not impact SUT in excess of the PSTBA, which is paid to the Commonwealth. The Company is reserving its contractual voting rights as deemed sole bondholder of certain Commonwealth general obligation bonds and its related subrogee rights with respect to both the SUT revenues allocated to the Commonwealth and other available resources of the Commonwealth.

U of PR. As of December 31, 2018, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

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

On May 16, 2017, The Bank of New York Mellon, as trustee for the bonds issued by COFINA, filed an adversary complaint for interpleader and declaratory relief with the Federal District Court for Puerto Rico to resolve competing and conflicting demands made by various groups of COFINA bondholders, insurers of certain COFINA Bonds and COFINA, regarding funds held by the trustee for certain COFINA bond debt service payments scheduled to occur on and after June 1, 2017. On May 19, 2017, an order to show cause was entered permitting AGM to intervene in this matter. On February 4, 2019, the Federal District Court for Puerto Rico approved the COFINA Plan of Adjustment described above, and the plan became effective on February 12, 2019. As a result, the interpleader action has been dismissed.

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

On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void ab initio the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case in July 2018. On August 3, 2018, a stipulated judgment was entered against AGM and AGC at their request based upon the court's July decision in the other Appointments Clause lawsuit and, on the same date, AGM and AGC appealed the stipulated judgment to the First Circuit. On August 15, 2018, the court consolidated, for purposes of briefing and oral argument, AGM and AGC's appeal with the other Appointments Clause lawsuit. The First Circuit consolidated AGM's and AGC's appeal with a third Appointments Clause lawsuit on September 7, 2018 and held a hearing on December 3, 2018. On February 15, 2019, the First Circuit issued its ruling on the appeal and held that members of the Oversight Board were not appointed in compliance with the Appointments Clause of the U.S. Constitution but declined to dismiss the Title III petitions citing the (i) de facto officer doctrine and (ii) negative consequences to the many innocent third parties who relied on the Oversight Board’s actions to date, as well as the further delay which would result from a dismissal of the Title III petitions. The case was remanded back to the Federal District Court for Puerto Rico for the appellants’ requested declaratory relief that the appointment of the board members of the Oversight Board is unconstitutional. The First Circuit delayed the effectiveness of its ruling for 90 days so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. On February 28, 2019, the Oversight Board announced that it will ask the U.S. Supreme Court to review the First Circuit’s February 15, 2019 decision and will also request a stay of the First Circuit’s ruling, pending the U.S. Supreme Court’s consideration of the Oversight Board’s petition for a writ of certiorari.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
	(in millions)
Exposure to Puerto Rico	$4,971	$5,186	$8,035	$8,514

Puerto Rico
Net Par Outstanding

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,340	$1,419
PBA	142	141
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	844	882
PRHTA (Highways revenue) (1)	475	495
PRCCDA	152	152
PRIFA	16	18
Other Public Corporations
PREPA (1)	848	853
PRASA	373	373
MFA	303	360
COFINA (2)	273	272
U of PR	1	1
Total net exposure to Puerto Rico	$4,767	$4,966
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

(2)	As of the date of this filing, a plan of adjustment under PROMESA is effective for this credit.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of December 31, 2018

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2019 (January 1 - March 31)	$—	$117
2019 (April 1 - June 30)	—	3
2019 (July 1 - September 30)	224	341
2019 (October 1 - December 31)	—	3
Subtotal 2019	224	464
2020	285	516
2021	147	364
2022	137	345
2023	206	408
2024-2028	1,205	2,043
2029-2033	904	1,487
2034-2038	968	1,260
2039-2043	430	556
2044-2047	261	300
Total	$4,767	$7,743

Exposure to the U.S. Virgin Islands

As of December 31, 2018, the Company had $496 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $222 million BIG. The $274 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $222 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of December 31, 2018	As of December 31, 2017	As of December 31, 2018	As of December 31, 2017
	(in millions)
Life insurance capital relief transactions (1)	$880	$773	$763	$675
Aircraft residual value insurance policies	340	201	218	140
____________________

(1)	The life insurance capital relief transactions net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

5.	Expected Loss to be Paid

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

Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts. The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation (e.g., future payments by obligors pursuant to restructuring agreements, settlements or litigation judgments, excess spread on underlying collateral, and other estimated recoveries, including those from restructuring bonds and for breaches of representations and warranties (R&W)), using current risk-free rates. Expected cash outflows and inflows are probability weighted cash flows that reflect management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities. The Company updates the discount rates each quarter and reflects the effect of such changes in economic loss development. Net expected loss to be paid is defined as expected loss to be paid, net of amounts ceded to reinsurers.

In circumstances where the Company has purchased its own insured obligations that have expected losses, and in certain cases issuers of insured obligations elected or the Company and an issuer mutually agreed as part of a negotiation to deliver the underlying collateral or insured obligation to the Company, expected loss to be paid is reduced by the proportionate share of the insured obligation that is held in the investment portfolio. The difference between the purchase price of the obligation and the fair value excluding the value of the Company's insurance is treated as a paid loss. Assets that are purchased by the Company are recorded in the investment portfolio, at fair value excluding the value of the Company's insurance. See Note 10, Investments and Cash and Note 7, Fair Value Measurement.

Economic loss development represents the change in net expected loss to be paid attributable to the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The three models are: (1) insurance as described in "Financial Guaranty Insurance Losses" in Note 6, Contracts Accounted for as Insurance, (2) derivative as described in Note 7, Fair Value Measurement and Note 8, Contracts Accounted for as Credit Derivatives, and (3) VIE consolidation as described in Note 9, Variable Interest Entities. The Company has paid and expects to pay future losses (net of recoveries) on policies which fall under each of the three accounting models.

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

The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate loss on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability over the life of most contracts.

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

Changes in the Company’s loss estimates for structured finance transactions generally will be influenced by factors impacting the performance of the assets supporting those transactions. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by factors such as the level and timing of loan defaults experienced; changes in housing prices; results from the Company's loss mitigation activities; and other variables.

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 3.06% with a weighted average of 2.74% as of December 31, 2018 and from 0.00% to 2.78% with a weighted average of 2.38% as of December 31, 2017. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 2.7% and 3.7% of the total as of December 31, 2018 and December 31, 2017, respectively.

Net Expected Loss to be Paid
Roll Forward

	Year Ended December 31,
	2018	2017
	(in millions)
Net expected loss to be paid, beginning of period	$1,303	$1,198
Net expected loss to be paid on the SGI portfolio as of June 1, 2018 (see Note 2)	131	—
Net expected loss to be paid on the MBIA UK portfolio as of January 10, 2017	—	21
Economic loss development (benefit) due to:
Accretion of discount	36	33
Changes in discount rates	(17)	25
Changes in timing and assumptions	(24)	255
Total economic loss development (benefit)	(5)	313
Net (paid) recovered losses	(246)	(229)
Net expected loss to be paid, end of period	$1,183	$1,303

Net Expected Loss to be Paid
Roll Forward by Sector
Year Ended December 31, 2018

	Net Expected Loss to be Paid (Recovered) as of December 31, 2017 (2)	Net Expected Loss to be Paid on SGI portfolio as of June 1, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2018 (2)
	(in millions)
Public finance:
U.S. public finance	$1,157	$—	$70	$(395)	$832
Non-U.S. public finance	46	1	(14)	(1)	32
Public finance	1,203	1	56	(396)	864
Structured finance:
U.S. RMBS	73	130	(69)	159	293
Other structured finance	27	—	8	(9)	26
Structured finance	100	130	(61)	150	319
Total	$1,303	$131	$(5)	$(246)	$1,183

Net Expected Loss to be Paid
Roll Forward by Sector
Year Ended December 31, 2017

	Net Expected Loss to be Paid (Recovered) as of December 31, 2016	Net Expected Loss to be Paid (Recovered) on MBIA UK as of January 10, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2017 (2)
	(in millions)
Public finance:
U.S. public finance	$871	$—	$554	$(268)	$1,157
Non-U.S. public finance	33	13	(5)	5	46
Public finance	904	13	549	(263)	1,203
Structured finance:
U.S. RMBS	206	—	(181)	48	73
Other structured finance	88	8	(55)	(14)	27
Structured finance	294	8	(236)	34	100
Total	$1,198	$21	$313	$(229)	$1,303
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The Company paid $28 million and $24 million in LAE for the years ended December 31, 2018 and 2017, respectively.

(2)	Includes expected LAE to be paid of $31 million as of December 31, 2018 and $23 million as of December 31, 2017.

The following table presents the present value of net expected loss to be paid and the net economic loss development for all contracts by accounting model.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31, 2018	As of December 31, 2017	Year Ended December 31, 2018	Year Ended December 31, 2017
	(in millions)
Financial guaranty insurance	$1,109	$1,226	$(9)	$353
FG VIEs (1) and other	76	91	(13)	(6)
Credit derivatives (2)	(2)	(14)	17	(34)
Total	$1,183	$1,303	$(5)	$313
____________________
(1)    See Note 9, Variable Interest Entities.

(2)    See Note 8, Contracts Accounted for as Credit Derivatives.

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.8 billion net par as of December 31, 2018, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 4, Outstanding Exposure.

As of December 31, 2018, the Company had insured $326 million net par outstanding of general obligation bonds issued by the City of Hartford, Connecticut, most of which was rated BIG at December 31, 2017. In the first quarter of 2018, the State of Connecticut entered into a contract assistance agreement with the City of Hartford under which the state pays the debt service costs of the City’s general obligation bonds, including those insured by the Company. As a result, the Company reduced the corresponding expected losses as of March 31, 2018 and upgraded this exposure to investment grade.
The Company had approximately $18 million of net par exposure as of December 31, 2018 to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full. In earlier years, the County provided funding to cover the balance of the debt service requirement, but subsequently claimed the District’s failure to reimburse it within the two years stipulated in the contribution agreement means that the County is not required to provide funding until it is reimbursed. See “Recovery Litigation” at the end of this note for the settlement agreement reached between the County, the District and AGC with respect to the County's obligations.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of December 31, 2018, the Company’s net par subject to the plan consisted of $110 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2018, including those mentioned above, would be $832 million, compared with a net expected loss of $1,157 million as of December 31, 2017. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At December 31, 2018, that credit was $586 million, compared with $385 million at December 31, 2017. The economic loss development in 2018 was $70 million, which was primarily attributable to Puerto Rico exposures, partially offset by a benefit related to the Company's exposure to the City of Hartford.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure net of reinsurance to these Spanish and Portuguese exposures is $432 million and $71 million, respectively. The Company rates all of these exposures BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign.

The Company also has exposure to infrastructure bonds dependent on payments from Hungarian governmental entities. The Company's exposure, net of reinsurance, to these Hungarian transactions is $177 million, all of which was rated BIG.

The Company also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $198 million of net par outstanding as of December 31, 2018. This transaction has been underperforming due to higher costs compared with expectations at underwriting, and is now rated BIG. However, traffic has been increasing, and in 2018, the Company changed its traffic assumptions for this road, resulting in a benefit.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $32 million as of December 31, 2018, compared with $46 million as of December 31, 2017. The economic benefit of approximately $14 million during 2018 was mainly attributable to the U.K. arterial road and changes in certain probability of default assumptions.

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

Mortgage borrowers that are not more than one payment behind (generally considered performing borrowers) have demonstrated an ability and willingness to pay through the recession and mortgage crisis, and as a result are viewed as less likely to default than delinquent borrowers. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when they will default, by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates (CDR), then projecting how the CDR will develop over time. Loans that are defaulted pursuant to the CDR after the near-term liquidation of currently delinquent loans represent defaults of currently performing loans and projected re-performing loans. A CDR is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (or “collateral pool balance”). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal prepayments, and defaults.

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

The Company had been enforcing claims for breaches of R&W regarding the characteristics of the loans included in the collateral pools. The Company calculates R&W recoveries and payables to include in its cash flow projections based on its agreements with R&W providers. As of December 31, 2018, the Company had a net R&W receivable of $5 million from R&W counterparties, compared with a net R&W receivable of $117 million as of December 31, 2017. The decrease was primarily due to cash received in 2018 from a favorable settlement of R&W litigation reached in late December 2017.

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

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each period the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the period of the performance of its insured transactions (including early stage delinquencies, late stage delinquencies and loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. The assumptions that the Company uses to project RMBS losses are shown in the sections below. The following table presents the U.S. RMBS net economic loss development (benefit).

Net Economic Loss Development (Benefit)
U.S. RMBS

	Year Ended December 31,
	2018	2017
	(in millions)
First lien U.S. RMBS	$16	$1
Second lien U.S. RMBS	(85)	(182)

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
First Lien Liquidation Rates

	As of December 31,
	2018	2017	2016
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	25%
Option ARM	20	20	25
Subprime	20	20	25
30 – 59 Days Delinquent
Alt-A and Prime	30	30	35
Option ARM	35	35	35
Subprime	40	40	40
60 – 89 Days Delinquent
Alt-A and Prime	40	40	45
Option ARM	45	50	50
Subprime	45	50	50
90+ Days Delinquent
Alt-A and Prime	50	55	55
Option ARM	55	60	55
Subprime	50	55	55
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	60	65	65
Option ARM	65	70	65
Subprime	60	65	65
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 4.5 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions had reached historically high levels, and the Company is assuming in the base case that the still elevated levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. Each quarter the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18 month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of December 31, 2018				As of December 31, 2017				As of December 31, 2016
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	1.2%	–	11.4%	4.6%	1.3%	–	9.8%	5.2%	1.0%	–	13.5%	5.7%
Final CDR	0.1%	–	0.6%	0.2%	0.1%	–	0.5%	0.3%	0.0%	–	0.7%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				80%				80%
2007+	70%				70%				70%
Option ARM
Plateau CDR	1.8%	–	8.3%	5.6%	2.5%	–	7.0%	5.9%	3.2%	–	7.0%	5.6%
Final CDR	0.1%	–	0.4%	0.3%	0.1%	–	0.3%	0.3%	0.2%	–	0.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				70%				70%
2007+	70%				75%				75%
Subprime
Plateau CDR	1.8%	–	23.2%	6.2%	3.5%	–	13.1%	7.8%	2.8%	–	14.1%	8.1%
Final CDR	0.1%	–	1.2%	0.3%	0.2%	–	0.7%	0.4%	0.1%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	80%				80%				80%
2006	75%				90%				90%
2007+	95%				95%				90%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2018 and December 31, 2017.

Total expected loss to be paid on all first lien U.S. RMBS was $243 million and $123 million as of December 31, 2018 and December 31, 2017, respectively. The reinsurance of the SGI portfolio added $113 million of net expected loss to first lien U.S. RMBS on June 1, 2018. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2018 as it used as of December 31, 2017, increasing and decreasing the periods of stress from those used in the base case.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $54 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $33 million for all first lien U.S. RMBS transactions.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, representing six months of delinquent loan liquidations, followed by 28 months of decrease to the steady state CDR, the same as of December 31, 2017.

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

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of December 31, 2018 that it will generally recover only 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries assumed to come in over time. This is the same assumption used as of December 31, 2017.   A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate.  In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes future recoveries of 10% of the balance of the charged off loans where the second lien is still intact. The Company assumes the recoveries are received evenly over the next five years, although actual recoveries will vary. The Company evaluates its assumptions periodically based on actual recoveries of charged off loans.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $50 million as of December 31, 2018 and total expected recovery on all second lien U.S. RMBS was $50 million as of December 31, 2017, respectively. This change was primarily due to cash received in 2018 from a favorable settlement of R&W litigation reached in late December 2017 and the addition of $17 million of net expected loss on second lien U.S. RMBS from reinsurance of the SGI portfolio on June 1, 2018 and partially offset by improvement in the performance of primarily HELOC transactions.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions for the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of December 31, 2018				As of December 31, 2017				As of December 31, 2016
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	4.6%	–	26.8%	10.1%	2.7%	–	19.9%	11.4%	3.5%	–	24.8%	13.6%
Final CDR trended down to	2.5%	–	3.2%	2.5%	2.5%	–	3.2%	2.5%	0.5%	–	3.2%	1.3%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				25%
30 – 59 Days Delinquent	35				45				50
60 – 89 Days Delinquent	50				60				65
90+ Days Delinquent	70				75				80
Bankruptcy	55				55				55
Foreclosure	65				70				75
Real Estate Owned	100				100				100
Loss severity	98%				98%				98%

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company's most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $9 million for HELOC transactions. On the other hand, in the Company's least stressful scenario, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $10 million for HELOC transactions.

Other Structured Finance

The Company had $1.2 billion of net par exposure to financial guaranty triple-X life insurance transactions as of December 31, 2018, of which $85 million in net par is rated BIG. The triple-X life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage triple-X life insurance transactions, which include the BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS.

The Company has insured or reinsured $1.1 billion net par of student loan securitizations issued by private issuers that are classified as structured finance. Of this amount, $96 million is rated BIG. In general, the projected losses are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company projected that its total net expected loss across its troubled non-U.S. RMBS structured finance exposures as of December 31, 2018, including those mentioned above, was $26 million and is primarily attributable to structured student loans. The economic loss development of $8 million was related to progress on efforts to workout triple-X life insurance transactions and LAE.

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

On November 1, 2013, Radian Asset Assurance Inc. commenced a declaratory judgment action in the U.S. District Court for the Southern District of Mississippi against Madison County, Mississippi (the County) and the Parkway East Public Improvement District (District) to establish its rights under a contribution agreement from the County supporting certain special assessment bonds issued by the District and insured by Radian Asset Assurance Inc. (now AGC). As of December 31, 2018, $18 million of such bonds were outstanding. The County maintained that its payment obligation is limited to two years of annual debt service, while AGC contended the County’s obligations under the contribution agreement continue so long as the bonds remain outstanding. On April 27, 2016, the district court granted AGC's motion for summary judgment, agreeing with AGC's interpretation of the County's obligations. The County appealed the district court’s summary judgment ruling to the United States Court of Appeals for the Fifth Circuit, and on May 31, 2017, the appellate court reversed the district court’s ruling and remanded the matter to the district court. In March 2018, the County, the District, and AGC executed a settlement agreement which formalizes the procedures related to the disposition of assessments and of the properties that have defaulted, and on May 11, 2018, the district court dismissed the case. The settlement agreement also provides for the County owned property to be conveyed to the District, which, to the extent practicable, is obligated to lease, sell or otherwise dispose of the property to maximize pledged revenues. Any such actions will require AGC’s consent.

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

Accounting Policies

Accounting for financial guaranty contracts that meet the scope exception under derivative accounting guidance are subject to industry specific guidance for financial guaranty insurance. The accounting for contracts that fall under the financial guaranty insurance definition are consistent whether contracts are written on a direct basis, assumed from another financial guarantor under a reinsurance treaty, ceded to another insurer under a reinsurance treaty, or acquired in a business combination.

Premiums receivable represent the present value of contractual or expected future premium collections discounted using risk free rates. Unearned premium reserve represents deferred premium revenue, less claim payments made and recoveries received that have not yet been recognized in the statement of operations (contra-paid). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under "Financial Guaranty Insurance Losses."

The amount of deferred premium revenue at contract inception is determined as follows:

•
For premiums received upfront on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is equal to the amount of cash received. Upfront premiums typically relate to public finance transactions.

•
For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is the present value (discounted at risk free rates) of either (1) contractual premiums due or (2) in cases where the underlying collateral is composed of homogeneous pools of assets, the expected premiums to be collected over the life of the contract. To be considered a homogeneous pool of assets, prepayments must be contractually allowable, the amount of prepayments must be probable, and the timing and amount of prepayments must be reasonably estimable. Installment premiums typically relate to structured finance transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the transaction.

•
For financial guaranty insurance contracts acquired in a business combination, deferred premium revenue is equal to the fair value of the Company's stand-ready obligation portion of the insurance contract at the date of acquisition based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date and not the actual cash flows under the insurance contract. The amount of deferred premium revenue may differ significantly from cash collections primarily due to fair value adjustments recorded in connection with a business combination.

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

For assumed reinsurance contracts, net earned premiums reported in the consolidated statements of operations are calculated based upon data received from ceding companies; however, some ceding companies report premium data between 30 and 90 days after the end of the reporting period. The Company estimates net earned premiums for the lag period.  Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. When installment premiums are related to assumed reinsurance contracts, the Company assesses the credit quality and liquidity of the ceding companies and the impact of any potential regulatory constraints to determine the collectability of such amounts.

Ceded unearned premium reserve is recorded as an asset. Direct, assumed and ceded earned premiums are presented together as net earned premiums in the statement of operations. See Note 13, Reinsurance, for a breakout of direct, assumed and ceded premiums. The components of net earned premiums are shown in the table below:

Net Earned Premiums

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$367	$385	$381
Accelerations from refundings and terminations	159	286	469
Accretion of discount on net premiums receivable	18	17	14
Financial guaranty insurance net earned premiums	544	688	864
Non-financial guaranty net earned premiums	4	2	—
Net earned premiums (1)	$548	$690	$864
 ___________________

(1)	Excludes $12 million, $15 million and $16 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Beginning of year	$915	$576	$693
Less: Non-financial guaranty insurance premium receivable	1	—	—
FG insurance premiums receivable	914	576	693
Premiums receivable from acquisitions (see Note 2)	—	270	18
Gross written premiums on new business, net of commissions (1)	610	301	193
Gross premiums received, net of commissions (2)	(577)	(301)	(258)
Adjustments:
Changes in the expected term	(8)	(8)	(38)
Accretion of discount, net of commissions on assumed business	9	12	9
Foreign exchange translation and remeasurement (3)	(35)	64	(41)
Cancellation of assumed reinsurance	(10)	—	—
FG insurance premium receivable (4)	903	914	576
Non-financial guaranty insurance premium receivable	1	1	—
December 31,	$904	$915	$576
____________________

(1)
For transactions where one of the Company's financial guaranty contracts is replaced by another of the Company's insurance subsidiary's contracts, gross written premiums in this table represents only the incremental amount in excess of the original gross written premiums. The year ended December 31, 2018 includes $330 million of gross written premiums assumed from SGI on June 1, 2018. See Note 2, Assumption of Insured Portfolio and Business Combinations.

(2)	The year ended December 31, 2018 includes $275 million of cash received from SGI on June 1, 2018.

(3)
Includes foreign exchange gain (loss) on remeasurement recorded in the consolidated statements of operations of $(33) million in 2018, $61 million in 2017, $(36) million in 2016. The remaining foreign exchange translation was recorded in OCI prior to the date of the Combination.

(4)	Excludes $9 million, $10 million and $11 million as of December 31, 2018, 2017 and 2016, respectively, related to consolidated FG VIEs.

Approximately 72% of installment premiums at both December 31, 2018 and December 31, 2017, respectively, are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of December 31, 2018
(in millions)
2019 (January 1 – March 31)	$33
2019 (April 1 – June 30)	32
2019 (July 1 – September 30)	21
2019 (October 1 – December 31)	18
2020	98
2021	79
2022	79
2023	66
2024-2028	278
2029-2033	182
2034-2038	98
After 2038	100
Total (1)	$1,084
____________________

(1)	Excludes expected cash collections on consolidated FG VIEs of $11 million.

The timing and cumulative amount of actual net earned premiums may differ from expected net earned premiums in the table below due to factors such as accelerations, commutations, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of December 31, 2018
(in millions)
2019 (January 1 – March 31)	$87
2019 (April 1 – June 30)	84
2019 (July 1 – September 30)	82
2019 (October 1 – December 31)	79
Subtotal 2019	332
2020	302
2021	275
2022	250
2023	229
2024-2028	898
2029-2033	603
2034-2038	339
After 2038	284
Net deferred premium revenue (1)	3,512
Future accretion	181
Total future net earned premiums	$3,693
 ____________________

(1)	Excludes net earned premiums on consolidated FG VIEs of $65 million and non-financial guaranty business net earned premium of $12 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of December 31, 2018	As of December 31, 2017
	(dollars in millions)
Premiums receivable, net of commission payable	$903	$914
Gross deferred premium revenue	1,313	1,205
Weighted-average risk-free rate used to discount premiums	2.3%	2.3%
Weighted-average period of premiums receivable (in years)	9.1	9.2

Financial Guaranty Insurance Acquisition Costs

Accounting Policy

Policy acquisition costs that are directly related and essential to successful insurance contract acquisition, as well as ceding commission income and expense on ceded and assumed reinsurance contracts, are deferred and reported net.

Capitalized policy acquisition costs include the cost of underwriting personnel attributable to successful underwriting efforts. Management uses its judgment in determining the type and amount of costs to be deferred. The Company conducts an annual study to determine deferral rates.

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

DAC is amortized in proportion to net earned premiums. Amortization of deferred policy acquisition costs includes the accretion of discount on ceding commission receivable and payable. When an insured obligation is retired early, the remaining related DAC is recognized at that time. Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as all overhead type costs are charged to expense as incurred.

Expected losses and LAE, investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Rollforward of
Deferred Acquisition Costs

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Beginning of year	$101	$106	$114
DAC adjustments from acquisitions (see Note 2)	—	(2)	—
Costs deferred during the period	19	16	11
Costs amortized during the period	(15)	(19)	(19)
December 31,	$105	$101	$106

Financial Guaranty Insurance Losses

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on unpaid losses and reported in other assets. As discussed in Note 7, Fair Value Measurement, contracts that meet the definition of a derivative, as well as consolidated FG VIEs’ assets and liabilities, are recorded separately at fair value. Any expected losses related to consolidated FG VIEs are eliminated upon consolidation.

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

The ceded component of salvage and subrogation recoverable is recorded in the line item other liabilities.

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

Insurance Contracts' Loss Information

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 3.06% with a weighted average of 2.74% as of December 31, 2018 and from 0.0% to 2.78% with a weighted average of 2.39% as of December 31, 2017.

Net Reserve (Salvage)

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Public finance:
U.S. public finance	$612	$901
Non-U.S. public finance	14	21
Public finance	626	922
Structured finance:
U.S. RMBS (1)	21	(114)
Other structured finance	30	40
Structured finance	51	(74)
Subtotal	677	848
Other payable (recoverable)	(3)	(4)
Total	$674	$844
____________________

(1)	Excludes net reserves of $47 million and $55 million as of December 31, 2018 and December 31, 2017, respectively, related to consolidated FG VIEs.

Components of Net Reserves (Salvage)

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Loss and LAE reserve	$1,177	$1,444
Reinsurance recoverable on unpaid losses (1)	(34)	(44)
Loss and LAE reserve, net	1,143	1,400
Salvage and subrogation recoverable	(490)	(572)
Salvage and subrogation payable (2)	24	20
Other payable (recoverable) (1)	(3)	(4)
Salvage and subrogation recoverable, net and other recoverable	(469)	(556)
Net reserves (salvage)	$674	$844
____________________
(1)          Recorded as a component of other assets in consolidated balance sheets.

(2)          Represents ceded reinsurance amounts recorded as a component of other liabilities in consolidated balance sheets.

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
Financial Guaranty Insurance Contracts

As of December 31, 2018
(in millions)
Net expected loss to be paid - financial guaranty insurance (1)	$1,109
Contra-paid, net	71
Salvage and subrogation recoverable, net, and other recoverable	469
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,142)
Net expected loss to be expensed (present value) (2)	$507
____________________

(1)	See "Net Expected Loss to be Paid (Recovered) by Accounting Model" table in Note 5, Expected Loss to be Paid.

(2)	Excludes $42 million as of December 31, 2018 related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2018
(in millions)
2019 (January 1 – March 31)	$8
2019 (April 1 – June 30)	10
2019 (July 1 – September 30)	9
2019 (October 1 – December 31)	9
Subtotal 2019	36
2020	37
2021	39
2022	40
2023	38
2024-2028	156
2029-2033	104
2034-2038	47
After 2038	10
Net expected loss to be expensed	507
Future accretion	88
Total expected future loss and LAE	$595

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Loss (Benefit)
	Year Ended December 31,
	2018	2017	2016
	(in millions)
Public finance:
U.S. public finance	$90	$553	$307
Non-U.S. public finance	(7)	(4)	(3)
Public finance	83	549	304
Structured finance:
U.S. RMBS (1)	(15)	(113)	30
Other structured finance	(4)	(48)	(39)
Structured finance	(19)	(161)	(9)
Loss and LAE	$64	$388	$295
____________________

(1)	Excludes a benefit of $3 million, a loss of $7 million and a loss of $7 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2018

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	128	(8)	39	(1)	145	(7)	312	—	312
Remaining weighted-average contract period (in years)	7.9	6.5	13.2	2.1	10.1	9.1	9.8	—	9.8
Outstanding exposure:
Principal	$3,052	$(71)	$938	$(6)	$6,249	$(159)	$10,003	$—	$10,003
Interest	1,319	(29)	592	(1)	3,140	(72)	4,949	—	4,949
Total (2)	$4,371	$(100)	$1,530	$(7)	$9,389	$(231)	$14,952	$—	$14,952
Expected cash outflows (inflows)	$98	$(5)	$264	$(1)	$4,029	$(80)	$4,305	$(290)	$4,015
Potential recoveries (3)	(465)	23	(81)	—	(2,542)	55	$(3,010)	192	(2,818)
Subtotal	(367)	18	183	(1)	1,487	(25)	1,295	(98)	1,197
Discount	83	(5)	(53)	—	(134)	(2)	(111)	23	(88)
Present value of expected cash flows	$(284)	$13	$130	$(1)	$1,353	$(27)	$1,184	$(75)	$1,109
Deferred premium revenue	$125	$(4)	$151	$—	$518	$(2)	$788	$(64)	$724
Reserves (salvage)	$(311)	$15	$48	$(1)	$993	$(24)	$720	$(47)	$673

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2017

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	139	(22)	46	(3)	150	(41)	335	—	335
Remaining weighted-average contract period (in years)	8.9	7.3	14.0	2.9	9.6	9.3	9.9	—	9.9
Outstanding exposure:
Principal	$4,397	$(96)	$1,352	$(8)	$6,445	$(190)	$11,900	$—	$11,900
Interest	2,110	(42)	1,002	(1)	3,098	(86)	6,081	—	6,081
Total (2)	$6,507	$(138)	$2,354	$(9)	$9,543	$(276)	$17,981	$—	$17,981
Expected cash outflows (inflows)	$186	$(5)	$492	$(1)	$3,785	$(104)	$4,353	$(307)	$4,046
Potential recoveries (3)	(595)	20	(145)	—	(2,273)	67	(2,926)	194	(2,732)
Subtotal	(409)	15	347	(1)	1,512	(37)	1,427	(113)	1,314
Discount	66	(4)	(93)	—	(78)	(2)	(111)	23	(88)
Present value of expected cash flows	$(343)	$11	$254	$(1)	$1,434	$(39)	$1,316	$(90)	$1,226
Deferred premium revenue	$112	$(5)	$129	$—	$540	$(6)	$770	$(74)	$696
Reserves (salvage)	$(380)	$11	$202	$(1)	$1,100	$(34)	$898	$(55)	$843
____________________

(1)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments. The ceded number of risks represents the number of risks for which the Company ceded a portion of its exposure.

(2)	Includes BIG amounts related to FG VIEs.

(3)
Represents expected inflows for future payments by obligors pursuant to restructuring agreements, settlement or litigation judgments, excess spread on any underlying collateral and other estimated recoveries.

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay.

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were downgraded below "A" by S&P or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $212 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations (VRDOs) for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2018, AGM and AGC had insured approximately $4.5 billion net par of VRDOs, of which approximately $53 million of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2018, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

During the periods presented, there were no transfers into or from Level 3 except for one transfer from Level 2 into Level 3 during 2017 because starting in the second quarter of 2017 the price of the security includes a significant unobservable assumption.

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

Short-term investments that are traded in active markets are classified within Level 1 in the fair value hierarchy and their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

As of December 31, 2018, the Company used models to price 123 securities, primarily securities that were purchased or obtained for loss mitigation or other risk management purposes, with a fair value of $1,411 million. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Invested Assets

As of December 31, 2018 and December 31, 2017, other invested assets included investments carried and measured at fair value on a recurring basis of $3 million and $48 million, respectively. December 31, 2017 included primarily preferred stock investments in the global property catastrophe risk market and in a fund that invested primarily in senior loans and bonds, which were sold in 2018. Fair values for the preferred stock investments were based on their respective net asset value (NAV) per share or equivalent. Included in the amounts above are other equity investments that were carried at their fair value of $2 million as of December 31, 2018 and December 31, 2017. These equity investments were classified as Level 3.

Other Assets

Committed Capital Securities

The fair value of committed capital securities (CCS), which is recorded in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 16, Long Term Debt and Credit Facilities). The AGC CCS and AGM CPS are carried at fair value with changes in fair value recorded in other income in the consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, London Interbank Offered Rate (LIBOR) curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding.

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

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives primarily consist of insured CDS contracts, and also include interest rate swaps that fall under derivative accounting standards requiring fair value accounting through the statement of operations. The following is a description of the fair value methodology applied to the Company's insured CDS that are accounted for as credit derivatives. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

Due to the lack of quoted prices and other observable inputs for its instruments or for similar instruments, the Company determines the fair value of its credit derivative contracts primarily through internally developed, proprietary models that use both observable and unobservable market data inputs. There is no established market where financial guaranty insured credit derivatives are actively traded; therefore, management has determined that the exit market for the Company’s credit derivatives is a hypothetical one based on its entry market. Management has tracked the historical pricing of the Company’s transactions to establish historical price points in the hypothetical market that are used in the fair value calculation. These contracts are classified as Level 3 in the fair value hierarchy as there are multiple unobservable inputs deemed significant to the valuation model, most importantly the Company’s estimate of the value of the non-standard terms and conditions of its credit derivative contracts and how the Company’s own credit spread affects the pricing of its transactions.

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2018 were such that market prices of the Company’s CDS contracts were not available.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices adjusted to reflect the non-standard terms of the Company's CDS contracts.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of December 31, 2018	As of December 31, 2017
Based on actual collateral specific spreads	20%	14%
Based on market indices	33%	48%
Provided by the CDS counterparty	47%	38%
Total	100%	100%
 ____________________
(1)    Based on par.

The rates used to discount future expected premium cash flows ranged from 2.47% to 2.89% at December 31, 2018 and 1.72% to 2.55% at December 31, 2017.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS transactions that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a transaction generally decreases. Due to the low volume and total net par of CDS contracts remaining in AGM's portfolio, changes in AGM's credit spreads do not significantly affect the fair value of these CDS contracts.

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 17% and 16% based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2018 and December 31, 2017, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The current level of AGC’s and AGM’s own credit spread has resulted in the bank or transaction originator hedging a portion of its exposure to AGC and AGM. This reduces the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third-party, based on a discounted cash flow approach. The FG VIEs issued securities collateralized by first lien and second lien RMBS as well as loans and receivables.

The fair value of the Company’s FG VIEs’ assets is generally sensitive to changes in estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could have materially changed the market value of the FG VIEs’ assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically could lead to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets. The third-party utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third-party, on comparable bonds.

The models to price the FG VIEs’ liabilities used, where appropriate, the same inputs used in determining fair value of FG VIEs’ assets and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest, taking into account the Company's own credit risk.

Significant changes to any of the inputs described above could have materially changed the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIEs that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically could lead to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically could lead to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2018

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale (1):
Fixed-maturity securities
Obligations of state and political subdivisions	$4,911	$—	$4,812	$99
U.S. government and agencies	175	—	175	—
Corporate securities	2,136	—	2,080	56
Mortgage-backed securities:
RMBS	982	—	673	309
Commercial mortgage-backed securities (CMBS)	539	—	539	—
Asset-backed securities	1,068	—	121	947
Non-U.S. government securities	278	—	278	—
Total fixed-maturity securities	10,089	—	8,678	1,411
Short-term investments	729	429	300	—
Other invested assets (2)	7	—	—	7
FG VIEs’ assets, at fair value (3)	569	—	—	569
Other assets (3) (4)	139	25	38	76
Total assets carried at fair value	$11,533	$454	$9,016	$2,063
Liabilities:
Credit derivative liabilities (3)	$209	$—	$—	$209
FG VIEs’ liabilities with recourse, at fair value (5)	517	—	—	517
FG VIEs’ liabilities without recourse, at fair value (3)	102	—	—	102
Total liabilities carried at fair value	$828	$—	$—	$828

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2017

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale (1):
Fixed-maturity securities
Obligations of state and political subdivisions	$5,760	$—	$5,684	$76
U.S. government and agencies	285	—	285	—
Corporate securities	2,018	—	1,951	67
Mortgage-backed securities:
RMBS	861	—	527	334
CMBS	549	—	549	—
Asset-backed securities	896	—	109	787
Non-U.S. government securities	305	—	305	—
Total fixed-maturity securities	10,674	—	9,410	1,264
Short-term investments	627	464	162	1
Other invested assets (2)	7	—	—	7
FG VIEs’ assets, at fair value (3)	700	—	—	700
Other assets (3) (4)	123	25	36	62
Total assets carried at fair value	$12,131	$489	$9,608	$2,034
Liabilities:
Credit derivative liabilities (3)	$271	$—	$—	$271
FG VIEs’ liabilities with recourse, at fair value (3)	627	—	—	627
FG VIEs’ liabilities without recourse, at fair value (3)	130	—	—	130
Total liabilities carried at fair value	$1,028	$—	$—	$1,028
 ____________________
(1)    Change in fair value is included in OCI.

(2)
Excludes investments of $45 million as of December 31, 2017, measured using NAV per share with the change in fair value recorded in the consolidated statements of operations, which were sold in 2018. Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

(3)    Change in fair value is included in the consolidated statements of operations.

(4)    Includes credit derivative assets.

(5)	Change in fair value attributable to ISCR is recorded in OCI with the remainder of the change in fair value recorded in the consolidated statements of operations.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2018 and 2017.

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2018

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	3	(2)	(14)	(2)	21	(2)	57	(2)	2	(3)	14	(4)	112	(6)	(1)	(3)	4	(3)
Other comprehensive income (loss)	18		3		(17)		(40)		—		—		—		2		—
Purchases	4		—		35		189		—		—		—		—		—
Issuances	—		—		—		—		—		—		(68)	(8)	—		—
Settlements	(2)		—		(64)		(46)		(116)		(1)		18		108		8
FG VIE deconsolidations	—		—		—		—		(17)		—		—		1		16
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$77		$(207)		$(517)		$(102)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of December 31, 2018									$13	(3)	$14	(4)	$122	(6)	$1	(3)	$3	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of December 31, 2018	$18		$3		$(14)		$(38)				$—				$2

Fair Value Level 3 Rollforward
Recurring Basis
Year Ended December 31, 2017

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities with Recourse, at Fair Value		FG VIEs’ Liabilities without Recourse, at Fair Value
	(in millions)
Fair value as of December 31, 2016	$39		$60		$365		$805		$876		$65		$(389)		$(807)		$(151)
MBIA UK Acquisition	—		—		—		7		—		—		—		—		—
Total pretax realized and unrealized gains/(losses) recorded in: (1)
Net income (loss)	(13)	(2)	6	(2)	27	(2)	113	(2)	37	(3)	(2)	(4)	107	(6)	(16)	(3)	(6)	(3)
Other comprehensive income (loss)	(2)		1		23		56		—		—		—		—		—
Purchases	—		—		42		173		—		1		—		—		—
Settlements	(2)		—		(123)		(367)		(147)		—		13		145		12
FG VIE consolidations	—		—		—		—		39		—		—		—		(39)
FG VIE deconsolidations	—		—		—		—		(105)		—		—		51		54
Transfers into Level 3	54		—		—		—		—		—		—		—		—
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Change in unrealized gains/(losses) related to financial instruments held as of December 31, 2017	$(2)		$1		$23		$123		$59	(3)	$(2)	(4)	$96	(6)	$(11)	(3)	$(6)	(3)
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

(5)
Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown gross in the consolidated balance sheet based on net exposure by counterparty.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Includes short-term investments, CCS and other invested assets.

(8)    Relates to SGI Transaction. See Note 2, Assumption of Insured Portfolio and Business Combinations.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2018

Financial Instrument Description(1)	Fair Value at December 31, 2018 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$99	Yield	4.5%	-	32.7%	12.0%

Corporate securities	56	Yield	29.5%

RMBS	309	CPR	3.4%	-	19.4%	6.2%
		CDR	1.5%	-	6.9%	5.2%
		Loss severity	40.0%	-	125.0%	82.7%
		Yield	5.3%	-	8.1%	6.3%
Asset-backed securities:
Triple-X life insurance transactions	620	Yield	6.5%	-	7.1%	6.8%

Collateralized loan obligations (CLOs)/TruPS	274	Yield	3.8%	-	4.7%	4.3%

Others	53	Yield	11.5%

FG VIEs’ assets, at fair value	569	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	7.1%

Other assets	74	Implied Yield	6.6%	-	7.2%	6.9%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(207)	Year 1 loss estimates	0.0%	-	66.0%	2.2%
		Hedge cost (in basis points (bps))	5.5	-	82.5	23.3
		Bank profit (in bps)	7.2	-	509.9	77.3
		Internal floor (in bps)	8.8	-	30.0	19.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(619)	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	5.6%
____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2017

Financial Instrument Description(1)	Fair Value at December 31, 2017 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities :
Obligations of state and political subdivisions	$76	Yield	4.5%	-	40.8%	12.5%

Corporate securities	67	Yield	22.5%

RMBS	334	CPR	1.3%	-	17.4%	6.4%
		CDR	1.5%	-	9.2%	5.9%
		Loss severity	40.0%	-	125.0%	82.5%
		Yield	4.0%	-	7.5%	5.6%
Asset-backed securities:
Triple-X life insurance transactions	613	Yield	6.2%	-	6.4%	6.3%

CLO/TruPS	116	Yield	2.6%	-	4.6%	3.3%

Others	58	Yield	10.7%

FG VIEs’ assets, at fair value	700	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.7%	-	10.0%	6.2%

Other assets	60	Implied Yield	5.2%	-	5.9%	5.5%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(269)	Year 1 loss estimates	0.0%	-	42.0%	3.3%
		Hedge cost (in bps)	17.6	-	122.6	48.1
		Bank profit (in bps)	6.0	-	852.5	107.5
		Internal floor (in bps)	8.0	-	30.0	21.8
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(757)	CPR	3.0%	-	14.9%	9.5%
		CDR	1.3%	-	21.7%	5.4%
		Loss severity	60.0%	-	100.0%	79.6%
		Yield	3.4%	-	10.0%	4.9%
____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes short-term investments with fair value of $1 million and several investments recorded in other invested assets with fair value of $7 million.

Not Carried at Fair Value

Financial Guaranty Insurance Contracts

For financial guaranty insurance contracts that are acquired in a business combination, the Company measures each contract at fair value on the date of acquisition, and then follows insurance accounting guidance on a recurring basis thereafter.  In addition, the Company discloses the fair value of its outstanding financial guaranty insurance contracts.  In both cases, fair value is based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. It is based on a variety of factors that may include pricing assumptions management has observed for portfolio transfers, commutations, and acquisitions that have occurred in the financial guaranty market, as well as prices observed in the credit derivative market with an adjustment for illiquidity so that the terms would be similar to a financial guaranty insurance contract, and also includes adjustments to the carrying value of unearned premium reserve for stressed losses, ceding commissions and return on capital. The Company classified this fair value measurement as Level 3.

Long-Term Debt

Long-term debt issued by AGUS and AGMH is valued by broker-dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions for the Company’s comparable instruments, and to a lesser extent, similar instruments in the broader insurance industry. The fair value measurement was classified as Level 2 in the fair value hierarchy.

The fair value of notes payable issued by AGM was determined by calculating the present value of the expected cash flows. The fair value measurement was classified as Level 3 in the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of December 31, 2018		As of December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Other invested assets	$1	$2	$8	$9
Other assets (2)	130	130	97	97
Liabilities:
Financial guaranty insurance contracts (1)	3,240	5,932	3,330	7,104
Long-term debt	1,233	1,496	1,292	1,627
Other liabilities (2)	12	12	55	55
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

(2)
The Company’s other assets and other liabilities consist predominantly of accrued interest, receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value.

8.	Contracts Accounted for as Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS). The credit derivative portfolio also includes interest rate swaps.

Credit derivative transactions are governed by ISDA documentation and have certain characteristics that differ from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. However, the Company may also be required to pay if the obligor becomes bankrupt or if the reference obligation were restructured if, after negotiation, those credit events are specified in the documentation for the credit derivative transactions. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a CDS contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

Accounting Policy

Credit derivatives are recorded at fair value. Changes in fair value are recorded in “net change in fair value of credit derivatives” on the consolidated statement of operations. Realized gains (losses) and other settlements on credit derivatives include credit derivative premiums received and receivable for credit protection the Company has sold under its insured CDS contracts, premiums paid and payable for credit protection the Company has purchased, claims paid and payable and received and receivable related to insured credit events under these contracts, ceding commission expense or income and any realized gains or losses on termination. The fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 7, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivative Net Par Outstanding by Sector

     The components of the Company’s credit derivative net par outstanding are presented in the table below. The increase in credit derivative net par outstanding from year-end 2017 was a result of the June 1, 2018 SGI Transaction discussed in Note 2, Assumption of Insured Portfolio and Business Combinations. As part of that transaction, the Company reinsured SGI's insurance of credit derivatives within its portfolio, primarily infrastructure finance and regulated utility transactions, with a net par of $1.5 billion and a credit derivative liability of $68 million. The credit derivatives assumed from SGI have no expected losses. The estimated remaining weighted average life of credit derivatives was 11.6 years at December 31, 2018 and 11.7 years at December 31, 2017.

Credit Derivatives (1)

	As of December 31, 2018		As of December 31, 2017
Asset Type	Net Par Outstanding	Net Fair Value	Net Par Outstanding	Net Fair Value
	(in millions)
Pooled infrastructure	$1,373	$(34)	$1,561	$(42)
Infrastructure finance	1,300	(63)	572	(36)
Regulated utilities	1,096	(11)	548	(10)
Pooled corporate obligations (TruPS collateralized debt obligations (CDOs))	642	(28)	878	(72)
U.S. RMBS	641	(31)	916	(53)
Other (2)	1,130	(40)	1,732	(56)
Total	$6,182	$(207)	$6,207	$(269)
____________________
(1)    Expected recoveries were $2 million as of December 31, 2018 and $14 million as of December 31, 2017.

(2)	This represents numerous transactions across various asset classes, such as health care revenue, municipal utilities and and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2018		As of December 31, 2017
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,813	29.4%	$2,144	34.6%
AA	1,690	27.3	1,170	18.8
A	1,171	18.9	1,517	24.5
BBB	1,351	21.9	1,038	16.7
BIG (1)	157	2.5	338	5.4
Credit derivative net par outstanding	$6,182	100.0%	$6,207	100.0%
____________________

(1)	BIG relates to U.S. RMBS exposures as of December 31, 2018 and both, U.S. RMBS and TruPS CDOs as of December 31, 2017.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Realized gains on credit derivatives	$9	$17	$56
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(25)	(27)	(27)
Realized gains (losses) and other settlements	(16)	(10)	29
Net unrealized gains (losses)	128	121	69
Net change in fair value of credit derivatives	$112	$111	$98

During 2018, unrealized fair value gains were primarily generated by CDS terminations, run-off of CDS par and price improvements on the underlying collateral of the Company’s CDS. In addition, unrealized fair value gains were generated by the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies during the period. The unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads driven by the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC’s and AGM’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC and AGM, which management refers to as the CDS spread on AGC and AGM, decreased the implied spreads that the Company would expect to receive on these transactions increased.

During 2017 and 2016, unrealized fair value gains were primarily generated by CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. The majority of the CDS transactions that were terminated were as a result of settlement agreements with several CDS counterparties. In 2016, the unrealized fair value gains were partially offset by unrealized losses resulting from wider implied net spreads. The wider implied net spreads were primarily a result of the decreased cost to buy protection in AGC’s and AGM’s name, as the market cost of AGC’s and AGM’s credit protection decreased significantly during the period. During 2017, the cost to buy protection in AGC’s and AGM’s name, specifically the five-year CDS spread, did not change materially during the period, and therefore did not have a material impact on the Company’s unrealized fair value gains and losses on CDS.

    The following table summarizes the effects of terminations and settlements of credit derivative contracts.

Terminations and Settlements
of Direct Credit Derivative Contracts

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net par of terminated credit derivative contracts	$601	$331	$3,811
Realized gains (losses) and other settlements	1	(15)	20
Net unrealized gains (losses) on credit derivatives	5	26	103

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in bps)

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
Five-year CDS spread:
AGC	110	163	158
AGM	116	145	158

One-year CDS spread
AGC	22	70	35
AGM	24	28	29

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(407)	$(555)
Plus: Effect of AGC and AGM credit spreads	200	286
Net fair value of credit derivatives	$(207)	$(269)

The fair value of CDS contracts at December 31, 2018, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and ratings downgrades. Offsetting the benefit attributable to AGC’s and AGM’s credit spread were higher credit spreads in the fixed income security markets. The higher credit spreads in the fixed income security market are due to the lack of liquidity in the TruPS CDO, pooled infrastructure, and infrastructure finance markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $250 million of CDS par insured by AGC requires AGC to post collateral, subject to a $250 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of December 31, 2018 and December 31, 2017.

AGC Insured CDS Collateral Posting Requirements

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Gross par of CDS with collateral posting requirement	$250	$497
Maximum posting requirement	250	464
Collateral posted	1	18

In the first quarter of 2018, the Company terminated all of the CDS contracts with a counterparty as to which it had collateral posting obligations, and the collateral that the Company had been posting to that counterparty was all returned to the Company. The Company still has collateral posting obligations with respect to one counterparty.

9.	Variable Interest Entities

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs but does not act as the servicer or collateral manager for any VIE obligations guaranteed by its insurance subsidiaries. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company's financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs, generate interest income that are in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIEs (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

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

Accounting Policy

The Company evaluates whether it is the primary beneficiary of its VIEs. If the Company concludes that it is the primary beneficiary, it is required to consolidate the entire VIE in the Company's financial statements and eliminate the effects of the financial guaranty insurance contracts issued by AGM and AGC on the consolidated FG VIEs’ debt obligations.

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

The FG VIEs’ liabilities that are insured by the Company are considered to be with recourse, because the Company guarantees the payment of principal and interest regardless of the performance of the related FG VIEs’ assets. FG VIEs’ liabilities that are not insured by the Company are considered to be without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs’ assets.

The Company has limited contractual rights to obtain the financial records of its consolidated FG VIEs. The FG VIEs do not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company until approximately 30 days after the end of any given period. The time required to perform adequate reconciliations and analyses of the information in these trustee reports results in a one quarter lag in reporting the FG VIEs’ activities. The Company records the fair value of FG VIEs’ assets and liabilities based on modeled prices. The Company updates the model assumptions each reporting period for the most recent available information, which incorporates the impact of material events that may have occurred since the quarter lag date. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is recorded in "fair value gains (losses) on FG VIEs" in the consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in ISCR which is now separately presented in OCI, effective January 1, 2018 as described below. Interest income and interest expense are derived from the trustee reports and also included in "fair value gains (losses) on FG VIEs." The Company has elected the fair value option for assets and liabilities classified as FG VIEs’ assets and liabilities because the carrying amount transition method was not practical.

The cash flows generated by the FG VIEs’ assets are classified as cash flows from investing activities. Paydowns of FG liabilities are supported by the cash flows generated by FG VIEs’ assets, and for liabilities with recourse, possibly claim payments made by AGM or AGC under its financial guaranty insurance contracts. Paydowns of FG liabilities both with and without recourse are classified as cash flows used in financing activities. Interest income, interest expense and other expenses of the FG VIEs’ assets and liabilities are classified as operating cash flows. Claim payments made by AGC and AGM under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation and therefore such claim payments are treated as paydowns of FG VIEs’ liabilities as a financing activity as opposed to an operating activity of AGM and AGC.

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

Consolidated FG VIEs

Number of FG VIEs Consolidated

	Year Ended December 31,
	2018	2017	2016

Beginning of year	32	32	34
Consolidated	—	2	1
Deconsolidated	(1)	(2)	(2)
Matured	—	—	(1)
December 31	31	32	32

The total unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due was approximately $71 million at December 31, 2018 and $99 million at December 31, 2017. The aggregate unpaid principal of the FG VIEs’ assets was approximately $350 million greater than the aggregate fair value at December 31, 2018. The aggregate unpaid principal of the FG VIEs’ assets was approximately $361 million greater than the aggregate fair value at December 31, 2017.

The change in the instrument-specific credit risk of the FG VIEs’ assets held as of December 31, 2018 that was recorded in the consolidated statements of operations for 2018 was a gain of $7 million. The change in the ISCR of the FG VIEs’ assets was a gain of $35 million for 2017 and a gain of $55 million for 2016. To calculate ISCR, the change in the fair value of the FG VIEs’ assets is allocated between changes that are due to ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the date of consolidation less current expected cash flows discounted at original contractual rate. The net present value is calculated by discounting the expected cash flows of the underlying security, at the relevant effective interest rate.

The unpaid principal for FG VIEs’ liabilities with recourse, which represent obligations insured by AGC or AGM, was $565 million and $674 million as of December 31, 2018 and December 31, 2017, respectively. FG VIEs’ liabilities with recourse will mature at various dates ranging from 2018 to 2038. The aggregate unpaid principal balance of the FG VIEs’ liabilities with recourse was approximately $48 million greater than the aggregate fair value of the FG VIEs’ liabilities with recourse as of both December 31, 2018 and December 31, 2017. The aggregate unpaid principal balance of the FG VIEs’ liabilities without recourse was approximately $28 million and $25 million greater than the aggregate fair value of the FG VIEs’ liabilities without recourse as of December 31, 2018 and December 31, 2017, respectively. See Consolidated Statements of Comprehensive Income and Note 20, Other Comprehensive Income, for information on changes in fair value of the FG VIEs’ liabilities with recourse that is attributable to changes in the Company's own credit risk.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2018		As of December 31, 2017
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$299	$326	$362	$385
U.S. RMBS second lien	115	137	144	177
Manufactured housing	53	54	64	65
Total with recourse	467	517	570	627
Without recourse	102	102	130	130
Total	$569	$619	$700	$757

     The effects of consolidating FG VIEs includes (i) changes in fair value gains (losses) on FG VIEs’ assets and liabilities, (ii) the elimination of premiums and losses related to the AGC and AGM FG VIEs’ liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Effect of Consolidating FG VIEs

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net earned premiums	$(12)	$(15)	$(16)
Net investment income	(4)	(5)	(10)
Net realized investment gains (losses)	—	—	1
Fair value gains (losses) on FG VIEs	14	30	38
Loss and LAE	(3)	7	7
Effect on income before tax	(5)	17	20
Less: tax provision (benefit)	(1)	6	7
Effect on net income (loss)	$(4)	$11	$13

Effect on OCI	$2	$(1)	$1

Effect on cash flows from operating activities	$11	$19	$24

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Effect on shareholders’ equity (decrease) increase	$1	$2

For all periods presented, the primary driver of the gain in fair value of FG VIEs’ assets and FG VIEs’ liabilities was an increase in the value of the FG VIEs’ assets resulting from improvement in the underlying collateral.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $87 million and liabilities of $21 million as of December 31, 2018 and assets of $86 million and liabilities of $41 million as of December 31, 2017.

Non-Consolidated VIEs

As described in Note 4, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 19 thousand policies monitored as of December 31, 2018, approximately 16 thousand policies are not within the scope of ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of December 31, 2018 and 2017, the Company identified 110 and 99 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 31 and 32 FG VIEs as of December 31, 2018 and December 31, 2017, respectively. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 4, Outstanding Exposure.

10.	Investments and Cash

Accounting Policy

The vast majority of the Company's investment portfolio consists of fixed-maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 99.5% based on fair value as of December 31, 2018), and therefore carried at fair value. Changes in fair value for other-than-temporarily-impaired securities are bifurcated between credit losses and non-credit changes in fair value. The credit loss on other-than-temporarily-impaired securities is recorded in the statement of operations and the non-credit component of the change in fair value of securities is recorded in OCI. For securities in an unrealized loss position where the Company has the intent to sell or it is more-likely-than-not that it will be required to sell the security before recovery, the entire impairment loss (i.e., the difference between the security's fair value and its amortized cost) is recorded in the consolidated statements of operations. Credit losses reduce the amortized cost of impaired securities. The amortized cost basis is adjusted for accretion and amortization (using the effective interest method) with a corresponding entry recorded in net investment income.

Realized gains and losses on sales of investments are determined using the specific identification method. Realized loss includes amounts recorded for other-than-temporary impairments (OTTI) on debt securities and the declines in fair value of securities for which the Company has the intent to sell the security or inability to hold until recovery of amortized cost.

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

Other invested assets, as of December 31, 2018, primarily include an investment in the limited partnership interest of a fund that invests in the equity of private equity managers and a minority interest in an independent investment advisory firm specializing in separately managed accounts, both of which are accounted for under the equity method. See "Adoption of ASU 2016-01" below.

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

The Company assesses the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the security is in an unrealized loss position and its net present value is less than the amortized cost of the investment, an OTTI is recorded. The net present value is calculated by discounting the Company's estimate of projected future cash flows at the effective interest rate implicit in the debt security at the time of purchase. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other relevant data. For mortgage‑backed and asset backed securities, cash flow estimates also include prepayment and other assumptions regarding the underlying collateral such as default rates, recoveries and changes in value. The assumptions used in these projections require the use of significant management judgment.

In addition to the factors noted above, the Company also seeks advice from its outside investment managers. If that assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

Adoption of ASU 2016-01

Up until December 31, 2017, the change in fair value of preferred stock investments and certain other equity investments was recorded in OCI. Effective January 1, 2018, in accordance with ASU 2016-01, the change in fair value of these investments is recorded in other income in the consolidated statements of operations. Upon adoption of this section of ASU 2016-01, the Company reclassified a loss of approximately $1 million, net of tax, from AOCI to retained earnings. See also Note 9, Variable Interest Entities, for the effect of this ASU on FG VIEs.

In addition, in accordance with ASU 2016-01, the Company elected the new measurement alternative for equity securities that were accounted for under the cost method as of December 31, 2017 because they did not have a readily determinable fair value. Effective January 1, 2018, these equity securities are accounted at cost less any impairment, plus or minus the change resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer in the consolidated statements of operations.

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $91 million and $97 million as of December 31, 2018 and December 31, 2017, respectively.

Net Investment Income

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Income from fixed-maturity securities managed by third parties	$297	$298	$306
Income from internally managed securities (1)	110	129	111
Gross investment income	407	427	417
Investment expenses	(9)	(9)	(9)
Net investment income	$398	$418	$408
____________________

(1)	Year ended December 31, 2017 included accretion on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Assumption of Insured Portfolio and Business Combinations.

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Gross realized gains on available-for-sale securities (1)	$20	$95	$28
Gross realized losses on available-for-sale securities	(12)	(12)	(8)
Net realized gains (losses) on other invested assets	(1)	—	2
OTTI:
Total OTTI	(35)	(33)	(47)
Less: portion of OTTI recognized in OCI	4	10	4
Net OTTI recognized in net income (loss) (2)	(39)	(43)	(51)
Net realized investment gains (losses)	$(32)	$40	$(29)
____________________

(1)	Year ended December 31, 2017 included a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Assumption of Insured Portfolio and Business Combinations.

(2)	Net OTTI recognized in net income (loss) was primarily a result of a decline in expected cash flows on loss mitigation securities.

The proceeds from sales of fixed-maturity securities available-for-sale were $1,180 million, $1,701 million and $1,365 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company recorded a gain on change in fair value of equity securities in other income of $27 million for the year ended December 31, 2018, which includes a gain of $31 million related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in 2018.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an OTTI and for which unrealized loss was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Balance, beginning of period	$162	$134	$108
Additions for credit losses on securities for which an OTTI was not previously recognized	—	13	3
Reductions for securities sold and other settlements	—	(4)	(4)
Additions for credit losses on securities for which an OTTI was previously recognized	23	19	27
Balance, end of period	$185	$162	$134

Investment Portfolio

As of December 31, 2018, the majority of the investment portfolio is managed by seven outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally do not permit its outside managers to purchase securities rated lower than A- by S&P or A3 by Moody’s, excluding an allocation not to exceed 5% of the aggregate externally managed portfolio, to corporate securities not rated lower than BBB by S&P or Baa2 by Moody’s.

The investment portfolio tables shown below include assets managed both externally and internally. The internally managed portfolio primarily consists of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) other alternative investments that the Company believes present an attractive investment opportunity. One of the Company's strategies for mitigating losses has been to purchase loss mitigation securities, at discounted prices. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties (other risk management assets).

Alternative investments include various funds investing in both equity and debt securities, including catastrophe bonds (until redemption in 2018) as well as investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $83 million remains to be invested as of December 31, 2018.

Investment Portfolio
Carrying Value

	As of December 31,
	2018	2017
	(in millions)
Fixed-maturity securities (1):
Externally managed	$8,909	$9,443
Internally managed	1,180	1,231
Short-term investments	729	627
Other invested assets:
Internally managed
Alternative investments	39	69
Other	16	25
Total	$10,873	$11,395
____________________

(1)	10.8% and 10.5% of fixed-maturity securities are rated BIG as of December 31, 2018 and December 31, 2017, respectively.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2018

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI (2)	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	45%	$4,761	$168	$(18)	$4,911	$40	AA-
U.S. government and agencies	2	167	9	(1)	175	—	AA+
Corporate securities	20	2,175	13	(52)	2,136	(4)	A
Mortgage-backed securities(4):	—
RMBS	9	999	17	(34)	982	(15)	A-
CMBS	5	542	4	(7)	539	—	AAA
Asset-backed securities	9	942	131	(5)	1,068	97	BB
Non-U.S. government securities	3	298	2	(22)	278	—	AA
Total fixed-maturity securities	93	9,884	344	(139)	10,089	118	A+
Short-term investments	7	729	—	—	729	—	AAA
Total investment portfolio	100%	$10,613	$344	$(139)	$10,818	$118	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2017

Investment Category	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI (2)	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	51%	$5,504	$267	$(11)	$5,760	$23	AA
U.S. government and agencies	2	272	14	(1)	285	—	AA+
Corporate securities	18	1,973	63	(18)	2,018	(6)	A
Mortgage-backed securities(4):
RMBS	8	852	26	(17)	861	(1)	BBB+
CMBS	5	540	12	(3)	549	—	AAA
Asset-backed securities	7	730	166	—	896	136	B
Non-U.S. government securities	3	316	6	(17)	305	—	AA
Total fixed-maturity securities	94	10,187	554	(67)	10,674	152	A+
Short-term investments	6	627	—	—	627	—	AAA
Total investment portfolio	100%	$10,814	$554	$(67)	$11,301	$152	A+
____________________

(1)	Based on amortized cost.

(2)	See Note 20, Other Comprehensive Income.

(3)
Ratings in the tables above represent the lower of the Moody’s and S&P classifications except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 48% of mortgage backed securities as of December 31, 2018 and 39% as of December 31, 2017 based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories.

The following tables present the fair value of the Company’s available-for-sale portfolio of obligations of state and political subdivisions as of December 31, 2018 and December 31, 2017 by state.

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2018 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
New York	$5	$49	$492	$546	$536	AA
Texas	19	170	344	533	520	AA
California	63	77	378	518	482	A
Washington	80	81	193	354	349	AA
Florida	8	13	220	241	236	A+
Massachusetts	75	—	144	219	211	AA
Illinois	16	55	127	198	192	A
Pennsylvania	35	5	98	138	136	A+
District of Columbia	41	—	92	133	131	AA
Georgia	10	10	94	114	110	AA-
All others	96	210	1,103	1,409	1,369	AA-
Total	$448	$670	$3,285	$4,403	$4,272	AA-

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2017 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
New York	$13	$44	$568	$625	$598	AA
California	76	83	421	580	527	A
Texas	17	212	321	550	528	AA
Washington	93	87	214	394	381	AA
Florida	5	17	244	266	254	AA-
Massachusetts	70	—	151	221	208	AA
Illinois	18	51	131	200	189	A
Ohio	16	22	102	140	136	AA
Pennsylvania	33	21	76	130	125	A+
District of Columbia	43	—	85	128	123	AA
All others	138	263	1,233	1,634	1,577	AA-
Total	$522	$800	$3,546	$4,868	$4,646	AA-
____________________

(1)
Excludes $508 million and $892 million as of December 31, 2018 and 2017, respectively, of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

The revenue bond portfolio primarily consists of essential service revenue bonds issued by transportation authorities and other utilities, water and sewer authorities and universities.

Revenue Bonds
Sources of Funds

	As of December 31, 2018		As of December 31, 2017
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Transportation	$967	$925	$955	$889
Water and sewer	580	566	670	641
Higher education	557	543	515	492
Tax backed	471	458	600	570
Municipal utilities	287	267	324	315
Healthcare	278	270	308	293
All others	145	143	174	169
Total	$3,285	$3,172	$3,546	$3,369

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2017

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$166	$(4)	$281	$(7)	$447	$(11)
U.S. government and agencies	151	—	18	(1)	169	(1)
Corporate securities	201	(1)	240	(17)	441	(18)
Mortgage-backed securities:
RMBS	191	(5)	213	(12)	404	(17)
CMBS	29	—	80	(3)	109	(3)
Asset-backed securities	48	—	3	—	51	—
Non-U.S. government securities	20	—	140	(17)	160	(17)
Total	$806	$(10)	$975	$(57)	$1,781	$(67)
Number of securities (1)		244		264		499
Number of securities with OTTI (1)		17		15		31
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2018, 38 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities as of December 31, 2018 was $43 million. As of December 31, 2017, of the securities in an unrealized loss position for 12 months or more, 28 securities had unrealized losses greater than 10% of book value with an unrealized loss of $27 million. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2018 and December 31, 2017 were yield-related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2018 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2018

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$206	$203
Due after one year through five years	1,507	1,497
Due after five years through 10 years	2,387	2,393
Due after 10 years	4,243	4,475
Mortgage-backed securities:
RMBS	999	982
CMBS	542	539
Total	$9,884	$10,089

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $266 million and $287 million, as of December 31, 2018 and December 31, 2017, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,855 million and $1,677 million, based on fair value as of December 31, 2018 and December 31, 2017, respectively.

No material investments of the Company were non-income producing for years ended December 31, 2018 and 2017, respectively.

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of December 31,
	2018	2017
	(in millions)
Cash	$104	$144
Restricted cash	—	—
Total cash and restricted cash	$104	$144

11.	Insurance Company Regulatory Requirements

The following table summarizes the equity and income amounts reported to local regulatory bodies in the U.S. and Bermuda for insurance company subsidiaries within the group. The discussion that follows describes the basis of accounting and differences to GAAP.

Insurance Regulatory Amounts Reported

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2018	2017	2018	2017	2016
	(in millions)
U.S. statutory companies:
AGM (1) (2)	$2,533	$2,254	$172	$152	$191
AGC (1) (2)	1,793	2,073	(5)	219	108
MAC (2)	321	270	55	32	142
Bermuda statutory companies:
AG Re	1,249	1,294	131	155	139
AGRO	383	380	10	10	8
____________________

(1)
Policyholders' surplus of AGM and AGC includes their indirect share of MAC. AGM and AGC own 60.7% and 39.3%, respectively, of the outstanding stock of Municipal Assurance Holdings Inc. (MAC Holdings), which owns 100% of the outstanding common stock of MAC.

(2)
As of December 31, 2018, policyholders' surplus is net of contingency reserves of $913 million, $550 million and $200 million for AGM, AGC and MAC, respectively. As of December 31, 2017, policyholders' surplus is net of contingency reserves of $972 million, $554 million and $224 million for AGM, AGC and MAC, respectively.

Basis of Regulatory Financial Reporting

United States

Each of the Company's U.S. domiciled insurance companies' ability to pay dividends depends, among other things, upon its financial condition, results of operations, cash requirements, compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of its state of domicile and other states. Financial statements prepared in accordance with accounting practices prescribed or permitted by local insurance regulatory authorities differ in certain respects from GAAP.

The Company's U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners and their respective insurance departments. Prescribed statutory accounting practices are set forth in the National Association of Insurance Commissioners Accounting Practices and Procedures Manual. The Company has no permitted accounting practices on a statutory basis, except for those related to CIFGNA which was merged into AGC in 2016 and therefore subject to statutory merger accounting requiring the restatement of prior year balances of AGC to include CIFGNA. On the CIFG Acquisition Date, accounting policies were conformed with AGC's accounting policies which do not include any permitted practices.

GAAP differs in certain significant respects from U.S. insurance companies' statutory accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the statutory accounting practices listed below.

•
Upfront premiums are earned upon expiration of risk rather than earned over the expected period of coverage. Premiums earnings are accelerated when transactions are economically defeased, rather than legally defeased.

•	Acquisition costs are charged to expense as incurred rather than over the period that related premiums are earned.

•	A contingency reserve is computed based on statutory requirements, whereas no such reserve is required under GAAP.

•	Certain assets designated as “non-admitted assets” are charged directly to statutory surplus, rather than reflected as assets under GAAP.

•	Investments in subsidiaries are carried on the balance sheet on the equity basis, to the extent admissible, rather than consolidated with the parent.

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

•	Insured credit derivatives are accounted for as insurance contracts rather than as derivative contracts measured at fair value.

•	Bonds are generally carried at amortized cost rather than fair value.

•
Insured obligations of VIEs and refinancing vehicles debt, where the Company is deemed the primary beneficiary, are accounted for as insurance contracts. Under GAAP, such VIEs and refinancing vehicles are consolidated and any transactions with the Company are eliminated.

•
Surplus notes are recognized as surplus and each payment of principal and interest is recorded only upon approval of the insurance regulator rather than as liabilities with periodic accrual of interest.

•	Acquisitions are accounted for as either statutory purchases or statutory mergers, rather than under the purchase method under GAAP.

•
Losses are discounted at tax equivalent yields, and recorded when the loss is deemed probable and without consideration of the deferred premium revenue. Under GAAP, expected losses are discounted at the risk free rate at the end of each reporting period and are recorded only to the extent they exceed deferred premium revenue.

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

Bermuda

AG Re, a Bermuda regulated Class 3B insurer, and AGRO, a Bermuda regulated Class 3A and Class C insurer, prepare their statutory financial statements in conformity with the accounting principles set forth in the Insurance Act 1978, amendments thereto and related regulations. As of December 31, 2016, the Bermuda Monetary Authority (the Authority) requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of AG Re and AGRO, are U.S. GAAP), subject to certain adjustments. The principal difference relates to certain assets designated as “non-admitted assets” which are charged directly to statutory surplus rather than reflected as assets as they are under U.S. GAAP.

United Kingdom

AGE prepares its Solvency and Financial Condition Report and other required regulatory financial report based on Prudential Regulation Authority and Solvency II Regulations (Solvency II). AGE adopted the full framework required by Solvency II on January 1, 2016, which is the date they became effective. As of December 31, 2018 and December 31, 2017, AGE's Own Funds were £693 million and £629 million, respectively.

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

The maximum amount available during 2019 for AGM to distribute to AGMH as dividends without regulatory approval is estimated to be approximately $172 million. Of such $172 million, $74 million is estimated to be available for distribution in the first quarter of 2019. The maximum amount available during 2019 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval is estimated to be approximately $32 million, of which approximately $5 million is available for distribution in the first quarter of 2019.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2019 for AGC to distribute as ordinary dividends is approximately $123 million. Of such $123 million, approximately $42 million is available for distribution in the first quarter of 2019.

Bermuda

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Furthermore, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $312 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2019 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $312 million as of December 31, 2018. Such dividend capacity can be further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time in part due to collateral posting requirements. As of December 31, 2018, AG Re had unencumbered assets of approximately $416 million.

For AGRO, annual dividends cannot exceed $96 million, without AGRO certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2019 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $96 million as of December 31, 2018. Such dividend capacity can be further limited by the actual amount of AGRO’s unencumbered assets, which were approximately $342 million as of December 31, 2018.

United Kingdom

U.K. company law prohibits AGE from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA's capital requirements may in practice act as a restriction on dividends.

Dividend Restrictions and Capital Requirements

Distributions by
Insurance Company Subsidiaries

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Dividends paid by AGC to AGUS	$133	$107	$79
Dividends paid by AGM to AGMH	171	196	247
Dividends paid by AG Re to AGL	125	125	100
Dividends paid by MAC to MAC Holdings (1)	27	36	—
Repurchase of common stock by AGM from AGMH	—	101	300
Repurchase of common stock by AGC from AGUS	200	—	—
Redemption of common stock by MAC from MAC Holdings (1)	—	250	—
Repayment of surplus note by MAC to AGM	—	—	100
Repayment of surplus note by MAC to MAC Holdings (1)	—	—	300
____________________

(1)	MAC Holdings distributed nearly the entire amounts to AGM and AGC, in proportion to their ownership percentages.

12.	Income Taxes

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

The Company elected to account for tax associated with Global Intangible Low-Taxed Income (GILTI) as a current-period expense when incurred.

Overview

AGL and its Bermuda subsidiaries AG Re, AGRO, and Cedar Personnel Ltd. (Bermuda Subsidiaries), are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code (the Code) to be taxed as a U.S. domestic corporation.

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs. AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The corporation tax rate is at 19% for 2018. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. "controlled foreign companies" regime and has obtained a clearance from Her Majesty’s Revenue & Customs confirming this on the basis of current facts.

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

On January 10, 2017, AGC purchased MBIA UK, a U.K. based insurance company. After the purchase, MBIA UK changed its name to AGLN and files its tax returns in the U.K. as a separate entity for the period prior to its merger with AGE. For additional information on the MBIA UK Acquisition, see Note 2, Assumption of Insured Portfolio and Business Combinations. For additional information on the merger, see Note 1, Business and Basis of Presentation.

Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

Effect of the 2017 Tax Cuts and Jobs Act

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (Tax Act) was signed into law. The Tax Act changed many items of U.S. corporate income taxation, including a reduction of the corporate income tax rate from 35% to 21%, implementation of a territorial tax system and imposition of a tax on deemed repatriated earnings of non-U.S. subsidiaries. At December 31, 2017, the Company had not completed accounting for the tax effects of the Tax Act; however, the Company made a reasonable estimate of the effects on the existing deferred tax balances and the one-time transition tax. The Company recognized a provisional income tax expense of $61 million, which was included as a component of income tax expense from continuing operations in 2017. During 2018, the Company recorded an adjustment to the provisional amount with a $4 million tax benefit as a component of income tax expense from continuing operations. As of December 31, 2018, the accounting for the income tax effects of the Tax Act have been completed and the total net impact resulting from the Tax Act is an expense of $57 million.

The Tax Act includes provisions for GILTI wherein taxes are imposed on foreign income in excess of a deemed return on tangible assets of foreign corporations. The Tax Act also includes a Base Erosion Anti-abuse Tax provision, which taxes certain payments from a U.S. corporation to its foreign subsidiaries.

Deferred Tax Assets and Liabilities

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The provisional amount recorded related to the remeasurement of the deferred tax balance was an income tax expense of $37 million. As a result of adjustments identified from filing the 2017 tax return, the total remeasurement of the deferred tax balance resulting from the Tax Act is an income tax expense of $34 million.

Foreign Tax Effects

The one-time transition tax is based on total post-1986 earnings and profits for which the Company had previously deferred U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability on non-U.S. subsidiaries less realizable foreign tax credits (FTCs) and a write off of deferred tax liabilities on unremitted earnings, resulting in an increase in income tax expense of $24 million. As a result of adjustments identified from filing the 2017 tax return, the total impact to the transition tax resulting from the Tax Act is an income tax expense of $23 million.

The table below summarizes the impact of the Tax Act on the consolidated statements of operations.

Summary of the Tax Act Effect

	Year Ended December 31,
	2018	2017
	(in millions)
Transition tax	$(1)	$93
Foreign tax credit realized	—	(31)
Write down of unremitted earnings	—	(38)
Net impact of repatriation	(1)	24
Write down of deferred tax asset due to tax rate change	(3)	37
Net impact of Tax Act	$(4)	$61

Provision for Income Taxes

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2018 and 35% in 2017 and 2016, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. controlled foreign corporation (CFC), and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. In 2018, due to the Tax Act, CFCs apply the local marginal corporate tax rate. In addition, the Tax Act creates a new requirement that a portion of the GILTI earned by CFCs must be included currently in the gross income of the CFCs' U.S. shareholder. For periods subsequent to April 1, 2017, the U.K. corporation tax rate has been reduced to 19%. For the periods between April 1, 2015 and March 31, 2017, the U.K. corporation tax rate was 20%. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$97	$300	$316
Tax-exempt interest	(23)	(49)	(49)
Bargain purchase gain	—	(20)	(125)
Change in liability for uncertain tax positions	(15)	(26)	11
Effect of provision to tax return filing adjustments	(1)	(8)	(15)
State taxes	6	9	3
Taxes on reinsurance	6	(4)	(4)
Effects of transitional adjustments related to the Tax Act	(4)	61	—
Other	(7)	(2)	(1)
Total provision (benefit) for income taxes	$59	$261	$136
Effective tax rate	10.2%	26.3%	13.4%

The change in liability for uncertain tax positions for 2018 is driven by the closure of the 2013 – 2014 tax years, see "Audits" below for further discussion.

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

The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2018	2017	2016
	(in millions)
U.S.	$461	$873	$921
Bermuda	121	145	126
U.K. and Other	(2)	(27)	(30)
Total	$580	$991	$1,017

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2018	2017	2016
	(in millions)
U.S.	$802	$1,543	$1,442
Bermuda	177	216	239
U.K. and Other	23	(20)	(4)
Total	$1,002	$1,739	$1,677

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of December 31, 2018	As of December 31, 2017
	(in millions)
Deferred tax assets (liabilities)	$68	$98
Current tax assets (liabilities)	22	21
____________________

(1)	Included in other assets or other liabilities on the consolidated balance sheets.

Components of Net Deferred Tax Assets

	As of December 31,
	2018	2017
	(in millions)
Deferred tax assets:
Unearned premium reserves, net	$98	$124
Investment basis differences	49	63
Foreign tax credit	36	43
Net operating loss	34	38
Deferred compensation	25	21
Alternative minimum tax credit	20	59
FG VIEs	9	13
Unrealized losses on credit derivative financial instruments, net	6	20
Other	20	14
Total deferred income tax assets	297	395
Deferred tax liabilities:
Unrealized appreciation on investments	54	91
Public debt	50	53
Market discount	31	28
DAC	23	12
Unrealized gains on CCS	16	13
Loss and LAE reserve	7	27
Other	12	30
Total deferred income tax liabilities	193	254
Less: Valuation allowance	36	43
Net deferred income tax asset	$68	$98

As of December 31, 2018, the Company had alternative minimum tax credits of $20 million which, pursuant to the Tax Act, are available as a credit to offset regular tax liability over the next two years with any excess refundable by 2021.

As part of the CIFG Acquisition, the Company acquired $189 million of NOL which will begin to expire in 2033. The NOL has been limited under Internal Revenue Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2018, the Company had $162 million of NOLs available to offset its future U.S. taxable income.

Valuation Allowance

The Company has $13 million of FTC carryovers from previous acquisitions and $23 million of FTC due to the Tax Act for use against regular tax in future years. FTCs will begin to expire in 2020 and will fully expire by 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $36 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

The Company came to the conclusion that it is more likely than not that the remaining net deferred tax asset will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with the remaining net deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

Audits

As of December 31, 2018, AGUS had open tax years with the U.S. IRS for 2015 to present. In December 2016, the IRS issued a Revenue Agent Report for the 2009 - 2012 audit period, which did not identify any material adjustments that were not already accounted for in prior periods. In April 2017, the Company received a final letter from the IRS to close the audit with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. The 2013 and 2014 tax years closed in 2018. Assured Guaranty Overseas US Holdings Inc. has open tax years of 2015 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2016 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2015 to the date of acquisition. In September 2018, the Company's French subsidiary, CIFGE (which was subsequently merged with AGE), concluded an examination for the period January 1, 2015 through December 31, 2016 with no material adjustments and has open tax years from 2017 to the date of its merger with AGE.

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax positions.

	2018	2017	2016
	(in millions)
Beginning of year	$28	$50	$40
Effect of provision to tax return filing adjustments	1	8	6
Increase in unrecognized tax positions as a result of position taken during the current period	—	1	4
Decrease in unrecognized tax positions as a result of settlement of positions taken during the prior period	—	(31)	—
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	(15)	—	—
Balance as of December 31,	$14	$28	$50

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $1 million for the full year 2018, $1 million for the full year 2017 and $2 million for the full year 2016. As of December 31, 2018 and December 31, 2017, the Company has accrued $2 million and $3 million of interest, respectively.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of December 31, 2018 and December 31, 2017 that would affect the effective tax rate, if recognized, was $16 million and $31 million, respectively. The Company released $18 million of previously recorded uncertain tax position reserves and accrued interest in 2018 due to the closing of the 2013 and 2014 tax years.

13.	Reinsurance

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

As of December 31, 2018, the majority of the Company’s Assumed Financial Guaranty Business from Legacy Monoline Insurers consists of business that AGC assumed in the SGI Transaction effective as of June 1, 2018, pursuant to which AGC (among other things) assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio. The par value on that date of the exposures reinsured totaled approximately $11 billion. The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet Assured Guaranty’s new business underwriting criteria. See Note 2, Assumption of Insured Portfolio and Business Combinations for additional information on the SGI Transaction. The balance of the Company’s Assumed Financial Guaranty Business mainly consists of business that the Company (predominantly AGC and/or AG Re) assumed prior to the 2008-2009 financial crisis from other Legacy Monoline Insurers.

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

As of December 31, 2018, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $42 million and $326 million, respectively.

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

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Premiums Written:
Direct	$288	$297	$165
Assumed (1)	324	10	(11)
Ceded (2)	14	18	(17)
Net	$626	$325	$137
Premiums Earned:
Direct	$509	$693	$887
Assumed	51	27	27
Ceded	(12)	(30)	(50)
Net	$548	$690	$864
Loss and LAE:
Direct	$68	$404	$327
Assumed	(1)	11	—
Ceded	(3)	(27)	(32)
Net	$64	$388	$295
____________________

(1)	Negative assumed premiums written were due to changes in expected debt service schedules. Includes business assumed from SGI pursuant to the SGI Transaction.

(2)	Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

In addition to the items presented in the table above, the Company records in the consolidated statements of operations, the effect of assumed and ceded credit derivative exposures. These amounts were gains of $3 million in 2018, and losses of $1 million and $27 million in 2017 and 2016, respectively.

Exposure to Reinsurers (1)

	As of December 31,
	2018	2017
	(in millions)
Due (To) From:
Assumed premium, net of commissions	$82	$53
Ceded premium, net of commissions	(26)	(42)
Assumed expected loss to be paid	(49)	(71)
Ceded expected loss to be paid	14	29
Outstanding Exposure:
Financial guaranty
Assumed par outstanding	16,904	8,383
Ceded par outstanding (2)	2,389	4,434
Non-financial guaranty exposure (see Note 4)
Assumed	1,081	974
Ceded	239	159
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of December 31, 2018 and December 31, 2017 was approximately $80 million and $118 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $236 million and $296 million is rated BIG as of December 31, 2018 and December 31, 2017, respectively.

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

Commutations

In recent years the Company has reassumed previously ceded books of business from several of its reinsurers. The table below summarizes the effect of such commutations.

Commutations of Ceded Reinsurance Contracts

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Increase in net unearned premium reserve	$64	$82	$—
Increase in net par outstanding	1,457	5,107	28
Commutation gains (losses) (1)	(16)	328	8
____________________

(1)	Includes SGI commutation. See Note 2, Assumption of Insured Portfolio and Business Combinations.

Excess of Loss Reinsurance Facility

Effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer. This facility replaces a similar $400 million aggregate excess of loss reinsurance facility, of which $360 million was placed with unaffiliated reinsurers, that AGC, AGM and MAC had entered into effective January 1, 2016 and which terminated on December 31, 2017. The new facility covers losses occurring either from January 1, 2018 through December 31, 2024, or January 1, 2019 through December 31, 2025, at the option of AGC, AGM and MAC. It terminates on January 1, 2020, unless AGC, AGM and MAC choose to extend it. The new facility covers certain U.S. public finance exposures insured or reinsured by AGC, AGM and MAC as of September 30, 2017, excluding exposures that were rated below investment grade as of December 31, 2017 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the exposures excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The new facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $0.8 billion in the aggregate. The new facility covers a portion of the next $400 million of losses, with the reinsurer assuming $180 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $220 million. The reinsurer is required to be rated at least AA- or to post collateral sufficient to provide AGC, AGM and MAC with the same reinsurance credit as reinsurers rated AA-. AGC, AGM and MAC are obligated to pay the reinsurer its share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $3.2 million of premiums in 2018 for the term January 1, 2018 through December 31, 2018 and deposited approximately $3.2 million in cash into a trust account for the benefit of the reinsurer to be used to pay the premiums for 2019. The main differences between the new facility and the prior facility that terminated on December 31, 2017 are the reinsurance attachment point ($0.8 billion versus $1.25 billion), the total reinsurance coverage ($180 million part of $400 million versus $360 million part of $400 million) and the annual premium ($3.2 million versus $9 million).

Assumed and Ceded Non-Financial Guaranty Business

As described in Note 4, Outstanding Exposure, Non-Financial Guaranty Insurance, the Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also retrocedes some of this business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P below “A” would require AGRO to post, as of December 31, 2018, an estimated $2 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of December 31, 2018, an estimated $8 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded business upon certain triggering events, such as reinsurer rating downgrades.

14.	Related Party Transactions

Two of the Company's investment portfolio managers, Wellington Management Company, LLP (Wellington) and BlackRock Financial Management, Inc. (BlackRock), each own more than 5% of the Company's common shares. In addition, the Company has a minority interest in Wasmer, Schroder & Company LLC, which is also one of the Company's investment portfolio managers. The investment management expense from transactions with these related parties was approximately $4.0 million in 2018, $4.1 million in 2017 and $4.2 million in 2016. In addition, the Company recognized $1.2 million in 2018 in income from its investment in Wasmer, Schroder & Company LLC. As of December 31, 2018 and 2017 there were no other significant amounts payable to or amounts receivable from related parties, other than compensation in the ordinary course of business.

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

Leases

AGL and its subsidiaries are party to various lease agreements accounted for as operating leases. The Company leases and occupies approximately 103,500 square feet in New York City through 2032. Subject to certain conditions, the Company has an option to renew the lease for five years at a fair market rent. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2029. Rent expense was $9 million in 2018, $9 million in 2017 and $13 million in 2016.

The future minimum office rental payments and equipment leases as of December 31, 2018 are as follows:

Future Minimum Rental Payments

Year	(in millions)
2019	$9
2020	9
2021	8
2022	8
2023	9
Thereafter	72
Total	$115

Accounting Policy

The Company recognized operating lease expense on a straight–line basis over the lease term.

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

Litigation

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $29 million in connection with the termination of the credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith.

16.	Long-Term Debt and Credit Facilities

Accounting Policy

Long-term debt is recorded at principal amounts net of any unamortized original issue discount or premium and unamortized acquisition date fair value adjustment for AGM and AGMH debt. Discounts and acquisition date fair value adjustments are accreted into interest expense over the life of the applicable debt.

Long Term Debt

The Company has outstanding long-term debt primarily consisting of debt issued by AGUS and AGMH. All of the AGUS and AGMH debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. While regulators have suggested substitute rates, including the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR, if it occurs, will be contract-specific. Some of the debt issued by the Company, as well as CCS from which it benefits, pay interest tied to LIBOR. The Company cannot at this time predict the impact of the discontinuance of LIBOR, if it occurs.

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

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2018		As of December 31, 2017
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	497	500	496
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	844	850	843
AGMH (3):
67/8% QUIBS (1)	100	70	100	70
6.25% Notes (1)	230	143	230	142
5.6% Notes (1)	100	57	100	57
Junior Subordinated Debentures (2)	300	198	300	192
Total AGMH	730	468	730	461
AGM (3):
AGM Notes Payable	5	5	6	6
Total AGM	5	5	6	6
AGMH's debt purchased by AGUS	(128)	(84)	(28)	(18)
Total	$1,457	$1,233	$1,558	$1,292
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations.

(2)	Guaranteed by AGL on a junior subordinated basis.

(3)
 Carrying amounts are different than principal amounts primarily due to fair value adjustments at the date of the AGMH acquisition, which are accreted or amortized into interest expense over the remaining terms of these obligations.

The following table presents the principal amounts of AGMH's outstanding Junior Subordinated Debentures that AGUS purchased and the loss on extinguishment of debt recognized by the Company. The Company may choose to make additional purchases of this or other Company debt in the future.

AGUS's Purchase
of AGMH's Junior Subordinated Debentures

	Year Ended December 31,
	2018	2017
	(in millions)
Principal amount repurchased	$100	$28
Loss on extinguishment of debt (1)	34	9
 ____________________

(1)
Included in other income in the consolidated statements of operations. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt
As of December 31, 2018

	AGUS	AGMH (1)	AGM	Total
	(in millions)
2019 - 2023	$—	$—	$3	$3
2024 - 2043	700	—	2	702
2044 - 2063	—	—	—	—
2064 - 2083	150	300	—	450
Thereafter	—	430	—	430
Total	$850	$730	$5	$1,585
____________________

(1)	Includes AGMH's debt purchased by AGUS of $128 million.

Interest Expense

	Year Ended December 31,
	2018	2017	2016
	(in millions)
AGUS:
7% Senior Notes	$13	$13	$13
5% Senior Notes	26	26	26
Series A Enhanced Junior Subordinated Debentures	7	5	9
Total AGUS	46	44	48
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	15	16	16
5.6% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	53	54	54
AGMH's debt purchased by AGUS	(5)	(1)	—
Total	$94	$97	$102

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During 2018, 2017 and 2016, AGUS repaid $10 million, $10 million and $20 million, respectively, in outstanding principal as well as accrued and unpaid interest. As of December 31, 2018, $50 million remained outstanding.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM CPS is one-month LIBOR plus 200 bps.

See Note 7, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a discussion of the fair value measurement of the CCS.

17.	Earnings Per Share

Accounting Policy

The Company computes EPS using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock awards and share units under the AGC supplemental executive retirement plan (AGC SERP) are considered participating securities as they received non-forfeitable rights to dividends (or dividend equivalents) similar to common stock.

Basic EPS is calculated by dividing net (loss) income available to common shareholders of Assured Guaranty by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, restricted stock units, stock options and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares.

Computation of Earnings Per Share

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$521	$730	881
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$520	$729	880
Basic shares	110.0	120.6	133.0
Basic EPS	$4.73	$6.05	$6.61

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$520	$729	$880
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$520	$729	$880

Basic shares	110.0	120.6	133.0
Dilutive securities:
Options and restricted stock awards	1.3	1.7	1.1
Diluted shares	111.3	122.3	134.1
Diluted EPS	$4.68	$5.96	$6.56
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.1	0.3

18.	Shareholders' Equity

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

Share Repurchases

Accounting Policy

The Company records share repurchases as a reduction to common stock and additional paid-in capital. Once additional paid-in capital has been exhausted, share repurchases are recorded as a reduction to common stock and retained earnings.

Share Repurchases

As of March 1, 2019, the Company was authorized to purchase $350 million of its common shares; including a $300 million authorization that was approved by the Board on February 27, 2019. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date. As indicated in Note 14, Related Party Transactions, in 2017 the Company repurchased shares from its Chief Executive Officer and former General Counsel.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2016	10,721,248	$306	$28.53
2017	12,669,643	$501	$39.57
2018	13,243,107	$500	$37.76
2019 (through March 1, 2019 on a settlement date basis)	1,200,501	$48	$40.03

Deferred Compensation

Certain executives of the Company elected to invest a portion of their AGC SERP accounts in the employer stock fund in the AGC SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGC SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2018 and 2017, there were 74,309 and 74,309 units, respectively, in the AGC SERP. See Note 19, Employee Benefit Plans.

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

On February 27, 2019, the Company declared a quarterly dividend of $0.18 per common share compared with $0.16 per common share paid in 2018, an increase of 12.5%.

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

The Incentive Plan is administered by the Compensation Committee of the Board, except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2018, 9,779,294 common shares were available for grant under the Incentive Plan.

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

Time Vested Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2017	838,954	$17.41	838,954
Options granted	—	—
Options exercised	(465,326)	16.32
Options forfeited/expired	—	—
Balance as of December 31, 2018	373,628	$18.77	373,628

As of December 31, 2018, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $7.3 million and 1.2 years, respectively. As of December 31, 2018, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $7.3 million and 1.2 years, respectively.

No options were granted in 2018, 2017 and 2016. As of December 31, 2018, there were no unexpensed outstanding non-vested options.

The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $9.9 million, $6.6 million and $4.6 million, respectively. During the years ended December 31, 2018, 2017 and 2016, $2.4 million, $4.7 million and $12.0 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares.

Performance Stock Options

The Company grants performance stock options under the Incentive Plan. These awards are non-qualified stock options with exercise prices equal to the closing price of an AGL common share on the applicable date of grant. These awards vest 35%, 50% or 100%, if the price of AGL's common shares using the highest 40-day average share price reaches certain hurdles. If the share price is between the specified levels, the vesting level will be interpolated accordingly. These awards expire seven years from the date of grant.

Performance Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2017	190,901	$17.80	190,901
Options granted	—	—
Options exercised	(163,349)	17.55
Options forfeited/expired	—	—
Balance as of December 31, 2018	27,552	$19.24	27,552

As of December 31, 2018, the aggregate intrinsic value and weighted average remaining contractual term of performance stock options outstanding were $0.5 million and 1.1 years, respectively. As of December 31, 2018, the aggregate intrinsic value and weighted average remaining contractual term of exercisable performance stock options were $0.5 million and 1.1 years, respectively.

No options were granted in 2018, 2017 and 2016. As of December 31, 2018, there were no unexpensed outstanding nonvested performance stock options.

The total intrinsic value of performance stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.8 million, $0.7 million and $0.04 million, respectively. During the years ended December 31, 2018, 2017 and 2016, $2.7 million, $0.2 million and $0.1 million, respectively, was received from the exercise of performance stock options. In order to satisfy stock option exercises, the Company issues new shares.

The tax benefit from time vested and performance stock options exercised during 2018 was $1.5 million

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

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	50,225	$37.93
Granted	51,746	35.56
Vested	(50,225)	37.93
Forfeited	—	—
Nonvested at December 31, 2018	51,746	$35.56

As of December 31, 2018 the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.7 million, which the Company expects to recognize over the weighted‑average remaining service period of 0.4 years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $1.9 million, $1.5 million and $1.6 million, respectively.

Restricted Stock Units

Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. Restricted stock units awarded to employees have vesting terms similar to those of the restricted stock awards and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company.

Restricted Stock Unit Activity

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	854,619	$29.67
Granted	336,690	37.91
Vested	(290,588)	26.31
Forfeited	(445)	39.29
Nonvested at December 31, 2018	900,276	$33.83

As of December 31, 2018, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $15.2 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.7 years. The total fair value of restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was $8 million, $7 million and $2 million, respectively.

Performance Restricted Stock Units

The Company has granted performance restricted stock units under the Incentive Plan. These awards vest 35%, 50%, 100%, or 200%, if AGL's common share price during the relevant three-year performance period reaches certain hurdles. If the performance is between the specified levels, the vesting level will be interpolated accordingly.

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2017	606,864	$33.80
Granted (1)	390,570	45.64
Vested	(400,706)	14.16
Forfeited	—	—
Nonvested at December 31, 2018 (2)	596,728	$39.42
____________________

(1)
Includes 200,353 performance restricted stock units that were granted prior to 2018 at a weighted average grant date fair value of $14.16, but met performance hurdles and vested in February 2018.  The weighted average grant date fair value per share excludes these shares.

(2)	Excludes 226,317 performance restricted stock units that have met performance hurdles and will be eligible for vesting after December 31, 2018.

As of December 31, 2018, the total unrecognized compensation cost related to outstanding nonvested performance share units was $9.9 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.7 years. The total value of performance restricted stock units vested during the years ended December 31, 2018, 2017 and 2016 was based on grant date fair value and was $6 million, $8 million and $2.1 million, respectively.

The Company uses a Monte Carlo model to value its performance restricted stock units.

Monte Carlo Pricing
Weighted Average Assumptions

	2018	2017	2016
Dividend yield	1.68%	1.37%	2.12%
Expected volatility	27.65%	25.19%	30.84%
Risk free interest rate	2.43%	1.48%	0.90%
Weighted average grant date fair value	$45.64	$53.74	$25.62

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

Stock Purchase Plan

	Year Ended December 31,
	2018	2017	2016
	(dollars in millions)
Proceeds from purchase of shares by employees	$1.2	$1.0	$0.9
Number of shares issued by the Company	39,532	33,666	39,055
Recorded in share-based compensation, net of deferral	$0.3	$0.3	$0.2

Share‑Based Compensation Expense

The following table presents stock based compensation costs and the amount of such costs that are deferred as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share‑Based Compensation Expense Summary

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Share‑based compensation expense	$19	$16	$13
Share‑based compensation capitalized as DAC	0.8	0.6	0.4
Income tax benefit	3	2	3

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their salary subject to a maximum of $18,500 for 2018. Contributions are matched by the Company at a rate of 100% up to 6% of participant's compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also makes a core contribution of 6% of the participant's compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $12 million, $11 million and $11 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Cash-Based Compensation Plans

The Company’s executive officers are eligible to receive compensation under a non-equity incentive plan. For an applicable performance year, the Compensation Committee establishes target financial performance measures and non-financial objectives for the executive officers. Most employees other than executive officers are eligible to receive discretionary bonuses.

20.	Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2017	$273	$120	$—	$(29)	$8	$372
Effect of adoption of ASU 2016-01	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(208)	(58)	(5)	(8)	—	(279)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	7	(38)	—	—	—	(31)
Fair value gains (losses) on FG VIEs	—	—	(9)	—	—	(9)
Interest expense	—	—	—	—	—	0
Total before tax	7	(38)	(9)	—	—	(40)
Tax (provision) benefit	—	6	2	—	—	8
Total amount reclassified from AOCI, net of tax	7	(32)	(7)	—	—	(32)
Net current period other comprehensive income (loss)	(215)	(26)	2	(8)	—	(247)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2017

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Reclassification of stranded tax effects (see Note 1)	38	21	(5)	2	56
Other comprehensive income (loss) before reclassifications	128	69	15	—	212
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	71	(31)	—	—	40
Net investment income	27	1	—	—	28
Interest expense	—	—	—	1	1
Total before tax	98	(30)	—	1	69
Tax (provision) benefit	(34)	10	—	—	(24)
Total amount reclassified from AOCI, net of tax	64	(20)	—	1	45
Net current period other comprehensive income (loss)	64	89	15	(1)	167
Balance, December 31, 2017	$273	$120	$(29)	$8	$372

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2016

	Net Unrealized Gains (Losses) on Investments with no Other-Than-Temporary Impairment	Net Unrealized Gains (Losses) on Investments with Other-Than-Temporary Impairment	Cumulative Translation Adjustment	Cash Flow Hedge	Total Accumulated Other Comprehensive Income
	(in millions)
Balance, December 31, 2015	$260	$(15)	$(16)	$8	$237
Other comprehensive income (loss) before reclassifications	(71)	(9)	(23)	—	(103)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	23	(52)	—	—	(29)
Net investment income	3	—	—	—	3
Interest expense	—	—	—	1	1
Total before tax	26	(52)	—	1	(25)
Tax (provision) benefit	(8)	18	—	—	10
Total amount reclassified from AOCI, net of tax	18	(34)	—	1	(15)
Net current period other comprehensive income (loss)	(89)	25	(23)	(1)	(88)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149

21.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL (see Note 16, Long Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents their subsidiaries on the equity method of accounting. The following tables reflect transfers of businesses between entities within the consolidated group consistently for all prior periods presented.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$45	$334	$23	$11,000	$(425)	$10,977
Investment in subsidiaries	6,440	5,835	3,991	226	(16,492)	—
Premiums receivable, net of commissions payable	—	—	—	1,071	(167)	904
Ceded unearned premium reserve	—	—	—	958	(899)	59
Deferred acquisition costs	—	—	—	143	(38)	105
Deferred tax asset, net	—	—	—	162	(94)	68
Intercompany loan receivable	—	—	—	50	(50)	—
FG VIEs’ assets, at fair value	—	—	—	569	—	569
Dividends receivable from affiliate	60	—	—	—	(60)	—
Other	29	66	24	1,479	(677)	921
TOTAL ASSETS	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,452	$(940)	$3,512
Loss and LAE reserve	—	—	—	1,467	(290)	1,177
Long-term debt	—	844	468	5	(84)	1,233
Intercompany loan payable	—	50	—	300	(350)	—
Credit derivative liabilities	—	—	—	236	(27)	209
Deferred tax liabilities, net	—	49	50	—	(99)	—
FG VIEs’ liabilities, at fair value	—	—	—	619	—	619
Dividends payable to affiliate	—	60	—	—	(60)	—
Other	19	3	17	763	(504)	298
TOTAL LIABILITIES	19	1,006	535	7,842	(2,354)	7,048
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,555	5,229	3,503	7,590	(16,322)	6,555
Noncontrolling interest	—	—	—	226	(226)	—
TOTAL SHAREHOLDERS’ EQUITY	6,555	5,229	3,503	7,816	(16,548)	6,555
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603
 ____________________

(1)	The fair value of investment in AGMH's debt recorded in the AGUS investment portfolio was $125 million. See Note 16, Long-Term Debt and Credit Facilities for more information.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
ASSETS
Total investment portfolio and cash	$36	$319	$28	$11,484	$(328)	$11,539
Investment in subsidiaries	6,794	6,126	4,048	216	(17,184)	—
Premiums receivable, net of commissions payable	—	—	—	1,074	(159)	915
Ceded unearned premium reserve	—	—	—	1,002	(883)	119
Deferred acquisition costs	—	—	—	144	(43)	101
Deferred tax asset, net	—	59	—	93	(54)	98
Intercompany loan receivable	—	—	—	60	(60)	—
FG VIEs’ assets, at fair value	—	—	—	700	—	700
Other	26	—	40	1,643	(748)	961
TOTAL ASSETS	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433
LIABILITIES AND SHAREHOLDERS’ EQUITY
Unearned premium reserves	$—	$—	$—	$4,423	$(948)	$3,475
Loss and LAE reserve	—	—	—	1,793	(349)	1,444
Long-term debt	—	843	461	6	(18)	1,292
Intercompany loan payable	—	60	—	300	(360)	—
Credit derivative liabilities	—	—	—	308	(37)	271
Deferred tax liabilities, net	—	—	51	—	(51)	—
FG VIEs’ liabilities, at fair value	—	—	—	757	—	757
Other	17	59	20	740	(481)	355
TOTAL LIABILITIES	17	962	532	8,327	(2,244)	7,594
TOTAL SHAREHOLDERS’ EQUITY ATTRIBUTABLE TO ASSURED GUARANTY LTD.	6,839	5,542	3,584	7,873	(16,999)	6,839
Noncontrolling interest	—	—	—	216	(216)	—
TOTAL SHAREHOLDERS’ EQUITY	6,839	5,542	3,584	8,089	(17,215)	6,839
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,856	$6,504	$4,116	$16,416	$(19,459)	$14,433
 ____________________

(1)	The fair value of investment in AGMH's debt recorded in the AGUS investment portfolio was $28 million. See Note 16, Long-Term Debt and Credit Facilities for more information.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$563	$(15)	$548
Net investment income	1	9	1	401	(14)	398
Net realized investment gains (losses)	—	—	—	(32)	—	(32)
Net change in fair value of credit derivatives	—	—	—	112	—	112
Other	12	—	—	190	(226)	(24)
TOTAL REVENUES	13	9	1	1,234	(255)	1,002
EXPENSES
Loss and LAE	—	—	—	70	(6)	64
Amortization of deferred acquisition costs	—	—	—	21	(5)	16
Interest expense	—	49	54	10	(19)	94
Other operating expenses	41	10	—	394	(197)	248
TOTAL EXPENSES	41	59	54	495	(227)	422
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(28)	(50)	(53)	739	(28)	580
Total (provision) benefit for income taxes	—	52	11	(123)	1	(59)
Equity in net earnings of subsidiaries	549	412	277	24	(1,262)	—
NET INCOME (LOSS)	521	414	235	640	(1,289)	521
Less: noncontrolling interest	—	—	—	24	(24)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$521	$414	$235	$616	$(1,265)	$521

COMPREHENSIVE INCOME (LOSS)	$274	$218	$107	$395	$(720)	$274

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$728	$(38)	$690
Net investment income	—	2	—	427	(11)	418
Net realized investment gains (losses)	—	—	—	45	(5)	40
Net change in fair value of credit derivatives	—	—	—	111	—	111
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58	—	58
Other	10	—	—	608	(196)	422
TOTAL REVENUES	10	2	—	1,977	(250)	1,739
EXPENSES
Loss and LAE	—	—	—	327	61	388
Amortization of deferred acquisition costs	—	—	—	26	(7)	19
Interest expense	—	47	54	11	(15)	97
Other operating expenses	38	12	1	394	(201)	244
TOTAL EXPENSES	38	59	55	758	(162)	748
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(28)	(57)	(55)	1,219	(88)	991
Total (provision) benefit for income taxes	—	17	54	(359)	27	(261)
Equity in net earnings of subsidiaries	758	636	395	32	(1,821)	—
NET INCOME (LOSS)	730	596	394	892	(1,882)	730
Less: noncontrolling interest	—	—	—	32	(32)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$730	$596	$394	$860	$(1,850)	$730

COMPREHENSIVE INCOME (LOSS)	$897	$754	$482	$1,084	$(2,320)	$897

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
REVENUES
Net earned premiums	$—	$—	$—	$892	$(28)	$864
Net investment income	—	—	—	412	(4)	408
Net realized investment gains (losses)	—	2	—	(28)	(3)	(29)
Net change in fair value of credit derivatives	—	—	—	98	—	98
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	257	2	259
Other	—	—	—	78	(1)	77
TOTAL REVENUES	—	2	—	1,709	(34)	1,677
EXPENSES
Loss and LAE	—	—	—	296	(1)	295
Amortization of deferred acquisition costs	—	—	—	30	(12)	18
Interest expense	—	52	54	10	(14)	102
Other operating expenses	29	2	2	217	(5)	245
TOTAL EXPENSES	29	54	56	553	(32)	660
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET EARNINGS OF SUBSIDIARIES	(29)	(52)	(56)	1,156	(2)	1,017
Total (provision) benefit for income taxes	—	18	20	(175)	1	(136)
Equity in net earnings of subsidiaries	910	794	274	44	(2,022)	—
NET INCOME (LOSS)	881	760	238	1,025	(2,023)	881
Less: noncontrolling interest	—	—	—	44	(44)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ASSURED GUARANTY LTD.	$881	$760	$238	$981	$(1,979)	$881

COMPREHENSIVE INCOME (LOSS)	$793	$685	$144	$953	$(1,782)	$793

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$587	$308	$183	$517	$(1,133)	$462
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(104)	(12)	(1,865)	100	(1,881)
Sales	—	104	8	1,068	—	1,180
Maturities	—	28	—	934	—	962
Short-term investments with maturities of over three months:
Purchases	—	(34)	—	(209)	—	(243)
Sales	—	22	—	1	—	23
Maturities	—	—	—	207	—	207
Net sales (purchases) of short-term investments with maturities of less than three months	(9)	(50)	7	(32)	—	(84)
Net proceeds from FG VIEs’ assets	—	—	—	116	—	116
Investment in subsidiaries	—	(9)	(1)	(1)	11	—
Intercompany debt	—	—	—	10	(10)	—
Return of capital from subsidiary	—	200	—	—	(200)	—
Other	—	(15)	—	32	—	17
Net cash flows provided by (used in) investing activities	(9)	142	2	261	(99)	297
Cash flows from financing activities
Capital contribution	—	—	—	11	(11)	—
Dividends paid	(71)	(472)	(187)	(474)	1,133	(71)
Repurchases of common stock	(500)	—	—	(200)	200	(500)
Repurchases of common stock to pay withholding taxes	(13)	—	—	—	—	(13)
Net paydowns of FG VIEs’ liabilities	—	—	—	(116)	—	(116)
Paydown of long-term debt	—	—	—	(1)	(100)	(101)
Proceeds from options exercises	6	—	—	—	—	6
Intercompany debt	—	(10)	—	—	10	—
Net cash flows provided by (used in) financing activities	(578)	(482)	(187)	(780)	1,232	(795)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash and restricted cash	—	(32)	(2)	(6)	—	(40)
Cash and restricted cash at beginning of period	—	33	2	109	—	144
Cash and restricted cash at end of period	$—	$1	$—	$103	$—	$104

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$579	$442	$158	$477	$(1,223)	$433
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(158)	(17)	(2,404)	27	(2,552)
Sales	—	112	21	1,568	—	1,701
Maturities	—	13	—	808	—	821
Short-term investments with maturities of over three months:
Purchases	—	(26)	(5)	(224)	—	(255)
Sales	—	1	5	96	—	102
Maturities	—	30	—	161	—	191
Net sales (purchases) of short-term investments with maturities of less than three months	—	126	(8)	(82)	—	36
Net proceeds from FG VIEs’ assets	—	—	—	147	—	147
Investment in subsidiaries	—	(28)	—	(139)	167	—
Intercompany debt	—	—	—	10	(10)	—
Proceeds from sale of subsidiaries	—	—	—	139	(139)	—
Return of capital from subsidiaries	—	—	101	70	(171)	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	59	—	59
Net cash flows provided by (used in) investing activities	—	70	97	304	(126)	345
Cash flows from financing activities						—
Return of capital	—	—	—	(70)	70	—
Capital contribution	—	—	25	3	(28)	—
Dividends paid	(70)	(470)	(278)	(475)	1,223	(70)
Repurchases of common stock	(501)	—	—	(101)	101	(501)
Repurchases of common stock to pay withholding taxes	(13)	—	—	—	—	(13)
Net paydowns of FG VIEs’ liabilities	—	—	—	(157)	—	(157)
Paydown of long-term debt	—	—	—	(3)	(27)	(30)
Proceeds from options exercised	5	—	—	—	—	5
Intercompany debt	—	(10)	—	—	10	—
Net cash flows provided by (used in) financing activities	(579)	(480)	(253)	(803)	1,349	(766)
Effect of exchange rate changes	—	—	—	5	—	5
Increase (decrease) in cash and restricted cash	—	32	2	(17)	—	17
Cash and restricted cash at beginning of period	—	1	—	126	—	127
Cash and restricted cash at end of period	$—	$33	$2	$109	$—	$144

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2016
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$391	$533	$213	$72	$(1,341)	$(132)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	(4)	(143)	(10)	(1,489)	—	(1,646)
Sales	4	24	12	1,325	—	1,365
Maturities	—	30	—	1,125	—	1,155
Short-term investments with maturities of over three months:
Purchases	—	(19)	(1)	(170)	—	(190)
Sales	—	—	—	172	—	172
Maturities	—	14	1	119	—	134
Net sales (purchases) of short-term investments with maturities of less than three months	(26)	(232)	(10)	169	—	(99)
Net proceeds from FG VIEs’ assets	—	—	—	629	—	629
Intercompany debt	—	—	—	20	(20)	—
Return of capital from subsidiaries	—	—	300	4	(304)	—
Acquisition of CIFG, net of cash acquired	—	—	—	(442)	7	(435)
Other	—	7	—	(9)	(7)	(9)
Net cash flows provided by (used in) investing activities	(26)	(319)	292	1,453	(324)	1,076
Cash flows from financing activities
Return of capital	—	—	—	(4)	4	—
Dividends paid	(69)	(288)	(513)	(540)	1,341	(69)
Repurchases of common stock	(306)	—	—	(300)	300	(306)
Repurchases of common stock to pay withholding taxes	(2)	—	—	—	—	(2)
Net paydowns of FG VIEs’ liabilities	—	—	—	(611)	—	(611)
Paydown of long-term debt	—	—	—	(2)	—	(2)
Proceeds from options exercised	12	—	—	—	—	12
Intercompany debt	—	(20)	—	—	20	—
Net cash flows provided by (used in) financing activities	(365)	(308)	(513)	(1,457)	1,665	(978)
Effect of exchange rate changes	—	—	—	(5)	—	(5)
Increase (decrease) in cash and restricted cash	—	(94)	(8)	63	—	(39)
Cash and restricted cash at beginning of period	—	95	8	63	—	166
Cash and restricted cash at end of period	$—	$1	$—	$126	$—	$127

22.	Quarterly Financial Information (Unaudited)

A summary of selected quarterly information follows:

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$145	$136	$142	$125	$548
Net investment income	101	99	98	100	398
Net realized investment gains (losses)	(5)	(2)	(7)	(18)	(32)
Net change in fair value of credit derivatives	34	48	21	9	112
Fair value gains (losses) on FG VIEs	4	2	5	3	14
Commutation gains	1	(18)	1	—	(16)
Other income (loss)	13	(44)	14	(5)	(22)
Expenses
Loss and LAE	(18)	44	17	21	64
Amortization of DAC	5	4	3	4	16
Interest expense	24	24	23	23	94
Other operating expenses	65	62	56	65	248
Income (loss) before provision for income taxes	217	87	175	101	580
Provision (benefit) for income taxes	20	12	14	13	59
Net income (loss)	197	75	161	88	521
Earnings (loss) per share(1):
Basic	$1.71	$0.67	$1.48	$0.84	$4.73
Diluted	$1.68	$0.67	$1.47	$0.83	$4.68

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$164	$162	$186	$178	$690
Net investment income	122	101	99	96	418
Net realized investment gains (losses)	32	15	7	(14)	40
Net change in fair value of credit derivatives	54	(6)	58	5	111
Fair value gains (losses) on FG VIEs	10	12	3	5	30
Bargain purchase gain and settlement of pre-existing relationships	58	—	—	—	58
Commutation gains	73	—	255	—	328
Other income (loss)	14	24	15	11	64
Expenses
Loss and LAE	59	72	223	34	388
Amortization of DAC	4	4	5	6	19
Interest expense	24	25	24	24	97
Other operating expenses	68	57	58	61	244
Income (loss) before provision for income taxes	372	150	313	156	991
Provision (benefit) for income taxes	55	(3)	105	104	261
Net income (loss)	317	153	208	52	730
Earnings (loss) per share(1):
Basic	$2.53	$1.26	$1.75	$0.44	$6.05
Diluted	$2.49	$1.24	$1.72	$0.44	$5.96
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

There has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018 based on criteria in the 2013 Internal Control- Integrated Framework issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Item 8, Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election Of Directors”, “Corporate Governance—Did Our Insiders Comply With Section 16(a) Beneficial Ownership Reporting In 2018?”, “Corporate Governance—How Are Directors Nominated?” and “Corporate Governance—Committees Of The Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

This item is incorporated by reference to the sections entitled “Executive Compensation”, “Corporate Governance—Compensation Committee Interlocking And Insider Participation” and “Corporate Governance—How Are Directors Compensated?” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

This item is incorporated by reference to the section entitled “Proposal No. 4: Appointment Of Independent Auditor—Independent Auditor Fee Information” and “Proposal No. 4: Appointment Of Independent Auditor—Pre-Approval Policy Of Audit And Non-Audit Services” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

10.1	Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., effective as of January 1, 2019
10.2	Put Agreement between Assured Guaranty Corp. and Woodbourne Capital Trust [I][II][III][IV] (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2005)
10.3	Custodial Trust Expense Reimbursement Agreement (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2005)
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

10.50
Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2015 (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015)*

10.51
2015 Form of Executive Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015)*

10.52	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the second amendment (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013)*
10.53	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.54
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2014 for Participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2014)*

10.55	Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012)*
10.56	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2012)*
10.57	Assured Guaranty Ltd. Perquisite Policy, established February 9, 2012, and amended and restated on November 1, 2018 *
10.58	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.59
Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (amended and restated effective November 3, 2015) (Incorporated by reference to Exhibit 10.84 to Form 10-K for the year ended December 31, 2015)*

10.60
Form of Acknowledgement of Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2015)*

10.61
AG US Group Services Inc. Supplemental Executive Retirement Plan as amended through the Fifth Amendment thereto (Incorporated by reference to Exhibit 10.74 to Form 10-K for the year ended December 31, 2017)*

10.62
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

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

10.65
Agreement and Plan of Merger, dated as of April 12, 2016, among Assured Guaranty Corp., Cultivate Merger Sub, Inc. and CIFG Holding Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2016)

10.66
Share Purchase Agreement relating to the sale and purchase of MBIA UK Insurance Limited, dated September 29, 2016, between MBIA UK (Holdings) Limited and Assured Guaranty Corp. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2016)

10.67
2016 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.92 to Form 10-K for the year ended December 31, 2016)*

10.68
2016 Form of Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.93 to Form 10-K for the year ended December 31, 2016)*

Exhibit Number	Description of Document
10.69
2017 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 5, 2017)*

10.70
2017 Form of Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended May 5, 2017)*

10.71	Separation Agreement dated November 1, 2017 between the Company and James Michener (Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2017)*
21.1	Subsidiaries of the Registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1
The following financial information from Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language) interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	Name: Dominic J. Frederico Title: President and Chief Executive Officer

Date: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

Francisco L. Borges	Chairman of the Board; Director	March 1, 2019

Dominic J. Frederico	President and Chief Executive Officer; Director	March 1, 2019

Robert A. Bailenson	Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)	March 1, 2019

G. Lawrence Buhl	Director	March 1, 2019

Bonnie L. Howard	Director	March 1, 2019

Thomas W. Jones	Director	March 1, 2019

Patrick W. Kenny	Director	March 1, 2019

Alan J. Kreczko	Director	March 1, 2019

Simon W. Leathes	Director	March 1, 2019

Michael T. O'Kane	Director	March 1, 2019

Yukiko Omura	Director	March 1, 2019