Form 10-Q
period 2019-03-31
ASSURED GUARANTY LTD
filed 2019-05-10
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition Period from              to
Commission File No. 001-32141
ASSURED GUARANTY LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0429991
(State or other jurisdiction	(I.R.S. employer
of incorporation)	identification no.)

30 Woodbourne Avenue
Hamilton HM 08, Bermuda
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of exchange on which registered
Common Shares, $0.01 per share	AGO	New York Stock Exchange

The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 7, 2019 was 101,563,349 (includes 67,319 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of March 31, 2019	As of December 31, 2018
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,590 and $9,884)	$9,989	$10,089
Short-term investments, at fair value	727	729
Other invested assets	61	55
Total investment portfolio	10,777	10,873
Cash	123	104
Premiums receivable, net of commissions payable	897	904
Deferred acquisition costs	104	105
Salvage and subrogation recoverable	522	490
Financial guaranty variable interest entities’ assets, at fair value	560	569
Other assets	568	558
Total assets	$13,551	$13,603
Liabilities and shareholders’ equity
Unearned premium reserve	$3,437	$3,512
Loss and loss adjustment expense reserve	1,032	1,177
Long-term debt	1,232	1,233
Credit derivative liabilities	229	209
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	505	517
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	104	102
Other liabilities	343	298
Total liabilities	6,882	7,048
Commitments and contingencies (see Note 12)
Common stock ($0.01 par value, 500,000,000 shares authorized; 102,270,409 and 103,672,592 shares issued and outstanding)	1	1
Additional paid-in capital	—	86
Retained earnings	6,406	6,374
Accumulated other comprehensive income, net of tax of $63 and $38	261	93
Deferred equity compensation	1	1
Total shareholders’ equity	6,669	6,555
Total liabilities and shareholders’ equity	$13,551	$13,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Net earned premiums	$118	$145
Net investment income	98	100
Net realized investment gains (losses)	(12)	(5)
Net change in fair value of credit derivatives	(22)	34
Fair value gains (losses) on financial guaranty variable interest entities	5	4
Other income (loss)	8	15
Total revenues	195	293
Expenses
Loss and loss adjustment expenses	46	(18)
Amortization of deferred acquisition costs	6	5
Interest expense	23	24
Other operating expenses	64	65
Total expenses	139	76
Income (loss) before income taxes and equity in net earnings of investees	56	217
Equity in net earnings of investees	2	—
Income (loss) before income taxes	58	217
Provision (benefit) for income taxes	4	20
Net income (loss)	$54	$197

Earnings per share:
Basic	$0.52	$1.71
Diluted	$0.52	$1.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$54	$197
Change in net unrealized gains (losses) on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $25 and $(29)	163	(128)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $0 and $(1)	5	(2)
Change in net unrealized gains (losses) on investments	168	(130)
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse resulting from a change in the instrument-specific credit risk, net of tax	—	(2)
Other, net of tax provision (benefit) of $0 and $1	—	6
Other comprehensive income (loss)	168	(126)
Comprehensive income (loss)	$222	$71

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(dollars in millions, except share data)

For the Three Months Ended March 31, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2018	103,672,592	$1	$86	$6,374	$93	$1	$6,555
Net income	—	—	—	54	—	—	54
Dividends ($0.18 per share)	—	—	—	(19)	—	—	(19)
Common stock repurchases	(1,908,605)	—	(76)	(3)	—	—	(79)
Share-based compensation and other	506,422	—	(10)	—	—	—	(10)
Other comprehensive income	—	—	—	—	168	—	168
Balance at March 31, 2019	102,270,409	$1	$—	$6,406	$261	$1	$6,669

For the Three Months Ended March 31, 2018

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839
Net income	—	—	—	197	—	—	197
Dividends ($0.16 per share)	—	—	—	(19)	—	—	(19)
Common stock repurchases	(2,787,936)	—	(98)	—	—	—	(98)
Share-based compensation and other	476,406	—	(9)	—	—	—	(9)
Other comprehensive loss	—	—	—	—	(126)	—	(126)
Effect of adoption of ASU 2016-01 (see Note 15)	—	—	—	32	(32)	—	—
Balance at March 31, 2018	113,709,322	$1	$466	$6,102	$214	$1	$6,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Three Months Ended March 31,
	2019	2018
Net cash flows provided by (used in) operating activities	$(332)	$27
Investing activities
Fixed-maturity securities:
Purchases	(196)	(411)
Sales	471	409
Maturities	177	225
Short-term investments with original maturities of over three months:
Purchases	(107)	(47)
Sales	2	—
Maturities	67	45
Net sales (purchases) of short-term investments with original maturities of less than three months	25	(114)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	26	33
Other	27	(14)
Net cash flows provided by (used in) investing activities	492	126
Financing activities
Dividends paid	(20)	(18)
Repurchases of common stock	(80)	(100)
Repurchases of common stock to pay withholding taxes	(15)	(12)
Net paydowns of financial guaranty variable interest entities’ liabilities	(25)	(33)
Paydown of long-term debt	(3)	(19)
Proceeds from option exercises	1	1
Net cash flows provided by (used in) financing activities	(142)	(181)
Effect of foreign exchange rate changes	1	1
Increase (decrease) in cash and restricted cash	19	(27)
Cash and restricted cash at beginning of period (see Note 9)	104	144
Cash and restricted cash at end of period (see Note 9)	$123	$117
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$—	$10
Interest on long-term debt	$9	$21

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2019

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of March 31, 2019 and cover the three-month period ended March 31, 2019 (First Quarter 2019) and the three-month period ended March 31, 2018 (First Quarter 2018). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of cash flow amounts related to short-term investments was changed during the fourth quarter of 2018 to reflect cash flows on a gross, rather than a net, basis. The presentation of equity in net earnings of investees was changed in 2019 to reflect amounts previously reported in net investment income and other income to a separate line item on the condensed consolidated statements of operations. Certain prior year balances have been reclassified to conform to the current year's presentation.

The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (SEC).

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

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) - have public debt outstanding. See Note 13, Long-Term Debt and Credit Facilities and Note 16, Subsidiary Information.

Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted Topic 842 on January 1, 2019 using the optional transition method that allows the Company to initially apply the new requirements at the effective date, with no revision to prior periods. See Note 12, Commitments and Contingencies, for additional information.

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310-20) - Premium Amortization on Purchased Callable Debt Securities.  This ASU shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date.  This ASU was adopted on January 1, 2019, with no effect on the Company's condensed consolidated financial statements.

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

This ASU does not impact the Company’s financial guaranty insurance contracts, but may impact its accounting for certain non-financial guaranty contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted. At this time, the Company does not plan to early adopt this ASU. The Company does not expect this ASU to have a material effect on its condensed consolidated financial statements.

2.    Ratings

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (6/26/18)	AA+ (stable) (12/21/18)	A2 (stable) (5/7/18)	—
AGC	AA (stable) (6/26/18)	AA (stable) (11/30/18)	(1)	—
MAC	AA (stable) (6/26/18)	AA+ (stable) (7/12/18)	—	—
AG Re	AA (stable) (6/26/18)	—	—	—
AGRO	AA (stable) (6/26/18)	—	—	A+ (stable) (7/13/18)
AGE	AA (stable) (6/26/18)	AA+ (stable) (12/21/18)	A2 (stable) (5/7/18)	—
____________________

(1)	AGC requested that Moody’s Investors Service, Inc. (Moody’s) withdraw its financial strength ratings of AGC in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable).

There can be no assurance that any of the rating agencies will not take negative action on the financial strength ratings (or similar ratings) of AGL's insurance subsidiaries in the future or cease to rate one or more of AGL's insurance subsidiaries, either voluntarily or at the request of that subsidiary.

For a discussion of the effects of rating actions on the Company, see Note 5, Contracts Accounted for as Insurance, and Note 11, Reinsurance.

3.	Outstanding Exposure

The Company primarily sells credit protection contracts in financial guaranty insurance form. Until 2009, the Company also sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps (CDS). The Company's contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS in the U.S. since 2009. The Company has, however, acquired or reinsured portfolios both before and after 2009 that include financial guaranty contracts in credit derivative form.

The Company also writes non-financial guaranty insurance that is consistent with its risk profile and benefits from its underwriting experience.

The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although on occasion it may underwrite new issuances that it views as below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on a portfolio of insurance or reassuming a portfolio of reinsurance it had previously ceded; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across asset classes and, in the structured finance portfolio, typically requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 8, Variable Interest Entities. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated. The Company also provides non-financial guaranty insurance and reinsurance on transactions without special purpose entities but with similar risk profiles to its structured finance exposures written in financial guaranty form.

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer. The second-to-pay insured par outstanding as of March 31, 2019 and December 31, 2018 was $6.5 billion and $6.7 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction are both BIG and/or not rated was $108 million and $111 million as of March 31, 2019 and December 31, 2018, respectively.

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

The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s credit quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter, although the Company may also review a rating in response to developments impacting the credit when a ratings review is not scheduled. For assumed exposures, the Company may use the ceding company’s credit ratings of transactions where it is impractical for it to assign its own rating.

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 4, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company uses a tax-equivalent yield, which reflects long-term trends in interest rates, to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

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

Financial Guaranty Exposure

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of both March 31, 2019 and December 31, 2018, the Company excluded $1.9 billion of net par attributable to loss mitigation securities and other loss mitigation strategies (which are mostly BIG).

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Public finance	$354,406	$361,511	$351,396	$358,438
Structured finance	13,290	13,569	13,245	13,148
Total financial guaranty	$367,696	$375,080	$364,641	$371,586

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2019

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$412	0.3%	$2,442	5.5%	$1,510	14.6%	$246	25.5%	$4,610	1.9%
AA	21,666	11.9	1,710	3.8	4,230	40.9	24	2.5	27,630	11.6
A	101,576	56.0	13,305	29.8	950	9.2	204	21.1	116,035	48.9
BBB	51,697	28.5	26,157	58.6	1,166	11.3	404	41.9	79,424	33.5
BIG	6,057	3.3	1,001	2.3	2,481	24.0	87	9.0	9,626	4.1
Total net par outstanding	$181,408	100.0%	$44,615	100.0%	$10,337	100.0%	$965	100.0%	$237,325	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2018

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$413	0.2%	$2,399	5.4%	$1,533	15.4%	$273	22.9%	$4,618	1.9%
AA	21,646	11.6	1,711	3.9	3,599	36.2	65	5.4	27,021	11.2
A	105,180	56.4	13,013	29.5	1,016	10.2	206	17.3	119,415	49.4
BBB	52,935	28.4	25,939	58.8	1,164	11.7	550	46.1	80,588	33.3
BIG	6,388	3.4	1,041	2.4	2,632	26.5	99	8.3	10,160	4.2
Total net par outstanding	$186,562	100.0%	$44,103	100.0%	$9,944	100.0%	$1,193	100.0%	$241,802	100.0%

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $147 million of gross par as of March 31, 2019, $136 million of which remained outstanding as of the date of this filing. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2019

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,711	$398	$3,948	$6,057	$181,408
Non-U.S. public finance	1,001	—	—	1,001	44,615
Public finance	2,712	398	3,948	7,058	226,023
Structured finance:
U.S. residential mortgage-backed securities (RMBS)	441	104	1,694	2,239	4,064
Life insurance transactions	—	—	85	85	1,751
Other structured finance	115	76	53	244	5,487
Structured finance	556	180	1,832	2,568	11,302
Total	$3,268	$578	$5,780	$9,626	$237,325

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2018

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,767	$399	$4,222	$6,388	$186,562
Non-U.S. public finance	796	245	—	1,041	44,103
Public finance	2,563	644	4,222	7,429	230,665
Structured finance:
U.S. RMBS	368	214	1,805	2,387	4,270
Life insurance transactions	—	—	85	85	1,184
Other structured finance	127	79	53	259	5,683
Structured finance	495	293	1,943	2,731	11,137
Total	$3,058	$937	$6,165	$10,160	$241,802

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of March 31, 2019

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$3,191	$77	$3,268	128	6	134
Category 2	573	5	578	31	1	32
Category 3	5,709	71	5,780	142	8	150
Total BIG	$9,473	$153	$9,626	301	15	316

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
_____________________
(1)    Includes VIEs.

(2)	A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.5 billion net par as of March 31, 2019, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

On November 30, 2015 and December 8, 2015, the former governor of Puerto Rico (Former Governor) issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to "claw back" certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention Center District Authority (PRCCDA). The Puerto Rico exposures insured by the Company subject to clawback are shown in the table “Puerto Rico Net Par Outstanding.”

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

Constitutionally Guaranteed

General Obligation. As of March 31, 2019, the Company had $1,340 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

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

Puerto Rico Public Buildings Authority (PBA). As of March 31, 2019, the Company had $142 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of March 31, 2019, the Company had $844 million insured net par outstanding of PRHTA (transportation revenue) bonds and $475 million insured net par outstanding of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

On June 29, 2018, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period.

PRCCDA. As of March 31, 2019, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of March 31, 2019, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to Puerto Rico of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of March 31, 2019, the Company had $848 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA. On August 1, 2018, the Oversight Board certified a revised fiscal plan for PREPA.

On May 3, 2019, AGM and AGC entered into a restructuring support agreement (PREPA RSA) with PREPA and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth of Puerto Rico, and the Oversight Board, that is intended to, among other things, provide a framework for the consensual resolution of the treatment of the Company’s insured PREPA revenue bonds in PREPA's recovery plan. Upon consummation of the restructuring transaction, PREPA’s revenue bonds will be exchanged into new securitization bonds issued by a special purpose corporation and secured by a segregated transition charge assessed on electricity bills.

The closing of the restructuring transaction is subject to a number of conditions, including approval by the Title III Court of the PREPA RSA and settlement described therein, a minimum of 67% support of voting bondholders for a plan of adjustment that includes this proposed treatment of PREPA revenue bonds and confirmation of such plan by the Title III court, and execution of acceptable documentation and legal opinions. Under the PREPA RSA, the Company has the option to guarantee its allocated share of the securitization exchange bonds, which may then be offered and sold in the capital markets. The Company believes that the additive value created by attaching its guarantee to the securitization exchange bonds would materially improve its overall recovery under the transaction, as well as generate new insurance premiums; and therefore that its economic results could differ from those reflected in the PREPA RSA.

PRASA. As of March 31, 2019, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S. Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full. On August 1, 2018, the Oversight Board certified a revised fiscal plan for PRASA.

MFA. As of March 31, 2019, the Company had $303 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

Puerto Rico Sales Tax Financing Corporation (COFINA). As of March 31, 2019, the Company did not have any insured net par outstanding of subordinate COFINA bonds. On February 12, 2019, pursuant to a plan of adjustment approved by the PROMESA Title III Court on February 4, 2019 (COFINA Plan of Adjustment), the Company paid off in full its $273 million net par outstanding of insured COFINA bonds, plus accrued and unpaid interest. Pursuant to the COFINA Plan of Adjustment, the Company received $152 million in initial par of closed lien senior bonds of COFINA validated by the PROMESA Title III Court (COFINA Exchange Senior Bonds), along with cash. The total par recovery (cash and COFINA Exchange Senior Bonds) represents 60% of the Company’s official Title III claim, which relates to amounts owed as of the date COFINA entered Title III proceedings. The Company may retain, sell, or insure and then sell, all or any portion of its $152 million of COFINA Exchange Senior Bonds. The COFINA Exchange Senior Bonds consist of both current interest bonds ($115 million) and capital appreciation bonds ($37 million). The fair value of the COFINA Exchange Senior Bonds, excluding accrued interest, was $139 million and was recorded as salvage received. This was recorded as a non-cash purchase of fixed-maturity securities, which is not shown as an investing cash flow on the condensed consolidated statements of cash flows.

U of PR. As of March 31, 2019, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Puerto Rico Recovery Litigation

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters.

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation commenced an action for declaratory judgment and injunctive relief in the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) to invalidate the executive orders issued by the Former Governor on November 30, 2015 and December 8, 2015 directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company claw back certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay. While the PROMESA automatic stay expired on May 1, 2017, on May 17, 2017, the court stayed the action under Title III of PROMESA.

On May 16, 2017, The Bank of New York Mellon, as trustee for the bonds issued by COFINA, filed an adversary complaint for interpleader and declaratory relief with the Federal District Court for Puerto Rico to resolve competing and conflicting demands made by various groups of COFINA bondholders, insurers of certain COFINA bonds and COFINA, regarding funds held by the trustee for certain COFINA bond debt service payments scheduled to occur on and after June 1, 2017. On May 19, 2017, an order to show cause was entered permitting AGM to intervene in this matter. On February 4, 2019, the Federal District Court for Puerto Rico approved the COFINA Plan of Adjustment described above, and the plan became effective on February 12, 2019. As a result, the interpleader action was dismissed on February 20, 2019.

On June 3, 2017, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA bonds under the United States Bankruptcy Code (Bankruptcy Code); (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA bonds under the Bankruptcy Code; and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On January 30, 2018, the court rendered an opinion dismissing the complaint and holding, among other things, that (x) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (y) actions to enforce liens on pledged special revenues remain stayed. A hearing on AGM and AGC’s appeal of the trial court’s decision to the United States Court of Appeals for the First Circuit (First Circuit) was held on November 5, 2018. On March 26, 2019, the First Circuit issued its opinion affirming the trial court’s decision and held that Sections 928(a) and 922(d) of the Bankruptcy Code permit, but do not require, continued payments during the pendency of the Title III proceedings. The First Circuit agreed with the trial court that (i) Section 928(a) of the Bankruptcy Code does not mandate the turnover of special revenues or require continuity of payments to the PRHTA Bonds during the pendency of the Title III proceedings, and (ii) Section 922(d) of the Bankruptcy Code is not an exception to the automatic stay that would compel PRHTA, or third parties holding special revenues, to apply special revenues to outstanding obligations. On April 9, 2019, AGM, AGC and other petitioners filed a petition with the First Circuit seeking a rehearing by the full court.

On June 26, 2017, AGM and AGC filed a complaint in the Federal District Court for Puerto Rico seeking (i) a declaratory judgment that the PREPA restructuring support agreement executed in December 2015 (2015 PREPA RSA) is a “Preexisting Voluntary Agreement” under Section 104 of PROMESA and the Oversight Board’s failure to certify the 2015 PREPA RSA is an unlawful application of Section 601 of PROMESA; (ii) an injunction enjoining the Oversight Board from unlawfully applying Section 601 of PROMESA and ordering it to certify the 2015 PREPA RSA; and (iii) a writ of mandamus requiring the Oversight Board to comply with its duties under PROMESA and certify the 2015 PREPA RSA. On July 21, 2017, in light of its PREPA Title III petition on July 2, 2017, the Oversight Board filed a notice of stay under PROMESA.

On July 18, 2017, AGM and AGC filed in the Federal District Court for Puerto Rico a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. The court denied the motion on September 14, 2017, but on August 8, 2018, the First Circuit vacated and remanded the court's decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver, and a hearing was scheduled for May 2019. Under the PREPA RSA, AGM and AGC have agreed to withdraw from the lift stay motion upon the Title III Court’s approval of the settlement of claims embodied in the PREPA RSA.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which may resolve certain similar issues.

On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void from the beginning the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case in July 2018. On August 3, 2018, a stipulated judgment was entered against AGM and AGC at their request based upon the court's July decision in the other Appointments Clause lawsuit and, on the same date, AGM and AGC appealed the stipulated judgment to the First Circuit. On August 15, 2018, the court consolidated, for purposes of briefing and oral argument, AGM and AGC's appeal with the other Appointments Clause lawsuit. The First Circuit consolidated AGM and AGC's appeal with a third Appointments Clause lawsuit on September 7, 2018 and held a hearing on December 3, 2018. On February 15, 2019, the First Circuit issued its ruling on the appeal and held that members of the Oversight Board were not appointed in compliance with the Appointments Clause of the U.S. Constitution but declined to dismiss the Title III petitions citing the (i) de facto officer doctrine and (ii) negative consequences to the many innocent third parties who relied on the Oversight Board’s actions to date, as well as the further delay which would result from a dismissal of the Title III petitions. The case was remanded back to the Federal District Court for Puerto Rico for the appellants’ requested declaratory relief that the appointment of the board members of the Oversight Board is unconstitutional. The First Circuit delayed the effectiveness of its ruling for 90 days so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. On April 23, 2019, the Oversight Board filed a petition for review of the decision by the U.S. Supreme Court and on the following day filed a motion in the First Circuit to further stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On May 6, 2019, the First Circuit denied the request to stay the effectiveness of its ruling pending final disposition by the U.S. Supreme Court and instead extended the stay of the effectiveness of its ruling to July 15, 2019.

On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the leases to public occupants (Leases) entered into by the PBA are not “true leases” for purposes of Section 365(d)(3) of the Bankruptcy Code and therefore the Commonwealth has no obligation to make payments to the PBA under the Leases or Section 365(d)(3) of the Bankruptcy Code, (ii) the PBA is not entitled to a priority administrative expense claim under the Leases pursuant to Sections 503(b)(1) and 507(a)(2) of the Bankruptcy Code, and (iii) any such claims filed or asserted against the Commonwealth are disallowed. On January 28, 2019, the PBA filed an answer to the complaint. On March 12, 2019, the Federal District Court for Puerto Rico granted, with certain limitations, AGM’s and AGC’s motion to intervene. On March 21, 2019, AGM and AGC, together with certain other intervenors, filed a motion for judgment on the pleadings.

On January 14, 2019 the Oversight Board and the Official Committee of Unsecured Creditors filed an omnibus objection in the Title III Court to claims filed by holders of approximately $6 billion of Commonwealth general obligation bonds issued in 2012 and 2014, asserting among other things that such bonds were issued in violation of the Puerto Rico constitutional debt service limit, such bonds are null and void, and the holders have no equitable remedy against the Commonwealth. On April 10, 2019, AGM filed a notice of participation in these proceedings. As of March 31, 2019, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012.

In addition, AGM and AGC are named in litigation regarding Puerto Rico described under Note 12, Commitments and Contingencies.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in millions)
Exposure to Puerto Rico	$4,698	$4,971	$7,318	$8,035

Puerto Rico
Net Par Outstanding

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,340	$1,340
PBA	142	142
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	844	844
PRHTA (Highways revenue) (1)	475	475
PRCCDA	152	152
PRIFA	16	16
Other Public Corporations
PREPA (1)	848	848
PRASA	373	373
MFA	303	303
COFINA	—	273
U of PR	1	1
Total net exposure to Puerto Rico	$4,494	$4,767
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of March 31, 2019

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2019 (April 1 - June 30)	$—	$3
2019 (July 1 - September 30)	224	335
2019 (October 1 - December 31)	—	3
Subtotal 2019	224	341
2020	286	503
2021	149	351
2022	139	332
2023	205	392
2024-2028	1,213	1,978
2029-2033	884	1,392
2034-2038	957	1,184
2039-2043	176	259
2044-2047	261	300
Total	$4,494	$7,032

Exposure to the U.S. Virgin Islands

As of March 31, 2019, the Company had $496 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $222 million BIG. The $274 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $222 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
	(in millions)
Life insurance transactions (1)	$912	$880	$788	$763
Aircraft residual value insurance policies	360	340	239	218
____________________

(1)	The life insurance transactions net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

4.	Expected Loss to be Paid

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio, regardless of the accounting model (insurance, derivative or VIE).

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 2.87% with a weighted average of 2.46% as of March 31, 2019 and 0.00% to 3.06% with a weighted average of 2.74% as of December 31, 2018. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 3.2% and 2.7% of the total as of March 31, 2019 and December 31, 2018, respectively.

Net Expected Loss to be Paid
Roll Forward

	First Quarter
	2019	2018
	(in millions)
Net expected loss to be paid, beginning of period	$1,183	$1,303
Economic loss development (benefit) due to:
Accretion of discount	8	8
Changes in discount rates	(4)	(6)
Changes in timing and assumptions	(6)	(26)
Total economic loss development (benefit)	(2)	(24)
Net (paid) recovered losses	(218)	19
Net expected loss to be paid, end of period	$963	$1,298

Net Expected Loss to be Paid
Roll Forward by Sector
First Quarter 2019

	Net Expected Loss to be Paid (Recovered) as of December 31, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$62	$(228)	$666
Non-U.S. public finance	32	(1)	—	31
Public finance	864	61	(228)	697
Structured finance:
U.S. RMBS	293	(65)	9	237
Other structured finance	26	2	1	29
Structured finance	319	(63)	10	266
Total	$1,183	$(2)	$(218)	$963

Net Expected Loss to be Paid
Roll Forward by Sector
First Quarter 2018

	Net Expected Loss to be Paid (Recovered) as of December 31, 2017	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2018
	(in millions)
Public finance:
U.S. public finance	$1,157	$(39)	$(111)	$1,007
Non-U.S. public finance	46	(3)	—	43
Public finance	1,203	(42)	(111)	1,050
Structured finance:
U.S. RMBS	73	16	130	219
Other structured finance	27	2	—	29
Structured finance	100	18	130	248
Total	$1,303	$(24)	$19	$1,298
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded in reinsurance recoverable on paid losses included in other assets. The amounts in First Quarter 2019 are net of the COFINA Exchange Senior Bonds and cash that were received pursuant to the Plan of Adjustment. See Note 3, Outstanding Exposure, for additional information.

The tables above include (1) loss adjustment expenses (LAE) paid of $7 million and $5 million for First Quarter 2019 and 2018, respectively, and (2) expected LAE to be paid of $28 million as of March 31, 2019 and $31 million as of December 31, 2018.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of March 31, 2019	As of December 31, 2018	First Quarter 2019	First Quarter 2018
	(in millions)
Insurance	$904	$1,110	$10	$(33)
Financial guaranty VIEs (FG VIEs) (See Note 8)	65	75	(10)	2
Credit derivatives (See Note 7)	(6)	(2)	(2)	7
Total	$963	$1,183	$(2)	$(24)

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.5 billion net par as of March 31, 2019, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 3, Outstanding Exposure.

The Company had approximately $18 million of net par exposure as of March 31, 2019 to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the U.S. Bankruptcy Code became effective. As of March 31, 2019, the Company’s net par subject to the plan consisted of $110 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company projects its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2019 including those mentioned above, to be $666 million, compared with a net expected loss of $832 million as of December 31, 2018. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At March 31, 2019 that credit was $652 million compared with $586 million at December 31, 2018. The economic loss development for U.S. public finance transactions for First Quarter 2019 was $62 million, which was primarily attributable to Puerto Rico exposures.

Selected Non - U.S. Public Finance Transactions

The Company insures and reinsures transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default. The Company's exposure, net of reinsurance, to these Spanish and Portuguese exposures is $420 million and $71 million, respectively. The Company rates all of these exposures BIG due to the financial condition of Spain and Portugal and their dependence on the sovereign.

The Company also insures an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K. with $195 million of net par outstanding as of March 31, 2019. This transaction has been underperforming due to higher costs compared with expectations at underwriting, and is rated BIG. Traffic continues to be strong, and that has contributed to some of the improvement for the overall transaction.

These transactions, together with other non-U.S. public finance insured obligations, had expected loss to be paid of $31 million as of March 31, 2019, compared with $32 million as of December 31, 2018. The economic benefit was approximately $1 million during First Quarter 2019.

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

As of March 31, 2019, the Company had a net R&W payable of $19 million to R&W counterparties, compared with a net R&W receivable of $5 million as of December 31, 2018. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

The Company's RMBS loss projection methodology assumes that the housing and mortgage markets will continue improving. Each period the Company makes a judgment as to whether to change the assumptions it uses to make RMBS loss projections based on its observation during the period of the performance of its insured transactions (including early-stage delinquencies, late-stage delinquencies and loss severity) as well as the residential property market and economy in general, and, to the extent it observes changes, it makes a judgment as to whether those changes are normal fluctuations or part of a trend. The assumptions that the Company uses to project RMBS losses are shown in the sections below.

Net Economic Loss Development (Benefit)
U.S. RMBS

	First Quarter
	2019	2018
	(in millions)
First lien U.S. RMBS	$(31)	$24
Second lien U.S. RMBS	(34)	(8)

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

First Lien Liquidation Rates

	March 31, 2019	December 31, 2018
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%
Option ARM	20	20
Subprime	20	20
30 – 59 Days Delinquent
Alt-A and Prime	30	30
Option ARM	35	35
Subprime	40	40
60 – 89 Days Delinquent
Alt-A and Prime	40	40
Option ARM	45	45
Subprime	45	45
90+ Days Delinquent
Alt-A and Prime	50	50
Option ARM	55	55
Subprime	50	50
Bankruptcy
Alt-A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt-A and Prime	60	60
Option ARM	65	65
Subprime	60	60
Real Estate Owned
All	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 4.25 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions had reached historically high levels, and the Company is assuming in the base case that the still elevated levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. Each quarter the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18-month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of March 31, 2019				As of December 31, 2018
	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	1.0%	-	10.7%	4.3%	1.2%	-	11.4%	4.6%
Final CDR	0.0%	-	0.5%	0.2%	0.1%	-	0.6%	0.2%
Initial loss severity:
2005 and prior	60%				60%
2006	70%				70%
2007+	70%				70%
Option ARM
Plateau CDR	2.1%	-	9.3%	5.9%	1.8%	-	8.3%	5.6%
Final CDR	0.1%	-	0.5%	0.3%	0.1%	-	0.4%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				60%
2007+	70%				70%
Subprime
Plateau CDR	2.4%	-	24.1%	6.2%	1.8%	-	23.2%	6.2%
Final CDR	0.1%	-	1.2%	0.3%	0.1%	-	1.2%	0.3%
Initial loss severity:
2005 and prior	80%				80%
2006	75%				75%
2007+	95%				95%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2018.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2019 and December 31, 2018.

Total expected loss to be paid on all first lien U.S. RMBS was $209 million and $243 million as of March 31, 2019 and December 31, 2018, respectively. The $31 million economic benefit in First Quarter 2019 for first lien U.S. RMBS was primarily attributable to higher excess spread mainly on certain transactions with insured floating rate debt linked to London Interbank Offered Rate (LIBOR) supported by large portions of fixed rate assets (either originally fixed or modified to be fixed). The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2019 as it used as of December 31, 2018, increasing and decreasing the periods of stress from those used in the base case.

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

U.S. Second Lien RMBS Loss Projections

Second lien RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien mortgages. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction, the CPR of the collateral, the interest rate environment, and assumptions about loss severity.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, representing six months of delinquent loan liquidations, followed by 28 months of decrease to the steady state CDR, the same as of December 31, 2018.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. In prior periods, as the HELOC loans underlying the Company's insured HELOC transactions reached their principal amortization period, the Company incorporated an assumption that a percentage of loans reaching their principal amortization periods would default around the time of the payment increase.

The HELOC loans underlying the Company's insured HELOC transactions are now past their original interest-only reset date, although a significant number of HELOC loans were modified to extend the original interest-only period for another five years. As a result, in 2017, the Company eliminated the CDR increase that was applied when such loans reached their principal amortization period. In addition, based on the average performance history, the Company applied a CDR floor of 2.5% for the future steady state CDR on all its HELOC transactions.

When a second lien loan defaults, there is generally a very low recovery. The Company assumed as of March 31, 2019 that it will generally recover only 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries assumed to come in over time. This is the same assumption used as of December 31, 2018. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate.  In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes future recoveries of 10% of the balance of the charged off loans where the second lien is still intact. The Company assumes the recoveries are received evenly over the next five years, although actual recoveries will vary. The Company evaluates its assumptions periodically based on actual recoveries of charged off loans.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is generally consistent with how the Company modeled the CPR as of December 31, 2018. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $28 million as of March 31, 2019 and $50 million as of December 31, 2018. The $34 million economic benefit in First Quarter 2019 for second lien U.S. RMBS was primarily attributable to improved performance in certain transactions, higher excess spread and progress on loss mitigation efforts.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of March 31, 2019				As of December 31, 2018
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	5.5%	-	25.6%	9.5%	4.6%	-	26.8%	10.1%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%
30 – 59 Days Delinquent	30				35
60 – 89 Days Delinquent	45				50
90+ Days Delinquent	65				70
Bankruptcy	55				55
Foreclosure	60				65
Real Estate Owned	100				100
Loss severity (1)	98%				98%

___________________
(1)    Loss severities on future defaults.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company's most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $8 million for HELOC transactions. On the other hand, in the Company's least stressful scenario, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $9 million for HELOC transactions.

Other Structured Finance

The Company had $1.8 billion of net par exposure to financial guaranty life insurance transactions as of March 31, 2019, of which $85 million in net par is rated BIG. The life insurance transactions are based on discrete blocks of individual life insurance business. In older vintage life insurance transactions, which include the BIG-rated transactions, the amounts raised by the sale of the notes insured by the Company were used to capitalize a special purpose vehicle that provides reinsurance to a life insurer or reinsurer. The amounts have been invested since inception in accounts managed by third-party investment managers. In the case of the BIG-rated transactions, material amounts of their assets were invested in U.S. RMBS.

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

The Company projected that its total net expected loss across its troubled non- U.S. RMBS structured finance exposures as of March 31, 2019 including those mentioned above was $29 million and is primarily attributable to structured student loans. The economic loss development during First Quarter 2019 was $2 million.

Recovery Litigation

In the ordinary course of their respective businesses, certain of AGL's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future.

Public Finance Transactions

The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See Note 3, Outstanding Exposure, for a discussion of the Company's exposure to Puerto Rico and related recovery litigation being pursued by the Company.

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

5.	Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, includes contracts that are accounted for as insurance contracts, derivatives, and as consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance. See Note 7, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 8, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.

Net Earned Premiums

	First Quarter
	2019	2018
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$87	$88
Accelerations from refundings and terminations	26	52
Accretion of discount on net premiums receivable	4	4
Financial guaranty insurance net earned premiums	117	144
Non-financial guaranty net earned premiums	1	1
Net earned premiums (1)	$118	$145
 ___________________

(1)	Excludes $3 million and $3 million for First Quarter 2019 and 2018, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	First Quarter
	2019	2018
	(in millions)
Beginning of year	$904	$915
Less: Non-financial guaranty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	903	914
Gross written premiums on new business, net of commissions	41	75
Gross premiums received, net of commissions	(54)	(63)
Adjustments:
Changes in the expected term	(4)	(3)
Accretion of discount, net of commissions on assumed business	1	(4)
Foreign exchange translation and remeasurement (1)	9	24
Financial guaranty insurance premium receivable (2)	896	943
Non-financial guaranty insurance premium receivable	1	1
March 31,	$897	$944
____________________

(1)
Includes foreign exchange gain (loss) on remeasurement recorded in the condensed consolidated statements of operations of $9 million in First Quarter 2019 and $23 million in First Quarter 2018. The remaining foreign exchange translation in First Quarter 2018 was recorded in other comprehensive income (OCI).

(2)	Excludes $8 million and $9 million as of March 31, 2019 and March 31, 2018, respectively, related to consolidated FG VIEs.

Approximately 72% of installment premiums at both March 31, 2019 and December 31, 2018 are denominated in currencies other than the U.S. dollar, primarily the euro and pound sterling.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of March 31, 2019
(in millions)
2019 (April 1 - June 30)	$39
2019 (July 1 - September 30)	26
2019 (October 1 - December 31)	19
2020	99
2021	79
2022	80
2023	66
2024-2028	285
2029-2033	190
2034-2038	100
After 2038	102
Total (1)	$1,085
 ____________________

(1)	Excludes expected cash collections on consolidated FG VIEs of $11 million.

The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of March 31, 2019
(in millions)
2019 (April 1 - June 30)	$85
2019 (July 1 - September 30)	83
2019 (October 1 - December 31)	80
Subtotal 2019	248
2020	304
2021	276
2022	251
2023	230
2024-2028	903
2029-2033	609
2034-2038	341
After 2038	286
Net deferred premium revenue (1)	3,448
Future accretion	181
Total future net earned premiums	$3,629
 ____________________

(1)	Excludes net earned premiums on consolidated FG VIEs of $63 million.

Selected Information for Financial Guaranty Insurance
Policies Paid in Installments

	As of March 31, 2019	As of December 31, 2018
	(dollars in millions)
Premiums receivable, net of commission payable	$896	$903
Gross deferred premium revenue	1,280	1,313
Weighted-average risk-free rate used to discount premiums	2.3%	2.3%
Weighted-average period of premiums receivable (in years)	9.1	9.1

Financial Guaranty Insurance Losses

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 2.87% with a weighted average of 2.46% as of March 31, 2019 and 0.00% to 3.06% with a weighted average of 2.74% as of December 31, 2018.

Net Reserve (Salvage)

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Public finance:
U.S. public finance	$459	$612
Non-U.S. public finance	13	14
Public finance	472	626
Structured finance:
U.S. RMBS (1)	(13)	21
Other structured finance	35	30
Structured finance	22	51
Subtotal	494	677
Other payable (recoverable)	(2)	(3)
Total	$492	$674
____________________

(1)	Excludes net reserves of $41 million and $47 million as of March 31, 2019 and December 31, 2018, respectively, related to consolidated FG VIEs.

Components of Net Reserves (Salvage)

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Loss and LAE reserve	$1,032	$1,177
Reinsurance recoverable on unpaid losses (1)	(40)	(34)
Loss and LAE reserve, net	992	1,143
Salvage and subrogation recoverable	(522)	(490)
Salvage and subrogation payable (2)	24	24
Other payable (recoverable) (1)	(2)	(3)
Salvage and subrogation recoverable, net, and other recoverable	(500)	(469)
Net reserves (salvage)	$492	$674
____________________

(1)	Recorded as a component of other assets in the condensed consolidated balance sheets.

(2)	Represents ceded reinsurance amounts recorded as a component of other liabilities in the condensed consolidated balance sheets.

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
Financial Guaranty Insurance Contracts

As of March 31, 2019
(in millions)
Net expected loss to be paid - financial guaranty insurance	$903
Contra-paid, net	65
Salvage and subrogation recoverable, net, and other recoverable	500
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(991)
Net expected loss to be expensed (present value) (1)	$477
____________________
(1)    Excludes $33 million as of March 31, 2019, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2019
(in millions)
2019 (April 1 - June 30)	$9
2019 (July 1 - September 30)	9
2019 (October 1 - December 31)	8
Subtotal 2019	26
2020	35
2021	35
2022	36
2023	36
2024-2028	150
2029-2033	103
2034-2038	46
After 2038	10
Net expected loss to be expensed	477
Future accretion	15
Total expected future loss and LAE	$492

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	First Quarter
	2019	2018
	(in millions)
Public finance:
U.S. public finance	$70	$(28)
Non-U.S. public finance	—	(1)
Public finance	70	(29)
Structured finance:
U.S. RMBS (1)	(27)	16
Other structured finance	3	(5)
Structured finance	(24)	11
Loss and LAE	$46	$(18)

____________________

(1)	Excludes a benefit of $1 million and a loss of $6 million for First Quarter 2019 and 2018, respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2019

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	128	(8)	31	(1)	142	(7)	301	—	301
Remaining weighted-average contract period (in years)	7.5	6.2	16.4	2.1	9.7	8.8	9.4	—	9.4
Outstanding exposure:
Principal	$3,262	$(71)	$579	$(6)	$5,868	$(159)	$9,473	$—	$9,473
Interest	1,351	(28)	484	(1)	2,756	(70)	4,492	—	4,492
Total (2)	$4,613	$(99)	$1,063	$(7)	$8,624	$(229)	$13,965	$—	$13,965
Expected cash outflows (inflows)	$133	$(5)	$151	$(1)	$3,852	$(120)	$4,010	$(284)	$3,726
Potential recoveries (3)	(509)	23	(61)	—	(2,557)	98	(3,006)	198	(2,808)
Subtotal	(376)	18	90	(1)	1,295	(22)	1,004	(86)	918
Discount	82	(5)	(19)	—	(85)	(9)	(36)	21	(15)
Present value of expected cash flows	$(294)	$13	$71	$(1)	$1,210	$(31)	$968	$(65)	$903
Deferred premium revenue	$191	$(4)	$25	$—	$544	$(2)	$754	$(62)	$692
Reserves (salvage)	$(330)	$15	$51	$(1)	$827	$(30)	$532	$(41)	$491

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2018

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	128	(8)	39	(1)	145	(7)	312	—	312
Remaining weighted-average contract period (in years)	7.9	6.5	13.2	2.1	10.1	9.1	9.8	—	9.8
Outstanding exposure:
Principal	$3,052	$(71)	$938	$(6)	$6,249	$(159)	$10,003	$—	$10,003
Interest	1,319	(29)	592	(1)	3,140	(72)	4,949	—	4,949
Total (2)	$4,371	$(100)	$1,530	$(7)	$9,389	$(231)	$14,952	$—	$14,952
Expected cash outflows (inflows)	$98	$(5)	$264	$(1)	$4,029	$(80)	$4,305	$(290)	$4,015
Potential recoveries (3)	(465)	23	(81)	—	(2,542)	55	(3,010)	192	(2,818)
Subtotal	(367)	18	183	(1)	1,487	(25)	1,295	(98)	1,197
Discount	83	(5)	(53)	—	(134)	(2)	(111)	23	(88)
Present value of expected cash flows	$(284)	$13	$130	$(1)	$1,353	$(27)	$1,184	$(75)	$1,109
Deferred premium revenue	$125	$(4)	$151	$—	$518	$(2)	$788	$(64)	$724
Reserves (salvage)	$(311)	$15	$48	$(1)	$993	$(24)	$720	$(47)	$673
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

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. See Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2019, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

During the periods presented, there were no transfers into or from Level 3.

Measured and Carried at Fair Value

Fixed-Maturity Securities and Short-Term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third-party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value measurements using their pricing models, which take into account: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, industry and economic events, and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news.

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

As of March 31, 2019, the Company used models to price 131 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,428 million. Most Level 3 securities were priced with the assistance of an independent third party. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Assets

The fair value of committed capital securities (CCS) represents the difference between the present value of remaining expected put option premium payments under AGC CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 13, Long Term Debt and Credit Facilities). The change in fair value of the AGC CCS and AGM CPS are recorded in other income in the condensed consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

The fair value of the Company's various supplemental executive retirement plan (SERP) assets are based on either (i) the observable published daily values of the underlying mutual fund included in the aforementioned plans (Level 1) or (ii) the net asset value (NAV) of the funds if a published daily value is not available (Level 2). The NAV's are based on observable information. Change in fair value of SERP assets is recorded in other operating expenses in the condensed consolidated statement of operations.

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which requires fair value measurement with changes recorded in the statement of operations. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2019 were such that market prices of the Company’s CDS contracts were not available.

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

•	Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•	Transactions priced or closed during a specific quarter within a specific asset class and specific rating. No transactions closed during the periods presented.

•	Credit spreads interpolated based upon market indices adjusted to reflect the non-standard terms of the Company's CDS contracts.

•	Credit spreads provided by the counterparty of the CDS.

•	Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

Information by Credit Spread Type (1)

	As of March 31, 2019	As of December 31, 2018
Based on actual collateral specific spreads	20%	20%
Based on market indices	31%	33%
Provided by the CDS counterparty	49%	47%
Total	100%	100%
 ____________________
(1)    Based on par.

The rates used to discount future expected premium cash flows ranged from 2.34% to 2.64% at March 31, 2019 and 2.47% to 2.89% at December 31, 2018.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 0.1%, and 17%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of March 31, 2019, and December 31, 2018, respectively. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties each reporting period. The implied credit risk of AGC and AGM, indicated by the trading level of AGC’s and AGM’s own credit spread, is a significant factor in the amount of exposure to AGC and AGM that a bank or transaction hedges. When AGC's or AGM's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC and AGM can capture.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is recorded in "fair value gains (losses) on FG VIEs" in the consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in instrument-specific credit risk (ISCR) which is separately presented in OCI. Interest income and interest expense are derived from the trustee reports and also included in "fair value gains (losses) on FG VIEs." The FG VIEs issued securities collateralized by first lien and second lien RMBS as well as loans and receivables.

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

The third party utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third party, on comparable bonds.

The models to price the FG VIEs’ liabilities used, where appropriate, the same inputs used in determining fair value of FG VIEs’ assets and, for those liabilities insured by the Company, the benefit of the Company's insurance policy guaranteeing the timely payment of principal and interest, taking into account the Company's own credit risk.

Significant changes to any of the inputs described above could have materially changed the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit of the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIEs. In general, extending the timing of expected loss payments by the Company into the future typically could lead to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically could lead to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2019

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,843	$—	$4,739	$104
U.S. government and agencies	166	—	166	—
Corporate securities	2,154	—	2,106	48
Mortgage-backed securities:
RMBS	959	—	641	318
Commercial mortgage-backed securities (CMBS)	539	—	539	—
Asset-backed securities	1,076	—	118	958
Non-U.S. government securities	252	—	252	—
Total fixed-maturity securities	9,989	—	8,561	1,428
Short-term investments	727	454	273	—
Other invested assets (1)	7	—	—	7
FG VIEs’ assets, at fair value	560	—	—	560
Other assets	137	30	41	66
Total assets carried at fair value	$11,420	$484	$8,875	$2,061
Liabilities:
Credit derivative liabilities	$229	$—	$—	$229
FG VIEs’ liabilities with recourse, at fair value	505	—	—	505
FG VIEs’ liabilities without recourse, at fair value	104	—	—	104
Total liabilities carried at fair value	$838	$—	$—	$838

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2018

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,911	$—	$4,812	$99
U.S. government and agencies	175	—	175	—
Corporate securities	2,136	—	2,080	56
Mortgage-backed securities:
RMBS	982	—	673	309
CMBS	539	—	539	—
Asset-backed securities	1,068	—	121	947
Non-U.S. government securities	278	—	278	—
Total fixed-maturity securities	10,089	—	8,678	1,411
Short-term investments	729	429	300	—
Other invested assets (1)	7	—	—	7
FG VIEs’ assets, at fair value	569	—	—	569
Other assets	139	25	38	76
Total assets carried at fair value	$11,533	$454	$9,016	$2,063
Liabilities:
Credit derivative liabilities	$209	$—	$—	$209
FG VIEs’ liabilities with recourse, at fair value	517	—	—	517
FG VIEs’ liabilities without recourse, at fair value	102	—	—	102
Total liabilities carried at fair value	$828	$—	$—	$828
____________________

(1)	Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2019 and 2018.

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$77		$(207)		$(517)		$(102)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	(11)	(1)	6	(1)	14	(1)	17	(2)	(9)	(3)	(22)	(5)	(11)	(2)	(4)	(2)
Other comprehensive income (loss)	5		3		5		(9)		—		—		—		—		—
Purchases	—		—		11		10		—		—		—		—		—
Settlements	(1)		—		(13)		(4)		(26)		—		1		23		2
Fair value as of March 31, 2019	$104		$48		$318		$958		$560		$68		$(228)		$(505)		$(104)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of March 31, 2019									$20	(2)	$(9)	(3)	$(21)	(5)	$(11)	(2)	$(3)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of March 31, 2019	$5		$3		$5		$(8)				$—				$—

Fair Value Level 3 Rollforward
Recurring Basis
First Quarter 2018

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	(5)	(1)	7	(1)	15	(1)	1	(2)	(1)	(3)	34	(5)	—	(2)	1	(2)
Other comprehensive income (loss)	3		—		(7)		3		—		—		—		(2)		—
Purchases	4		—		—		9		—		—		—		—		—
Settlements	(1)		—		(20)		(5)		(33)		(1)		(1)		30		3
FG VIE deconsolidations	—		—		—		—		(17)		—		—		1		16
Fair value as of March 31, 2018	$83		$62		$314		$809		$651		$62		$(236)		$(598)		$(110)
Change in unrealized gains/(losses) related to financial instruments held as of March 31, 2018	$3		$—		$(6)		$4		$4	(2)	$(1)	(3)	$28	(5)	$(3)	(2)	$1	(2)
 ____________________

(1)	Included in net realized investment gains (losses) and net investment income.

(2)	Included in fair value gains (losses) on FG VIEs.

(3)	Recorded in net investment income and other income.

(4)
Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown gross in the condensed consolidated balance sheet based on net exposure by counterparty.

(5)	Reported in net change in fair value of credit derivatives.

(6)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2019

Financial Instrument Description (1)	Fair Value at March 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$104	Yield	4.5%	-	32.7%	10.1%

Corporate securities	48	Yield	29.1%

RMBS	318	CPR	2.7%	-	15.8%	6.1%
		CDR	1.5%	-	6.9%	5.1%
		Loss severity	40.0%	-	125.0%	85.4%
		Yield	4.7%	-	7.2%	5.5%
Asset-backed securities:
Life insurance transactions	620	Yield	6.0%	-	6.6%	6.3%

Collateralized loan obligations (CLOs) /Trust preferred securities (TruPS)	286	Yield	3.2%	-	4.8%	4.0%

Others	52	Yield	10.7%

FG VIEs’ assets, at fair value	560	CPR	0.9%	-	18.3%	9.1%
		CDR	1.3%	-	24.0%	4.9%
		Loss severity	60.0%	-	100.0%	79.7%
		Yield	4.4%	-	9.5%	6.3%

Other assets	65	Implied Yield	6.3%	-	6.9%	6.6%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(228)	Year 1 loss estimates	0.0%	-	73.0%	2.4%
		Hedge cost (in basis points (bps))	3.3	-	55.5	16.0
		Bank profit (in bps)	8.3	-	443.9	66.5
		Internal floor (in bps)	8.8	-	30.0	10.2
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(609)	CPR	0.9%	-	18.3%	9.1%
		CDR	1.3%	-	24.0%	4.9%
		Loss severity	60.0%	-	100.0%	79.7%
		Yield	4.2%	-	9.5%	4.9%
___________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2018

Financial Instrument Description (1)	Fair Value at December 31, 2018 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$99	Yield	4.5%	-	32.7%	12.0%

Corporate securities	56	Yield	29.5%

RMBS	309	CPR	3.4%	-	19.4%	6.2%
		CDR	1.5%	-	6.9%	5.2%
		Loss severity	40.0%	-	125.0%	82.7%
		Yield	5.3%	-	8.1%	6.3%
Asset-backed securities:
Life insurance transactions	620	Yield	6.5%	-	7.1%	6.8%

CLOs/TruPS	274	Yield	3.8%	-	4.7%	4.3%

Others	53	Yield	11.5%

FG VIEs’ assets, at fair value	569	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	7.1%

Other assets	74	Implied Yield	6.6%	-	7.2%	6.9%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(207)	Year 1 loss estimates	0.0%	-	66.0%	2.2%
		Hedge cost (in basis points (bps))	5.5	-	82.5	23.3
		Bank profit (in bps)	7.2	-	509.9	77.3
		Internal floor (in bps)	8.8	-	30.0	19.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(619)	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	5.6%

____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

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

Long-Term Debt

Long-term debt issued by AGUS and AGMH is valued by broker-dealers using third party independent pricing sources and standard market conventions. The market conventions utilize market quotations, market transactions for the Company’s comparable instruments, and to a lesser extent, similar instruments in the broader insurance industry. The fair value measurement was classified as Level 2 in the fair value hierarchy. The fair value of notes payable was determined by calculating the present value of the expected cash flows. The fair value measurement was classified as Level 3 in the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of March 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets:
Other invested assets	$1	$2	$1	$2
Other assets (2)	119	119	130	130
Liabilities:
Financial guaranty insurance contracts (1)	2,987	5,740	3,240	5,932
Long-term debt	1,232	1,517	1,233	1,496
Other liabilities (2)	48	48	12	12
____________________

(1)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

(2)
The Company's other assets and other liabilities consist predominantly of accrued interest, receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value.

7.	Contracts Accounted for as Credit Derivatives

The Company has a portfolio of financial guaranty contracts that meet the definition of a derivative in accordance with GAAP (primarily CDS). The credit derivative portfolio also includes interest rate swaps.

Credit derivative transactions are governed by International Swaps and Derivative Association, Inc. documentation and have certain characteristics that differ from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. However, the Company may also be required to pay if the obligor becomes bankrupt or if the reference obligation were restructured if, after negotiation, those credit events are specified in the documentation for the credit derivative transactions. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a CDS contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.6 years as of both March 31, 2019 and at December 31, 2018.

Credit Derivatives (1)

	As of March 31, 2019		As of December 31, 2018
Asset Type	Net Par Outstanding	Net Fair Value	Net Par Outstanding	Net Fair Value
	(in millions)
Pooled infrastructure	$1,403	$(41)	$1,373	$(34)
Infrastructure finance	1,294	(87)	1,300	(63)
Regulated utilities	1,115	(10)	1,096	(11)
TruPS collateralized debt obligations (CDOs)	606	(22)	642	(28)
U.S. RMBS	588	(30)	641	(31)
Other (2)	1,114	(38)	1,130	(40)
Total	$6,120	$(228)	$6,182	$(207)

____________________
(1)    Expected recoveries were $6 million as of March 31, 2019 and $2 million as of December 31, 2018.

(2)	This represents numerous transactions across various asset classes, such as health care revenue, municipal utilities and consumer receivables.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2019		As of December 31, 2018
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,795	29.3%	$1,813	29.4%
AA	1,665	27.2	1,690	27.3
A	1,180	19.3	1,171	18.9
BBB	1,327	21.7	1,351	21.9
BIG (1)	153	2.5	157	2.5
Credit derivative net par outstanding	$6,120	100.0%	$6,182	100.0%

____________________

(1)	BIG relates to U.S. RMBS.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	First Quarter
	2019	2018
	(in millions)
Realized gains on credit derivatives	$3	$2
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(4)	—
Realized gains (losses) and other settlements	(1)	2
Net unrealized gains (losses)	(21)	32
Net change in fair value of credit derivatives	$(22)	$34

     During First Quarter 2019, unrealized fair value losses were generated primarily as a result of wider implied net spreads driven by the decreased cost to buy protection in AGC’s name, as the market cost of AGC’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During First Quarter 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies related to certain U.S. RMBS exposure, the paydown of CDS par, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in bps)

	As of March 31, 2019	As of December 31, 2018	As of March 31, 2018	As of December 31, 2017
Five-year CDS spread:
AGC	74	110	121	163
AGM	72	116	109	145

One-year CDS spread
AGC	20	22	25	70
AGM	13	24	22	28

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(370)	$(407)
Plus: Effect of AGC and AGM credit spreads	142	200
Net fair value of credit derivatives	$(228)	$(207)

The fair value of CDS contracts at March 31, 2019, before considering the implications of AGC’s and AGM’s credit spreads, is a direct result of continued wide credit spreads in the fixed income security markets and the low rating of certain credits. Offsetting the benefit attributable to AGC’s credit spread were wide credit spreads in the fixed income security markets. The wide credit spreads in the fixed income security market are due to the lack of liquidity in the TruPS CDO, pooled infrastructure, and infrastructure finance markets as well as continuing market concerns over the 2005-2007 vintages of RMBS.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $221 million in CDS net par insured by AGC requires AGC to post collateral, subject to a $221 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of March 31, 2019 and December 31, 2018.

AGC Insured CDS Collateral Posting Requirements

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Gross par of CDS with collateral posting requirement	$221	$250
Maximum posting requirement	221	250
Collateral posted	1	1

8.	Variable Interest Entities

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs but does not act as the servicer or collateral manager for any VIE obligations guaranteed by its insurance subsidiaries. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company's financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIE. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that are in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

Assured Guaranty is not primarily liable for the debt obligations issued by the VIEs it insures and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on FG VIEs’ liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero at maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by Assured Guaranty under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 4, Expected Loss to be Paid.

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

Consolidated FG VIEs

As of both March 31, 2019 and December 31, 2018, the Company consolidated 31 FG VIEs. During First Quarter 2018, there was one FG VIE that was deconsolidated. There were no other consolidations or deconsolidations for the periods presented.

The change in the ISCR of the FG VIEs’ assets held as of the end of the reporting period that was recorded in the condensed consolidated statements of operations were gains of $6 million for First Quarter 2019 and $2 million for First Quarter 2018. To calculate ISCR, the change in the fair value of the FG VIEs’ assets is allocated between changes that are due to ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield less current expected cash flows discounted at that same original effective yield.

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs' assets	$330	$350
FG VIEs' liabilities with recourse	38	48
FG VIEs' liabilities without recourse	24	28

Unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due	67	71

Unpaid principal for FG VIEs’ liabilities with recourse (1)	542	565
____________________

(1)	FG VIEs’ liabilities with recourse will mature at various dates ranging from 2019 to 2038.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2019		As of December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$295	$321	$299	$326
U.S. RMBS second lien	111	132	115	137
Manufactured housing	50	52	53	54
Total with recourse	456	505	467	517
Without recourse	104	104	102	102
Total	$560	$609	$569	$619

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

Effect of Consolidating FG VIEs

	First Quarter
	2019	2018
	(in millions)
Net earned premiums	$(3)	$(3)
Net investment income	(1)	(1)
Fair value gains (losses) on FG VIEs (1)	5	4
Loss and LAE	(1)	6
Effect on income before tax	—	6
Less: tax provision (benefit)	—	1
Effect on net income (loss)	$—	$5

Effect on OCI	$(1)	$(2)

Effect on cash flows from operating activities	$1	$2
 ____________________

(1)
See condensed consolidated statements of comprehensive income and Note 15, Shareholders' Equity, for information on changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to changes in the Company's own credit risk.

The consolidation of FG VIEs had no effect on shareholders' equity as of March 31, 2019 and increased it $1 million as of December 31, 2018.

The primary driver of the gain during First Quarter 2019 was price appreciation on the FG VIE assets resulting from improvement in the underlying collateral. The primary driver of the gain in First Quarter 2018 in fair value of FG VIEs’ assets and FG VIEs’ liabilities was an increase in the value of the FG VIEs’ assets resulting from improvement in the underlying collateral.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $88 million and liabilities of $13 million as of March 31, 2019, and assets of $87 million and liabilities of $21 million as of December 31, 2018, primarily recorded in the investment portfolio and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 18 thousand policies monitored as of March 31, 2019, approximately 16 thousand policies are not within the scope of Accounting Standards Codification (ASC) 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of both March 31, 2019 and December 31, 2018, the Company identified 110 policies that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 31 FG VIEs as of both March 31, 2019 and December 31, 2018. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

9.	Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in Other Assets, was $92 million and $91 million as of March 31, 2019 and December 31, 2018, respectively.

Net Investment Income

	First Quarter
	2019	2018
	(in millions)
Income from fixed-maturity securities managed by third parties	$72	$75
Income from internally managed securities	28	27
Gross investment income	100	102
Investment expenses	(2)	(2)
Net investment income	$98	$100

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	First Quarter
	2019	2018
	(in millions)
Gross realized gains on available-for-sale securities	$6	$9
Gross realized losses on available-for-sale securities	(2)	(5)
Net realized gains (losses) on other invested assets	—	(1)
Other-than-temporary impairment (OTTI):
Total OTTI	(13)	(11)
Less: portion of OTTI recognized in OCI	3	(3)
Net OTTI recognized in net income (loss) (1)	(16)	(8)
Net realized investment gains (losses)	$(12)	$(5)

____________________

(1)	Net OTTI recognized in net income was primarily a result of a decline in expected cash flows on loss mitigation and other risk management securities.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an OTTI and for which unrealized loss was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	First Quarter
	2019	2018
	(in millions)
Balance, beginning of period	$185	$162
Additions for credit losses on securities for which an OTTI was previously recognized	12	7
Balance, end of period	$197	$169

See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, of the Company's 2018 Annual Report on Form 10-K for a discussion of the accounting policy for evaluating investments for OTTI.

Investment Portfolio

As of March 31, 2019, the majority of the investment portfolio is managed by seven outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally do not permit its outside managers to purchase securities rated lower than A- by
S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) or A3 by Moody’s, excluding an allocation not to exceed 15% of the aggregate externally managed portfolio, to corporate and municipal securities not rated lower than BBB- by S&P or Baa3 by Moody’s.

The investment portfolio tables shown below include assets managed both externally and internally. The internally managed portfolio primarily consists of the Company's investments in securities for (i) loss mitigation purposes, (ii) other risk management purposes and (iii) other alternative investments that the Company believes present an attractive investment opportunity.

One of the Company's strategies for mitigating losses has been to purchase loss mitigation securities at discounted prices. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties (other risk management assets).

Alternative investments include investing in both equity and debt securities as well as investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $83 million remains to be invested as of March 31, 2019.

Investment Portfolio
Carrying Value

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Fixed-maturity securities (1):
Externally managed	$8,661	$8,909
Internally managed	1,328	1,180
Short-term investments	727	729
Other invested assets:
Internally managed
Alternative investments	45	39
Other	16	16
Total	$10,777	$10,873
____________________

(1)	10.9% and 10.8% of fixed-maturity securities are rated BIG as of March 31, 2019 and December 31, 2018, respectively.

The Company has a de minimis amount of restricted cash as of March 31, 2019 and December 31, 2018.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of March 31, 2019

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	45%	$4,597	$249	$(3)	$4,843	$46	AA-
U.S. government and agencies	1	157	9	—	166	—	AA+
Corporate securities	21	2,125	46	(17)	2,154	—	A
Mortgage-backed securities (4):	0
RMBS	9	960	23	(24)	959	(11)	A-
CMBS	5	532	10	(3)	539	—	AAA
Asset-backed securities	9	957	122	(3)	1,076	88	BB
Non-U.S. government securities	3	262	5	(15)	252	—	AA
Total fixed-maturity securities	93	9,590	464	(65)	9,989	123	A+
Short-term investments	7	727	—	—	727	—	AAA
Total investment portfolio	100%	$10,317	$464	$(65)	$10,716	$123	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2018

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	45%	$4,761	$168	$(18)	$4,911	$40	AA-
U.S. government and agencies	2	167	9	(1)	175	—	AA+
Corporate securities	20	2,175	13	(52)	2,136	(4)	A
Mortgage-backed securities (4):
RMBS	9	999	17	(34)	982	(15)	A-
CMBS	5	542	4	(7)	539	—	AAA
Asset-backed securities	9	942	131	(5)	1,068	97	BB
Non-U.S. government securities	3	298	2	(22)	278	—	AA
Total fixed-maturity securities	93	9,884	344	(139)	10,089	118	A+
Short-term investments	7	729	—	—	729	—	AAA
Total investment portfolio	100%	$10,613	$344	$(139)	$10,818	$118	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI (AOCI). See Note 15, Shareholders' Equity.

(3)
Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 46% of mortgage backed securities as of March 31, 2019 and 48% as of December 31, 2018 based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$17	$—	$152	$(3)	$169	$(3)
U.S. government and agencies	20	—	24	—	44	—
Corporate securities	101	(1)	381	(16)	482	(17)
Mortgage-backed securities:
RMBS	37	(1)	371	(23)	408	(24)
CMBS	1	—	86	(3)	87	(3)
Asset-backed securities	308	(3)	18	—	326	(3)
Non-U.S. government securities	46	(1)	86	(14)	132	(15)
Total	$530	$(6)	$1,118	$(59)	$1,648	$(65)
Number of securities (1)		128		333		456
Number of securities with OTTI (1)		5		24		28

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42

___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2019 and December 31, 2018, 37 and 38 securities, respectively, had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $33 million as of March 31, 2019 and $43 million as of December 31, 2018. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2019 and December 31, 2018 were yield-related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2019 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2019

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$217	$213
Due after one year through five years	1,500	1,524
Due after five years through 10 years	2,249	2,316
Due after 10 years	4,132	4,438
Mortgage-backed securities:
RMBS	960	959
CMBS	532	539
Total	$9,590	$9,989

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $269 million and $266 million, as of March 31, 2019 and December 31, 2018, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,873 million and $1,855 million, based on fair value as of March 31, 2019 and December 31, 2018, respectively.

10.	Income Taxes

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

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty's Revenue & Customs. AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The corporation tax rate is at 19% for 2019. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. "controlled foreign companies" regime and has obtained a clearance from Her Majesty's Revenue & Customs confirming this on the basis of current facts.

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries.

Assured Guaranty Overseas US Holdings Inc. (AGOUS) and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs, and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2019. A discrete calculation of the provision is calculated for each interim period.

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2019	2018
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$9	$35
Tax-exempt interest	(5)	(6)
Change in liability for uncertain tax positions	—	(7)
State taxes	1	2
Foreign taxes	1	(4)
Taxes on reinsurance	1	—
Deferred compensation	(2)	(1)
Other	(1)	1
Total provision (benefit) for income taxes	$4	$20
Effective tax rate	7.8%	9.3%

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

 The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2019	2018
	(in millions)
U.S.	$35	$175
Bermuda	16	49
U.K. and Other	7	(7)
Total	$58	$217

Revenue by Tax Jurisdiction

	First Quarter
	2019	2018
	(in millions)
U.S.	$149	$247
Bermuda	33	52
U.K. and Other	13	(6)
Total	$195	$293

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Deferred tax assets (liabilities)	$33	$68
Current tax assets (liabilities)	28	22
____________________

(1)	Included in other assets or other liabilities on the condensed consolidated balance sheets.

Valuation Allowance

The Company has $13 million of foreign tax credit (FTC) carryovers from previous acquisitions and $23 million of FTC due to the 2017 Tax Cuts and Jobs Act for use against regular tax in future years. FTCs will begin to expire in 2020 and will fully expire by 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $36 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Audits

As of March 31, 2019, AGUS had open tax years with the U.S. IRS for 2015 to present. In December 2016, the IRS issued a Revenue Agent Report for the 2009 - 2012 audit period, which did not identify any material adjustments that were not already accounted for in prior periods. The 2013 and 2014 tax years closed in 2018. AGOUS has open tax years of 2015 forward. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2016 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2015 to the date of acquisition.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.2 million for First Quarter 2019 and $1 million for the full year 2018. As of both March 31, 2019 and December 31, 2018, the Company has accrued $2 million of interest.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of both March 31, 2019 and December 31, 2018 that would affect the effective tax rate, if recognized, was $16 million.

11.	Reinsurance

The Company assumes exposure (Assumed Business) from third party insurers, primarily other monoline financial guaranty companies that currently are in runoff and no longer actively writing new business (Legacy Monoline Insurers), and may cede portions of exposure it has insured (Ceded Business) in exchange for premiums, net of any ceding commissions. The Company, if required, secures its reinsurance obligations to these Legacy Monoline Insurers, typically by depositing in trust assets with a market value equal to its assumed liabilities calculated on a U.S. statutory basis.

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

Financial Guaranty Business

The Company’s facultative and treaty assumed agreements with the Legacy Monoline Insurers are generally subject to termination at the option of the ceding company:

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

As of March 31, 2019, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $41 million and $312 million, respectively.

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

Non-Financial Guaranty Business

The Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also cedes and retrocedes some of its non-financial guaranty business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P below A would require AGRO to post, as of March 31, 2019, an estimated $1 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of March 31, 2019, an estimated $10 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded/retroceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded/retroceded business upon certain triggering events, such as reinsurer rating downgrades.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the condensed consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and non-financial guaranty).

Effect of Reinsurance on Statement of Operations

	First Quarter
	2019	2018
	(in millions)
Premiums Written:
Direct	$39	$73
Assumed	—	—
Ceded (1)	15	(11)
Net	$54	$62
Premiums Earned:
Direct	$105	$143
Assumed	15	5
Ceded	(2)	(3)
Net	$118	$145
Loss and LAE:
Direct	$54	$(14)
Assumed	1	(3)
Ceded	(9)	(1)
Net	$46	$(18)
____________________
(1)    Positive ceded premiums written were due to terminations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of March 31, 2019	As of December 31, 2018
	(in millions)
Ceded premium, net of commissions	$(7)	$(26)
Ceded expected loss to be paid	19	14
Financial guaranty ceded par outstanding (2)	1,979	2,389
Non-financial guaranty ceded exposure (see Note 3)	245	239
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of March 31, 2019 and December 31, 2018 was approximately $75 million and $80 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $235 million and $236 million is rated BIG as of March 31, 2019 and December 31, 2018, respectively.

Commutations

In recent years the Company has reassumed previously ceded books of business from several of its reinsurers. During First Quarter 2018, there was a commutation of previously ceded business from a reinsurer resulting in increase of net unearned premium reserve of $4 million and net par outstanding of $42 million. There were no commutations in First Quarter 2019.

Excess of Loss Reinsurance Facility

     Effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer. This facility covers losses occurring either from January 1, 2018 through December 31, 2024, or January 1, 2019 through December 31, 2025, at the option of AGC, AGM and MAC. It terminates on January 1, 2020, unless AGC, AGM and MAC choose to extend it. It covers certain U.S. public finance exposures insured or reinsured by AGC, AGM and MAC as of September 30, 2017, excluding exposures that were rated below investment grade as of December 31, 2017 by Moody’s or S&P or internally by AGC, AGM or MAC and is subject to certain per credit limits. Among the exposures excluded are those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. The facility attaches when AGC’s, AGM’s and MAC’s net losses (net of AGC’s and AGM's reinsurance (including from affiliates) and net of recoveries) exceed $0.8 billion in the aggregate. The facility covers a portion of the next $400 million of losses, with the reinsurer assuming $180 million of the $400 million of losses and AGC, AGM and MAC jointly retaining the remaining $220 million. The reinsurer is required to be rated at least AA- or to post collateral sufficient to provide AGC, AGM and MAC with the same reinsurance credit as reinsurers rated AA-. AGC, AGM and MAC are each obligated to pay the reinsurer its share of recoveries relating to losses during the coverage period in the covered portfolio. AGC, AGM and MAC paid approximately $3.2 million of premiums in 2018 for the term January 1, 2018 through December 31, 2018 and approximately $3.2 million of premiums in 2019 for the term January 1, 2019 through December 31, 2019.

12.    Commitments and Contingencies

Leases

The Company is party to various non-cancelable lease agreements. The largest lease relates to approximately 103,500 square feet of office space in New York City, which expires in 2032. Subject to certain conditions, the Company has an option to renew this lease for an additional five years at a fair market rent. The Company also has leases for additional office and apartment space in several other locations which expire at various dates through 2029.

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires the establishment of a right-of-use (ROU) asset and a lease liability on the balance sheet for operating leases. All of the Company’s leases are classified as operating leases, however, the Company made an accounting policy election not to apply the recognition requirements of Topic 842 to short-term leases with an initial term of 12 months or less. At the inception of a lease the total payments under a lease agreement are discounted utilizing an incremental borrowing rate that represents the Company’s collateralized borrowing rate. The rate was determined based on the remaining lease term as of the date of adoption. The Company does not include its renewal options in calculating the lease liability.

Operating lease expense is recognized on a straight-line basis over the lease term. Actual costs incurred related to non-lease components for all the Company’s office leases are recorded as a variable lease expense in the period incurred.

The Company elected the package of practical expedients, which permits organizations not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of expired or existing leases and (iii) initial direct costs for existing leases. The Company also elected the practical expedient to account for all lease components and their associated non-lease components (i.e., common area maintenance, real estate taxes, building insurance and other operating expenses) as a single lease component and has allocated all of the contract consideration across lease components.

Upon adoption, the Company recognized lease liabilities of approximately $95 million (recorded in other liabilities) and ROU assets of approximately $69 million (recorded in other assets), and derecognized existing deferred rent and lease incentive liabilities of approximately $26 million, resulting in no cumulative-effect adjustment to retained earnings.

As of March 31, 2019, the ROU assets were $67 million and the lease liabilities were $93 million.

Components of Lease Expense

First Quarter 2019
(in millions)
Lease cost (1)	$2

Cash paid for amounts included in the measurement of lease liabilities	$2
Weighted average remaining lease term (years)-operating leases	12.5
Weighted average discount rate-operating leases	3.0%

 ____________________
(1)    Substantially all of the lease cost relates to operating lease costs.

Future Minimum Rental Payments

As of March 31, 2019
Year	(in millions)
2019 (remaining nine months)	$6
2020	9
2021	8
2022	8
2023	9
Thereafter	72
Total lease payments (1)	112
Less: imputed interest	19
Total operating lease liabilities	$93

 ____________________

(1)
The Company did not enter into any new leases in First Quarter 2019.  At December 31, 2018, future lease payments were $9 million, $9 million, $8 million, $8 million, and $9 million for 2019 through 2023, respectively, and $72 million in aggregate for all years thereafter.

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

In addition, in the ordinary course of their respective businesses, certain of AGL's subsidiaries assert claims in legal proceedings against third parties to recover losses paid in prior periods or prevent losses in the future. For example, the Company has commenced a number of legal actions in the Federal District Court for Puerto Rico to enforce its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See "Exposure to Puerto Rico" section of Note 3, Outstanding Exposure, for a description of such actions. See "Recovery Litigation" section of Note 4, Expected Loss to be Paid, for a description of recovery litigation unrelated to Puerto Rico. The amounts, if any, the Company will recover in these and other proceedings to recover losses are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of the Commonwealth filed an adversary complaint in the Federal District Court for Puerto Rico against various Commonwealth general obligation bondholders and bond insurers, including AGC and AGM, that had asserted in their proofs of claim that their bonds are secured. The complaint seeks a judgment declaring that defendants do not hold consensual or statutory liens and are unsecured claimholders to the extent they hold allowed claims. The complaint also asserts that even if Commonwealth law granted statutory liens, such liens are avoidable under Section 545 of the Bankruptcy Code.

13.	Long-Term Debt and Credit Facilities

The principal and carrying values of the Company’s long-term debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of March 31, 2019		As of December 31, 2018
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	497	500	497
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	844	850	844
AGMH(3):
6 7/8% QUIBS (1)	100	70	100	70
6.25% Notes (1)	230	144	230	143
5.6% Notes (1)	100	57	100	57
Junior Subordinated Debentures (2)	300	199	300	198
Total AGMH	730	470	730	468
AGM (3):
Notes Payable	5	5	5	5
Total AGM	5	5	5	5
AGMH's debt purchased by AGUS	(131)	(87)	(128)	(84)
Total	$1,454	$1,232	$1,457	$1,233

 ____________________

(1)	AGL fully and unconditionally guarantees these obligations.

(2)	Guaranteed by AGL on a junior subordinated basis.

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

	First Quarter
	2019	2018
	(in millions)
Principal amount repurchased	$3	$20
Loss on extinguishment of debt (1)	(1)	(7)
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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During 2018 AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. As of March 31, 2019, $50 million remained outstanding.

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

See Note 6, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a discussion of the fair value measurement of the CCS.

14.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2019	2018
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$54	$197
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$54	$196
Basic shares	103.0	115.2
Basic EPS	$0.52	$1.71

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$54	$196
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$54	$196

Basic shares	103.0	115.2
Dilutive securities:
Options and restricted stock awards	1.0	1.4
Diluted shares	104.0	116.6
Diluted EPS	$0.52	$1.68
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	—	0.2

15.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2019

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	165	(7)	(2)	—	—	156
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	3	(15)	—	—	—	(12)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	3	(15)	(2)	—	—	(14)
Tax (provision) benefit	(1)	3	—	—	—	2
Total amount reclassified from AOCI, net of tax	2	(12)	(2)	—	—	(12)
Net current period other comprehensive income (loss)	163	5	—	—	—	168
Balance, March 31, 2019	$222	$99	$(31)	$(37)	$8	$261

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2017	$273	$120	$—	$(29)	$8	$372
Effect of adoption of ASU 2016-01 (1)	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(122)	(11)	(4)	6	—	(131)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	6	(11)	—	—	—	(5)
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Total before tax	6	(11)	(3)	—	—	(8)
Tax (provision) benefit	—	2	1	—	—	3
Total amount reclassified from AOCI, net of tax	6	(9)	(2)	—	—	(5)
Net current period other comprehensive income (loss)	(128)	(2)	(2)	6	—	(126)
Balance, March 31, 2018	$146	$118	$(35)	$(23)	$8	$214

____________________

(1)
On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, resulting in a cumulative-effect reclassification of a $32 million loss, net of tax, from retained earnings to AOCI.

Share Repurchases

On February 27, 2019, the Board of Directors (the Board) authorized the repurchase of another $300 million of common shares. As of May 9, 2019, the Company was authorized to purchase $279 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.
Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2018 (January 1 - March 31)	2,787,936	$98	$35.20
2018 (April 1 - June 30)	4,163,190	152	36.48
2018 (July 1 - September 30)	3,299,049	130	39.41
2018 (October 1 - December 31)	2,992,932	120	40.09
Total 2018	13,243,107	$500	$37.76
2019 (January 1 - March 31)	1,908,605	79	41.62
2019 (April 1 - May 9, 2019)	853,432	40	46.25
Total 2019	2,762,037	$119	$43.05
Cumulative repurchases since the beginning of 2013	97,317,994	$2,835	$29.13

16.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL (see Note 13, Long-Term Debt and Credit Facilities). The information for AGL, AGUS and AGMH presents their subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$43	$362	$44	$10,880	$(429)	$10,900
Investment in subsidiaries	6,570	5,923	4,080	231	(16,804)	—
Premiums receivable, net of commissions payable	—	—	—	1,059	(162)	897
Deferred acquisition costs	—	—	—	141	(37)	104
Intercompany loan receivable	—	—	—	50	(50)	—
FG VIEs’ assets, at fair value	—	—	—	560	—	560
Dividends receivable from affiliate	58	—	—	—	(58)	—
Other	20	91	27	2,587	(1,635)	1,090
Total assets	$6,691	$6,376	$4,151	$15,508	$(19,175)	$13,551
Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$4,358	$(921)	$3,437
Loss and LAE reserve	—	—	—	1,312	(280)	1,032
Long-term debt	—	844	470	5	(87)	1,232
Intercompany loan payable	—	50	—	300	(350)	—
Credit derivative liabilities	—	—	—	260	(31)	229
FG VIEs’ liabilities, at fair value	—	—	—	609	—	609
Dividends payable to affiliate	—	58	—	—	(58)	—
Other	22	83	73	750	(585)	343
Total liabilities	22	1,035	543	7,594	(2,312)	6,882
Total shareholders' equity attributable to Assured Guaranty Ltd.	6,669	5,341	3,608	7,683	(16,632)	6,669
Noncontrolling interest	—	—	—	231	(231)	—
Total shareholders' equity	6,669	5,341	3,608	7,914	(16,863)	6,669
Total liabilities and shareholders' equity	$6,691	$6,376	$4,151	$15,508	$(19,175)	$13,551
 ____________________

(1)	The fair value of the AGMH debt purchased by AGUS, and recorded in the AGUS investment portfolio, was $129 million. See Note 13, Long-Term Debt and Credit Facilities for more information.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$45	$334	$23	$11,000	$(425)	$10,977
Investment in subsidiaries	6,440	5,835	3,991	226	(16,492)	—
Premiums receivable, net of commissions payable	—	—	—	1,071	(167)	904
Deferred acquisition costs	—	—	—	143	(38)	105
Deferred tax asset, net	—	—	—	162	(94)	68
Intercompany loan receivable	—	—	—	50	(50)	—
FG VIEs’ assets, at fair value	—	—	—	569	—	569
Dividends receivable from affiliate	60	—	—	—	(60)	—
Other	29	66	24	2,437	(1,576)	980
Total assets	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603
Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$4,452	$(940)	$3,512
Loss and LAE reserve	—	—	—	1,467	(290)	1,177
Long-term debt	—	844	468	5	(84)	1,233
Intercompany loan payable	—	50	—	300	(350)	—
Credit derivative liabilities	—	—	—	236	(27)	209
Deferred tax liabilities, net	—	49	50	—	(99)	—
FG VIEs’ liabilities, at fair value	—	—	—	619	—	619
Dividends payable to affiliate	—	60	—	—	(60)	—
Other	19	3	17	763	(504)	298
Total liabilities	19	1,006	535	7,842	(2,354)	7,048
Total shareholders' equity attributable to Assured Guaranty Ltd.	6,555	5,229	3,503	7,590	(16,322)	6,555
Noncontrolling interest	—	—	—	226	(226)	—
Total shareholders' equity	6,555	5,229	3,503	7,816	(16,548)	6,555
Total liabilities and shareholders' equity	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603

 ____________________

(1)	The fair value of the AGMH debt purchased by AGUS, and recorded in the AGUS investment portfolio, was $125 million. See Note 13, Long-Term Debt and Credit Facilities for more information.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$121	$(3)	$118
Net investment income	—	2	—	101	(5)	98
Net realized investment gains (losses)	—	—	—	(12)	—	(12)
Net change in fair value of credit derivatives	—	—	—	(22)	—	(22)
Other	2	—	—	66	(55)	13
Total revenues	2	2	—	254	(63)	195
Expenses
Loss and LAE	—	—	—	47	(1)	46
Amortization of deferred acquisition costs	—	—	—	7	(1)	6
Interest expense	—	12	13	4	(6)	23
Other operating expenses	10	1	—	107	(54)	64
Total expenses	10	13	13	165	(62)	139
Equity in net earnings of investees	—	1	—	1	—	2
Income (loss) before income taxes and equity in net earnings of subsidiaries	(8)	(10)	(13)	90	(1)	58
Total (provision) benefit for income taxes	—	2	3	(9)	—	(4)
Equity in net earnings of subsidiaries	62	50	68	4	(184)	—
Net income (loss)	$54	$42	$58	$85	$(185)	$54
Less: noncontrolling interest	—	—	—	4	(4)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$54	$42	$58	$81	$(181)	$54

Comprehensive income (loss)	$222	$170	$152	$254	$(576)	$222

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$149	$(4)	$145
Net investment income	—	2	—	101	(3)	100
Net realized investment gains (losses)	—	—	—	(5)	—	(5)
Net change in fair value of credit derivatives	—	—	—	34	—	34
Other	3	—	—	74	(58)	19
Total revenues	3	2	—	353	(65)	293
Expenses
Loss and LAE	—	—	—	(16)	(2)	(18)
Amortization of deferred acquisition costs	—	—	—	6	(1)	5
Interest expense	—	12	13	3	(4)	24
Other operating expenses	10	3	—	105	(53)	65
Total expenses	10	15	13	98	(60)	76
Equity in net earnings of investees	—	—	—	—	—	—
Income (loss) before income taxes and equity in net earnings of subsidiaries	(7)	(13)	(13)	255	(5)	217
Total (provision) benefit for income taxes	—	3	3	(25)	(1)	(20)
Equity in net earnings of subsidiaries	204	161	102	7	(474)	—
Net income (loss)	$197	$151	$92	$237	$(480)	$197
Less: noncontrolling interest	—	—	—	7	(7)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$197	$151	$92	$230	$(473)	$197

Comprehensive income (loss)	$71	$67	$46	$111	$(224)	$71

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$112	$87	$68	$(334)	$(265)	$(332)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(3)	—	(196)	3	(196)
Sales	—	—	—	471	—	471
Maturities	—	—	1	176	—	177
Short-term investments with maturities of over three months:
Purchases	—	—	—	(107)	—	(107)
Sales	—	—	—	2	—	2
Maturities	—	8	—	59	—	67
Net sales (purchases) of short-term investments with maturities of less than three months	2	(33)	(20)	76	—	25
Net proceeds from FG VIEs’ assets	—	—	—	26	—	26
Other	—	—	—	27	—	27
Net cash flows provided by (used in) investing activities	2	(28)	(19)	534	3	492
Cash flows from financing activities
Dividends paid	(20)	(60)	(47)	(158)	265	(20)
Repurchases of common stock	(80)	—	—	—	—	(80)
Repurchases of common stock to pay withholding taxes	(15)	—	—	—	—	(15)
Net paydowns of FG VIEs’ liabilities	—	—	—	(25)	—	(25)
Paydown of long-term debt	—	—	—	—	(3)	(3)
Proceeds from options exercises	1	—	—	—	—	1
Net cash flows provided by (used in) financing activities	(114)	(60)	(47)	(183)	262	(142)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash and restricted cash	—	(1)	2	18	—	19
Cash and restricted cash at beginning of period	—	1	—	103	—	104
Cash and restricted cash at end of period	$—	$—	$2	$121	$—	$123

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$128	$83	$63	$46	$(293)	$27
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(18)	(12)	(400)	19	(411)
Sales	—	11	2	396	—	409
Maturities	—	—	—	225	—	225
Short-term investments with maturities of over three months:
Purchases	—	—	—	(47)	—	(47)
Sales	—	—	—	—	—	—
Maturities	—	—	—	45	—	45
Net sales (purchases) of short-term investments with maturities of less than three months	1	(217)	(4)	106	—	(114)
Net proceeds from FG VIEs’ assets	—	—	—	33	—	33
Proceeds from stock redemption and return of capital from subsidiaries	—	200	—	—	(200)	—
Other	—	(13)	—	(1)	—	(14)
Net cash flows provided by (used in) investing activities	1	(37)	(14)	357	(181)	126
Cash flows from financing activities
Dividends paid	(18)	(78)	(50)	(165)	293	(18)
Repurchases of common stock	(100)	—	—	—	—	(100)
Repurchases of common stock to pay withholding taxes	(12)	—	—	(200)	200	(12)
Net paydowns of FG VIEs’ liabilities	—	—	—	(33)	—	(33)
Paydown of long-term debt	—	—	—	—	(19)	(19)
Proceeds from options exercises	1	—	—	—	—	1
Net cash flows provided by (used in) financing activities	(129)	(78)	(50)	(398)	474	(181)
Effect of exchange rate changes	—	—	—	1	—	1
Increase (decrease) in cash and restricted cash	—	(32)	(1)	6	—	(27)
Cash and restricted cash at beginning of period	—	33	2	109	—	144
Cash and restricted cash at end of period	$—	$1	$1	$115	$—	$117

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
the impact of market volatility on the mark-to-market of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, most of its contracts written in credit default swap (CDS) form, and variable interest entities;

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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in AGL's 2018 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to AGL's 2018 Annual Report on Form 10-K.

Economic Environment

The positive economic momentum in the United States (U.S.) since the beginning of 2016 continued through March 31, 2019. According to the U.S. Bureau of Labor Statistics (BLS), after revisions, job gains averaged 180,000 per month over the three-month period ended March 31, 2019 (First Quarter 2019). Additionally, the BLS estimated that, at the end of the quarter, the unemployment rate stood at 3.8%, nearly a fifty-year low.

The Bureau of Economic Analysis (BEA) latest data showed that real gross domestic product (GDP) increased at an annual rate of 3.2% in First Quarter 2019, and 2.2% in the fourth quarter of 2018. Real GDP increased 2.9% in 2018.

The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 4.0% annual gain in February 2019, the latest data available. The 20-City Composite posted a 3.0% year-over-year gain. The data released for February 2019 shows that the rate of home price increases across the U.S. has continued to slow. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of the residential market assumptions used in determining expected losses for U.S. residential mortgage-backed securities (RMBS).

At the March 2019 Federal Open Market Committee (FOMC) meeting, the FOMC decided to maintain the target range for the federal funds rate at 2.25% and 2.50%. In its press release, the FOMC stated: “On a 12-month basis, overall inflation has declined, largely as a result of lower energy prices…On balance, market-based measures of inflation compensation have remained low in recent months, and survey-based measures of longer-term inflation expectations are little changed.” At the May 2019 FOMC meeting, the FOMC again maintained the target range for the federal funds rate at 2.25% and 2.50%, stating “In light of global economic and financial developments and muted inflation pressures, the Committee will be patient as it determines what future adjustments to the target range for the federal funds rate may be appropriate to support these outcomes.” In terms of average municipal interest rates, the 30-year AAA Municipal Market Data (MMD) rate started the quarter at 3.02%, reaching a high of 3.11% on January 23, 2019, and finished the quarter at 2.6%. Municipal interest rates remain low by historical standards. See Key Business Strategies, New Business Production section below for the impact of the low interest rate environment and relatively tight U.S. municipal credit spreads on the demand for bond insurance.

The U.S. equity markets overall returned to positive performance in First Quarter 2019. For the quarter, the S&P 500 Index, the Dow Jones Industrial Average (DJIA), and the NASDAQ Composite, along with other domestic indices such as the Russell 1000 Growth Index, finished appreciably higher.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2019	2018
	(in millions)
Net income (loss)	$54	$197
Non-GAAP operating income (1)	86	155
Gain (loss) related to the effect of consolidating financial guaranty variable interest entities (FG VIE consolidation) included in non-GAAP operating income	—	5

Net income (loss) per diluted share	$0.52	$1.68
Non-GAAP operating income per share (1)	0.82	1.33
Gain (loss) related to FG VIE consolidation included in non-GAAP operating income per share	—	0.04

Diluted shares	104.0	116.6

Gross written premiums (GWP)	$39	$73
Present value of new business production (PVP) (1)	42	61
Gross par written	2,707	2,202

	As of March 31, 2019		As of December 31, 2018
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,669	$65.21	$6,555	$63.23
Non-GAAP operating shareholders' equity (1)	6,341	62.00	6,342	61.17
Non-GAAP adjusted book value (1)	8,893	86.95	8,922	86.06
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	3	0.03	3	0.03
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(20)	(0.20)	(15)	(0.15)
Common shares outstanding (2)	102.3		103.7
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

First Quarter 2019

Net income for First Quarter 2019 was $54 million compared with $197 million for the three-month period ended March 31, 2018 (First Quarter 2018). Net income decreased mainly due to higher loss and loss adjustment expenses (LAE) in First Quarter 2019, fair value losses on credit derivatives in First Quarter 2019 compared with gains in First Quarter 2018, and lower net earned premiums.

Non-GAAP operating income was $86 million in First Quarter 2019, compared with $155 million in First Quarter 2018. Non-GAAP operating income declined mainly due to higher loss and LAE and lower net earned premiums.

Shareholders' equity increased since December 31, 2018 primarily due to unrealized gains on available for sale investment securities and net income, partially offset by share repurchases and dividends. Non-GAAP operating shareholders' equity decreased slightly in First Quarter 2019 as non-GAAP operating income was offset mainly by share purchases and dividends. Non-GAAP adjusted book value decreased slightly in First Quarter 2019 primarily due to share repurchases and dividends, partially offset by new direct business production.

Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share all increased in First Quarter 2019, and benefited from the repurchase of an additional 1.9 million shares in First Quarter 2019 under the share repurchase program that began in 2013. See "Accretive Effect of Cumulative Repurchases" table below.

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2019	First Quarter 2018	Year Ended December 31, 2018
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$75.6	$61.8	$320.3
Total insured	$3.6	$3.6	$18.9
Insured by Assured Guaranty	$2.0	$2.2	$10.5
Number of issues:
New municipal bonds issued	1,811	1,674	8,555
Total insured	290	258	1,246
Insured by Assured Guaranty	163	119	596
Bond insurance market penetration based on:
Par	4.8%	5.9%	5.9%
Number of issues	16.0%	15.4%	14.6%
Single A par sold	21.8%	21.3%	17.8%
Single A transactions sold	53.4%	53.1%	52.8%
$25 million and under par sold	17.7%	17.9%	17.2%
$25 million and under transactions sold	19.8%	18.1%	17.1%
____________________

(1)
Source: The amounts in the table are those reported by Thomson Reuters. In addition, the Company considers $500 million of taxable ProMedica Toledo Hospital bonds insured by Assured Guaranty in 2018 to be public finance business.

Gross Written Premiums and
New Business Production

	First Quarter
	2019	2018
	(in millions)
GWP
Public Finance—U.S.	$30	$33
Public Finance—non-U.S.	2	39
Structured Finance—U.S.	6	1
Structured Finance—non-U.S.	1	—
Total GWP	$39	$73

PVP (1):
Public Finance—U.S.	$32	$35
Public Finance—non-U.S.	4	26
Structured Finance—U.S.	5	—
Structured Finance—non-U.S. (2)	1	—
Total PVP	$42	$61
Gross Par Written (1):
Public Finance—U.S.	$2,016	$2,004
Public Finance—non-U.S.	176	187
Structured Finance—U.S.	494	11
Structured Finance—non-U.S. (2)	21	—
Total gross par written	$2,707	$2,202
Average rating on new business written	A	A-
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)    Included aircraft residual value insurance policies in First Quarter 2019.

GWP relates to both financial guaranty insurance and non-financial guaranty insurance contracts. Credit derivatives are accounted for at fair value and therefore not included in GWP. Financial guaranty GWP includes amounts collected upfront on new business written, the present value of future premiums on new business written (discounted at risk-free rates), as well as the effects of changes in the estimated lives of transactions in the inforce book of business. Non-financial guaranty GWP is recorded as premiums are received. Non-GAAP PVP, on the other hand, includes upfront premiums and estimated future installments on new business at the time of issuance, discounted at 6% for all contracts whether in insurance or credit derivative form.

Assured Guaranty once again guaranteed the majority of insured U.S. public finance insured par and number of transactions issued.

This is the fourteenth consecutive quarter that the Company generated non-U.S. PVP. In First Quarter 2019, the Company issued a debt service reserve guarantee on a water and sewerage company in the United Kingdom (U.K.) and provided reinsurance on an aircraft residual value insurance policy. During First Quarter 2018, the Company closed U.K. public-private-partnership and utility transactions in both the primary and secondary markets, most of which were refinancings that resulted in no additional par written.

In the U.S. structured finance market, the Company insured a collateralized loan obligation.

The average rating of new business written, based on par, was A in First Quarter 2019 compared with A- in First Quarter 2018.

The Company believes its financial guaranty product is competitive with other financing options in certain segments of the global infrastructure and structured finance markets. For example, certain investors may receive advantageous capital requirement treatment with the addition of the Company’s guaranty. The Company considers its involvement in both international infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond U.S. public finance. Quarterly business activity in the international infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from quarter to quarter.

Capital Management

The Company employs several strategies to manage capital within the Assured Guaranty group efficiently.

From 2013 through May 9, 2019, the Company has repurchased 97.3 million common shares for approximately $2,835 million, representing 50% of the total shares outstanding at the beginning of the repurchase program in 2013. On February 27, 2019, the Board of Directors authorized an additional $300 million of share repurchases. As of May 9, 2019, $279 million remained under the aggregate share repurchase authorization. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 15, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2018	$2,716	94.56	$28.73
2019 (First Quarter)	79	1.91	41.62
2019 (April 1 - May 9, 2019)	40	0.85	46.25
Cumulative repurchases since the beginning of 2013	$2,835	97.32	$29.13

Accretive Effect of Cumulative Repurchases (1)

	First Quarter 2019	As of March 31, 2019
	(per share)
Net income	$0.16
Non-GAAP operating income	0.30
Shareholders' equity		$17.38
Non-GAAP operating shareholders' equity		15.84
Non-GAAP adjusted book value		27.83
_________________

(1)	Cumulative repurchases since the beginning of 2013.

In March 2019, Municipal Assurance Corp. (MAC) received approval from the New York State Department of Financial Services to dividend to Municipal Assurance Holdings Inc. (MAC Holdings) $100 million in 2019, an amount that exceeds the amount available to dividend without such approval in 2019 under applicable law.  Subject to approval by MAC’s Board of Directors, MAC expects to distribute a $100 million dividend to MAC Holdings during the second quarter of 2019.

The Company considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in First Quarter 2019 and First Quarter 2018, Assured Guaranty US Holdings Inc. (AGUS) purchased $3 million and $20 million, respectively, of par of Assured Guaranty Municipal Holdings Inc.'s (AGMH) outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $1 million in First Quarter

2019 and $7 million in First Quarter 2018. The Company may choose to make additional purchases of this or other Company debt in the future.

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

Commutations. Commutations resulted in gains of $1 million and added net unearned premium reserve of $4 million in First Quarter 2018. There were no commutations in First Quarter 2019. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

Alternative Investments. The alternative investments group has been investigating a number of new business opportunities that complement the Company's financial guaranty business, are consistent with its risk profile and benefit from its core competencies, including, among others, both controlling and non-controlling investments in investment managers.

In February 2018, the Company acquired a minority interest in the holding company of Rubicon Infrastructure Advisors, a full-service investment firm based in Dublin that provides investment banking services in the global infrastructure sector. In September 2017, the Company acquired an interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs). In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers; as of March 31, 2019, $17 million had been invested.

The Company continues to investigate additional opportunities, but there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms.

Loss Mitigation

In an effort to avoid or reduce potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico Electric Power Authority (PREPA) restructuring support agreement and the Puerto Rico Sales Tax Financing Corporation (COFINA) plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure.

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

Other Events

The Company is evaluating the impact on its business of the referendum held in the U.K on June 23, 2016, in which a majority voted for the U.K. to exit the European Union (EU), known as “Brexit”. Negotiations are ongoing to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. The Company believes that the negotiations are likely to last at least until fall 2019. Brexit may impact laws, rules and regulations applicable to the Company’s European subsidiaries and operations and the transactions insured by its European subsidiaries. The Company cannot predict the direction Brexit-related developments will take nor the impact of those developments on its European operations and the economies of the markets the Company serves, but the Company is in the process of implementing contingency plans in the event of a so-called 'hard' Brexit.

Results of Operations

Estimates and Assumptions

The Company’s condensed consolidated financial statements include amounts that are determined using estimates and assumptions. It is possible that actual amounts realized could differ, possibly materially from the amounts currently recorded in the Company’s condensed consolidated financial statements. Management believes the most significant items requiring inherently subjective and complex estimates are expected losses, fair value estimates, OTTI, deferred income taxes, and premium revenue recognition. The following discussion of the results of operations includes information regarding the estimates and assumptions used for these items and should be read in conjunction with the notes to the Company’s condensed consolidated financial statements.

An understanding of the Company’s accounting policies is critical to understanding its condensed consolidated financial statements. See Part II, Item 8, Financial Statements and Supplementary Data, of the Company's 2018 Annual Report on Form 10-K for a discussion of significant accounting policies, the loss estimation process, and fair value methodologies.

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, primarily consisting of loss mitigation securities and FG VIEs’ assets, represented approximately 18% of the total assets that are measured at fair value on a recurring basis as of both March 31, 2019 and December 31, 2018. All of the Company's liabilities that are measured at fair value are Level 3. See Item 1, Financial Statements, Note 6, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2019	2018
	(in millions)
Revenues:
Net earned premiums	$118	$145
Net investment income	98	100
Net realized investment gains (losses)	(12)	(5)
Net change in fair value of credit derivatives	(22)	34
Fair value gains (losses) on FG VIEs	5	4
Other income (loss)	8	15
Total revenues	195	293
Expenses:
Loss and LAE	46	(18)
Amortization of deferred acquisition costs	6	5
Interest expense	23	24
Other operating expenses	64	65
Total expenses	139	76
Income (loss) before provision for income taxes and equity in net earnings of investees	56	217
Equity in net earnings of investees	2	—
Income (loss) before income taxes	58	217
Provision (benefit) for income taxes	4	20
Net income (loss)	$54	$197

Net Earned Premiums

Premiums are earned over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information.

Net Earned Premiums

	First Quarter
	2019	2018
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums	$71	$72
Accelerations:
Refundings	27	46
Terminations	—	6
Total accelerations	27	52
Total public finance	98	124
Structured finance (1)
Scheduled net earned premiums	20	20
Terminations	(1)	—
Total structured finance	19	20
Non-financial guaranty	1	1
Total net earned premiums	$118	$145
____________________

(1)	Excludes $3 million for both First Quarter 2019 and 2018, related to consolidated FG VIEs.

Net earned premiums decreased in First Quarter 2019 compared with First Quarter 2018 due primarily to a reduction in accelerations from refundings and terminations as well as a decline in par outstanding. At March 31, 2019, 3.5 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company's contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and had been at historically high levels in recent years primarily due to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Act regarding the termination of the tax-exempt status of advance refunding bonds has resulted in fewer refundings.

Terminations are generally negotiated agreements with beneficiaries resulting in the extinguishment of the Company’s insurance obligation. Terminations are more common in the structured finance asset class, but may also occur in the public finance asset class. While each termination may have different terms, they all result in the expiration of the Company’s insurance risk, the acceleration of the recognition of the associated deferred premium revenue and the reduction of any remaining premiums receivable.

Net Investment Income

Net investment income is a function of the yield earned and the size of the investment portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income (1)

	First Quarter
	2019	2018
	(in millions)
Income from fixed-maturity securities managed by third parties	$72	$75
Income from internally managed securities	28	27
Gross investment income	100	102
Investment expenses	(2)	(2)
Net investment income	$98	$100

Net investment income for First Quarter 2019 decreased compared to First Quarter 2018 primarily due to lower average asset balances in the investment portfolio. The overall pre-tax book yield was 3.82% as of March 31, 2019 and 3.75% as of March 31, 2018, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.24% as of March 31, 2019 compared with 3.14% as of March 31, 2018.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2019	2018
	(in millions)
Gross realized gains on available-for-sale securities	$6	$9
Gross realized losses on available-for-sale securities	(2)	(5)
Net realized gains (losses) on other invested assets	—	(1)
OTTI	(16)	(8)
Net realized investment gains (losses)	$(12)	$(5)

OTTI in all periods presented were primarily attributable to securities purchased for loss mitigation purposes.

Net Change in Fair Value of Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company's own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates, and other market factors. With volatility continuing in the market, unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

Except for net estimated credit impairments (i.e., net expected payments), the unrealized gains and losses on credit derivatives are expected to reduce to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Changes in expected losses in respect of contracts accounted for as credit derivatives are included in the discussion of “Economic Loss Development” below. In addition, see Item 1, Financial Statements, Note 6, Fair Value Measurement for information on the valuation of the CDS and Note 7, Contracts Accounted for as Credit Derivatives, for information on the components of the change in fair value of CDS.

During First Quarter 2019, unrealized fair value losses were generated primarily as a result of wider implied net spreads driven by the decreased cost to buy protection in AGC’s name, as the market cost of AGC’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During First Quarter 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies related to certain U.S. RMBS exposure, the paydown of CDS par, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	First Quarter
	2019	2018
	(in millions)
Change in unrealized gains (losses) on credit derivatives:		53
Before considering implication of the Company’s credit spreads	$22	$53
Resulting from change in the Company’s credit spreads	(43)	(21)
After considering implication of the Company’s credit spreads	$(21)	$32

Management believes that the trading level of Assured Guaranty Corp.’s (AGC) and Assured Guaranty Municipal Corp.’s (AGM) credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread

	As of March 31, 2019		As of December 31, 2018
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 basis points (bps)	$(328)	$(100)	$(348)	$(141)
Base Scenario	(228)	—	(207)	—
Decrease of 25 bps	(156)	72	(143)	64
All transactions priced at floor	(106)	122	(101)	106
 ____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Financial Guaranty Variable Interest Entities

As of March 31, 2019 and December 31, 2018, the Company consolidated 31 FG VIEs. The effect of FG VIE consolidation on net income and shareholders' equity includes the following:

•
Changes in fair value gains (losses) on FG VIEs’ assets and liabilities are recorded in the condensed consolidated statements of operations except the change in fair value of FG VIEs’ liabilities with recourse attributable to instrument-specific credit risk which is recorded in other comprehensive income (OCI).

•
Upon consolidation of a FG VIE, premiums and losses related to AGC's and AGM's insurance of FG VIEs’ liabilities with recourse and any investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt, are considered intercompany transactions and are therefore eliminated.

The consolidation of FG VIEs had no net effect on the statement of operations in First Quarter 2019 and was $5 million gain in net income in First Quarter 2018. See Item 1, Financial Statements, Note 8, Variable Interest Entities, for additional information.

The primary driver of the gain during First Quarter 2019 was price appreciation on the FG VIE assets resulting from improvement in the underlying collateral. The primary driver of the gain in First Quarter 2018 in fair value of FG VIEs’ assets and FG VIEs’ liabilities was an increase in the value of the FG VIEs’ assets resulting from improvement in the underlying collateral.

Other Income (Loss)

Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

Other Income (Loss)

	First Quarter
	2019	2018
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$11	$22
Loss on extinguishment of debt (2)	(1)	(7)
Fair value gains (losses) on CCS	(9)	(1)
Other	7	1
Total other income (loss)	$8	$15
 ____________________

(1)	Foreign exchange gains primarily relate to remeasurement of premiums receivable and are mainly due to changes in the exchange rate of the British pound sterling relative to the U.S. dollar.

(2)
The loss on extinguishment of debt is related to AGUS' purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009. AGUS purchased $3 million in principal in First Quarter 2019 and $20 million in First Quarter 2018. See Item 1, Financial Statements, Note 13, Long-Term Debt and Credit Facilities, for additional information.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of assumptions and methodologies used in calculating the expected loss to be paid for all contracts, the loss estimation process and approach to projecting losses and the measurement and recognition accounting policies under GAAP for each type of contract, see Part II, Item 8, Financial Statements and Supplementary Data, of the Company's 2018 Annual Report on Form 10-K:

•	Note 5 for expected loss to be paid,

•	Note 6 for contracts accounted for as insurance,

•	Note 7 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities,

•	Note 8 for contracts accounted for as credit derivatives, and

•	Note 9 for FG VIEs.

In order to efficiently evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid primarily consists of the present value of future: expected claim and LAE payments, expected recoveries from issuers or excess spread, cessions to reinsurers, expected recoveries/payables for breaches of representations and warranties, and the effects of other loss mitigation strategies. Current risk-free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk-free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of March 31, 2019	As of December 31, 2018	First Quarter 2019	First Quarter 2018
	(in millions)
Insurance	$904	$1,110	$10	$(33)
FG VIEs	65	75	(10)	2
Credit derivatives	(6)	(2)	(2)	7
Total	$963	$1,183	$(2)	$(24)

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of March 31, 2019	As of December 31, 2018	First Quarter 2019	First Quarter 2018
	(in millions)
Public finance	$697	$864	$61	$(42)
Structured finance
U.S. RMBS	237	293	(65)	16
Other structured finance	29	26	2	2
Structured finance	266	319	(63)	18
Total	$963	$1,183	$(2)	$(24)

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of March 31, 2019	0.00%	-	2.87%	2.46%
As of December 31, 2018	0.00	-	3.06	2.74
As of March 31, 2018	0.00	-	3.11	2.82
As of December 31, 2017	0.00	-	2.78	2.38

Effect of Changes in the Risk-Free Rates on Economic Loss Development (Benefit)
(in millions)
First Quarter 2019	$(4)
First Quarter 2018	(6)

First Quarter 2019 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposure, which had below-investment-grade (BIG) net par outstanding of $6.1 billion as of March 31, 2019 compared with $6.4 billion as of December 31, 2018. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2019 will be $666 million, compared with $832 million as of December 31, 2018. Economic loss development on U.S. exposures in First Quarter 2019 was $62 million, which was primarily attributable to Puerto Rico exposures. See "Insured Portfolio-Exposure to Puerto Rico" below for details about significant developments that have taken place in Puerto Rico. The economic benefit was approximately $1 million for non-U.S. exposures during First Quarter 2019.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $65 million and was mainly related to a general increase in excess spread and improved performance of second lien transactions.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid for additional information.

First Quarter 2018 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposure, which had BIG net par outstanding of $6.6 billion as of March 31, 2018 compared with $7.1 billion as of December 31, 2017. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2018 would be $1,007 million, compared with $1,157 million as of December 31, 2017. Economic benefit on U.S. exposures in First Quarter 2018 was $39 million, which was primarily attributable to the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company. The economic benefit of approximately $3 million on non-U.S. exposures during First Quarter 2018 was attributable to strong traffic performance in an insured U.K. arterial road.

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

	Loss (Benefit)
	First Quarter
	2019	2018
	(in millions)
Public finance	$70	$(29)
Structured finance
U.S. RMBS (1)	(27)	16
Other structured finance	3	(5)
Structured finance	(24)	11
Total loss and LAE (2)	$46	$(18)
____________________

(1)	Excludes a benefit of $1 million and a loss of $6 million for First Quarter 2019 and 2018, respectively, related to consolidated FG VIEs.

(2)	Excludes credit derivative benefit of $1 million and credit derivative loss of $1 million for First Quarter 2019 and First Quarter 2018.

Loss and LAE in First Quarter 2019 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures. Loss and LAE in First Quarter 2018 was a benefit mainly driven by the reduction of loss reserves on the City of Hartford exposure, partially offset by higher losses on RMBS exposures.

For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Other Operating Expenses and Amortization of Deferred Acquisition Costs (DAC)

	First Quarter
	2019	2018
	(in millions)
Employee compensation and benefits	$45	$44
Deferred costs	(4)	(4)
Total employee compensation and benefits net of deferred costs	41	40
Professional fees	5	5
Premises and equipment	5	5
Other	13	15
Other operating expenses	64	65
Amortization of DAC	6	5
Total other operating expenses and amortization of DAC	$70	$70

Provision for Income Tax

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries, which consist of Assured Guaranty Re Ltd. (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO), and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Provision for Income Taxes and Effective Tax Rates

	First Quarter
	2019	2018
	(dollars in millions)
Total provision (benefit) for income taxes	$4	$20
Effective tax rate	7.8%	9.3%

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

Reconciliation of Net Income (Loss)
to Non-GAAP Operating Income

	First Quarter
	2019	2018
	(in millions)
Net income (loss)	$54	$197
Less pre-tax adjustments:
Realized gains (losses) on investments	(12)	(5)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(28)	30
Fair value gains (losses) on CCS (1)	(9)	(1)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves (1)	9	22
Total pre-tax adjustments	(40)	46
Less tax effect on pre-tax adjustments	8	(4)
Non-GAAP operating income	$86	$155

Gain (loss) related to FG VIE consolidation (net of tax provision (benefit) of $- and $1 included in non-GAAP operating income	$—	$5
____________________

(1)	Included in other income (loss) in the condensed consolidated statements of operations.

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of March 31, 2019		As of December 31, 2018
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,669	$65.21	$6,555	$63.23
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(73)	(0.71)	(45)	(0.44)
Fair value gains (losses) on CCS	65	0.63	74	0.72
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	419	4.09	247	2.39
Less taxes	(83)	(0.80)	(63)	(0.61)
Non-GAAP operating shareholders’ equity	6,341	62.00	6,342	61.17
Pre-tax adjustments:
Less: Deferred acquisition costs	104	1.01	105	1.01
Plus: Net present value of estimated net future revenue	199	1.95	204	1.96
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,972	29.05	3,005	28.98
Plus taxes	(515)	(5.04)	(524)	(5.04)
Non-GAAP adjusted book value	$8,893	$86.95	$8,922	$86.06

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax provision of $1 and $1)	$3	$0.03	3	0.03

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $5 and $4)	$(20)	$(0.20)	(15)	(0.15)

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

PVP or Present Value of New Business Production

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as premium supplements and additional installment premium on existing contracts as to which the issuer has the right to call the insured obligation but has not exercised such right, whether in insurance or credit derivative contract form, which management believes GAAP gross written premiums and the net credit derivative premiums received and receivable portion of net realized gains and other settlements on credit derivatives (Credit Derivative Realized Gains (Losses)) do not adequately measure. PVP in respect of contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums, discounted, in each case, at 6%. Under GAAP, financial guaranty installment premiums are discounted at a risk-free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction. Actual future earned or written premiums and Credit Derivative Realized Gains (Losses) may differ from PVP due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP

	First Quarter 2019					First Quarter 2018
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$30	$2	$6	$1	$39	$33	$39	$1	$—	$73
Less: Installment GWP and other GAAP adjustments (1)	(2)	2	5	—	5	(2)	23	1	—	22
Upfront GWP	32	—	1	1	34	35	16	—	—	51
Plus: Installment premium PVP	—	4	4	—	8	—	10	—	—	10
PVP	$32	$4	$5	$1	$42	$35	$26	$—	$—	$61
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

Insured Portfolio

Financial Guaranty Exposure

The following table presents the insured financial guaranty portfolio by sector net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and scheduled principal and interest payments (debt service) outstanding. These amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both March 31, 2019 and December 31, 2018, the Company excluded $1.9 billion of net par attributable to loss mitigation strategies. See Item 1, Financial Statements, Note 3, Outstanding Exposure, for additional information.

Financial Guaranty
Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2019		As of December 31, 2018
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$77,262	A-	$78,800	A-
Tax backed	39,006	A-	40,616	A-
Municipal utilities	27,431	A-	28,462	A-
Transportation	14,881	A-	15,197	A-
Higher education	6,568	A-	6,643	A-
Healthcare	6,396	A-	6,750	A-
Infrastructure finance	5,439	A-	5,489	A-
Housing revenue	1,468	BBB+	1,435	BBB+
Investor-owned utilities	815	A-	1,001	A-
Other public finance—U.S.	2,142	A-	2,169	A-
Total public finance—U.S.	181,408	A-	186,562	A-
Non-U.S.:
Regulated utilities	18,554	BBB+	18,325	BBB+
Infrastructure finance	17,554	BBB	17,216	BBB
Pooled infrastructure	1,403	AAA	1,373	AAA
Other public finance	7,104	A	7,189	A
Total public finance—non-U.S.	44,615	BBB+	44,103	BBB+
Total public finance	226,023	A-	230,665	A-
Structured finance:
U.S.:
RMBS	4,064	BBB-	4,270	BBB-
Life insurance transactions	2,001	AA-	1,435	A+
Pooled corporate obligations	1,397	AA-	1,215	AA-
Consumer receivables	1,211	A-	1,255	A-
Financial products	1,006	AA-	1,094	AA-
Other structured finance—U.S.	658	A-	675	A-
Total structured finance—U.S.	10,337	A-	9,944	A-
Non-U.S.:
RMBS	493	A-	576	A-
Pooled corporate obligations	57	BB+	126	A
Other structured finance	415	A+	491	A
Total structured finance—non-U.S.	965	A	1,193	A
Total structured finance	11,302	A-	11,137	A-
Total net par outstanding	$237,325	A-	$241,802	A-

The following table sets forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating

	As of March 31, 2019		As of December 31, 2018
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,610	1.9%	$4,618	1.9%
AA	27,630	11.6	27,021	11.2
A	116,035	48.9	119,415	49.4
BBB	79,424	33.5	80,588	33.3
BIG	9,626	4.1	10,160	4.2
Total net par outstanding	$237,325	100.0%	$241,802	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.5 billion net par as of March 31, 2019, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR). Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Item 1, Financial Statements, Note 3, Outstanding Exposure.

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

•	Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Exposure to Puerto Rico
As of March 31, 2019

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2) (3)	$647	$301	$393	$(1)	$1,340	$1,383
Puerto Rico Public Buildings Authority (PBA)	9	142	—	(9)	142	148
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (3)	233	495	195	(79)	844	874
PRHTA (Highway revenue) (3)	351	84	40	—	475	536
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
Puerto Rico Electric Power Authority (PREPA) (3)	544	72	232		848	866
PRASA	—	284	89	—	373	373
MFA	189	40	74	—	303	349
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$1,973	$1,586	$1,024	$(89)	$4,494	$4,698
 ___________________

(1)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(2)	Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $2.4 million and a fully accreted net par at maturity of $2.5 million.

(3)
As of the date of this filing, the seven-member financial oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of March 31, 2019

	Scheduled Net Par Amortization
	2019 (2Q)	2019 (3Q)	2019 (4Q)	2020	2021	2022	2023	2024 - 2028	2029 - 2033	2034 - 2038	2039 - 2043	2044 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$87	$—	$141	$15	$37	$14	$298	$341	$407	$—	$—	$1,340
PBA	—	3	—	5	13	—	7	58	36	20	—	—	142
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	32	—	25	18	28	33	120	127	296	165	—	844
PRHTA (Highway revenue)	—	21	—	22	35	6	32	77	145	137	—	—	475
PRCCDA	—	—	—	—	—	—	—	19	50	83	—	—	152
PRIFA	—	—	—	—	—	—	2	—	—	3	11	—	16
Other Public Corporations
PREPA	—	26	—	48	28	28	95	440	174	9	—	—	848
PRASA	—	—	—	—	—	—	—	110	—	2	—	261	373
MFA	—	55	—	45	40	40	22	91	10	—	—	—	303
U of PR	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$—	$224	$—	$286	$149	$139	$205	$1,213	$884	$957	$176	$261	$4,494

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of March 31, 2019

	Scheduled Net Debt Service Amortization
	2019 (2Q)	2019 (3Q)	2019 (4Q)	2020	2021	2022	2023	2024 - 2028	2029 - 2033	2034 - 2038	2039 - 2043	2044 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$122	$—	$206	$74	$94	$70	$539	$512	$457	$—	$—	$2,074
PBA	—	7	—	12	20	6	13	84	50	23	—	—	215
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	54	—	67	59	68	72	294	262	375	180	—	1,431
PRHTA (Highway revenue)	—	34	—	46	58	27	52	159	208	152	—	—	736
PRCCDA	—	3	—	7	7	7	7	53	79	91	—	—	254
PRIFA	—	—	—	1	1	1	3	4	3	7	12	—	32
Other Public Corporations
PREPA	3	43	3	87	63	62	128	541	198	9	—	—	1,137
PRASA	—	10	—	19	19	19	19	198	68	70	67	300	789
MFA	—	62	—	58	50	48	28	106	11	—	—	—	363
U of PR	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$3	$335	$3	$503	$351	$332	$392	$1,978	$1,392	$1,184	$259	$300	$7,032

Financial Guaranty Exposure to U.S. RMBS

The table below provides information on certain risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of March 31, 2019, U.S. RMBS net par outstanding was $4.1 billion, of which $2.2 billion was rated BIG. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 23% of total BIG net par outstanding. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2019

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$26	$22	$2	$678	$62	$790
2005	59	236	28	231	161	715
2006	44	48	13	333	255	693
2007	—	370	38	1,031	381	1,820
2008	—	—	—	46	—	46
Total exposures	$129	$676	$81	$2,319	$859	$4,064

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are rated investment grade internally.

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of March 31, 2019	As of December 31, 2018	As of March 31, 2019	As of December 31, 2018
	(in millions)
Life insurance transactions (1)	$912	$880	$788	$763
Aircraft residual value insurance policies	360	340	239	218
____________________

(1)	The life insurance transactions net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

Reinsurer Exposures

The Company has exposure to reinsurers through reinsurance arrangements (both as a ceding company and as an assuming company). Most of the Company's exposure as a ceding company and as an assuming company relates to financial guaranty contracts written before 2009, although the Company has assumed or reassumed (from financial guarantors no longer writing new business) some of those exposures more recently. The Company continues to cede portions of certain non-financial guaranty exposures to reinsurers to mitigate its risk. See Item 1, Financial Statements, Note 11, Reinsurance.

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

AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	AGL	AGUS	AGMH	Other Subsidiaries
	(in millions)
First Quarter 2019
Intercompany sources	$100	$89	$74	$—
Intercompany (uses)	—	(60)	(47)	(156)
External sources (uses):
Dividends paid to AGL shareholders	(20)	—	—	—
Repurchases of common shares (1)	(80)	—	—	—
Interest paid (2)	—	(2)	(7)	—
Purchase of AGMH's debt by AGUS	—	(3)	—	—

First Quarter 2018
Intercompany sources	$118	$302	$73	$—
Intercompany (uses)	—	(78)	(50)	(365)
External sources (uses):
Dividends paid to AGL shareholders	(18)	—	—	—
Repurchases of common shares (1)	(100)	—	—	—
Interest paid (2)	—	(14)	(7)	—
Purchase of AGMH's debt by AGUS	—	(19)	—	—
____________________

(1)	See Item 1, Financial Statements, Note 15, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)	See Long-Term Obligations below for interest paid by subsidiary.

Distributions From Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance company subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance company subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Insurance Company Regulatory Requirements, of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 for a complete discussion of the Company's dividend restrictions applicable to AGC, AGM, MAC, AG Re and AGRO.

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2019 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $176 million, of which $4 million is estimated to be available for distribution in the second quarter of 2019.

•
The maximum amount available during 2019 for AGC to distribute as ordinary dividends is approximately $123 million, of which approximately $24 million is available for distribution in the second quarter of 2019.

•
The maximum amount available during 2019 for MAC to distribute as dividends to MAC Holdings, which is owned by AGM and AGC, without regulatory approval, is estimated to be approximately $32 million, of which approximately $15 million is available for distribution in the second quarter of 2019. In March 2019, MAC received approval from the New York State Department of Financial Services to dividend to MAC Holdings $100 million in 2019, an amount that exceeds the amount available to dividend without such approval in 2019 under applicable law.  Subject to approval by MAC’s Board of Directors, MAC expects to distribute a $100 million dividend to MAC Holdings during the second quarter of 2019.

•
Based on the applicable law and regulations, in 2019 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $312 million as of March 31, 2019. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2019, AG Re had unencumbered assets of approximately $409 million.

•
Based on the applicable law and regulations, in 2019 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $96 million as of March 31, 2019. Such dividend capacity is further limited by the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of March 31, 2019, AGRO had unencumbered assets of approximately $364 million.

Distributions from
Insurance Company Subsidiaries

	First Quarter
	2019	2018
	(in millions)
Dividends paid by AGC to AGUS	$42	$52
Dividends paid by AGM to AGMH	74	73
Dividends paid by AG Re to AGL	40	40
Dividends paid by MAC to MAC Holdings (1)	5	—
Repurchase of common stock by AGC from AGUS	—	200
____________________

(1)	MAC Holdings distributed the entire amounts to AGM and AGC, in proportion to their ownership percentages.

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

Intercompany Loans and Guarantees

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. The commitment under the revolving credit facility terminates on October 25, 2023 (the loan commitment termination date). The unpaid principal amount of each loan will bear semi-annual interest at a fixed rate equal to 100% of the then applicable interest rate as determined under Internal Revenue Code Section 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December, beginning on December 31, 2013, and at maturity. AGL must repay the then unpaid principal amounts of the loans, if any, by the third anniversary of the loan commitment termination date. AGL has not drawn upon the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During 2018, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. As of March 31, 2019, $50 million remained outstanding.

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

Cash and Investments

As of March 31, 2019, AGL had $43 million in cash and short-term investments. AGUS and AGMH had a total of$238 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $24 million in fixed-maturity securities (excluding AGUS's investment in AGMH's debt) with weighted average duration of 1.4 years.

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

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.5 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Claims (Paid) Recovered

	First Quarter
	2019	2018

Public finance	$(228)	$(111)
Structured finance:
U.S. RMBS	9	130
Other structured finance	1	—
Structured finance	10	130
Claims (paid) recovered, net of reinsurance (1)	$(218)	$19
____________________

(1)
Includes $1 million recovered and $1 million paid for consolidated FG VIEs for First Quarter 2019 and 2018, respectively. The amounts in First Quarter 2019 are net of the closed lien senior bonds of COFINA validated by the PROMESA Title III Court, and cash that were received pursuant to the COFINA Plan of Adjustment. See Item 1, Financial Statements, Note 3, Outstanding Exposure, for additional information.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $749 million as of March 31, 2019. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of March 31, 2019, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $221 million of the CDS net par insured by AGC requires AGC to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of March 31, 2019, AGC had posted $1 million of collateral to satisfy these requirements and the maximum posting requirement was $221 million.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	First Quarter
	2019	2018
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$(333)	$25
Effect of FG VIE consolidation	1	2
Net cash flows provided by (used in) operating activities	(332)	27
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	468	95
Effect of FG VIE consolidation	24	31
Net cash flows provided by (used in) investing activities	492	126
Dividends paid	(20)	(18)
Repurchases of common stock	(80)	(100)
Repurchase of debt	(3)	(19)
Effect of FG VIE consolidation	(25)	(33)
Other	(14)	(11)
Net cash flows provided by (used in) financing activities (1)	(142)	(181)
Effect of exchange rate changes	1	1
Cash and restricted cash at beginning of period	104	144
Total cash and restricted cash at the end of the period	$123	$117
____________________

(1)
Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from consolidated FG VIEs, cash inflows from operating activities decreased in First Quarter 2019 compared with First Quarter 2018 due primarily to higher net claim payments (including the COFINA settlement) and lower premium collections, which were partially offset by lower interest and tax payments.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on FG VIEs’ assets. The increase in investing cash inflows was mainly attributable to sales of securities to fund the COFINA claim payment in First Quarter 2019.

Financing activities primarily consisted of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities.

From April 1, 2019 through May 9, 2019, the Company repurchased an additional $40 million of common shares. As of May 9, 2019, the Company was authorized to purchase $279 million of its common shares, including a $300 million authorization that was approved by the Board of Directors on February 27, 2019. For more information about the Company's share repurchases and authorizations, see Item 1, Financial Statements, Note 15, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2018. See Item 1, Financial Statements, Note 12, Commitments and Contingencies.

Long-Term Debt Obligations

The outstanding principal, and interest paid on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt

	Principal Amount		Interest Paid
	As of March 31,	As of December 31,	First Quarter
	2019	2018	2019	2018
	(in millions)
AGUS	$850	$850	$2	$14
AGMH	730	730	7	7
AGM	5	5	—	—
AGMH's debt purchased by AGUS (1)	(131)	(128)	—	—
Total	$1,454	$1,457	$9	$21
 ____________________

(1)
Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS. See Item 1, Financial Statements, Note 13, Long-Term Debt and Credit Facilities, for additional information.

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures paid a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month London Interbank Offered Rate (LIBOR) plus a margin equal to 2.38%. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2018. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2018. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. In First Quarter 2019 and First Quarter 2018, AGUS purchased $3 million and $20 million, respectively, of par of the debentures, which resulted in a loss on extinguishment of debt on a consolidated basis of $1 million in First Quarter 2019 and $7 million in First Quarter 2018. The Company may choose to make additional purchases of this or other Company debt in the future.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 basis points, and the annualized rate on the AGM Committed Preferred Trust Securities (CPS) is one-month LIBOR plus 200 basis points. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2018.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 4.7 years as of March 31, 2019 and 4.9 years as of December 31, 2018. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 9, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of March 31, 2019		As of December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$4,597	$4,843	$4,761	$4,911
U.S. government and agencies	157	166	167	175
Corporate securities	2,125	2,154	2,175	2,136
Mortgage-backed securities (1):
RMBS	960	959	999	982
Commercial mortgage-backed securities (CMBS)	532	539	542	539
Asset-backed securities	957	1,076	942	1,068
Non-U.S. government securities	262	252	298	278
Total fixed-maturity securities	9,590	9,989	9,884	10,089
Short-term investments	727	727	729	729
Total fixed-maturity and short-term investments	$10,317	$10,716	$10,613	$10,818
 ____________________

(1)	U.S. government-agency obligations were approximately 46% of mortgage backed securities as of March 31, 2019 and 48% as of December 31, 2018, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of March 31, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of March 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$17	$—	$152	$(3)	$169	$(3)
U.S. government and agencies	20	—	24	—	44	—
Corporate securities	101	(1)	381	(16)	482	(17)
Mortgage-backed securities:
RMBS	37	(1)	371	(23)	408	(24)
CMBS	1	—	86	(3)	87	(3)
Asset-backed securities	308	(3)	18	—	326	(3)
Non-U.S. government securities	46	(1)	86	(14)	132	(15)
Total	$530	$(6)	$1,118	$(59)	$1,648	$(65)
Number of securities (1)		128		333		456
Number of securities with OTTI (1)		5		24		28

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of March 31, 2019 and December 31, 2018, 37 and 38 securities, respectively, had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $33 million as of March 31, 2019 and $43 million as of December 31, 2018. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2019 and December 31, 2018 were yield-related and not the result of OTTI.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2019

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$217	$213
Due after one year through five years	1,500	1,524
Due after five years through 10 years	2,249	2,316
Due after 10 years	4,132	4,438
Mortgage-backed securities:
RMBS	960	959
CMBS	532	539
Total	$9,590	$9,989

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2019 and December 31, 2018. Ratings reflect the lower of the Moody’s Investors Service, Inc. and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of March 31, 2019	As of December 31, 2018
AAA	15.5%	15.7%
AA	45.9	48.2
A	20.4	19.8
BBB	5.3	5.0
BIG (1)	10.9	10.8
Not rated (2)	2.0	0.5
Total	100.0%	100.0%
____________________

(1)	Includes primarily loss mitigation and other risk management assets. See Item I, Financial Statements, Note 9, Investments and Cash, for additional information.

(2)	March 31, 2019 balance includes COFINA bonds with a fair value of $145 million.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $269 million and $266 million, as of March 31, 2019 and December 31, 2018, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,873 million and $1,855 million, based on fair value, as of March 31, 2019 and December 31, 2018, respectively.

The Company has collateral posting obligations with respect to one CDS counterparty. See Item I, Financial Statements, Note 7, Contracts Accounted for as Credit Derivatives, for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the market risks that the Company is exposed to since December 31, 2018.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on their evaluation as of March 31, 2019 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, and in Part I, Item 1, Financial Statements, Note 12, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. Material developments to such proceedings during the three months ended March 31, 2019, are described below and in the "Litigation" section of Note 12, Commitments and Contingencies, of the Financial Statements.

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

On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors of the Commonwealth filed an adversary complaint in the Federal District Court for Puerto Rico against various Commonwealth general obligation bondholders and bond insurers, including AGC and AGM, that had asserted in their proofs of claim that their bonds are secured. The complaint seeks a judgment declaring that defendants do not hold consensual or statutory liens and are unsecured claimholders to the extent they hold allowed claims. The complaint also asserts that even if Commonwealth law granted statutory liens, such liens are avoidable under Section 545 of the Bankruptcy Code.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the three months ended March 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31	643,315	$39.29	636,405	$72,873,202
February 1 - February 28	926,662	$41.12	564,096	$349,821,124
March 1 - March 31	708,104	$44.32	708,104	$318,437,567
Total	2,278,081	$41.60	1,908,605
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through May 9, 2019, the Company has repurchased a total of 97.3 million common shares for approximately $2,835 million, excluding commissions, at an average price of $29.13 per share. The Board of Directors authorized, on February 27, 2019, an additional $300 million of share repurchases. As of May 9, 2019, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $279 million of its common shares, on a settlement basis.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Document
10.1	2019 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan *
10.2	2019 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan *
10.3	Director Compensation Summary *
10.4	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the third amendment*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

*    Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 10, 2019	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)