Form 10-Q
period 2019-06-30
ASSURED GUARANTY LTD
filed 2019-08-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
(441) 279-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:		Trading Symbol(s)	Name of exchange on which registered
Common Shares	$0.01 per share	AGO	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 5, 2019 was 98,708,604 (includes 56,028 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of June 30, 2019	As of December 31, 2018
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $9,137 and $9,884)	$9,574	$10,089
Short-term investments, at fair value	1,159	729
Other invested assets	60	55
Total investment portfolio	10,793	10,873
Cash	190	104
Premiums receivable, net of commissions payable	866	904
Deferred acquisition costs	106	105
Salvage and subrogation recoverable	580	490
Financial guaranty variable interest entities’ assets, at fair value	526	569
Other assets	520	558
Total assets	$13,581	$13,603
Liabilities and shareholders’ equity
Unearned premium reserve	$3,387	$3,512
Loss and loss adjustment expense reserve	1,102	1,177
Long-term debt	1,233	1,233
Credit derivative liabilities	224	209
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	446	517
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	105	102
Other liabilities	362	298
Total liabilities	6,859	7,048
Commitments and contingencies (see Note 12)
Common stock ($0.01 par value, 500,000,000 shares authorized; 99,801,012 and 103,672,592 shares issued and outstanding)	1	1
Additional paid-in capital	—	86
Retained earnings	6,425	6,374
Accumulated other comprehensive income, net of tax of $71 and $38	295	93
Deferred equity compensation	1	1
Total shareholders’ equity	6,722	6,555
Total liabilities and shareholders’ equity	$13,581	$13,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Net earned premiums	$112	$136	$230	$281
Net investment income	110	98	208	198
Net realized investment gains (losses)	8	(2)	(4)	(7)
Net change in fair value of credit derivatives	(8)	48	(30)	82
Fair value gains (losses) on financial guaranty variable interest entities	33	2	38	6
Foreign exchange gain (loss) on remeasurement	(14)	(36)	(3)	(14)
Other income (loss)	25	(26)	22	(33)
Total revenues	266	220	461	513
Expenses
Loss and loss adjustment expenses	(1)	44	45	26
Amortization of deferred acquisition costs	4	4	10	9
Interest expense	22	24	45	48
Other operating expenses	60	62	124	127
Total expenses	85	134	224	210
Income (loss) before income taxes and equity in net earnings of investees	181	86	237	303
Equity in net earnings of investees	1	1	3	1
Income (loss) before income taxes	182	87	240	304
Provision (benefit) for income taxes	40	12	44	32
Net income (loss)	$142	$75	$196	$272

Earnings per share:
Basic	$1.40	$0.67	$1.92	$2.39
Diluted	$1.39	$0.67	$1.90	$2.37

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$142	$75	$196	$272
Change in net unrealized gains (losses) on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $19, $(2), $44 and $(31)	79	(63)	242	(191)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(12), $1, $(12) and $0	(48)	6	(43)	4
Change in net unrealized gains (losses) on investments	31	(57)	199	(187)
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse resulting from a change in the instrument-specific credit risk, net of tax	4	4	4	2
Other, net of tax provision (benefit)	(1)	(9)	(1)	(3)
Other comprehensive income (loss)	34	(62)	202	(188)
Comprehensive income (loss)	$176	$13	$398	$84

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(dollars in millions, except share data)

For the Three Months Ended June 30, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at March 31, 2019	102,270,409	$1	$—	$6,406	$261	$1	$6,669
Net income	—	—	—	142	—	—	142
Dividends ($0.18 per share)	—	—	—	(19)	—	—	(19)
Common stock repurchases	(2,519,130)	—	(7)	(104)	—	—	(111)
Share-based compensation and other	49,733	—	7	—	—	—	7
Other comprehensive income	—	—	—	—	34	—	34
Balance at June 30, 2019	99,801,012	$1	$—	$6,425	$295	$1	$6,722

For the Three Months Ended June 30, 2018

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at March 31, 2018	113,709,322	$1	$466	$6,102	$214	$1	$6,784
Net income	—	—	—	75	—	—	75
Dividends ($0.16 per share)	—	—	—	(18)	—	—	(18)
Common stock repurchases	(4,163,190)	—	(152)	—	—	—	(152)
Share-based compensation and other	68,082	—	7	—	—	—	7
Other comprehensive loss	—	—	—	—	(62)	—	(62)
Balance at June 30, 2018	109,614,214	$1	$321	$6,159	$152	$1	$6,634

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

(dollars in millions, except share data)

For the Six Months Ended June 30, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2018	103,672,592	$1	$86	$6,374	$93	$1	$6,555
Net income	—	—	—	196	—	—	196
Dividends ($0.36 per share)	—	—	—	(38)	—	—	(38)
Common stock repurchases	(4,427,735)	—	(83)	(107)	—	—	(190)
Share-based compensation and other	556,155	—	(3)	—	—	—	(3)
Other comprehensive income	—	—	—	—	202	—	202
Balance at June 30, 2019	99,801,012	$1	$—	$6,425	$295	$1	$6,722

For the Six Months Ended June 30, 2018

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839
Net income	—	—	—	272	—	—	272
Dividends ($0.32 per share)	—	—	—	(37)	—	—	(37)
Common stock repurchases	(6,951,126)	—	(250)	—	—	—	(250)
Share-based compensation and other	544,488	—	(2)	—	—	—	(2)
Other comprehensive loss	—	—	—	—	(188)	—	(188)
Effect of adoption of ASU 2016-01 (see Note 14)	—	—	—	32	(32)	—	—
Balance at June 30, 2018	109,614,214	$1	$321	$6,159	$152	$1	$6,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Six Months Ended June 30,
	2019	2018
Net cash flows provided by (used in) operating activities	$(198)	$444
Investing activities
Fixed-maturity securities:
Purchases	(503)	(879)
Sales	914	592
Maturities and paydowns	506	533
Short-term investments with original maturities of over three months:
Purchases	(209)	(121)
Sales	2	1
Maturities and paydowns	174	104
Net sales (purchases) of short-term investments with original maturities of less than three months	(389)	(288)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	50	60
Net proceeds from sales of financial guaranty variable interest entities’ assets	51	—
Other	35	(16)
Net cash flows provided by (used in) investing activities	631	(14)
Financing activities
Dividends paid	(39)	(37)
Repurchases of common stock	(190)	(250)
Repurchases of common stock to pay withholding taxes	(16)	(13)
Net paydowns of financial guaranty variable interest entities’ liabilities	(95)	(61)
Paydown of long-term debt	(4)	(24)
Proceeds from option exercises	1	1
Net cash flows provided by (used in) financing activities	(343)	(384)
Effect of foreign exchange rate changes	—	(1)
Increase (decrease) in cash and restricted cash	90	45
Cash and restricted cash at beginning of period (see Note 7)	104	144
Cash and restricted cash at end of period (see Note 7)	$194	$189
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(3)	$39
Interest on long-term debt	$42	$57

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2019

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (U.S.) and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia. The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of June 30, 2019 and cover the three-month period ended June 30, 2019 (Second Quarter 2019), the three-month period ended June 30, 2018 (Second Quarter 2018), the six-month period ended June 30, 2019 (Six Months 2019) and the six-month period ended June 30, 2018 (Six Months 2018). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of cash flow amounts related to short-term investments was changed during the fourth quarter of 2018 to reflect cash flows on a gross, rather than a net, basis. The presentation of equity in net earnings of investees was changed in 2019 to reflect amounts previously reported in net investment income and other income to a separate line item on the condensed consolidated statements of operations. Certain prior year balances have been reclassified to conform to the current year's presentation.

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

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) - have public debt outstanding. See Note 15, Subsidiary Information.

Acquisition of BlueMountain

On August 7, 2019, AGUS and AGL entered into a purchase agreement (Purchase Agreement) pursuant to which AGUS will purchase all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain) and its associated entities, for a purchase price of approximately $160 million, subject to certain pre- and post-closing adjustments (BlueMountain Acquisition). BlueMountain manages $19.3 billion in assets across collateralized loan obligations (CLOs); long-duration opportunity funds that build on the firm’s corporate credit, asset-backed finance, infrastructure and healthcare experience; and hedge funds employing relative value approaches. Completion of the BlueMountain Acquisition is subject to certain customary closing conditions, including the receipt of certain consents and regulatory approvals.

Not less than $114.8 million of the purchase price will be payable in cash. The remainder of the purchase price will be payable, at AGUS' election, in cash, in AGL common shares, in a one-year promissory note or in a combination of the foregoing. In addition, AGUS will contribute $60 million of cash to BlueMountain at closing and intends to contribute an additional $30 million in cash within a year from closing. AGUS intends to fund the cash portion of the purchase price and the cash contributions to BlueMountain with available cash and, subject to regulatory approval, intercompany borrowings from AGM, AGC, MAC or a combination of them.

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

Future Application of Accounting Standards

Credit Losses on Financial Instruments

                In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU provides a new current expected credit loss model to account for credit losses on certain financial assets (e.g., reinsurance recoverables, premium receivables, and held-to-maturity debt securities) and off-balance sheet exposures (e.g., loan commitments). That model requires an entity to estimate lifetime credit losses related to certain financial assets, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities, which includes requiring the recognition of an allowance rather than a direct write-down of the investment. The allowance may be reversed in the event that the credit of an issuer improves. In addition, the ASU eliminates the existing guidance for purchased credit impaired assets and introduces a new model for purchased financial assets with credit deterioration, such as the Company's loss mitigation securities, which requires the recognition of an initial allowance for credit losses. Under the new guidance, the amortized cost would be the purchase price plus the allowance.

                The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For reinsurance recoverables, premiums receivable and debt instruments such as loans and held to maturity securities, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted. The changes to the impairment model for available-for-sale securities and purchased financial assets with credit deterioration are to be applied prospectively. Early adoption of the amendments is permitted; however, the Company does not plan to adopt this ASU until January 1, 2020. The Company does not expect the adoption of ASU 2016-13 to have a material effect on shareholders' equity.

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

This ASU does not affect the Company’s financial guaranty insurance contracts, but may affect its accounting for certain non-financial guaranty contracts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not plan to adopt this ASU early, and does not expect this ASU to have a material effect on its condensed consolidated financial statements.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (6/27/19)	AA+ (stable) (12/21/18)	A2 (stable) (5/7/18)	—
AGC	AA (stable) (6/27/19)	AA (stable) (11/30/18)	(1)	—
MAC	AA (stable) (6/27/19)	AA+ (stable) (7/12/19)	—	—
AG Re	AA (stable) (6/27/19)	—	—	—
AGRO	AA (stable) (6/27/19)	—	—	A+ (stable) (7/12/19)
AGE	AA (stable) (6/27/19)	AA+ (stable) (12/21/18)	A2 (stable) (5/7/18)	—
____________________

(1)	AGC requested that Moody’s Investors Service, Inc. (Moody’s) withdraw its financial strength ratings of AGC in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable).

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

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of June 30, 2019 and December 31, 2018 was $6.6 billion and $6.7 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction are both BIG and/or not rated was $107 million and $111 million as of June 30, 2019 and December 31, 2018, respectively.

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

Financial Guaranty Exposure

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of June 30, 2019 and December 31, 2018, the Company excluded $1.5 billion and $1.9 billion, respectively, of net par attributable to loss mitigation securities (which are mostly BIG).

Financial Guaranty
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018
	(in millions)
Public finance	$350,977	$361,511	$349,779	$358,438
Structured finance	12,734	13,569	12,220	13,148
Total financial guaranty	$363,711	$375,080	$361,999	$371,586

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2019

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$385	0.2%	$2,460	5.5%	$1,428	15.0%	$181	22.8%	$4,454	1.9%
AA	21,289	11.8	1,880	4.2	3,617	37.9	39	4.9	26,825	11.4
A	100,156	55.5	13,067	29.4	1,079	11.3	183	23.1	114,485	48.6
BBB	52,682	29.2	26,197	58.9	1,512	15.8	349	44.0	80,740	34.3
BIG	6,025	3.3	884	2.0	1,913	20.0	41	5.2	8,863	3.8
Total net par outstanding	$180,537	100.0%	$44,488	100.0%	$9,549	100.0%	$793	100.0%	$235,367	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2018

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$413	0.2%	$2,399	5.4%	$1,533	15.4%	$273	22.9%	$4,618	1.9%
AA	21,646	11.6	1,711	3.9	3,599	36.2	65	5.4	27,021	11.2
A	105,180	56.4	13,013	29.5	1,016	10.2	206	17.3	119,415	49.4
BBB	52,935	28.4	25,939	58.8	1,164	11.7	550	46.1	80,588	33.3
BIG	6,388	3.4	1,041	2.4	2,632	26.5	99	8.3	10,160	4.2
Total net par outstanding	$186,562	100.0%	$44,103	100.0%	$9,944	100.0%	$1,193	100.0%	$241,802	100.0%

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $295 million of gross par as of June 30, 2019. The commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2019

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,679	$398	$3,948	$6,025	$180,537
Non-U.S. public finance	884	—	—	884	44,488
Public finance	2,563	398	3,948	6,909	225,025
Structured finance:
U.S. residential mortgage-backed securities (RMBS)	151	58	1,514	1,723	3,835
Life insurance transactions	—	—	40	40	1,228
Other structured finance	67	72	52	191	5,279
Structured finance	218	130	1,606	1,954	10,342
Total	$2,781	$528	$5,554	$8,863	$235,367

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2018

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,767	$399	$4,222	$6,388	$186,562
Non-U.S. public finance	796	245	—	1,041	44,103
Public finance	2,563	644	4,222	7,429	230,665
Structured finance:
U.S. RMBS	368	214	1,805	2,387	4,270
Life insurance transactions	—	—	85	85	1,184
Other structured finance	127	79	53	259	5,683
Structured finance	495	293	1,943	2,731	11,137
Total	$3,058	$937	$6,165	$10,160	$241,802

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of June 30, 2019

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,705	$76	$2,781	116	6	122
Category 2	524	4	528	27	1	28
Category 3	5,486	68	5,554	135	8	143
Total BIG	$8,715	$148	$8,863	278	15	293

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

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.5 billion net par as of June 30, 2019, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

On November 30, 2015 and December 8, 2015, the then governor of Puerto Rico (Former Governor) issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to "claw back" certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention Center District Authority (PRCCDA). The Puerto Rico exposures insured by the Company subject to clawback are shown in the table “Puerto Rico Net Par Outstanding.”

On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA established a seven-member financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico.

On July 24, 2019, and effective August 2, 2019, the then governor of the Commonwealth resigned as governor under intense political and public pressure related to corruption within his administration and the public disclosure of a series of inappropriate electronic messages. Before resigning, he appointed another individual secretary of state, the next in line of succession for governor, and that individual was sworn in as governor on August 2. While the Commonwealth's House of Representatives ratified that individual's appointment as secretary of state on August 2 (after he was sworn in), the Commonwealth's Senate did not do so. On August 7 the Puerto Rico Supreme Court held that his swearing-in as governor was unconstitutional. The impact of these developments on obligations insured by the Company is uncertain.

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. In addition, the Commonwealth, the Oversight Board and others have taken legal action naming the Company as party. See “Puerto Rico Litigation” below.

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

Constitutionally Guaranteed

General Obligation. As of June 30, 2019, the Company had $1,340 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

On May 9, 2019, the Oversight Board certified a revised fiscal plan for the Commonwealth. The revised certified Commonwealth fiscal plan indicates an expected primary budget surplus, if fiscal plan reforms are enacted, of $13.7 billion that would be available for debt service over the six-year forecast period ending 2024. The Company believes the available surplus set forth in the Oversight Board's revised certified fiscal plan (which assumes certain fiscal reforms are implemented by the Commonwealth) should be sufficient to cover contractual debt service of Commonwealth general obligation issuances and of authorities and public corporations directly implicated by the Commonwealth’s general fund during the forecast period. However, the revised certified Commonwealth fiscal plan indicates a net cumulative primary budget deficit through 2049, and there can be no assurance that the fiscal reforms will be enacted or, if they are, that the forecasted primary budget surplus will occur or, if it does, that such funds will be used to cover contractual debt service.

On June 16, 2019, the Oversight Board announced it had entered into a general obligation Plan Support Agreement (GO PSA) with certain general obligation and Puerto Rico Public Buildings Authority (PBA) bondholders representing approximately $3 billion of claims. The GO PSA purports to provide a framework to address approximately $35 billion of claims against the Commonwealth. The Company is not a party to that agreement and does not support it.

The GO PSA provides for different recoveries for bonds issued before 2012 (Vintage) and bonds issued in 2012 and 2014 (New) based on the Oversight Board’s attempt to invalidate the New general obligation and PBA bonds (see “Puerto Rico Litigation” below), and the proposed recovery varies depending on the outcome of that litigation.  Under the GO PSA:

•
Vintage general obligation bondholders generally would receive newly issued Commonwealth bonds and cash equal to 64.3% of their outstanding claims, plus up to approximately 25.1% of their outstanding claims to a cap of 89.4% from settlement and litigation savings from the invalidation lawsuit, as well as a share of excess revenues if the Commonwealth outperforms its fiscal plan in the near term.

•
If the Oversight Board loses its invalidation lawsuit, holders of New general obligation bonds generally would receive the same treatment as the holders of Vintage general obligation bonds but would not share in the upside if the Commonwealth outperforms its fiscal plan.

•	If the Oversight Board wins its invalidation lawsuit, holders of New general obligation bonds would not receive any recovery.

•	In all cases, holders of general obligation bonds supporting the GO PSA are also entitled to certain fees.

PBA. As of June 30, 2019, the Company had $142 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then.

            Under the GO PSA (which does not include the Company as a party and which the Company does not support):

•
Holders of Vintage PBA bonds generally would receive newly issued Commonwealth bonds and cash equal to 72.6% of their outstanding claims, plus up to approximately 16.8% of their outstanding claims to a cap of 89.4% from settlement and litigation savings from the invalidation lawsuit, as well as a share of excess revenues if the Commonwealth outperforms its fiscal plan in the near term.

•
If the Oversight Board loses its invalidation lawsuit, holders of New PBA bonds generally would receive the same treatment as the holders of Vintage PBA bonds but would not share in the upside if the Commonwealth outperforms its fiscal plan.

•	If the Oversight Board wins its invalidation lawsuit, holders of New PBA bonds would not receive any recovery.

•	In all cases, holders of PBA bonds supporting the GO PSA are also entitled to certain fees.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of June 30, 2019, the Company had $844 million insured net par outstanding of PRHTA (transportation revenue) bonds and $475 million insured net par outstanding of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

On June 5, 2019, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period.

PRCCDA. As of June 30, 2019, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of June 30, 2019, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of June 30, 2019, the Company had $848 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA. On June 27, 2019, the Oversight Board certified a revised fiscal plan for PREPA.

On May 3, 2019, AGM and AGC entered into a restructuring support agreement with PREPA (PREPA RSA) and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth of Puerto Rico, and the Oversight Board, that is intended to, among other things, provide a framework for the consensual resolution of the treatment of the Company’s insured PREPA revenue bonds in PREPA's recovery plan. Upon consummation of the restructuring transaction, PREPA’s revenue bonds will be exchanged into new securitization bonds issued by a special purpose corporation and secured by a segregated transition charge assessed on electricity bills. The revised fiscal plan of PREPA certified by the Oversight Board on June 27, 2019 reflects the relevant terms of the PREPA RSA.

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

PRASA. As of June 30, 2019, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On September 15, 2015, PRASA entered into a settlement with the U.S. Department of Justice and the U.S. Environmental Protection Agency that requires it to spend $1.6 billion to upgrade and improve its sewer system island-wide. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full. On June 29, 2019, the Oversight Board certified a revised fiscal plan for PRASA.

MFA. As of June 30, 2019, the Company had $303 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

U of PR. As of June 30, 2019, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Resolved Commonwealth Credit

Puerto Rico Sales Tax Financing Corporation (COFINA). On February 12, 2019, pursuant to a plan of adjustment approved by the PROMESA Title III Court on February 4, 2019 (COFINA Plan of Adjustment), the Company paid off in full its $273 million net par outstanding of insured COFINA bonds, plus accrued and unpaid interest. Pursuant to the COFINA Plan of Adjustment, the Company received $152 million in initial par of closed lien senior bonds of COFINA validated by the PROMESA Title III Court (COFINA Exchange Senior Bonds), along with cash. The total par recovery (cash and COFINA Exchange Senior Bonds) represented 60% of the Company’s official Title III claim, which related to amounts owed as of the date COFINA entered Title III proceedings. The Company may in the future retain, sell, or insure and then sell, all or any portion of its $152 million of COFINA Exchange Senior Bonds it received pursuant to the COFINA Plan of Adjustment. The COFINA Exchange Senior Bonds consist of both current interest bonds ($115 million) and capital appreciation bonds ($37 million). The fair value of the COFINA Exchange Senior Bonds, excluding accrued interest, was $139 million at February 12, 2019, and was recorded as salvage received. This was recorded as a non-cash purchase of fixed-maturity securities, and as a result is not shown as an investing cash flow on the condensed consolidated statements of cash flows.

Puerto Rico Litigation

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. In addition, the Commonwealth, the Oversight Board and others have taken legal action naming the Company as party.

Currently there are numerous legal actions relating to the default by the Commonwealth and certain of its entities on debt service payments, and related matters, and the Company is a party to a number of them. On July 24, 2019, Judge Laura Taylor Swain of the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) held an omnibus hearing on litigation matters relating to the Commonwealth. At that hearing, she imposed a stay through November 30, 2019, on a series of adversary proceedings and contested matters amongst the stakeholders and imposed mandatory mediation on all parties through that date. Among the goals of the mediation is to reach an agreed-upon schedule for addressing the resolution of numerous issues, including, among others: (a) issues related to the validity, secured status and priority regarding bonds issued by the Commonwealth and certain of its entities; (b) the validity and impact of the Clawback Orders and other diversion of collateral securing certain bonds; (c) classification of claims; (d) constitutional issues; and (e) identification of essential services. The Company believes a number of the legal actions in which it is involved are covered by the stay and mandatory mediation order.

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

On June 3, 2017, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA bonds under the United States Bankruptcy Code (Bankruptcy Code); (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA bonds under the Bankruptcy Code; and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On January 30, 2018, the court rendered an opinion dismissing the complaint and holding, among other things, that (x) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (y) actions to enforce liens on pledged special revenues remain stayed. A hearing on AGM and AGC’s appeal of the trial court’s decision to the United States Court of Appeals for the First Circuit (First Circuit) was held on November 5, 2018. On March 26, 2019, the First Circuit issued its opinion affirming the trial court’s decision and held that Sections 928(a) and 922(d) of the Bankruptcy Code permit, but do not require, continued payments during the pendency of the Title III proceedings. The First Circuit agreed with the trial court that (i) Section 928(a) of the Bankruptcy Code does not mandate the turnover of special revenues or require continuity of payments to the PRHTA bonds during the pendency of the Title III proceedings, and (ii) Section 922(d) of the Bankruptcy Code is not an exception to the automatic stay that would compel PRHTA, or third parties holding special revenues, to apply special revenues to outstanding obligations. On April 9, 2019, AGM, AGC and other petitioners filed a petition with the First Circuit seeking a rehearing by the full court; the petition was denied by the First Circuit on July 31, 2019.

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

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which likely includes this proceeding, through November 30, 2019, with a mandatory mediation element.

On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void from the beginning the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case in July 2018. On August 3, 2018, a stipulated judgment was entered against AGM and AGC at their request based upon the court's July decision in the other Appointments Clause lawsuit and, on the same date, AGM and AGC appealed the stipulated judgment to the First Circuit. On August 15, 2018, the court consolidated, for purposes of briefing and oral argument, AGM and AGC's appeal with the other Appointments Clause lawsuit. The First Circuit consolidated AGM and AGC's appeal with a third Appointments Clause lawsuit on September 7, 2018 and held a hearing on December 3, 2018. On February 15, 2019, the First Circuit issued its ruling on the appeal and held that members of the Oversight Board were not appointed in compliance with the Appointments Clause of the U.S. Constitution but declined to dismiss the Title III petitions citing the (i) de facto officer doctrine and (ii) negative consequences to the many innocent third parties who relied on the Oversight Board’s actions to date, as well as the further delay which would result from a dismissal of the Title III petitions. The case was remanded back to the Federal District Court for Puerto Rico for the appellants’ requested declaratory relief that the appointment of the board members of the Oversight Board is unconstitutional. The First Circuit delayed the effectiveness of its ruling for 90 days so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. On April 23, 2019, the Oversight Board filed a petition for a review by the U.S. Supreme Court of the First Circuit's holding that its members were not appointed in compliance with the Appointments Clause and on the following day filed a motion in the First Circuit to further stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On May 24, 2019, AGC and AGM filed a petition for a review by the U.S. Supreme Court of the First Circuit’s holding that the de facto officer doctrine allows courts to deny meaningful relief to successful challengers suffering ongoing injury at the hands of unconstitutionally appointed officers. On June 20, 2019, the U.S. Supreme Court agreed to review the First Circuit’s holdings in this case. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court.

On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the leases to public occupants entered into by the PBA are not “true leases” for purposes of Section 365(d)(3) of the Bankruptcy Code and therefore the Commonwealth has no obligation to make payments to the PBA under the leases or Section 365(d)(3) of the Bankruptcy Code, (ii) the PBA is not entitled to a priority administrative expense claim under the leases pursuant to Sections 503(b)(1) and 507(a)(2) of the Bankruptcy Code, and (iii) any such claims filed or asserted against the Commonwealth are disallowed. On January 28, 2019, the PBA filed an answer to the complaint. On March 12, 2019, the Federal District Court for Puerto Rico granted, with certain limitations, AGM’s and AGC’s motion to intervene. On March 21, 2019, AGM and AGC, together with certain other intervenors, filed a motion for judgment on the pleadings. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element.

On January 14, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an omnibus objection in the Title III Court to claims filed by holders of approximately $6 billion of Commonwealth general obligation bonds issued in 2012 and 2014, asserting among other things that such bonds were issued in violation of the Puerto Rico constitutional debt service limit, such bonds are null and void, and the holders have no equitable remedy against the Commonwealth. On April 10, 2019, AGM filed a notice of participation in these proceedings. As of June 30, 2019, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012. On May 21, 2019, the Official Committee of Unsecured Creditors filed a claim objection to certain Commonwealth general obligation bonds issued in 2011, approximately $220 million of which are insured by the Company as of June 30, 2019, on substantially the same bases as the January 14, 2019 filing, and which the plaintiffs propose to be subject to the proceedings relating to the 2012 and 2014 bonds. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element.

On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against various Commonwealth general obligation bondholders and bond insurers, including AGC and AGM, that had asserted in their proofs of claim that their bonds are secured. The complaint seeks a judgment declaring that defendants do not hold consensual or statutory liens and are unsecured claimholders to the extent they hold allowed claims. The complaint also asserts that even if Commonwealth law granted statutory liens, such liens are avoidable under Section 545 of the Bankruptcy Code. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element.

On May 20, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against the fiscal agent and holders and/or insurers, including AGC and AGM, that have asserted their PRHTA bond claims are entitled to secured status in PRHTA’s Title III case. Plaintiffs are seeking to avoid the PRHTA bondholders’ liens and contend that (i) the scope of any lien only applies to revenues that have been both received by PRHTA and deposited in certain accounts held by the fiscal agent and does not include PRHTA’s right to receive such revenues; (ii) any lien on revenues was not perfected because the fiscal agent does not have “control” of all accounts holding such revenues; (iii) any lien on the excise tax revenues is no longer enforceable because any rights PRHTA had to receive such revenues is preempted by PROMESA; and (iv) even if PRHTA held perfected liens on PRHTA’s revenues and the right to receive such revenues, such liens were terminated by Section 552(a) of the Bankruptcy Code as of the petition date. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in millions)
Exposure to Puerto Rico	$4,698	$4,971	$7,316	$8,035

Puerto Rico
Net Par Outstanding

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,340	$1,340
PBA	142	142
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	844	844
PRHTA (Highways revenue) (1)	475	475
PRCCDA	152	152
PRIFA	16	16
Other Public Corporations
PREPA (1)	848	848
PRASA	373	373
MFA	303	303
COFINA (2)	—	273
U of PR	1	1
Total net exposure to Puerto Rico	$4,494	$4,767
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

(2)	While the Company no longer has any insured exposure to COFINA, it does have $152 million initial par of COFINA Exchange Senior Bonds in its investment portfolio.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of June 30, 2019

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2019 (July 1 - September 30)	$224	$335
2019 (October 1 - December 31)	—	3
Subtotal 2019	224	338
2020	286	503
2021	149	351
2022	139	332
2023	205	392
2024-2028	1,213	1,978
2029-2033	884	1,392
2034-2038	957	1,184
2039-2043	176	259
2044-2047	261	300
Total	$4,494	$7,029

Exposure to the U.S. Virgin Islands

As of June 30, 2019, the Company had $495 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $221 million BIG. The $274 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $221 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018
	(in millions)
Life insurance transactions (1)	$908	$880	$784	$763
Aircraft residual value insurance policies	360	340	239	218
____________________

(1)	The life insurance transactions net exposure is expected to increase to approximately $949 million prior to September 30, 2036.

4.	Expected Loss to be Paid

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 2.63% with a weighted average of 2.10% as of June 30, 2019 and 0.00% to 3.06% with a weighted average of 2.74% as of December 31, 2018. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 2.3% and 2.7% of the total as of June 30, 2019 and December 31, 2018, respectively.

Net Expected Loss to be Paid
Roll Forward

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Net expected loss to be paid, beginning of period	$963	$1,298	$1,183	$1,303
Net expected loss to be paid on the Syncora Guarantee Inc. (SGI) portfolio as of June 1, 2018 (see Note 11)	—	131	—	131
Economic loss development (benefit) due to:
Accretion of discount	6	9	14	17
Changes in discount rates	(1)	—	(5)	(6)
Changes in timing and assumptions	(42)	10	(48)	(16)
Total economic loss development (benefit)	(37)	19	(39)	(5)
Net (paid) recovered losses	34	(16)	(184)	3
Net expected loss to be paid, end of period	$960	$1,432	$960	$1,432

Net Expected Loss to be Paid
Roll Forward by Sector
Second Quarter 2019

	Net Expected Loss to be Paid (Recovered) as of March 31, 2019	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2019
	(in millions)
Public finance:
U.S. public finance	$666	$92	$(9)	$749
Non-U.S. public finance	31	(8)	—	23
Public finance	697	84	(9)	772
Structured finance:
U.S. RMBS	237	(118)	43	162
Other structured finance	29	(3)	—	26
Structured finance	266	(121)	43	188
Total	$963	$(37)	$34	$960

Net Expected Loss to be Paid
Roll Forward by Sector
Second Quarter 2018

	Net Expected Loss to be Paid (Recovered) as of March 31, 2018	Net Expected Loss to be Paid on SGI Portfolio as of June 1, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2018
	(in millions)
Public finance:
U.S. public finance	$1,007	—	$56	$(22)	$1,041
Non-U.S. public finance	43	1	(3)	—	41
Public finance	1,050	1	53	(22)	1,082
Structured finance:
U.S. RMBS	219	130	(28)	5	326
Other structured finance	29	—	(6)	1	24
Structured finance	248	130	(34)	6	350
Total	$1,298	$131	$19	$(16)	$1,432

Net Expected Loss to be Paid
Roll Forward by Sector
Six Months 2019

	Net Expected Loss to be Paid (Recovered) as of December 31, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$154	$(237)	$749
Non-U.S. public finance	32	(9)	—	23
Public finance	864	145	(237)	772
Structured finance:
U.S. RMBS	293	(183)	52	162
Other structured finance	26	(1)	1	26
Structured finance	319	(184)	53	188
Total	$1,183	$(39)	$(184)	$960

Net Expected Loss to be Paid
Roll Forward by Sector
Six Months 2018

	Net Expected Loss to be Paid (Recovered) as of December 31, 2017	Net Expected Loss to be Paid on SGI Portfolio as of June 1, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2018
	(in millions)
Public finance:
U.S. public finance	$1,157	—	$17	$(133)	$1,041
Non-U.S. public finance	46	1	(6)	—	41
Public finance	1,203	1	11	(133)	1,082
Structured finance:
U.S. RMBS	73	130	(12)	135	326
Other structured finance	27	—	(4)	1	24
Structured finance	100	130	(16)	136	350
Total	$1,303	$131	$(5)	$3	$1,432
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets. The amounts for Six Months 2019 are net of the COFINA Exchange Senior Bonds and cash that were received pursuant to the COFINA Plan of Adjustment. See Note 3, Outstanding Exposure, for additional information.

The tables above include (1) loss adjustment expenses (LAE) paid of $9 million and $6 million for Second Quarter 2019 and 2018, respectively, and $16 million and $11 million for Six Months 2019 and 2018, respectively, and (2) expected LAE to be paid of $21 million as of June 30, 2019 and $31 million as of December 31, 2018.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
	June 30, 2019	December 31, 2018	2019	2018	2019	2018
	(in millions)
Insurance	$907	$1,110	(22)	23	$(12)	$(10)
Financial guaranty VIEs (FG VIEs) (See Note 9)	64	75	(14)	(6)	(24)	(4)
Credit derivatives (See Note 8)	(11)	(2)	(1)	2	(3)	9
Total	$960	$1,183	$(37)	$19	$(39)	$(5)

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.5 billion net par as of June 30, 2019, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 3, Outstanding Exposure.

The Company had approximately $17 million of net par exposure as of June 30, 2019 to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds, which are rated BIG, are payable from special assessments on properties within the District, as well as amounts paid under a contribution agreement with the County in which the County covenants that it will provide funds in the event special assessments are not sufficient to make a debt service payment. The special assessments have not been sufficient to pay debt service in full.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of June 30, 2019, the Company’s net par subject to the plan consisted of $110 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company projects its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2019, including those mentioned above, to be $749 million, compared with a net expected loss of $832 million as of December 31, 2018. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At June 30, 2019 that credit was $657 million compared with $586 million at December 31, 2018. The Company’s net expected losses incorporate management’s probability weighted estimates of possible scenarios. Each quarter, the Company revises its scenarios, updates assumptions and/or shifts probability weightings of its scenarios based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

The economic loss development for U.S. public finance transactions was $92 million during Second Quarter 2019 and $154 million during Six Months 2019, which was primarily attributable to Puerto Rico exposures. The loss development attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions and weightings it uses in its scenarios based on the public information summarized under "Exposure to Puerto Rico" in Note 3, Outstanding Exposure as well as nonpublic information related to its loss mitigation activities during the quarter.

Selected Non - U.S. Public Finance Transactions

Expected loss to be paid for non-U.S. public finance transactions was $23 million as of June 30, 2019, compared with $32 million as of December 31, 2018, primarily consisting of: (i) transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default, and (ii) an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K., which has been underperforming due to higher costs compared with expectations at underwriting.

The economic benefit for non U.S. public finance transactions, including those mentioned above was approximately $8 million during Second Quarter 2019 and $9 million during Six Months 2019, which was mainly attributable to the improved internal outlook of certain Spanish sovereigns and sub-sovereigns.

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

As of June 30, 2019, the Company had a net R&W payable of $34 million to R&W counterparties, compared with a net R&W receivable of $5 million as of December 31, 2018. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
First lien U.S. RMBS	$(19)	(7)	$(50)	$17
Second lien U.S. RMBS	(99)	(21)	(133)	(29)

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

First Lien Liquidation Rates

	As of June 30, 2019	As of March 31, 2019	As of December 31, 2018
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	30	30	30
Option ARM	35	35	35
Subprime	40	40	40
60 – 89 Days Delinquent
Alt-A and Prime	40	40	40
Option ARM	45	45	45
Subprime	45	45	45
90+ Days Delinquent
Alt-A and Prime	50	50	50
Option ARM	55	55	55
Subprime	55	50	50
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	60	60	60
Option ARM	65	65	65
Subprime	60	60	60
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 4.0 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of June 30, 2019				As of March 31, 2019				As of December 31, 2018
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.0%	-	9.5%	4.0%	1.0%	-	10.7%	4.3%	1.2%	-	11.4%	4.6%
Final CDR	0.0%	-	0.5%	0.2%	0.0%	-	0.5%	0.2%	0.1%	-	0.6%	0.2%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	70%				70%				70%
Option ARM
Plateau CDR	2.4%	-	7.9%	5.5%	2.1%	-	9.3%	5.9%	1.8%	-	8.3%	5.6%
Final CDR	0.1%	-	0.4%	0.3%	0.1%	-	0.5%	0.3%	0.1%	-	0.4%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				60%				60%
2007+	70%				70%				70%
Subprime
Plateau CDR	2.5%	-	22.8%	6.0%	2.4%	-	24.1%	6.2%	1.8%	-	23.2%	6.2%
Final CDR	0.1%	-	1.1%	0.3%	0.1%	-	1.2%	0.3%	0.1%	-	1.2%	0.3%
Initial loss severity:
2005 and prior	80%				80%				80%
2006	75%				75%				75%
2007+	95%				95%				95%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for March 31, 2019 and December 31, 2018.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2019 and December 31, 2018.

Total expected loss to be paid on all first lien U.S. RMBS was $193 million and $243 million as of June 30, 2019 and December 31, 2018, respectively. The $19 million economic benefit in Second Quarter 2019 and $50 million economic benefit in Six Months 2019 for first lien U.S. RMBS was primarily attributable to higher excess spread on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to London Interbank Offered Rate (LIBOR), which decreased in Second Quarter 2019 and Six Months 2019. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2019 as it used as of December 31, 2018, increasing and decreasing the periods of stress from those used in the base case. LIBOR may be discontinued, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR.

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

U.S. Second Lien RMBS Loss Projections

Second lien RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien mortgages. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction, the CPR of the collateral, the interest rate environment and assumptions about loss severity.

In second lien transactions, the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. Similar to first liens, the Company then calculates a CDR for six months, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau CDR period that follows the embedded plateau losses.

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

The HELOC loans underlying the Company's insured HELOC transactions are now past their original interest-only reset date, although a significant number of HELOC loans were modified to extend the original interest-only period for another five years. As a result, the Company does not apply a CDR increase when such loans reach their principal amortization period. In addition, based on the average performance history, the Company applies a CDR floor of 2.5% for the future steady state CDR on all its HELOC transactions.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of June 30, 2019 and December 31, 2018, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions periodically based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company projected future recoveries of 20% as of June 30, 2019 and 10% as of December 31, 2018, with such recoveries to be received evenly over the next five years. The increase in recovery assumptions is attributable to the higher actual recovery rates observed in certain transactions during the period. Increasing the recovery rate to 30% would result in an economic benefit of $64 million, while decreasing the recovery rate back to 10% would result in an economic loss of $64 million.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of March 31, 2019 and December 31, 2018. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

In estimating expected losses, the Company modeled and probability weighted five scenarios, each with a different CDR curve applicable to the period preceding the return to the long-term steady state CDR. The Company believes that the level of the elevated CDR and the length of time it will persist and the ultimate prepayment rate are the primary drivers behind the amount of losses the collateral will likely suffer.

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected recovery on all second lien U.S. RMBS was $31 million as of June 30, 2019 and the expected loss to be paid was $50 million as of December 31, 2018. The $99 million economic benefit in Second Quarter 2019 and $133 million economic benefit in Six Months 2019 for second lien U.S. RMBS was primarily attributable to higher projected recoveries for previously charged-off loans, improved performance, and loss mitigation efforts.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of June 30, 2019				As of March 31, 2019				As of December 31, 2018
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	4.6%	-	23.5%	9.2%	5.5%	-	25.6%	9.5%	4.6%	-	26.8%	10.1%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	30				30				35
60 – 89 Days Delinquent	45				45				50
90+ Days Delinquent	65				65				70
Bankruptcy	55				55				55
Foreclosure	60				60				65
Real Estate Owned	100				100				100
Loss severity (1)	98%				98%				98%

___________________
(1)    Loss severities on future defaults.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company's most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $7 million for HELOC transactions. On the other hand, in the Company's least stressful scenario, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $7 million for HELOC transactions.

Other Structured Finance

The Company projected that its total net expected loss across its troubled non-U.S. RMBS structured finance exposures as of June 30, 2019 was $26 million and is primarily attributable to $92 million in BIG net par of student loan securitizations issued by private issuers that are classified as structured finance. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company also had exposure to troubled life insurance transactions. As of June 30, 2019, the Company's BIG net par in these transactions was $40 million, which was lower than the $85 million as of December 31, 2018 because of the settlement of a transaction.

The economic benefit during Second Quarter 2019 and Six Months 2019 was $3 million and $1 million.

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

RMBS Transactions

On November 26, 2012, CIFG Assurance North America Inc. (CIFGNA) filed a complaint in the Supreme Court of the State of New York against JP Morgan Securities LLC (JP Morgan) for material misrepresentation in the inducement of insurance and common law fraud, alleging that JP Morgan fraudulently induced CIFGNA to insure $400 million of securities issued by ACA ABS CDO 2006-2 Ltd. and $325 million of securities issued by Libertas Preferred Funding II, Ltd. On June 26, 2015, the court dismissed with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim and dismissed without prejudice CIFGNA’s common law fraud claim. On September 24, 2015, the court denied CIFGNA’s motion to amend but allowed CIFGNA to re-plead a cause of action for common law fraud. On November 20, 2015, CIFGNA filed a motion for leave to amend its complaint to re-plead common law fraud. On April 29, 2016, CIFGNA filed an appeal to reverse the court’s decision dismissing CIFGNA’s material misrepresentation in the inducement of insurance claim. On November 29, 2016, the Appellate Division of the Supreme Court of the State of New York ruled that the court’s decision dismissing with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim should be modified to grant CIFGNA leave to re-plead such claim. On February 27, 2017, AGC (as successor to CIFGNA) filed an amended complaint which includes a claim for material misrepresentation in the inducement of insurance. On July 31, 2019, the parties entered into a confidential settlement.

5.	Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid, includes contracts that are accounted for as insurance contracts, derivatives, or consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance. See Note 8, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.

Net Earned Premiums

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$85	$92	$172	$180
Accelerations from refundings and terminations	20	39	46	91
Accretion of discount on net premiums receivable	5	4	9	8
Financial guaranty insurance net earned premiums	110	135	227	279
Non-financial guaranty net earned premiums	2	1	3	2
Net earned premiums (1)	$112	$136	$230	$281
 ___________________

(1)	Excludes $11 million and $3 million for Second Quarter 2019 and 2018, respectively, and $14 million and $6 million for Six Months 2019 and 2018, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Six Months
	2019	2018
	(in millions)
Beginning of year	$904	$915
Less: Non-financial guaranty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	903	914
Gross written premiums on new business, net of commissions (1)	98	459
Gross premiums received, net of commissions	(127)	(415)
Adjustments:
Changes in the expected term	(10)	(3)
Accretion of discount, net of commissions on assumed business	4	—
Foreign exchange translation and remeasurement (2)	(3)	(14)
Cancellation of assumed reinsurance	—	(10)
Financial guaranty insurance premium receivable (3)	865	931
Non-financial guaranty insurance premium receivable	1	1
June 30,	$866	$932
____________________

(1)
For transactions where one of the Company's financial guaranty contracts is replaced by another of the Company's insurance subsidiary's contracts, gross written premium in this table represents only the incremental amount in excess of the original gross written premiums. Six Months 2018 included $330 million of gross written premiums assumed from SGI on June 1, 2018, when the Company closed a reinsurance transaction with SGI (SGI Transaction). See Note 11, Reinsurance.

(2)
Includes foreign exchange loss on remeasurement recorded in the condensed consolidated statements of operations of $3 million in Six Months 2019 and $13 million in Six Months 2018. The remaining foreign exchange translation in Six Months 2018 was recorded in other comprehensive income (OCI) prior to the combination of the European subsidiaries.

(3)	Excludes $8 million and $9 million as of June 30, 2019 and June 30, 2018, respectively, related to consolidated FG VIEs.

Approximately 73% and 72% of installment premiums at June 30, 2019 and December 31, 2018, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of June 30, 2019
(in millions)
2019 (July 1 - September 30)	31
2019 (October 1 - December 31)	26
2020	98
2021	78
2022	78
2023	65
2024-2028	278
2029-2033	184
2034-2038	97
After 2038	100
Total (1)	$1,035
 ____________________

(1)	Excludes expected cash collections on consolidated FG VIEs of $10 million.

The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of June 30, 2019
(in millions)
2019 (July 1 - September 30)	82
2019 (October 1 - December 31)	80
Subtotal 2019	162
2020	304
2021	277
2022	251
2023	230
2024-2028	905
2029-2033	615
2034-2038	348
After 2038	300
Net deferred premium revenue (1)	3,392
Future accretion	170
Total future net earned premiums	$3,562
 ____________________

(1)	Excludes net earned premiums on consolidated FG VIEs of $51 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of June 30, 2019	As of December 31, 2018
	(dollars in millions)
Premiums receivable, net of commission payable	$865	$903
Gross deferred premium revenue	1,251	1,313
Weighted-average risk-free rate used to discount premiums	2.3%	2.3%
Weighted-average period of premiums receivable (in years)	9.1	9.1

Financial Guaranty Insurance Losses

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 2.63% with a weighted average of 2.11% as of June 30, 2019 and 0.00% to 3.06% with a weighted average of 2.74% as of December 31, 2018.

Net Reserve (Salvage)

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Public finance:
U.S. public finance	$539	$612
Non-U.S. public finance	5	14
Public finance	544	626
Structured finance:
U.S. RMBS (1)	(79)	21
Other structured finance	39	30
Structured finance	(40)	51
Subtotal	504	677
Other payable (recoverable)	(1)	(3)
Total	$503	$674
____________________

(1)	Excludes net reserves of $39 million and $47 million as of June 30, 2019 and December 31, 2018, respectively, related to consolidated FG VIEs.

Components of Net Reserves (Salvage)

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Loss and LAE reserve	$1,102	$1,177
Reinsurance recoverable on unpaid losses (1)	(41)	(34)
Loss and LAE reserve, net	1,061	1,143
Salvage and subrogation recoverable	(580)	(490)
Salvage and subrogation reinsurance payable (2)	23	24
Other payable (recoverable) (1)	(1)	(3)
Salvage and subrogation recoverable, net, and other recoverable	(558)	(469)
Net reserves (salvage)	$503	$674
____________________

(1)	Recorded as a component of other assets in the condensed consolidated balance sheets.

(2)	Recorded as a component of other liabilities in the condensed consolidated balance sheets.

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
Financial Guaranty Insurance Contracts

As of June 30, 2019
(in millions)
Net expected loss to be paid - financial guaranty insurance	$906
Contra-paid, net	56
Salvage and subrogation recoverable, net, and other recoverable	558
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,060)
Net expected loss to be expensed (present value) (1)	$460
____________________
(1)    Excludes $33 million as of June 30, 2019, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2019
(in millions)
2019 (July 1 - September 30)	8
2019 (October 1 - December 31)	9
Subtotal 2019	17
2020	38
2021	35
2022	34
2023	35
2024-2028	148
2029-2033	99
2034-2038	45
After 2038	9
Net expected loss to be expensed	460
Future accretion	30
Total expected future loss and LAE	$490

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Public finance:
U.S. public finance	94	62	$164	$34
Non-U.S. public finance	(8)	(1)	(8)	(2)
Public finance	86	61	156	32
Structured finance:
U.S. RMBS (1)	(88)	(12)	(115)	4
Other structured finance	1	(5)	4	(10)
Structured finance	(87)	(17)	(111)	(6)
Loss and LAE	$(1)	$44	$45	$26

____________________

(1)
Excludes a benefit of $14 million and $3 million for Second Quarter 2019 and 2018, respectively, and a benefit of $15 million and a loss of $3 million for Six Months 2019 and 2018 respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2019

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	116	7	27	—	135	6	278	—	278
Remaining weighted-average contract period (in years)	7.8	4.7	17.6	—	9.6	8.4	9.6	—	9.6
Outstanding exposure:
Principal	$2,771	$(66)	$524	$—	$5,650	$(164)	$8,715	$—	$8,715
Interest	1,215	(16)	470	—	2,670	(68)	4,271	—	4,271
Total (2)	$3,986	$(82)	$994	$—	$8,320	$(232)	$12,986	$—	$12,986
Expected cash outflows (inflows)	$108	$(4)	$131	$—	$3,871	$(122)	$3,984	$(273)	$3,711
Potential recoveries (3)	(552)	21	(51)	—	(2,479)	95	(2,966)	191	(2,775)
Subtotal	(444)	17	80	—	1,392	(27)	1,018	(82)	936
Discount	79	(4)	(18)	—	(97)	(8)	(48)	18	(30)
Present value of expected cash flows	$(365)	$13	$62	$—	$1,295	$(35)	$970	$(64)	$906
Deferred premium revenue	$172	$(3)	$24	$—	$517	$(2)	$708	$(50)	$658
Reserves (salvage)	$(400)	$15	$43	$—	$916	$(33)	$541	$(39)	$502

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2019, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There was a transfer of a fixed-maturity security from Level 2 into Level 3 during Second Quarter 2019 and Six Months 2019. There were no other transfers into or from Level 3 during the periods presented.

Carried at Fair Value

Fixed-Maturity Securities and Short-Term Investments

The fair value of bonds in the investment portfolio is generally based on prices received from third-party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value using their pricing models, which take into account: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, industry and economic events, and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news.

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

As of June 30, 2019, the Company used models to price 132 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,152 million. Most Level 3 securities were priced with the assistance of an independent third party. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Assets

Committed Capital Securities (CCS)

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing each of AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. Fair value gains on CCS recorded in other income were $19 million and $10 million in Second Quarter 2019 and Six Months 2019, respectively, and fair value losses were $1 million and $2 million in Second Quarter 2018 and Six Months 2018, respectively.

The fair value of CCS represents the difference between the present value of remaining expected put option premium payments under AGC CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security. The change in fair value of the AGC CCS and AGM CPS are recorded in other income in the condensed consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM's and AGC's CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

Supplemental Executive Retirement Plan (SERP)

The fair value of the Company's various SERP assets are based on either (i) the observable published daily values of the underlying mutual fund included in the plans (Level 1) or (ii) the net asset value (NAV) of the funds if a published daily value is not available (Level 2). The NAV's are based on observable information. Change in fair value of SERP assets is recorded in other operating expenses in the condensed consolidated statement of operations.

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

The terms of the Company’s CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms generally include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells, except under specific circumstances such as mutual agreements with counterparties. Management considers the non-standard terms of the Company's credit derivative contracts in determining the fair value of these contracts.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2019 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

The various inputs and assumptions that are key to the establishment of the Company’s fair value for CDS contracts are as follows: the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost, and the weighted average life which is based on debt service schedules. The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided or obtained from market sources. The bank profit represents the profit the originator, usually an investment bank, realizes for structuring and funding the transaction; the net spread represents the premiums paid to the Company for the Company’s credit protection provided; and the hedge cost represents the cost of CDS protection purchased by the originator to hedge its counterparty credit risk exposure to the Company.

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

The rates used to discount future expected premium cash flows ranged from 1.75% to 2.37% at June 30, 2019 and 2.47% to 2.89% at December 31, 2018.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC or AGM. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC and AGM from market data sources published by third parties. The cost to acquire CDS protection referencing AGC or AGM affects the amount of spread on CDS transactions that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC or AGM increases, the amount of premium the Company retains on a transaction generally decreases. Due to the relatively low volume and characteristics of CDS contracts remaining in AGM's portfolio, changes in AGM's credit spreads do not significantly affect the fair value of these CDS contracts.

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 17%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2018. As of June 30, 2019, the corresponding number was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC and AGM hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC and AGM, indicated by the trading level of AGC’s and AGM’s own credit spread, is a significant factor in the amount of exposure to AGC and AGM that a bank or transaction hedges. When AGC's or AGM's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC and AGM can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC and AGM can capture.

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

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are less than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of its CDS contracts and taking the present value of such amounts discounted at the LIBOR corresponding to the weighted average remaining life of the contract.

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
As of June 30, 2019

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,683	$—	$4,578	$105
U.S. government and agencies	165	—	165	—
Corporate securities	2,267	—	2,219	48
Mortgage-backed securities:
RMBS	938	—	613	325
Commercial mortgage-backed securities (CMBS)	495	—	495	—
Asset-backed securities	779	—	105	674
Non-U.S. government securities	247	—	247	—
Total fixed-maturity securities	9,574	—	8,422	1,152
Short-term investments	1,159	893	266	—
Other invested assets (1)	6	—	—	6
FG VIEs’ assets, at fair value	526	—	—	526
Other assets	166	32	42	92
Total assets carried at fair value	$11,431	$925	$8,730	$1,776
Liabilities:
Credit derivative liabilities	$224	$—	$—	$224
FG VIEs’ liabilities with recourse, at fair value	446	—	—	446
FG VIEs’ liabilities without recourse, at fair value	105	—	—	105
Total liabilities carried at fair value	$775	$—	$—	$775

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2018

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2019 and 2018 and Six Months 2019 and 2018.

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of March 31, 2019	$104		$48		$318		$958		$560		$68		$(228)		$(505)		$(104)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	1	(1)	5	(1)	30	(1)	47	(2)	19	(3)	(8)	(5)	(20)	(2)	(3)	(2)
Other comprehensive income (loss)	—		(1)		15		(85)		—		—		—		5		—
Purchases	—		—		—		8		—		—		—		—		—
Settlements	—		—		(13)		(238)		(75)		—		20		69		1
FG VIE deconsolidation	—		—		—		—		(6)		—		—		5		1
Transfers into Level 3	—		—		—		1		—		—		—		—		—
Fair value as of June 30, 2019	$105		$48		$325		$674		$526		$87		$(216)		$(446)		$(105)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of June 30, 2019									$52	(2)	$19	(3)	$(7)	(5)	$(20)	(2)	$(12)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of June 30, 2019	$—		$(1)		$15		$8				$—				$5

Fair Value Level 3 Rollforward
Recurring Basis
Second Quarter 2018

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of March 31, 2018	$83		$62		$314		$809		$651		$62		$(236)		$(598)		$(110)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	1	(1)	6	(1)	14	(1)	3	(2)	(1)	(3)	48	(5)	(4)	(2)	1	(2)
Other comprehensive income (loss)	8		—		(3)		6		—		—		—		4		—
Purchases	—		—		9		91		—		—		—		—		—
Issuances	—		—		—		—		—		—		(68)	(7)	—		—
Settlements	—		—		(15)		(23)		(27)		—		(1)		27		1
Fair value as of June 30, 2018	$92		$63		$311		$897		$627		$61		$(257)		$(571)		$(108)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2018	$8		$—		$(2)		$6		$6	(2)	$(1)	(3)	$46	(5)	$2	(2)	$1	(2)

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$77		$(207)		$(517)		$(102)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	2	(1)	(10)	(1)	11	(1)	44	(1)	64	(2)	10	(3)	(30)	(5)	(31)	(2)	(7)	(2)
Other comprehensive income (loss)	5		2		20		(94)		—		—		—		5		—
Purchases	—		—		11		18		—		—		—		—		—
Settlements	(1)		—		(26)		(242)		(101)		—		21		92		3
FG VIE deconsolidation	—		—		—		—		(6)		—		—		5		1
Transfers into Level 3	—		—		—		1		—		—		—		—		—
Fair value as of June 30, 2019	$105		$48		$325		$674		$526		$87		$(216)		$(446)		$(105)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of June 30, 2019									$72	(2)	$10	(3)	$(28)	(5)	$(31)	(2)	$(15)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of June 30, 2019	$5		$2		$20		$11				$—				$5

Fair Value Level 3 Rollforward
Recurring Basis
Six Months 2018

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	2	(1)	(4)	(1)	13	(1)	29	(1)	4	(2)	(2)	(3)	82	(5)	(4)	(2)	2	(2)
Other comprehensive income (loss)	11		—		(10)		9		—		—		—		2		—
Purchases	4		—		9		100		—		—		—		—		—
Issuances	—		—		—		—		—		—		(68)	(7)	—		—
Settlements	(1)		—		(35)		(28)		(60)		(1)		(2)		57		4
FG VIE deconsolidations	—		—		—		—		(17)		—		—		1		16
Fair value as of June 30, 2018	$92		$63		$311		$897		$627		$61		$(257)		$(571)		$(108)
Change in unrealized gains/(losses) related to financial instruments held as of June 30, 2018	$11		$—		$(8)		$10		$10	(2)	$(2)	(3)	$73	(5)	$(1)	(2)	$1	(2)
 ____________________

(1)	Included in net realized investment gains (losses) and net investment income.

(2)	Included in fair value gains (losses) on FG VIEs.

(3)	Recorded in net investment income and other income.

(4)
Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheet based on net exposure by counterparty.

(5)	Reported in net change in fair value of credit derivatives.

(6)	Includes CCS and other invested assets.

(7)	Relates to SGI Transaction. See Note 11, Reinsurance.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2019

Financial Instrument Description (1)	Fair Value at June 30, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (liabilities) (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$105	Yield	4.5%	-	33.0%	7.1%

Corporate securities	48	Yield	30.9%

RMBS	325	CPR	1.5%	-	18.2%	5.9%
		CDR	1.5%	-	6.9%	4.9%
		Loss severity	40.0%	-	125.0%	85.5%
		Yield	3.8%	-	6.2%	4.5%
Asset-backed securities:
Life insurance transactions	337	Yield	5.6%

Collateralized loan obligations (CLOs) /Trust preferred securities (TruPS)	280	Yield	2.8%	-	5.1%	3.8%

Others	57	Yield	10.4%

FG VIEs’ assets, at fair value	526	CPR	0.9%	-	18.3%	8.9%
		CDR	1.3%	-	24.2%	4.6%
		Loss severity	60.0%	-	100.0%	78.4%
		Yield	3.6%	-	8.5%	5.3%

Other assets	84	Implied Yield	6.7%	-	7.3%	7.0%
		Term (years)	10 years

Credit derivative liabilities, net	(216)	Year 1 loss estimates	0.0%	-	80.0%	1.8%
		Hedge cost (in basis points (bps))	7.0	-	42.0	15.0
		Bank profit (in bps)	38.0	-	215.0	88.0
		Internal floor (in bps)	30.0
		Internal credit rating	AAA	-	CCC	A+

FG VIEs’ liabilities, at fair value	(551)	CPR	0.9%	-	18.3%	8.9%
		CDR	1.3%	-	24.2%	4.6%
		Loss severity	60.0%	-	100.0%	78.4%
		Yield	3.5%	-	8.5%	4.3%
___________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $6 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2018

Financial Instrument Description (1)	Fair Value at December 31, 2018 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (liabilities) (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$99	Yield	4.5%	-	32.7%	12.0%

Corporate securities	56	Yield	29.5%

RMBS	309	CPR	3.4%	-	19.4%	6.2%
		CDR	1.5%	-	6.9%	5.2%
		Loss severity	40.0%	-	125.0%	82.7%
		Yield	5.3%	-	8.1%	6.3%
Asset-backed securities:
Life insurance transactions	620	Yield	6.5%	-	7.1%	6.8%

CLOs/TruPS	274	Yield	3.8%	-	4.7%	4.3%

Others	53	Yield	11.5%

FG VIEs’ assets, at fair value	569	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	7.1%

Other assets	74	Implied Yield	6.6%	-	7.2%	6.9%
		Term (years)	10 years

Credit derivative liabilities, net	(207)	Year 1 loss estimates	0.0%	-	66.0%	2.2%
		Hedge cost (in bps)	5.5	-	82.5	23.3
		Bank profit (in bps)	7.2	-	509.9	77.3
		Internal floor (in bps)	8.8	-	30.0	19.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(619)	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	5.6%

____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

Not Carried at Fair Value

Financial Guaranty Insurance Contracts

Fair value is based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. It is based on a variety of factors that may include pricing assumptions management has observed for portfolio transfers, commutations, and acquisitions that have occurred in the financial guaranty market, as well as prices observed in the credit derivative market with an adjustment for illiquidity so that the terms would be similar to a financial guaranty insurance contract, and also includes adjustments for stressed losses, ceding commissions and return on capital. The Company classified the fair value of financial guaranty insurance contracts as Level 3.

Long-Term Debt

Long-term debt issued by AGUS and AGMH is valued by broker-dealers using third party independent pricing sources and standard market conventions and classified as Level 2 in the fair value hierarchy. The market conventions utilize market quotations, market transactions for the Company’s comparable instruments, and to a lesser extent, similar instruments in the broader insurance industry. The fair value of notes payable was determined by calculating the present value of the expected cash flows, and was classified as Level 3 in the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of June 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$1	$2	$1	$2
Other assets (1)	91	91	130	130
Financial guaranty insurance contracts (2)	(2,995)	(5,870)	(3,240)	(5,932)
Long-term debt	(1,233)	(1,545)	(1,233)	(1,496)
Other liabilities (1)	(22)	(22)	(12)	(12)
____________________

(1)
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

7.    Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in other assets, was $86 million and $91 million as of June 30, 2019 and December 31, 2018, respectively.

Net Investment Income

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Income from fixed-maturity securities managed by third parties	$69	$74	$141	$149
Income from internally managed securities	43	27	71	54
Gross investment income	112	101	212	203
Investment expenses	(2)	(3)	(4)	(5)
Net investment income	$110	$98	$208	$198

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Gross realized gains on available-for-sale securities	$13	$2	$19	$11
Gross realized losses on available-for-sale securities	(1)	(1)	(3)	(6)
Net realized gains (losses) on other invested assets	—	—	—	(1)
Other-than-temporary impairment (OTTI):
Total OTTI	(4)	(4)	(17)	(15)
Less: portion of OTTI recognized in OCI	—	(1)	3	(4)
Net OTTI recognized in net income (loss) (1)	(4)	(3)	(20)	(11)
Net realized investment gains (losses)	$8	$(2)	$(4)	$(7)

____________________

(1)
Net OTTI recognized in net income was mainly attributable to change in foreign exchange rates in Second Quarter 2019. OTTI for all other periods presented was primarily attributable to securities purchased for loss mitigation and other risk management purposes.

The proceeds from sales of fixed-maturity securities available-for-sale were $443 million in Second Quarter 2019, $183 million in Second Quarter 2018, $914 million in Six Months 2019 and $592 million in Six Months 2018.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an OTTI and for which unrealized loss was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Balance, beginning of period	$197	$169	$185	$162
Additions for credit losses on securities for which an OTTI was previously recognized	—	1	12	8
Reductions for securities sold and other settlements	(6)	—	(6)	—
Balance, end of period	$191	$170	$191	$170

See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, of the Company's 2018 Annual Report on Form 10-K for a discussion of the accounting policy for evaluating investments for OTTI.

Investment Portfolio

As of June 30, 2019, the majority of the investment portfolio is managed by seven outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally permit its outside managers to purchase only a small amount of securities rated lower than BBB- by S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P) or Baa3 by Moody’s, and then only those securities rated no lower than B by S&P or B2 by Moody’s and subject to certain other specific requirements. Additionally, the managed portfolio must maintain a minimum average rating of A+ by S&P or A1 by Moody's.

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

Alternative investments include investing in both equity and debt securities as well as investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $85 million of the commitment was not funded as of June 30, 2019.

Investment Portfolio
Carrying Value

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Fixed-maturity securities (1):
Externally managed	$8,499	$8,909
Internally managed	1,075	1,180
Short-term investments	1,159	729
Other invested assets:
Internally managed
Alternative investments	44	39
Other	16	16
Total	$10,793	$10,873
____________________

(1)	8.3% and 10.8% of fixed-maturity securities are rated BIG as of June 30, 2019 and December 31, 2018, respectively.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of June 30, 2019

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$4,370	$313	$—	$4,683	$46	AA-
U.S. government and agencies	1	154	11	—	165	—	AA+
Corporate securities	22	2,212	71	(16)	2,267	(1)	A
Mortgage-backed securities (4):	0
RMBS	9	914	37	(13)	938	4	A-
CMBS	5	478	18	(1)	495	—	AAA
Asset-backed securities	7	746	36	(3)	779	14	BBB-
Non-U.S. government securities	3	263	2	(18)	247	—	AA
Total fixed-maturity securities	89	9,137	488	(51)	9,574	63	A+
Short-term investments	11	1,159	—	—	1,159	—	AAA
Total investment portfolio	100%	$10,296	$488	$(51)	$10,733	$63	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2018

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	45%	$4,761	$168	$(18)	$4,911	$40	AA-
U.S. government and agencies	2	167	9	(1)	175	—	AA+
Corporate securities	20	2,175	13	(52)	2,136	(4)	A
Mortgage-backed securities (4):
RMBS	9	999	17	(34)	982	(15)	A-
CMBS	5	542	4	(7)	539	—	AAA
Asset-backed securities	9	942	131	(5)	1,068	97	BB
Non-U.S. government securities	3	298	2	(22)	278	—	AA
Total fixed-maturity securities	93	9,884	344	(139)	10,089	118	A+
Short-term investments	7	729	—	—	729	—	AAA
Total investment portfolio	100%	$10,613	$344	$(139)	$10,818	$118	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI (AOCI).

(3)
Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 45% of mortgage backed securities as of June 30, 2019 and 48% as of December 31, 2018 based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$7	$—	$17	$—	$24	$—
U.S. government and agencies	10	—	21	—	31	—
Corporate securities	229	(2)	204	(14)	433	(16)
Mortgage-backed securities:
RMBS	7	—	283	(13)	290	(13)
CMBS	—	—	51	(1)	51	(1)
Asset-backed securities	226	(2)	76	(1)	302	(3)
Non-U.S. government securities	45	(1)	113	(17)	158	(18)
Total	$524	$(5)	$765	$(46)	$1,289	$(51)
Number of securities (1)		112		186		291
Number of securities with OTTI		6		11		17

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42

___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2019 and December 31, 2018, 27 and 38 securities, respectively, had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $29 million as of June 30, 2019 and $43 million as of December 31, 2018. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2019 and December 31, 2018 were yield-related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2019 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2019

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$223	$216
Due after one year through five years	1,637	1,665
Due after five years through 10 years	2,101	2,196
Due after 10 years	3,784	4,064
Mortgage-backed securities:
RMBS	914	938
CMBS	478	495
Total	$9,137	$9,574

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $279 million and $266 million, as of June 30, 2019 and December 31, 2018, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,653 million and $1,855 million, based on fair value as of June 30, 2019 and December 31, 2018, respectively.

Cash and Restricted Cash

The following table provides a reconciliation of the cash reported on the condensed consolidated balance sheets and the cash and restricted cash reported in the statements of cash flows.

Cash and Restricted Cash

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Cash	$190	$104
Restricted cash	4	—
Total cash and restricted cash	$194	$104

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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.4 years and 11.6 years as of June 30, 2019 and December 31, 2018 respectively.

Credit Derivatives (1)

	As of June 30, 2019		As of December 31, 2018
	Net Par Outstanding	Net Fair Value	Net Par Outstanding	Net Fair Value
	(in millions)
U.S. public finance	$1,933	$(105)	$1,783	$(65)
Non-U.S. public finance	2,798	(51)	2,807	(51)
U.S. structured finance	1,302	(52)	1,465	(85)
Non-U.S. structured finance	127	(8)	127	(6)
Total	$6,160	$(216)	$6,182	$(207)

____________________
(1)    Expected recoveries were $11 million as of June 30, 2019 and $2 million as of December 31, 2018.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2019		As of December 31, 2018
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,730	28.1%	$1,813	29.4%
AA	1,700	27.6	1,690	27.3
A	1,229	19.9	1,171	18.9
BBB	1,353	22.0	1,351	21.9
BIG (1)	148	2.4	157	2.5
Credit derivative net par outstanding	$6,160	100.0%	$6,182	100.0%

____________________

(1)	BIG relates to U.S. RMBS.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Realized gains on credit derivatives	$1	$2	$4	$4
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(21)	(1)	(25)	(1)
Realized gains (losses) and other settlements	(20)	1	(21)	3
Net unrealized gains (losses)	12	47	(9)	79
Net change in fair value of credit derivatives	$(8)	$48	$(30)	$82

     Realized losses and other settlements for Second Quarter 2019 and Six Months 2019 were primarily due to a final maturity paydown of a U.S. structured finance transaction, for which there was an offsetting unrealized gain.

During Second Quarter 2019, unrealized fair value gains were generated primarily as a result of a final maturity paydown of a CDS contract and price improvements. These items were partially offset by wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Six Months 2019, unrealized fair value losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. These losses were partially offset by the paydown of a CDS contract and price improvements.

During Second Quarter 2018, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gain in the U.S. structured finance sector. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

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

CDS Spread on AGC and AGM
Quoted price of CDS contract (in bps)

	As of June 30, 2019	As of March 31, 2019	As of December 31, 2018	As of June 30, 2018	As of March 31, 2018	As of December 31, 2017
Five-year CDS spread:
AGC	56	74	110	105	121	163
AGM	54	72	116	106	109	145

One-year CDS spread
AGC	13	20	22	22	25	70
AGM	13	13	24	21	22	28

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC and AGM
Credit Spreads

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Fair value of credit derivatives before effect of AGC and AGM credit spreads	$(318)	$(407)
Plus: Effect of AGC and AGM credit spreads	102	200
Net fair value of credit derivatives	$(216)	$(207)

The fair value of CDS contracts at June 30, 2019, before considering the benefit applicable to AGC’s credit spreads, is a direct result of the relatively wide credit spreads of certain underlying credits generally due to the long tenor of these credits.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $209 million in CDS net par insured by AGC requires AGC to post collateral, subject to a $209 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. The table below summarizes AGC’s CDS collateral posting requirements as of June 30, 2019 and December 31, 2018.

AGC Insured CDS Collateral Posting Requirements

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Gross par of CDS with collateral posting requirement	$209	$250
Maximum posting requirement	209	250
Collateral posted	1	1

9.	Variable Interest Entities

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

As part of the terms of its financial guaranty contracts, the Company, under its insurance contract, obtains certain protective rights with respect to the VIE that give the Company additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control a VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company is deemed to be the control party for certain VIEs under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the Company the control party have not been triggered, then the VIE is not consolidated. If the Company is deemed to no longer have those protective rights, the VIE is deconsolidated.

Consolidated FG VIEs

As of June 30, 2019 and December 31, 2018, the Company consolidated 29 and 31 FG VIEs, respectively. During Six Months 2019, two FG VIE were deconsolidated. During Six Months 2018, one FG VIE was deconsolidated. There were no new consolidations for the periods presented.

The change in the ISCR of the FG VIEs’ assets held as of the end of the reporting period that was recorded in the condensed consolidated statements of operations for Second Quarter 2019 and 2018 were gains of $29 million and $1 million, respectively, and $35 million and $3 million for Six Months 2019 and 2018, respectively. To calculate ISCR, the change in the fair value of the FG VIEs’ assets is allocated between changes that are due to ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield less current expected cash flows discounted at that same original effective yield.

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs' assets	$286	$350
FG VIEs' liabilities with recourse	22	48
FG VIEs' liabilities without recourse	20	28
Unpaid principal balance for the FG VIEs’ assets that were over 90 days or more past due	62	71
Unpaid principal for FG VIEs’ liabilities with recourse (1)	468	565
____________________

(1)	FG VIEs’ liabilities with recourse will mature at various dates ranging from 2019 to 2038.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2019		As of December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$291	$316	$299	$326
U.S. RMBS second lien	81	80	115	137
Manufactured housing	49	50	53	54
Total with recourse	421	446	467	517
Without recourse	105	105	102	102
Total	$526	$551	$569	$619

The effect of consolidating FG VIEs includes (i) changes in fair value gains (losses) on FG VIEs’ assets and liabilities, (ii) the elimination of premiums and losses related to the AGC and AGM FG VIEs’ liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

Effect of Consolidating FG VIEs

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Net earned premiums	$(11)	$(3)	$(14)	$(6)
Net investment income	(1)	(1)	(2)	(2)
Fair value gains (losses) on FG VIEs (1)	33	2	38	6
Loss and LAE	(14)	(3)	(15)	3
Effect on income before tax	7	(5)	7	1
Less: Tax provision (benefit)	1	(1)	1	—
Effect on net income (loss)	$6	$(4)	$6	$1

Effect on OCI	$(1)	$4	$(2)	$2

Effect on cash flows from operating activities	$(2)	$4	$(1)	$6
 ____________________

(1)
See condensed consolidated statements of comprehensive income and Note 14, Shareholders' Equity, for information on changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to changes in the Company's own credit risk.

The consolidation of FG VIEs increased shareholders' equity by $4 million as of June 30, 2019 and $1 million as of December 31, 2018.

The primary driver of the gain during Second Quarter 2019 and Six Months 2019 was attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets. The primary driver of the gain during Second Quarter 2018 and Six Months 2018 was improvement in the underlying collateral of the FG VIEs' assets.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $90 million and liabilities of $9 million as of June 30, 2019, and assets of $87 million and liabilities of $21 million as of December 31, 2018, primarily recorded in the investment portfolio and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 18 thousand policies monitored as of June 30, 2019, approximately 16 thousand policies are not within the scope of Accounting Standards Codification (ASC) 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of June 30, 2019 and December 31, 2018, the Company identified 102 and 110 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 29 and 31 FG VIEs as of June 30, 2019 and December 31, 2018, respectively. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Expected tax provision (benefit) at statutory rates in taxable jurisdictions	$38	$14	$47	$49
Tax-exempt interest	(5)	(6)	(10)	(12)
Change in liability for uncertain tax positions	—	1	—	(6)
Foreign taxes	4	6	5	3
Taxes on reinsurance	3	(1)	4	(1)
Other	—	(2)	(2)	(1)
Total provision (benefit) for income taxes	$40	$12	$44	$32
Effective tax rate	21.9%	13.2%	18.4%	10.4%

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

 The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
U.S.	$190	$71	$225	$246
Bermuda	—	24	16	73
U.K. and other	(8)	(8)	(1)	(15)
Total	$182	$87	$240	$304

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
U.S.	$227	$189	$376	$436
Bermuda	40	36	73	88
U.K. and other	(1)	(5)	12	(11)
Total	$266	$220	$461	$513

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Deferred tax assets (liabilities)	$8	$68
Current tax assets (liabilities)	3	22
____________________

(1)	Included in other assets or other liabilities on the condensed consolidated balance sheets.

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

Audits

As of June 30, 2019, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2015 to present and is currently under audit for the 2016 tax year. In December 2016, the IRS issued a Revenue Agent Report for the 2009 - 2012 audit period, which did not identify any material adjustments that were not already accounted for in prior periods. The 2013 and 2014 tax years closed in 2018. AGOUS has open tax years of 2015 forward but is not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2016 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2015 to the date of acquisition.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.5 million for Six Months 2019 and $1 million for the full year 2018. As of both June 30, 2019 and December 31, 2018, the Company has accrued $2 million of interest.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of both June 30, 2019 and December 31, 2018 that would affect the effective tax rate, if recognized, was $16 million.

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

As of June 30, 2019, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $40 million and $302 million, respectively.

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

Non-Financial Guaranty Business

The Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also cedes and retrocedes some of its non-financial guaranty business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P below A would require AGRO to post, as of June 30, 2019, an estimated $1 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of June 30, 2019, an estimated $10 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded/retroceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded/retroceded business upon certain triggering events, such as reinsurer rating downgrades.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the condensed consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and non-financial guaranty).

Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Premiums Written:
Direct	$50	$62	$89	$135
Assumed	1	331	1	331
Ceded (1)	(2)	24	13	13
Net	$49	$417	$103	$479
Premiums Earned:
Direct	$99	$130	$204	$273
Assumed	15	9	30	14
Ceded	(2)	(3)	(4)	(6)
Net	$112	$136	$230	$281
Loss and LAE:
Direct	$—	$49	$54	$35
Assumed	1	(5)	2	(8)
Ceded	(2)	—	(11)	(1)
Net	$(1)	$44	$45	$26
____________________
(1)    Positive ceded premiums written were due to terminations, commutations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of June 30, 2019	As of December 31, 2018
	(in millions)
Ceded premium payable, net of commissions	$20	$26
Ceded expected loss to be recovered (paid)	22	14
Financial guaranty ceded par outstanding (2)	1,372	2,389
Non-financial guaranty ceded exposure (see Note 3)	245	239
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of June 30, 2019 and December 31, 2018 was approximately $72 million and $80 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $229 million and $236 million is rated BIG as of June 30, 2019 and December 31, 2018, respectively.

Reinsurance of Syncora Guarantee Inc.’s Insured Portfolio

On June 1, 2018, the Company closed the SGI Transaction under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. As of June 1, 2018, the net par value of exposures reinsured and commuted totaled approximately $12 billion (including credit derivative net par of approximately $1.5 billion). The reinsured portfolio consisted predominantly of public finance and infrastructure obligations that met AGC’s underwriting criteria and generated $330 million of gross written premiums. On June 1, 2018, as consideration, SGI paid $363 million and assigned to Assured Guaranty financial guaranty future insurance installment premiums of $45 million, and future credit derivative installments of approximately $17 million. The assumed portfolio from SGI included BIG contracts which had, as of June 1, 2018, expected losses to be paid of $131 million (present value basis using risk-free rates), which will be expensed over the expected terms of those contracts as unearned premium reserve amortizes. In connection with the SGI Transaction, the Company incurred and expensed $4 million in fees to professional advisors.

Additionally, beginning on June 1, 2018, on behalf of SGI, AGC began providing certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing.

Commutations

Commutations of Ceded Reinsurance Contracts

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Increase in net unearned premium reserve	$15	$56	$15	$60
Increase in net par outstanding	1,069	1,191	1,069	1,233
Commutation gains (losses)	1	(18)	1	(17)

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

Effective January 1, 2019, the Company adopted Topic 842, which requires the establishment of a right-of-use (ROU) asset and a lease liability on the balance sheet for operating leases. All of the Company’s leases are classified as operating leases; however, the Company made an accounting policy election not to apply the recognition requirements of Topic 842 to short-term leases with an initial term of 12 months or less. At the inception of a lease the total payments under a lease agreement are discounted utilizing an incremental borrowing rate that represents the Company’s collateralized borrowing rate. The rate was determined based on the remaining lease term as of the date of adoption. The Company does not include its renewal options in calculating the lease liability.

Operating lease expense is recognized on a straight-line basis over the lease term. Actual costs incurred related to non-lease components (i.e., common area maintenance, real estate taxes, building insurance and other operating expenses) for all the Company’s office leases are recorded as a variable lease expense in the period incurred.

The Company elected the package of practical expedients, which permits organizations not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of expired or existing leases and (iii) initial direct costs for existing leases. The Company also elected the practical expedient to account for all lease components and their associated non-lease components as a single lease component and has allocated all of the contract consideration across lease components.

Upon adoption, the Company recognized lease liabilities of approximately $95 million (recorded in other liabilities) and ROU assets of approximately $69 million (recorded in other assets), and derecognized existing deferred rent and lease incentive liabilities of approximately $26 million, resulting in no cumulative-effect adjustment to retained earnings.

As of June 30, 2019, the ROU assets were $66 million and the lease liabilities were $91 million.

Components of Lease Expense

	Second Quarter 2019	Six Months 2019
	(in millions)
Lease cost (1)	$2	$4
Cash paid for amounts included in the measurement of lease liabilities	2	4

 ____________________

(1)	Variable and short-term lease costs are de minimis.

As of June 30, 2019, operating leases had a weighted average remaining lease term of 12.3 years and were discounted at a weighted average rate of 3.0%.

Future Minimum Rental Payments

As of June 30, 2019
Year	(in millions)
2019 (remaining six months)	$4
2020	9
2021	8
2022	8
2023	9
Thereafter	72
Total lease payments (1)	110
Less: imputed interest	19
Total operating lease liabilities	$91

 ____________________

(1)
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

Litigation

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith.

On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against various Commonwealth general obligation bondholders and bond insurers, including AGC and AGM, that had asserted in their proofs of claim that their bonds are secured. The complaint seeks a judgment declaring that defendants do not hold consensual or statutory liens and are unsecured claimholders to the extent they hold allowed claims. The complaint also asserts that even if Commonwealth law granted statutory liens, such liens are avoidable under Section 545 of the Bankruptcy Code. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element.

On May 20, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against the fiscal agent and holders and/or insurers, including AGC and AGM, that have asserted their PRHTA bond claims are entitled to secured status in PRHTA’s Title III case. Plaintiffs are seeking to avoid the PRHTA bondholders’ liens and contend that (i) the scope of any lien only applies to revenues that have been both received by PRHTA and deposited in certain accounts held by the fiscal agent and does not include PRHTA’s right to receive such revenues; (ii) any lien on revenues was not perfected because the fiscal agent does not have “control” of all accounts holding such revenues; (iii) any lien on the excise tax revenues is no longer enforceable because any rights PRHTA had to receive such revenues is preempted by PROMESA; and (iv) even if PRHTA held perfected liens on PRHTA’s revenues and the right to receive such revenues, such liens were terminated by Section 552(a) of the Bankruptcy Code as of the petition date. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element.

13.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$142	$75	$196	$272
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$142	$75	$196	$272
Basic shares	101.2	111.7	102.1	113.4
Basic EPS	$1.40	$0.67	$1.92	$2.39

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$142	$75	$196	$272
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$142	$75	$196	$272

Basic shares	101.2	111.7	102.1	113.4
Dilutive securities:
Options and restricted stock awards	0.7	1.2	0.9	1.4
Diluted shares	101.9	112.9	103.0	114.8
Diluted EPS	$1.39	$0.67	$1.90	$2.37
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.1	—	0.2

14.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2019

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, March 31, 2019	$222	$99	$(31)	$(37)	$8	261
Other comprehensive income (loss) before reclassifications	90	(40)	(2)	(1)	—	47
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	11	(3)	—	—	—	8
Net investment income	2	14	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(8)	—	—	(8)
Total before tax	13	11	(8)	—	—	16
Tax (provision) benefit	(2)	(3)	2	—	—	(3)
Total amount reclassified from AOCI, net of tax	11	8	(6)	—	—	13
Net current period other comprehensive income (loss)	79	(48)	4	(1)	—	34
Balance, June 30, 2019	$301	$51	$(27)	$(38)	$8	$295

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, March 31, 2018	$146	$118	$(35)	$(23)	$8	$214
Other comprehensive income (loss) before reclassifications	(64)	6	3	(9)	—	(64)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	—	—	—	—	1
Fair value gains (losses) on FG VIEs	—	—	1	—	—	1
Total before tax	1	—	1	—	—	2
Tax (provision) benefit	—	—	—	—	—	—
Total amount reclassified from AOCI, net of tax	1	—	1	—	—	2
Net current period other comprehensive income (loss)	(63)	6	4	(9)	—	(62)
Balance, June 30, 2018	$83	$124	$(31)	$(32)	$8	$152

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2019

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	255	(47)	(4)	(1)	—	203
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	14	(18)	—	—	—	(4)
Net investment income	2	14	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(10)	—	—	(10)
Total before tax	16	(4)	(10)	—	—	2
Tax (provision) benefit	(3)	—	2	—	—	(1)
Total amount reclassified from AOCI, net of tax	13	(4)	(8)	—	—	1
Net current period other comprehensive income (loss)	242	(43)	4	(1)	—	202
Balance, June 30, 2019	$301	$51	$(27)	$(38)	$8	$295

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2017	$273	$120	$—	$(29)	$8	$372
Effect of adoption of ASU 2016-01 (1)	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(186)	(5)	(1)	(3)	—	(195)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(5)	11	—	—	—	6
Fair value gains (losses) on FG VIEs	—	—	4	—	—	4
Total before tax	(5)	11	4	—	—	10
Tax (provision) benefit	—	(2)	(1)	—	—	(3)
Total amount reclassified from AOCI, net of tax	(5)	9	3	—	—	7
Net current period other comprehensive income (loss)	(191)	4	2	(3)	—	(188)
Balance, June 30, 2018	$83	$124	$(31)	$(32)	$8	$152

____________________

(1)
On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, resulting in a cumulative-effect reclassification of a $32 million loss, net of tax, from retained earnings to AOCI.

Share Repurchases

On February 27, 2019, the Board of Directors authorized the repurchase of $300 million of common shares and on August 7, 2019 authorized the repurchase of another $300 million of common shares. As of August 7, 2019, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $450 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2018 (January 1 - March 31)	2,787,936	$98	$35.20
2018 (April 1 - June 30)	4,163,190	152	36.48
2018 (July 1 - September 30)	3,299,049	130	39.41
2018 (October 1 - December 31)	2,992,932	120	40.09
Total 2018	13,243,107	$500	$37.76
2019 (January 1 - March 31)	1,908,605	79	41.62
2019 (April 1 - June 30)	2,519,130	111	43.89
2019 (July 1 - August 7)	1,317,094	58	43.59
Total 2019	5,744,829	$248	$43.07
Cumulative repurchases since the beginning of 2013	100,300,786	$2,964	$29.55

15.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL. The information for AGL, AGUS and AGMH presents their subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$27	$397	$17	$10,972	$(430)	$10,983
Investment in subsidiaries	6,620	5,937	4,196	199	(16,952)	—
Premiums receivable, net of commissions payable	—	—	—	1,020	(154)	866
Deferred acquisition costs	—	—	—	142	(36)	106
Intercompany loan receivable	—	—	—	50	(50)	—
FG VIEs’ assets, at fair value	—	—	—	526	—	526
Dividends receivable from affiliate	60	—	—	—	(60)	—
Other	27	82	30	2,687	(1,726)	1,100
Total assets	$6,734	$6,416	$4,243	$15,596	$(19,408)	$13,581
Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$4,290	$(903)	$3,387
Loss and LAE reserve	—	—	—	1,363	(261)	1,102
Long-term debt	—	844	472	5	(88)	1,233
Intercompany loan payable	—	50	—	300	(350)	—
Credit derivative liabilities	—	—	—	259	(35)	224
FG VIEs’ liabilities, at fair value	—	—	—	551	—	551
Dividends payable to affiliate	—	60	—	—	(60)	—
Other	12	66	68	918	(702)	362
Total liabilities	12	1,020	540	7,686	(2,399)	6,859
Total shareholders' equity attributable to Assured Guaranty Ltd.	6,722	5,396	3,703	7,711	(16,810)	6,722
Noncontrolling interest	—	—	—	199	(199)	—
Total shareholders' equity	6,722	5,396	3,703	7,910	(17,009)	6,722
Total liabilities and shareholders' equity	$6,734	$6,416	$4,243	$15,596	$(19,408)	$13,581
 ____________________

(1)	The fair value of the AGMH debt purchased by AGUS, and recorded in the AGUS investment portfolio, was $129 million.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$45	$334	$23	$11,000	$(425)	$10,977
Investment in subsidiaries	6,440	5,835	3,991	226	(16,492)	—
Premiums receivable, net of commissions payable	—	—	—	1,071	(167)	904
Deferred acquisition costs	—	—	—	143	(38)	105
Deferred tax asset, net	—	—	—	162	(94)	68
Intercompany loan receivable	—	—	—	50	(50)	—
FG VIEs’ assets, at fair value	—	—	—	569	—	569
Dividends receivable from affiliate	60	—	—	—	(60)	—
Other	29	66	24	2,437	(1,576)	980
Total assets	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603
Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$4,452	$(940)	$3,512
Loss and LAE reserve	—	—	—	1,467	(290)	1,177
Long-term debt	—	844	468	5	(84)	1,233
Intercompany loan payable	—	50	—	300	(350)	—
Credit derivative liabilities	—	—	—	236	(27)	209
Deferred tax liabilities, net	—	49	50	—	(99)	—
FG VIEs’ liabilities, at fair value	—	—	—	619	—	619
Dividends payable to affiliate	—	60	—	—	(60)	—
Other	19	3	17	763	(504)	298
Total liabilities	19	1,006	535	7,842	(2,354)	7,048
Total shareholders' equity attributable to Assured Guaranty Ltd.	6,555	5,229	3,503	7,590	(16,322)	6,555
Noncontrolling interest	—	—	—	226	(226)	—
Total shareholders' equity	6,555	5,229	3,503	7,816	(16,548)	6,555
Total liabilities and shareholders' equity	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603

 ____________________

(1)	The fair value of the AGMH debt purchased by AGUS, and recorded in the AGUS investment portfolio, was $125 million.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$114	$(2)	$112
Net investment income	—	4	—	110	(4)	110
Net realized investment gains (losses)	—	—	—	8	—	8
Net change in fair value of credit derivatives	—	—	—	(8)	—	(8)
Other	2	—	—	93	(51)	44
Total revenues	2	4	—	317	(57)	266
Expenses
Loss and LAE	—	—	—	5	(6)	(1)
Amortization of deferred acquisition costs	—	—	—	5	(1)	4
Interest expense	—	13	14	1	(6)	22
Other operating expenses	10	1	—	98	(49)	60
Total expenses	10	14	14	109	(62)	85
Equity in net earnings of investees	—	(1)	—	2	—	1
Income (loss) before income taxes and equity in net earnings of subsidiaries	(8)	(11)	(14)	210	5	182
Total (provision) benefit for income taxes	—	2	3	(44)	(1)	(40)
Equity in net earnings of subsidiaries	150	154	95	5	(404)	—
Net income (loss)	$142	$145	$84	$171	$(400)	$142
Less: noncontrolling interest	—	—	—	5	(5)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$142	$145	$84	$166	$(395)	$142

Comprehensive income (loss)	$176	$145	$109	$206	$(460)	$176

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$139	$(3)	$136
Net investment income	—	2	—	99	(3)	98
Net realized investment gains (losses)	—	—	—	(2)	—	(2)
Net change in fair value of credit derivatives	—	—	—	48	—	48
Other	3	—	—	(9)	(54)	(60)
Total revenues	3	2	—	275	(60)	220
Expenses
Loss and LAE	—	—	—	46	(2)	44
Amortization of deferred acquisition costs	—	—	—	5	(1)	4
Interest expense	—	12	14	2	(4)	24
Other operating expenses	10	—	1	95	(44)	62
Total expenses	10	12	15	148	(51)	134
Equity in net earnings of investees	—	—	—	1	—	1
Income (loss) before income taxes and equity in net earnings of subsidiaries	(7)	(10)	(15)	128	(9)	87
Total (provision) benefit for income taxes	—	2	3	(20)	3	(12)
Equity in net earnings of subsidiaries	82	64	9	6	(161)	—
Net income (loss)	$75	$56	$(3)	$114	$(167)	$75
Less: noncontrolling interest	—	—	—	6	(6)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$75	$56	$(3)	$108	$(161)	$75

Comprehensive income (loss)	$13	$7	$(53)	$52	$(6)	$13

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$235	$(5)	$230
Net investment income	—	6	—	211	(9)	208
Net realized investment gains (losses)	—	—	—	(4)	—	(4)
Net change in fair value of credit derivatives	—	—	—	(30)	—	(30)
Other	4	—	—	159	(106)	57
Total revenues	4	6	—	571	(120)	461
Expenses
Loss and LAE	—	—	—	52	(7)	45
Amortization of deferred acquisition costs	—	—	—	12	(2)	10
Interest expense	—	25	27	5	(12)	45
Other operating expenses	20	2	—	205	(103)	124
Total expenses	20	27	27	274	(124)	224
Equity in net earnings of investees	—	—	—	3	—	3
Income (loss) before income taxes and equity in net earnings of subsidiaries	(16)	(21)	(27)	300	4	240
Total (provision) benefit for income taxes	—	4	6	(53)	(1)	(44)
Equity in net earnings of subsidiaries	212	204	163	9	(588)	—
Net income (loss)	$196	$187	$142	$256	$(585)	$196
Less: noncontrolling interest	—	—	—	9	(9)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$196	$187	$142	$247	$(576)	$196

Comprehensive income (loss)	$398	$315	$261	$460	$(1,036)	$398

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$288	$(7)	$281
Net investment income	—	4	—	200	(6)	198
Net realized investment gains (losses)	—	—	—	(7)	—	(7)
Net change in fair value of credit derivatives	—	—	—	82	—	82
Other	6	—	—	65	(112)	(41)
Total revenues	6	4	—	628	(125)	513
Expenses
Loss and LAE	—	—	—	30	(4)	26
Amortization of deferred acquisition costs	—	—	—	11	(2)	9
Interest expense	—	24	27	5	(8)	48
Other operating expenses	20	3	1	200	(97)	127
Total expenses	20	27	28	246	(111)	210
Equity in net earnings of investees	—	—	—	1	—	1
Income (loss) before income taxes and equity in net earnings of subsidiaries	(14)	(23)	(28)	383	(14)	304
Total (provision) benefit for income taxes	—	5	6	(45)	2	(32)
Equity in net earnings of subsidiaries	286	225	111	13	(635)	—
Net income (loss)	$272	$207	$89	$351	$(647)	$272
Less: noncontrolling interest	—	—	—	13	(13)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$272	$207	$89	$338	$(634)	$272

Comprehensive income (loss)	$84	$74	$(7)	$163	$(230)	$84

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$226	$110	$56	$(121)	$(469)	$(198)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(3)	—	(503)	3	(503)
Sales	—	—	—	914	—	914
Maturities and paydowns	—	—	2	504	—	506
Short-term investments with maturities of over three months:
Purchases	—	—	—	(209)	—	(209)
Sales	—	—	—	2	—	2
Maturities and paydowns	—	12	—	162	—	174
Net sales (purchases) of short-term investments with maturities of less than three months	18	(72)	5	(340)	—	(389)
Net proceeds from paydowns on FG VIEs’ assets	—	—	—	50	—	50
Net proceeds from sales of FG VIEs’ assets	—	—	—	51	—	51
Proceeds from stock redemption and return of capital from subsidiaries	—	100	—	10	(110)	—
Other	—	—	—	35	—	35
Net cash flows provided by (used in) investing activities	18	37	7	676	(107)	631
Cash flows from financing activities
Return of capital	—	—	—	(10)	10	—
Dividends paid	(39)	(147)	(62)	(260)	469	(39)
Repurchases of common stock	(190)	—	—	(100)	100	(190)
Repurchases of common stock to pay withholding taxes	(16)	—	—	—	—	(16)
Net paydowns of FG VIEs’ liabilities	—	—	—	(95)	—	(95)
Paydown of long-term debt	—	—	—	(1)	(3)	(4)
Proceeds from options exercises	1	—	—	—	—	1
Net cash flows provided by (used in) financing activities	(244)	(147)	(62)	(466)	576	(343)
Effect of exchange rate changes	—	—	—	—	—	—
Increase (decrease) in cash and restricted cash	—	—	1	89	—	90
Cash and restricted cash at beginning of period	—	1	—	103	—	104
Cash and restricted cash at end of period	$—	$1	$1	$192	$—	$194

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$296	$88	$43	$524	$(507)	$444
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(27)	(12)	(863)	23	(879)
Sales	—	11	2	579	—	592
Maturities and paydowns	—	10	—	523	—	533
Short-term investments with maturities of over three months:
Purchases	—	—	—	(121)	—	(121)
Sales	—	—	—	1	—	1
Maturities and paydowns	—	—	—	104	—	104
Net sales (purchases) of short-term investments with maturities of less than three months	3	(78)	16	(229)	—	(288)
Net proceeds from paydowns on FG VIEs’ assets	—	—	—	60	—	60
Proceeds from stock redemption and return of capital from subsidiaries	—	200	—	—	(200)	—
Other	—	(15)	—	(1)	—	(16)
Net cash flows provided by (used in) investing activities	3	101	6	53	(177)	(14)
Cash flows from financing activities
Dividends paid	(37)	(222)	(50)	(235)	507	(37)
Repurchases of common stock	(250)	—	—	(200)	200	(250)
Repurchases of common stock to pay withholding taxes	(13)	—	—	—	—	(13)
Net paydowns of FG VIEs’ liabilities	—	—	—	(61)	—	(61)
Paydown of long-term debt	—	—	—	(1)	(23)	(24)
Proceeds from options exercises	1	—	—	—	—	1
Net cash flows provided by (used in) financing activities	(299)	(222)	(50)	(497)	684	(384)
Effect of exchange rate changes	—	—	—	(1)	—	(1)
Increase (decrease) in cash and restricted cash	—	(33)	(1)	79	—	45
Cash and restricted cash at beginning of period	—	33	2	109	—	144
Cash and restricted cash at end of period	$—	$—	$1	$188	$—	$189

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
the impact of market volatility on the mark-to-market of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, most of its contracts written in credit default swap (CDS) form, and variable interest entities (VIEs);

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions;

•
the impact of changes in the world’s economy and credit and currency markets and in applicable laws or regulations relating to the decision of the United Kingdom (U.K.) to exit the European Union (EU);

•
the possibility that Assured Guaranty's planned acquisition (BlueMountain Acquisition) of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain) and its associated entities fails to close or is delayed due to the failure to fulfill or waive closing conditions, including the receipt of necessary regulatory approvals and client consents, or fails to close or is delayed for other reasons;

•
the impact of the announcement of Assured Guaranty's planned BlueMountain Acquisition on the Company and its relationships with its investors, regulators, rating agencies, employees and the obligors it insures and on the business of BlueMountain and its relationships with its clients and employees;

•
the possibility that regulators, clients of BlueMountain or others will impose conditions on their approvals or consents of the planned BlueMountain Acquisition or not provide approvals or consents Assured Guaranty anticipated receiving and receipt of which is not a condition to closing;

•	the failure of Assured Guaranty to successfully integrate the business of BlueMountain after closing;

•
the possibility that acquisitions or alternative investments made by Assured Guaranty, including its anticipated BlueMountain Acquisition, do not result in the benefits anticipated or subject Assured Guaranty to unanticipated consequences;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	loss of key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes;

•	other risk factors identified in AGL’s filings with the United States (U.S.) Securities and Exchange Commission (the SEC);

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.

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

Economic Environment

The positive economic momentum in the U.S. since the beginning of 2016 continued through June 30, 2019. According to the U.S. Bureau of Labor Statistics (BLS), after revisions, job gains averaged 171,000 per month over the three-month period ended June 30, 2019 (Second Quarter 2019). Employment growth has averaged 172,000 per month this year through June 30, compared with an average monthly gain of 223,000 in 2018. Additionally, the BLS estimated that, at the end of the quarter, the unemployment rate stood at 3.7%, remaining near a fifty-year low.

The Bureau of Economic Analysis (BEA) latest data showed that real gross domestic product (GDP) increased at an annual rate of 3.1% in the first quarter of 2019, and 2.1% in Second Quarter 2019.

The U.S. equity markets continued to perform positively in Second Quarter 2019. For the quarter, the S&P 500 Index, the Dow Jones Industrial Average (DJIA), and the NASDAQ Composite, along with other domestic indices such as the Russell 1000 Growth Index, finished higher.

The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 3.4% annual gain in May 2019, the latest data available, while the 20-City Composite posted a 2.4% year-over-year gain for the same period. The data released for May 2019 shows that the rate of home price increases across the U.S. has continued to slow. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of the residential market assumptions used in determining expected losses for U.S. residential mortgage-backed securities (RMBS).

At the July 30th-31st, 2019 Federal Open Market Committee (FOMC) meeting, the FOMC decided to lower the target range for the federal funds rate to 2.00% - 2.25%. In their press release, the FOMC cited as justification for the rate cut the following:

“In light of the implications of global developments for the economic outlook as well as muted inflation pressures, the Committee decided to lower the target range for the federal funds rate to 2.00% to 2.25%. This action supports the Committee's view that sustained expansion of economic activity, strong labor market conditions, and inflation near the Committee's symmetric 2% objective are the most likely outcomes, but uncertainties about this outlook remain.”

Municipal interest rates remain historically low. The 30-year AAA Municipal Market Data General Obligation (GO MMD) rate started the quarter at 2.60% and finished the quarter at 2.31%.  Credit spreads, represented by the differential between the AAA and the A GO MMD, tightened further from 43 basis points (bps) at the beginning of the quarter to 37 bps at quarter end, their tightest levels since the financial crisis, as compared to an average of 53 bps in 2018 and 2017.  See Key Business Strategies, New Business Production section below for the impact of the low interest rate environment and relatively tight U.S. municipal credit spreads on the demand for bond insurance.

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions, except per share amounts)
GAAP Highlights
Net income (loss)	$142	$75	$196	$272
Net income (loss) per diluted share	1.39	0.67	1.90	2.37
Weighted average diluted shares	101.9	112.9	103.0	114.8
Gross written premiums (GWP)	51	393	90	466

Non-GAAP Highlights(1)
Non-GAAP operating income(1)	141	74	227	229
Gain (loss) related to the effect of consolidating financial guaranty variable interest entities (FG VIE consolidation) included in non-GAAP operating income	6	(4)	6	1
Non-GAAP operating income (1) per diluted share	1.38	0.66	2.20	1.99
Gain (loss) related to FG VIE consolidation included in non-GAAP operating income per diluted share	0.05	(0.03)	0.06	0.01
Present value of new business production (PVP) (1)	54	454	96	515
Gross par written	4,183	14,571	6,890	16,773

	As of June 30, 2019		As of December 31, 2018
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,722	$67.35	$6,555	$63.23
Non-GAAP operating shareholders' equity (1)	6,335	63.48	6,342	61.17
Non-GAAP adjusted book value (1)	8,849	88.67	8,922	86.06
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	12	0.12	3	0.03
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	(2)	(0.02)	(15)	(0.15)
Common shares outstanding (2)	99.8		103.7
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

Other factors that drive volatility in net income include: changes in expected claims and recoveries, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including other-than-temporary impairments (OTTI)), changes in foreign exchange rates, the effects of large settlements, commutations, acquisitions, the effects of the Company's various loss mitigation strategies, and changes in laws and regulations, among others, may also have a significant effect on reported net income or loss in a given reporting period.

Second Quarter 2019

Net income for Second Quarter 2019 increased to $142 million, from $75 million for the three-month period ended June 30, 2018 (Second Quarter 2018) mainly due to changes in loss and loss adjustment expenses (LAE), fair value changes of FG VIEs, foreign exchange rate changes and other income items, as described below.

•
Loss and LAE was a benefit of $1 million in Second Quarter 2019 which consisted of a benefit for U.S. RMBS transactions, partially offset by an increase in public finance losses, compared with a loss of $44 million in Second Quarter 2018, primarily attributable to Puerto Rico exposures.

•	FG VIEs gains were $33 million in Second Quarter 2019, primarily attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets, compared with gains of $2 million in Second Quarter 2018.

•
Foreign exchange losses were $14 million in Second Quarter 2019, compared with losses of $36 million in Second Quarter 2018. Foreign exchange gains and losses relate primarily to remeasurement of premiums receivable and are mainly due to changes in the exchange rate of the British pound sterling relative to the U.S. dollar.

•
Fair value gains on CCS recorded in other income were $19 million in Second Quarter 2019 and were primarily due to widening of spreads of comparable securities relative to changes in treasury yields during the quarter, compared with losses of $1 million in Second Quarter 2018.

•
Other income also includes commutation gains of $1 million in Second Quarter 2019, compared with commutation losses of $18 million in Second Quarter 2018 related to the transaction (SGI Transaction) closed on June 1, 2018 with Syncora Guarantee Inc. (SGI).

These increases were offset in part by changes in fair value of credit derivatives, net earned premiums and higher effective tax rate as described below.

•
Fair value losses on credit derivatives were $8 million in Second Quarter 2019 primarily due to changes in the Company's spreads, partially offset by price improvements on the underlying collateral, compared with gains of $48 million in Second Quarter 2018 which were primarily attributable to price improvements on the underlying collateral of the Company's insured CDS. Except for credit impairment, the fair value adjustments on credit derivatives in the insured portfolio are non-economic adjustments that reverse to zero over the remaining term of that portfolio.

•
Net earned premiums were $112 million in Second Quarter 2019, compared with $136 million in Second Quarter 2018; the decline was due to lower accelerations from refundings and terminations, which were $20 million in Second Quarter 2019, compared with $39 million in Second Quarter 2018.

•
The effective tax rate in Second Quarter 2019 was 22% compared with 13% in Second Quarter 2018. The effective tax rate fluctuates from period to period based on the proportion of income in different tax jurisdictions.

Non-GAAP operating income was $141 million in Second Quarter 2019, compared with $74 million in Second Quarter 2018. Non-GAAP operating income increased mainly due to lower losses, higher FG VIEs gains, and higher net investment income in Second Quarter 2019 as well as higher commutation and debt extinguishment losses in Second Quarter 2018. This was offset in part by lower net earned premiums and a higher effective tax rate.

Six Months 2019

Net income for the six-month period ended June 30, 2019 (Six Months 2019) was $196 million compared with $272 million for the six-month period ended June 30, 2018 (Six Months 2018). Net income decreased mainly due to fair value losses on credit derivatives in Six Months 2019 compared with gains in Six Months 2018, lower net earned premiums, higher loss expense and a higher effective tax rate, as described below.

•
Fair value losses on credit derivatives were $30 million in Six Months 2019 and were primarily due to wider implied net spreads driven by the decreased market cost to buy protection in Assured Guaranty Corp.'s (AGC) name during the period. Fair value gains on credit derivatives were $82 million in Six Months 2018, primarily attributable to the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS.

•
Net earned premiums were $230 million in Six Months 2019, compared with $281 million in Six Months 2018; the decline was due to lower accelerations from refundings and terminations, which were $46 million in Six Months 2019, compared with $91 million in Six Months 2018.

•
Loss and LAE was a loss of $45 million in Six Months 2019, mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures, compared with a loss of $26 million in Six Months 2018, mainly driven by higher losses on certain Puerto Rico exposures, partially offset by the reduction of loss reserves on the City of Hartford, Connecticut exposure and a benefit on U.S. RMBS exposures.

•
The effective tax rate in Six Months 2019 was 18% compared with 10% in Six Months 2018. The effective tax rate fluctuates from period to period based on a proportion of income in different tax jurisdictions.

These decreases were offset in part by higher fair value gains on FG VIEs in Six Months 2019 and higher commutation and debt extinguishment losses in Six Months 2018 compared with Six Months 2019.

•	FG VIEs gains were $38 million in Six Months 2019, primarily attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets, compared with gains of $6 million in Six Months 2018.

•	Commutation gains recorded in other income were $1 million in Six Months 2019 compared with commutation losses of $17 million in Six Months 2018 related to the SGI Transaction.

•
Loss on extinguishment of debt was $1 million in Six Months 2019, compared with $17 million in Six Months 2018. The loss on extinguishment of debt is related to Assured Guaranty US Holdings Inc. (AGUS) purchase of a portion of the principal amount of Assured Guaranty Municipal Holdings Inc.'s (AGMH) outstanding Junior Subordinated Debentures. In Six Months 2019 and Six Months 2018, AGUS purchased $3 million and $47 million, respectively, of par.

Non-GAAP operating income was $227 million in Six Months 2019, compared with $229 million in Six Months 2018. Non-GAAP operating income declined mainly due to lower net earned premiums, higher loss expense and a higher effective tax rate mostly offset by higher fair value gains on FG VIEs in Six Months 2019 and higher commutation and debt extinguishment losses in Six Months 2018.

Shareholders' equity increased since December 31, 2018 primarily due to unrealized gains on available for sale investment securities and net income, partially offset by share repurchases and dividends. Non-GAAP operating shareholders' equity decreased slightly in Six Months 2019 as non-GAAP operating income was offset mainly by share purchases and dividends. Non-GAAP adjusted book value decreased slightly in Six Months 2019 primarily due to share repurchases and dividends, partially offset by new direct business production.

Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share all increased in Six Months 2019, and benefited from the repurchase of an additional 4.4 million shares in Six Months 2019 under the share repurchase program that began in 2013. See "Accretive Effect of Cumulative Repurchases" table below.

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

On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance, and provisions in legislation known as the 2017 Tax Cuts and Jobs Act, such as the termination of the tax-exempt status of advance refunding bonds and the reduction in corporate tax rates, have resulted in a reduction of supply and made municipal obligations less attractive to certain institutional investors.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2019	Six Months 2018	Year Ended December 31, 2018
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$165.0	$155.9	$320.3
Total insured	$9.7	$9.1	$18.9
Insured by Assured Guaranty	$5.7	$5.1	$10.5
Number of issues:
New municipal bonds issued	4,637	4,302	8,555
Total insured	797	625	1,246
Insured by Assured Guaranty	423	283	596
Bond insurance market penetration based on:
Par	5.9%	5.8%	5.9%
Number of issues	17.2%	14.5%	14.6%
Single A par sold	22.9%	19.2%	17.8%
Single A transactions sold	57.9%	53.2%	52.8%
$25 million and under par sold	18.2%	17.8%	17.2%
$25 million and under transactions sold	20.4%	17.0%	17.1%
____________________

(1)
Source: The amounts in the table are those reported by Thomson Reuters. In addition, the Company considers $500 million of taxable ProMedica Toledo Hospital bonds insured by Assured Guaranty in 2018 to be public finance business.

Gross Written Premiums and
New Business Production

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
GWP
Public Finance—U.S.	$43	$170	$73	$203
Public Finance—non-U.S.	12	55	14	94
Structured Finance—U.S.	(4)	158	2	159
Structured Finance—non-U.S.	—	10	1	10
Total GWP	$51	$393	$90	$466

PVP (1):
Public Finance—U.S.	$44	$234	$76	$269
Public Finance—non-U.S.	7	53	11	79
Structured Finance—U.S.	3	158	8	158
Structured Finance—non-U.S. (2)	—	9	1	9
Total PVP	$54	$454	$96	$515
Gross Par Written (1):
Public Finance—U.S.	$3,657	$10,675	$5,673	$12,679
Public Finance—non-U.S.	299	3,345	475	3,532
Structured Finance—U.S.	227	393	721	404
Structured Finance—non-U.S. (2)	—	158	21	158
Total gross par written	$4,183	$14,571	$6,890	$16,773
Average rating on new business written	A-	A-	A-	A-
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

(2)    Includes aircraft residual value insurance policies.

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

Second Quarter 2019

In Second Quarter 2019, GWP was $51 million compared with $393 million in Second Quarter 2018, and PVP was $54 million compared with $454 million. GWP and PVP for Second Quarter 2018 included the assumption of substantially all of the insured portfolio of SGI which was the primary driver of the variance in GWP, PVP and gross par written between Second Quarter 2019 and Second Quarter 2018. The components of new business production generated by the SGI Transaction in Second Quarter 2018 are presented below.

Assumed SGI Insured Portfolio (1)

	GWP	PVP
	Financial Guaranty	Financial Guaranty	Credit Derivatives	Total	Gross Par Written
	(in millions)
Public Finance—U.S.	$123	$118	$67	$185	$7,559
Public Finance—non-U.S.	50	38	12	50	3,345
Structured Finance—U.S.	157	156	—	156	349
Structured Finance—non-U.S.	—	—	—	—	19
Total	$330	$312	$79	$391	$11,272
____________________

(1)
On a GAAP basis, in Second Quarter 2018, the SGI Transaction included transactions with $131 million in expected losses (discounted at a risk-free rate). On a non-GAAP basis, SGI Transaction included transactions with expected losses of $83 million (discounted at 6%, consistent with the PVP discount rate).

In Second Quarter 2019, Assured Guaranty once again guaranteed the majority of the insured U.S. public finance par and number of transactions issued and had an average rating on new business of A-, based on par.

For the fifteenth consecutive quarter, the Company generated new non-U.S. GWP and PVP. In Second Quarter 2019, the Company guaranteed a debt refinancing of Spanish solar plants, the first wrapped issuance in Spain since prior to the 2008 financial crisis, as well as a Scottish housing association transaction.

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

Six Months 2019

In Six Months 2019, GWP was $90 million compared with $466 million in Six Months 2018, and PVP was $96 million compared with $515 million. GWP and PVP were higher in 2018 primarily due to the SGI Transaction in Six Months 2018. See "Assumed SGI Insured Portfolio" table above.

Non-U.S. public finance PVP for Six Months 2019 was lower compared to Six Months 2018, primarily due to several large 2018 refinancings that resulted in no additional par exposure.

Capital Management

The Company employs several strategies to manage capital within the Assured Guaranty group efficiently.

From 2013 through August 7, 2019, the Company has repurchased 100.3 million common shares for approximately $2,964 million, representing 52% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 7, 2019, the Board of Directors authorized an additional $300 million of share repurchases. As of August 7, 2019, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $450 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2018	$2,716	94.556	$28.73
2019 (First Quarter)	79	1.909	41.62
2019 (Second Quarter)	111	2.519	43.89
2019 (July 1 - August 7)	58	1.317	43.59
Cumulative repurchases since the beginning of 2013	$2,964	100.301	$29.55

Accretive Effect of Cumulative Repurchases (1)

	Second Quarter 2019	Six Months 2019	As of June 30, 2019
	(per share)
Net income	$0.59	$0.70
Non-GAAP operating income	0.58	0.85
Shareholders' equity			$18.72
Non-GAAP operating shareholders' equity			16.86
Non-GAAP adjusted book value			29.33
_________________

(1)	Represents estimated accretive effect of cumulative share repurchases since the beginning of 2013.

In March 2019, Municipal Assurance Corp. (MAC) received approval from the New York State Department of Financial Services to dividend to Municipal Assurance Holdings Inc. (MAC Holdings) $100 million in 2019, an amount that exceeds the amount available to dividend without such approval in 2019 under applicable law. MAC distributed $100 million dividend to MAC Holdings during Second Quarter 2019.

In May 2019, the Maryland Insurance Administration approved and in June 2019 AGC implemented the repurchase of $100 million of its shares of common stock from AGUS.

The Company considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in Six Months 2019, AGUS purchased $3 million of par of AGMH outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $1 million in Six Months 2019. AGUS did not purchase AGMH's debt in Second Quarter 2019. The Company may choose to make additional purchases of this or other Company debt in the future.

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

Commutations. Commutations resulted in gains of $1 million in Second Quarter 2019 and Six Months 2019 and losses of $18 million and $17 million in Second Quarter 2018 and Six Months 2018, respectively. Commutations added net unearned premium reserve of $15 million in both Second Quarter 2019 and Six Months 2019, $56 million in Second Quarter

2018 and $60 million in Six Months 2018. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the the small amount of the insurance portfolio currently reinsured by unaffiliated reinsurers.

Alternative Investments. The alternative investments group has been investigating a number of new business opportunities that complement the Company's financial guaranty business, are consistent with its risk profile and benefit from its core competencies, including, among others, both controlling and non-controlling investments in investment managers.

On August 7, 2019, AGUS and AGL entered into a purchase agreement (Purchase Agreement) pursuant to which AGUS will purchase all of the outstanding equity interests in BlueMountain and its associated entities for a purchase price of approximately $160 million, subject to certain to pre- and post-closing adjustments. BlueMountain manages $19.3 billion in assets across collateralized loan obligations (CLOs); long-duration opportunity funds that build on the firm’s corporate credit, asset-backed finance, infrastructure and healthcare experience; and hedge funds employing relative value approaches. Completion of the BlueMountain Acquisition is subject to certain customary closing conditions, including the receipt of certain consents and regulatory approvals.

Not less than $114.8 million of the purchase price will be payable in cash. The remainder of the purchase price will be payable, at AGUS' election, in cash, in AGL common shares, in a one-year promissory note or in a combination of the foregoing. In addition, AGUS will contribute $60 million of cash to BlueMountain at closing and intends to contribute an additional $30 million in cash within a year from closing. AGUS intends to fund the cash portion of the purchase price and the cash contributions to BlueMountain with available cash and, subject to regulatory approval, intercompany borrowings from Assured Guaranty Municipal Corp. (AGM), AGC, MAC or a combination of them. In connection with the BlueMountain Acquisition, the Company expects to invest $500 million in BlueMountain-managed funds, CLOs and separately-managed accounts within three years of the closing.

While the Company acquired in September 2017 a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts (SMAs), the BlueMountain Acquisition would represent a significant increase in the Company's participation in the asset management business. The Company believes the asset management business is in line with its risk profile and benefits from its core competencies.

The Company also acquired a minority interest in the holding company of Rubicon Infrastructure Advisors, a full-service investment firm based in Dublin that provides investment banking services in the global infrastructure sector, in September 2018. In February 2017, the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers; as of June 30, 2019, $85 million of the commitment was not funded.

The Company continues to investigate additional opportunities in the asset management business and in other businesses in line with its risk profile and that would benefit from its core competencies, but there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms, whether the BlueMountain Acquisition will close, or whether the Company will realize the benefits it expects from the BlueMountain Acquisition, or the benefits of any of its past or future alternative investments.

Loss Mitigation

In an effort to avoid, reduce or recover losses and potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico Electric Power Authority (PREPA) restructuring support agreement and the Puerto Rico Sales Tax Financing Corporation (COFINA) plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure.

The Company is currently working with the servicers of some of the RMBS it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

In some instances, the terms of the Company's policy give it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses. The Company may also facilitate the issuance of refunding bonds, by either providing insurance on the refunding bonds or purchasing refunding bonds, or both. Refunding bonds may provide the issuer with payment relief.

Other Events

The Company has evaluated the potential impact on its business of the U.K.’s decision on June 23, 2016 (pursuant to a referendum), and subsequent notice to the EU on March 29, 2017, of its desire to exit the EU, known as “Brexit”.  Negotiations are ongoing between the U.K. and the EU to determine the future terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU. The Company believes that the negotiations are likely to last at least until fall 2019. Brexit may impact laws, rules and regulations applicable to the Company’s U.K. subsidiaries and operations and the transactions insured by its U.K. subsidiary. The Company cannot predict the direction Brexit-related developments will take, nor the impact of those developments on its European operations and the economies of the markets the Company serves, but the Company has established, and is in the process of finalizing the authorization for, a new subsidiary in France to facilitate its operations. The current intention of the Company's U.K. subsidiary is to transfer those of its existing policies that are affected by Brexit to the new subsidiary, in order for the new subsidiary to continue to administer them.

The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of passive foreign investment companies (PFICs). The proposed regulations provide guidance on various PFIC rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. As these regulations have only been recently issued, management is currently in the process of evaluating the impact to its shareholders and business operations.

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

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, primarily consisting of loss mitigation securities and FG VIEs’ assets, represented approximately 16% and 18% of the total assets that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Item 1, Financial Statements, Note 6, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Net earned premiums	$112	$136	$230	$281
Net investment income	110	98	208	198
Net realized investment gains (losses)	8	(2)	(4)	(7)
Net change in fair value of credit derivatives	(8)	48	(30)	82
Fair value gains (losses) on FG VIEs	33	2	38	6
Foreign exchange gain (loss) on remeasurement	(14)	(36)	(3)	(14)
Other income (loss)	25	(26)	22	(33)
Total revenues	266	220	461	513
Expenses:
Loss and LAE	(1)	44	45	26
Amortization of deferred acquisition costs	4	4	10	9
Interest expense	22	24	45	48
Other operating expenses	60	62	124	127
Total expenses	85	134	224	210
Income (loss) before provision for income taxes and equity in net earnings of investees	181	86	237	303
Equity in net earnings of investees	1	1	3	1
Income (loss) before income taxes	182	87	240	304
Provision (benefit) for income taxes	40	12	44	32
Net income (loss)	$142	$75	$196	$272

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

Net Earned Premiums

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums	$72	$76	$143	$148
Accelerations:
Refundings	22	35	49	81
Terminations	—	1	—	7
Total accelerations	22	36	49	88
Total public finance	94	112	192	236
Structured finance (1)
Scheduled net earned premiums	18	20	38	40
Terminations	(2)	3	(3)	3
Total structured finance	16	23	35	43
Non-financial guaranty	2	1	3	2
Total net earned premiums	$112	$136	$230	$281
____________________

(1)
Excludes $11 million and $3 million for Second Quarter 2019 and Second Quarter 2018, respectively, and $14 million and $6 million for Six Months 2019 and 2018, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Second Quarter 2019 compared with Second Quarter 2018 and in Six Months 2019 compared with Six Months 2018, due primarily to a reduction in accelerations due to refundings and terminations and the scheduled decline in par outstanding. At June 30, 2019, $3.4 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company's contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and had been at historically high levels in recent years primarily due to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Cuts and Jobs Act regarding the termination of the tax-exempt status of advance refunding bonds has resulted in fewer refundings.

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

Net Investment Income

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Income from fixed-maturity securities managed by third parties	$69	$74	$141	$149
Income from internally managed securities	43	27	71	54
Gross investment income	112	101	212	203
Investment expenses	(2)	(3)	(4)	(5)
Net investment income	$110	$98	$208	$198

Net investment income for Second Quarter 2019 and Six Months 2019 increased compared to Second Quarter 2018 and Six Months 2018, respectively, primarily due to the acceleration of income as a result of the settlement of an insured obligation in June 2019 that was held in the loss mitigation portfolio, offset partially by lower income due to a decrease in the average asset balances in the investment portfolio. The overall pre-tax book yield was 3.56% as of June 30, 2019 and 3.70% as of June 30, 2018. Excluding the internally managed portfolio, pre-tax book yield was 3.23% as of June 30, 2019 compared with 3.17% as of June 30, 2018.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Gross realized gains on available-for-sale securities	$13	$2	$19	$11
Gross realized losses on available-for-sale securities	(1)	(1)	(3)	(6)
Net realized gains (losses) on other invested assets	—	—	—	(1)
OTTI	(4)	(3)	(20)	(11)
Net realized investment gains (losses)	$8	$(2)	$(4)	$(7)

OTTI in Second Quarter 2019 was mainly attributable to changes in foreign exchange rates. OTTI for all other periods presented were primarily attributable to securities purchased for loss mitigation and other risk management purposes.

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

     Realized losses and other settlements for Second Quarter 2019 and Six Months 2019 were primarily due to a final maturity paydown of a U.S. structured finance transaction, for which there was an offsetting unrealized gain.

During Second Quarter 2019 unrealized fair value gains were generated primarily as a result of a final maturity paydown of a CDS contract and price improvements. These items were partially offset by wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During Six Months 2019, unrealized fair value losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. These losses were partially offset by the paydown of a CDS contract and price improvements.

During Second Quarter 2018, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gain in the U.S. structured finance sector. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s and AGM’s name as the market cost of AGC’s and AGM’s credit protection decreased during the period.

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

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Change in unrealized gains (losses) on credit derivatives:
Before considering implication of the Company’s credit spreads	$37	$52	$59	$105
Resulting from change in the Company’s credit spreads	(25)	(5)	(68)	(26)
After considering implication of the Company’s credit spreads	$12	$47	$(9)	$79

Management believes that the trading level of AGC and AGM credit spreads over the past several years has been due to the correlation between AGC’s and AGM’s risk profile and the current risk profile of the broader financial markets.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of June 30, 2019		As of December 31, 2018
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(353)	$(137)	$(348)	$(141)
Base Scenario	(216)	—	(207)	—
Decrease of 25 bps	(134)	82	(143)	64
All transactions priced at floor	(71)	145	(101)	106
 ____________________

(1)	Includes the effects of changes in the net spreads assumed by the Company.

Financial Guaranty Variable Interest Entities

As of June 30, 2019 and December 31, 2018, the Company consolidated 29 and 31 FG VIEs, respectively. The effect of FG VIE consolidation on net income and shareholders' equity includes: changes in fair value gains (losses) on FG VIEs’ assets and liabilities except the change in fair value of FG VIEs’ liabilities with recourse attributable to instrument-specific credit risk which is recorded in other comprehensive income (OCI), and premiums and losses related to AGC's and AGM's insurance of FG VIEs’ liabilities with recourse and any investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt, that are considered intercompany transactions and are therefore eliminated.

The primary driver of the gain during Second Quarter 2019 and Six Months 2019 was attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets. The primary driver of the gain during Second Quarter 2018 and Six Months 2018 was improvement in the underlying collateral of the FG VIEs' assets.

The effect of consolidation of FG VIEs (including the change in fair value and the effect of eliminating insurance and investment balances) was a gain of $6 million and a loss $4 million in net income in Second Quarter 2019 and Second Quarter 2018, respectively, and gains of $6 million and $1 million in Six Months 2019 and Six Months 2018, respectively. See Item 1, Financial Statements, Note 9, Variable Interest Entities, for additional information.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange losses primarily relate to remeasurement of premiums receivable and are mainly due to changes in the exchange rate of the British pound sterling relative to the U.S. dollar.

Other Income (Loss)

Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries, commutation gains and losses and other items.

Other Income (Loss)

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Commutation gains (losses)	$1	$(18)	$1	$(17)
Loss on extinguishment of debt (1)	—	(10)	(1)	(17)
Fair value gains (losses) on CCS (2)	19	(1)	10	(2)
Other	5	3	12	3
Total other income (loss)	$25	$(26)	$22	$(33)
 ____________________

(1)
The loss on extinguishment of debt is related to AGUS' purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009. AGUS purchased $27 million in Second Quarter 2018, $3 million in Six Months 2019 and $47 million in Six Months 2018. There were no purchases in Second Quarter 2019.

(2)
Fair value gains on CCS recorded in Second Quarter 2019 and Six Months 2019 were primarily due to widening of spreads of comparable securities relative to changes in treasury yields during the periods.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of assumptions and methodologies used in calculating the expected loss to be paid for all contracts, the loss estimation process and the accounting policies for measurement and recognition under GAAP for each type of contract, see Part II, Item 8, Financial Statements and Supplementary Data, of the Company's 2018 Annual Report on Form 10-K:

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

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
	June 30, 2019	December 31, 2018	2019	2018	2019	2018
	(in millions)
Insurance	$907	$1,110	$(22)	$23	$(12)	$(10)
FG VIEs	64	75	(14)	(6)	(24)	(4)
Credit derivatives	(11)	(2)	(1)	2	(3)	9
Total	$960	$1,183	$(37)	$19	$(39)	$(5)

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
	June 30, 2019	December 31, 2018	2019	2018	2019	2018
	(in millions)
Public finance	$772	$864	$84	$53	$145	$11
Structured finance
U.S. RMBS	162	293	(118)	(28)	(183)	(12)
Other structured finance	26	26	(3)	(6)	(1)	(4)
Structured finance	188	319	(121)	(34)	(184)	(16)
Total	$960	$1,183	$(37)	$19	$(39)	$(5)

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of June 30, 2019	0.00%	-	2.63%	2.10%
As of March 31, 2019	0.00		2.87	2.46
As of December 31, 2018	0.00	-	3.06	2.74
As of June 30, 2018	0.00	-	3.03	2.85
As of March 31, 2018	0.00		3.11	2.82
As of December 31, 2017	0.00	-	2.78	2.38

Effect of Changes in the Risk-Free Rates on Economic Loss Development (Benefit)
(in millions)
Second Quarter 2019	$(1)
Second Quarter 2018	—
Six Months 2019	(5)
Six Months 2018	(6)

Second Quarter 2019 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposures, which had below-investment-grade (BIG) net par outstanding of $6.0 billion as of June 30, 2019 compared with $6.4 billion as of December 31, 2018. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2019 will be $749 million, compared with $832 million as of December 31, 2018. Economic loss development on U.S. exposures in Second Quarter 2019 was $92 million, which was primarily attributable to Puerto Rico exposures. The economic benefit was approximately $8 million for non-U.S. exposures during Second Quarter 2019, which was mainly attributable to the improved internal outlook of certain Spanish sovereigns and sub-sovereigns.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $118 million and was mainly related to higher projected recoveries for previously charged-off loans for second lien U.S. RMBS, an increase in excess spread improved performance, and loss mitigation efforts.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid for additional information.

Second Quarter 2018 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $6.3 billion as of June 30, 2018 compared with $6.6 billion as of March 31, 2018. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2018 would be $1,041 million, compared with $1,007 million as of March 31, 2018. Economic benefit on U.S. exposures in Second Quarter 2018 was $56 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $28 million and was mainly related to improved performance in certain second lien transactions. As part of the SGI Transaction, the Company assumed $130 million in expected losses on U.S. RMBS transactions.

Six Months 2019 Net Economic Loss Development

The total economic benefit of $39 million in Six Months 2019 was generated mainly by the structured finance sector, partially offset by the economic loss development in the U.S. public finance sector. The economic benefit in the structured finance sector in Six Months 2019 was $184 million, which was primarily attributable to an increase in excess spread, higher projected recoveries for previously charged-off loans for second lien U.S. RMBS, improved performance, and loss mitigation efforts. This was partially offset by U.S. public finance economic loss development of $154 million, which was primarily attributable to Puerto Rico exposures. The effect of the change in the risk-free rates used to discount expected losses was a benefit of $5 million in Six Months 2019.

Six Months 2018 Net Economic Loss Development

The total economic benefit of $5 million in Six Months 2018 was generated mainly by the structured finance sector, partially offset by the economic loss development in the U.S. public finance sector. The economic benefit in the structured finance sector in Six Months 2018 was $16 million, which was primarily attributable to improved collateral performance. This was partially offset by U.S. public finance economic loss development of $17 million, which was primarily attributable to Puerto Rico exposures, partially offset by the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company. The effect of the change in the risk-free rates used to discount expected losses was a benefit of $6 million in Six Months 2018.

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

	Loss (Benefit)
	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Public finance	$86	$61	$156	$32
Structured finance
U.S. RMBS (1)	(88)	(12)	(115)	4
Other structured finance	1	(5)	4	(10)
Structured finance	(87)	(17)	(111)	(6)
Total loss and LAE	$(1)	$44	$45	$26
____________________

(1)
Excludes a benefit of $14 million and $3 million for Second Quarter 2019 and 2018, respectively, and a benefit of $15 million and a loss of $3 million for Six Months 2019 and 2018, respectively, related to consolidated FG VIEs.

Loss and LAE in Second Quarter 2019 was a benefit, which was mainly driven by U.S. RMBS exposures, partially offset by higher losses on certain Puerto Rico exposures. Loss and LAE in Second Quarter 2018 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures.

Loss and LAE in Six Months 2019 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures. Loss and LAE in Six Months 2018 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by the reduction of loss reserves on the City of Hartford, CT exposure and a benefit related to certain assumed student loan transactions.

For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Other Operating Expenses and Amortization of Deferred Acquisition Costs (DAC)

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Employee compensation and benefits	$42	$39	$87	$83
Deferred costs	(3)	(3)	(7)	(7)
Total employee compensation and benefits net of deferred costs	39	36	80	76
Professional fees	5	6	10	11
Premises and equipment	4	5	9	10
SGI Transaction	—	4	—	4
Other	12	11	25	26
Other operating expenses	60	62	124	127
Amortization of DAC	4	4	10	9
Total other operating expenses and amortization of DAC	$64	$66	$134	$136

Provision for Income Tax

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19% unless taxed as a U.S. controlled foreign corporation, and no taxes for the Company’s Bermuda subsidiaries, which consist of Assured Guaranty Re Ltd. (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO), and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. See Item 1, Financial Statements, Note 10, Income Taxes.

Provision for Income Taxes and Effective Tax Rates

	Second Quarter		Six Months
	2019	2018	2019	2018
	(dollars in millions)
Total provision (benefit) for income taxes	$40	$12	$44	$32
Effective tax rate	21.9%	13.2%	18.4%	10.4%

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

Reconciliation of Net Income (Loss)
to Non-GAAP Operating Income

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$142	$75	$196	$272
Less pre-tax adjustments:
Realized gains (losses) on investments	8	(2)	(4)	(7)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(12)	44	(40)	74
Fair value gains (losses) on CCS (1)	19	(1)	10	(2)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves (1)	(12)	(34)	(3)	(12)
Total pre-tax adjustments	3	7	(37)	53
Less tax effect on pre-tax adjustments	(2)	(6)	6	(10)
Non-GAAP operating income	$141	$74	$227	$229

Gain (loss) related to FG VIE consolidation (net of tax provision (benefit) of $1, $(1), $1 and $0 included in non-GAAP operating income	$6	$(4)	$6	$1
____________________

(1)	Included in other income (loss) in the condensed consolidated statements of operations.

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of June 30, 2019		As of December 31, 2018
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,722	$67.35	$6,555	$63.23
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(85)	(0.85)	(45)	(0.44)
Fair value gains (losses) on CCS	84	0.84	74	0.72
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	478	4.79	247	2.39
Less taxes	(90)	(0.91)	(63)	(0.61)
Non-GAAP operating shareholders’ equity	6,335	63.48	6,342	61.17
Pre-tax adjustments:
Less: Deferred acquisition costs	106	1.06	105	1.01
Plus: Net present value of estimated net future revenue	196	1.97	204	1.96
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,932	29.37	3,005	28.98
Plus taxes	(508)	(5.09)	(524)	(5.04)
Non-GAAP adjusted book value	$8,849	$88.67	$8,922	$86.06

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax provision of $3 and $1)	$12	$0.12	3	0.03

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $1 and $4)	$(2)	$(0.02)	(15)	(0.15)

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

Reconciliation of GWP to PVP

	Second Quarter 2019					Second Quarter 2018
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$43	$12	$(4)	$—	$51	$170	$55	$158	$10	$393
Less: Installment GWP and other GAAP adjustments (1)	(1)	12	(4)	—	7	20	32	5	1	58
Upfront GWP	44	—	—	—	44	150	23	153	9	335
Plus: Installment premium PVP (2)	—	7	3	—	10	84	30	5	—	119
PVP	$44	$7	$3	$—	$54	$234	$53	$158	$9	$454

	Six Months 2019					Six Months 2018
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$73	$14	$2	$1	$90	$203	$94	$159	$10	$466
Less: Installment GWP and other GAAP adjustments (1)	(3)	14	1	—	12	18	55	6	1	80
Upfront GWP	76	—	1	1	78	185	39	153	9	386
Plus: Installment premium PVP (2)	—	11	7	—	18	84	40	5	—	129
PVP	$76	$11	$8	$1	$96	$269	$79	$158	$9	$515
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

(2)	Includes PVP of credit derivatives assumed in the SGI Transaction in Second Quarter 2018.

Insured Portfolio

Financial Guaranty Exposure

The following table presents the insured financial guaranty portfolio by sector net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and scheduled principal and interest payments (debt service) outstanding. These amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of June 30, 2019 and December 31, 2018, the Company excluded $1.5 billion and $1.9 billion of net par attributable to loss mitigation strategies. See Item 1, Financial Statements, Note 3, Outstanding Exposure, for additional information.

Financial Guaranty
Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2019		As of December 31, 2018
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$76,793	A-	$78,800	A-
Tax backed	39,045	A-	40,616	A-
Municipal utilities	27,319	A-	28,462	A-
Transportation	14,890	A-	15,197	A-
Healthcare	6,658	A-	6,750	A-
Higher education	6,230	A-	6,643	A-
Infrastructure finance	5,440	A-	5,489	A-
Housing revenue	1,392	BBB+	1,435	BBB+
Investor-owned utilities	813	A-	1,001	A-
Other public finance—U.S.	1,957	A-	2,169	A-
Total public finance—U.S.	180,537	A-	186,562	A-
Non-U.S.:
Regulated utilities	18,433	BBB+	18,325	BBB+
Infrastructure finance	17,587	BBB	17,216	BBB
Pooled infrastructure	1,362	AAA	1,373	AAA
Other public finance	7,106	A	7,189	A
Total public finance—non-U.S.	44,488	BBB+	44,103	BBB+
Total public finance	225,025	A-	230,665	A-
Structured finance:
U.S.:
RMBS	3,835	BBB-	4,270	BBB-
Life insurance transactions	1,478	AA-	1,435	A+
Pooled corporate obligations	1,477	AA-	1,215	AA-
Consumer receivables	1,140	A-	1,255	A-
Financial products	1,002	AA-	1,094	AA-
Other structured finance—U.S.	617	BBB+	675	A-
Total structured finance—U.S.	9,549	A-	9,944	A-
Non-U.S.:
RMBS	438	A	576	A-
Pooled corporate obligations	55	BB+	126	A
Other structured finance	300	A	491	A
Total structured finance—non-U.S.	793	A	1,193	A
Total structured finance	10,342	A-	11,137	A-
Total net par outstanding	$235,367	A-	$241,802	A-

The following table sets forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating

	As of June 30, 2019		As of December 31, 2018
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,454	1.9%	$4,618	1.9%
AA	26,825	11.4	27,021	11.2
A	114,485	48.6	119,415	49.4
BBB	80,740	34.3	80,588	33.3
BIG	8,863	3.8	10,160	4.2
Total net par outstanding	$235,367	100.0%	$241,802	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.5 billion net par as of June 30, 2019, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

The Company groups its Puerto Rico exposure into three categories:

•	Constitutionally Guaranteed.

•	Public Corporations – Certain Revenues Potentially Subject to Clawback.

•	Other Public Corporations.

Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico (1)
As of June 30, 2019

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (2)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (3) (4)	$647	$301	$393	$(1)	$1,340	$1,383
Puerto Rico Public Buildings Authority (PBA)	9	142	—	(9)	142	148
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (4)	233	495	195	(79)	844	874
PRHTA (Highway revenue) (4)	351	84	40	—	475	536
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
PREPA (4)	544	72	232	—	848	866
PRASA	—	284	89	—	373	373
MFA	189	40	74	—	303	349
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$1,973	$1,586	$1,024	$(89)	$4,494	$4,698
 ___________________

(1)	While the Company no longer has any insured exposure to COFINA, it does have $152 million initial par of COFINA Exchange Senior Bonds in its investment portfolio.

(2)
Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.

(3)	Includes exposure to capital appreciation bonds with a current aggregate net par outstanding of $2.5 million and a fully accreted net par at maturity of $2.5 million.

(4)
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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of June 30, 2019

	Scheduled Net Par Amortization
	2019 (3Q)	2019 (4Q)	2020	2021	2022	2023	2024 - 2028	2029 - 2033	2034 - 2038	2039 - 2043	2044 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$87	$—	$141	$15	$37	$14	$298	$341	$407	$—	$—	$1,340
PBA	3	—	5	13	—	7	58	36	20	—	—	142
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	32	—	25	18	28	33	120	127	296	165	—	844
PRHTA (Highway revenue)	21	—	22	35	6	32	77	145	137	—	—	475
PRCCDA	—	—	—	—	—	—	19	50	83	—	—	152
PRIFA	—	—	—	—	—	2	—	—	3	11	—	16
Other Public Corporations
PREPA	26	—	48	28	28	95	440	174	9	—	—	848
PRASA	—	—	—	—	—	—	110	—	2	—	261	373
MFA	55	—	45	40	40	22	91	10	—	—	—	303
U of PR	—	—	—	—	—	—	—	1	—	—	—	1
Total	$224	$—	$286	$149	$139	$205	$1,213	$884	$957	$176	$261	$4,494

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of June 30, 2019

	Scheduled Net Debt Service Amortization
	2019 (3Q)	2019 (4Q)	2020	2021	2022	2023	2024 - 2028	2029 - 2033	2034 - 2038	2039 - 2043	2044 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$122	$—	$206	$74	$94	$70	$539	$512	$457	$—	$—	$2,074
PBA	7	—	12	20	6	13	84	50	23	—	—	215
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	54	—	67	59	68	72	294	262	375	180	—	1,431
PRHTA (Highway revenue)	34	—	46	58	27	52	159	208	152	—	—	736
PRCCDA	3	—	7	7	7	7	53	79	91	—	—	254
PRIFA	—	—	1	1	1	3	4	3	7	12	—	32
Other Public Corporations
PREPA	43	3	87	63	62	128	541	198	9	—	—	1,134
PRASA	10	—	19	19	19	19	198	68	70	67	300	789
MFA	62	—	58	50	48	28	106	11	—	—	—	363
U of PR	—	—	—	—	—	—	—	1	—	—	—	1
Total	$335	$3	$503	$351	$332	$392	$1,978	$1,392	$1,184	$259	$300	$7,029

Financial Guaranty Exposure to U.S. RMBS

The table below provides information on certain risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of June 30, 2019, U.S. RMBS net par outstanding was $3.8 billion, of which $1.7 billion was rated BIG. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 19% of total BIG net par outstanding. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2019

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$25	$21	$2	$628	$57	$733
2005	56	231	26	229	150	692
2006	42	46	12	317	241	658
2007	—	358	34	1,004	311	1,707
2008	—	—	—	45	—	45
Total exposures	$123	$656	$74	$2,223	$759	$3,835

Non-Financial Guaranty Exposure

The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are rated investment grade internally.

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of June 30, 2019	As of December 31, 2018	As of June 30, 2019	As of December 31, 2018
	(in millions)
Life insurance transactions (1)	$908	$880	$784	$763
Aircraft residual value insurance policies	360	340	239	218
____________________

(1)	The life insurance transactions net exposure is expected to increase to approximately $949 million prior to September 30, 2036.

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

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to fund acquisitions of new businesses, to make capital investments in their operating subsidiaries, purchase the Company's outstanding debt, or in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “—Distributions From Subsidiaries” below for a discussion of the dividend restrictions of its insurance company subsidiaries.

The following table presents significant holding company cash flow activity (other than investment income, expenses and taxes) related to distributions from subsidiaries and outflows for debt service and dividends, dividends to AGL shareholders and other capital management activities.

AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	AGL	AGUS	AGMH
	(in millions)
Second Quarter 2019
Intercompany sources	$132	$143	$4
Intercompany (uses)	—	(87)	(19)
External sources (uses):
Dividends paid to AGL shareholders	(19)	—	—
Repurchases of common shares (1)	(110)	—	—
Interest paid (2)	—	(21)	(16)
Purchase of AGMH's debt by AGUS	—	—	—

Second Quarter 2018
Intercompany sources	$184	$25	$—
Intercompany (uses)	—	(144)	(1)
External sources (uses):
Dividends paid to AGL shareholders	(19)	—	—
Repurchases of common shares (1)	(150)	—	—
Interest paid (2)	—	(21)	(16)
Purchase of AGMH's debt by AGUS	—	(4)	—

Six Months 2019
Intercompany sources	$232	$232	$78
Intercompany (uses)	—	(147)	(66)
External sources (uses):
Dividends paid to AGL shareholders	(39)	—	—
Repurchases of common shares (1)	(190)	—	—
Interest paid (2)	—	(23)	(23)
Purchase of AGMH's debt by AGUS	—	(3)	—

Six Months 2018
Intercompany sources	$302	$327	$73
Intercompany (uses)	—	(222)	(51)
External sources (uses):
Dividends paid to AGL shareholders	(37)	—	—
Repurchases of common shares (1)	(250)	—	—
Interest paid (2)	—	(35)	(23)
Purchase of AGMH's debt by AGUS	—	(23)	—
____________________

(1)	See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)	See Long-Term Obligations below for interest paid by subsidiary.

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

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2019 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $227 million, of which $109 million is estimated to be available for distribution in the third quarter of 2019.

•
The maximum amount available during 2019 for AGC to distribute as ordinary dividends is approximately $123 million, of which approximately $15 million is available for distribution in the third quarter of 2019.

•
In March 2019, MAC received approval from the New York State Department of Financial Services to dividend to MAC Holdings, which is owned by AGM and AGC, $100 million in 2019, an amount that exceeded the dividend capacity that was available for distribution without regulatory approval. MAC distributed a $100 million dividend to MAC Holdings in Second Quarter 2019. No further dividends are available for MAC to distribute in 2019 without approval from the New York State Department of Financial Services.

•
Based on the applicable law and regulations, in 2019 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $312 million as of June 30, 2019. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2019, AG Re had unencumbered assets of approximately $332 million. On July 30, 2019, AG Re declared a $90 million dividend to be paid during the third quarter of 2019.

•
Based on the applicable law and regulations, in 2019 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $96 million as of June 30, 2019. Such dividend capacity is further limited by the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of June 30, 2019, AGRO had unencumbered assets of approximately $360 million.

Distributions from
Insurance Company Subsidiaries

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Dividends paid by AGC to AGUS	$24	$24	$66	$76
Repurchase of common stock by AGC from AGUS	100	—	100	200
Dividends paid by AGM to AGMH	4	—	78	73
Dividends paid by AG Re to AGL	45	40	85	80
Dividends paid by MAC to MAC Holdings (1)	100	15	105	15
____________________

(1)	MAC Holdings distributed the entire amounts to AGM and AGC, in proportion to their ownership percentages.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During 2018, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. As of June 30, 2019, $50 million remained outstanding.

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

Cash and Investments

As of June 30, 2019, AGL had $27 million in cash and short-term investments. AGUS and AGMH had a total of $247 million in cash and short-term investments. In addition, the Company's U.S. holding companies have $23 million in fixed-maturity securities (excluding AGUS's investment in AGMH's debt) with weighted average duration of 1.4 years.

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

Claims (Paid) Recovered

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Public finance	$(9)	$(22)	$(237)	$(133)
Structured finance:
U.S. RMBS	43	5	52	135
Other structured finance	—	1	1	1
Structured finance	43	6	53	136
Claims (paid) recovered, net of reinsurance (1)	$34	$(16)	$(184)	$3
____________________

(1)
Includes $11 million and $0.7 million recovered for consolidated FG VIEs for Second Quarter 2019 and 2018, respectively, and $12 million recovered and $1 million paid for Six Months 2019 and Six Months 2018, respectively. The amounts in Six Months 2019 are net of the closed lien senior bonds of COFINA validated by the PROMESA Title III Court and cash that were received pursuant to the COFINA Plan of Adjustment. See Item 1, Financial Statements, Note 3, Outstanding Exposure, for additional information.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $740 million as of June 30, 2019. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of June 30, 2019, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $209 million of the CDS net par insured by AGC requires AGC to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of June 30, 2019, AGC had posted $1 million of collateral to satisfy these requirements and the maximum posting requirement was $209 million.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$136	$413	$(197)	$438
Effect of FG VIE consolidation	(2)	4	(1)	6
Net cash flows provided by (used in) operating activities	134	417	(198)	444
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	67	(164)	535	(69)
Effect of FG VIE consolidation	72	24	96	55
Net cash flows provided by (used in) investing activities	139	(140)	631	(14)
Dividends paid	(19)	(19)	(39)	(37)
Repurchases of common stock	(110)	(150)	(190)	(250)
Repurchase of debt	—	(4)	(3)	(23)
Effect of FG VIE consolidation	(70)	(28)	(95)	(61)
Other	(2)	(2)	(16)	(13)
Net cash flows provided by (used in) financing activities (1)	(201)	(203)	(343)	(384)
Effect of exchange rate changes	(1)	(2)	—	(1)
Cash and restricted cash at beginning of period	123	117	104	144
Total cash and restricted cash at the end of the period	$194	$189	$194	$189
____________________

(1)
Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

Excluding net cash flows from consolidated FG VIEs, cash inflows from operating activities decreased in Six Months 2019 compared with Six Months 2018 due primarily to cash received in connection with the SGI Transaction in Second Quarter 2018 (see Part I, Item 1, Financial Statements, Note 11, Reinsurance, for additional information) and higher net claim payments (including the COFINA settlement) in Six Months 2019 and lower premium collections, which were partially offset by lower tax and interest payments.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows was mainly attributable to sales of securities to fund the COFINA claim payment in Six Months 2019.

Financing activities primarily consisted of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities.

From July 1, 2019 through August 7, 2019, the Company repurchased an additional $58 million of common shares. As of August 7, 2019, the Company was authorized to purchase $450 million of its common shares, including a $300 million authorization that was approved by the Board of Directors on August 7, 2019. For more information about the Company's share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2018. See Item 1, Financial Statements, Note 12, Commitments and Contingencies.

Long-Term Debt Obligations

The outstanding principal, and interest paid on long-term debt were as follows:

Principal and Carrying Amounts of Debt

	As of June 30, 2019		As of December 31, 2018
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	497	500	497
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	844	850	844
AGMH(3):
6 7/8% QUIBS (1)	100	70	100	70
6.25% Notes (1)	230	144	230	143
5.6% Notes (1)	100	57	100	57
Junior Subordinated Debentures (2)	300	201	300	198
Total AGMH	730	472	730	468
AGM (3):
Notes Payable	5	5	5	5
Total AGM	5	5	5	5
AGMH's debt purchased by AGUS	(131)	(88)	(128)	(84)
Total	$1,454	$1,233	$1,457	$1,233
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations.

(2)	Guaranteed by AGL on a junior subordinated basis.

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

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
Principal amount repurchased	$—	$27	$3	$47
Loss on extinguishment of debt (1)	—	10	1	17
 ____________________

(1)
Included in other income in the condensed consolidated statements of operations. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Interest Paid on Long-Term Debt

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in millions)
AGUS	$21	$21	$23	$35
AGMH	16	16	23	23
AGM	—	—	—	—
AGMH's debt purchased by AGUS (1)	(4)	(1)	(4)	(1)
Total	$33	$36	$42	$57
 ____________________

(1)	Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2018. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. In Six Months 2019 and Six Months 2018, AGUS purchased $3 million and $47 million, respectively, of par of the debentures, which resulted in a loss on extinguishment of debt on a consolidated basis of $1 million in Six Months 2019 and $17 million in Six Months 2018. The Company may choose to make additional purchases of this or other Company debt in the future.

Committed Capital Securities

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing each of AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company does not consider itself to be the primary beneficiary of the trusts and the trusts are not consolidated in Assured Guaranty's financial statements.

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

The Company’s fixed-maturity securities and short-term investments had a duration of 4.4 years as of June 30, 2019 and 4.9 years as of December 31, 2018. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 7, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2019		As of December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$4,370	$4,683	$4,761	$4,911
U.S. government and agencies	154	165	167	175
Corporate securities	2,212	2,267	2,175	2,136
Mortgage-backed securities (1):
RMBS	914	938	999	982
Commercial mortgage-backed securities (CMBS)	478	495	542	539
Asset-backed securities	746	779	942	1,068
Non-U.S. government securities	263	247	298	278
Total fixed-maturity securities	9,137	9,574	9,884	10,089
Short-term investments	1,159	1,159	729	729
Total fixed-maturity and short-term investments	$10,296	$10,733	$10,613	$10,818
 ____________________

(1)	U.S. government-agency obligations were approximately 45% of mortgage backed securities as of June 30, 2019 and 48% as of December 31, 2018, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of June 30, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of June 30, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$7	$—	$17	$—	$24	$—
U.S. government and agencies	10	—	21	—	31	—
Corporate securities	229	(2)	204	(14)	433	(16)
Mortgage-backed securities:
RMBS	7	—	283	(13)	290	(13)
CMBS	—	—	51	(1)	51	(1)
Asset-backed securities	226	(2)	76	(1)	302	(3)
Non-U.S. government securities	45	(1)	113	(17)	158	(18)
Total	$524	$(5)	$765	$(46)	$1,289	$(51)
Number of securities (1)		112		186		291
Number of securities with OTTI		6		11		17

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of June 30, 2019 and December 31, 2018, 27 and 38 securities, respectively, had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $29 million as of June 30, 2019 and $43 million as of December 31, 2018. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2019 and December 31, 2018 were yield-related and not the result of OTTI.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2019

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$223	$216
Due after one year through five years	1,637	1,665
Due after five years through 10 years	2,101	2,196
Due after 10 years	3,784	4,064
Mortgage-backed securities:
RMBS	914	938
CMBS	478	495
Total	$9,137	$9,574

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2019 and December 31, 2018. Ratings reflect the lower of the Moody’s Investors Service, Inc. and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of June 30, 2019	As of December 31, 2018
AAA	16.0%	15.7%
AA	45.8	48.2
A	21.0	19.8
BBB	6.7	5.0
BIG (1)	8.3	10.8
Not rated (2)	2.2	0.5
Total	100.0%	100.0%
____________________

(1)	Includes primarily loss mitigation and other risk management assets. See Item I, Financial Statements, Note 7, Investments and Cash, for additional information.

(2)	As of June 30, 2019, the not-rated category includes COFINA bonds with a fair value of $152 million.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $279 million and $266 million, as of June 30, 2019 and December 31, 2018, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,653 million and $1,855 million, based on fair value, as of June 30, 2019 and December 31, 2018, respectively.

The Company has collateral posting obligations with respect to one CDS counterparty. See Item I, Financial Statements, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on their evaluation as of June 30, 2019 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, and in Part I, Item 1, Financial Statements, Note 12, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. Material developments to such proceedings during the three months ended June 30, 2019, are described below and in the "Litigation" section of Note 12, Commitments and Contingencies, of the Financial Statements.

On May 2, 2019, the seven-member financial oversight board (Oversight Board), established pursuant to the Puerto Rico Oversight, Management,and Economic Stability Act (PROMESA), which was signed into law by the President of the United States on June 30, 2016, and the Official Committee of Unsecured Creditors of the Commonwealth filed an adversary complaint in the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) against various Commonwealth general obligation bondholders and bond insurers, including AGC and AGM, that had asserted in their proofs of claim that their bonds are secured. The complaint seeks a judgment declaring that defendants do not hold consensual or statutory liens and are unsecured claimholders to the extent they hold allowed claims. The complaint also asserts that even if Commonwealth law granted statutory liens, such liens are avoidable under Section 545 of the Bankruptcy Code. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element.

On May 20, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against the fiscal agent and holders and/or insurers, including AGC and AGM, that have asserted their Puerto Rico Highways and Transportation Authority (PRHTA) bond claims are entitled to secured status in PRHTA’s Title III case. Plaintiffs are seeking to avoid the PRHTA bondholders’ liens and contend that (i) the scope of any lien only applies to revenues that have been both received by PRHTA and deposited in certain accounts held by the fiscal agent and does not include PRHTA’s right to receive such revenues; (ii) any lien on revenues was not perfected because the fiscal agent does not have “control” of all accounts holding such revenues; (iii) any lien on the excise tax revenues is no longer enforceable because any rights PRHTA had to receive such revenues is preempted by PROMESA; and (iv) even if PRHTA held perfected liens on PRHTA’s revenues and the right to receive such revenues, such liens were terminated by Section 552(a) of the Bankruptcy Code as of the petition date. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as set forth below, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the six months ended June 30, 2019.

The Company may not complete the BlueMountain Acquisition within the timeframe it anticipates, or at all, which could have a negative effect on its business or its results of operations.

The closing conditions in the Purchase Agreement may not be satisfied or may take longer to be satisfied than the Company expects. The BlueMountain Acquisition is also subject to other risks and uncertainties, such as the possibility that the sellers could exercise their respective termination rights. Failure to complete the BlueMountain Acquisition would, and any delay in completing the acquisition could, prevent the Company from realizing the benefits that it expects from the BlueMountain Acquisition and any such failure or delay may negatively impact the price of the Company's common shares.

The announcement and, if it occurs, closing of the BlueMountain Acquisition may negatively impact the Company's relationships with its investors, regulators, rating agencies, employees or obligors it insures, or BlueMountain's business or its relationships with its clients and employees.

The BlueMountain Acquisition represents a significant increase in the Company's participation in the asset management business and involves a significant investment by the Company. The Company has engaged in preliminary discussions regarding the BlueMountain Acquisition with its relevant regulators and with the rating agencies, and, on that basis, does not believe that the BlueMountain Acquisition will have a negative impact on its relationship with those regulators or the rating agencies or cause those regulators or rating agencies to take any actions that would impede the Company's continued pursuit of its current businesses. There can be no assurance, however, that the BlueMountain Acquisition will not negatively impact the Company's relationships with its investors, regulators, rating agencies, employees or obligors it insures or its business or results of operations.

BlueMountain's ability to generate new business and to retain current clients is dependent on the performance of its clients' investments as well as its relationship with its clients. There can be no assurance that the BlueMountain Acquisition will not negatively impact BlueMountain's relationship with any investor or potential investor. Any such negative impact could prevent the Company from realizing the benefits it expects from the BlueMountain Acquisition.

The Company and BlueMountain are dependent on the experience and industry knowledge of their respective management personnel and other key employees, including, in the case of BlueMountain, key investment professionals, to execute their business plans. The Company’s success after the completion of the BlueMountain Acquisition will depend in part upon the ability of the Company and BlueMountain to attract, motivate and retain key management personnel and other key employees, including key investment professionals. Uncertainties associated with the BlueMountain Acquisition may result in the departure of management personnel and other key employees, including key investment professionals, at BlueMountain or the Company, and BlueMountain and the Company may have difficulty attracting and motivating management personnel and other key employees, including key investment professionals, to the same extent they did prior to the BlueMountain Acquisition.

BlueMountain, if acquired, may present risks that could have a negative effect on the Company's business, results of operations or financial condition.

While the Company acquired a minority interest in an investment adviser, Wasmer, Schroeder & Company LLC, in 2017, the BlueMountain Acquisition would represent a significant increase in the Company's participation in the asset management business. The expansion of this business line, which the Company believes is in line with its risk profile and benefits from its core competencies, may present new risks that could have a negative effect on the Company's business, results of operations or financial condition. In addition, if the Company does not obtain all of the anticipated approvals and consents from its regulators and BlueMountain's clients, its ability to successfully pursue the asset management business through [BlueMountain] may be negatively impacted.

The BlueMountain Acquisition may also present the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under Part I, "Item 1A. Risk Factors, Risks Related to the Company's Business -- Acquisitions may not result in the benefits anticipated and may subject the Company to non-monetary consequences" and -- Alternative investments may not result in the benefits anticipated".

If the BlueMountain Acquisition is closed, the Company’s business, results of operations and financial condition may subsequently be impacted by some of the risks faced by asset managers. Asset management services are primarily a fee-based business, and BlueMountain's asset management and performance fees are based on the amount of its assets under management (AUM) as well as the performance of those assets. Volatility or declines in the markets in which BlueMountain invests, or poor performance of its investments, may negatively affect its AUM and its asset management and performance fees and may deter future investment in BlueMountain’s funds. BlueMountain’s business is also subject to legal, regulatory, compliance, accounting, valuation and political risks that differ from the those involved in the Company’s current business of providing credit protection products. In addition, the asset management business is an intensely competitive business, creating competitive risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30	664,834	$45.97	664,834	$287,873,272
May 1 - May 31	690,781	$44.31	677,615	$257,873,299
June 1 - June 30	1,176,681	$42.49	1,176,681	$207,873,299
Total	2,532,296	$43.90	2,519,130
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through August 7, 2019, the Company has repurchased a total of 100.3 million common shares for approximately $2,964 million, excluding commissions, at an average price of $29.55 per share. The Board of Directors authorized, on August 7, 2019, an additional $300 million of share repurchases. As of August 7, 2019, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $450 million of its common shares, on a settlement basis.

(2)	Excludes commissions.

ITEM 5.	OTHER INFORMATION

On August 7, 2019, AGUS and AGL entered into the Purchase Agreement pursuant to which AGUS will purchase all of the outstanding interests in BlueMountain and its associated entities for approximately $160 million, subject to certain pre- and post-closing adjustments. Not less than $114.8 million of the purchase price will be payable in cash. The remainder of the purchase price will be payable, at the Company’s election, in cash, in common shares of the Company, in a one-year promissory note or in a combination of the foregoing. In addition, the Company will contribute $60 million of cash to BlueMountain at closing and intends to contribute an additional $30 million in cash within a year from closing. The Company intends to fund the cash portion of the purchase price and the cash contribution to BlueMountain with available cash and, subject to regulatory approval, intercompany borrowings from AGM, AGC, MAC or a combination of them.

Completion of the BlueMountain Acquisition is subject to certain customary closing conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (ii) the receipt of applicable regulatory approvals, (iii) the receipt of consents from certain BlueMountain clients, (iv) the employment agreement with Andrew Feldstein, the current chief executive officer and chief investment officer of BlueMountain, remaining in full force and effect, and (v) other customary closing conditions. There can be no assurance that regulatory approvals and third party consents will be obtained.

The Purchase Agreement contains certain termination rights, including, among others, the right of either party to terminate the Purchase Agreement if the BlueMountain Acquisition does not occur by February 3, 2020. The Purchase Agreement also contains customary representations, covenants and indemnification provisions.

Mr. Feldstein has entered into a five-year employment agreement pursuant to which he will, effective upon the closing date of the BlueMountain Acquisition, serve as the Chief Investment Officer and Head of Asset Management of the Company and continue to serve as chief executive officer and chief investment officer of BlueMountain.

The foregoing summaries of the Purchase Agreement and Mr. Feldstein’s employment agreement do not purport to be complete and are subject to, and qualified in their entireties by, the full text of the Purchase Agreement and Mr. Feldstein’s employment agreement, which are filed as Exhibit 2.1 and Exhibit 10.1, respectively, to this Form 10-Q.

The Purchase Agreement has been attached to provide stockholders with information regarding its terms. It is not intended to provide any other factual information about the Company or BlueMountain. In particular, the assertions embodied in the representations and warranties in the Purchase Agreement were made as of a specified date, in the case of the Company, are modified or qualified by information in a confidential disclosure letter provided by BlueMountain and the sellers to the Company in connection with the signing of the Purchase Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Purchase Agreement are not necessarily characterizations of the actual state of facts about the Company or BlueMountain at the time they were made or otherwise and should only be read in conjunction with the other information that the Company makes publicly available in reports, statements and other documents filed with the SEC.

ITEM 6.	EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Document
2.1
Purchase Agreement, dated as of August 7, 2019, among BlueMountain Capital Management, LLC, BlueMountain GP Holdings, LLC, BlueMountain CLO Management, LLC, Assured Guaranty US Holdings Inc., Assured Guaranty Ltd., Affiliated Managers Group, Inc. and the sellers named therein [1]

10.1	Employment Agreement, dated as of August 7, 2019, among AG US Group Services Inc., BlueMountain Capital Management, LLC and Andrew Feldstein*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The Cover page from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted, in inline XBRL (included in Exhibit 101).

1 The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 8, 2019	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)