Form 10-Q
period 2019-09-30
ASSURED GUARANTY LTD
filed 2019-11-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 5, 2019 was 95,390,972 (includes 56,028 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of September 30, 2019	As of December 31, 2018
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $8,811 and $9,884)	$9,277	$10,089
Short-term investments, at fair value	1,142	729
Other invested assets	57	55
Total investment portfolio	10,476	10,873
Cash	229	104
Premiums receivable, net of commissions payable	844	904
Deferred acquisition costs	107	105
Salvage and subrogation recoverable	725	490
Financial guaranty variable interest entities’ assets, at fair value	469	569
Other assets	517	558
Total assets	$13,367	$13,603
Liabilities and shareholders’ equity
Unearned premium reserve	$3,334	$3,512
Loss and loss adjustment expense reserve	1,007	1,177
Long-term debt	1,234	1,233
Credit derivative liabilities	214	209
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	388	517
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	105	102
Other liabilities	433	298
Total liabilities	6,715	7,048
Commitments and contingencies (see Note 12)
Common stock ($0.01 par value, 500,000,000 shares authorized; 96,495,143 and 103,672,592 shares issued and outstanding)	1	1
Additional paid-in capital	—	86
Retained earnings	6,331	6,374
Accumulated other comprehensive income, net of tax of $77 and $38	319	93
Deferred equity compensation	1	1
Total shareholders’ equity	6,652	6,555
Total liabilities and shareholders’ equity	$13,367	$13,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Net earned premiums	$123	$142	$353	$423
Net investment income	88	99	296	297
Net realized investment gains (losses)	16	(7)	12	(14)
Net change in fair value of credit derivatives	5	21	(25)	103
Fair value gains (losses) on financial guaranty variable interest entities	4	5	42	11
Foreign exchange gain (loss) on remeasurement	(21)	(9)	(24)	(22)
Fair value gains (losses) on equity investments	—	32	—	29
Loss on extinguishment of debt	—	(9)	(1)	(26)
Other income (loss)	(9)	1	14	(13)
Total revenues	206	275	667	788
Expenses
Loss and loss adjustment expenses	30	17	75	43
Amortization of deferred acquisition costs	3	3	13	12
Interest expense	22	23	67	71
Other operating expenses	65	56	189	183
Total expenses	120	99	344	309
Income (loss) before income taxes and equity in net earnings of investees	86	176	323	479
Equity in net earnings of investees	—	(1)	3	—
Income (loss) before income taxes	86	175	326	479
Provision (benefit) for income taxes	17	14	61	46
Net income (loss)	$69	$161	$265	$433

Earnings per share:
Basic	$0.71	$1.48	$2.63	$3.87
Diluted	$0.70	$1.47	$2.61	$3.83

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$69	$161	$265	$433
Change in net unrealized gains (losses) on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $7, $(12), $51 and $(43)	33	(59)	275	(250)
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(2), $(2), $(14) and $(2)	(9)	(9)	(52)	(5)
Change in net unrealized gains (losses) on investments	24	(68)	223	(255)
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse resulting from a change in the instrument-specific credit risk, net of tax	—	(3)	4	(1)
Other, net of tax provision (benefit)	—	(3)	(1)	(6)
Other comprehensive income (loss)	24	(74)	226	(262)
Comprehensive income (loss)	$93	$87	$491	$171

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(dollars in millions, except share data)

For the Three Months Ended September 30, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at June 30, 2019	99,801,012	$1	$—	$6,425	$295	$1	$6,722
Net income	—	—	—	69	—	—	69
Dividends ($0.18 per share)	—	—	—	(18)	—	—	(18)
Share-based compensation and other	94,808	—	5	—	—	—	5
Common stock repurchases	(3,400,677)	—	(5)	(145)	—	—	(150)
Other comprehensive income	—	—	—	—	24	—	24
Balance at September 30, 2019	96,495,143	$1	$—	$6,331	$319	$1	$6,652

For the Three Months Ended September 30, 2018

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at June 30, 2018	109,614,214	$1	$321	$6,159	$152	$1	$6,634
Net income	—	—	—	161	—	—	161
Dividends ($0.16 per share)	—	—	—	(17)	—	—	(17)
Share-based compensation and other	322,536	—	9	—	—	—	9
Common stock repurchases	(3,299,049)	—	(130)	—	—	—	(130)
Other comprehensive loss	—	—	—	—	(74)	—	(74)
Balance at September 30, 2018	106,637,701	$1	$200	$6,303	$78	$1	$6,583

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

(dollars in millions, except share data)

For the Nine Months Ended September 30, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2018	103,672,592	$1	$86	$6,374	$93	$1	$6,555
Net income	—	—	—	265	—	—	265
Dividends ($0.54 per share)	—	—	—	(56)	—	—	(56)
Share-based compensation and other	650,963	—	2	—	—	—	2
Common stock repurchases	(7,828,412)	—	(88)	(252)	—	—	(340)
Other comprehensive income	—	—	—	—	226	—	226
Balance at September 30, 2019	96,495,143	$1	$—	$6,331	$319	$1	$6,652

For the Nine Months Ended September 30, 2018

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839
Net income	—	—	—	433	—	—	433
Dividends ($0.48 per share)	—	—	—	(54)	—	—	(54)
Share-based compensation and other	867,024	—	7	—	—	—	7
Common stock repurchases	(10,250,175)	—	(380)	—	—	—	(380)
Other comprehensive loss	—	—	—	—	(262)	—	(262)
Effect of adoption of ASU 2016-01 (see Note 14)	—	—	—	32	(32)	—	—
Balance at September 30, 2018	106,637,701	$1	$200	$6,303	$78	$1	$6,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in millions)

	Nine Months Ended September 30,
	2019	2018
Net cash flows provided by (used in) operating activities	$(365)	$352
Investing activities
Fixed-maturity securities:
Purchases	(688)	(1,478)
Sales	1,306	908
Maturities and paydowns	664	746
Short-term investments with original maturities of over three months:
Purchases	(216)	(148)
Sales	2	1
Maturities and paydowns	206	136
Net sales (purchases) of short-term investments with original maturities of less than three months	(404)	(80)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	119	90
Net proceeds from sales of financial guaranty variable interest entities’ assets	51	—
Other	30	19
Net cash flows provided by (used in) investing activities	1,070	194
Financing activities
Dividends paid	(56)	(55)
Repurchases of common stock	(340)	(380)
Net paydowns of financial guaranty variable interest entities’ liabilities	(162)	(90)
Paydown of long-term debt	(4)	(73)
Other	(16)	(8)
Net cash flows provided by (used in) financing activities	(578)	(606)
Effect of foreign exchange rate changes	(2)	(2)
Increase (decrease) in cash and restricted cash	125	(62)
Cash and restricted cash at beginning of period (see Note 7)	104	144
Cash and restricted cash at end of period (see Note 7)	$229	$82
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(2)	$(5)
Interest on long-term debt	$51	$66

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2019

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (U.S.) and international public finance (including infrastructure) and structured finance markets and, as of October 1, 2019, asset management services. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia. The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. In addition, as of October 1, 2019, the Company manages assets across collateralized loan obligations (CLOs) and long-duration opportunity funds that build on its corporate credit, asset-backed finance and healthcare experience as well as certain funds now subject to orderly wind-down.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of September 30, 2019 and cover the three-month period ended September 30, 2019 (Third Quarter 2019), the three-month period ended September 30, 2018 (Third Quarter 2018), the nine-month period ended September 30, 2019 (Nine Months 2019) and the nine-month period ended September 30, 2018 (Nine Months 2018). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of cash flow amounts related to short-term investments was changed during the fourth quarter of 2018 to reflect cash flows on a gross, rather than a net, basis. The presentation of equity in net earnings of investees was changed in 2019 to reclassify amounts previously reported in net investment income and other income to a separate line item on the condensed consolidated statements of operations. Certain prior year balances have been reclassified to conform to the current year's presentation.

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

Acquisition of BlueMountain

On October 1, 2019, AGUS completed the acquisition of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain) and its associated entities, for a purchase price of approximately $160 million (BlueMountain Acquisition). As of the date of acquisition, BlueMountain managed $18.3 billion in assets across CLOs and long-duration opportunity funds that build on its corporate credit, asset-backed finance and healthcare experience, as well as certain funds now subject to orderly wind-down. In addition, AGUS contributed $60 million of cash to BlueMountain at closing and intends to contribute an additional $30 million in cash within a year from closing. To fund the BlueMountain Acquisition and the related capital contributions, AGM, AGC and MAC made 10 year, 3.5% interest rate inter-company loans to AGUS totaling $250 million.

The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed and conforming accounting policies but has not yet completed the acquisition date balance sheet. The Company intends to include this information in its Form 10-K for year ended December 31, 2019.

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

Future Application of Accounting Standards

Credit Losses on Financial Instruments

                In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU provides a new current expected credit loss model to account for credit losses on certain financial assets (e.g., reinsurance recoverables, premium receivables, and held-to-maturity debt securities) and off-balance sheet exposures (e.g., loan commitments). That model requires an entity to estimate lifetime credit losses related to certain financial assets, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities, which includes requiring the recognition of an allowance rather than a direct write-down of the investment. The allowance may be reversed in the event that the credit of an issuer improves. In addition, the ASU eliminates the existing guidance for purchased credit impaired assets and introduces a new model for purchased financial assets with credit deterioration, such as the Company's loss mitigation securities, which requires the recognition of an initial allowance for credit losses. Under the new guidance, the amortized cost would be the purchase price plus the allowance at the acquisition date.

                The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For reinsurance recoverables, premiums receivable and debt instruments such as loans and held to maturity securities, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted. The changes to the impairment model for available-for-sale securities and purchased financial assets with credit deterioration are to be applied prospectively. Early adoption of the amendments is permitted; however, the Company does not plan to adopt this ASU until January 1, 2020. The Company does not expect ASU 2016-13 to have a material effect on shareholders' equity at the date of adoption.

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

This ASU does not affect the Company’s financial guaranty insurance contracts, but may affect its accounting for certain non-financial guaranty contracts. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022. The Company does not plan to adopt this ASU early, and does not expect this ASU to have a material effect on its condensed consolidated financial statements.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Investors Service, Inc. (Moody’s)	A.M. Best Company, Inc.
AGM	AA (stable) (11/7/19)	AA+ (stable) (12/21/18)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (11/7/19)	AA (stable) (11/30/18)	(1)	—
MAC	AA (stable) (11/7/19)	AA+ (stable) (7/12/19)	—	—
AG Re	AA (stable) (11/7/19)	—	—	—
AGRO	AA (stable) (11/7/19)	—	—	A+ (stable) (7/12/19)
AGE	AA (stable) (11/7/19)	AA+ (stable) (12/21/18)	A2 (stable) (8/13/19)	—
____________________

(1)	AGC requested that Moody’s withdraw its financial strength ratings of AGC in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable).

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

     Public finance obligations insured by the Company primarily consist of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company also includes within public finance obligations those obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, healthcare facilities and government office buildings. The Company also includes within public finance similar obligations issued by territorial and non-U.S. sovereign and sub-sovereign issuers and governmental authorities.

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

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of September 30, 2019 and December 31, 2018 was $6.4 billion and $6.7 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction are both BIG and/or not rated was $106 million and $111 million as of September 30, 2019 and December 31, 2018, respectively.

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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 4, Expected Loss to be Paid, for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company uses a tax-equivalent yield to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. For purposes of determining the appropriate surveillance category, the Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will in the future pay claims on that transaction that will not be fully reimbursed. The three BIG categories are:

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because it manages such securities as investments and not insurance exposure. As of September 30, 2019 and December 31, 2018, the Company excluded $1.5 billion and $1.9 billion, respectively, of net par attributable to loss mitigation securities.

Financial Guaranty Exposure

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
	(in millions)
Public finance	$343,956	$361,511	$342,801	$358,438
Structured finance	12,324	13,569	11,811	13,148
Total financial guaranty	$356,280	$375,080	$354,612	$371,586

Financial Guaranty Portfolio
by Internal Rating
As of September 30, 2019

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$384	0.2%	$2,429	5.6%	$1,345	14.6%	$179	23.8%	$4,337	1.9%
AA	20,646	11.7	1,707	4.0	3,740	40.5	37	4.9	26,130	11.4
A	97,366	55.2	12,764	29.8	912	9.9	174	23.1	111,216	48.5
BBB	52,359	29.6	25,119	58.6	1,378	14.9	321	42.7	79,177	34.5
BIG	5,760	3.3	863	2.0	1,851	20.1	41	5.5	8,515	3.7
Total net par outstanding	$176,515	100.0%	$42,882	100.0%	$9,226	100.0%	$752	100.0%	$229,375	100.0%

Financial Guaranty Portfolio
by Internal Rating
As of December 31, 2018

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$413	0.2%	$2,399	5.4%	$1,533	15.4%	$273	22.9%	$4,618	1.9%
AA	21,646	11.6	1,711	3.9	3,599	36.2	65	5.4	27,021	11.2
A	105,180	56.4	13,013	29.5	1,016	10.2	206	17.3	119,415	49.4
BBB	52,935	28.4	25,939	58.8	1,164	11.7	550	46.1	80,588	33.3
BIG	6,388	3.4	1,041	2.4	2,632	26.5	99	8.3	10,160	4.2
Total net par outstanding	$186,562	100.0%	$44,103	100.0%	$9,944	100.0%	$1,193	100.0%	$241,802	100.0%

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $983 million of gross par for public finance. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts. In addition, in Third Quarter 2019 the Company entered into a commitment to issue a financial guaranty policy for $500 million in structured finance gross par.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2019

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,604	$398	$3,758	$5,760	$176,515
Non-U.S. public finance	819	—	44	863	42,882
Public finance	2,423	398	3,802	6,623	219,397
Structured finance:
U.S. residential mortgage-backed securities (RMBS)	118	88	1,460	1,666	3,687
Life insurance transactions	—	—	40	40	1,223
Other structured finance	71	65	50	186	5,068
Structured finance	189	153	1,550	1,892	9,978
Total	$2,612	$551	$5,352	$8,515	$229,375

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2018

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,767	$399	$4,222	$6,388	$186,562
Non-U.S. public finance	796	245	—	1,041	44,103
Public finance	2,563	644	4,222	7,429	230,665
Structured finance:
U.S. RMBS	368	214	1,805	2,387	4,270
Life insurance transactions	—	—	85	85	1,184
Other structured finance	127	79	53	259	5,683
Structured finance	495	293	1,943	2,731	11,137
Total	$3,058	$937	$6,165	$10,160	$241,802

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of September 30, 2019

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,543	$69	$2,612	119	6	125
Category 2	547	4	551	26	1	27
Category 3	5,293	59	5,352	134	7	141
Total BIG	$8,383	$132	$8,515	279	14	293

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

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of September 30, 2019, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

On November 30, 2015 and December 8, 2015, the then governor of Puerto Rico issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to "claw back" certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention Center District Authority (PRCCDA). The Puerto Rico exposures insured by the Company subject to clawback are shown in the table “Puerto Rico Net Par Outstanding.”

On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA established a seven-member financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico.

The Company believes that a number of the actions taken by the Commonwealth, the Oversight Board and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. In addition, the Commonwealth, the Oversight Board and others have taken legal action naming the Company as a party. See “Puerto Rico Litigation” below.

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

Constitutionally Guaranteed

General Obligation. As of September 30, 2019, the Company had $1,253 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

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

On June 16, 2019, the Oversight Board announced it had entered into a general obligation Plan Support Agreement (GO PSA) with certain general obligation and Puerto Rico Public Buildings Authority (PBA) bondholders representing only approximately $3 billion of claims. The GO PSA purports to provide a framework to address approximately $35 billion of claims against the Commonwealth. The Company is not a party to that agreement and does not support it.

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

On September 27, 2019, the Oversight Board filed with the Title III court a Plan of Adjustment (POA) to restructure approximately $35 billion of debt (including the general obligation bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The POA incorporates the terms related to the general obligation bonds proposed under the GO PSA. The Company believes the POA, as currently constituted, does not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

PBA. As of September 30, 2019, the Company had $140 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then. On September 27, 2019, the Oversight Board filed a petition under Title III of PROMESA with respect to the PBA to allow the restructuring of the PBA claims through the POA.

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

As noted above, on September 27, 2019, the Oversight Board filed with the Title III court a POA to restructure approximately $35 billion of debt (including the PBA bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The POA incorporates the terms related to the PBA bonds proposed under the GO PSA. The Company believes the POA, as currently constituted, does not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of September 30, 2019, the Company had $811 million insured net par outstanding of PRHTA (transportation revenue) bonds and $454 million insured net par outstanding of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

On June 5, 2019, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period.

PRCCDA. As of September 30, 2019, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of September 30, 2019, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of September 30, 2019, the Company had $822 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA. On June 27, 2019, the Oversight Board certified a revised fiscal plan for PREPA.

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

PRASA. As of September 30, 2019, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the revenues of the water and sewer system. On June 29, 2019, the Oversight Board certified a revised fiscal plan for PRASA. In July 2019, PRASA entered into a restructuring transaction with the federal government and the Oversight Board to restructure its subordinated loans from federal agencies that had been under forbearance for over three years (the PRASA Agreement). The PRASA Agreement extends the maturity of the loans for up to 40 years and provides for low interest rates and no interest accrual for the first ten years on a portion of the loans, but also places the subordinated loans on a parity with the PRASA bonds the Company guarantees.  The Company was not asked to consent to the PRASA Agreement. The PRASA Agreement reduces the amount of annual debt service owed by PRASA for its current debt. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

MFA. As of September 30, 2019, the Company had $248 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

U of PR. As of September 30, 2019, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made in full.

Resolved Commonwealth Credit

Puerto Rico Sales Tax Financing Corporation (COFINA). On February 12, 2019, pursuant to a plan of adjustment approved by the PROMESA Title III Court on February 4, 2019 (COFINA Plan of Adjustment), the Company paid off in full its $273 million net par outstanding of insured COFINA bonds, plus accrued and unpaid interest. Pursuant to the COFINA Plan of Adjustment, the Company received $152 million in initial par of closed lien senior bonds of COFINA validated by the PROMESA Title III Court (COFINA Exchange Senior Bonds), along with cash. The total par recovery (cash and COFINA Exchange Senior Bonds) represented 60% of the Company’s official Title III claim, which related to amounts owed as of the date COFINA entered Title III proceedings. The fair value of the COFINA Exchange Senior Bonds, excluding accrued interest, was $139 million at February 12, 2019, and was recorded as salvage received. During Third Quarter 2019 the Company sold all of its COFINA Exchange Senior Bonds.

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

Currently there are numerous legal actions relating to the default by the Commonwealth and certain of its entities on debt service payments, and related matters, and the Company is a party to a number of them. On July 24, 2019, Judge Laura Taylor Swain of the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) held an omnibus hearing on litigation matters relating to the Commonwealth. At that hearing, she imposed a stay through November 30, 2019, on a series of adversary proceedings and contested matters amongst the stakeholders and imposed mandatory mediation on all parties through that date. On October 28, 2019, Judge Swain extended the stay until December 31, 2019. Among the goals of the mediation is to reach an agreed-upon schedule for addressing the resolution of numerous issues, including, among others: (a) issues related to the validity, secured status and priority regarding bonds issued by the Commonwealth and certain of its entities; (b) the validity and impact of the Clawback Orders and other diversion of collateral securing certain bonds; (c) classification of claims; (d) constitutional issues; and (e) identification of essential services. A number of the legal actions in which the Company is involved are covered by the stay and mandatory mediation order.

On January 7, 2016, AGM, AGC and Ambac Assurance Corporation commenced an action for declaratory judgment and injunctive relief in the Federal District Court for Puerto Rico to invalidate the executive orders issued on November 30, 2015 and December 8, 2015 by the then governor of Puerto Rico directing that the Secretary of the Treasury of the Commonwealth of Puerto Rico and the Puerto Rico Tourism Company claw back certain taxes and revenues pledged to secure the payment of bonds issued by the PRHTA, the PRCCDA and PRIFA. The Commonwealth defendants filed a motion to dismiss the action for lack of subject matter jurisdiction, which the court denied on October 4, 2016. On October 14, 2016, the Commonwealth defendants filed a notice of PROMESA automatic stay. While the PROMESA automatic stay expired on May 1, 2017, on May 17, 2017, the court stayed the action under Title III of PROMESA.

On June 3, 2017, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA bonds under the United States Bankruptcy Code (Bankruptcy Code); (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA bonds under the Bankruptcy Code; and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On January 30, 2018, the court rendered an opinion dismissing the complaint and holding, among other things, that (x) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (y) actions to enforce liens on pledged special revenues remain stayed. A hearing on AGM and AGC’s appeal of the trial court’s decision to the United States Court of Appeals for the First Circuit (First Circuit) was held on November 5, 2018. On March 26, 2019, the First Circuit issued its opinion affirming the trial court’s decision and held that Sections 928(a) and 922(d) of the Bankruptcy Code permit, but do not require, continued payments during the pendency of the Title III proceedings. The First Circuit agreed with the trial court that (i) Section 928(a) of the Bankruptcy Code does not mandate the turnover of special revenues or require continuity of payments to the PRHTA bonds during the pendency of the Title III proceedings, and (ii) Section 922(d) of the Bankruptcy Code is not an exception to the automatic stay that would compel PRHTA, or third parties holding special revenues, to apply special revenues to outstanding obligations. On April 9, 2019, AGM, AGC and other petitioners filed a petition with the First Circuit seeking a rehearing by the full court; the petition was denied by the First Circuit on July 31, 2019. On September 20, 2019, AGC, AGM and other petitioners filed a petition for review by the U.S. Supreme Court of the First Circuit's holding.

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

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order and be incorporated into the same schedule and mediation process. On October 28, 2019, Judge Swain extended the stay until December 31, 2019.

On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void from the beginning the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case in July 2018. On August 3, 2018, a stipulated judgment was entered against AGM and AGC at their request based upon the court's July decision in the other Appointments Clause lawsuit and, on the same date, AGM and AGC appealed the stipulated judgment to the First Circuit. On August 15, 2018, the court consolidated, for purposes of briefing and oral argument, AGM and AGC's appeal with the other Appointments Clause lawsuit. The First Circuit consolidated AGM and AGC's appeal with a third Appointments Clause lawsuit on September 7, 2018 and held a hearing on December 3, 2018. On February 15, 2019, the First Circuit issued its ruling on the appeal and held that members of the Oversight Board were not appointed in compliance with the Appointments Clause of the U.S. Constitution but declined to dismiss the Title III petitions citing the (i) de facto officer doctrine and (ii) negative consequences to the many innocent third parties who relied on the Oversight Board’s actions to date, as well as the further delay which would result from a dismissal of the Title III petitions. The case was remanded back to the Federal District Court for Puerto Rico for the appellants’ requested declaratory relief that the appointment of the board members of the Oversight Board is unconstitutional. The First Circuit delayed the effectiveness of its ruling for 90 days so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. On April 23, 2019, the Oversight Board filed a petition for a review by the U.S. Supreme Court of the First Circuit's holding that its members were not appointed in compliance with the Appointments Clause and on the following day filed a motion in the First Circuit to further stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On May 24, 2019, AGC and AGM filed a petition for a review by the U.S. Supreme Court of the First Circuit’s holding that the de facto officer doctrine allows courts to deny meaningful relief to successful challengers suffering ongoing injury at the hands of unconstitutionally appointed officers. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On October 15, 2019, the U.S. Supreme Court heard oral arguments on the First Circuit's ruling.

On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the leases to public occupants entered into by the PBA are not “true leases” for purposes of Section 365(d)(3) of the Bankruptcy Code and therefore the Commonwealth has no obligation to make payments to the PBA under the leases or Section 365(d)(3) of the Bankruptcy Code, (ii) the PBA is not entitled to a priority administrative expense claim under the leases pursuant to Sections 503(b)(1) and 507(a)(2) of the Bankruptcy Code, and (iii) any such claims filed or asserted against the Commonwealth are disallowed. On January 28, 2019, the PBA filed an answer to the complaint. On March 12, 2019, the Federal District Court for Puerto Rico granted, with certain limitations, AGM’s and AGC’s motion to intervene. On March 21, 2019, AGM and AGC, together with certain other intervenors, filed a motion for judgment on the pleadings. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. On October 28, 2019, Judge Swain extended the stay until December 31, 2019.

On January 14, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an omnibus objection in the Title III Court to claims filed by holders of approximately $6 billion of Commonwealth general obligation bonds issued in 2012 and 2014, asserting among other things that such bonds were issued in violation of the Puerto Rico constitutional debt service limit, such bonds are null and void, and the holders have no equitable remedy against the Commonwealth. Pursuant to procedures established by Judge Swain, on April 10, 2019, AGM filed a notice of participation in these proceedings. As of September 30, 2019, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012. On May 21, 2019, the Official Committee of Unsecured Creditors filed a claim objection to certain Commonwealth general obligation bonds issued in 2011, approximately $215 million of which are insured by the Company as of September 30, 2019, on substantially the same bases as the January 14, 2019 filing, and which the plaintiffs propose to be subject to the proceedings relating to the 2012 and 2014 bonds. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. On October 28, 2019, Judge Swain extended the stay until December 31, 2019.

On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against various Commonwealth general obligation bondholders and bond insurers, including AGC and AGM, that had asserted in their proofs of claim that their bonds are secured. The complaint seeks a judgment declaring that defendants do not hold consensual or statutory liens and are unsecured claimholders to the extent they hold allowed claims. The complaint also asserts that even if Commonwealth law granted statutory liens, such liens are avoidable under Section 545 of the Bankruptcy Code. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. On October 28, 2019, Judge Swain extended the stay until December 31, 2019.

On May 20, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against the fiscal agent and holders and/or insurers, including AGC and AGM, that have asserted their PRHTA bond claims are entitled to secured status in PRHTA’s Title III case. Plaintiffs are seeking to avoid the PRHTA bondholders’ liens and contend that (i) the scope of any lien only applies to revenues that have been both received by PRHTA and deposited in certain accounts held by the fiscal agent and does not include PRHTA’s right to receive such revenues; (ii) any lien on revenues was not perfected because the fiscal agent does not have “control” of all accounts holding such revenues; (iii) any lien on the excise tax revenues is no longer enforceable because any rights PRHTA had to receive such revenues are preempted by PROMESA; and (iv) even if PRHTA held perfected liens on PRHTA’s revenues and the right to receive such revenues, such liens were terminated by Section 552(a) of the Bankruptcy Code as of the petition date. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. On October 28, 2019, Judge Swain extended the stay until December 31, 2019.

On August 23, 2019, AGM and AGC filed in the Federal District Court for Puerto Rico a motion for adequate protection for their property interests in pledged revenues securing PRHTA bonds or, in the alternative, for relief from the automatic stay to permit AGC and AGM to enforce the application of the pledged revenues to the payment of the PRHTA Bonds, including by permitting AGC and AGM to enforce their liens on the pledged revenues. On July 24, 2019, Judge Swain issued an order imposing a stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. On August 28, 2019, Judge Swain granted the request of AGC and AGM that her July 24, 2019 stay and mandatory mediation order be extended to this motion, and that this motion be incorporated into the same schedule and mediation process. On October 28, 2019, Judge Swain extended the stay until December 31, 2019.

On September 30, 2019, certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims (Fuel Line Lenders) filed an amended adversary complaint in the Federal District Court for Puerto Rico against the Oversight Board, PREPA, the Puerto Rico Fiscal Agency and Financial Advisory Authority ("AAFAF"), U.S. Bank National Association, as trustee for PREPA bondholders, and various PREPA bondholders and bond insurers, including AGC and AGM. The complaint seeks, among other things, declarations that the advances made by the Fuel Line Lenders are Current Expenses as defined in the trust agreement pursuant to which the PREPA bonds were issued and there is no valid lien securing the PREPA bonds unless and until the Fuel Line Lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claim to the Fuel Line Lenders’ claims and declaring the PREPA RSA null and void. A hearing on a motion to dismiss is scheduled for January 2020.

On October 30, 2019, the retirement system for PREPA employees (SREAEE) filed an amended adversary complaint in the Federal District Court for Puerto Rico against the Oversight Board, PREPA, AAFAF, the Commonwealth, the Governor, and U.S. Bank National Association, as trustee for  PREPA bondholders. The complaint seeks, among other things, declarations that amounts owed to SREAEE are Current Expenses as defined in the trust agreement pursuant to which the PREPA bonds were issued, that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds and that SREAEE is a third-party beneficiary of certain trust agreement provisions, as well as orders subordinating the PREPA bondholders’ lien and claim to the SREAEE claims. On November 7, 2019, the court granted a motion to intervene by AGC and AGM. A hearing on the defendants’ motion to dismiss is scheduled for January 2020.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
	(in millions)
Exposure to Puerto Rico	$4,458	$4,971	$6,958	$8,035

Puerto Rico
Net Par Outstanding

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,253	$1,340
PBA (1)	140	142
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	811	844
PRHTA (Highways revenue) (1)	454	475
PRCCDA	152	152
PRIFA	16	16
Other Public Corporations
PREPA (1)	822	848
PRASA	373	373
MFA	248	303
COFINA	—	273
U of PR	1	1
Total net exposure to Puerto Rico	$4,270	$4,767
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of September 30, 2019

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2019 (October 1 - December 31)	$—	$3

2020 (January 1 - March 31)	—	106
2020 (April 1 - June 30)	—	3
2020 (July 1 - September 30)	286	392
2020 (October 1 - December 31)	—	3
Subtotal 2020	286	504
2021	149	351
2022	139	332
2023	205	392
2024-2028	1,213	1,977
2029-2033	884	1,392
2034-2038	957	1,184
2039-2043	176	259
2044-2047	261	300
Total	$4,270	$6,694

Exposure to the U.S. Virgin Islands

As of September 30, 2019, the Company had $494 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $220 million BIG. The $274 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $220 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Non-Financial Guaranty Insurance Exposure

The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are rated investment grade internally.

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
	(in millions)
Life insurance transactions (1)	$1,014	$880	$872	$763
Aircraft residual value insurance policies	376	340	243	218
____________________

(1)	The life insurance transactions net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

4.	Expected Loss to be Paid

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio, regardless of the accounting model (insurance, derivative or VIE). The expected loss to be paid is equal to the present value of expected future cash outflows for claim and loss adjustment expenses (LAE) payments, net of inflows for expected salvage and subrogation (e.g., future payments by obligors pursuant to restructuring agreements, settlements or litigation judgments, excess spread on underlying collateral, and other estimated recoveries, including those from restructuring bonds and for breaches of representations and warranties (R&W)), using current risk-free rates.

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

In some instances, the terms of the Company's policy give it the option to pay principal losses that have been recognized in the transaction but which it is not yet required to pay, thereby reducing the amount of guaranteed interest due in the future. The Company has sometimes exercised this option, which uses cash but reduces projected future losses.

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 2.20% with a weighted average of 1.79% as of September 30, 2019 and 0.00% to 3.06% with a weighted average of 2.74% as of December 31, 2018. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 4.0% and 2.7% of the total as of September 30, 2019 and December 31, 2018, respectively.

Net Expected Loss to be Paid
Roll Forward

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Net expected loss to be paid, beginning of period	$960	$1,432	$1,183	$1,303
Net expected loss to be paid on the Syncora Guarantee Inc. (SGI) portfolio as of June 1, 2018 (see Note 11)	—	—	—	131
Economic loss development (benefit) due to:
Accretion of discount	5	10	19	27
Changes in discount rates	1	(9)	(4)	(15)
Changes in timing and assumptions	19	(1)	(29)	(17)
Total economic loss development (benefit)	25	—	(14)	(5)
Net (paid) recovered losses	(267)	(241)	(451)	(238)
Net expected loss to be paid, end of period	$718	$1,191	$718	$1,191

Net Expected Loss to be Paid
Roll Forward by Sector
Third Quarter 2019

	Net Expected Loss to be Paid (Recovered) as of June 30, 2019	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2019
	(in millions)
Public finance:
U.S. public finance	$749	$50	$(279)	$520
Non-U.S. public finance	23	5	—	28
Public finance	772	55	(279)	548
Structured finance:
U.S. RMBS	162	(40)	13	135
Other structured finance	26	10	(1)	35
Structured finance	188	(30)	12	170
Total	$960	$25	$(267)	$718

Net Expected Loss to be Paid
Roll Forward by Sector
Third Quarter 2018

	Net Expected Loss to be Paid (Recovered) as of June 30, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2018
	(in millions)
Public finance:
U.S. public finance	$1,041	$42	$(251)	$832
Non-U.S. public finance	41	(3)	—	38
Public finance	1,082	39	(251)	870
Structured finance:
U.S. RMBS	326	(40)	17	303
Other structured finance	24	1	(7)	18
Structured finance	350	(39)	10	321
Total	$1,432	$—	$(241)	$1,191

Net Expected Loss to be Paid
Roll Forward by Sector
Nine Months 2019

	Net Expected Loss to be Paid (Recovered) as of December 31, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$204	$(516)	$520
Non-U.S. public finance	32	(4)	—	28
Public finance	864	200	(516)	548
Structured finance:
U.S. RMBS	293	(223)	65	135
Other structured finance	26	9	—	35
Structured finance	319	(214)	65	170
Total	$1,183	$(14)	$(451)	$718

Net Expected Loss to be Paid
Roll Forward by Sector
Nine Months 2018

	Net Expected Loss to be Paid (Recovered) as of December 31, 2017	Net Expected Loss to be Paid on SGI Portfolio as of June 1, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2018
	(in millions)
Public finance:
U.S. public finance	$1,157	—	$59	$(384)	$832
Non-U.S. public finance	46	1	(9)	—	38
Public finance	1,203	1	50	(384)	870
Structured finance:
U.S. RMBS	73	130	(52)	152	303
Other structured finance	27	—	(3)	(6)	18
Structured finance	100	130	(55)	146	321
Total	$1,303	$131	$(5)	$(238)	$1,191
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets. The amounts for Nine Months 2019 are net of the COFINA Exchange Senior Bonds and cash that were received pursuant to the COFINA Plan of Adjustment. See Note 3, Outstanding Exposure, for additional information.

The tables above include (1) LAE paid of $7 million and $6 million for Third Quarter 2019 and 2018, respectively, and $23 million and $17 million for Nine Months 2019 and 2018, respectively, and (2) expected LAE to be paid of $34 million as of September 30, 2019 and $31 million as of December 31, 2018.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
	September 30, 2019	December 31, 2018	2019	2018	2019	2018
	(in millions)
Insurance	$662	$1,110	17	1	$5	$(9)
Financial guaranty VIEs (FG VIEs) (See Note 9)	61	75	(2)	(3)	(26)	(7)
Credit derivatives (See Note 8)	(5)	(2)	10	2	7	11
Total	$718	$1,183	$25	$—	$(14)	$(5)

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of September 30, 2019, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 3, Outstanding Exposure.

As of December 31, 2018, the Company had approximately $18 million of net par exposure to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi. The bonds were rated BIG. As part of a settlement with the County, during Third Quarter 2019 the bonds were paid off, reducing the Company's net par exposure to zero, and the Company received new bonds issued by the District, which the Company holds in its investment portfolio.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of September 30, 2019, the Company’s net par subject to the plan consisted of $107 million of pension obligation bonds. As part of the plan of adjustment, the City will repay any claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company projects its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2019, including those mentioned above, to be $520 million, compared with a net expected loss of $832 million as of December 31, 2018. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At September 30, 2019 that credit was $842 million compared with $586 million at December 31, 2018. The Company’s net expected losses incorporate management’s probability weighted estimates of possible scenarios. Each quarter, the Company may revise its scenarios, update assumptions and/or shift probability weightings of its scenarios based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

The economic loss development for U.S. public finance transactions was $50 million during Third Quarter 2019 and $204 million during Nine Months 2019, which was primarily attributable to Puerto Rico exposures. The loss development attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions and weightings it uses in its scenarios based on the public information summarized under "Exposure to Puerto Rico" in Note 3, Outstanding Exposure as well as nonpublic information related to its loss mitigation activities during the periods presented.

Selected Non - U.S. Public Finance Transactions

Expected loss to be paid for non-U.S. public finance transactions was $28 million as of September 30, 2019, compared with $32 million as of December 31, 2018, primarily consisting of: (i) an obligation backed by payments from a region in Italy, and for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction, (ii) transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default, and (iii) an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K., which has been underperforming due to higher costs compared with expectations at underwriting.

The economic loss development for non-U.S. public finance transactions, including those mentioned above was approximately $5 million during Third Quarter 2019 due to the impact of negative European interest rates on an interest rate swap in an Italian transaction. The economic benefit was $4 million during Nine Months 2019, which was mainly attributable to the improved internal outlook of certain Spanish sovereigns and sub-sovereigns, and partially offset by the impact of negative European interest rates on an interest rate swap in an Italian transaction.

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

As of September 30, 2019, the Company had a net R&W payable of $60 million to R&W counterparties, compared with a net R&W receivable of $5 million as of December 31, 2018. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
First lien U.S. RMBS	$(27)	(13)	$(77)	$4
Second lien U.S. RMBS	(13)	(27)	(146)	(56)

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

First Lien Liquidation Rates

	As of September 30, 2019	As of June 30, 2019	As of December 31, 2018
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	30	30	30
Option ARM	35	35	35
Subprime	35	40	40
60 – 89 Days Delinquent
Alt-A and Prime	40	40	40
Option ARM	45	45	45
Subprime	45	45	45
90+ Days Delinquent
Alt-A and Prime	55	50	50
Option ARM	55	55	55
Subprime	50	55	50
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	65	60	60
Option ARM	65	65	65
Subprime	60	60	60
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 3.75 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of September 30, 2019				As of June 30, 2019				As of December 31, 2018
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.5%	-	10.5%	4.1%	0.0%	-	9.5%	4.0%	1.2%	-	11.4%	4.6%
Final CDR	0.0%	-	0.5%	0.2%	0.0%	-	0.5%	0.2%	0.1%	-	0.6%	0.2%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	70%				70%				70%
Option ARM
Plateau CDR	2.0%	-	8.4%	5.6%	2.4%	-	7.9%	5.5%	1.8%	-	8.3%	5.6%
Final CDR	0.1%	-	0.4%	0.3%	0.1%	-	0.4%	0.3%	0.1%	-	0.4%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				60%				60%
2007+	70%				70%				70%
Subprime
Plateau CDR	1.5%	-	20.2%	5.6%	2.5%	-	22.8%	6.0%	1.8%	-	23.2%	6.2%
Final CDR	0.1%	-	1.0%	0.3%	0.1%	-	1.1%	0.3%	0.1%	-	1.2%	0.3%
Initial loss severity:
2005 and prior	80%				80%				80%
2006	75%				75%				75%
2007+	85%				95%				95%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for June 30, 2019 and December 31, 2018.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2019 and December 31, 2018.

Total expected loss to be paid on all first lien U.S. RMBS was $164 million and $243 million as of September 30, 2019 and December 31, 2018, respectively. The $27 million economic benefit in Third Quarter 2019 and $77 million economic benefit in Nine Months 2019 for first lien U.S. RMBS was primarily attributable to higher excess spread on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to London Interbank Offered Rate (LIBOR), which decreased in Third Quarter 2019 and Nine Months 2019. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2019 as it used as of December 31, 2018, increasing and decreasing the periods of stress from those used in the base case. LIBOR may be discontinued, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $49 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $44 million for all first lien U.S. RMBS transactions.

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of September 30, 2019 and December 31, 2018, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions periodically based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company projected future recoveries on these charged off loans of 20% as of September 30, 2019 and 10% as of December 31, 2018, with such recoveries to be received evenly over the next five years. The increase in recovery assumptions is attributable to the higher actual recovery rates observed in certain transactions during the year. Increasing the recovery rate to 30% would result in an economic benefit of $61 million, while decreasing the recovery rate back to 10% would result in an economic loss of $61 million.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of June 30, 2019 and December 31, 2018. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected recovery on all second lien U.S. RMBS was $29 million as of September 30, 2019 and the expected loss to be paid was $50 million as of December 31, 2018. The economic benefit for second lien U.S. RMBS was $13 million in Third Quarter 2019, primarily attributable to improved performance of underlying collateral, and $146 million in Nine Months 2019, primarily attributable to higher projected recoveries for previously charged-off loans and improved performance of underlying collateral.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of September 30, 2019				As of June 30, 2019				As of December 31, 2018
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	4.8%	-	20.7%	9.1%	4.6%	-	23.5%	9.2%	4.6%	-	26.8%	10.1%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	35				30				35
60 – 89 Days Delinquent	45				45				50
90+ Days Delinquent	65				65				70
Bankruptcy	55				55				55
Foreclosure	55				60				65
Real Estate Owned	100				100				100
Loss severity (1)	98%				98%				98%

___________________
(1)    Loss severities on future defaults.

The Company’s base case assumed a six month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company's most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $6 million for HELOC transactions. On the other hand, in the Company's least stressful scenario, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $7 million for HELOC transactions.

Other Structured Finance

The Company projected that its total net expected loss across its troubled other structured finance exposures as of September 30, 2019 was $35 million and is primarily attributable to $87 million in BIG net par of student loan securitizations issued by private issuers that are classified as structured finance. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company also had exposure to troubled life insurance transactions. As of September 30, 2019, the Company's BIG net par in these transactions was $40 million, which was lower than the $85 million as of December 31, 2018 because of the settlement of a transaction.

The economic loss development during Third Quarter 2019 and Nine Months 2019 was $10 million and $9 million, which was primarily attributable to higher expected LAE related to certain exposures.

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

RMBS Transactions

On November 26, 2012, CIFG Assurance North America Inc. (CIFGNA) filed a complaint in the Supreme Court of the State of New York against JP Morgan Securities LLC for material misrepresentation in the inducement of insurance and common law fraud, alleging that JP Morgan Securities LLC fraudulently induced CIFGNA to insure $400 million of securities issued by ACA ABS CDO 2006-2 Ltd. and $325 million of securities issued by Libertas Preferred Funding II, Ltd. On June 26, 2015, the court dismissed with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim and dismissed without prejudice CIFGNA’s common law fraud claim. On September 24, 2015, the court denied CIFGNA’s motion to amend but allowed CIFGNA to re-plead a cause of action for common law fraud. On November 20, 2015, CIFGNA filed a motion for leave to amend its complaint to re-plead common law fraud. On April 29, 2016, CIFGNA filed an appeal to reverse the court’s decision dismissing CIFGNA’s material misrepresentation in the inducement of insurance claim. On November 29, 2016, the Appellate Division of the Supreme Court of the State of New York ruled that the court’s decision dismissing with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim should be modified to grant CIFGNA leave to re-plead such claim. On February 27, 2017, AGC (as successor to CIFGNA) filed an amended complaint which included a claim for material misrepresentation in the inducement of insurance. On July 31, 2019, the parties entered into a confidential settlement and, on August 12, 2019, agreed to dismiss, with prejudice, the action and all claims.

5.	Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid, includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance. See Note 8, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.

Net Earned Premiums

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$81	$95	$253	$275
Accelerations from refundings and terminations	37	40	83	131
Accretion of discount on net premiums receivable	4	6	13	14
Financial guaranty insurance net earned premiums	122	141	349	420
Non-financial guaranty net earned premiums	1	1	4	3
Net earned premiums (1)	$123	$142	$353	$423
 ___________________

(1)	Excludes $2 million and $3 million for Third Quarter 2019 and 2018, respectively, and $16 million and $9 million for Nine Months 2019 and 2018, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Nine Months
	2019	2018
	(in millions)
Beginning of year	$904	$915
Less: Non-financial guaranty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	903	914
Gross written premiums on new business, net of commissions (1)	164	508
Gross premiums received, net of commissions	(198)	(477)
Adjustments:
Changes in the expected term	(10)	(2)
Accretion of discount, net of commissions on assumed business	8	5
Foreign exchange translation and remeasurement (2)	(24)	(23)
Cancellation of assumed reinsurance	—	(10)
Financial guaranty insurance premium receivable (3)	843	915
Non-financial guaranty insurance premium receivable	1	1
September 30,	$844	$916
____________________

(1)
For transactions where one of the Company's financial guaranty contracts is replaced by another of the Company's insurance subsidiary's contracts, gross written premium in this table represents only the incremental amount in excess of the original gross written premiums. Nine Months 2018 included $330 million of gross written premiums assumed from SGI on June 1, 2018, when the Company closed a reinsurance transaction with SGI (SGI Transaction). See Note 11, Reinsurance.

(2)
Includes foreign exchange loss on remeasurement recorded in the condensed consolidated statements of operations of $24 million in Nine Months 2019 and $21 million in Nine Months 2018. The remaining foreign exchange translation in Nine Months 2018 was recorded in other comprehensive income (OCI) prior to the combination of the European subsidiaries.

(3)	Excludes $7 million and $9 million as of September 30, 2019 and September 30, 2018, respectively, related to consolidated FG VIEs.

Approximately 73% and 72% of installment premiums at September 30, 2019 and December 31, 2018, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of September 30, 2019
(in millions)
2019 (October 1 - December 31)	$29
2020	102
2021	77
2022	78
2023	65
2024-2028	275
2029-2033	182
2034-2038	97
After 2038	104
Total (1)	$1,009
 ____________________

(1)	Excludes expected cash collections on consolidated FG VIEs of $9 million.

The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of September 30, 2019
(in millions)
2019 (October 1 - December 31)	$79
2020	301
2021	275
2022	252
2023	231
2024-2028	908
2029-2033	620
2034-2038	356
After 2038	319
Net deferred premium revenue (1)	3,341
Future accretion	165
Total future net earned premiums	$3,506
 ____________________

(1)	Excludes net earned premiums on consolidated FG VIEs of $48 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of September 30, 2019	As of December 31, 2018
	(dollars in millions)
Premiums receivable, net of commission payable	$843	$903
Gross deferred premium revenue	1,237	1,313
Weighted-average risk-free rate used to discount premiums	2.2%	2.3%
Weighted-average period of premiums receivable (in years)	9.1	9.1

Financial Guaranty Insurance Losses

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 2.20% with a weighted average of 1.80% as of September 30, 2019 and 0.00% to 3.06% with a weighted average of 2.74% as of December 31, 2018.

Net Reserve (Salvage)

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Public finance:
U.S. public finance	$326	$612
Non-U.S. public finance	5	14
Public finance	331	626
Structured finance:
U.S. RMBS (1)	(97)	21
Other structured finance	38	30
Structured finance	(59)	51
Subtotal	272	677
Other payable (recoverable)	—	(3)
Total	$272	$674
____________________

(1)	Excludes net reserves of $36 million and $47 million as of September 30, 2019 and December 31, 2018, respectively, related to consolidated FG VIEs.

Components of Net Reserves (Salvage)

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Loss and LAE reserve	$1,007	$1,177
Reinsurance recoverable on unpaid losses (1)	(36)	(34)
Loss and LAE reserve, net	971	1,143
Salvage and subrogation recoverable	(725)	(490)
Salvage and subrogation reinsurance payable (2)	26	24
Other payable (recoverable) (1)	—	(3)
Salvage and subrogation recoverable, net, and other recoverable	(699)	(469)
Net reserves (salvage)	$272	$674
____________________

(1)	Recorded as a component of other assets in the condensed consolidated balance sheets.

(2)	Recorded as a component of other liabilities in the condensed consolidated balance sheets.

The table below provides a reconciliation of net expected loss to be paid to net expected loss to be expensed. Expected loss to be paid differs from expected loss to be expensed due to: (i) the contra-paid which represents the claim payments made and recoveries received that have not yet been recognized in the statement of operations, (ii) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (and therefore recognized in income but not yet received), and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2019
(in millions)
Net expected loss to be paid - financial guaranty insurance	$661
Contra-paid, net	58
Salvage and subrogation recoverable, net, and other recoverable	699
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(970)
Net expected loss to be expensed (present value) (1)	$448
____________________
(1)    Excludes $34 million as of September 30, 2019, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2019
(in millions)
2019 (October 1 - December 31)	$9
2020	37
2021	36
2022	35
2023	31
2024-2028	147
2029-2033	99
2034-2038	45
After 2038	9
Net expected loss to be expensed	448
Future accretion	30
Total expected future loss and LAE	$478

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Public finance:
U.S. public finance	$64	$42	$228	$76
Non-U.S. public finance	1	(3)	(7)	(5)
Public finance	65	39	221	71
Structured finance:
U.S. RMBS (1)	(35)	(21)	(150)	(17)
Other structured finance	—	(1)	4	(11)
Structured finance	(35)	(22)	(146)	(28)
Loss and LAE	$30	$17	$75	$43

____________________

(1)
Excludes a benefit of $3 million and $3 million for Third Quarter 2019 and 2018, respectively, and a benefit of $18 million and a loss of $0 million for Nine Months 2019 and 2018 respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2019

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	119	(6)	26	—	134	(7)	279	—	279
Remaining weighted-average contract period (in years)	8.2	5.4	17.1	—	9.9	8.5	9.9	—	9.9
Outstanding exposure:
Principal	$2,596	$(53)	$547	$—	$5,463	$(170)	$8,383	$—	$8,383
Interest	1,192	(16)	478	—	2,638	(72)	4,220	—	4,220
Total (2)	$3,788	$(69)	$1,025	$—	$8,101	$(242)	$12,603	$—	$12,603
Expected cash outflows (inflows)	$110	$(3)	$124	$—	$3,550	$(118)	$3,663	$(267)	$3,396
Potential recoveries (3)	(567)	21	(51)	—	(2,393)	95	(2,895)	190	(2,705)
Subtotal	(457)	18	73	—	1,157	(23)	768	(77)	691
Discount	69	(4)	(13)	—	(92)	(6)	(46)	16	(30)
Present value of expected cash flows	$(388)	$14	$60	$—	$1,065	$(29)	$722	$(61)	$661
Deferred premium revenue	$147	$(1)	$25	$—	$505	$(5)	$671	$(49)	$622
Reserves (salvage)	$(418)	$15	$41	$—	$694	$(25)	$307	$(36)	$271

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

(2)	Includes amounts related to FG VIEs.

(3)
Represents expected inflows for future payments by obligors pursuant to restructuring agreements, settlement or litigation judgments, excess spread on any underlying collateral and other estimated recoveries. Potential recoveries also include recoveries on certain investment grade credits, related mainly to exposures that were previously BIG and for which claims have been paid in the past.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2019, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There was a transfer of a fixed-maturity security from Level 2 into Level 3 during Nine Months 2019. There were no other transfers into or from Level 3 during the periods presented.

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

As of September 30, 2019, the Company used models to price 133 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,135 million. Most Level 3 securities were priced with the assistance of an independent third party. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Assets

Committed Capital Securities (CCS)

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing each of AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. Fair value losses on CCS recorded in other income were $14 million and $4 million in Third Quarter 2019 and Nine Months 2019, respectively, and fair value losses were $1 million and $3 million in Third Quarter 2018 and Nine Months 2018, respectively.

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

Supplemental Executive Retirement Plan (SERP)

The fair value of the Company's various SERP assets are based on either (i) the observable published daily values of the underlying mutual fund included in the plans (Level 1) or (ii) the net asset value of the funds if a published daily value is not available (Level 2). The net asset value's are based on observable information. Change in fair value of SERP assets is recorded in other operating expenses in the condensed consolidated statement of operations.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2019 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 1.50% to 2.13% at September 30, 2019 and 2.47% to 2.89% at December 31, 2018.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC. For credit spreads on the Company’s name the Company obtains the quoted price of CDS contracts traded on AGC from market data sources published by third parties. The cost to acquire CDS protection referencing AGC affects the amount of spread on CDS transactions that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC increases, the amount of premium the Company retains on a transaction generally decreases. Due to the relatively low volume and characteristics of CDS contracts remaining in AGM's portfolio, changes in AGM's credit spreads do not significantly affect the fair value of these CDS contracts.

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given the current market conditions and the Company’s own credit spreads, approximately 17%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2018. As of September 30, 2019, the corresponding number was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at previously established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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
As of September 30, 2019

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,463	$—	$4,354	$109
U.S. government and agencies	155	—	155	—
Corporate securities	2,339	—	2,293	46
Mortgage-backed securities:
RMBS	877	—	561	316
Commercial mortgage-backed securities (CMBS)	469	—	469	—
Asset-backed securities	775	—	111	664
Non-U.S. government securities	199	—	199	—
Total fixed-maturity securities	9,277	—	8,142	1,135
Short-term investments	1,142	888	254	—
Other invested assets (1)	6	—	—	6
FG VIEs’ assets, at fair value	469	—	—	469
Other assets	148	30	42	76
Total assets carried at fair value	$11,042	$918	$8,438	$1,686
Liabilities:
Credit derivative liabilities	$214	$—	$—	$214
FG VIEs’ liabilities with recourse, at fair value	388	—	—	388
FG VIEs’ liabilities without recourse, at fair value	105	—	—	105
Total liabilities carried at fair value	$707	$—	$—	$707

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2018

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2019 and 2018 and Nine Months 2019 and 2018.

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of June 30, 2019	$105		$48		$325		$674		$526		$87		$(216)		$(446)		$(105)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	3	(1)	1	(1)	5	(1)	7	(1)	6	(2)	(14)	(3)	5	(5)	(2)	(2)	(2)	(2)
Other comprehensive income (loss)	(4)		(3)		1		(3)		—		—		—		1		—
Purchases	6		—		—		1		—		—		—		—		—
Settlements	(1)		—		(15)		(15)		(69)		—		3		64		3
FG VIE consolidation	—		—		—		—		6		—		—		(5)		(1)
Fair value as of September 30, 2019	$109		$46		$316		$664		$469		$73		$(208)		$(388)		$(105)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of September 30, 2019									$6	(2)	$(14)	(3)	$8	(5)	$(2)	(2)	$(1)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of September 30, 2019	$(4)		$(3)		$1		$(2)				$—				$1

Fair Value Level 3 Rollforward
Recurring Basis
Third Quarter 2018

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of June 30, 2018	$92		$63		$311		$897		$627		$61		$(257)		$(571)		$(108)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	2	(1)	3	(1)	14	(1)	(1)	(2)	(1)	(3)	21	(5)	3	(2)	1	(2)
Other comprehensive income (loss)	6		(5)		—		(12)		—		—		—		(3)		—
Purchases	—		—		—		64		—		—		—		—		—
Settlements	—		—		(15)		(10)		(30)		—		(1)		26		3
Fair value as of September 30, 2018	$99		$60		$299		$953		$596		$60		$(237)		$(545)		$(104)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2018	$6		$(5)		$1		$(11)		$2	(2)	$(1)	(3)	$20	(5)	$(1)	(2)	$1	(2)

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$77		$(207)		$(517)		$(102)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	5	(1)	(9)	(1)	16	(1)	51	(1)	70	(2)	(4)	(3)	(25)	(5)	(33)	(2)	(9)	(2)
Other comprehensive income (loss)	1		(1)		21		(97)		—		—		—		6		—
Purchases	6		—		11		19		—		—		—		—		—
Settlements	(2)		—		(41)		(257)		(170)		—		24		156		6
FG VIE consolidation	—		—		—		—		6		—		—		(5)		(1)
FG VIE deconsolidations	—		—		—		—		(6)		—		—		5		1
Transfers into Level 3	—		—		—		1		—		—		—		—		—
Fair value as of September 30, 2019	$109		$46		$316		$664		$469		$73		$(208)		$(388)		$(105)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of September 30, 2019									$78	(2)	$(4)	(3)	$(19)	(5)	$(32)	(2)	$(16)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of September 30, 2019	$1		$(1)		$21		$8				$—				$6

Fair Value Level 3 Rollforward
Recurring Basis
Nine Months 2018

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (6)		Credit Derivative Asset (Liability), net (4)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	3	(1)	(2)	(1)	16	(1)	43	(1)	3	(2)	(3)	(3)	103	(5)	(1)	(2)	3	(2)
Other comprehensive income (loss)	17		(5)		(10)		(3)		—		—		—		(1)		—
Purchases	4		—		9		164		—		—		—		—		—
Issuances	—		—		—		—		—		—		(68)	(7)	—		—
Settlements	(1)		—		(50)		(38)		(90)		(1)		(3)		83		7
FG VIE deconsolidations	—		—		—		—		(17)		—		—		1		16
Fair value as of September 30, 2018	$99		$60		$299		$953		$596		$60		$(237)		$(545)		$(104)
Change in unrealized gains/(losses) related to financial instruments held as of September 30, 2018	$17		$(5)		$(7)		$(1)		$13	(2)	$(3)	(3)	$93	(5)	$(2)	(2)	$2	(2)
 ____________________

(1)	Included in net realized investment gains (losses) and net investment income.

(2)	Included in fair value gains (losses) on FG VIEs.

(3)	Recorded in net investment income and other income.

(4)
Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheet based on net exposure by counterparty.

(5)	Reported in net change in fair value of credit derivatives.

(6)	Includes CCS and other invested assets.

(7)	Relates to SGI Transaction. See Note 11, Reinsurance.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2019

Financial Instrument Description (1)	Fair Value at September 30, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (liabilities) (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$109	Yield	4.5%	-	32.3%	8.4%

Corporate securities	46	Yield	35.8%

RMBS	316	CPR	1.4%	-	16.9%	6.0%
		CDR	1.5%	-	6.9%	4.9%
		Loss severity	40.0%	-	125.0%	85.7%
		Yield	3.5%	-	6.1%	4.2%
Asset-backed securities:
Life insurance transactions	339	Yield	5.5%

CLOs /Trust preferred securities (TruPS)	274	Yield	2.5%	-	5.1%	3.6%

Others	51	Yield	9.9%

FG VIEs’ assets, at fair value	469	CPR	0.7%	-	18.4%	8.8%
		CDR	1.2%	-	25.7%	4.7%
		Loss severity	60.0%	-	100.0%	77.6%
		Yield	3.3%	-	8.3%	5.0%

Other assets	70	Implied Yield	5.8%	-	6.5%	6.2%
		Term (years)	10 years

Credit derivative liabilities, net	(208)	Year 1 loss estimates	0.0%	-	50.0%	1.2%
		Hedge cost (in basis points (bps))	8.0	-	42.0	17.0
		Bank profit (in bps)	38.0	-	191.0	81.0
		Internal floor (in bps)	30.0
		Internal credit rating	AAA	-	CCC	A+

FG VIEs’ liabilities, at fair value	(493)	CPR	0.7%	-	18.4%	8.8%
		CDR	1.2%	-	25.7%	4.7%
		Loss severity	60.0%	-	100.0%	77.6%
		Yield	3.3%	-	8.3%	4.2%
___________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $6 million.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2018

Financial Instrument Description (1)	Fair Value at December 31, 2018 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (liabilities) (2):
Fixed-maturity securities:
Obligations of state and political subdivisions	$99	Yield	4.5%	-	32.7%	12.0%

Corporate securities	56	Yield	29.5%

RMBS	309	CPR	3.4%	-	19.4%	6.2%
		CDR	1.5%	-	6.9%	5.2%
		Loss severity	40.0%	-	125.0%	82.7%
		Yield	5.3%	-	8.1%	6.3%
Asset-backed securities:
Life insurance transactions	620	Yield	6.5%	-	7.1%	6.8%

CLOs/TruPS	274	Yield	3.8%	-	4.7%	4.3%

Others	53	Yield	11.5%

FG VIEs’ assets, at fair value	569	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	7.1%

Other assets	74	Implied Yield	6.6%	-	7.2%	6.9%
		Term (years)	10 years

Credit derivative liabilities, net	(207)	Year 1 loss estimates	0.0%	-	66.0%	2.2%
		Hedge cost (in bps)	5.5	-	82.5	23.3
		Bank profit (in bps)	7.2	-	509.9	77.3
		Internal floor (in bps)	8.8	-	30.0	19.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(619)	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	5.6%

____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of September 30, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$1	$2	$1	$2
Other assets (1)	91	91	130	130
Financial guaranty insurance contracts (2)	(2,731)	(5,200)	(3,240)	(5,932)
Long-term debt	(1,234)	(1,549)	(1,233)	(1,496)
Other liabilities (1)	(45)	(45)	(12)	(12)
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

7.    Investments and Cash

Net Investment Income and Realized Gains (Losses)

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in other assets, was $86 million and $91 million as of September 30, 2019 and December 31, 2018, respectively.

Net Investment Income

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Income from fixed-maturity securities managed by third parties	$66	$75	$207	$224
Income from internally managed securities	24	26	95	80
Gross investment income	90	101	302	304
Investment expenses	(2)	(2)	(6)	(7)
Net investment income	$88	$99	$296	$297

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Gross realized gains on available-for-sale securities	$29	$5	$48	$16
Gross realized losses on available-for-sale securities	(1)	(3)	(4)	(9)
Net realized gains (losses) on other invested assets	—	—	—	(1)
Other-than-temporary impairment (OTTI):
Total OTTI	(12)	(8)	(29)	(23)
Less: portion of OTTI recognized in OCI	—	1	3	(3)
Net OTTI recognized in net income (loss) (1)	(12)	(9)	(32)	(20)
Net realized investment gains (losses)	$16	$(7)	$12	$(14)

____________________

(1)
Net OTTI recognized in net income was mainly attributable to change in foreign exchange rates in Third Quarter 2019 and Third Quarter 2018. OTTI for Nine Months 2019 and Nine Months 2018 was attributable to change in foreign exchange rates and securities purchased for loss mitigation and other risk management purposes.

The proceeds from sales of fixed-maturity securities available-for-sale were $405 million in Third Quarter 2019, $316 million in Third Quarter 2018, $1,306 million in Nine Months 2019 and $908 million in Nine Months 2018.

In Nine Months 2019 and 2018, the Company received $144 million and $4 million in bonds under financial guaranty contract settlement agreements, primarily the COFINA Exchange Senior Bonds. In Third Quarter 2019, the Company exchanged $44 million in COFINA taxable bonds for COFINA non-taxable bonds. During Third Quarter 2019 the Company sold all of its COFINA Exchange Senior Bonds. These transactions were non-cash and are not shown in the investing cash flows in the condensed consolidated statements of cash flows.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an OTTI and for which unrealized loss was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Balance, beginning of period	$191	$170	$185	$162
Additions for credit losses on securities for which an OTTI was previously recognized	—	2	13	10
Reductions for securities sold and other settlements	—	—	(7)	—
Balance, end of period	$191	$172	$191	$172

See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, of the Company's 2018 Annual Report on Form 10-K for a discussion of the accounting policy for evaluating investments for OTTI.

Investment Portfolio

As of September 30, 2019, the majority of the investment portfolio is managed by seven outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The Company's investment guidelines generally permit its outside managers to purchase only a small amount of securities rated lower than BBB- by S&P or Baa3 by Moody’s, and then only those securities rated no lower than B by S&P or B2 by Moody’s and subject to certain other specific requirements. Additionally, the managed portfolio must maintain a minimum average rating of A+ by S&P or A1 by Moody's.

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

Alternative investments include investing in both equity and debt securities as well as investments in investment managers. In February 2017 the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $86 million of the commitment was not funded as of September 30, 2019.

Investment Portfolio
Carrying Value

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Fixed-maturity securities (1):
Externally managed	$8,363	$8,909
Internally managed	914	1,180
Short-term investments	1,142	729
Other invested assets:
Internally managed
Alternative investments	42	39
Other	15	16
Total	$10,476	$10,873
____________________

(1)	8.4% and 10.8% of fixed-maturity securities are rated BIG as of September 30, 2019 and December 31, 2018, respectively.

The Company has a de minimis amount of restricted cash as of September 30, 2019 and December 31, 2018.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of September 30, 2019

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$4,132	$331	$—	$4,463	$42	AA-
U.S. government and agencies	1	144	11	—	155	—	AA+
Corporate securities	24	2,286	80	(27)	2,339	(4)	A
Mortgage-backed securities (4):	0
RMBS	8	846	41	(10)	877	4	A-
CMBS	5	448	21	—	469	—	AAA
Asset-backed securities	7	745	33	(3)	775	10	BBB-
Non-U.S. government securities	2	210	1	(12)	199	—	AA
Total fixed-maturity securities	89	8,811	518	(52)	9,277	52	A+
Short-term investments	11	1,142	—	—	1,142	—	AAA
Total investment portfolio	100%	$9,953	$518	$(52)	$10,419	$52	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2018

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	45%	$4,761	$168	$(18)	$4,911	$40	AA-
U.S. government and agencies	2	167	9	(1)	175	—	AA+
Corporate securities	20	2,175	13	(52)	2,136	(4)	A
Mortgage-backed securities (4):
RMBS	9	999	17	(34)	982	(15)	A-
CMBS	5	542	4	(7)	539	—	AAA
Asset-backed securities	9	942	131	(5)	1,068	97	BB
Non-U.S. government securities	3	298	2	(22)	278	—	AA
Total fixed-maturity securities	93	9,884	344	(139)	10,089	118	A+
Short-term investments	7	729	—	—	729	—	AAA
Total investment portfolio	100%	$10,613	$344	$(139)	$10,818	$118	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI (AOCI).

(3)
Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 44% of mortgage backed securities as of September 30, 2019 and 48% as of December 31, 2018 based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$5	$—	$4	$—	$9	$—
U.S. government and agencies	13	—	4	—	17	—
Corporate securities	349	(8)	170	(19)	519	(27)
Mortgage-backed securities:
RMBS	7	—	193	(10)	200	(10)
CMBS	1	—	4	—	5	—
Asset-backed securities	83	(2)	147	(1)	230	(3)
Non-U.S. government securities	53	(2)	80	(10)	133	(12)
Total	$511	$(12)	$602	$(40)	$1,113	$(52)
Number of securities (1)		133		143		256
Number of securities with OTTI		12		9		21

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42

___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2019 and December 31, 2018, 27 and 38 securities, respectively, had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $24 million as of September 30, 2019 and $43 million as of December 31, 2018. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2019 and December 31, 2018 were yield-related and not the result of OTTI.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2019 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2019

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$274	$275
Due after one year through five years	1,617	1,635
Due after five years through 10 years	2,133	2,242
Due after 10 years	3,493	3,779
Mortgage-backed securities:
RMBS	846	877
CMBS	448	469
Total	$8,811	$9,277

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $278 million and $266 million, as of September 30, 2019 and December 31, 2018, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,596 million and $1,855 million, based on fair value as of September 30, 2019 and December 31, 2018, respectively.

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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.2 years and 11.6 years as of September 30, 2019 and December 31, 2018, respectively.

Credit Derivatives (1)

	As of September 30, 2019		As of December 31, 2018 (2)
	Net Par Outstanding	Net Fair Value	Net Par Outstanding	Net Fair Value
	(in millions)
U.S. public finance	$2,067	$(103)	$1,783	$(65)
Non-U.S. public finance	2,709	(46)	2,807	(51)
U.S. structured finance	1,266	(51)	1,465	(85)
Non-U.S. structured finance	123	(8)	127	(6)
Total	$6,165	$(208)	$6,182	$(207)

____________________
(1)    Expected recoveries were $5 million as of September 30, 2019 and $2 million as of December 31, 2018.

(2)    Prior year presentation has been conformed to the current year's presentation.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2019		As of December 31, 2018
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,662	27.0%	$1,813	29.4%
AA	1,748	28.4	1,690	27.3
A	1,255	20.3	1,171	18.9
BBB	1,368	22.2	1,351	21.9
BIG (1)	132	2.1	157	2.5
Credit derivative net par outstanding	$6,165	100.0%	$6,182	100.0%

____________________

(1)	All BIG credit derivatives are U.S. RMBS transactions.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gain (Loss)

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Realized gains on credit derivatives	$2	$2	$6	$6
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(5)	(1)	(30)	(2)
Realized gains (losses) and other settlements	(3)	1	(24)	4
Net unrealized gains (losses)	8	20	(1)	99
Net change in fair value of credit derivatives	$5	$21	$(25)	$103

     Realized losses and other settlements for Nine Months 2019 were primarily due to a final maturity paydown of a U.S. structured finance transaction, for which there was an offsetting unrealized gain.

During Third Quarter 2019, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of certain of the Company's public finance CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to certain structured finance CDS transactions and changes in discount rates.

During Nine Months 2019, unrealized fair value losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. These unrealized losses were offset by price improvements and the final maturity paydown of a CDS contract.

During Third Quarter 2018, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gains in the U.S. structured finance and U.S. public finance sectors. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased during the period.

During Nine Months 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased during the period.

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

CDS Spread on AGC
Quoted price of CDS contract (in bps)

	As of September 30, 2019	As of June 30, 2019	As of December 31, 2018	As of September 30, 2018	As of June 30, 2018	As of December 31, 2017
Five-year CDS spread	56	56	110	77	105	163
One-year CDS spread	14	13	22	15	22	70

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC
Credit Spreads

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(306)	$(407)
Plus: Effect of AGC credit spread	98	200
Net fair value of credit derivatives	$(208)	$(207)

The fair value of CDS contracts at September 30, 2019, before considering the benefit applicable to AGC’s credit spreads, is a direct result of the relatively wide credit spreads of certain underlying credits generally due to the long tenor of these credits.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $193 million in CDS net par insured by AGC requires AGC to post collateral, subject to a $193 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. There was no collateral posted as of September 30, 2019.

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

Consolidated FG VIEs

As of September 30, 2019 and December 31, 2018, the Company consolidated 28 and 31 FG VIEs, respectively. During Nine Months 2019, two FG VIEs were deconsolidated, two FG VIEs matured and one FG VIE was consolidated. During Nine Months 2018, one FG VIE was deconsolidated. There were no new consolidations for Nine Months 2018.

The change in the ISCR of the FG VIEs’ assets held as of the end of the reporting period that was recorded in the condensed consolidated statements of operations for Third Quarter 2019 and 2018 were gains of $7 million and $1 million, respectively, and $42 million and $4 million for Nine Months 2019 and 2018, respectively. To calculate ISCR, the change in the fair value of the FG VIEs’ assets is allocated between changes that are due to ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield less current expected cash flows discounted at that same original effective yield.

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$279	$350
FG VIEs’ liabilities with recourse	21	48
FG VIEs’ liabilities without recourse	19	28
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	61	71
Unpaid principal for FG VIEs’ liabilities with recourse (1)	409	565
____________________

(1)	FG VIEs’ liabilities with recourse will mature at various dates ranging from 2019 to 2038.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2019		As of December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$289	$314	$299	$326
U.S. RMBS second lien	75	74	115	137
Manufactured housing	—	—	53	54
Total with recourse	364	388	467	517
Without recourse	105	105	102	102
Total	$469	$493	$569	$619

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

Effect of Consolidating FG VIEs

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Net earned premiums	$(2)	$(3)	$(16)	$(9)
Net investment income	(1)	(1)	(3)	(3)
Fair value gains (losses) on FG VIEs (1)	4	5	42	11
Loss and LAE	(3)	(3)	(18)	—
Effect on income before tax	(2)	(2)	5	(1)
Less: Tax provision (benefit)	—	—	1	—
Effect on net income (loss)	$(2)	$(2)	$4	$(1)

Effect on OCI	$1	$(2)	$(1)	$—

Effect on cash flows from operating activities	$1	$1	$—	$7
 ____________________

(1)
See condensed consolidated statements of comprehensive income and Note 14, Shareholders' Equity, for information on changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to changes in the Company's own credit risk.

The consolidation of FG VIEs increased shareholders' equity by $4 million as of September 30, 2019 and $1 million as of December 31, 2018.

The primary driver of the gain during Third Quarter 2019 is due to price appreciation on FG VIEs assets. The primary driver of the gain during Nine Months 2019 was attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets. The primary driver of the gain during Third Quarter 2018 and Nine Months 2018 was improvement in the underlying collateral of the FG VIEs' assets.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $91 million and liabilities of $9 million as of September 30, 2019, and assets of $87 million and liabilities of $21 million as of December 31, 2018, primarily recorded in the investment portfolio and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 18 thousand policies monitored as of September 30, 2019, approximately 15 thousand policies are not within the scope of Accounting Standards Codification 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of September 30, 2019 and December 31, 2018, the Company identified 96 and 110 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 28 and 31 FG VIEs as of September 30, 2019 and December 31, 2018, respectively. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Expected tax provision (benefit)	$17	$31	$64	$80
Tax-exempt interest	(5)	(6)	(15)	(18)
Change in liability for uncertain tax positions	1	(10)	1	(16)
Effect of provision to tax return filing adjustment	(6)	(1)	(6)	(1)
State tax	—	5	1	6
Foreign taxes	6	1	11	4
Taxes on reinsurance	5	1	9	—
Effect of adjustments to the provisional amounts as a result of 2017 Tax Cuts and Jobs Act	—	(4)	—	(4)
Deferred compensation	(1)	(1)	(3)	(2)
Other	—	(2)	(1)	(3)
Total provision (benefit) for income taxes	$17	$14	$61	$46
Effective tax rate	19.2%	8.3%	18.6%	9.7%

The expected tax provision (benefit) is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
U.S.	$101	$128	$326	$374
Bermuda	10	24	26	97
U.K. and other	(25)	23	(26)	8
Total	$86	$175	$326	$479

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
U.S.	$186	$192	$562	$628
Bermuda	37	47	110	135
U.K. and other	(17)	36	(5)	25
Total	$206	$275	$667	$788

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Deferred tax assets (liabilities)	$(24)	$68
Current tax assets (liabilities)	14	22
____________________

(1)	Included in other assets or other liabilities on the condensed consolidated balance sheets.

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

The Company came to the conclusion that it is more likely than not that the remaining deferred tax assets will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with the remaining net deferred tax asset. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

Audits

As of September 30, 2019, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2016 to present and is currently under audit for the 2016 tax year. In December 2016, the IRS issued a Revenue Agent Report for the 2009 - 2012 audit period, which did not identify any material adjustments that were not already accounted for in prior periods. The 2013 and 2014 tax years closed in 2018. Assured Guaranty Overseas US Holdings Inc. has open tax years of 2016 forward but is not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2017 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2016 to the date of acquisition.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.7 million for Nine Months 2019 and $1 million for the full year 2018. As of September 30, 2019 and December 31, 2018, the Company has accrued $1 million and $2 million of interest, respectively.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of both September 30, 2019 and December 31, 2018 that would affect the effective tax rate, if recognized, was $16 million.

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

As of September 30, 2019, if each third party company ceding business to AG Re and/or AGC had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $42 million and $291 million, respectively.

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

Non-Financial Guaranty Business

The Company, through AGRO, assumes non-financial guaranty business from third party insurers (Assumed Non-Financial Guaranty Business). It also cedes and retrocedes some of its non-financial guaranty business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P below A would require AGRO to post, as of September 30, 2019, an estimated $0.3 million of collateral in respect of certain of its Assumed Non-Financial Guaranty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of September 30, 2019, an estimated $11 million of collateral in respect of a different portion of AGRO’s Assumed Non-Financial Guaranty Business. AGRO’s ceded/retroceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded/retroceded business upon certain triggering events, such as reinsurer rating downgrades.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the condensed consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and non-financial guaranty).

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Premiums Written:
Direct	$67	$57	$156	$192
Assumed (1)	2	(7)	3	324
Ceded (2)	(1)	1	12	14
Net	$68	$51	$171	$530
Premiums Earned:
Direct	$113	$127	$317	$400
Assumed	12	19	42	33
Ceded	(2)	(4)	(6)	(10)
Net	$123	$142	$353	$423
Loss and LAE:
Direct	$28	$18	$82	$53
Assumed	2	1	4	(7)
Ceded	—	(2)	(11)	(3)
Net	$30	$17	$75	$43
____________________
(1)    Negative assumed premiums written were due to changes in expected debt service schedules.

(2)	Positive ceded premiums written were due to terminations, commutations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of September 30, 2019	As of December 31, 2018
	(in millions)
Ceded premium payable, net of commissions	$19	$26
Ceded expected loss to be recovered (paid)	14	14
Financial guaranty ceded par outstanding (2)	1,343	2,389
Non-financial guaranty ceded exposure (see Note 3)	275	239
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of September 30, 2019 and December 31, 2018 was approximately $69 million and $80 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $224 million and $236 million is rated BIG as of September 30, 2019 and December 31, 2018, respectively.

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

Additionally, beginning on June 1, 2018, on behalf of SGI, AGC began providing certain administrative services on the assumed portfolio, including surveillance, risk management and claims processing.

Commutations

Commutations of Ceded Reinsurance Contracts

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Increase in net unearned premium reserve	$—	$4	$15	$64
Increase in net par outstanding	—	224	1,069	1,457
Commutation gains (losses)	—	1	1	(16)

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

Upon adoption, the Company recognized lease liabilities of approximately $95 million, recorded in other liabilities, and ROU assets of approximately $69 million, recorded in other assets, and derecognized existing deferred rent and lease incentive liabilities of approximately $26 million, resulting in no cumulative-effect adjustment to retained earnings.

As of September 30, 2019, the ROU assets were $65 million and the lease liabilities were $90 million.

Components of Lease Expense

	Third Quarter 2019	Nine Months 2019
	(in millions)
Lease cost (1)	$3	$7
Cash paid for amounts included in the measurement of lease liabilities	3	7

 ____________________

(1)	Variable and short-term lease costs are de minimis.

As of September 30, 2019, operating leases had a weighted average remaining lease term of 12.0 years and were discounted at a weighted average rate of 3.0%.

Future Minimum Rental Payments

As of September 30, 2019
Year	(in millions)
2019 (remaining three months)	$2
2020	9
2021	8
2022	8
2023	9
Thereafter	72
Total lease payments (1)	108
Less: imputed interest	18
Total operating lease liabilities	$90

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

In addition, in the ordinary course of their respective businesses, certain of AGL's subsidiaries are involved in litigation with third parties to recover losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See "Exposure to Puerto Rico" section of Note 3, Outstanding Exposure, for a description of such actions. See "Recovery Litigation" section of Note 4, Expected Loss to be Paid, for a description of recovery litigation unrelated to Puerto Rico. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

The Company also receives subpoenas duces tecum and interrogatories from regulators from time to time.

Litigation

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. A trial has been scheduled to take place in March 2020.

13.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$69	$161	$265	$433
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	1	—	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$69	$160	$265	$432
Basic shares	98.2	108.0	100.8	111.6
Basic EPS	$0.71	$1.48	$2.63	$3.87

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$69	$160	$265	$432
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$69	$160	$265	$432

Basic shares	98.2	108.0	100.8	111.6
Dilutive securities:
Options and restricted stock awards	0.7	1.3	0.8	1.3
Diluted shares	98.9	109.3	101.6	112.9
Diluted EPS	$0.70	$1.47	$2.61	$3.83
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	—	—	—	0.1

14.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2019

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, June 30, 2019	$301	$51	$(27)	$(38)	$8	295
Other comprehensive income (loss) before reclassifications	57	(21)	(2)	—	—	34
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	29	(12)	—	—	—	17
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Total before tax	29	(12)	(3)	—	—	14
Tax (provision) benefit	(5)	—	1	—	—	(4)
Total amount reclassified from AOCI, net of tax	24	(12)	(2)	—	—	10
Net current period other comprehensive income (loss)	33	(9)	—	—	—	24
Balance, September 30, 2019	$334	$42	$(27)	$(38)	$8	$319

Changes in Accumulated Other Comprehensive Income by Component
Third Quarter 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, June 30, 2018	$83	$124	$(31)	$(32)	$8	$152
Other comprehensive income (loss) before reclassifications	(59)	(16)	(5)	(3)	—	(83)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	(8)	—	—	—	(7)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	1	(8)	(2)	—	—	(9)
Tax (provision) benefit	(1)	1	—	—	—	—
Total amount reclassified from AOCI, net of tax	—	(7)	(2)	—	—	(9)
Net current period other comprehensive income (loss)	(59)	(9)	(3)	(3)	—	(74)
Balance, September 30, 2018	$24	$115	$(34)	$(35)	$8	$78

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2019

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	312	(68)	(6)	(1)	—	237
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	43	(30)	—	—	—	13
Net investment income	2	14	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(13)	—	—	(13)
Total before tax	45	(16)	(13)	—	—	16
Tax (provision) benefit	(8)	—	3	—	—	(5)
Total amount reclassified from AOCI, net of tax	37	(16)	(10)	—	—	11
Net current period other comprehensive income (loss)	275	(52)	4	(1)	—	226
Balance, September 30, 2019	$334	$42	$(27)	$(38)	$8	$319

Changes in Accumulated Other Comprehensive Income by Component
Nine Months 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2017	$273	$120	$—	$(29)	$8	$372
Effect of adoption of ASU 2016-01 (1)	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(245)	(21)	(6)	(6)	—	(278)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	6	(19)	—	—	—	(13)
Fair value gains (losses) on FG VIEs	—	—	(6)	—	—	(6)
Total before tax	6	(19)	(6)	—	—	(19)
Tax (provision) benefit	(1)	3	1	—	—	3
Total amount reclassified from AOCI, net of tax	5	(16)	(5)	—	—	(16)
Net current period other comprehensive income (loss)	(250)	(5)	(1)	(6)	—	(262)
Balance, September 30, 2018	$24	$115	$(34)	$(35)	$8	$78

____________________

(1)
On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, resulting in a cumulative-effect reclassification of a $32 million loss, net of tax, from retained earnings to AOCI.

Share Repurchases

On February 27, 2019, the Board of Directors authorized the repurchase of $300 million of common shares and on August 7, 2019 authorized the repurchase of another $300 million of common shares. As of November 7, 2019, the Company was authorized to purchase $299 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2018 (January 1 - March 31)	2,787,936	$98	$35.20
2018 (April 1 - June 30)	4,163,190	152	36.48
2018 (July 1 - September 30)	3,299,049	130	39.41
2018 (October 1 - December 31)	2,992,932	120	40.09
Total 2018	13,243,107	$500	$37.76
2019 (January 1 - March 31)	1,908,605	79	41.62
2019 (April 1 - June 30)	2,519,130	111	43.89
2019 (July 1 - September 30)	3,400,677	150	44.11
2019 (October 1 - November 7)	1,276,692	59	45.98
Total 2019	9,105,104	$399	$43.79

15.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL. The information for AGL, AGUS and AGMH presents their subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$41	$416	$24	$10,655	$(431)	$10,705
Investment in subsidiaries	6,531	5,898	4,135	204	(16,768)	—
Premiums receivable, net of commissions payable	—	—	—	997	(153)	844
Deferred acquisition costs	—	—	—	142	(35)	107
Intercompany loan receivable	—	—	—	50	(50)	—
FG VIEs’ assets, at fair value	—	—	—	469	—	469
Dividends receivable from affiliate	70	10	—	—	(80)	—
Other	25	84	32	2,723	(1,622)	1,242
Total assets	$6,667	$6,408	$4,191	$15,240	$(19,139)	$13,367
Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$4,228	$(894)	$3,334
Loss and LAE reserve	—	—	—	1,251	(244)	1,007
Long-term debt	—	844	474	4	(88)	1,234
Intercompany loan payable	—	50	—	300	(350)	—
Credit derivative liabilities	—	—	—	249	(35)	214
FG VIEs’ liabilities, at fair value	—	—	—	493	—	493
Dividends payable to affiliate	—	70	10	—	(80)	—
Other	15	75	71	894	(622)	433
Total liabilities	15	1,039	555	7,419	(2,313)	6,715
Total shareholders' equity attributable to Assured Guaranty Ltd.	6,652	5,369	3,636	7,617	(16,622)	6,652
Noncontrolling interest	—	—	—	204	(204)	—
Total shareholders' equity	6,652	5,369	3,636	7,821	(16,826)	6,652
Total liabilities and shareholders' equity	$6,667	$6,408	$4,191	$15,240	$(19,139)	$13,367
 ____________________

(1)	The fair value of the AGMH debt purchased by AGUS, and recorded in the AGUS investment portfolio, was $131 million.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$45	$334	$23	$11,000	$(425)	$10,977
Investment in subsidiaries	6,440	5,835	3,991	226	(16,492)	—
Premiums receivable, net of commissions payable	—	—	—	1,071	(167)	904
Deferred acquisition costs	—	—	—	143	(38)	105
Deferred tax asset, net	—	—	—	162	(94)	68
Intercompany loan receivable	—	—	—	50	(50)	—
FG VIEs’ assets, at fair value	—	—	—	569	—	569
Dividends receivable from affiliate	60	—	—	—	(60)	—
Other	29	66	24	2,437	(1,576)	980
Total assets	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603
Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$4,452	$(940)	$3,512
Loss and LAE reserve	—	—	—	1,467	(290)	1,177
Long-term debt	—	844	468	5	(84)	1,233
Intercompany loan payable	—	50	—	300	(350)	—
Credit derivative liabilities	—	—	—	236	(27)	209
Deferred tax liabilities, net	—	49	50	—	(99)	—
FG VIEs’ liabilities, at fair value	—	—	—	619	—	619
Dividends payable to affiliate	—	60	—	—	(60)	—
Other	19	3	17	763	(504)	298
Total liabilities	19	1,006	535	7,842	(2,354)	7,048
Total shareholders' equity attributable to Assured Guaranty Ltd.	6,555	5,229	3,503	7,590	(16,322)	6,555
Noncontrolling interest	—	—	—	226	(226)	—
Total shareholders' equity	6,555	5,229	3,503	7,816	(16,548)	6,555
Total liabilities and shareholders' equity	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603

 ____________________

(1)	The fair value of the AGMH debt purchased by AGUS, and recorded in the AGUS investment portfolio, was $125 million.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$126	$(3)	$123
Net investment income	—	2	—	91	(5)	88
Net realized investment gains (losses)	—	—	—	16	—	16
Net change in fair value of credit derivatives	—	—	—	5	—	5
Other	3	—	—	20	(49)	(26)
Total revenues	3	2	—	258	(57)	206
Expenses
Loss and LAE	—	—	—	32	(2)	30
Amortization of deferred acquisition costs	—	—	—	4	(1)	3
Interest expense	—	12	13	3	(6)	22
Other operating expenses	10	1	—	103	(49)	65
Total expenses	10	13	13	142	(58)	120
Equity in net earnings of investees	—	—	—	—	—	—
Income (loss) before income taxes and equity in net earnings of subsidiaries	(7)	(11)	(13)	116	1	86
Total (provision) benefit for income taxes	—	3	2	(21)	(1)	(17)
Equity in net earnings of subsidiaries	76	71	52	5	(204)	—
Net income (loss)	$69	$63	$41	$100	$(204)	$69
Less: noncontrolling interest	—	—	—	5	(5)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$69	$63	$41	$95	$(199)	$69

Comprehensive income (loss)	$93	$73	$38	$124	$(235)	$93

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$146	$(4)	$142
Net investment income	—	2	—	101	(4)	99
Net realized investment gains (losses)	—	—	—	(7)	—	(7)
Net change in fair value of credit derivatives	—	—	—	21	—	21
Other	3	—	—	72	(55)	20
Total revenues	3	2	—	333	(63)	275
Expenses
Loss and LAE	—	—	—	18	(1)	17
Amortization of deferred acquisition costs	—	—	—	5	(2)	3
Interest expense	—	13	13	2	(5)	23
Other operating expenses	10	6	(1)	93	(52)	56
Total expenses	10	19	12	118	(60)	99
Equity in net earnings of investees	—	—	—	(1)	—	(1)
Income (loss) before income taxes and equity in net earnings of subsidiaries	(7)	(17)	(12)	214	(3)	175
Total (provision) benefit for income taxes	—	45	3	(58)	(4)	(14)
Equity in net earnings of subsidiaries	168	111	108	7	(394)	—
Net income (loss)	$161	$139	$99	$163	$(401)	$161
Less: noncontrolling interest	—	—	—	7	(7)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$161	$139	$99	$156	$(394)	$161

Comprehensive income (loss)	$87	$76	$61	$92	$(229)	$87

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$361	$(8)	$353
Net investment income	—	8	—	302	(14)	296
Net realized investment gains (losses)	—	—	—	12	—	12
Net change in fair value of credit derivatives	—	—	—	(25)	—	(25)
Other	7	—	—	179	(155)	31
Total revenues	7	8	—	829	(177)	667
Expenses
Loss and LAE	—	—	—	84	(9)	75
Amortization of deferred acquisition costs	—	—	—	16	(3)	13
Interest expense	—	37	40	8	(18)	67
Other operating expenses	30	3	—	308	(152)	189
Total expenses	30	40	40	416	(182)	344
Equity in net earnings of investees	—	—	—	3	—	3
Income (loss) before income taxes and equity in net earnings of subsidiaries	(23)	(32)	(40)	416	5	326
Total (provision) benefit for income taxes	—	7	8	(74)	(2)	(61)
Equity in net earnings of subsidiaries	288	275	215	14	(792)	—
Net income (loss)	$265	$250	$183	$356	$(789)	$265
Less: noncontrolling interest	—	—	—	14	(14)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$265	$250	$183	$342	$(775)	$265

Comprehensive income (loss)	$491	$388	$299	$584	$(1,271)	$491

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$434	$(11)	$423
Net investment income	—	6	—	301	(10)	297
Net realized investment gains (losses)	—	—	—	(14)	—	(14)
Net change in fair value of credit derivatives	—	—	—	103	—	103
Other	9	—	—	137	(167)	(21)
Total revenues	9	6	—	961	(188)	788
Expenses
Loss and LAE	—	—	—	48	(5)	43
Amortization of deferred acquisition costs	—	—	—	16	(4)	12
Interest expense	—	37	40	7	(13)	71
Other operating expenses	30	9	—	293	(149)	183
Total expenses	30	46	40	364	(171)	309
Equity in net earnings of investees	—	—	—	—	—	—
Income (loss) before income taxes and equity in net earnings of subsidiaries	(21)	(40)	(40)	597	(17)	479
Total (provision) benefit for income taxes	—	50	9	(103)	(2)	(46)
Equity in net earnings of subsidiaries	454	336	219	20	(1,029)	—
Net income (loss)	$433	$346	$188	$514	$(1,048)	$433
Less: noncontrolling interest	—	—	—	20	(20)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$433	$346	$188	$494	$(1,028)	$433

Comprehensive income (loss)	$171	$150	$54	$255	$(459)	$171

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$408	$217	$157	$(280)	$(867)	$(365)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(3)	—	(688)	3	(688)
Sales	—	—	—	1,306	—	1,306
Maturities and paydowns	—	4	7	653	—	664
Short-term investments with maturities of over three months:
Purchases	—	—	—	(216)	—	(216)
Sales	—	—	—	2	—	2
Maturities and paydowns	—	12	—	194	—	206
Net sales (purchases) of short-term investments with maturities of less than three months	4	(90)	(3)	(315)	—	(404)
Net proceeds from paydowns on FG VIEs’ assets	—	—	—	119	—	119
Net proceeds from sales of FG VIEs’ assets	—	—	—	51	—	51
Proceeds from stock redemption and return of capital from subsidiaries	—	100	—	10	(110)	—
Other	—	—	—	30	—	30
Net cash flows provided by (used in) investing activities	4	23	4	1,146	(107)	1,070
Cash flows from financing activities
Return of capital	—	—	—	(10)	10	—
Dividends paid	(56)	(237)	(156)	(474)	867	(56)
Repurchases of common stock	(340)	—	—	(100)	100	(340)
Net paydowns of FG VIEs’ liabilities	—	—	—	(162)	—	(162)
Paydown of long-term debt	—	—	—	(1)	(3)	(4)
Other	(16)	—	—	—	—	(16)
Net cash flows provided by (used in) financing activities	(412)	(237)	(156)	(747)	974	(578)
Effect of exchange rate changes	—	—	—	(2)	—	(2)
Increase (decrease) in cash and restricted cash	—	3	5	117	—	125
Cash and restricted cash at beginning of period	—	1	—	103	—	104
Cash and restricted cash at end of period	$—	$4	$5	$220	$—	$229

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$454	$101	$126	$448	$(777)	$352
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(76)	(12)	(1,462)	72	(1,478)
Sales	—	31	8	869	—	908
Maturities and paydowns	—	28	—	718	—	746
Short-term investments with maturities of over three months:
Purchases	—	—	—	(148)	—	(148)
Sales	—	—	—	1	—	1
Maturities and paydowns	—	—	—	136	—	136
Net sales (purchases) of short-term investments with maturities of less than three months	(11)	60	(74)	(55)	—	(80)
Net proceeds from paydowns on FG VIEs’ assets	—	—	—	90	—	90
Proceeds from stock redemption and return of capital from subsidiaries	—	200	—	—	(200)	—
Other	—	(15)	—	34	—	19
Net cash flows provided by (used in) investing activities	(11)	228	(78)	183	(128)	194
Cash flows from financing activities
Dividends paid	(55)	(362)	(50)	(365)	777	(55)
Repurchases of common stock	(380)	—	—	(200)	200	(380)
Net paydowns of FG VIEs’ liabilities	—	—	—	(90)	—	(90)
Paydown of long-term debt	—	—	—	(1)	(72)	(73)
Other	(8)	—	—	—	—	(8)
Net cash flows provided by (used in) financing activities	(443)	(362)	(50)	(656)	905	(606)
Effect of exchange rate changes	—	—	—	(2)	—	(2)
Increase (decrease) in cash and restricted cash	—	(33)	(2)	(27)	—	(62)
Cash and restricted cash at beginning of period	—	33	2	109	—	144
Cash and restricted cash at end of period	$—	$—	$—	$82	$—	$82

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
the impact of Assured Guaranty's acquisition (BlueMountain Acquisition) of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain) and its associated entities on the Company and its relationships with its investors, regulators, rating agencies, employees and the obligors it insures and on the business of BlueMountain and its relationships with its clients and employees;

•	the failure of Assured Guaranty to successfully integrate the business of BlueMountain;

•	the possibility that acquisitions made by Assured Guaranty, including its BlueMountain Acquisition, do not result in the benefits anticipated or subject Assured Guaranty to unanticipated consequences;

•
the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments and investments in BlueMountain-managed funds, collateralized loan obligations (CLOs) and separately managed accounts, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity or to unanticipated consequences;

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

Economic Environment

The positive economic momentum in the U.S. since the beginning of 2016 continued through September 30, 2019. According to the U.S. Bureau of Labor Statistics (BLS), after revisions, job gains averaged 188,000 per month over the three-month period ended September 30, 2019 (Third Quarter 2019). Job growth has averaged 161,000 per month as of September 30, 2019, compared with an average monthly gain of 223,000 in 2018. Additionally, the BLS estimated that, at the end of the quarter, the unemployment rate stood at 3.5%. The Bureau of Economic Analysis (BEA) latest data showed that real gross domestic product (GDP) increased at an annual rate of 2.0% in the second quarter of 2019 and 1.9% in Third Quarter 2019.

At the September 2019 Federal Open Market Committee (FOMC) meeting, the FOMC decided to lower the target range for the federal funds rate to 1.75% - 2.0%. In their press release, the FOMC cited as justification for the rate cut the following: “In light of the implications of global developments for the economic outlook as well as muted inflation pressures, the Committee decided to lower the target range for the federal funds rate to 1.75% to 2.0%. At the October 2019 FOMC meeting, the FOMC lowered the target range for the federal funds rate further to 1.5% to 1.75%, pointing to “overall inflation and inflation for items other than food and energy are running below 2.0% [and] market-based measures of inflation compensation remain low.” In both the September and October 2019 FOMC statements, the FOMC justified the cuts as “support[ing] the Committee’s view that sustained expansion of economic activity, strong labor market conditions, and inflation near the Committee’s symmetric 2.0% objective are the most likely outcomes, but uncertainties about this outlook remain.”

This quarter, municipal interest rates reached new lows and credit spreads tightened further. The average spread between the “AAA” and “A” 20-year MMD GO during the quarter was 35.8 basis points (bps), compared to 50.1 bps for the full year 2018. The “AAA” 30-year MMD benchmark yields reached 1.83% on August 28, 2019, the lowest yield since the benchmark was first published in June 1981.  See Key Business Strategies, Insurance, Growth of Insurance Portfolio section below for the impact of the low interest rate environment and relatively tight U.S. municipal credit spreads on the demand for bond insurance.

The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 3.2% annual gain in August 2019, the latest data available, while the 20-City Composite posted a 2.0% year-over-year gain. The data released for August 2019 shows that the rate of home price increases across the U.S. has continued to slow. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of the residential market assumptions used in determining expected losses for U.S. residential mortgage-backed securities (RMBS).

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions, except per share amounts)
GAAP Highlights
Net income (loss)	$69	$161	$265	$433
Net income (loss) per diluted share	0.70	1.47	2.61	3.83
Weighted average diluted shares	98.9	109.3	101.6	112.9
Gross written premiums (GWP)	69	50	159	516

Non-GAAP Highlights(1)
Non-GAAP operating income(1)	$77	$161	$304	$390
Gain (loss) related to the effect of consolidating financial guaranty variable interest entities (FG VIE consolidation) included in non-GAAP operating income	(2)	(2)	4	(1)
Non-GAAP operating income (1) per diluted share	0.79	1.47	3.00	3.45
Gain (loss) related to FG VIE consolidation included in non-GAAP operating income per diluted share	(0.01)	(0.02)	0.04	(0.01)
Present value of new business production (PVP) (1)	81	52	177	567
Gross par written	4,909	3,001	11,799	19,774

	As of September 30, 2019		As of December 31, 2018
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity	$6,652	$68.94	$6,555	$63.23
Non-GAAP operating shareholders' equity (1)	6,222	64.48	6,342	61.17
Non-GAAP adjusted book value (1)	8,702	90.18	8,922	86.06
Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity	12	0.12	3	0.03
Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value	—	—	(15)	(0.15)
Common shares outstanding (2)	96.5		103.7
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

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses such as: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of financial guaranty variable interest entities (FG VIEs), and committed capital securities (CCS), changes in fair value of credit derivatives related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses. Changes in the Company's and/or collateral credit spreads generally have the most significant effect on the fair value of credit derivatives and FG VIEs’ assets and liabilities.

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

Third Quarter 2019

Net income for Third Quarter 2019 was $69 million, compared with $161 million for the three-month period ended September 30, 2018 (Third Quarter 2018). Third Quarter 2018 net income included a $31 million pretax gain related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in Third Quarter 2018. In addition, Third Quarter 2019 net income was lower than Third Quarter 2018 due to lower net earned premiums, lower fair value gains on credit derivatives, higher loss and loss adjustment expenses (LAE), higher fair value losses on CCS and a higher effective tax rate, as described below.

•
Net earned premiums were $123 million in Third Quarter 2019, compared with $142 million in Third Quarter 2018. The decline in net earned premiums was consistent with the Company's reduced insurance portfolio. Accelerations of net earned premiums due to refundings and terminations were $37 million in Third Quarter 2019, compared with $40 million in Third Quarter 2018.

•
Fair value gains on credit derivatives were $5 million in Third Quarter 2019, primarily due to price improvements on the underlying collateral of certain public finance transactions, partially offset by losses on certain structured finance transactions. Fair value gains on credit derivatives were $21 million in Third Quarter 2018 which were primarily attributable to price improvements on the underlying collateral. Except for credit impairment, the fair value adjustments on credit derivatives in the insured portfolio are non-economic adjustments that reverse to zero over the remaining term of that portfolio.

•
Loss and LAE was $30 million in Third Quarter 2019, compared with $17 million in Third Quarter 2018. In both periods loss and LAE mainly consisted of loss development on Puerto Rico exposures, partially offset by a benefit in U.S. RMBS transactions.

•
Fair value losses on CCS recorded in other income of $14 million in Third Quarter 2019 were primarily due to a tightening in market spreads during the quarter. Fair value losses on CCS were $1 million in Third Quarter 2018.

•
The effective tax rate in Third Quarter 2019 was 19.2% compared with 8.3% in Third Quarter 2018. The effective tax rate fluctuates from period to period based on the proportion of income in different tax jurisdictions.

These decreases were offset in part by realized gains in Third Quarter 2019, as described below.

•
Realized gains on the investment portfolio were $16 million in Third Quarter 2019, primarily attributable to the sale of Puerto Rico Sales Tax Financing Corporation (COFINA) Exchange Senior Bonds, compared with realized losses in Third Quarter 2018 of $7 million, which were mainly attributable to OTTI.

Non-GAAP operating income was $77 million in Third Quarter 2019, compared with $161 million in Third Quarter 2018. Similar to net income results, non-GAAP operating income decreased mainly due to a non-recurring gain in Third Quarter 2018 on its TMC Bonds LLC investment, as well as higher losses, lower net earned premiums and a higher effective tax rate in Third Quarter 2019.

Nine Months 2019

Net income for the nine-month period ended September 30, 2019 (Nine Months 2019) was $265 million, compared with $433 million for the nine-month period ended September 30, 2018 (Nine Months 2018). Net income decreased mainly due to fair value losses on credit derivatives in Nine Months 2019, compared with gains in Nine Months 2018, lower net earned premiums, higher loss and LAE, a $31 million gain in Third Quarter 2018 related to the Company's sale of its minority interest in the parent company of TMC Bonds LLC and a higher effective tax rate, as described below.

•
Fair value losses on credit derivatives were $25 million in Nine Months 2019 and were primarily due to wider implied net spreads driven by the decreased market cost to buy protection in Assured Guaranty Corp.'s (AGC) name during the period. Fair value gains on credit derivatives were $103 million in Nine Months 2018, primarily attributable to the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS.

•
Net earned premiums were $353 million in Nine Months 2019, compared with $423 million in Nine Months 2018; the decline was primarily due to lower accelerations of net earned premiums from refundings and terminations and the Company's reduced insurance portfolio. Accelerations were $83 million in Nine Months 2019, compared with $131 million in Nine Months 2018.

•
Loss and LAE was an expense of $75 million in Nine Months 2019, mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures. Loss and LAE was an expense of $43 million in Nine Months 2018, mainly driven by higher losses on certain Puerto Rico exposures, partially offset by the reduction of loss reserves on the City of Hartford, Connecticut exposure and a benefit on U.S. RMBS exposures.

•
The effective tax rate in Nine Months 2019 was 18.6% compared with 9.7% in Nine Months 2018. The effective tax rate fluctuates from period to period based on the proportion of income in different tax jurisdictions.

These decreases were offset in part by higher fair value gains on FG VIEs in Nine Months 2019, net realized gains in Nine Months 2019 compared with losses in Nine Months 2018 and lower debt extinguishment losses in Nine Months 2019 compared with Nine Months 2018.

•	FG VIEs gains were $42 million in Nine Months 2019, primarily attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets, compared with gains of $11 million in Nine Months 2018.

•
Net realized investment gains were $12 million in Nine Months 2019, primarily attributable to the sale of COFINA Exchange Senior Bonds. Net realized investment losses were $14 million in Nine Months 2018 mainly attributable to OTTI.

•
Loss on extinguishment of debt was $1 million in Nine Months 2019, compared with $26 million in Nine Months 2018. The loss on extinguishment of debt is related to the purchase by Assured Guaranty US Holdings Inc. (AGUS) of a portion of the principal amount outstanding of Junior Subordinated Debentures of Assured Guaranty Municipal Holdings Inc. (AGMH). In Nine Months 2019 and Nine Months 2018, AGUS purchased $3 million and $72 million, respectively, of principal.

Non-GAAP operating income was $304 million in Nine Months 2019, compared with $390 million in Nine Months 2018. Non-GAAP operating income declined mainly due to lower net earned premiums, higher loss expense, a gain in Third Quarter 2018 related to the Company's sale of its minority interest in the parent company of TMC Bonds LLC and a higher effective tax rate, offset in part by higher fair value gains on FG VIEs in Nine Months 2019 and higher commutation and debt extinguishment losses in Nine Months 2018.

Shareholders' equity increased since December 31, 2018 primarily due to unrealized gains on available for sale investment securities and net income, partially offset by share repurchases and dividends. Non-GAAP operating shareholders' equity decreased in Nine Months 2019 as non-GAAP operating income was offset mainly by share repurchases and dividends. Non-GAAP adjusted book value decreased in Nine Months 2019 primarily due to share repurchases and dividends, partially offset by new direct business production.

Shareholders' equity per share, non-GAAP operating shareholders' equity per share and non-GAAP adjusted book value per share all increased in Nine Months 2019, and benefited from the repurchase of an additional 7.8 million shares in Nine Months 2019 under the share repurchase program that began in 2013. See "Accretive Effect of Cumulative Repurchases" table below.

Key Business Strategies

The Company continually evaluates its business strategies. For example, with the BlueMountain Acquisition the Company has increased its focus on asset management and alternative investments. Currently, the Company is pursuing the following key business strategies in three areas:

•	Insurance

•	Asset Management and Alternative Investments

•	Capital Management

Insurance

The Company seeks to grow the insurance business through new business production, acquisitions of legacy monolines and reinsurance transactions, and to continue to mitigate losses in its current insured portfolio.

Growth of the Insured Portfolio

The Company seeks to grow its insurance portfolio through new business production in each of its three markets: U.S. public finance, international infrastructure and global structured finance. The Company believes high-profile defaults by municipal obligors, such as Puerto Rico, Detroit, Michigan and Stockton, California have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance:

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

In certain segments of the global infrastructure and structured finance markets the Company believes its financial guaranty product is competitive with other financing options. For example, certain investors may receive advantageous capital requirement treatment with the addition of the Company’s guaranty. The Company considers its involvement in both international infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond U.S. public finance. Quarterly business activity in the international infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from quarter to quarter.

The Company also considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios. These transactions enable the Company to improve its future earnings and deploy excess capital.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2019	Nine Months 2018	Year Ended December 31, 2018
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$267.5	$239.2	$320.3
Total insured	$15.6	$13.3	$18.9
Insured by Assured Guaranty	$8.8	$7.5	$10.5
Number of issues:
New municipal bonds issued	7,313	6,398	8,555
Total insured	1,227	928	1,246
Insured by Assured Guaranty	616	442	596
Bond insurance market penetration based on:
Par	5.8%	5.6%	5.9%
Number of issues	16.8%	14.5%	14.6%
Single A par sold	21.6%	17.4%	17.8%
Single A transactions sold	55.8%	53.0%	52.8%
$25 million and under par sold	18.4%	17.7%	17.2%
$25 million and under transactions sold	20.3%	17.1%	17.1%
____________________

(1)
Source: The amounts in the table are those reported by Thomson Reuters. The table excludes Corporate-CUSIP healthcare and project finance transactions insured by Assured Guaranty, which the company also considers to be public finance business.

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
GWP
Public Finance—U.S.	$46	$24	$119	$227
Public Finance—non-U.S.	20	17	34	111
Structured Finance—U.S.	2	9	4	168
Structured Finance—non-U.S.	1	—	2	10
Total GWP	$69	$50	$159	$516

PVP (1):
Public Finance—U.S.	$46	$33	$122	$302
Public Finance—non-U.S.	13	12	24	91
Structured Finance—U.S.	19	7	27	165
Structured Finance—non-U.S. (2)	3	—	4	9
Total PVP	$81	$52	$177	$567
Gross Par Written (1):
Public Finance—U.S.	$4,212	$2,338	$9,885	$15,017
Public Finance—non-U.S.	237	189	712	3,721
Structured Finance—U.S.	438	473	1,159	877
Structured Finance—non-U.S. (2)	22	1	43	159
Total gross par written	$4,909	$3,001	$11,799	$19,774
Average rating on new business written	A-	BBB+	A-	A-
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

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

Third Quarter 2019

GWP increased $19 million in Third Quarter 2019, compared with Third Quarter 2018, primarily due to a large U.S. public finance healthcare transaction in Third Quarter 2019. PVP also increased by $29 million in Third Quarter 2019, compared with Third Quarter 2018, primarily due to that large U.S. public finance healthcare transaction as well as a committed insurance reserve financing transaction in the U.S. structured finance sector. In Third Quarter 2019, Assured Guaranty once again guaranteed the majority of the insured U.S. public finance par issued and maintained an average rating on new business of A-, based on par.

In Third Quarter 2019, the Company guaranteed a debt financing for the construction of a university student accommodation in the U.K. This is the sixteenth consecutive quarter, the Company generated non-U.S. GWP and PVP.

Nine Months 2019

In Nine Months 2019, GWP was $159 million compared with $516 million in Nine Months 2018, and PVP was $177 million compared with $567 million. GWP and PVP for Nine Months 2018 included the assumption of substantially all of the insured portfolio of Syncora Guarantee Inc. (SGI) (SGI Transaction) which was the primary driver of the variance in GWP, PVP and gross par written between Nine Months 2019 and Nine Months 2018. The components of new business production generated by the SGI Transaction in the second quarter of 2018 are presented below.

Assumed SGI Insured Portfolio (1)

	GWP	PVP
	Financial Guaranty	Financial Guaranty	Credit Derivatives	Total	Gross Par Written
	(in millions)
Public Finance—U.S.	$123	$118	$67	$185	$7,559
Public Finance—non-U.S.	50	38	12	50	3,345
Structured Finance—U.S.	157	156	—	156	349
Structured Finance—non-U.S.	—	—	—	—	19
Total	$330	$312	$79	$391	$11,272
____________________

(1)
On a GAAP basis, in the second quarter of 2018, the SGI Transaction included transactions with $131 million in expected losses (discounted at a risk-free rate). On a non-GAAP basis, SGI Transaction included transactions with expected losses of $83 million (discounted at 6%, consistent with the PVP discount rate).

Loss Mitigation

In an effort to avoid, reduce or recover losses and potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico Electric Power Authority (PREPA) restructuring support agreement and the COFINA plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure and Insured Portfolio section below.

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

Asset Management and Alternative Investments

The Company believes that the asset management business complements its financial guaranty business, is consistent with its risk profile and benefits from its core competencies. The Company seeks to increase its assets under management (AUM) and may purchase both controlling and non-controlling interests in investment managers as well as investment management contracts. The Company also aims to maximize returns for its investors and shareholders, acting as a trusted fiduciary to clients.

On October 1, 2019, AGUS completed the acquisition of all of the outstanding equity interests in BlueMountain and its associated entities, for a purchase price of approximately $160 million. As of the date of acquisition, BlueMountain managed $18.3 billion in assets across CLOs and long-duration opportunity funds that build on its corporate credit, asset-backed finance and healthcare experience, as well as certain funds now subject to orderly wind-down. In addition, AGUS contributed $60 million of cash to BlueMountain at closing and intends to contribute an additional $30 million in cash within a year from closing.

Consistent with its investment strengths, BlueMountain plans to continue to grow its structured finance strategies. Potential strategies may include CLO equity tranches, as well as asset-backed securities focused on private debt investments in specialty finance companies and assets. As of the date of acquisition, BlueMountain managed $15.4 billion in assets in CLOs and long-duration opportunity funds that leverage its extensive experience in corporate credit, asset-backed finance, and healthcare. BlueMountain is the 18th largest global manager of CLOs by AUM, as reported by Creditflux for the second quarter of 2019.

The BlueMountain Acquisition represents a significant increase in the Company's participation in the asset management business. The Company had acquired in September 2017 a minority interest in Wasmer, Schroeder & Company LLC, an independent investment advisory firm specializing in separately managed accounts. Prior to that, in February 2017, the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers; as of September 30, 2019, $86 million of the commitment was not funded.

The Company intends to use investment knowledge and experience acquired in the BlueMountain Acquisition to expand the categories and types of investments included in its investment portfolio by both (a) investing $500 million in BlueMountain-managed funds, CLOs and separately-managed accounts and (b) expanding the categories and types of its alternative investments not managed by BlueMountain. Certain of these investments may complement its other businesses; for example, in September 2018 the Company acquired a minority interest in the holding company of Rubicon Infrastructure Advisors, a full-service investment firm based in Dublin that provides investment banking services in the global infrastructure sector.

The Company continues to investigate additional opportunities in the asset management business and in other businesses in line with its risk profile and that would benefit from its core competencies, but there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms, or whether the Company will realize the benefits it expects from the BlueMountain Acquisition, or the benefits of any of its past or future alternative investments.

Capital Management

The Company employs several strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through November 7, 2019, the Company has repurchased 103.7 million common shares for approximately $3,115 million, representing 53% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 7, 2019, the Board of Directors authorized an additional $300 million of share repurchases. As of November 7, 2019, the Company had remaining authorization to purchase $299 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2018	$2,716	94.6	$28.73
2019 (First Quarter)	79	1.9	41.62
2019 (Second Quarter)	111	2.5	43.89
2019 (Third Quarter)	150	3.4	44.11
2019 (October 1 - November 7)	59	1.3	45.98
Cumulative repurchases since the beginning of 2013	$3,115	103.7	$30.05

Accretive Effect of Cumulative Repurchases (1)

	Third Quarter 2019	Nine Months 2019	As of September 30, 2019
	(per share)
Net income	$0.25	$1.00
Non-GAAP operating income	0.30	1.19
Shareholders' equity			$19.93
Non-GAAP operating shareholders' equity			17.69
Non-GAAP adjusted book value			30.86
_________________

(1)	Represents estimated accretive effect of cumulative share repurchases since the beginning of 2013.

In March 2019, Municipal Assurance Corp. (MAC) received approval from the New York State Department of Financial Services to dividend to Municipal Assurance Holdings Inc. (MAC Holdings) $100 million in 2019, an amount that exceeds the amount available to dividend without such approval in 2019 under applicable law. MAC distributed $100 million dividend to MAC Holdings during the second quarter of 2019.

In May 2019, the Maryland Insurance Administration approved and in June 2019 AGC implemented the repurchase of $100 million of its shares of common stock from AGUS.

The Company considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in Nine Months 2019, AGUS purchased $3 million of par of AGMH's outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $1 million in Nine Months 2019. To date, AGUS has repurchased $131 million of AGMH's debt. The Company may choose to make additional purchases of this or other Company debt in the future.

Other Events

The Company has evaluated the potential impact on its business of the U.K.’s decision on June 23, 2016 (pursuant to a referendum), and subsequent notice to the EU on March 29, 2017, of its desire to exit the EU, known as “Brexit”.  Negotiations are ongoing between the U.K. and the EU to determine the future terms of the U.K.’s relationship with the EU, including the terms of trade between the U.K. and the EU. The EU announced on October 28, 2019 that the U.K.'s membership in the EU would be extended through January 31, 2020, and the Company believes that the negotiations are likely to last at least until that time. Brexit may impact laws, rules and regulations applicable to the Company’s U.K. subsidiaries and operations and the transactions insured by its U.K. subsidiary. The Company cannot predict the direction Brexit-related developments will take, nor the impact of those developments on its European operations and the economies of the markets the Company serves, but the Company has established and obtained conditional authorization for a new subsidiary in France to facilitate its operations. The current intention of the Company's U.K. subsidiary is to transfer those of its existing policies that are affected by Brexit to the new subsidiary, in order for the new subsidiary to continue to administer them.

The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of passive foreign investment companies. The proposed regulations provide guidance on various passive foreign investment company rules, including changes resulting from the 2017 Tax Cuts and Jobs Act. As these regulations have only been recently issued, management is currently in the process of evaluating the impact to its shareholders and business operations.

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

The Company carries a portion of its assets and liabilities at fair value, the majority of which are measured at fair value on a recurring basis.  Level 3 assets, primarily consisting of loss mitigation securities and FG VIEs’ assets, represented approximately 15% and 18% of the total assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively. All of the Company's liabilities that are measured at fair value are Level 3. See Item 1, Financial Statements, Note 6, Fair Value Measurement, for additional information about assets and liabilities classified as Level 3.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues:
Net earned premiums	$123	$142	$353	$423
Net investment income	88	99	296	297
Net realized investment gains (losses)	16	(7)	12	(14)
Net change in fair value of credit derivatives	5	21	(25)	103
Fair value gains (losses) on FG VIEs	4	5	42	11
Foreign exchange gain (loss) on remeasurement	(21)	(9)	(24)	(22)
Fair value gains (losses) on equity investments	—	32	—	29
Loss on extinguishment of debt	—	(9)	(1)	(26)
Other income (loss)	(9)	1	14	(13)
Total revenues	206	275	667	788
Expenses:
Loss and LAE	30	17	75	43
Amortization of deferred acquisition costs	3	3	13	12
Interest expense	22	23	67	71
Other operating expenses	65	56	189	183
Total expenses	120	99	344	309
Income (loss) before provision for income taxes and equity in net earnings of investees	86	176	323	479
Equity in net earnings of investees	—	(1)	3	—
Income (loss) before income taxes	86	175	326	479
Provision (benefit) for income taxes	17	14	61	46
Net income (loss)	$69	$161	$265	$433

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

Net Earned Premiums

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums	$68	$78	$211	$226
Accelerations:
Refundings	27	31	76	112
Terminations	10	7	10	14
Total accelerations	37	38	86	126
Total public finance	105	116	297	352
Structured finance (1)
Scheduled net earned premiums	17	23	55	63
Terminations	—	2	(3)	5
Total structured finance	17	25	52	68
Non-financial guaranty	1	1	4	3
Total net earned premiums	$123	$142	$353	$423
____________________

(1)
Excludes $2 million and $3 million for Third Quarter 2019 and Third Quarter 2018, respectively, and $16 million and $9 million for Nine Months 2019 and 2018, respectively, related to consolidated FG VIEs.

Net earned premiums decreased in Third Quarter 2019 compared with Third Quarter 2018 and in Nine Months 2019 compared with Nine Months 2018, due primarily to a reduction in accelerations due to refundings and terminations and the scheduled decline in par outstanding. At September 30, 2019, $3.4 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company's contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and had been at historically high levels in recent years primarily due to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer at risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Cuts and Jobs Act regarding the termination of the tax-exempt status of advance refunding bonds has resulted in fewer refundings.

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

Net Investment Income

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Income from fixed-maturity securities managed by third parties	$66	$75	$207	$224
Income from internally managed securities	24	26	95	80
Gross investment income	90	101	302	304
Investment expenses	(2)	(2)	(6)	(7)
Net investment income	$88	$99	$296	$297

Net investment income for Third Quarter 2019 decreased compared to Third Quarter 2018 primarily due to a decrease in the average asset balances in the investment portfolio. Net investment income for Nine Months 2019 decreased compared to Nine Months 2018 primarily resulting from a decrease in the average asset balances in the investment portfolio, offset partially by the acceleration of income as a result of the settlement of an insured obligation in June 2019 that was held in the loss mitigation portfolio. The overall pre-tax book yield was 3.53% as of September 30, 2019 and 3.74% as of September 30, 2018. Excluding the internally managed portfolio, pre-tax book yield was 3.20% as of both September 30, 2019 and September 30, 2018.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Gross realized gains on available-for-sale securities	$29	$5	$48	$16
Gross realized losses on available-for-sale securities	(1)	(3)	(4)	(9)
Net realized gains (losses) on other invested assets	—	—	—	(1)
OTTI	(12)	(9)	(32)	(20)
Net realized investment gains (losses)	$16	$(7)	$12	$(14)

Gross realized gains in Third Quarter 2019 and Nine Months 2019 related primarily to the sale of the COFINA Exchange Senior Bonds. OTTI in Third Quarter 2019 and Third Quarter 2018 was mainly attributable to changes in foreign exchange rates. OTTI for Nine Months 2019 and Nine Months 2018 was attributable to change in foreign exchange rates and securities purchased for loss mitigation and other risk management purposes.

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

     Realized losses and other settlements for Nine Months 2019 were primarily due to a final maturity paydown of a U.S. structured finance transaction, for which there was an offsetting unrealized gain.

During Third Quarter 2019, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of certain of the Company's public finance CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to certain structured finance CDS transactions and changes in discount rates.

During Nine Months 2019, unrealized fair value losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. These unrealized losses were offset by price improvements and the final maturity paydown of a CDS contract.

During Third Quarter 2018, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company’s CDS. This was the primary driver of the unrealized fair value gains in the U.S. structured finance and U.S. public finance sectors. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased during the period.

During Nine Months 2018, unrealized fair value gains were generated primarily as a result of the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies, CDS terminations, and price improvements on the underlying collateral of the Company’s CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to the decreased cost to buy protection in AGC’s name as the market cost of AGC’s credit protection decreased during the period.

Effect of Changes in the Company’s Credit Spread on
Net Unrealized Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Change in unrealized gains (losses) on credit derivatives:		37
Before considering implication of the Company’s credit spreads	$7	$37	$66	$142
Resulting from changes in the Company’s credit spreads	1	(17)	(67)	(43)
After considering implication of the Company’s credit spreads	$8	$20	$(1)	$99

Management believes that the trading level of AGC credit spreads over the past several years has been due to the correlation between AGC’s risk profile and the current risk profile of the broader financial markets.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of September 30, 2019		As of December 31, 2018
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(345)	$(137)	$(348)	$(141)
Base Scenario	(208)	—	(207)	—
Decrease of 25 bps	(130)	78	(143)	64
All transactions priced at floor	(80)	128	(101)	106
 ____________________

(1)	Includes the effects of changes in the net spreads assumed by the Company.

Financial Guaranty Variable Interest Entities

As of September 30, 2019 and December 31, 2018, the Company consolidated 28 and 31 FG VIEs, respectively. The effect of FG VIE consolidation on net income and shareholders' equity includes: changes in fair value gains (losses) on FG VIEs’ assets and liabilities , and premiums and losses related to AGC's and Assured Guaranty Municipal Corp.'s (AGM) insurance of FG VIEs’ liabilities with recourse and any investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt, that are considered intercompany transactions and are therefore eliminated.

The primary driver of the gain during Third Quarter 2019 is due to price appreciation on FG VIEs assets. The primary driver of the gain during Nine Months 2019 was attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets. The primary driver of the gain during Third Quarter 2018 and Nine Months 2018 was improvement in the underlying collateral of the FG VIEs' assets.

The effect of consolidation of FG VIEs (including the change in fair value and the effect of eliminating insurance and investment balances) was a loss of $2 million in net income in both Third Quarter 2019 and Third Quarter 2018, and a gain of $4 million and a loss of $1 million in Nine Months 2019 and Nine Months 2018, respectively. See Item 1, Financial Statements, Note 9, Variable Interest Entities, for additional information.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange losses primarily relate to remeasurement of premiums receivable and are mainly due to changes in the exchange rate of the pound sterling relative to the U.S. dollar.

Fair Value Gains (Losses) on Equity Investments

Third Quarter 2018 and Nine Months 2018 included a gain of $31 million related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in Third Quarter 2018.

Loss on Extinguishment of Debt

The loss on extinguishment of debt is related to AGUS' purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009. AGUS purchased $25 million in Third Quarter 2018, $3 million in Nine Months 2019 and $72 million in Nine Months 2018. There were no purchases in Third Quarter 2019.

Other Income (Loss)

Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other items.

Other Income (Loss)

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Commutation gains (losses)	$—	$1	$1	$(16)
Fair value gains (losses) on CCS (1)	(14)	(1)	(4)	(3)
Other	5	1	17	6
Total other income (loss)	$(9)	$1	$14	$(13)
 ____________________

(1)	Fair value losses on CCS recorded in Third Quarter 2019 and Nine Months 2019 were primarily due to tightening of market spreads seen in comparable securities during the periods.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of assumptions and methodologies used in calculating the expected loss to be paid for all contracts. For the loss estimation process and the accounting policies for measurement and recognition under GAAP for each type of contract, see Part II, Item 8, Financial Statements and Supplementary Data, of the Company's 2018 Annual Report on Form 10-K:

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

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
	September 30, 2019	December 31, 2018	2019	2018	2019	2018
	(in millions)
Insurance	$662	$1,110	$17	$1	$5	$(9)
FG VIEs	61	75	(2)	(3)	(26)	(7)
Credit derivatives	(5)	(2)	10	2	7	11
Total	$718	$1,183	$25	$—	$(14)	$(5)

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
	September 30, 2019	December 31, 2018	2019	2018	2019	2018
	(in millions)
U.S. public finance	$520	$832	$50	$42	$204	$59
Non-U.S. public finance	28	32	5	(3)	(4)	(9)
Structured finance
U.S. RMBS	135	293	(40)	(40)	(223)	(52)
Other structured finance	35	26	10	1	9	(3)
Structured finance	170	319	(30)	(39)	(214)	(55)
Total	$718	$1,183	$25	$—	$(14)	$(5)

Effect of changes in the risk-free rates included in economic loss development (benefit)			$1	$(9)	$(4)	$(15)

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of September 30, 2019	0.00%	-	2.20%	1.79%
As of June 30, 2019	0.00	-	2.63	2.10
As of December 31, 2018	0.00	-	3.06	2.74
As of September 30, 2018	0.00	-	3.20	3.03
As of June 30, 2018	0.00	-	3.03	2.85
As of December 31, 2017	0.00	-	2.78	2.38

Third Quarter 2019 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposures, which had below-investment-grade (BIG) net par outstanding of $5.8 billion as of September 30, 2019 compared with $6.4 billion as of December 31, 2018. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2019 will be $520 million, compared with $832 million as of December 31, 2018. Economic loss development on U.S. exposures in Third Quarter 2019 was $50 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $5 million for non-U.S. exposures during Third Quarter 2019 due to the impact of negative European interest rates on an interest rate swap in an Italian transaction.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $40 million and was mainly related to an increase in excess spread and improved performance.

Other Structured Finance Economic Loss Development: The economic loss development was approximately $10 million for other structured finance exposures during Third Quarter 2019, which was mainly attributable to higher expected LAE related to certain exposures.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid for additional information.

Third Quarter 2018 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $6.2 billion as of September 30, 2018 compared with $6.3 billion as of June 30, 2018. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2018 would be $832 million, compared with $1,041 million as of June 30, 2018. Economic benefit on U.S. exposures in Third Quarter 2018 was $42 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS Economic Loss Development: The net benefit attributable to U.S. RMBS was $40 million and was mainly related to improved performance in certain second lien transactions.

Nine Months 2019 Net Economic Loss Development

The total economic benefit of $14 million in Nine Months 2019 was generated by the structured finance sector, partially offset by the economic loss development in the U.S. public finance sector. The economic benefit in the structured finance sector in Nine Months 2019 was $214 million, which was primarily attributable to an increase in excess spread, higher projected recoveries for previously charged-off loans for second lien U.S. RMBS, improved performance, and loss mitigation efforts. This was partially offset by U.S. public finance economic loss development of $204 million, which was primarily attributable to Puerto Rico exposures. The effect of the change in the risk-free rates used to discount expected losses was a benefit of $4 million in Nine Months 2019.

Nine Months 2018 Net Economic Loss Development

The total economic benefit of $5 million in Nine Months 2018 was generated mainly by the structured finance sector, partially offset by the economic loss development in the U.S. public finance sector. The economic benefit in the structured finance sector in Nine Months 2018 was $55 million, which was primarily attributable to improved collateral performance and certain assumption updates. As part of the SGI Transaction, the Company assumed $130 million in expected losses on U.S. RMBS transactions in Nine Months 2018. The benefit in the structured finance sector was partially offset by U.S. public finance economic loss development of $59 million, which was primarily attributable to Puerto Rico exposures, partially offset by the State of Connecticut's agreement to pay the debt service costs of certain bonds of the City of Hartford, including the bonds insured by the Company. The effect of the change in the risk-free rates used to discount expected losses was a benefit of $15 million in Nine Months 2018.

Loss and LAE (Financial Guaranty Insurance Contracts)

The primary differences between net economic loss development and the amount reported as loss and LAE in the condensed consolidated statements of operations are that loss and LAE: (1) considers deferred premium revenue in the calculation of loss reserves and loss and LAE for financial guaranty insurance contracts, (2) eliminates loss and LAE related to consolidated FG VIEs, and (3) does not include estimated losses on credit derivatives.

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

	Loss (Benefit)
	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
U.S. public finance	$64	$42	$228	$76
Non-U.S. public finance	1	(3)	(7)	(5)
Structured finance
U.S. RMBS (1)	(35)	(21)	(150)	(17)
Other structured finance	—	(1)	4	(11)
Structured finance	(35)	(22)	(146)	(28)
Total loss and LAE	$30	$17	$75	$43
____________________

(1)
Excludes a benefit of $3 million and $3 million for Third Quarter 2019 and 2018, respectively, and a benefit of $18 million and a de minimis loss for Nine Months 2019 and 2018, respectively, related to consolidated FG VIEs.

Loss and LAE in Third Quarter 2019 and Third Quarter 2018 were mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures.

Loss and LAE in Nine Months 2019 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures. Loss and LAE in Nine Months 2018 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by the reduction of loss reserves on the City of Hartford, Connecticut exposure and a benefit related to certain assumed student loan transactions.

For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Other Operating Expenses and Amortization of Deferred Acquisition Costs (DAC)

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Employee compensation and benefits	$41	$39	$128	$122
Deferred costs	(3)	(3)	(10)	(10)
Total employee compensation and benefits net of deferred costs	38	36	118	112
Professional fees	7	5	17	15
Premises and equipment	6	4	15	14
Acquisition related expenses (1)	2	—	2	4
Other	12	11	37	38
Other operating expenses	65	56	189	183
Amortization of DAC	3	3	13	12
Total other operating expenses and amortization of DAC	$68	$59	$202	$195
____________________
(1)    Expenses related to BlueMountain Acquisition in 2019 and SGI Transaction in 2018.

Provision for Income Tax

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, and no taxes for the Company’s Bermuda subsidiaries, which consist of Assured Guaranty Re Ltd. (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO), and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. See Item 1, Financial Statements, Note 10, Income Taxes.

Provision for Income Taxes and Effective Tax Rates

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(dollars in millions)
Total provision (benefit) for income taxes	$17	$14	$61	$46
Effective tax rate	19.2%	8.3%	18.6%	9.7%

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

Reconciliation of Net Income (Loss)
to Non-GAAP Operating Income

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Net income (loss)	$69	$161	$265	$433
Less pre-tax adjustments:
Realized gains (losses) on investments	16	(7)	12	(14)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	11	17	(29)	91
Fair value gains (losses) on CCS (1)	(14)	(1)	(4)	(3)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(20)	(8)	(23)	(20)
Total pre-tax adjustments	(7)	1	(44)	54
Less tax effect on pre-tax adjustments	(1)	(1)	5	(11)
Non-GAAP operating income	$77	$161	$304	$390

Gain (loss) related to FG VIE consolidation (net of tax provision (benefit) of $0, $0, $1 and $0 included in non-GAAP operating income	$(2)	$(2)	$4	$(1)
____________________

(1)	Included in other income (loss) in the condensed consolidated statements of operations.

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

Reconciliation of Shareholders’ Equity
to Non-GAAP Adjusted Book Value

	As of September 30, 2019		As of December 31, 2018
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity	$6,652	$68.94	$6,555	$63.23
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(74)	(0.77)	(45)	(0.44)
Fair value gains (losses) on CCS	70	0.72	74	0.72
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	529	5.48	247	2.39
Less taxes	(95)	(0.97)	(63)	(0.61)
Non-GAAP operating shareholders’ equity	6,222	64.48	6,342	61.17
Pre-tax adjustments:
Less: Deferred acquisition costs	107	1.11	105	1.01
Plus: Net present value of estimated net future revenue	195	2.02	204	1.96
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	2,892	29.98	3,005	28.98
Plus taxes	(500)	(5.19)	(524)	(5.04)
Non-GAAP adjusted book value	$8,702	$90.18	$8,922	$86.06

Gain (loss) related to FG VIE consolidation included in non-GAAP operating shareholders' equity (net of tax provision of $3 and $1)	$12	$0.12	3	0.03

Gain (loss) related to FG VIE consolidation included in non-GAAP adjusted book value (net of tax benefit of $0 and $4)	$—	$—	(15)	(0.15)

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

Reconciliation of GWP to PVP

	Third Quarter 2019					Third Quarter 2018
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$46	$20	$2	$1	$69	$24	$17	$9	$—	$50
Less: Installment GWP and other GAAP adjustments (1)	—	20	2	(1)	21	(9)	17	4	—	12
Upfront GWP	46	—	—	2	48	33	—	5	—	38
Plus: Installment premium PVP (2)	—	13	19	1	33	—	12	2	—	14
PVP	$46	$13	$19	$3	$81	$33	$12	$7	$—	$52

	Nine Months 2019					Nine Months 2018
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$119	$34	$4	$2	$159	$227	$111	$168	$10	$516
Less: Installment GWP and other GAAP adjustments (1)	(3)	34	3	(1)	33	9	72	10	1	92
Upfront GWP	122	—	1	3	126	218	39	158	9	424
Plus: Installment premium PVP (2)	—	24	26	1	51	84	52	7	—	143
PVP	$122	$24	$27	$4	$177	$302	$91	$165	$9	$567
___________________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

(2)	Includes PVP of credit derivatives assumed in the SGI Transaction in the second quarter of 2018 and a committed insurance reserve financing transaction in Third Quarter 2019.

Insured Portfolio

Financial Guaranty Exposure

The following table presents the insured financial guaranty portfolio by sector net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation). The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and scheduled principal and interest payments (debt service) outstanding. These amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of September 30, 2019 and December 31, 2018, the Company excluded $1.5 billion and $1.9 billion of net par attributable to loss mitigation strategies. See Item 1, Financial Statements, Note 3, Outstanding Exposure, for additional information.

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2019		As of December 31, 2018
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$74,030	A-	$78,800	A-
Tax backed	37,984	A-	40,616	A-
Municipal utilities	27,143	A-	28,402	A-
Transportation	14,794	A-	15,197	A-
Healthcare	6,925	A-	6,750	A-
Higher education	6,062	A-	6,643	A-
Infrastructure finance	5,432	A-	5,489	A-
Housing revenue	1,364	BBB+	1,435	BBB+
Investor-owned utilities	658	A-	846	A-
Renewable energy	213	A-	215	BBB+
Other public finance—U.S.	1,910	A-	2,169	A-
Total public finance—U.S.	176,515	A-	186,562	A-
Non-U.S.:
Regulated utilities	17,526	BBB+	18,124	BBB+
Infrastructure finance	16,616	BBB	17,166	BBB
Sovereign and sub-sovereign	5,880	A	6,094	A
Renewable energy	1,542	A	1,346	A
Pooled infrastructure	1,318	AAA	1,373	AAA
Total public finance—non-U.S.	42,882	BBB+	44,103	BBB+
Total public finance	219,397	A-	230,665	A-
Structured finance:
U.S.:
RMBS	3,687	BBB-	4,270	BBB-
Life insurance transactions	1,473	AA-	1,435	A+
Pooled corporate obligations	1,441	AA-	1,215	AA-
Financial products	1,020	AA-	1,094	AA-
Consumer receivables	1,018	A-	1,255	A-
Other structured finance—U.S.	587	BBB+	675	A-
Total structured finance—U.S.	9,226	A-	9,944	A-
Non-U.S.:
RMBS	413	A	576	A-
Pooled corporate obligations	55	BB+	126	A
Other structured finance	284	A	491	A
Total structured finance—non-U.S.	752	A	1,193	A
Total structured finance	9,978	A-	11,137	A-
Total net par outstanding	$229,375	A-	$241,802	A-

The following table sets forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio
by Internal Rating

	As of September 30, 2019		As of December 31, 2018
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,337	1.9%	$4,618	1.9%
AA	26,130	11.4	27,021	11.2
A	111,216	48.5	119,415	49.4
BBB	79,177	34.5	80,588	33.3
BIG	8,515	3.7	10,160	4.2
Total net par outstanding	$229,375	100.0%	$241,802	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of September 30, 2019, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

The Company groups its Puerto Rico exposure into three categories:

•	Constitutionally Guaranteed.

•	Public Corporations – Certain Revenues Potentially Subject to Clawback.

•	Other Public Corporations.

Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico
As of September 30, 2019

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$611	$268	$375	$(1)	$1,253	$1,294
Puerto Rico Public Buildings Authority (PBA) (2)	7	139	1	(7)	140	145
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (2)	223	481	186	(79)	811	842
PRHTA (Highway revenue) (2)	345	74	35	—	454	515
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
PREPA (2)	525	71	226	—	822	838
PRASA	—	284	89	—	373	373
MFA	153	33	62	—	248	282
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$1,864	$1,518	$975	$(87)	$4,270	$4,458
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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of September 30, 2019

	Scheduled Net Par Amortization
	2019 (4Q)	2020 (1Q)	2020 (2Q)	2020 (3Q)	2020 (4Q)	2021	2022	2023	2024 - 2028	2029 - 2033	2034 - 2038	2039 - 2043	2044 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$—	$—	$141	$—	$15	$37	$14	$298	$341	$407	$—	$—	$1,253
PBA	—	—	—	5	—	13	—	7	58	37	20	—	—	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	—	—	25	—	18	28	33	120	126	296	165	—	811
PRHTA (Highway revenue)	—	—	—	22	—	35	6	32	77	145	137	—	—	454
PRCCDA	—	—	—	—	—	—	—	—	19	50	83	—	—	152
PRIFA	—	—	—	—	—	—	—	2	—	—	3	11	—	16
Other Public Corporations
PREPA	—	—	—	48	—	28	28	95	440	174	9	—	—	822
PRASA	—	—	—	—	—	—	—	—	110	—	2	—	261	373
MFA	—	—	—	45	—	40	40	22	91	10	—	—	—	248
U of PR	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$—	$—	$—	$286	$—	$149	$139	$205	$1,213	$884	$957	$176	$261	$4,270

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of September 30, 2019

	Scheduled Net Debt Service Amortization
	2019 (4Q)	2020 (1Q)	2020 (2Q)	2020 (3Q)	2020 (4Q)	2021	2022	2023	2024 - 2028	2029 - 2033	2034 - 2038	2039 - 2043	2044 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$33	$—	$173	$—	$74	$94	$70	$539	$512	$457	$—	$—	$1,952
PBA	—	4	—	9	—	20	6	13	84	50	23	—	—	209
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	21	—	46	—	59	68	72	294	262	375	180	—	1,377
PRHTA (Highway revenue)	—	12	—	34	—	58	27	52	159	208	152	—	—	702
PRCCDA	—	3	—	3	—	7	7	7	53	79	91	—	—	250
PRIFA	—	—	—	—	—	1	1	3	4	3	7	12	—	31
Other Public Corporations
PREPA	3	17	3	65	3	63	62	128	541	198	9	—	—	1,092
PRASA	—	10	—	10	—	19	19	19	197	68	70	67	300	779
MFA	—	6	—	52	—	50	48	28	106	11	—	—	—	301
U of PR	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$3	$106	$3	$392	$3	$351	$332	$392	$1,977	$1,392	$1,184	$259	$300	$6,694

Financial Guaranty Exposure to U.S. RMBS

The table below provides information on certain risk characteristics of the Company’s financial guaranty insurance, FG VIE and credit derivative U.S. RMBS exposures. As of September 30, 2019, U.S. RMBS net par outstanding was $3.7 billion, of which $1.7 billion was rated BIG. U.S. RMBS exposures represent 1.6% of the total net par outstanding, and BIG U.S. RMBS represent 19.6% of total BIG net par outstanding. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2019

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$24	$21	$1	$609	$52	$707
2005	53	225	25	226	141	670
2006	39	44	12	297	228	620
2007	—	344	30	977	295	1,646
2008	—	—	—	44	—	44
Total exposures	$116	$634	$68	$2,153	$716	$3,687

Non-Financial Guaranty Insurance Exposure

The Company also provides non-financial guaranty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All non-financial guaranty exposures shown in the table below are rated investment grade internally.

Non-Financial Guaranty Exposure

	Gross Exposure		Net Exposure
	As of September 30, 2019	As of December 31, 2018	As of September 30, 2019	As of December 31, 2018
	(in millions)
Life insurance transactions (1)	$1,014	$880	$872	$763
Aircraft residual value insurance policies	376	340	243	218
____________________

(1)	The life insurance transactions net exposure is expected to increase to approximately $1.0 billion prior to September 30, 2036.

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

AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	AGL	AGUS	AGMH
	(in millions)
Third Quarter 2019
Intercompany sources	$180	$109	$109
Intercompany (uses)	—	(90)	(94)
External sources (uses):
Dividends paid to AGL shareholders	(17)	—	—
Repurchases of common shares (1)	(150)	—	—
Interest paid (2)	—	(2)	(7)
Purchase of AGMH's debt by AGUS	—	—	—

Third Quarter 2018
Intercompany sources	$158	$15	$92
Intercompany (uses)	—	(140)	—
External sources (uses):
Dividends paid to AGL shareholders	(18)	—	—
Repurchases of common shares (1)	(130)	—	—
Interest paid (2)	—	(2)	(7)
Purchase of AGMH's debt by AGUS	—	(49)	—

Nine Months 2019
Intercompany sources	$412	$341	$187
Intercompany (uses)	—	(237)	(160)
External sources (uses):
Dividends paid to AGL shareholders	(56)	—	—
Repurchases of common shares (1)	(340)	—	—
Interest paid (2)	—	(25)	(30)
Purchase of AGMH's debt by AGUS	—	(3)	—

Nine Months 2018
Intercompany sources	$460	$342	$165
Intercompany (uses)	—	(362)	(51)
External sources (uses):
Dividends paid to AGL shareholders	(55)	—	—
Repurchases of common shares (1)	(380)	—	—
Interest paid (2)	—	(37)	(30)
Purchase of AGMH's debt by AGUS	—	(72)	—
____________________

(1)	See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)	See Long-Term Obligations below for interest paid by subsidiary.

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

Dividend restrictions by insurance company subsidiary are as follows:

•
The maximum amount available during 2019 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $220 million, of which $33 million is estimated to be available for distribution in the fourth quarter of 2019.

•
The maximum amount available during 2019 for AGC to distribute as ordinary dividends (subject to notice to the Maryland Insurance Administration) is approximately $123 million, of which approximately $42 million is available for distribution in the fourth quarter of 2019.

•
In March 2019, MAC received approval from the New York State Department of Financial Services to dividend to MAC Holdings, which is owned by AGM and AGC, $100 million in 2019, an amount that exceeded the dividend capacity that was available for distribution without regulatory approval. MAC distributed a $100 million dividend to MAC Holdings in the second quarter of 2019. No further dividends are available for MAC to distribute in 2019 without approval from the New York State Department of Financial Services.

•
Based on the applicable law and regulations, in 2019 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $312 million as of September 30, 2019. Such dividend capacity is further limited by the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2019, AG Re had unencumbered assets of approximately $339 million.

•
Based on the applicable law and regulations, in 2019 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $96 million as of September 30, 2019. Such dividend capacity is further limited by the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements. As of September 30, 2019, AGRO had unencumbered assets of approximately $366 million.

Distributions from
Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$81	$91
Repurchase of common stock by AGC from AGUS	—	—	100	200
Dividends paid by AGM to AGMH	109	58	187	131
Dividends paid by AG Re to AGL	90	18	175	98
Dividends paid by MAC to MAC Holdings (1)	—	12	105	27
____________________

(1)	MAC Holdings distributed the entire amounts to AGM and AGC, in proportion to their ownership percentages.

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

Intercompany Loans and Guarantees

On October 1, 2019 AGM, AGC and MAC made 10 year, 3.5% interest rate inter-company loans to AGUS totaling $250 million to fund the BlueMountain Acquisition and the related capital contributions. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information.

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. The commitment under the revolving credit facility terminates on October 25, 2023 (the loan commitment termination date). The unpaid principal amount of each loan will bear semi-annual interest at a fixed rate equal to 100% of the then applicable interest rate as determined under Internal Revenue Code Section 1274(d), and interest on all loans will be computed for the actual number of days elapsed on the basis of a year consisting of 360 days. Accrued interest on all loans will be paid on the last day of each June and December and at maturity. AGL must repay the then unpaid principal amounts of the loans, if any, by the third anniversary of the loan commitment termination date. AGL has not drawn upon the credit facility.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During 2018, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. As of September 30, 2019, $50 million remained outstanding.

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

Cash and Investments

As of September 30, 2019, AGL had $41 million in cash and short-term investments. AGUS and AGMH had a total of $282 million in cash and short-term investments. In addition, AGUS and AGMH have $15 million in fixed-maturity securities (excluding AGUS's investment in AGMH's debt) with weighted average duration of 2.1 years.

Insurance Company Subsidiaries

Liquidity of the insurance company subsidiaries is primarily used to pay for:

•	operating expenses,

•	claims on the insurance portfolio,

•	dividends or other distributions to AGL, AGUS and/or AGMH, as applicable,

•	posting of collateral in connection with reinsurance,

•	reinsurance premiums,

•	principal of and, where applicable, interest on surplus notes, and

•	capital investments in their own subsidiaries, where appropriate.

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

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.3 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on their debt. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Claims (Paid) Recovered

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
U.S. public finance	$(279)	$(251)	$(516)	$(384)
Structured finance:
U.S. RMBS	13	17	65	152
Other structured finance	(1)	(7)	—	(6)
Structured finance	12	10	65	146
Claims (paid) recovered, net of reinsurance (1)	$(267)	$(241)	$(451)	$(238)
____________________

(1)
Includes $0.4 million paid and $1 million paid for consolidated FG VIEs for Third Quarter 2019 and 2018, respectively, and $12 million recovered and $2 million paid for Nine Months 2019 and Nine Months 2018, respectively. The amounts in Nine Months 2019 are net of COFINA Exchange Senior Bonds validated by the PROMESA Title III Court and cash that were received pursuant to the COFINA Plan of Adjustment. See Item 1, Financial Statements, Note 3, Outstanding Exposure, for additional information.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $704 million as of September 30, 2019. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of September 30, 2019, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $193 million of the CDS net par insured by AGC requires AGC to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of September 30, 2019, AGC did not have to post collateral to satisfy these requirements and the maximum posting requirement was $193 million.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Net cash flows provided by (used in) operating activities before effects of FG VIE consolidation	$(168)	$(93)	$(365)	$345
Effect of FG VIE consolidation	1	1	—	7
Net cash flows provided by (used in) operating activities	(167)	(92)	(365)	352
Net cash flows provided by (used in) investing activities before effects of FG VIE consolidation	373	180	908	111
Effect of FG VIE consolidation	66	28	162	83
Net cash flows provided by (used in) investing activities	439	208	1,070	194
Dividends paid	(17)	(18)	(56)	(55)
Repurchases of common stock	(150)	(130)	(340)	(380)
Repurchase of debt	—	(49)	(3)	(72)
Effect of FG VIE consolidation	(67)	(29)	(162)	(90)
Other	(1)	4	(17)	(9)
Net cash flows provided by (used in) financing activities (1)	(235)	(222)	(578)	(606)
Effect of exchange rate changes	(2)	(1)	(2)	(2)
Cash and restricted cash at beginning of period	194	189	104	144
Total cash and restricted cash at the end of the period	$229	$82	$229	$82
____________________

(1)
Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

The primary reason for the decline in cash flows from operations from Nine Months 2018 to Nine Months 2019 is the receipt of $363 million in cash in connection with the SGI Transaction. In addition, Nine Months 2019 had higher claim payments (including the COFINA settlement) and lower premium collections compared with Nine Months 2018. These declines were partially offset by lower interest payments.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows was mainly attributable to sales of securities to fund share repurchases, the COFINA claim payment in Nine Months 2019 and anticipated liquidity needs in the fourth quarter of 2019 related to the acquisition of BlueMountain.

Financing activities primarily consisted of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities.

From October 1, 2019 through November 7, 2019, the Company repurchased an additional $59 million of common shares. As of November 7, 2019, the Company was authorized to purchase $299 million of its common shares, including a $300 million authorization that was approved by the Board of Directors on August 7, 2019. For more information about the Company's share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders' Equity.

Commitments and Contingencies

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2018. See Item 1, Financial Statements, Note 12, Commitments and Contingencies.

Long-Term Debt Obligations

The outstanding principal and carrying value on long-term debt were as follows:

Principal and Carrying Amounts of Debt

	As of September 30, 2019		As of December 31, 2018
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	497	500	497
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
Total AGUS	850	844	850	844
AGMH(3):
6 7/8% QUIBS (1)	100	70	100	70
6.25% Notes (1)	230	144	230	143
5.6% Notes (1)	100	58	100	57
Junior Subordinated Debentures (2)	300	202	300	198
Total AGMH	730	474	730	468
AGM (3):
Notes Payable	4	4	5	5
Total AGM	4	4	5	5
AGMH's debt purchased by AGUS	(131)	(88)	(128)	(84)
Total	$1,453	$1,234	$1,457	$1,233
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations.

(2)	Guaranteed by AGL on a junior subordinated basis.

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

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
Principal amount repurchased	$—	$25	$3	$72
Loss on extinguishment of debt (1)	—	9	1	26
 ____________________

(1)
Included in other income in the condensed consolidated statements of operations. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Interest Paid on Long-Term Debt

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in millions)
AGUS	$2	$2	$25	$37
AGMH	7	7	30	30
AGM	—	—	—	—
AGMH's debt purchased by AGUS (1)	—	—	(4)	(1)
Total	$9	$9	$51	$66
 ____________________

(1)	Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

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

LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2018. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. In Nine Months 2019 and Nine Months 2018, AGUS purchased $3 million and $72 million, respectively, of principal of the debentures, which resulted in a loss on extinguishment of debt on a consolidated basis of $1 million in Nine Months 2019 and $26 million in Nine Months 2018. The Company may choose to make additional purchases of this or other Company debt in the future.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities is one-month LIBOR plus 200 bps. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2018.
Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 4.1 years as of September 30, 2019 and 4.9 years as of December 31, 2018. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 7, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of September 30, 2019		As of December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$4,132	$4,463	$4,761	$4,911
U.S. government and agencies	144	155	167	175
Corporate securities	2,286	2,339	2,175	2,136
Mortgage-backed securities (1):
RMBS	846	877	999	982
Commercial mortgage-backed securities (CMBS)	448	469	542	539
Asset-backed securities	745	775	942	1,068
Non-U.S. government securities	210	199	298	278
Total fixed-maturity securities	8,811	9,277	9,884	10,089
Short-term investments	1,142	1,142	729	729
Total fixed-maturity and short-term investments	$9,953	$10,419	$10,613	$10,818
 ____________________

(1)	U.S. government-agency obligations were approximately 44% of mortgage backed securities as of September 30, 2019 and 48% as of December 31, 2018, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of September 30, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of September 30, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$5	$—	$4	$—	$9	$—
U.S. government and agencies	13	—	4	—	17	—
Corporate securities	349	(8)	170	(19)	519	(27)
Mortgage-backed securities:
RMBS	7	—	193	(10)	200	(10)
CMBS	1	—	4	—	5	—
Asset-backed securities	83	(2)	147	(1)	230	(3)
Non-U.S. government securities	53	(2)	80	(10)	133	(12)
Total	$511	$(12)	$602	$(40)	$1,113	$(52)
Number of securities (1)		133		143		256
Number of securities with OTTI		12		9		21

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of September 30, 2019 and December 31, 2018, 27 and 38 securities, respectively, had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $24 million as of September 30, 2019 and $43 million as of December 31, 2018. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2019 and December 31, 2018 were yield-related and not the result of OTTI.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2019

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$274	$275
Due after one year through five years	1,617	1,635
Due after five years through 10 years	2,133	2,242
Due after 10 years	3,493	3,779
Mortgage-backed securities:
RMBS	846	877
CMBS	448	469
Total	$8,811	$9,277

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2019 and December 31, 2018. Ratings reflect the lower of the Moody’s Investors Service, Inc. and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of September 30, 2019	As of December 31, 2018
AAA	16.5%	15.7%
AA	45.2	48.2
A	20.9	19.8
BBB	8.3	5.0
BIG (1)	8.4	10.8
Not rated	0.7	0.5
Total	100.0%	100.0%
____________________

(1)	Includes primarily loss mitigation and other risk management assets. See Item I, Financial Statements, Note 7, Investments and Cash, for additional information.

Based on fair value, investments and restricted cash that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $278 million and $266 million, as of September 30, 2019 and December 31, 2018, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,596 million and $1,855 million, based on fair value, as of September 30, 2019 and December 31, 2018, respectively.

The Company has collateral posting obligations with respect to one CDS counterparty. See Item I, Financial Statements, Note 8, Contracts Accounted for as Credit Derivatives, for additional information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, there were no material changes in the market risks that the Company is exposed to since December 31, 2018.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on their evaluation as of September 30, 2019 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2019, and June 30, 2019, and in Part I, Item 1, Financial Statements, Note 12, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. Material developments to such proceedings during the three months ended September 30, 2019, are described below and in the "Litigation" section of Note 12, Commitments and Contingencies, of the Financial Statements.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. A trial has been scheduled to take place in March 2020.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Except as set forth below, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the nine months ended September 30, 2019. For avoidance of doubt, the risk factors below replace the additional risk factors included under Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

The recent BlueMountain Acquisition may negatively impact the Company's relationships with its investors, regulators, rating agencies, employees or obligors it insures, or BlueMountain's business or its relationships with its clients and employees.

The BlueMountain Acquisition represents a significant increase in the Company's participation in the asset management business and involves a significant investment by the Company. The Company discussed the BlueMountain Acquisition with its relevant regulators and with the rating agencies prior to closing and does not believe that the BlueMountain Acquisition has had a negative impact on its relationship with those regulators or the rating agencies. There can be no assurance, however, that the BlueMountain Acquisition will not negatively impact the Company's relationships with its investors, regulators, rating agencies, employees or obligors it insures or its business or results of operations.

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

The Company is dependent on the experience and industry knowledge of its management personnel and other key employees, including, in the case of BlueMountain, key investment professionals, to execute its business plans. The Company’s success in asset management will depend in part upon the ability of the Company to attract, motivate and retain key management personnel and other key employees, including key investment professionals. Uncertainties associated with the integration of BlueMountain may result in the departure of management personnel and other key employees, including key investment professionals, at the Company, and the Company may have difficulty attracting and motivating management personnel and other key employees, including key investment professionals, to the same extent it did prior to the BlueMountain Acquisition.

BlueMountain may present risks that could have a negative effect on the Company's business, results of operations or financial condition.

While the Company acquired a minority interest in an investment adviser, Wasmer, Schroeder & Company LLC, in 2017, the BlueMountain Acquisition represents a significant increase in the Company's participation in the asset management business. The expansion of this business line, which the Company believes is in line with its risk profile and benefits from its core competencies, may present new risks that could have a negative effect on the Company's business, results of operations or financial condition.

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

Now that the BlueMountain Acquisition has closed, the Company’s business, results of operations and financial condition may be impacted by some of the risks faced by asset managers. Asset management services are primarily a fee-based business, and BlueMountain's asset management and performance fees are based on the amount of its AUM as well as the performance of those assets. Volatility or declines in the markets in which BlueMountain invests, or poor performance of its investments, may negatively affect its AUM and its asset management and performance fees and may deter future investment in BlueMountain’s funds. BlueMountain’s business is also subject to legal, regulatory, compliance, accounting, valuation and political risks that differ from the those involved in the Company’s business of providing credit protection products. In addition, the asset management business is an intensely competitive business, creating competitive risks.

Expansion of the categories and types of investments in the Company’s investment portfolio may expose it to increased credit, interest rate and liquidity risk.

The Company intends to use investment knowledge and experience acquired in the BlueMountain Acquisition to expand the categories and types of investments included in its investment portfolio by both (a) investing $500 million over three years in BlueMountain-managed funds, CLOs and separately managed accounts and (b) expanding the categories and types of its alternative investments not managed by BlueMountain. This expansion may increase the risk in the Company’s investment portfolio described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under Part I, "Item 1A. Risk Factors, Risks Related to the Financial, Credit and Guaranty Market - The Company’s investment portfolio may be adversely affected by credit, interest rate and other market changes.” In addition, this expansion may result in the Company investing a portion of its portfolio in investments that are less liquid than some of the investments in which it currently invests. While the Company manages its investment portfolio with its liquidity requirements in mind, this expansion may increase the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under Part I, "Item 1A. Risk Factors, Risks Related to the Company’s Capital and Liquidity Requirements.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31	1,172,573	$43.68	1,144,494	$157,873,299
August 1 - August 31	1,138,821	$43.93	1,138,265	$407,873,306
September 1 - September 30	1,122,727	$44.73	1,117,918	$357,873,322
Total	3,434,121	$44.10	3,400,677
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through November 7, 2019, the Company has repurchased a total of 103.7 million common shares for approximately $3,115 million, excluding commissions, at an average price of $30.05 per share. The Board of Directors authorized, on August 7, 2019, an additional $300 million of share repurchases. As of November 7, 2019, the remaining authorization the Company was authorized to purchase was $299 million of its common shares, on a settlement basis.

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
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

104.1
The Cover Page Interactive DataFile from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted, in inline XBRL (the cover page XBRL tags are embedded in the inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 8, 2019	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)