Form 10-K
period 2019-12-31
ASSURED GUARANTY LTD
filed 2020-02-28
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 28, 2019 was $4,084,346,347 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $42.08). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Stock held by affiliates.
As of February 25, 2020, 92,581,878 Common Shares, par value $0.01 per share, were outstanding (including 56,028 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant's definitive proxy statement relating to its 2020 Annual General Meeting of Shareholders are incorporated by reference to Part III of this report.

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•	changes in the world’s credit markets, segments thereof, interest rates, credit spreads or general economic conditions;

•
developments in the world’s financial and capital markets that adversely affect insured obligors’ repayment rates, Assured Guaranty’s insurance loss or recovery experience, investments of Assured Guaranty or assets it manages;

•	reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty's insurance;

•	the loss of investors in Assured Guaranty's asset management strategies or the failure to attract new investors to Assured Guaranty's asset management business;

•
the possibility that budget or pension shortfalls or other factors will result in credit losses or impairments on obligations of state, territorial and local governments and their related authorities and public corporations that Assured Guaranty insures or reinsures;

•	insured losses in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures;

•	increased competition, including from new entrants into the financial guaranty industry;

•	poor performance of Assured Guaranty's asset management strategies compared to the performance of the asset management strategies of Assured Guaranty's competitors;

•
the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments and investments it manages, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity or to unanticipated consequences;

•
the impact of market volatility on the mark-to-market of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, most of its contracts written in credit default swap (CDS) form, and variable interest entities (VIEs) as well as on the mark-to-market of assets Assured Guaranty manages;

•
rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its insurance subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL’s insurance subsidiaries have insured;

•	the inability of Assured Guaranty to access external sources of capital on acceptable terms;

•	changes in applicable accounting policies or practices;

•	changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions;

•	the failure of Assured Guaranty to successfully integrate the business of BlueMountain Capital Management, LLC (BlueMountain) and its associated entities;

•
the possibility that acquisitions made by Assured Guaranty, including its acquisition of BlueMountain (BlueMountain Acquisition), do not result in the benefits anticipated or subject Assured Guaranty to unanticipated consequences;

•	difficulties with the execution of Assured Guaranty’s business strategy;

•	loss of key personnel;

•	the effects of mergers, acquisitions and divestitures;

•	natural or man-made catastrophes or pandemics;

•	other risk factors identified in AGL’s filings with the United States (U.S.) Securities and Exchange Commission (the SEC);

•	other risks and uncertainties that have not been identified at this time; and

•	management’s response to these factors.
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

In addition, unless otherwise noted, the Company excludes amounts from its outstanding insured par and debt service relating to securities or assets owned by the Company as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio. The Company manages the loss mitigation securities as investments and not insurance exposure.

ASSURED GUARANTY LTD.
FORM 10-K

PART I

ITEM 1.	BUSINESS

Overview

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company incorporated in 2003 that provides, through its operating subsidiaries, credit protection products and asset management services. The Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets, and manages assets across collateralized loan obligations (CLOs) and long-duration opportunity funds that build on its corporate credit, asset-backed finance and healthcare structured capital experience.

In the Insurance segment, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia.

In the Asset Management segment, the Company completed on October 1, 2019 its acquisition (the BlueMountain Acquisition) of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain) and its associated entities. As of that date, BlueMountain managed or serviced $18.3 billion in assets across CLOs and opportunity funds that build on its corporate credit, asset-backed finance and healthcare structured capital experience, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. The BlueMountain Acquisition diversifies the risk profile and revenue opportunities of the Company into the asset management industry, with the goal of further developing a fee-based platform, which will be operating within the Assured Investment Management platform. Additionally, the Company believes that the establishment of Assured Investment Management provides the Company an opportunity to deploy excess capital at attractive returns, improving the risk-adjusted return on a portion of its investment portfolio. The Company intends to leverage the Assured Investment Management infrastructure and platform to grow its Asset Management segment both organically and inorganically through strategic combinations.

Since the acquisition of BlueMountain and establishment of Assured Investment Management, the Company now operates in two distinct operating segments, Insurance and Asset Management, and also has a Corporate division. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, Note 4, Segment Information for financial results of the Company's segments.

Insurance

The Company's largest line of business is Insurance. The Company primarily conducts financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. (AGM), Municipal Assurance Corp. (MAC), Assured Guaranty Corp. (AGC), Assured Guaranty (Europe) plc (AGE UK) and, most recently, Assured Guaranty (Europe) SA (AGE SA). It also conducts insurance business through its Bermuda-based reinsurers Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. (AGRO). The following is a description of AGL's principal insurance operating subsidiaries:

•
Assured Guaranty Municipal Corp. and Municipal Assurance Corp. Since mid-2008, AGM has provided financial guaranty insurance and reinsurance only on debt obligations issued in the U.S. public finance and global infrastructure markets, including bonds issued by U.S. state or governmental authorities or notes issued to finance infrastructure projects. MAC offers insurance and reinsurance on bonds issued by U.S. state or municipal governmental authorities, focusing on investment grade obligations in select sectors of the municipal market. AGM is located and domiciled in New York. AGM was organized in 1984 as "Financial Security Assurance Inc." and until 2008 also offered insurance and reinsurance in the global structured finance market. (AGM's subsidiaries AGE UK and AGE SA still offer insurance and reinsurance in the global structured finance markets.) MAC is located and domiciled in New York and was organized in 2008. Assured Guaranty acquired MAC on May 31, 2012.

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

•
Assured Guaranty (Europe) plc and Assured Guaranty (Europe) SA. AGE UK and AGE SA offer financial guarantees in both the international public finance and structured finance markets. AGE UK is a U.K. incorporated company licensed as a U.K. insurance company and located in England. Through 2019, AGE UK wrote business in the U.K. and various countries throughout the European Union (EU) as well as certain other non-EU countries. AGE UK was organized in 1990 and issued its first financial guarantee in 1994. As discussed further under “-- Regulation -- United Kingdom, Position of U.K. Regulated Entities within the AGL Group” below, AGE UK has agreed with its regulator that new business it writes would be guaranteed using a co-insurance structure pursuant to which AGE UK would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE SA is a French incorporated company and has been authorized by the French insurance and banking supervisory authority, the Autorité de Contrôle Prudentiel et de Résolution, to conduct financial guarantee business, and is located in France. AGE SA was established in mid-2019 to address the impact of the withdrawal of the U.K. from the EU. AGE UK intends to transfer certain existing financial guarantees in its portfolio to AGE SA. Upon such transfer, these will become the financial guarantees of AGE SA. Through AGE SA, Assured Guaranty intends to continue to write new business in the EU. AGE UK will remain the Assured Guaranty platform that writes new business in the U.K. and certain other non-EU countries.

The Company combined the operations of its then European subsidiaries, AGE UK, Assured Guaranty (UK) plc (AGUK), Assured Guaranty (London) plc (AGLN) and CIFG Europe S.A. (CIFGE), in a transaction that was completed on November 7, 2018. Under the combination, AGUK, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGE UK (the Combination).

•
Assured Guaranty Re Ltd. and Assured Guaranty Re Overseas Ltd. AG Re and AGRO underwrite financial guaranty reinsurance, and AGRO also underwrites other specialty insurance and reinsurance that is in line with the Company's risk profile and benefits from its underwriting experience. AG Re and AGRO write business as reinsurers of third-party primary insurers and of certain affiliated companies. AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re indirectly owns AGRO, which is a Bermuda Class 3A and Class C insurer.

The Company considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios (including through reinsurance), or by commuting business that it had previously ceded. In the last several years, the Company has reassumed a number of previously ceded portfolios and has completed the acquisition of Radian Asset, CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG) (the CIFG Acquisition) and MBIA UK Insurance Limited (MBIA UK), the U.K. operating subsidiary of MBIA Insurance Corporation (MBIA) (MBIA UK Acquisition). On June 1, 2018, the Company closed a transaction with Syncora Guarantee Inc. (SGI) (SGI Transaction) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. The Company continues to investigate additional opportunities related to remaining legacy financial guaranty portfolios, but the number and size of the opportunities have decreased and there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms.

Insurance Portfolio - Financial Guaranty

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor's default on scheduled debt service payments due on the debt obligation, whether due to its insolvency or otherwise, the Company is generally required under the financial guaranty contract to pay the investor the principal and interest shortfalls then due.

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

As an alternative to traditional financial guaranty insurance, in the past the Company also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap (CDS). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the Company, as the seller of credit protection, specified as credit events in its CDS failure to pay interest and principal on the reference obligation, but the Company's rights and remedies under a CDS may be different and more limited than under a financial guaranty of an entire issuance. Due to changes in the regulatory environment, the Company has not provided credit protection in the U.S. through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business. The Company, however, has acquired or reinsured portfolios both before and after 2009 that include financial guaranty contracts in credit derivative form.

The Company also offers credit protection through reinsurance, and in the past has provided reinsurance to other financial guaranty insurers with respect to their guaranty of public finance, infrastructure and structured finance obligations. The Company believes that the opportunities currently available to it in the reinsurance market primarily consist of potentially assuming portfolios of transactions from inactive primary insurers, such as the SGI Transaction, and recapturing portfolios that it has previously ceded to third party reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

The Company's financial guaranty direct and assumed businesses provide credit protection on public finance (including infrastructure) and structured finance obligations. When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For information on the geographic breakdown of the Company's financial guaranty portfolio and revenue by country of domicile, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure and Note 4, Segment Information.

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

Renewable Energy Bonds are obligations backed by renewable energy sources, such as solar, wind farm, hydroelectric, geothermal and fuel cell.

Other Public Finance Bonds include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, and obligations of some not-for-profit organizations.

A portion of the Company's exposure to tax-backed bonds, municipal utility bonds and transportation bonds constitutes "special revenue" bonds under the United States Bankruptcy Code (Bankruptcy Code). Special revenue bonds benefit from a lien on the special revenues, after deducting necessary operating expenses, of the project or system from which the revenues are derived.

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

Sovereign and Sub-Sovereign primarily includes obligations of local, municipal, regional or national governmental authorities or agencies outside of the United States.

Renewable Energy Bonds are obligations backed by renewable energy sources, such as solar, wind farm, hydroelectric, geothermal and fuel cell.

Pooled Infrastructure Obligations are synthetic asset-backed obligations that take the form of CDS obligations or credit-linked notes that reference either infrastructure finance obligations or a pool of such obligations, with a defined deductible to cover credit risks associated with the referenced obligations.

Other Public Finance Obligations include obligations of local, municipal, regional or national governmental authorities or agencies not generally described in any of the other categories above.

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

Residential Mortgage-Backed Securities (RMBS) are obligations backed by closed-end and open-end first and second lien mortgage loans on one-to-four family residential properties, including condominiums and cooperative apartments. The Company has not insured a RMBS transaction since January 2008, although it has acquired RMBS insurance exposures since that time in connection with its acquisition or reinsurance of legacy financial guaranty portfolios. First lien mortgage loan products in these transactions include fixed rate, adjustable rate and option adjustable-rate mortgages. The credit quality of borrowers covers a broad range, including "prime," "subprime" and "Alt-A." A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics, usually as determined by credit score and/or credit history. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income.

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

Until November 2008, AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of GICs insured by AGM and reinvesting the proceeds in investments that met AGMH’s investment criteria. In June 2009, in connection with the Company's acquisition of AGMH from Dexia Holdings Inc., Dexia SA, the ultimate parent of Dexia Holdings Inc., and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM insurance policies. Some of those agreements have since terminated or expired, or been modified. As of December 31, 2019, the aggregate accreted GIC balance was approximately $1.0 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2019, the aggregate fair market value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.9 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business.

AGMH's financial products business had also issued medium term notes insured by AGM, reinvesting the proceeds in investments that met AGMH's investment criteria. As of December 31, 2019, only $199 million of insured medium term notes remain outstanding.

The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, described in Liquidity and Capital Resources, Liquidity Requirements and Sources, Insurance Subsidiaries.

Other Structured Finance Obligations are obligations backed by assets not generally described in any of the other described categories.

Insurance Portfolio - Specialty Insurance and Reinsurance

The Company also provides specialty insurance and reinsurance in transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. The Company provides such specialty insurance and reinsurance, for example, for life insurance transactions and aircraft residual value insurance (RVI) transactions.

Exposure Limits, Underwriting Procedures, and Credit Policy

Exposure Limits

The Company establishes exposure limits and underwriting criteria for obligors, sectors and countries, and for individual insurance transactions. Risk exposure limits for single obligors are based on the Company's assessment of potential frequency and severity of loss as well as other factors, such as historical and stressed collateral performance. Sector limits are based on the Company’s view of stress losses for the sector and on its assessment of correlation. Country limits are based on the size and stability of the relevant economy, and the Company’s view of the political environment and legal system. All of the foregoing limits are established in relation to the Company's capital base.

Underwriting Procedures
Each insurance transaction underwritten by the Company involves persons with different skills and backgrounds across various departments within the Company. The Company's insurance transaction underwriting teams include both underwriters and lawyers, who analyze the structure of a potential transaction and the credit and legal issues pertinent to the particular line of business or asset class, and accounting and finance personnel, who review the more complex transactions to determine the appropriate accounting treatment.
Upon completion of the underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Each credit committee decision is documented and any further requirements, such as specific terms or evidence of due diligence, are noted. The Company's credit committees assess each insurance transaction underwritten by the Company and are composed of senior officers of the Company generally excluding those senior officers responsible for business origination. The committees are organized by asset class, such as for public finance or structured finance, and along regulatory lines. For certain small transactions, the credit decision may be delegated by the credit committee to a sub-committee composed of members of the credit committee.
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

The Company focuses principally on the credit quality of the obligor based on population size and trends, wealth factors, and strength of the economy. The Company evaluates the obligor’s liquidity position; its fiscal management policies and track record; its ability to raise revenues and control expenses; and its exposure to derivative contracts and to debt subject to acceleration. The Company assesses the obligor’s pension and other post-employment benefits obligations and funding policies and evaluates the obligor’s ability to adequately fund such obligations in the future. The Company analyzes other critical risk factors including the type of issue; the repayment source; pledged security, if any; the presence of restrictive covenants and the tenor of the risk. The Company also considers the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors). The Company also considers the environmental impact and risks associated with the transaction. The Company weighs the risk of a rating agency downgrade of an obligation's underlying uninsured rating.

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

For non-U.S. infrastructure transactions, the Company reviews the type of project (e.g., utility, hospital, road, social housing, transportation or student accommodation) and the source of repayment of the debt. For certain transactions, debt service and operational expenses are covered by availability payments made by either a governmental entity or a not-for-profit entity. The availability payments are due if the project is available for use, regardless of whether the project actually is in use. The principal risks for such transactions are construction risk and operational risk. For other transactions, notably transactions secured by toll-roads and student accommodation, revenues derived from the project must be sufficient to make debt service payments as well as cover operating expenses during the concession period.

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

Prior to the global financial crisis of 2008, the Company insured non-U.S. structured finance transactions, and continues to seek opportunities to insure such transactions. If it does, it expects its underwriting process generally to be the same as for U.S. structured finance transactions described below, but with additional consideration given to factors specific to the relevant jurisdiction.
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
Importance of Financial Strength Ratings

Low financial strength ratings or uncertainty over the Company's ability to maintain its financial strength ratings for its insurance operating companies would have a negative impact on issuers' and investors' perceptions of the value of the Company's insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign to a financial guarantor. However, the models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. In addition, the models are not fully transparent, contain subjective factors and may change.

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

•
More Reliance on Qualitative Rating Criteria. In prior years, the financial strength ratings of the Company’s insurance subsidiaries were largely consistent with the rating agency’s assessment of the insurers’ capital adequacy, such that a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model. In recent years, however, both S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) and Moody’s Investors Service, Inc. (Moody’s) have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance subsidiaries significantly below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that Assured Guaranty has

“AAA” capital adequacy under the S&P model (but subject to a downward adjustment due to a “largest obligor test”) and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (offset by other factors including the rating agency’s assessment of competitive profile, future profitability and market share).

Despite the difficult rating agency process following the financial crisis, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company's insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of any of its insurance subsidiaries were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, Kroll Bond Rating Agency (KBRA) ratings were first assigned to MAC in 2013, to AGM in 2014, to AGC in 2016 and to AGE UK in 2018; an A.M. Best Company, Inc. (Best) rating was first assigned to AGRO in 2015; while a Moody's rating was never requested for MAC, was dropped from AG Re and AGRO in 2015, and was the subject of a rating withdrawal request in the case of AGC (such request was declined).

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

See Item 1A. Risk Factors, Strategic Risks captioned “A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition” and Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Ratings, for more information about the Company's ratings.

Competition

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

Assured Guaranty's principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. Over the last several years, interest rates generally have been lower than historical norms. In 2019, municipal interest rates reached new lows and credit spreads tightened further. The 30-year AAA Municipal Market Data (MMD) rate started the year off at 3.02% and ended the year at 2.09%. As a result, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond has provided comparatively little room for issuer savings and insurance premium. In the U.S. public finance market, market penetration of municipal bond insurance remained approximately 5.9% of the par amount of new issues sold for both 2019 and 2018. The Company believes the relatively low market penetration rates in 2019 and 2018 were in part due to the extremely low interest rates prevailing during most of that period.

In the U.S. public finance market, Assured Guaranty is the only financial guaranty company active before the global financial crisis of 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. Assured Guaranty has only one direct competitor for financial guaranty, Build America Mutual Assurance Company (BAM), a mutual insurance company that commenced business in 2012 and is active only in the public finance market.

The Company estimates that, of the new U.S. public finance bonds sold with insurance in 2019, the Company insured approximately 60% of the par, while BAM insured approximately 40%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors. BAM sometimes prices its guarantees for such transactions at levels the Company does not believe produces an adequate rate of return and so does not match, but BAM's pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM's and MAC's larger capital base; AGM's ability to insure larger transactions and issuances in more diverse U.S. bond sectors;

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

The Company evaluates the amount of capital it requires based on an internal capital model as well as rating agency models and insurance regulations. The Company believes it has excess capital based on these measures, and has been returning some of its excess capital to shareholders by repurchasing its common shares and paying dividends, and has been deploying some of its excess capital to acquire financial guaranty portfolios, asset management companies and alternative investments.

Asset Management

The Company completed the BlueMountain Acquisition on October 1, 2019, for a purchase price of $157 million. The Company contributed $60 million of cash to BlueMountain at closing, and contributed an additional $30 million in cash in February 2020, for certain restructuring costs and future strategic investments. As of the date of acquisition, BlueMountain managed or serviced $18.3 billion in assets across CLOs and opportunity funds that build on its corporate credit, asset-backed finance and healthcare structured capital experience, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. BlueMountain has managed structured finance, credit and special situation investments, with a track record dating back to 2003. As of December 31, 2019, BlueMountain, which now operates under the name “Assured Investment Management”, was a top-twenty CLO manager by assets under management (as reported by CreditFlux) and is led by an experienced CLO and loan research team, with a broad distribution channel. Assured Investment Management underwrites assets and structures investments while leveraging a technology-enabled risk platform.

The BlueMountain Acquisition and establishment of Assured Investment Management diversifies the Company into the asset management industry, with the goal of utilizing Assured Guaranty's core competency in credit while diversifying its revenues and expanding its marketing reach through a fee-based platform. Additionally, the Company believes that Assured Investment Management provides the Company an opportunity to deploy excess capital at attractive returns, improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company intends to initially invest $500 million of capital in funds managed by Assured Investment Management (Assured Investment Management funds) plus additional amounts in other accounts managed by Assured Investment Management. The Company intends to use these capital investments to (a) launch new products (CLOs and/or opportunity funds) on the Assured Investment Management platform and (b) enhance the returns of its own investment portfolio. As of December 31, 2019, the Company had invested approximately $79 million of the $500 million it intends to initially invest in Assured Investment Management funds.

The Company conducts its Asset Management business principally through BlueMountain Capital Management, LLC, a Delaware limited liability company located in New York. BlueMountain was organized in 2003.

Asset Management Products

CLOs are typically issued on a quarterly basis when market conditions permit and generally have a stated maturity of 12-13 years with a potential reinvestment period. Once the reinvestment period expires, the CLO’s noteholders will receive distributions through the maturity of the CLO (unless Assured Investment Management and the noteholders agree to reset the period of the CLOs for an extended reinvestment period).

Opportunity funds invest in a mix of strategies that may have higher concentrations in illiquid strategies. Typically, opportunity funds have limited redemption rights and instead offer contractual cashflow distributions based on the legal agreement of each respective opportunity fund.

In addition to CLOs and opportunity funds, the Company also manages legacy hedge and opportunity funds now subject to an orderly wind-down.

Asset Management Revenues

Fees in respect of investment advisory services are the largest components of revenues for the Asset Management segment. The Company is compensated for its investment advisory services generally through management fees charged to its advisory clients (Management Fees). The Company typically receives monthly Management Fees of 1/12 of a per annum fee of typically 1%-2% of the net assets of the hedge and opportunity funds. With respect to the CLOs, the Company typically receives a Management Fee made up of two components (i.e., a “Senior Investment Management Fee” of 0.15%-0.20%, as well as a “Subordinated Investment Management Fee” of 0.20%-0.35%, in each case, of the net assets of the CLO per annum).

In addition, with respect to CLOs and certain hedge and opportunity funds, the Company receives performance-based compensation (Performance Allocations/Fees) with respect to each calendar year or performance period, typically 10%-30% of net profits allocated to each investor in such vehicle on an annual basis, payable at the end of each year or performance period, as the case may be. With respect to CLOs and certain opportunity funds, the Company receives performance-based compensation on an internal rate of return calculation, if and to the extent a certain minimum rate of return (a “hurdle”) is exceeded. For certain hedge and opportunity funds, performance based-compensation is reduced by the amount of management fees paid over a specified period and/or subject to a “high-water mark” or loss carryforward provision. (A "high-water mark" provision typically requires that, once a performance fee is paid based on net asset value or other measure during a period, any subsequent performance fee be measured from that value, or high-water mark.)

Depending on the characteristics of the CLOs, hedge and/or opportunity funds, fees may be higher or lower. The Company reserves the right to waive some or all fees for certain investors, including investors affiliated with the Company. Further, to the extent that the Company’s hedge and/or opportunity funds are invested in the Company's managed/serviced CLOs, the Company may rebate any Management Fees and/or Performance Allocations/Fees earned from the CLOs to the extent that such fees are attributable to the hedge and opportunity funds’ holdings of CLOs also managed or serviced by the Company.

Consistent with its investment capabilities, the Company intends to continue to grow the Assured Investment Management platform's structured finance investment strategies. Since the establishment of the Assured Investment Management platform, the Company launched two opportunity funds, one focused on asset-backed finance and one focused on healthcare structured capital, with capital from the Company's Insurance segment. Also since the establishment of the Assured Investment Management platform, the Company launched two new CLOs and a CLO fund with capital from the Company's insurance segment and capital already managed in the Assured Investment Management platform.

Competition

The asset management industry is a highly competitive market. Assured Investment Management competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. Some of Assured Investment Management’s asset management competitors are substantially larger and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are also pursued by Assured Investment Management. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to Assured Investment Management and/or the Company, which may create further competitive disadvantages with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments, allowing them to consider a wider variety of investments and establish broader networks of business relationships.
Investment Portfolio

The Company's investment portfolio primarily consists of fixed maturity securities supporting its Insurance segment. The Asset Management segment and Corporate division primarily include short-term investments used to support business operations and corporate initiatives.

Investment income from the Company's investment portfolio is one of the primary sources of cash flow supporting its insurance operations and claim payments. The Company's total investment portfolio generated net investment income of $378 million, $395 million and $417 million in 2019, 2018 and 2017, respectively and equity in net earnings of investees of $4 million and $1 million in 2019 and 2018, respectively.

The Company's principal objectives in managing its investment portfolio are to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; to maximize after tax book income; to manage investment risk within the context of the underlying portfolio of insurance risk; and to preserve the highest possible ratings for each Assured Guaranty insurance operating company. If the Company's calculations with respect to its policy liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments before their maturity. The investment policies of the Company's insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the businesses. The performance of invested assets is subject to the ability of the Company and its external investment managers to select and manage appropriate investments.

Approximately 82% of the investment portfolio is externally managed by six investment managers: BlackRock Financial Management, Inc., Goldman Sachs Asset Management, L.P., New England Asset Management, Inc., Wellington Management Company, LLP, MacKay Shields LLC and Wasmer, Schroeder & Company, LLC. The Company's external investment managers have discretionary authority over the portion of the investment portfolio they manage within the limits of the investment guidelines approved by the Company's Board of Directors. Each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. BlackRock Financial Management, Inc. and Wellington Management Company LLP both own more than 5% of the Company's common shares, and the Company has a minority interest in Wasmer, Schroeder & Company, LLC. The Charles Schwab Corporation announced on February 24, 2020 that it had entered into an agreement to acquire Wasmer, Schroeder & Company, LLC, and that, subject to customary closing conditions, it expects to close the transaction in mid-2020. During the years ended December 31, 2019, 2018 and 2017, the Company recorded investment management fees and related expenses to external managers of $9 million, $9 million, and $9 million, respectively.

The Company internally manages a portion of its investment portfolio, primarily consisting of obligations that the Company purchases in connection with its loss mitigation or risk management strategy for its insured exposure (loss mitigation securities) or obtains as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties. The Company held approximately $868 million and $1,190 million of securities, based on their fair value excluding the benefit of any insurance provided by the Company, as of December 31, 2019 and December 31, 2018, respectively. The Company has made minority investments in investment managers as part of its strategy of participating in that market and also makes other unrelated investments that it believes present attractive investment opportunities.

The Company intends to use the investment knowledge and experience in Assured Investment Management to expand the categories and types of investments included in its investment portfolio by both (a) initially investing $500 million of Insurance segment assets in Assured Investment Management funds plus additional amounts in other accounts managed by

Assured Investment Management and (b) expanding the categories and types of its alternative investments not managed by Assured Investment Management.

The portion of the Insurance segment’s portfolio that is invested in Assured Investment Management funds may be excluded from the amounts reported in the investment portfolio and instead reported in assets of consolidated investment vehicles in the Company’s consolidated statement of financial position if, under accounting principles generally accepted in the U.S. (GAAP), the Company is deemed to be the primary beneficiary. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Variable Interest Entities for information on when and how such funds and CLOs require consolidation.

In instances where consolidation is required, the assets and liabilities of consolidated Assured Investment Management funds and CLOs are reported in the line items captioned “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles,” resulting in a gross-up of the Company’s consolidated assets and liabilities. Redeemable and nonredeemable noncontrolling interests are also recorded for the portion of such consolidated funds’ capital attributable to affiliated or third party investors. Changes in fair value are recorded in other income.

The fair value of the Insurance segment’s investments in Assured Investment Management funds as of December 31, 2019 was $77 million. As of December 31, 2019, all funds and the underlying CLO in which one of the consolidated funds invests, were consolidated. Such investment is not included in the amounts reported in the investment portfolio, but instead, is presented as follows on the consolidated balance sheet: assets of consolidated investment vehicles of $572 million, liabilities of consolidated investment vehicles of $482 million, and redeemable and nonredeemable noncontrolling interests of $13 million.

Risk Management Procedures

Organizational Structure

The Company's policies and procedures relating to risk assessment and risk management are overseen by its Board of Directors (the Board or AGL's Board). The Board takes an enterprise-wide approach to risk management that is designed to support the Company's business plans at a reasonable level of risk. A fundamental part of risk assessment and risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company. The Board annually approves the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statement, which articulates the Company's tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid. The involvement of the Board in setting the Company's business strategy is a key part of its assessment of management's risk tolerance and also a determination of what constitutes an appropriate level of risk for the Company.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of both (i) credit risks and (ii) other risks, including, but not limited to, market, financial, legal and operational risks (including cybersecurity risks), and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board is responsible for, among other matters, reviewing policies and processes related to risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also reviews compliance with legal and regulatory requirements (including cybersecurity requirements). The Compensation Committee of the Board reviews compensation-related risks to the Company. The Finance Committee of the Board oversees the investment of the Company's investment portfolio and the Company's capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company's financial plan. The Nominating and Governance Committee of the Board oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members.

The Company has established a number of management committees to develop enterprise level risk management guidelines, policies and procedures for the Company's insurance, reinsurance and asset management subsidiaries that are tailored to their respective businesses, providing multiple levels of review, analysis and control.

The Company's management committees responsible for enterprise risk management include:

•
Portfolio Risk Management Committee—The Portfolio Risk Management Committee is responsible for enterprise risk management for the Company on a consolidated basis and focuses on measuring and managing credit, market and liquidity risk for the Company. This committee establishes company-wide credit policy for the Company's direct and assumed insured business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company's subsidiaries. All transactions in new asset classes or new jurisdictions, or otherwise outside the Company's Board-approved risk appetite statement, must be approved by this committee.

•
U.S. Management Committee—This committee establishes strategic policy and reviews the implementation of strategic initiatives and general business progress in the U.S. The U.S. Management Committee approves risk policy at the U.S. operating company level.

The Company's management committees responsible for risk management in its Insurance segment include:

•
Risk Management Committees—The U.S., AG Re and AGRO risk management committees and the AGE UK Surveillance Committee conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They review and may revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

•
Workout Committee—This committee receives reports from surveillance and workout personnel on insurance transactions that might benefit from active loss mitigation or risk reduction, and approves loss mitigation or risk reduction strategies for such transactions.

•
Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, the U.K. Executive Risk Committee, the AG Re Reserve Committee and the AGRO Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant below-investment-grade (BIG) transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for the relevant subsidiaries, taking into consideration supporting information provided by surveillance personnel.

The Company's committees responsible for risk management in its Asset Management segment include:

•
Asset Management Investment Committees—These committees focus on consistent application of rigorous investment evaluation criteria for the Asset Management segment's investing activity. Each Asset Management segment investment committee consists of the Chief Investment Officer and two or more senior investment professionals with deep expertise in the markets relevant to each investment.

•
Asset Management Risk Committee—This focuses on preventing the Asset Management segment investment or business process from posing inappropriate risk of loss, legal or reputational damage to investors. The committee is responsible for approving Asset Management segment investment risk policy and managing the products consistently with all fiduciary objectives and constraints, including those of its affiliates. Compliance and other operational sub-committees report regularly to this committee on the full range of compliance and other operational risk matters applicable to the Asset Management segment including policies, risks and controls, audits, personal trading activity, compliance testing results, operational diligence and regulatory filings.

•
Valuation Committee—This committee focuses on consistent and objective oversight of the Asset Management segment's valuation policies and procedures. It meets monthly to review the month-end valuations prior to the release of net asset valuations (NAV) to fund investors. The month-end package includes details of estimated versus final NAV differences, securitized products price verification, valuation model reviews, price back testing, derivative valuation verification, administrator valuation reconciliation and latent price analysis. In addition, this committee convenes to review and decide on material changes to fund valuation methodology, material valuation changes on an Accounting Standards Codification (ASC) 820 Level 3 asset, pricing or valuation exceptions, valuation approach to new products, new model approval, guidelines and policies for classification of assets and changes to policies and procedures.

Enterprise Risk Management

The business units and functional areas are responsible for identifying, assessing, monitoring, reporting and managing their own risks. The Chief Risk Officer and other risk management personnel are separate from the business units and are responsible for developing the risk management framework, ensuring applicable risk management policies and procedures are followed consistently across business units, and for providing objective oversight and aggregated risk analysis. Internal Audit provides independent assurance around effective risk management design and control execution.

A risk appetite statement and risk limits have been established from an enterprise-wide and business unit perspective for specific risk categories, where appropriate. Risk management personnel monitor a variety of key risk indicators on an ongoing basis and work with the business units to take the appropriate steps to manage the Company's established risk appetites and tolerances. Risk management also uses an internally developed capital model to project potential credit losses in the insured portfolio and analyze the related capital implications for the Company, and performs stress and scenario testing to both validate model results and assess the potential financial impact of emerging risks.

Quarterly risk reporting keeps management and the Board and its Risk Oversight Committee, senior management, the business units and functional areas informed about material risk-related developments. At least once each year, risk management personnel prepare an Own Risk and Solvency Assessment for the Group and each of the operating companies (Commercial Insurer Solvency Self-Assessment for AG Re) which reports the results of capital modeling, the status of key risk indicators and any emerging risks. In addition, the Company performs in-depth reviews annually of risk topics of interest to management and the Board. To the extent potentially significant business activities or operational initiatives are considered, the Chief Risk Officer analyzes the possible impact on the Company’s risk profile and capital adequacy.

Surveillance of Insured Transactions

The Company's surveillance personnel are responsible for monitoring and reporting on the performance of each risk in its insured portfolio, including exposures in both the financial guaranty direct and assumed businesses, and tracks aggregation of risk. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend remedial actions to management. All transactions in the insured portfolio are assigned internal credit ratings, and surveillance personnel recommend adjustments to those ratings to reflect changes in transaction credit quality. The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter, although the Company may also review a rating in response to developments impacting the credit when a ratings review is not scheduled.

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

Workouts

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

Ceded Business

As part of its risk management strategy prior to the global financial crisis of 2008, the Company obtained third party reinsurance or retrocessions for various risk management purposes, and may do so again in the future. Over the past several years the Company has entered into commutation agreements reassuming portions of the previously ceded business from certain reinsurers; as of December 31, 2019, approximately 0.6%, or $1.3 billion, of its principal amount outstanding was still ceded to third party reinsurers, down from 12%, or $86.5 billion, as of December 31, 2009. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

Asset Management

The Company’s Asset Management segment risk personnel are responsible for quantifying, analyzing and reporting the risks of each asset management fund and ensuring adherence to agreed investor mandates, independent from Asset Management segment investment personnel. The Asset Management segment applies investment and risk management processes across all managed funds and investments. Investment professionals are responsible for sourcing, evaluating, structuring, executing, managing, and exiting existing investments. After the evaluation and diligence processes, and as appropriate thereafter, investment team members submit recommended actions to the relevant Asset Management segment investment committee in accordance with each strategy’s required investment procedures. The relevant Asset Management segment investment committee carefully considers the alignment of each investment with the unique objectives and constraints of the vehicle(s) to which it is allocated. Asset Management segment risk professionals further independently monitor and ensure alignment of risk taking with the objectives and constraints of each investment mandate at inception and thereafter, using both proprietary and third-party quantitative data, analytic tools, and reports.

Cybersecurity

The Company relies on digital technology to conduct its businesses and interact with market participants and vendors. With this reliance on technology comes the associated security risks from using today’s communication technology and networks.
To defend the Company's computer systems from cyberattacks, the Company uses tools such as firewalls, anti-malware software, multifactor authentication, e-mail security services, virtual private networks, third-party security experts, and timely applied software patches, among others. The Company has also engaged third-party consultants to conduct penetration tests to identify any potential security vulnerabilities. Although the Company believes its defenses against cyber intrusions are sufficient, it continually monitors its computer networks for new types of threats.

Climate Change Risk

As a financial guarantor of municipal and structured finance transactions, the Company does not take direct exposure to climate change, but does face the risk that its obligors’ ability to pay debt service will be impaired by the impact of climate related events. Beginning February 1, 2019, the Company formalized its consideration of environmental risks in its financial guaranty business by requiring that underwriting submissions include a consideration of environmental factors as part of the analysis.

The Company is also exposed indirectly to climate change trends and events that might impair the performance of securities in its investment portfolio. The portfolio consists predominantly of fixed-income assets. Nevertheless, environmental issues, including regulatory changes, changes in supply or demand characteristics of fuels, and extreme weather events, may impact the value of certain securities. The Company determined in 2016 not to make any new investments in thermal coal enterprises. In fourth quarter of 2019, the Company revised its investment guidelines to reflect its commitment to incorporating material environmental factors into its investment analysis to enhance the quality of investment decisions.

The Company has established a management environmental and social responsibility task force that is responsible for coordinating its response to climate change risk (among other matters). In May 2019 the Board established an Environmental and Social Responsibility Committee to oversee the Company's response to climate change risk, and that committee began meeting in August.

Regulation

General

The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. Reinsurers are generally subject to less direct regulation than primary insurers. The business of asset management, and the financial services industry generally, is subject to extensive regulation as well.

The Company is subject to regulation under applicable insurance-related and asset management-related statutes in the U.S., the U.K., Bermuda and elsewhere.

Regulation of Insurance Business

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

State Dividend Limitations

New York.    One of the primary sources of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM and MAC may only pay dividends out of "earned surplus," which is the portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM and MAC may each pay dividends without the prior approval of the New York Superintendent of Financial Services (New York Superintendent) that, together with all dividends declared or distributed by it during the preceding 12 months, do not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Maryland.    Another primary source of cash for the repurchases of shares and payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland's insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. A dividend or distribution to a stockholder in excess of this limitation would constitute an "extraordinary dividend," which must be paid out of "earned surplus" and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of the company's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the Maryland Insurance Commissioner (the Maryland Commissioner) of the proposed payment within five business days following declaration and at least ten days before payment. The Maryland Commissioner may declare that such dividend not be paid if it finds that AGC's policyholders' surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

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

From time to time, AGM and AGC have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations. In 2019, on the latter basis, AGM and MAC obtained the NYDFS's approval for contingency reserve releases of approximately $124 million and $25 million, respectively, and AGC obtained the MIA's approval for a contingency reserve release of approximately $4 million. The MAC and AGC releases consisted entirely of the assumed contingency reserves maintained by those companies, as reinsurers of AGM, in connection with the same insured obligations that were the subject of AGM's $124 million release. Similarly, in 2018, on the same basis, AGM and MAC obtained the NYDFS's approval for contingency reserve releases of approximately $142 million and $45 million, respectively, and AGC obtained the MIA's approval for a contingency reserve release of approximately $11 million. As in 2019, the MAC and AGC releases in 2018 consisted of the assumed contingency reserves maintained by those companies, as reinsurers of AGM, in connection with the same insured obligations that were the subject of AGM's $142 million release, except for a portion of AGC's $11 million release relating to the exposures AGC assumed in June 2018 from SGI.

Applicable New York and Maryland laws and regulations require regular, quarterly contributions to contingency reserves, but such laws and regulations permit the discontinuation of such quarterly contributions to an insurer's contingency reserves when such insurer's aggregate contingency reserves for a particular line of business (i.e., municipal or non-municipal) exceed the sum of the insurer's outstanding principal for each specified category of obligations within the particular line of business multiplied by the specified contingency reserve factor for each such category.  In accordance with such laws and regulations, and with the approval of the NYDFS and the MIA, respectively, AGM ceased making quarterly contributions to its contingency reserves for non-municipal business and AGC ceased making quarterly contributions to its contingency reserves for both municipal and non-municipal business, in each case beginning in the fourth quarter of 2014. Such cessations are expected to continue for as long as AGM and AGC satisfy the foregoing condition for their applicable line(s) of business.

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

Single-risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those listed for asset-backed or municipal obligations. Obligations not qualifying for an enhanced single-risk limit are generally subject to the "corporate" unpaid principal limit (applicable to insurance of unsecured corporate obligations) equal to 10% of the sum of the insurer's policyholders' surplus and contingency reserves. For example, "triple-X" and "future flow" securitizations, as well as unsecured investor-owned utility obligations, are generally subject to these "corporate" single-risk limits.

The New York Insurance Law and the Code of Maryland Regulations also establish aggregate risk limits on the basis of aggregate net liability insured as compared with statutory capital. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2019, the aggregate net liability of each of AGM, MAC and AGC utilized approximately 23%, 19% and 9% of their respective policyholders' surplus and contingency reserves.

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

Investments

The Assured Guaranty U.S. Insurance Subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, equity real estate, other equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. The Company believes that the investments made by the Assured Guaranty U.S. Insurance Subsidiaries complied with such regulations as of December 31, 2019. In addition, any investment must be approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

Operations of the Company's Non-U.S. Insurance Subsidiaries

In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, the business operations of the Company's reinsurance subsidiaries are affected by regulatory requirements in various U.S. states governing the ability of the ceding companies of the reinsurers to receive credit for the reinsurance on their financial statements. The Nonadmitted and Reinsurance Reform Act within the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) streamlined the regulation of reinsurance by applying single state regulation for credit for reinsurance. Under the Nonadmitted and Reinsurance Reform Act, credit for reinsurance determinations are controlled by the ceding company’s state of domicile and non-domiciliary states are prohibited from applying their credit for reinsurance laws extraterritorially. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company's state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), and loss and LAE reserves ceded to the reinsurer. The great majority of states, however, also permit a credit on the statutory financial statements of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing collateral in the form of a letter of credit, trust fund or other acceptable security arrangement. Certain of those states permit such non-licensed/non-accredited reinsurers that meet certain specified requirements to apply for certified reinsurer status. If granted, such status allows the certified reinsurer to post less than 100% collateral (the exact percentage depends on the certifying state's view of the reinsurer's financial strength) and the applicable ceding company will still qualify, on the basis of such reduced collateral, for full credit for reinsurance on its statutory financial statements with respect to reinsurance contracts renewed or entered into with the certified reinsurer on or after the date the reinsurer becomes certified. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The Company's reinsurance subsidiaries AG Re and AGRO are not licensed, accredited or approved in any state and accordingly have established trusts to secure their reinsurance obligations. In 2017, AGRO obtained certified reinsurer status in Missouri, which allows AGRO to post 10% collateral in respect of any reinsurance assumed from Missouri-domiciled ceding companies on or after the date of AGRO’s certification.

U.S. Federal Regulation

The Company’s businesses are subject to direct and indirect regulation under U.S. federal law. In particular, the Company’s derivatives activities are directly and indirectly subject to a variety of regulatory requirements under the Dodd-Frank Act. Based on the size of its subsidiaries' remaining legacy derivatives portfolios, AGL does not believe any of its subsidiaries are required to register with the Commodity Futures Trading Commission (CFTC) as a “major swap participant” or with the SEC as a "major securities-based swap participant." Certain of the Company's subsidiaries may be subject to Dodd-Frank Act requirements to post margin or to clear on a regulated execution facility future swap transactions or with respect to certain amendments to legacy swap transactions, if they enter into such transactions.

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

In addition, AG Re and AGRO are each required to file a capital and solvency return that includes its Bermuda Solvency Capital Requirement (BSCR) model (or an approved internal capital model in lieu thereof) together with schedules prescribed by the Insurance Act from time to time. AGRO’s capital and solvency return must also include, among other details, a schedule of long-term premiums written by line of business, a schedule of long-term business data, a schedule of long-term variable annuity guarantees data and reconciliation, a schedule of long-term variable annuity guarantees - internal capital model and the approved actuary’s opinion.

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

(a)
each of AG Re and AGRO is prohibited from declaring or paying any dividends during any financial year if it is in breach of its solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach (if it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the insurer will be prohibited, without the approval of the Authority, from declaring or paying any dividends during the next financial year). Dividends are paid out of each insurer's statutory surplus and, therefore, dividends cannot exceed such surplus. See "Minimum Solvency Margin and Enhanced Capital Requirements" above and "Minimum Liquidity Ratio" below;

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

The Companies Act also limits the declaration and payment of dividends and other distributions by Bermuda companies such as AGL and its Bermuda subsidiaries, which consist of AG Re, AGRO and Cedar Personnel Ltd. (Bermuda Subsidiaries). Such companies may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is and after the payment will be able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than its liabilities. The Companies Act also regulates and restricts the reduction and return of capital and paid in share premium, including the repurchase of shares. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Insurance Company Regulatory Requirements, for more information, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

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

United Kingdom

The Company combined the operations of its European insurance subsidiaries, AGE UK, AGUK, AGLN and CIFGE, in a transaction that was completed on November 7, 2018. Under the Combination, AGUK, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGE UK.

General

Each of AGE UK and Assured Guaranty Finance Overseas Ltd. (AGFOL) are subject to the U.K.'s Financial Services and Markets Act 2000 (FSMA), which covers financial services relating to deposits, insurance, investments and certain other financial products.
Under FSMA, effecting or carrying out contracts of insurance by way of business in the U.K. each constitutes a “regulated activity” requiring authorization by the appropriate regulator. An authorized insurance company must have permission for each class of insurance business it intends to write.
Insurance companies in the U.K. are authorized by the Prudential Regulation Authority (PRA) and regulated by the PRA and the Financial Conduct Authority (FCA). The PRA and the FCA were established on April 1, 2013 and are the main regulatory authorities responsible for financial regulation in the U.K. These two regulatory bodies cover the following areas:

•	the PRA, a part of the Bank of England, is responsible for prudential regulation of certain classes of financial services firms (which includes insurance companies, among others), and

•	the FCA is responsible for the conduct of business regulation of all firms and the regulation of market conduct and the prudential regulation of all non-PRA firms.
While the two regulators coordinate and cooperate in some areas, they have separate and independent mandates and separate rule-making and enforcement powers. AGE UK is regulated by both the PRA and the FCA. AGFOL is regulated by the FCA.
The PRA carries out the prudential supervision of insurance companies through a variety of methods, including the collection of information from statistical returns, the review of accountants' reports and insurers' annual reports and disclosures, visits to insurance companies and regular formal interviews. The PRA takes a risk-based approach to the supervision of insurance companies.
The primary source of rules relating to the prudential supervision of AGE UK is the Solvency II Directive (Directive 2009/138/EC) as amended (including by the Omnibus II Directive (Directive 2014/51/EU)) (together, Solvency II), which came into force and effect on January 1, 2016. The Solvency II rules continue to apply to AGE UK during the transition period to December 31, 2020 following the U.K.'s exit from the EU on January 31, 2020 (see also “U.K. referendum vote to leave the European Union” below). The PRA remains the prudential regulator for U.K. insurers such as AGE UK, under Solvency II. Solvency II provides rules on capital adequacy, governance and risk management and regulatory reporting and public disclosure. It is intended to align capital requirements with the risk profile of each European Economic Area (EEA) insurance company and to ensure adequate diversification of an insurer's or reinsurer's exposures to any credit risks of its reinsurers. AGE UK has calculated its minimum required capital according to the Solvency II criteria and is in compliance.

The PRA applies threshold conditions, which insurers must meet, and against which the PRA assesses them on a continuous basis. At a high level, these conditions are that:

•	an insurer must be a body corporate (other than a limited liability partnership), a registered friendly society or a member of The Society of Lloyd's;

•	if an insurer is a body corporate incorporated in the U.K., its head office, and in particular its mind and management, must be in the U.K;

•	an insurer's business must be conducted in a prudent manner — in particular, the insurer must maintain appropriate financial and non-financial resources;

•	the insurer must be fit and proper, and be appropriately staffed; and

•	the insurer and its group must be capable of being effectively supervised.
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
The key EU legislation that is relevant to AGFOL is the Markets in Financial Instruments Directive (Directive 2014/65/EU)(MiFID II), which harmonizes the regulatory regime for investment services and activities across the EEA and the Insurance Distribution Directive (Directive EU/2016/97) (IDD) (which came into force on October 1, 2018). This EU legislation continues to apply to AGFOL during the transition period to December 31, 2020 following the U.K's exit from the EU on January 31, 2020. AGFOL’s MiFID II activities are limited to receiving and transmitting orders and giving investment advice and it cannot hold client money. Accordingly, although it is subject to MiFID II, AGFOL is exempt from the Capital Requirements Directive and Capital Requirements Regulations, which are the EU regulations on capital for certain MiFID firms. AGFOL has therefore calculated its minimum required capital according to the FCA’s rules for non-Capital Requirements Directive firms, and is in compliance.
During the transition period following the U.K.'s exit from the EU on January 31, 2020, the regulatory regime in the U.K. will be consistent with relevant EU legislation, which is either directly applicable in, or must be implemented into national law by, all of the remaining EU member states. The key EU legislation that is relevant to AGE UK is Solvency II, which provides the framework for the solvency and supervisory regime for insurers in the U.K. and in the EEA. The key EU legislation that is relevant to AGFOL is MiFID II and the IDD (see also “U.K. referendum vote to leave the European Union” below.)
Position of U.K. Regulated Entities within the AGL Group
AGE UK is authorized by the PRA to effect and carry out certain classes of general insurance, specifically: classes 14 (credit), 15 (suretyship) and 16 (miscellaneous financial loss) for eligible counterparties and professional clients only (i.e., not retail clients). This scope of permission is sufficient to enable AGE UK to effect and carry out financial guaranty insurance and reinsurance. The insurance and reinsurance businesses of AGE UK are subject to close supervision by the PRA. AGE UK also has permission to arrange and advise on transactions it guarantees, and to take deposits in the context of its insurance business.
In 2010 it was agreed between management and AGE UK's then regulator, the Financial Services Authority (now the PRA), that new business written by AGE UK would be guaranteed using a co-insurance structure pursuant to which AGE UK would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE UK's financial guaranty for each transaction covers a proportionate share (currently fixed from 2019 at 15%) of the total exposure, and AGM or AGC, as the case may be, guarantees the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC, as the case may be, will also provide a second-to-pay guaranty to cover AGE UK's financial guaranty.
AGE UK also is the principal of Assured Guaranty Credit Protection Ltd. (AGCPL). AGCPL is not PRA or FCA authorized, but is an appointed representative of AGE UK. This means AGCPL can carry on insurance distribution activities without a license, because AGE UK has regulatory responsibility for it.
AGCPL is subject to the requirements of Regulation (EU) No 648/2012 of the European Parliament and of the Council of July 4, 2012 on over the counter (OTC) derivatives, central counterparties and trade repositories (EMIR), as amended by Regulation (EU) 2019/834 of the European Parliament and of the Council of May 20, 2019, which, as an EU regulation, is directly applicable in all the member states of the EU and in the U.K. AGCPL is the only European entity within the AGL group which has entered into derivative contracts and as such it is the only entity in the group which is directly subject to EMIR. AGCPL has notified the European Securities and Markets Authority and the FCA of its status under EMIR as a non-financial counterparty which has exceeded a clearing threshold (an NFC+). AGCPL is subject to certain requirements under EMIR with respect to its portfolio of derivative contracts including: (i) the requirement to centrally clear certain classes of standardized OTC derivatives (although AGCPL does not currently enter into such classes of derivatives, and so this requirement is not currently relevant); (ii) an obligation to employ certain risk mitigation techniques relating to derivatives that cannot be centrally cleared; and (iii) a requirement to report derivative transactions to a trade repository, whether directly or through a delegated reporting arrangement. The Company is aware that circumstances exist in which EMIR may apply to non-European entities when transacting derivatives.
AGFOL, a subsidiary of AGL, is authorized by the FCA to carry out certain investment business (and insurance distribution) activities. It may “advise on investments (except on pension transfers and pension opt outs)” relating to most investment instruments (but not including insurance contracts). In addition, it may arrange or bring about transactions in investments and make “arrangements with a view to transactions in investments," in each case in relation to investments and insurance contracts (but only “non-investment insurance contracts”). In all cases, it may deal only with clients who are eligible counterparties or professional customers (i.e., not retail clients), or, when arranging in relation to non-investment insurance contracts, commercial customers. AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places, and may not hold funds on behalf of its customers. AGFOL's permissions also allow it to introduce business to AGC and AGM, so that AGFOL can arrange financial guaranties underwritten by AGC and AGM.
Solvency II and Solvency Requirements
In the U.K., Solvency II has been transposed into national law through changes to existing provisions in the FCA and the PRA’s respective handbooks and rulebook and through amendments to primary legislation. The Solvency II “Delegated Acts,” which set out more detailed rules underlying Solvency II have direct effect in all EEA member states, and in the U.K. during the transition period to December 31, 2020 (see also “U.K. referendum vote to leave the European Union” below).
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
AGE UK has agreed with the PRA that it will use the "Standard Formula" prescribed by Solvency II for calculation of its capital requirements.
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
Solvency II contains a regime for the supervision of groups, including groups in which the parent undertaking has its head office in a country that is outside the EEA. The treatment of such groups in part depends on whether the jurisdiction in which the non-EEA parent has its head office is determined to have a supervisory regime which is equivalent to the Solvency II regime. In the absence of such a determination, the Solvency II rules on supervision apply to the group on a worldwide basis, unless the PRA elects to apply “other methods” which ensure appropriate supervision. AGE UK is a direct subsidiary of a U.S. parent company.
The PRA has issued a Direction to AGE UK which confirms the “other methods” that the PRA will apply to ensure appropriate supervision. These include, among other things, requirements for AGE UK to provide the PRA with certain information, in relation to the group's risk management, risk exposures and solvency assessment. The Direction applies from November 12, 2018 until October 1, 2020, unless it is revoked earlier or no longer applicable.

Restrictions on Dividend Payments
U.K. company law prohibits each of AGE UK and AGFOL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA's capital requirements may in practice act as a restriction on dividends for AGE UK.
Reporting Requirements
U.K. insurance companies must prepare their financial statements under the Companies Act 2006, which requires the filing with Companies House of audited financial statements and related reports. In addition, starting January 1, 2016, the reporting requirements for U.K. insurance companies were modified by Solvency II. AGE UK is required to produce certain key reports including an annual Solvency and Financial Condition Report, Regular Supervisory Report and an ORSA, the latter as part of the so-called “Pillar 2” individual capital assessment requirements.
The PRA will review each firm’s ORSA and then consider whether in its view the firm needs to hold capital in excess of its Pillar 1 capital (see “Solvency II and Solvency Requirements” above) and, if so, may impose a “capital add-on.” The prescribed information to be contained in the ORSA, as well as the frequency with which the assessment must be carried out, is subject to guidance issued by the European Insurance and Occupational Pensions Authority in September 2015 and supervisory statements issued by the PRA. The PRA has advised AGE UK that it is not imposing a capital add-on at this time. The PRA may determine to impose a capital add-on in relation to AGE UK in the future.
Supervision of Management
AGE UK and AGFOL are subject to the rules contained in the Senior Managers and Certification Regime. This requires that individuals undertaking particular roles need to be registered with the relevant UK regulator as undertaking a “Senior Management Function”. This broadly includes individuals undertaking the executive functions and the oversight functions of each entity. For firms that are regulated by both the PRA and FCA, such as AGE UK, certain roles are supervised by the PRA and certain roles are supervised by the FCA. For firms that are regulated by the FCA only, such as AGFOL, all the relevant roles are supervised by the FCA.
Change of Control
Under FSMA, when a person decides to acquire or increase “control” of a U.K. authorized firm (including an insurance company) they must give the PRA (if regulated by the PRA and FCA) or the FCA (if regulated solely by the FCA) notice in writing before making the acquisition. The PRA and the FCA have up to 60 working days (without including any period of interruption) in which to assess a change of control case. Any person (a company or individual) that directly or indirectly acquires 10% or 20% (depending on the type of firm, the “Control Percentage Threshold”) or more of the shares, or is entitled to exercise or control the exercise of the Control Percentage Threshold or more of the voting power, in a U.K. authorized firm or its parent undertaking is considered to “acquire control” of the authorized firm. Broadly speaking, the 10% threshold applies to banks, insurers and reinsurers (but not brokers) and MiFID investment firms, and the 20% threshold to insurance brokers and certain other firms that are non-directive firms.
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

“Passporting”
During the transition period to December 31, 2020 under the withdrawal agreement, EU directives allow AGE UK and AGFOL to conduct business in the other remaining EU states where they are authorized by the PRA or FCA under a single market directive. This right extends to the EEA. A firm taking advantage of a right under a single market directive to conduct business in an EEA state can rely on its "home state" authorization. This ability to operate in other jurisdictions of the EEA on the basis of home state authorization and supervision is sometimes referred to as “passporting.” Each of AGE UK and AGFOL is passported to conduct business in certain remaining EEA states. Passporting is not applicable to firms not authorized in the EEA or the U.K., such as AGM and AGC. Accordingly, the co-insurance model described above cannot be “passported” throughout the EEA. Instead, it is a question of local law in each remaining EEA member state as to whether AGM's or AGC’s participation in a co-insurance structure, protecting insureds or risks located in that jurisdiction, would amount to the conduct of insurance business in that jurisdiction. (See also “U.K. referendum vote to leave the European Union” below.)
Fees and Levies
Each of AGE UK and AGFOL is subject to regulatory fees and levies based on, in respect of AGE UK its gross premium income and gross technical liabilities and, in respect of AGFOL, its annual income. These fees are collected by the FCA (though they relate to regulation by both the PRA and the FCA). The PRA and the FCA also require authorized firms, including authorized insurers, to participate in an investors' protection fund, known as the Financial Services Compensation Scheme. The Financial Services Compensation Scheme was established to compensate consumers of financial services firms, including the buyers of insurance, against failures in the financial services industry. Eligible claimants (identified in the Policyholder Protection section of the PRA Rulebook and the Compensation section of the FCA Handbook) may be compensated by the Financial Services Compensation Scheme when an authorized firm (including an insurer or insurance distributor) is unable, or likely to be unable, to satisfy policyholder claims. General insurance in class 14 (credit) is not protected by the Financial Services Compensation Scheme, nor is reinsurance in any class; however, other direct insurance classes written by AGE UK are covered (namely, classes 15 (suretyship) and 16 (miscellaneous financial loss)).
Material Contracts

AGM provides support to AGE UK through a quota share and excess of loss reinsurance agreement (the AGM Reinsurance Agreement) and a net worth maintenance agreement (the AGE UK Net Worth Agreement).

The versions of such agreements currently in force became effective on November 7, 2018 upon completion of the Combination. These new agreements clarified the application of the prior agreements to AGE UK upon the Combination. They also incorporated changes to certain terms of the prior agreements requested by the PRA during its review of the Combination, including a change to the amount of collateral that AGM is obligated to post to secure its reinsurance of AGE UK. Except for such changes, the new agreements do not materially alter the terms or coverage of the prior agreements.

The AGM Reinsurance Agreement - Quota Share Reinsurance: Under the quota share cover of the prior AGM Reinsurance Agreement AGM reinsured between approximately 95% - 99% of AGE UK's retention of each AGE UK financial guaranty insurance policy after cessions to other reinsurers. Such range of proportionate reinsurance by AGM was the result of a formula in the prior AGM Reinsurance Agreement that fixed AGM’s reinsurance of AGE UK policies issued during a particular calendar year based upon the respective prior year-end capitalization of AGE UK and AGM.

The AGE UK policies reinsured pursuant to the prior AGM Reinsurance Agreement were limited to ones issued in 2011 and prior years because:

(a) AGE UK and AGM in 2011 implemented a co-guarantee structure pursuant to which (i) AGE UK, rather than guaranteeing directly all of the obligations issued in a particular transaction, directly guarantees, instead, only the portion of the guaranteed obligations in an amount equal to what would have been AGE UK's pro rata retention percentage under the quota share cover of the prior AGM Reinsurance Agreement, (ii) AGM directly guarantees the balance of the guaranteed obligations, and (iii) AGM also provides a second-to-pay guarantee for AGE UK's portion of the guaranteed obligations; and

(b) the prior AGM Reinsurance Agreement excluded AGE UK’s insured portion of the co-guaranteed obligations from reinsurance by AGM, and all AGE UK business since 2011 has consisted of transactions insured pursuant to such co-guarantee structure.

The new AGM Reinsurance Agreement maintains in place AGM’s proportionate reinsurance of all AGE UK policies covered under the prior AGM Reinsurance Agreement. The new agreement provides, however, that to the extent AGE UK issues a future qualifying policy without utilizing the co-guarantee structure described above, AGM will reinsure a fixed 85% share of AGE UK’s gross liabilities under such policy, rather than a percentage share based on AGE UK’s and AGM’s respective prior year-end capitalization. Similarly, the percentages of a future transaction’s obligations that AGE UK and AGM co-guarantee will be split 15% by AGE UK and 85% by AGM, so that AGM’s co-guaranteed portion continues to mirror the percentage of quota share reinsurance AGM otherwise would provide for the transaction under the new AGM Reinsurance Agreement.

The AGM Reinsurance Agreement - Excess of Loss Reinsurance: Under the excess of loss cover of the prior AGM Reinsurance Agreement, AGM was obligated to pay AGE UK quarterly the amount, if any, by which (i) the sum of (a) AGE UK’s incurred losses calculated in accordance with U.K. GAAP as reported by AGE UK in its financial returns filed with the PRA and (b) AGE UK’s paid losses and LAE, in both cases net of all other performing reinsurance, including the reinsurance provided by the Company under the quota share cover of the AGM Reinsurance Agreement, exceeded (ii) an amount equal to (a) AGE UK’s capital resources under U.K. law minus (b) 110% of the greatest of the amounts as might be required by the PRA as a condition for AGE UK to maintain its authorization to carry on a financial guarantee business in the U.K. The new AGM Reinsurance Agreement provides this same form of excess of loss reinsurance; it simply clarifies that such reinsurance covers the legacy portfolios transferred to AGE UK by AGUK, AGLN and CIFGE in addition to the legacy AGE UK policies reinsured under the prior AGM Reinsurance Agreement.

Other Provisions of the AGM Reinsurance Agreement: Under the new AGM Reinsurance Agreement, AGM’s required collateral is 102% of the sum of AGM’s assumed share of the following for all AGE UK policies for which AGM provides proportionate reinsurance: (a) AGE UK’s unearned premium reserve (net of AGE UK’s reinsurance premium payable to AGM); (b) AGE UK’s provisions for unpaid losses and allocated loss adjustment expenses (net of any salvage recoverable), and (c) any unexpired risk provisions of AGE UK, in each case (a) - (c) as calculated by AGE UK in accordance with U.K. GAAP. This new, post-Combination collateral measure is in contrast to (i) AGM’s collateral measure prevailing from December 2014 through 2015, which was based, in part, upon the losses expected to be borne by AGM (and two other affiliated reinsurers of AGE UK, AG Re and AGRO) at the 99.5% confidence interval under the PRA’s FG Benchmark Model; and (ii) AGM’s collateral measure prevailing from 2016 up to the time of the Combination, which was based on the same losses calculated under AGE UK’s internal capital requirement model instead of the FG Benchmark Model. As a result of this new collateral measure, AGM’s total collateral required for AGE UK increased by approximately $52 million upon the Combination. AGM funded such increase promptly following the Combination.

The quota share and excess of loss covers under the prior AGM Reinsurance Agreement excluded transactions guaranteed by AGE UK on or after July 1, 2009 that were not municipal, utility, project finance or infrastructure risks or similar types of risks. The new AGM Reinsurance Agreement retains the same exclusion. The old AGM Reinsurance Agreement also permitted AGE UK to terminate the agreement upon the following events: a downgrade of AGM’s ratings by Moody’s below Aa3 or by S&P below AA- if AGM fails to restore its rating(s) to the required level within a prescribed period of time; AGM's insolvency; failure by AGM to maintain the minimum capital required by its domiciliary jurisdiction; or AGM filing a petition in bankruptcy, going into liquidation or rehabilitation or having a receiver appointed. The new AGM Reinsurance Agreement preserves these same termination rights by AGE UK, and also adds an additional termination right enabling AGE UK to terminate the agreement should AGM fail to maintain its required collateral.

The AGE UK Net Worth Agreement: Pursuant to the prior AGE UK Net Worth Agreement, AGM was obligated to cause AGE UK to maintain capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition for AGE UK to maintain its authorization to carry on a financial guarantee business in the U.K., provided that AGM's contributions (a) did not exceed 35% of AGM's policyholders' surplus on an accumulated basis as determined by the laws of the State of New York, and (b) were in compliance with Section 1505 of the New York Insurance Law. AGM’s obligation remains the same under the new AGE UK Net Worth Agreement, which simply clarifies that it applies to AGE UK’s expanded insurance and investment portfolios resulting from the Combination. AGM has never been required to make a contribution to AGE UK's capital under any version of the AGE UK Net Worth Agreement - either the current agreement or any prior net worth maintenance agreements. The new AGE UK Net Worth Agreement also permits AGE UK to terminate such agreement without also triggering an automatic termination of the AGM Reinsurance Agreement (as would have occurred under the prior AGE UK Net Worth Agreement).

The NYDFS approved each of the changes described above to the AGM Reinsurance Agreement and AGE UK Net Worth Maintenance Agreement.

AGC’s Support Agreements in Respect of AGUK: Prior to the Combination, the Company's affiliate, AGC, provided support to AGUK through a Further Amended and Restated quota share reinsurance agreement (the AGC Quota Share Agreement), a Further Amended and Restated excess of loss reinsurance agreement (the AGC XOL Agreement), and a Further Amended and Restated net worth maintenance agreement (the AGUK Net Worth Agreement). The latter two agreements were terminated effective upon the Combination because AGUK’s legacy policies became part of AGE UK’s portfolio upon the Combination and, therefore, are now covered by the excess of loss portion of the new AGM Reinsurance Agreement and the new AGE UK Net Worth Maintenance Agreement, as described above. The AGC Quota Share Agreement, pursuant to which AGC provided 90% quota share reinsurance of AGUK’s legacy policies, was also terminated upon the Combination, but it was replaced with a new quota share reinsurance agreement between AGE UK and AGC (the New AGC Reinsurance Agreement). This new agreement preserves AGC’s 90% quota share reinsurance of the legacy AGUK policies that are now part of AGE UK’s portfolio, but it has no application to new business written by AGE UK following the Combination. The new AGC Reinsurance Agreement also imposes a new collateral requirement on AGC that is the same as AGM’s collateral requirement under the new AGM Reinsurance Agreement, as described above, except that AGC continues also to post as collateral its share of an AGE UK-guaranteed (formerly, pre-Combination, AGUK-guaranteed) triple-X insurance bond that had been purchased by AGC for loss mitigation (as AGC had similarly done under the prior AGC Quota Share Agreement).

The MIA approved the termination of the prior AGC XOL Agreement, AGUK Net Worth Agreement and the AGC Quota Share Agreement and the replacement of the latter with the New AGC Reinsurance Agreement.

U.K. referendum vote to leave the European Union

On June 23, 2016, the U.K. voted in a national referendum to withdraw from the EU. The result of the referendum did not legally oblige the U.K. to exit the EU (a so-called Brexit). However, on March 29, 2017 the U.K. government served notice to the European Council of its desire to withdraw in accordance with Article 50 of the Treaty on European Union (Article 50).

Article 50 envisages a negotiation period leading to an exit on a mutually agreed date. As part of the negotiations, the U.K. sought a transition period during which it would cease to be a member state of the EU, but would continue to have rights and obligations under EU law, other than the right to participate formally in the EU decision making process, and EU legislation would remain in force. A withdrawal agreement was agreed by the U.K. Government and EU and the U.K. Parliament approved the withdrawal agreement so that the UK left the EU on January 31, 2020. Under the terms of the withdrawal agreement the transition period will end on December 31, 2020 and the U.K. Government is stating that this will not be extended, although the terms of the withdrawal agreement do allow for an extension to the transition period.

As a result of the approval of the withdrawal agreement, the current law relating to the Company's operations in the EU remains the same during the transition period. Negotiations will be ongoing during the transition period between the U.K. and EU to determine the wider terms of the U.K.’s future relationship with the EU, including the terms of trade between the U.K. and the EU. Given the lack of clarity on the ultimate post-Brexit relationship between the U.K. and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its operations, both inside and outside the U.K. If the U.K. and EU fail to agree the U.K.'s future relationship with the EU during the transition period then the U.K. will leave the EU on December 31, 2020 without a trade deal in place. This would create considerable uncertainty as to the ongoing relationship between the U.K. and the EU and a likely negative impact on all parties.

A further question arising from Brexit is whether U.K. authorized financial services firms such as AGE UK will continue to enjoy passporting rights to the other 27 EEA states after Brexit. As a consequence, Assured Guaranty has established a new subsidiary in Paris, France, in order to continue with the ability to write new business, and to service existing business, in those other EEA states.

Until the end of the transition period under the withdrawal agreement, EU legislation will remain in force and the role of EU institutions will be unchanged. At the end of the transition period, in the absence of any agreement to the contrary, all treaty obligations would lapse, directives, directly effective decisions and regulations (as well as rulings of the Court of Justice of the EU) would cease to apply and the competencies of EU institutions would fall away.

The U.K. Government has passed legislation under which most EU regulation, EU decision or EU tertiary legislation would, to the extent possible, form part of U.K. law on and after the date the U.K. exits the EU. Under this legislation Solvency II is brought into U.K. law in substantially the same form as it has on the day the U.K. exits the EU. Retaining Solvency II in substantially its current form should make it easier for the U.K. to obtain a ruling of “equivalence” from the European Commission under Solvency II, which would accord insurers certain advantages when it comes to the Solvency II rules on reinsurance, the calculation of group capital and group supervision.

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

See the Risk Factor captioned “Changes in applicable laws and regulations resulting from the withdrawal of the U.K. from the EU may adversely affect the Company” under Risks Related to GAAP, Applicable Law and Litigation, in Item 1A, Risk Factors.
France

As an insurance company licensed in France, AGE SA is regulated by the Autorité de Contrôle Prudentiel et de Résolution (ACPR) and is subject to the provisions of Solvency II as well as related EU delegated regulations as implemented in France, and by the French Insurance Code and the Monetary and Financial Code, both of which set out the primary rules governing the insurance industry in France. Additional laws and regulations laid down in the Civil Code and other codes as well as the "soft law" issued by the ACPR (codes of conduct, guidelines, communications and binding recommendations) may apply to French insurance companies such as AGE SA.

Regulation of Asset Management Business

United States

AGL has three operating asset management subsidiaries: BlueMountain and BlueMountain CLO Management, LLC (BlueMountain CLO Management), each of which is domiciled in the United States and is registered as an investment adviser with the SEC, and Blue Mountain Capital Partners (London) LLP (BlueMountain London), a U.K. domiciled “relying adviser” which is not independently registered with the SEC. Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the Advisers Act). As registered investment advisers, BlueMountain and BlueMountain CLO Management require periodic reports on Forms ADV, which are publicly available. The Advisers Act imposes requirements on registered advisers, including the maintenance of a Code of Ethics addressing potential conflicts of interest, an effective compliance program, recordkeeping and reporting, disclosure, limitations on agency cross and principal transactions between an adviser and its advisory clients and general anti-fraud prohibitions. BlueMountain is also registered with the CFTC as a commodity pool operator and is a member of the National Futures Association (NFA). BlueMountain London is registered as a commodity trading advisor with the CFTC and is a member of the NFA. Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the Commodity Exchange Act). The requirements of the Commodity Exchange Act relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct and general anti-fraud prohibitions.

In addition, private funds advised by BlueMountain, BlueMountain CLO Management and BlueMountain London rely on exemptions from various requirements of the Securities Act, the Exchange Act, the U.S. Investment Company Act of 1940, as amended, the Commodity Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended. These exemptions are highly complex and may in certain circumstances depend on compliance by third parties which are not controlled by the Company.

United Kingdom

BlueMountain London is authorized by the FCA as an investment manager in the United Kingdom. The FSMA and rules promulgated thereunder, together with certain additional legislation (derived from both EU and U.K. sources), govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, and discretionary management services, the use and safekeeping of client funds and securities, regulatory capital, organizational arrangements, recordkeeping, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures.

Tax Matters

United States Tax Reform

Tax reform commonly referred to as the 2017 Tax Cuts and Jobs Act (Tax Act) was passed by the U.S. Congress and was signed into law on December 22, 2017. The Tax Act lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and required a one-time tax on a deemed repatriation of untaxed earnings of non-U.S. subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the Tax Act also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the Tax Act included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and United States persons investing in such companies. For example, the Tax Act includes a base erosion and anti-abuse tax (BEAT) that could make affiliate reinsurance between United States and non-U.S. members of the Company's group economically unfeasible. In addition, the Tax Act introduced a current tax on global intangible low taxed income that may result in an increase in U.S. corporate income tax imposed on the Company's U.S. group members with respect to earnings of their non-U.S. subsidiaries. As discussed in more detail below, the Tax Act also revised the rules applicable to passive foreign investment companies (PFICs) and controlled foreign corporations (CFCs). Although the Company is currently unable to predict the ultimate impact of the Tax Act on its business, shareholders and results of operations, it is possible that the Tax Act may increase the U.S. federal income tax liability of U.S. members of the group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (RPII) are subject to change, possibly on a retroactive basis. Currently there are only proposed regulations regarding the application of the PFIC rules to an insurance company. Additionally, the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation and Note 17, Income Taxes.

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

Non-U.S. insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re or another of the Company's Bermuda subsidiaries is considered to be engaged in the conduct of an insurance business in the U.S. and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Internal Revenue Code of 1986, as amended (the Code), could subject a significant portion of AG Re's or another of the Company's Bermuda subsidiary's investment income to U.S. income tax.

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

As a U.K. tax resident, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (HMRC). AGL will be subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The rate of corporation tax is currently 19%. AGL has also registered in the U.K. to report its value added tax (VAT) liability. The current rate of VAT is 20%.

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

United States Taxation

This discussion is based upon the Code, the regulations promulgated thereunder and any relevant administrative rulings or pronouncements or judicial decisions, all as in effect on the date of filing and as currently interpreted, and does not take into account possible changes in such tax laws or interpretations thereof, which may apply retroactively. This discussion does not include any description of the tax laws of any state or local governments within the U.S. or any foreign government.

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

Classification of AGL or its Non-U.S. Subsidiaries as a CFC.   Each 10% U.S. Shareholder (as defined below) of a non-U.S. corporation that is a CFC at any time during a taxable year that owns, directly or indirectly through non-U.S. entities, shares in the non-U.S. corporation on the last day of the non-U.S. corporation's taxable year on which it is a CFC, must include in its gross income, for U.S. federal income tax purposes, its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a non-U.S. insurance corporation typically includes non-U.S. personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., constructively)) more than 50% of the total combined voting power of all classes of voting stock of such non-U.S. corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock or more than 25% of the total value of the stock is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A "10% U.S. Shareholder" is a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively) at least 10% of the total combined voting power or value of all classes of stock of the non-U.S. corporation. The Tax Act expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in the Company's organizational documents that cut back voting power to potentially avoid 10% U.S. Shareholder status will no longer mitigate the risk of 10% U.S. Shareholder status. AGL believes that because of the dispersion of AGL's share ownership, no U.S. Person who owns shares of AGL directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively), 10% or more of the total voting power or value of all classes of shares of AGL or any of its non-U.S. subsidiaries. However, AGL’s shares may not be as widely dispersed as the Company believes due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S. Person who owns the Company's shares will not be characterized as a 10% U.S. Shareholder. In addition, the direct and indirect subsidiaries of Assured Guaranty US Holdings Inc. (AGUS) are characterized as CFCs and any subpart F income generated will be included in the gross income of the applicable domestic subsidiaries in the AGL group.

The RPII CFC Provisions.    The following discussion generally is applicable only if the gross RPII of AG Re or any other non-U.S. insurance subsidiary that either (i) has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. federal tax purposes or (ii) is not a CFC owned directly or indirectly by AGUS (each a "Foreign Insurance Subsidiary" or collectively, with AG Re, the "Foreign Insurance Subsidiaries") is 20% or more of the Foreign Insurance Subsidiary's gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which the Foreign Insurance Subsidiary's gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although the Company cannot be certain, it believes that each Foreign Insurance Subsidiary has been, in prior years of operations, and will be, for the foreseeable future, either below the 20% threshold or in compliance with the requirements of 20% Ownership Exception for each tax year.

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

Basis Adjustments.    A RPII shareholder's tax basis in its common shares will be increased by the amount of any RPII the shareholder includes in income. The RPII shareholder may exclude from income the amount of any distributions by AGL out of previously taxed RPII income. The RPII shareholder's tax basis in its common shares will be reduced by the amount of such distributions that are excluded from income.

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

Information Reporting.    Under certain circumstances, U.S. Persons owning shares (directly, indirectly or constructively) in a non-U.S. corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by (i) a person who is treated as a RPII shareholder, (ii) a 10% U.S. Shareholder of a non-U.S. corporation that is a CFC at any time during any tax year of the non-U.S. corporation and who owned the stock on the last day of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a non-U.S. corporation and as a result thereof owns 10% or more of the voting power or value of such non-U.S. corporation, whether or not such non-U.S. corporation is a CFC. For any taxable year in which AGL determines that the 20% Gross Income Exception and the 20% Ownership Exception does not apply, AGL will provide to all U.S. Persons registered as shareholders of its shares a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties. In addition, U.S. shareholders should consult their tax advisors with respect to other information reporting requirements that may be applicable to them.

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

Dispositions of AGL's Shares.    Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these shares exceeds one year, any gain will be subject to tax at the marginal tax rate applicable to long term capital gains.

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

The insurance income exception originally was intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The Company expects, for purposes of the PFIC rules, that each of AGL's insurance subsidiaries is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. However, the Tax Act limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to runoff-related or rating-related circumstances) (the Reserve Test). Further, the U.S. Treasury Department and the IRS recently issued proposed regulations (the 2019 Proposed Regulations) intended to clarify the application of the PFIC provisions to a non-U.S. insurance company and provide guidance on a range of issues relating to PFICs including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and the extension of the look-through rule to 25% or more owned partnerships. The 2019 Proposed Regulations define insurance liabilities for purposes of the Reserve Test, tighten the Reserve Test and the statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of the 10% test. These 2019 Proposed Regulations also provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities (taking into account activities of officers and employees of certain related entities in certain cases). The 2019 Proposed Regulations also provide that an active conduct percentage test must be satisfied for the insurance company exception to apply, which test compares the expenses for services of officers and employees of the non-U.S. insurer and certain related entities incurred for the production of premium and certain investment income to all such expenses regardless of the service provider. The 2019 Proposed Regulations also introduce attribution rules that, taken together with other provisions of the regulations, could result in a U.S. Person that directly owns any shares in a non-PFIC being treated as an indirect shareholder of a lower tier PFIC subject to the general PFIC rules described herein. The 2019 Proposed Regulations will not be effective until adopted in final form. The Company believes that, based on the application of the PFIC look-through rules described above and the Company's plan of operations for the current and future years, AGL should not be characterized as a PFIC. However, as the Company cannot predict the likelihood of finalization of the 2019 Proposed Regulations or the scope, nature, or impact of the proposed regulations on us, should they be formally adopted or enacted or whether the Company's non-U.S. insurance subsidiaries will be able to satisfy the Reserve Test in future years and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC. Prospective investors should consult their tax advisor as to the effects of the PFIC rules.

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

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 92,525,850 common shares were issued and outstanding as of February 25, 2020. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "Acquisition of Common Shares by AGL" below.

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

Employees

As of December 31, 2019, the Company had 441 employees including 134 employees from BlueMountain. None of the Company's employees are subject to collective bargaining agreements. The Company believes that employee relations are satisfactory.

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

Risks Related to Economic, Market and Political Conditions and Natural Phenomena

The Company's business, liquidity, financial condition and stock price may be adversely affected by developments in the U.S. and world-wide financial markets and economy generally.

The Company's profitability, financial position, insured portfolio, investment portfolio, assets under management (AUM), cash flow, statutory capital and stock price could be materially affected by the U.S. and global financial markets and economy generally.

In recent years, the global financial markets and economy generally have been impacted by political events such as trade confrontations between the U.S. and traditional allies and between the U.S. and China as well as the process of withdrawal of the U.K. from the EU (commonly known as ‘Brexit’). The global economic and political systems also have been impacted by events in the Middle East and Eastern Europe, as well as Africa and Southeast Asia, and could be impacted by other events in the future, including natural and man-made disasters and pandemics.

These and other risks could materially and negatively affect the Company’s ability to access the capital markets, the cost of the Company's debt, the demand for its credit enhancement and asset management products, the amount of losses incurred on transactions it guarantees, the value and performance of its investment portfolio (including its alternative investments), the value of its AUM and amount of its related asset management fees, the financial ratings of its insurance subsidiaries, and the price of its common shares.

Some of the state and local governments and entities that issue obligations the Company insures are experiencing significant budget deficits and pension funding and revenue shortfalls that could result in increased credit losses or impairments and capital charges on those obligations.

Some of the state and local governments that issue the obligations the Company insures have experienced significant budget deficits and pension funding and revenue collection shortfalls that required them to significantly raise taxes and/or cut spending in order to satisfy their obligations. While the U.S. government has provided some financial support and although overall state revenues have increased in recent years, significant budgetary pressures remain, especially at the local government level and in relation to retirement obligations. Certain local governments, including ones that have issued obligations insured by the Company, have sought protection from creditors under chapter 9 of the U.S. Bankruptcy Code as a means of restructuring their outstanding debt. In some recent instances where local governments were seeking to restructure their outstanding debt, pension and other obligations owed to workers were treated more favorably than senior bond debt owed to the capital markets. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its public finance obligations, which could materially and adversely affect its business, financial condition and results of operations. If such issuers succeed in restructuring pension and other obligations owed to workers so that they are treated more favorably than obligations insured by the Company, such losses or impairments could be greater than the Company otherwise anticipated when the insurance was written.

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

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated or uninsured securities, fluctuate due to a number of factors and are sensitive to the absolute level of interest rates, current credit experience and investors' risk appetite. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. Issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, this results in decreased demand or premiums obtainable for financial guaranty insurance. The continued persistence of low interest rate levels and or low credit spreads by historical standards could continue to dampen demand for financial guaranty insurance.

Conversely, in a deteriorating credit environment, credit spreads increase and become "wide," which increases the interest cost savings that financial guaranty insurance may provide and can result in increased demand for financial guaranties by issuers. However, if the weakening credit environment is associated with economic deterioration, the Company's insured portfolio could generate claims and loss payments in excess of normal or historical expectations. In addition, increases in market interest rate levels could reduce new capital markets issuances and, correspondingly, cause a decreased volume of insured transactions.

The Company may be subjected to significant risks from individual or correlated exposures.

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

In addition, because the Company insures or reinsures municipal bonds, it may have significant exposures to single municipal risks; see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Insured Portfolio, for a list of the Company's ten largest municipal risks by revenue source. While the Company's risk of a complete loss, where it would have to pay the entire principal amount of an issue of bonds and interest thereon with no recovery, is generally lower for municipal bonds, most of which are backed by tax or other revenues, than for corporate bonds, there can be no assurance that a single default by a municipality would not have a material adverse effect on the Company's results of operations or financial condition.

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

The Company is exposed to correlation risk across the various assets the Company insures and in which it invests. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs for idiosyncratic reasons or as a result of issues in a single asset class (so impacting only transactions in that sector). During a broad economic downturn, a wider range of the Company's insurance and investment portfolios could be exposed to stress at the same time. This stress may manifest itself in any or all of the following: ratings downgrades of insured risks, which may require more capital in the Company’s insurance subsidiaries; a reduction in the value of the Company’s investments and /or AUM; and actual defaults and losses in its insurance and / or investment portfolios. In addition, while the Company's insurance portfolio has experienced many catastrophic events in the past without material loss, unexpected catastrophic events may have a material adverse effect upon the Company's insured portfolio and/or its investment portfolios, especially where the obligor is already under financial stress. For example, Hurricane Maria negatively impacted the Company’s insurance exposure to Puerto Rico and its related authorities and public corporations.

Claim payments on obligations of the Commonwealth of Puerto Rico and its related authorities and public corporations insured by the Company in excess of those expected by the Company or recoveries below those expected by the Company could have a negative effect on the Company's liquidity and results of operations.

The Company has an aggregate $4.3 billion net par exposure as of December 31, 2019 to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations, and claim payments on such insured exposures in excess of those expected by the Company could have a negative effect on the Company's liquidity and results of operations. Most of the Puerto Rican entities with obligations insured by the Company have defaulted on their debt service payments, and the Company has paid claims on them. The total net expected loss the Company carries related to such exposures is net of a significant credit for estimated recoveries on claims already paid, and recoveries below those expected by the Company could also have a negative effect on the Company's liquidity and results of operations.

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

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and widespread devastation. Damage to the Commonwealth’s infrastructure, including the power grid, water system and transportation system, was extensive, and has impacted the ability and willingness of Puerto Rican obligors to make timely and full debt service payments and participants’ efforts to resolve the Commonwealth’s financial issues under PROMESA. More recently, beginning on December 28, 2019, and progressing into early 2020, Puerto Rico has been struck by a swarm of earthquakes, including at least 11 that were of magnitude 5 or greater based on the the Richter magnitude scale. While not nearly as deadly or destructive as Hurricane Maria, the earthquakes have damaged buildings and infrastructure, including the power grid.

The final shape, timing and validity of responses to Puerto Rico’s distress eventually enacted or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the impact, after resolution of any legal challenges, of any such responses on obligations insured by the Company, are uncertain, but could be significant. Additional information about the Company's exposure to Puerto Rico and legal actions it has initiated may be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure, Exposure to Puerto Rico.

Changes in attitudes toward debt repayment could negatively impact the Company’s financial guaranty business.

The likelihood of debt repayment is impacted by both the ability and the willingness of the obligor to repay their debt. Debtors generally understand that debt repayment is not only a legal obligation but is also appropriate, and that a failure to repay their debt will impede their access to debt in the future. To the extent societal attitudes toward the repayment of debt by struggling obligors softens and such obligors believe there to be less of a penalty for nonpayment, some struggling debtors may be more likely to default and, if they default, less likely to agree to repayment plans they view as burdensome. If the issuers of the obligations in the Company's public finance portfolio become unwilling to raise taxes, decrease spending or receive federal assistance in order to repay their debt, the Company may experience increased levels of losses or impairments on its public finance obligations, which could materially and adversely affect its business, financial condition and results of operations.

Global climate change may impact the Company’s insurance and investment portfolios.

Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, and have been blamed for a gradual increase in global average temperatures and an apparent increase in the frequency and severity of natural disasters. These trends, as well as climate change regulation, are expected to continue in the future and to impact nearly all sectors of the economy to varying degrees.

Climate change and climate change regulation may impact asset prices and general economic conditions and may disproportionately impact particular industries or locations. The Company cannot predict the long-term impacts on the Company from climate change or climate change regulation. The Company manages its insurance and investment risks by maintaining well-diversified insurance and investment portfolios, both geographically and by sector, and monitors these portfolios on an ongoing basis. While the Company can adjust its investment exposure to sectors and/or geographical areas that face severe risks due to climate change or climate change regulation, the Company has less flexibility in adjusting the exposure in its insurance portfolio because some of the financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such financial guaranties.

The Company's investment portfolio and AUM may be adversely affected by credit, interest rate and other market changes.

The Company's operating results are affected, in part, by the performance of its investment portfolio which primarily consists of fixed-income securities and short-term investments. As of December 31, 2019, fixed-maturity securities and short-term investments held by the Company had a fair value of approximately $10.1 billion. Credit losses and changes in interest rates could have an adverse effect on the Company's shareholders' equity and net income. Credit losses result in realized losses on the Company's investment portfolio, which reduce net income and shareholders' equity. Changes in interest rates can affect both shareholders' equity and investment income. For example, if interest rates decline, funds reinvested will earn less than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase if interest rates decreased, resulting in an unrealized gain on investments included in shareholders' equity. Conversely, if interest rates increase, the value of the fixed-rate investment portfolio will be reduced, resulting in unrealized losses that the Company is required to include in shareholders' equity. Accordingly, interest rate increases could reduce the Company's shareholders' equity.

Credit losses and changes in interest rates could also have an adverse impact on the amount of the Company’s AUM, which could impact net income. For example, if interest rates increase or there are credit losses in the portfolios managed by Assured Investment Management, AUM will decrease, reducing the amount of management fees earned by the Company. Conversely, if interest rates decrease, AUM and management fees will increase.

Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond the Company's control. The Company does not engage in active management, or hedging, of interest rate risk in its investment portfolio, and may not be able to mitigate interest rate sensitivity effectively.

Expansion of the categories and types of investments in the Company’s investment portfolio may expose it to increased credit, interest rate, liquidity and other risks.

The Company is using the investment knowledge and experience acquired in the BlueMountain Acquisition to expand the categories and types of investments included in its investment portfolio by both (a) initially investing $500 million of capital in Assured Investment Management funds plus additional amounts in other accounts managed by Assured Investment Management and (b) expanding the categories and types of its alternative investments not managed by Assured Investment Management. This expansion of categories and types of investments may increase the risk in the Company’s investment portfolio as described above under "The Company's investment portfolio may be adversely affected by credit, interest rate and other market changes." For example, the fair value of alternative investments may be more volatile than other investments made by the Company. In addition, this expansion may result in the Company investing a portion of its portfolio in alternative investments that are less liquid than some of its other investments. While the Company manages its investment portfolio with its liquidity requirements in mind, this expansion may increase the risks described below under “-- Operational Risks -- The ability of AGL and its subsidiaries to meet their liquidity needs may be limited”. Expanding the categories and types of investments in the Company’s investment portfolio may also expose the Company to other types of risks, including reputational risks.

Risks Related to Estimates, Assumptions and Valuations

Estimates of expected losses are subject to uncertainties and may not be adequate to cover potential paid claims.

The financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability as well as changes in law or industry practices (such as the potential discontinuance of the publication of the London Interbank Offered Rate (LIBOR) over the long duration of most contracts. If the Company's actual losses exceed its current estimate, this may result in adverse effects on the Company's financial condition, results of operations, liquidity, business prospects, financial strength ratings and ability to raise additional capital.

The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, the perceived strength of legal protections, governmental actions, negotiations and other factors that affect credit performance. The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance. As a result, the Company's current estimates of losses may not reflect the Company's future ultimate claims paid.

Certain sectors and large risks within the Company's insured portfolio have experienced credit deterioration in excess of the Company’s initial expectations, which has led or may lead to losses in excess of the Company’s initial expectations.  The Company's expected loss models take into account current and expected future trends, which contemplate the impact of current and possible developments in the performance of the exposure.  These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information.  Because such information changes over time, sometimes materially, the Company’s projection of losses may also change materially. Much of the recent development in the Company's loss projections relate to the Company's insured Puerto Rico exposures. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations as of December 31, 2019 and December 31, 2018 aggregating to $4.3 billion and $4.8 billion, respectively, all of which was rated BIG under the Company’s rating methodology. For a discussion of the Company's Puerto Rico risks, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure.

The valuation of many of the Company’s assets and liabilities and AUM includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s results of operations and financial condition.

The Company carries a significant portion of its assets and liabilities and reports a significant portion of its AUM at fair value. The approaches used by the Company to calculate the fair value of those assets and liabilities it carries at fair value are described under Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement. The determination of fair values is made at a specific point in time, based on available market information and judgments about the assets and liabilities being valued, including estimates of timing and amounts of cash flows and the credit rating of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on estimated fair value amounts.

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of the Company’s assets and liabilities and AUM, particularly if trading becomes less frequent or market data becomes less observable. An increase in the amount of the Company’s alternative investments may increase the amount of the Company’s assets subject to this risk. During such periods, more assets and liabilities may fall to the Level 3 valuation level, which describes model derived valuations in which one or more significant inputs or significant value drivers are unobservable, thereby resulting in values that may not be indicative of net realizable value or reflective of future fair values. Rapidly changing credit and equity market conditions could materially impact the valuation of assets and liabilities as reported within the financial statements, and period-to-period changes in value could vary significantly.

Strategic Risks

Competition in the Company's industries may adversely affect its revenues.

As described in greater detail under Item 1, Business, Insurance Segment "--Competition," the Company can face competition in its insurance business, either in the form of current or new providers of credit enhancement or in terms of alternative structures, including uninsured offerings, or pricing competition. Increased competition could have an adverse effect on the Company's insurance business.

The Company’s Asset Management segment operates in highly competitive markets. The Company competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. The Company’s ability to increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors. In addition, if the Company’s successful competitors charge lower fees for substantially similar products, the Company may face pressure to lower fees to attract and retain asset management clients.

Some of the Company’s asset management competitors are substantially larger and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are also pursued by the Company. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to the Company, which may create further competitive disadvantages with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments, allowing them to consider a wider variety of investments and establish broader networks of business relationships.

Acquisitions may not result in the benefits anticipated and may subject the Company to non-monetary consequences.

From time to time the Company evaluates acquisition opportunities and conducts diligence activities with respect to transactions with other financial services companies. For example, during 2019 the Company acquired BlueMountain Capital Management, LLC. Prior to that, the Company acquired several legacy financial guaranty insurance companies and financial guaranty portfolios. These acquisitions as well as any future acquisitions of other asset managers or asset management contracts or financial guaranty portfolios or companies or other financial services companies may involve some or all of the various risks commonly associated with acquisitions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities of the target portfolio or entity; (b) difficulty in estimating the value of the target portfolio or entity; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of the target entity; (e) difficulty and expense of integrating the operations, systems and personnel of the target entity; and (f) concentration of exposures, including exposures which may exceed single risk limits, due to the addition of the target portfolio. Such acquisitions may also have unintended consequences on ratings assigned by the rating agencies to the Company or its insurance subsidiaries or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any past or future acquisitions of financial services companies not to result in the benefits to the Company anticipated when the acquisition was agreed. Past or future acquisitions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the acquisition.

The recent BlueMountain Acquisition may negatively impact the Company's relationships with its investors, regulators, rating agencies, employees or obligors it insures, or Assured Investment Management's business or its relationships with its clients and employees.

The BlueMountain Acquisition represents a significant step in the Company's development of its asset management business and involves a significant investment by the Company. The Company discussed the BlueMountain Acquisition with its relevant regulators and with the rating agencies prior to closing and does not believe that the BlueMountain Acquisition has had a negative impact on its relationship with those regulators or the rating agencies. There can be no assurance, however, that the BlueMountain Acquisition will not in the future negatively impact the Company's relationships with its investors, regulators, rating agencies, employees or obligors it insures or its business or results of operations.

Assured Investment Management's ability to generate new business and to retain current clients is dependent on the performance of its clients' investments as well as its relationship with its clients. There can be no assurance that the BlueMountain Acquisition will not negatively impact Assured Investment Management's relationship with any investor or potential investor. Any such negative impact could prevent the Company from realizing the benefits it expects from the BlueMountain Acquisition.

Assured Investment Management may present risks that could have a negative effect on the Company's business, results of operations or financial condition.

The expansion of the Company’s asset management business line, which the Company believes is in line with its risk profile and benefits from its core competencies, may present new risks that could have a negative effect on the Company's business, results of operations or financial condition.

Now that the Company has established Assured Investment Management, the Company’s business, results of operations and financial condition may be impacted by some of the risks faced by asset managers. Asset management services are primarily a fee-based business, and the Company's asset management and performance fees are based on the amount of its AUM as well as the performance of those assets. Volatility or declines in the markets in which the Company invests as an asset manager, or poor performance of its investments, may negatively affect its AUM and its asset management and performance fees and may deter future investment in the Company’s asset management products. The Company’s asset management business is also subject to legal, regulatory, compliance, accounting, valuation and political risks that differ from those involved in the Company’s business of providing credit protection products. In addition, the asset management business is an intensely competitive business, creating new competitive risks.

Alternative investments may not result in the benefits anticipated.

From time to time, and in order to deploy a portion of the Company's excess capital, the Company may invest in alternative investments that are in line with its risk profile and benefit from its core competencies, and the Company has chosen to use the knowledge base gained in the BlueMountain Acquisition to increase the amount of the excess capital it invests in alternative assets. Alternative assets may be riskier than many of the other investments the Company makes, and may not result in the benefits anticipated at the time of the investment. In addition, although the Company uses what it believes to be excess capital to make alternative investments, measures of required capital can fluctuate and such investments may not be given much, or any, value under the various rating agency, regulatory and internal capital models to which the Company is subject. Also, alternative investments may be less liquid than most of the Company's other investments and so may be difficult to convert to cash or investments that do receive credit under the capital models to which the Company is subject. See “Operational Risks - The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition.

The financial strength and financial enhancement ratings assigned by S&P, Moody’s, KBRA and Best to each of the Company's insurance and reinsurance subsidiaries represent such rating agencies' opinions of the insurer's financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. Issuers, investors, underwriters, ceding companies and others consider the Company's financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from one of the Company's insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of one or more of the Company's insurance subsidiaries could impair the Company's financial condition, results of operation, liquidity, business prospects or other aspects of the Company's business. The ratings assigned by the rating agencies to the Company's insurance subsidiaries are subject to review and may be lowered by a rating agency at any time and without notice to the Company.

The rating agencies have evaluated the Company’s insurance subsidiaries under a variety of scenarios and assumptions, and have changed their methodologies and criteria from time to time. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness of large risks in the Company’s insurance portfolio, or a change in a rating agency's capital model or rating methodology, a rating agency may require the Company to increase the amount of capital it holds to maintain its financial strength ratings under the rating agencies' capital adequacy models, which may require the Company to seek additional capital, or a rating agency may identify an issue that additional capital would not address. The amount of such capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all. The failure to raise additional required capital, or successfully address another issue or issues raised by a rating agency, could result in a downgrade of the ratings of the Company’s insurance subsidiaries and thus have an adverse impact on its business, results of operations and financial condition.

The Company periodically assesses the value of each rating assigned to each of its subsidiaries, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its subsidiaries. Rating agencies may choose not to honor the Company’s request, and continue to rate a subsidiary after the Company’s request to drop the rating, as Moody’s did with respect to AGC.

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

In addition, a downgrade may have a negative impact on the Company’s insurance subsidiaries in respect of transactions that they have insured or reinsurance that they have assumed. For example, under interest rate swaps insured by AGM, downgrades past specified rating levels could entitle the municipal obligor's swap counterparty to terminate the swap; if the municipal obligor owed a termination payment as a result and were unable to make such payment, AGM may receive a claim if its financial guaranty guaranteed such termination payment. In certain other transactions, beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection provided by them, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re, AGC or AGRO could result in certain ceding companies recapturing business that they had ceded to these reinsurers.

Operational Risks

The Company's financial position, results of operations and cash flows may be adversely affected by fluctuations in foreign exchange rates.

The Company's reporting currency is the U.S. dollar. The functional currencies of the Company’s primary insurance and reinsurance subsidiaries are the U.S. dollar. The Company's non-U.S. subsidiaries maintain both assets and liabilities in currencies different from their functional currency, which exposes the Company to changes in currency exchange rates. In addition, assets of non-U.S. subsidiaries are primarily invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

The principal currencies creating foreign exchange risk are the pound sterling and the Euro. The Company cannot accurately predict the nature or extent of future exchange rate variability between these currencies or relative to the U.S. dollar. Foreign exchange rates are sensitive to factors beyond the Company's control.

The Company does not engage in active management, or hedging, of its foreign exchange rate risk. Therefore, fluctuation in exchange rates between the U.S. dollar and the British pound sterling or the EU euro could adversely impact the Company's financial position, results of operations and cash flows. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Sensitivity to Foreign Exchange Risk.

The Company may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the U.K.’s FCA announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. While regulators have suggested substitute rates, including the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR, if it occurs, will be contract-specific. The Company has exposure to LIBOR in three areas of its operations: (i) issuers of obligations the Company insures have obligations, assets and hedges that reference LIBOR, and some of the obligations the Company insures reference LIBOR, (ii) debt issued by the Company's wholly owned subsidiaries AGUS and AGMH currently pay, or will convert to, a floating interest rate tied to LIBOR, and (iii) committed capital securities (CCS) from which the Company benefits that also pay interest tied to LIBOR. See Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Long-Term Debt and Credit Facilities.

The Company has reviewed its insured portfolio to identify insured transactions that it believes may be vulnerable to the transition from LIBOR, as well as relevant language in the documents relating to the debt issued by the Company and the CCS that benefit the Company. See Part II, Item 7, Management's Discussion and Analysis, Executive Summary “-- Other Events -- LIBOR Sunset”. Under their current documents, a significant portion of these securities are likely to become fixed rate in December 2021, the initial benefit or harm of the sunset of LIBOR depends on the level of interest rates at such time. Also, whatever interest rate is set by the party responsible for calculating the interest rate may be challenged in the court by other parties in interest. Given the lack of clarity on decisions that parties responsible for calculating interest rates will make and the reaction of impacted parties, as well as the unknown level of interest rates when the change occurs, the Company cannot at this time predict the impact of the transition from LIBOR, if it occurs, on every obligor and obligation the Company enhances or on its own debt issuances.

The Company's international operations expose it to less predictable political, credit and legal risks.

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

The Company's success substantially depends upon its ability to attract and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the insurance business lines in which the Company competes, and that there is strong competition for qualified asset management executives. The Company relies substantially upon the services of Dominic J. Frederico, President and Chief Executive Officer, and other executives. Although the Company has designed its executive compensation with the goal of retaining and creating incentives for its executive officers, the Company may not be successful in retaining their services. The loss of the services of any of these individuals or other key members of the Company's management team could adversely affect the implementation of its business strategy.

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

The Company relies upon information technology and systems, including technology and systems provided by or interfacing with those of third parties, to support a variety of its business processes and activities. In addition, the Company has collected and stored confidential information including personally identifiable information in connection with certain loss mitigation and due diligence activities related to its structured finance and asset management businesses, along with information regarding employees and directors and asset management clients, among others. Information technology security threats and events are reportedly increasing in frequency and sophistication. While the Company does not believe that the financial guaranty insurance or alternative asset management industries are as inherently prone to cyberattacks as industries relating to, for example, payment card processing, banking, retail investment advisors, critical infrastructure or defense contracting, the Company’s data systems and those of third parties on which it relies are still vulnerable to security breaches due to cyberattacks, viruses, malware, ransomware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. Problems in or security breaches of these systems could, for example, result in lost business, reputational harm, the disclosure or misuse of confidential or proprietary information, incorrect reporting, legal costs and regulatory penalties, including under the EU's General Data Protection Regulation, the California Consumer Privacy Act and similar laws and regulations.

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

The Board oversees the risk management process, including cybersecurity risks, and engages with management on risk management issues, including cybersecurity issues. The Audit Committee of the Board of Directors has specific responsibility for overseeing information technology matters, including cybersecurity risk, and the Risk Oversight Committee of the Board of Directors addresses cybersecurity matters as part of its enterprise risk management responsibilities.

Errors in, overreliance on or misuse of models may result in financial loss, reputational harm or adverse regulatory action.

The Company uses models for numerous purposes in its business. For example, it uses models to project future cash flows associated with pricing models, calculating reserves, evaluating risks in its insurance and investment portfolios, valuing assets and projecting liquidity needs. It also uses models to determine and project capital requirements under its own risk model as well as under regulatory and rating agency requirements. While the Company has a model validation function and has adopted procedures to protect its models, the models may not operate properly (including as a result of errors or damage) and may rely on assumptions that are inherently uncertain and in hindsight are incorrect.

Significant claim payments may reduce the Company's liquidity.

Claim payments reduce the Company's invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on a particular policy. In the years after the financial crisis in 2008, many of the claims paid by the Company were with respect to insured U.S. RMBS securities. More recently, there has been credit deterioration with respect to certain insured Puerto Rico exposures, and the Company has been paying material claims with respect to a number of those exposures since 2016. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.3 billion and $4.8 billion, respectively, as of December 31, 2019 and December 31, 2018, all of which was rated BIG under the Company’s rating methodology. For a discussion of the Company's Puerto Rico risks, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure.

The Company plans for future claim payments. If the amount of future claim payments is significantly more than that projected by the Company, the Company's ability to make other claim payments and its financial condition, financial strength ratings and business prospects could be adversely affected.

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

Financial guaranty insurers and reinsurers typically rely on providers of lines of credit, excess of loss reinsurance facilities and similar capital support mechanisms (often referred to as "soft capital") to supplement their existing capital base, or "hard capital." The ratings of soft capital providers directly affect the level of capital credit which the rating agencies give the Company when evaluating its financial strength. The Company currently maintains soft capital facilities with providers having ratings adequate to provide the Company's desired capital credit. For example, the Company cedes modest amounts of insurance to certain third-party reinsurers. See Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Reinsurance. In addition, the Company benefits from $400 million of CCS. See Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Long-Term Debt and Credit Facilities. No assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of the Company's reinsurers in the future. Furthermore, the rating agencies may in the future change their methodology and no longer give credit for soft capital, which may necessitate the Company having to raise additional capital in order to maintain its ratings.

An increase in the Company’s insurance subsidiaries' leverage ratio may prevent them from writing new insurance.

Insurance regulatory authorities impose capital requirements on the Company’s insurance subsidiaries. These capital requirements, which include leverage ratios and surplus requirements, may limit the amount of insurance that the subsidiaries may write. The insurance subsidiaries have several alternatives available to control their leverage ratios, including obtaining capital contributions from affiliates, purchasing reinsurance or entering into other loss mitigation agreements, or reducing the amount of new business written. However, a material reduction in the statutory capital and surplus of an insurance subsidiary, whether resulting from underwriting or investment losses, a change in regulatory capital requirements or another event, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business (which may not be available, or may be available on terms that the

Company considers unfavorable), or add to its capital base to maintain its financial strength ratings. Failure to maintain regulatory capital levels could limit that subsidiary's ability to write new business.

The Company's holding companies' ability to meet their obligations may be constrained.

Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of the holding companies expects to have any significant operations or assets other than its ownership of the shares of its subsidiaries. The Company expects that dividends from the insurance companies will be the primary source of funds for AGL, AGUS and AGMH while it is building its asset management business.

The insurance subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Restrictions applicable to AGM, AGC and MAC, and to AG Re and AGRO, are described under the sections of Item 1. Business "-- Regulation, United States, State Dividend Limitations" and "-- Regulation, Bermuda, Restrictions on Dividends and Distributions." Such dividends and permitted payments are currently expected to be the primary source of funds for the holding companies to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to their respective shareholders. Accordingly, if the insurance subsidiaries cannot pay sufficient dividends or make other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders.

If AGRO were to pay dividends to its U.S. holding company parent and that U.S. holding company were to pay dividends to its Bermudian parent AG Re, such dividends would be subject to U.S. withholding tax at a rate of 30%.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

Each of AGL, AGUS and AGMH requires liquidity, either in the form of cash or in the ability to easily sell investment assets for cash, in order to meet its payment obligations, including, without limitation, its operating expenses, interest on debt and dividends on common shares, and to make capital investments in operating subsidiaries. The Company's operating subsidiaries require substantial liquidity in order to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies or reinsurance agreements. They also require liquidity to pay operating expenses, reinsurance premiums, dividends to AGUS or AGMH for debt service and dividends to AGL, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, the Company may require substantial liquidity to fund any future acquisitions. The Company cannot give any assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law or changes in general economic conditions.

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

In addition, investment income at AGL and its subsidiaries may fluctuate based on interest rates, defaults by the issuers of the securities AGL or its subsidiaries hold in their respective investment portfolios, the performance of alternative investments, or other factors that the Company does not control. Also, the value of the Company's investments may be adversely affected by changes in interest rates, credit risk and capital market conditions and therefore may adversely affect the Company's potential ability to sell investments quickly and the price which the Company might receive for those investments. Part of the Company’s investment strategy is to invest more of its excess capital in alternative investments, which may be particularly difficult to sell at adequate prices or at all.

Risks Related to Taxation

Changes in U.S. tax laws could reduce the demand or profitability of financial guaranty insurance, or negatively impact the Company's investment portfolio.

The Tax Act included provisions that could result in a reduction of supply, such as the termination of advance refunding bonds. Any such lower volume of municipal obligations could impact the amount of such obligations that could benefit from insurance. The supply of municipal bonds in each of 2018 and 2019 was below that in 2017, possibly due at least in part to the impact of the Tax Act. In addition, the reduction of the U.S. corporate income tax rate to 21% could make municipal obligations less attractive to certain institutional investors such as banks and property and casualty insurance companies, resulting in lower demand for municipal obligations.

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

U.S. Persons who hold 10% or more of AGL's shares directly or through non-U.S. entities may be subject to taxation under the U.S. CFC.

Each 10% U.S. shareholder of a non-U.S. corporation that is a CFC at any time during a taxable year that owns shares in the non-U.S. corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation's taxable year on which it is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. In addition, upon a sale of shares of a CFC, 10% U.S. shareholders may be subject to U.S. federal income tax on a portion of their gain at ordinary income rates.

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

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge. The Company believes that AGL was not a PFIC for U.S. federal income tax purposes for taxable years through 2019 and, based on the application of certain PFIC look-through rules and the Company's plan of operations for the current and future years, should not be a PFIC in the future. However, as discussed above, the Tax Act limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal to 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to runoff-related or rating-related circumstances) (the Reserve Test).

In addition, the IRS recently issued the 2019 Proposed Regulations intended to clarify the application of the PFIC provisions to an insurance company and provide guidance on a range of issues relating to PFICs including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and extension of the look-through rule to 25% or more owned partnerships. The 2019 Proposed Regulations define insurance liabilities for purposes of the Reserve Test, tighten the Reserve Test and the statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of the 10% test. The 2019 Proposed Regulations provide that a non-U.S. insurance company may only qualify for an exception to the PFIC rules if, among other things, the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities (taking into account activities of officers and employees of certain related entities in certain cases). The 2019 Proposed Regulations also provide that an active conduct percentage test must be satisfied for the insurance company exception to apply, which test compares the expenses for services of officers and employees of the non-U.S. insurer and certain related entities incurred for the production of premium and certain investment income to all such expenses regardless of the service provider. The 2019 Proposed Regulations also introduce attribution rules that, taken together with other provisions of the regulations, could result in a U.S. person that directly owns any shares in a non-PFIC being treated as an indirect shareholder of a lower tier PFIC subject to the general PFIC rules described herein. This proposed regulation will not be effective unless and until adopted in final form. The Company cannot predict the likelihood of finalization of the proposed regulations or the scope, nature, or impact of the proposed regulations on it, should they be formally adopted or enacted or whether its Foreign Insurance subsidiaries will be able to satisfy the Reserve Test in future years, and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC.

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

An adverse adjustment under U.K. legislation governing the taxation of U.K. tax resident holding companies on the profits of their non-U.K. subsidiaries could adversely impact Assured Guaranty's tax liability.

Under the U.K. "controlled foreign company" regime, the income profits of non-U.K. resident companies may, in certain circumstances, be attributed to controlling U.K. resident shareholders for U.K. corporation tax purposes. The non-U.K. resident members of the Assured Guaranty group intend to operate and manage their levels of capital in such a manner that their profits would not be taxed on AGL under the U.K. CFC regime. Assured Guaranty has obtained clearance from HMRC that none of the profits of the non-U.K. resident members of the Assured Guaranty group should be subject to U.K. tax as a result of attribution under the CFC regime on the facts as they currently stand. However, a change in the way in which Assured Guaranty operates or any further change in the CFC regime, resulting in an attribution to AGL of any of the income profits of and of AGL's non-U.K. resident subsidiaries for U.K. corporation tax purposes, could adversely affect Assured Guaranty's financial results of operations.

An adverse adjustment under U.K. transfer pricing legislation could adversely impact Assured Guaranty's tax liability.

If any arrangements between U.K. resident companies in the Assured Guaranty group and other members of the Assured Guaranty group (whether resident in or outside the U.K.) are found not to be on arm's length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such arrangement were on arm's length terms. Any transfer pricing adjustment could adversely affect Assured Guaranty's financial results of operations.

Since January 1, 2016, the U.K. has implemented a country by country reporting (CBCR) regime whereby large multi-national enterprises are required to report details of their operations and intra-group transactions in each jurisdiction. The U.K. CBCR legislation includes power to introduce regulations requiring public disclosure of U.K. CBCR reports, although this power has not yet been exercised. It is possible that Assured Guaranty's approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which the group operates in consequence of the implementation of a CBCR regime in the U.K. (or other jurisdictions).

Assured Guaranty's financial results may be affected by measures taken in response to the OECD BEPS project.

The Organization for Economic Co-operation and Development (OECD) published its final reports on Base Erosion and Profit Shifting (the BEPS Reports) in October 2015. The recommended actions include measures to address the abuse of double tax treaties, and an updating of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. There are also recommended actions relating to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. In response to this, the U.K. Government has already introduced legislation to implement changes to transfer pricing, hybrid financial instruments and the deductibility of interest and to impose country-by-country reporting obligations. The U.K. Government has also ratified the multilateral instrument, which was developed as a result of the BEPS Report, with regard to changes to the U.K. double tax treaties. Any further changes in U.K. tax law or changes in U.S. tax law in response to the BEPS Reports could adversely affect Assured Guaranty’s tax liability.

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

In May 2019, the OECD published a “Programme of Work” designed to address the tax challenges created by an increasingly digitalized economy. The Programme is divided into two pillars. The first pillar focuses on the allocation of group profits between jurisdictions based on a new nexus rule that looks to the jurisdiction of the customer or user (the so-called “market jurisdiction”) as a supplement to the traditional “permanent establishment” concept. The outline proposals are broadly drafted and it is not possible to determine at this time whether they will, when implemented, apply to the financial guarantee sector and, if so, whether they would have any material adverse impact on the Company's operations and results. The second pillar addresses the remaining BEPS risk of profit shifting to entities in low jurisdictions by introducing a global minimum tax rate. Possible measures to implement such rate include the imposition of source-based taxation (including withholding tax) on certain payments to low tax jurisdictions and an effective extension of a “controlled foreign company” regime whereby parent companies would be subject to a “top-up” tax on the profits of all their subsidiaries in low tax jurisdictions. Again, to date, the outlined proposals are broadly described and it is not possible to determine their impact. They could adversely affect Assured Guaranty’s tax liability.

Risks Related to GAAP, Applicable Law and Litigation

Changes in the fair value of the Company's insured credit derivatives portfolio may subject net income to volatility.

The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP. Although there is no cash flow effect from this "marking-to-market," net changes in the fair value of the derivative are reported in the Company's consolidated statements of operations and therefore affect its reported earnings. As a result of such treatment, and given the principal balance of the Company's CDS portfolio, small changes in the market pricing for insurance of CDS will generally result in the Company recognizing gains or losses, with material market price increases generally resulting in material reported losses under GAAP. Accordingly, the Company's GAAP earnings will be more volatile than would be suggested by the actual performance of its business operations and insured portfolio.

The fair value of a credit derivative will be affected by any event causing changes in the credit spread (i.e., the difference in interest rates between comparable securities having different credit risk) on an underlying security referenced in the credit derivative. Common events that may cause credit spreads on an underlying public finance or structured finance security referenced in a credit derivative to fluctuate include changes in the state of national or regional economic conditions, industry cyclicality, changes to a company's competitive position within an industry, management changes, changes in the ratings of the underlying security, movements in interest rates, default or failure to pay interest, or any other factor leading investors to revise expectations about the underlying issuer's ability to pay principal and interest on its debt obligations. Similarly, common events that may cause credit spreads on an underlying structured security referenced in a credit derivative to fluctuate may include the occurrence and severity of collateral defaults, changes in demographic trends and their impact on the levels of credit enhancement, rating changes, changes in interest rates or prepayment speeds, or any other factor leading investors to revise expectations about the risk of the collateral or the ability of the servicer to collect payments on the underlying assets sufficient to pay principal and interest. The fair value of credit derivative contracts also reflects the change in the Company's own credit cost, based on the price to purchase credit protection on AGC. For discussion of the Company's fair value methodology for credit derivatives, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement.

If a credit derivative is held to maturity and no credit loss is incurred, any unrealized gains or losses previously reported would be reversed as the transactions reach maturity. Due to the complexity of fair value accounting and the application of GAAP requirements, future amendments or interpretations of relevant accounting standards may cause the Company to modify its accounting methodology in a manner which may have an adverse impact on its financial results.

Changes in the fair value of financial guaranty variable interest entities or the funds it both manages and invests in and certain CLOs it manages, or the Company’s decision to consolidate or deconsolidate one or more entities during a financial reporting period, may subject the Company’s assets and liabilities to volatility.

The Company is required to consolidate VIEs with respect to which it has provided financial guaranties (FG VIE) if it concludes that it is the primary beneficiary of that FG VIE. The effects of consolidating FG VIEs includes (i) changes in fair value gains (losses) on FG VIEs’ assets and liabilities, (ii) the elimination of premiums and losses related to the AGC and AGM FG VIEs’ liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of FG VIEs and, accordingly, where the Company is obligated to absorb FG VIE losses or receive benefits that could potentially be significant to the FG VIE. The Company is deemed to be the control party for certain FG VIEs under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the Company the control party have not been triggered, then the FG VIE is not consolidated. If the Company is deemed no longer to have those protective rights, the FG VIE is deconsolidated. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Variable Interest Entities.

The Company is also required to consolidate VIEs with respect to funds which it both manages and invests in (AM VIE) and certain CLOs it manages (CLO VIE) if it concludes that it is the primary beneficiary of the VIE. The effects of consolidating AM VIEs and CLO VIEs includes (i) changes in fair value gains (losses) on consolidated investments’ assets and liabilities, (ii) the elimination of intercompany investments and debt between CLO VIEs and underlying CLOs, (iii) the elimination of investment balances related to the insurance subsidiaries’ purchase of AM VIEs, and (iv) the recording of noncontrolling interests representing the portion of such AM VIEs that are not owned by the Company’s insurance subsidiaries. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of AM VIEs and CLO VIEs, which is typically the management of their assets. The Company is deemed to be the control party for certain VIEs under GAAP, typically when it both manages the investment vehicle or fund, and has a significant investment in such vehicle or fund. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Variable Interest Entities.

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

Changes in or inability to comply with applicable law and regulations could adversely affect the Company's ability to do business.

The Company’s businesses are subject to detailed insurance, asset management and other financial services laws and government regulation in all of the jurisdictions in which it operates across the globe. In addition to the insurance, asset management and other regulations and laws specific to the industries in which it operates, regulatory agencies in jurisdictions in which the Company operates across the globe have broad administrative power of many aspects of the Company’s business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Future legislative, regulatory, judicial or other legal changes in the jurisdictions in which the Company does business may adversely affect its ability to pursue its current mix of business, thereby materially impacting its financial results by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits related to its insurance business, increasing required reserves or capital for its insurance subsidiaries, increasing the level of supervision or regulation to which the Company’s operations may be subject, imposing restrictions that make the Company’s products less attractive to potential buyers and investors, lowering the profitability of the Company’s business activities, requiring the Company to change certain of its business practices and exposing it to additional costs (including increased compliance costs).

Compliance with applicable laws and regulations is time consuming and personnel-intensive. If the Company fails to comply with applicable insurance or investment advisory laws and regulations it could be exposed to fines, the loss of insurance or investment advisory licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends, all of which could have an adverse impact on its business results and prospects. If an insurance subsidiary’s surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurance subsidiary or initiate insolvency proceedings. AGM, AGC and MAC may increase surplus by various means, including obtaining capital contributions from the Company, purchasing reinsurance or entering into other loss mitigation arrangements, reducing the amount of new business written or obtaining regulatory approval to release contingency reserves. From time to time, AGM, MAC and AGC have obtained approval from their regulators to release contingency reserves based on losses or because the accumulated contingency reserve is deemed excessive in relation to the insurer's outstanding insured obligations.

Legislation or litigation arising out of the struggles of distressed obligors may materially impact the Company’s legal rights as creditor both in the instance at hand and more generally.

Borrower distress or default, whether or not the relevant obligation is insured by one of the Company’s insurance subsidiaries, may result in legislation or litigation that may impact the Company’s legal rights as creditor. For example, the default by the Commonwealth of Puerto Rico on much of its debt and the strategy Puerto Rico has chosen to employ have resulted in both legislation and litigation that is continuing to impact the Company’s rights as creditor, most directly in Puerto Rico but also elsewhere in the U.S. municipal market. In addition to a number of laws and decrees in Puerto Rico, the U.S. government enacted PROMESA and established the Oversight Board which are directly impacting the Company’s ability enforce the contractual and constitutional rights it understood itself to have at the time it insured the obligations. In addition, there is a great deal of litigation (both involving the Company and not involving the Company) relating to Puerto Rico’s bond defaults that may impact the Company’s rights in Puerto Rico as well as creditor rights more generally. For example, the United States Court of Appeals for the First Circuit decided that the Bankruptcy Code permits, but does not require, continued payment of special revenues by a debtor during the pendency of a bankruptcy proceeding, while most professionals involved in the municipal market understood the continued payment of special revenues by a debtor during the pendency of a bankruptcy case is mandatory. The Company cannot predict how these or future legislative developments or litigation may impact the Company and its business.

The Company is, and may be in the future, involved in litigation, both as a defendant and as a plaintiff, in the ordinary course of its insurance and asset management business and other business operations. The outcome of such litigation could materially impact the Company’s loss reserves and results of operations and cash flows. For a discussion of material litigation, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure; Note 6, Expected Losses to be Paid; and Note 20, Commitments and Contingencies.

AGL's ability to pay dividends may be constrained by certain insurance regulatory requirements and restrictions.

AGL is subject to Bermuda regulatory requirements that affect its ability to pay dividends on common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended, AGL may declare or pay a dividend only if it has reasonable grounds for believing that it is, and after the payment would be, able to pay its liabilities as they become due, and if the realizable value of its assets would not be less than its liabilities. While AGL currently intends to pay dividends on its common shares, investors who require dividend income should carefully consider these risks before investing in AGL. In addition, if, pursuant to the insurance laws and related regulations of Bermuda, Maryland and New York, AGL's insurance subsidiaries cannot pay sufficient dividends to AGL at the times or in the amounts that it requires and AGL’s other operating subsidiaries were unable to provide such funds, it would have an adverse effect on AGL's ability to pay dividends to shareholders. See “-- Operational Risks -- The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

Applicable insurance laws may make it difficult to effect a change of control of AGL.

Before a person can acquire control of a U.S. or U.K. insurance company, prior written approval must be obtained from the insurance commissioner of the state or country where the insurer is domiciled. Because a person acquiring 10% or more of AGL's common shares would indirectly control the same percentage of the stock of its U.S. insurance subsidiaries, the insurance change of control laws of Maryland, New York and the U.K. would likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions, and in particular unsolicited transactions, that some or all of its shareholders might consider to be desirable. While AGL's Bye-Laws limit the voting power of any shareholder to less than 10%, the Company cannot provide assurances that the applicable regulatory body would agree that a shareholder who owned 10% or more of its common shares did not control the applicable insurance subsidiary, notwithstanding the limitation on the voting power of such shares.

Changes in applicable laws and regulations resulting from the withdrawal of the U.K. from the EU may adversely affect the Company.

The U.K. is withdrawing from the EU in a process commonly known as Brexit. See Item 1, Business, Regulation above. Given the lack of clarity on the ultimate post-Brexit relationship between U.K. and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its operations, both inside and outside the U.K., or what impact Brexit may have on the economies of the markets the Company serves. The Company has established and obtained authorization for a new subsidiary in France, AGE SA, to facilitate its operations. The current intention of AGE UK, the Company’s U.K. subsidiary, is to transfer those of its existing policies that are affected by Brexit to AGE SA, in order for the new subsidiary to administer them. AGE SA is also able to originate new guarantee business in the EU.

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

The market price of AGL's common shares has experienced, and may continue to experience, significant volatility. Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of its common shares. These risks include those described or referred to in this "Risk Factors" section as well as, among other things:

•	investor perceptions of the Company, its prospects and that of the financial guaranty and asset management industries and the markets in which the Company operates;

•	the Company's operating and financial performance;

•	the Company's access to financial and capital markets to raise additional capital, refinance its debt or replace existing senior secured credit and receivables-backed facilities;

•	the Company's ability to repay debt;

•	the Company's dividend policy;

•	the amount of share repurchases authorized by the Company;

•	future sales of equity or equity-related securities;

•	changes in earnings estimates or buy/sell recommendations by analysts; and

•	general financial, economic and other market conditions.

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

In New York City, the U.S. insurance subsidiaries lease office spaces consisting of 103,500 square feet of office space at one location subject to a lease expiring in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent, and the U.S. asset management subsidiaries lease office space consisting of 78,400 square feet of office space at another location subject to a lease expiring in March 2024. The U.S. insurance subsidiaries also lease office space in San Francisco. In addition, AGE UK and the European operations of the Assured Investment Management platform lease separate office space in London.

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

In addition, in the ordinary course of their respective businesses, certain of the AGL's insurance subsidiaries are in litigation with third parties to recover losses paid in prior periods or prevent losses in the future. For example, the Company has commenced a number of legal actions in the U.S. District Court for the District of Puerto Rico to enforce its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See the "Exposure to Puerto Rico" section of Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure, for a description of such actions. See also the "Recovery Litigation" section of Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Expected Losses to be Paid, for a description of recovery litigation unrelated to Puerto Rico. Also in the ordinary course of their respective business, certain of AGL's investment management subsidiaries and the funds managed by them are involved in litigation with third parties regarding fees, appraisals, or portfolio company investments. The amounts, if any, the Company will recover in these and other proceedings are uncertain, and recoveries, or failure to obtain recoveries, in any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. A trial has been scheduled for March 2020.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

The table below sets forth the names, ages, positions and business experience of the executive officers of AGL.

Name	Age	Position(s)
Dominic J. Frederico	67	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	53	Chief Financial Officer
Ling Chow	49	General Counsel and Secretary
Howard W. Albert	60	Chief Risk Officer
Laura Bieling	53	Chief Accounting Officer and Controller
Russell B. Brewer II	62	Chief Surveillance Officer
Stephen Donnarumma	57	Chief Credit Officer
Andrew Feldstein	55	Chief Investment Officer and Head of Asset Management of Assured Guaranty

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

Robert A. Bailenson has been Chief Financial Officer of AGL since June 2011. Mr. Bailenson has been with Assured Guaranty and its predecessor companies since 1990. Mr. Bailenson became Chief Accounting Officer of AGC in 2003, of AGL in May 2005, and of AGM in July 2009, and served in such capacities until 2019. He was Chief Financial Officer and Treasurer of AG Re from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., the Company's predecessor.
Ling Chow has been General Counsel and Secretary of AGL since January 1, 2018. She is responsible for legal affairs and corporate governance at the Company, including its litigation and other legal strategies relating to distressed credits, and its corporate, compliance, regulatory and disclosure efforts. Ms. Chow previously served as Deputy General Counsel and Assistant Secretary of AGL from May 2015 and as Assured Guaranty's U.S. General Counsel from June 2016. Prior to that, Ms. Chow served as Deputy General Counsel of Assured Guaranty's U.S. subsidiaries in several capacities from 2004. Before joining Assured Guaranty in 2002, Ms. Chow was an associate at law firms in New York City, most recently Brobeck, Phleger & Harrison LLP, where she was a senior associate responsible for transactional work associated with public and private mergers and acquisitions, venture capital investments, and private and public securities offerings.

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

Laura Bieling has been the Chief Accounting Officer and Controller of AGL since May 2019 and the Controller of AGM and AGC since 2011. Ms. Bieling has been with AGM since 2000, and was the Chief Accounting Officer and Controller of AGMH from 2004 until July of 2009. Prior to joining AGM, Ms. Bieling was a Senior Manager at PricewaterhouseCoopers, LLP.

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

Andrew Feldstein has been the Chief Investment Officer and Head of Asset Management of Assured Guaranty since October 2019. Mr. Feldstein co-founded BlueMountain, which the Company acquired in 2019, and continues to serve as its Chief Executive Officer and Chief Investment Officer. Prior to co-founding BlueMountain in 2003, Mr. Feldstein spent more than a decade at J.P. Morgan, where he was a Managing Director and served as Head of Structured Credit; Head of High Yield Sales, Trading and Research; and Head of Global Credit Portfolio.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AGL's common shares are listed on the NYSE under the symbol "AGO." On February 25, 2020, the approximate number of shareholders of record at the close of business on that date was 80.

AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. AGL paid quarterly cash dividends in the amount of $0.18 and $0.16 per common share in 2019 and 2018, respectively. For more information concerning AGL's dividends, see Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources and Item 8, Financial Statements and Supplementary Data, Note 21, Shareholders' Equity.

Issuer’s Purchases of Equity Securities

In 2019, the Company repurchased a total of 11.2 million common shares for approximately $500 million at an average price of $44.79 per share. From time to time, the Board authorizes the repurchase of common shares. Most recently, on February 26, 2020, the Board approved an additional $250 million of share repurchases, and the remaining authorization, as of February 27, 2020, is $408 million. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 21, Shareholders' Equity for additional information about share repurchases and authorizations.

The following table reflects purchases of AGL common shares made by the Company during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	1,064,208	$45.68	1,062,300	309,345,134
November 1 - November 30	1,078,733	$48.34	1,076,436	257,307,202
December 1 - December 31	1,224,646	$49.66	1,196,781	197,873,422
Total	3,367,587	$47.98	3,335,517
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through February 27, 2020 the Company has repurchased a total of 106.6 million common shares for approximately $3,256 million, excluding commissions, at an average price of $30.56 per share.

(2)	Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2014 through December 31, 2019 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index, the cumulative total return of the Standard & Poor's 500 Financials Sector GICS Level 1 Index and the cumulative total return of the Russell Midcap Financial Services Index. The Company added the Russell Midcap Financial Services Index in 2018 because it believes that this index, which includes the Company, provides a useful comparison to other companies in the financial services sector, and excludes companies that are included in the Standard & Poor's 500 Financials Sector GICS Level 1 Index but are many times larger than the Company. The chart and table depict the value on December 31 of each year from 2014 through 2019 of a $100 investment made on December 31, 2014, with all dividends reinvested:

	Assured Guaranty	S&P 500 Index	S&P 500 Financials Sector GICS Level 1 Index	Russell Midcap Financial Services Index
12/31/2014	$100.00	$100.00	$100.00	$100.00
12/31/2015	103.50	101.37	98.44	102.35
12/31/2016	150.70	113.49	120.83	117.86
12/31/2017	137.08	138.26	147.58	137.44
12/31/2018	157.58	132.19	128.34	123.64
12/31/2019	205.06	173.80	169.52	165.13
___________________
Source: Calculated from total returns published by Bloomberg.

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in millions, except per share amounts)
Statement of operations data:
Revenues:
Net earned premiums	$476	$548	$690	$864	$766
Net investment income (1)	378	395	417	408	423
Asset management fees	22	—	—	—	—
Net realized investment gains (losses)	22	(32)	40	(29)	(26)
Net change in fair value of credit derivatives	(6)	112	111	98	728
Fair value gains (losses) on FG VIEs	42	14	30	38	38
Foreign exchange gains (losses) on remeasurement	24	(37)	60	(37)	(18)
Bargain purchase gain and settlement of pre-existing relationships	—	—	58	259	214
Commutation gains (losses)	1	(16)	328	8	28
Other income (loss) (1)	4	17	5	66	51
Total revenues	963	1,001	1,739	1,675	2,204
Expenses:
Loss and loss adjustment expenses	93	64	388	295	424
Interest expense	89	94	97	102	101
Amortization of deferred acquisition costs (DAC)	18	16	19	18	20
Employee compensation and benefit expenses	178	152	143	133	126
Other operating expenses	125	96	101	112	105
Total expenses	503	422	748	660	776
Income (loss) before income taxes and equity in net earnings of investees	460	579	991	1,015	1,428
Equity in net earnings of investees (1)	4	1	—	2	3
Income (loss) before income taxes	464	580	991	1,017	1,431
Provision (benefit) for income taxes	63	59	261	136	375
Net income (loss)	401	521	730	881	1,056
Less: Redeemable noncontrolling interests	(1)	—	—	—	—
Net income (loss) attributable to Assured Guaranty Ltd.	$402	$521	$730	$881	$1,056
Diluted earnings per share	$4.00	$4.68	$5.96	$6.56	$7.08
Cash dividends declared per share	$0.72	$0.64	$0.57	$0.52	$0.48

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in millions, except per share amounts)
Balance sheet data:
Assets:
Investments and cash	$10,409	$10,977	$11,539	$11,103	$11,358
Premiums receivable, net of commissions payable	1,286	904	915	576	693
Ceded unearned premium reserve	39	59	119	206	232
Salvage and subrogation recoverable	747	490	572	365	126
Variable interest entities’ assets (3)	1,014	569	700	876	1,261
Goodwill and other intangible assets	216	24	24	25	24
Total assets	14,326	13,603	14,433	14,151	14,544
Liabilities and shareholders' equity:
Unearned premium reserve	3,736	3,512	3,475	3,511	3,996
Loss and loss adjustment expense reserve	1,050	1,177	1,444	1,127	1,067
Long-term debt	1,235	1,233	1,292	1,306	1,300
Credit derivative liabilities	191	209	271	402	446
Variable interest entities’ liabilities (3)	951	619	757	958	1,349
Total liabilities	7,674	7,048	7,594	7,647	8,481
Shareholders' equity attributable to Assured Guaranty Ltd.	6,639	6,555	6,839	6,504	6,063
Shareholders' equity	6,645	6,555	6,839	6,504	6,063
Shareholders' equity attributable to Assured Guaranty Ltd. per share	71.18	63.23	58.95	50.82	43.96
Consolidated statutory financial information:
Policyholders' surplus	$5,056	$5,148	$5,305	$5,126	$4,631
Contingency reserve	1,607	1,663	1,750	2,008	2,263
Claims-paying resources (2)	11,162	11,815	12,021	11,954	12,567
Financial Guaranty Exposure:
Net debt service outstanding	$374,130	$371,586	$401,118	$437,535	$536,341
Net par outstanding	236,807	241,802	264,952	296,318	358,571
Asset Management Data:
Assets under management	17,827	—	—	—	—
___________________

(1)
The presentation of equity in net earnings of investees was changed in 2019 to reflect amounts previously reported in net investment income and other income to a separate line item on the consolidated statements of operations.

(2)
Based on accounting practices prescribed or permitted by U.S. insurance regulatory authorities, for all insurance subsidiaries. Claims-paying resources is calculated as the sum of statutory policyholders' surplus, statutory contingency reserve, unearned premium reserves and net deferred ceding commission income, statutory loss and LAE reserves, present value of installment premium on all insurance contracts regardless of form, discounted at 6%, standby lines of credit/stop loss and excess-of-loss reinsurance facility. Total claims-paying resources is used by the Company to evaluate the adequacy of capital resources.

(3)	Beginning in 2019, variable interest entities’ assets and liabilities include consolidated investment vehicles.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, the following discussion and analysis of the Company’s financial condition and results of operations should be read in its entirety with the Company’s consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. The following discussion and analysis of the Company’s financial condition and results of operations contains forward looking statements that involve risks and uncertainties. See “Forward Looking Statements” for more information. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Risk Factors” and “Forward Looking Statements.”

Overview

Beginning in fourth quarter 2019, after the acquisition of BlueMountain, the Company realigned its reporting structure to be consistent with how management now views its different business lines. Management views its businesses in two distinct segments: Insurance and Asset Management. The Company's Corporate division activities are presented separately. The Insurance and Asset Management businesses are conducted through separate legal entities, which is the basis on which the results of operations are presented and reviewed by the chief operating decision maker (CODM) to assess performance and allocate resources.

In the Insurance segment, the Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer credit protection products to holders of debt instruments and other monetary obligations that protect them from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled debt service payment, the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the U.K., and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia. The Company also provides other forms of insurance that are consistent with its risk profile and benefit from its underwriting experience.

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

In the Asset Management segment, Assured Investment Management provides investment advisory services, which include the management of CLOs and opportunity funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of December 31, 2019, Assured Investment Management had $17.8 billion of AUM of which $12.8 billion is from CLOs, $1.0 billion is from opportunity funds and $4.0 billion is from wind-down funds. These amounts are inclusive of $191 million that Assured Investment Management manages on behalf of the Company's insurance subsidiaries. AUM may be impacted by a wide range of factors, including the condition of the global economy and financial markets, the relative attractiveness of Assured Investment Management’s investment strategies, and regulatory or other governmental policies or actions. For an explanation of how the Company defines and uses the AUM metric and why it provides useful information to investors, please see " -- Results of Operations by Segment -- Asset Management Segment."

Fees in respect of investment advisory services are the largest components of revenues for the Asset Management segment. Assured Investment Management is compensated for its investment advisory services generally through management fees which are based on AUM. In addition, with respect to CLOs and certain hedge and opportunity funds, Assured Investment Management may receive performance fees if certain thresholds are met.

The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH, as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

The Company reviews its segment results before giving effect to the consolidation of VIEs. The effect of consolidating VIEs, as well as intersegment eliminations and certain reclassification are presented separately in the Company's reconciliations of segment results to GAAP and non-GAAP measures.

Economic Environment

As a financial guaranty insurer and asset manager, the Company is affected by numerous factors, including the economy and the condition of financial markets. Interest rates, credit spreads, fluctuations in equity, credit and foreign exchange markets, which may be volatile, can significantly affect the ability of the Company to write new insurance business and attract third-party assets for its asset management business. Such factors can also affect the Company's expected losses in its Insurance segment, valuation of its investments and the investments of the funds it manages.

The U.S. experienced sustained positive economic momentum in 2019. According to the U.S. Bureau of Labor Statistics (BLS), the unemployment rate began the year at 3.9% and ended the year at 3.5%. Payroll employment growth in 2019 totaled 2.1 million jobs, compared with a gain of 2.3 million jobs in 2018. Gross domestic product increased 2.3% in 2019, compared with 2.9% in 2018 according to the Bureau of Economic Analysis initial estimate.

As reported by U.S. Census Bureau and the U.S. Department of Housing and Urban Development, new home sales were up 23% on a year-over-year basis. The median sale price of new homes sold in the U.S. in December 2019 was $331,400, an improvement over 2018’s lower median sales prices, which hit a low of $302,400 in November 2018. See Item 8, Financial Statements and Supplementary Data, Note 6, Expected Loss to be Paid, for a discussion of the assumptions used in determining expected losses for U.S. RMBS.

The federal funds rate ended 2019 with a target range of 1.5% and 1.75%, having started the year at 2.25% and 2.50%. At the January 28-29, 2020 Federal Open Market Committee (FOMC) meeting, the FOMC maintained the target range for the federal funds rate at between 1.5% and 1.75%. After that meeting, the FOMC released the following statement in regards to its decision to maintain the fed funds rate at its current level: “The Committee judges that the current stance of monetary policy is appropriate to support sustained expansion of economic activity, strong labor market conditions, and inflation returning to the Committee's symmetric 2% objective. The Committee will continue to monitor the implications of incoming information for the economic outlook, including global developments and muted inflation pressures, as it assesses the appropriate path of the target range for the federal funds rate.”

In 2019, municipal interest rates reached new lows and credit spreads tightened further. The 30-year AAA Municipal Market Data (MMD) rate started the year off at 3.02% and ended the year at 2.09%. Credit spreads tightened during the year as the spread between "A" and "AAA" 30-year general obligation fell from 51 basis points (bps) to start the year to as low as 35 bps on July 24th. It remained near that relatively narrow level through the end of the year. This is compared to an average of 53 bps in 2018 and 2017. The “AAA” 30-year MMD benchmark yields reached 1.83% on August 28th, the lowest yield since the benchmark was first published in June 1981. Following the reporting period, the benchmark yield hit a subsequent new low.

When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower-rated or uninsured obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. Issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, which results in decreased demand or premiums obtainable for financial guaranty insurance, and a resulting reduction in the Company's results of operations. See “Key Business Strategies” below for market volume and penetration.

US equity markets were largely negative for 2018 due to equities dropping sharply in the fourth quarter of 2018, but experienced a very strong 2019. The Dow Jones Industrial Average, Nasdaq Composite Index and the S&P 500 Index all finished markedly higher for the full year.

During 2019, the U.S. dollar remained stable against other currencies on a trade-weighted basis according to data from the Federal Reserve Bank of St. Louis. The Company believes this was the result of the Federal Reserve shifting its monetary policy path to a more accommodating one, bringing it more in line with other key central banks (e.g., Bank of Japan, the Bank of England and the European Central Bank). See Item 8, Financial Statements and Supplementary Data, Note 7, Contracts Accounted for as Insurance and Note 10, Investments and Cash, for gains/losses on foreign exchange rate changes on the consolidated statements of operations.

Financial Performance of Assured Guaranty

Financial results include the results of BlueMountain after the date of acquisition on October 1, 2019.

Financial Results

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
GAAP Highlights
Net income (loss) attributable to AGL	$402	$521	$730
Net income (loss) attributable to AGL per diluted share	4.00	4.68	5.96
Weighted Average Diluted shares	100.2	111.3	122.3

Adjusted operating income (loss) (1) (2)
Insurance	$512	$582	$732
Asset Management	(10)	—	—
Corporate	(111)	(96)	(83)
Other	—	(4)	12
Adjusted operating income (loss)	391	482	661
Adjusted operating income per diluted share (2)	3.91	4.34	5.41

Insurance Segment
Gross written premiums (GWP)	$677	$612	$307
Present value of new business production (PVP) (1)	463	663	289
Gross par written	24,353	24,624	18,024
Asset Management Segment
CLO net inflows	$885	$—	$—
Wind-down funds net outflows	(1,297)	—	—

	As of December 31, 2019		As of December 31, 2018
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity attributable to AGL	$6,639	$71.18	$6,555	$63.23
Adjusted operating shareholders' equity (1) (3)	6,246	66.96	6,342	61.17
Adjusted book value (1) (4)	9,035	96.86	8,922	86.06
Gain (loss) related to the effect of consolidating VIEs (VIE consolidation) included in adjusted operating shareholders' equity	7	0.07	3	0.03
Gain (loss) related to VIE consolidation included in adjusted book value	(4)	(0.05)	(15)	(0.15)
Common shares outstanding (5)	93.3		103.7
____________________

(1)
See “-- Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (GAAP) and a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available. See “-- Non-GAAP Financial Measures” for additional details.

(2)	"Adjusted operating income" was formerly known as "Non-GAAP operating income."

(3)	"Adjusted operating shareholders' equity" was formerly known as "Non-GAAP operating shareholders' equity."

(4)	"Adjusted book value" was formerly known as "Non-GAAP adjusted book value."

(5)	See “Key Business Strategies -- Capital Management” below for information on common share repurchases.

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses such as: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of VIEs and CCS, changes in fair value of credit derivatives related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses.

Other factors that drive volatility in net income in the Insurance segment include: changes in expected claims and recoveries, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including other-than-temporary impairments (OTTI)), changes in foreign exchange rates, the effects of large settlements, commutations, acquisitions, the effects of the Company's various loss mitigation strategies, and changes in the fair value of investments in Assured Investment Management funds. In the Asset Management segment, changes in the fair value of Assured Investment Management funds affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues:
Net earned premiums	$476	$548	$690
Net investment income	378	395	417
Asset management fees	22	—	—
Net realized investment gains (losses)	22	(32)	40
Net change in fair value of credit derivatives	(6)	112	111
Fair value gains (losses) on FG VIEs	42	14	30
Foreign exchange gains (losses) on remeasurement	24	(37)	60
Bargain purchase gain and settlement of pre-existing relationships	—	—	58
Commutation gains (losses)	1	(16)	328
Other income (loss)	4	17	5
Total revenues	963	1,001	1,739
Expenses:
Loss and LAE	93	64	388
Interest expense	89	94	97
Amortization of DAC	18	16	19
Employee compensation and benefit expenses	178	152	143
Other operating expenses	125	96	101
Total expenses	503	422	748
Income (loss) before provision for income taxes and equity in net earnings of investees	460	579	991
Equity in net earnings of investees	4	1	—
Income (loss) before income taxes	464	580	991
Provision (benefit) for income taxes	63	59	261
Net income (loss)	401	521	730
Less: Redeemable noncontrolling interests	(1)	—	—
Net income (loss) attributable to Assured Guaranty Ltd.	$402	$521	$730
Effective tax rate	13.7%	10.2%	26.3%

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Net income attributable to AGL for 2019 was lower compared 2018 primarily due to:

•	fair value losses on credit derivatives and CCS in 2019 compared with gains in 2018,

•	lower earned premiums consistent with the scheduled decline net par outstanding, as well as lower accelerations for refundings and terminations,

•	higher compensation and other operating expenses attributable to the BlueMountain Acquisition and its related fourth quarter 2019 expenses, and

•	higher loss and loss adjustment expenses in 2019.

These decreases were offset in part by foreign exchange gains in 2019 compared with losses in 2018, realized gains on investment portfolio in 2019 compared with losses in 2018, higher gains on FG VIEs in 2019, and asset management fees from BlueMountain for fourth quarter 2019.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21% in 2019 and 2018, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, and no taxes for the Company’s Bermuda Subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate was lower in 2019 due to the impact of final BEAT regulations issued in fourth quarter 2019 that allow alternative minimum tax credits to be used in the calculation.

Shareholders' equity attributable to AGL increased since December 31, 2018 primarily due to net income and unrealized gains on available for sale investment securities, offset in part by share repurchases and dividends. Adjusted operating shareholders' equity decreased in 2019 primarily due to share repurchases and dividends, partially offset by positive adjusted operating income. Adjusted book value increased slightly in 2019 primarily due to new business development, partially offset by share repurchases and dividends.

Shareholders' equity attributable to AGL per share, adjusted operating shareholders' equity per share and adjusted book value per share all increased in 2019 to $71.18, $66.96 and $96.86, respectively, which benefited from the repurchase of an additional 11.2 million shares in 2019. See “Accretive Effect of Cumulative Repurchases” table below.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

The Company's comparison of 2018 results to 2017 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Results of Operations.

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

Assumption of Insured Portfolio. On June 1, 2018, the Company closed a transaction with Syncora Guarantee Inc. (SGI) (SGI Transaction) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. The net par value of exposures reinsured and commuted as of June 1, 2018 totaled approximately $12 billion. The SGI Transaction reduced shareholders' equity by $0.16 per share, due to a commutation loss on the reassumed book of business, and increased adjusted book value by $2.25 per share. Additionally, beginning on June 1, 2018, on behalf of SGI, AGC began providing certain administrative services on the assumed portfolio, including surveillance, risk management, and claims processing.

Acquisitions: On January 10, 2017, AGC completed its acquisition of MBIA UK, which added a total of $12 billion in net par. At acquisition, MBIA UK contributed shareholders' equity of $84 million and adjusted book value of $322 million.

Commutations. The Company entered into various commutation agreements to reassume previously ceded business in 2019, 2018 and 2017 that resulted in gains of $1 million in 2019, losses of $16 million in 2018 and gains of $328 million in 2017. The commutations added net unearned premium reserve of $15 million in 2019 and $64 million in 2018. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2019	2018	2017
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$406.6	$320.3	$409.5
Total insured	$23.9	$18.9	$23.0
Insured by Assured Guaranty	$14.0	$10.5	$13.5
Number of issues:
New municipal bonds issued	10,590	8,555	10,589
Total insured	1,724	1,246	1,637
Insured by Assured Guaranty	839	596	833
Bond insurance market penetration based on:
Par	5.9%	5.9%	5.6%
Number of issues	16.3%	14.6%	15.5%
Single A par sold	21.4%	17.8%	23.3%
Single A transactions sold	54.9%	52.8%	57.3%
$25 million and under par sold	18.1%	17.2%	18.7%
$25 million and under transactions sold	19.7%	17.1%	18.3%
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

In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico Electric Power Authority (PREPA) restructuring support agreement and the Puerto Rico Sales Tax Financing Corporation (COFINA) plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure.

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

Asset Management

The BlueMountain Acquisition represents a significant increase in the Company's participation in the asset management industry. Assured Investment Management is a diversified asset manager that serves as investment advisor to CLOs and opportunity funds as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. Assured Investment Management manages structured finance, credit and special situation investments, with a track record dating back to 2003. Assured Investment Management underwrites assets and structures investments while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients.

As of December 31, 2019, Assured Investment Management is a top-twenty CLO manager by AUM, as published by CreditFlux, and is led by an experienced CLO and loan research team. Assured Investment Management and its affiliates have issued 37 CLOs since inception, in both the U.S. and European markets. The CLOs have broad investor distribution with access to a diversified set of global investors. The team has focused on building diversified portfolios with a focus on free cash flow generation and downside protection.

The Company monitors certain operating metrics that are common to the asset management industry. These operating metrics include, but are not limited to, funded assets under management and unfunded capital commitments (together, AUM) and investment advisory service revenues. The Company considers the categorization of its AUM by product type to be a useful lens in monitoring the Asset Management segment. AUM by product type assists in measuring the duration of AUM for which the Asset Management segment has the potential to earn Management Fees and Performance Allocations/Fees. For a discussion of the metric AUM, please see “-- Results of Operations by Segment -- Asset Management Segment.”

Assured Investment Management product types generally have the following contractual duration profile:

•
CLO products are typically issued on a quarterly basis when market conditions permit and generally have a stated maturity of 12-13 years with a potential reinvestment period. Once the reinvestment period expires, CLO noteholders will receive distributions through the maturity of the CLO, unless Assured Investment Management and the noteholders agree to reset the period of the CLOs for an extended reinvestment period.

•
Opportunity funds invest in a mix of strategies that may have higher concentrations in illiquid strategies. Typically, opportunity funds have limited withdrawal or redemption rights, and instead offer contractual cashflow distributions based on the legal agreement of each respective opportunity fund.

In addition to CLOs and opportunity funds, Assured Investment Management also manages legacy hedge and opportunity funds now subject to an orderly wind-down.

The Company intends to initially invest $500 million of capital in funds managed by Assured Investment Management plus additional amounts in other accounts managed by Assured Investment Management. The Company intends to use these capital investments to (a) launch new products (CLOs, and/or opportunity funds) on the Assured Investment Management platform and (b) enhance the returns of its own investment portfolio. As of December 31, 2019, the Company had invested approximately $79 million of the $500 million it intends to initially invest in Assured Investment Management funds. This capital was invested in three new investment vehicles, with each vehicle dedicated to a single strategy including CLOs, asset-backed finance and healthcare structured capital. These strategies are consistent with the investment strengths of Assured Investment Management and its plans to continue to grow its structured finance strategies.

Over time, the Company seeks to broaden and further diversify its Asset Management segment leading to increased assets under management and a fee-generating platform. The Company intends to leverage the Assured Investment Management infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations.

Capital Management

In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

From 2013 through February 27, 2020, the Company has repurchased 106.6 million common shares for approximately $3,256 million, representing 55% of the total shares outstanding at the beginning of the repurchase program in 2013. On February 26, 2020, the Board authorized an additional $250 million of share repurchases. As of February 27, 2020, $408 million remained under the aggregate share repurchase authorization. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including free funds available at the parent company, other potential uses for such free funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board of Directors at any time and does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 21, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013-2018	$2,716	94.556	$28.73
2019	500	11.164	44.79
2020 (through February 27, 2020)	40	0.844	47.41
Cumulative repurchases since the beginning of 2013	$3,256	106.564	$30.56

Accretive Effect of Cumulative Repurchases (1)

	Year Ended December 31,
	2019	2018	As of December 31, 2019	As of December 31, 2018
	(per share)
Net income attributable to AGL	$1.60	$1.73
Adjusted operating income	1.56	1.58
Shareholders' equity attributable to AGL			$21.44	$16.26
Adjusted operating shareholders' equity			19.24	15.29
Adjusted book value			35.06	27.07
_________________

(1)	Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013.

In March 2019, MAC received approval from the NYDFS to dividend to Municipal Assurance Holdings Inc. (MAC Holdings) a $100 million in 2019, an amount that exceeds the amount available to dividend without such approval in 2019 under applicable law. MAC distributed $100 million dividend to MAC Holdings during the second quarter of 2019.

In 2019, the MIA approved and AGC implemented the repurchase of $100 million of its shares of common stock from AGUS.

The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in 2019, 2018 and 2017, AGUS purchased $3 million, $100 million and $28 million of par, respectively, of AGMH's outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $1 million in 2019, $34 million in 2018 and $9 million in 2017. The Company may choose to make additional purchases of this or other Company debt in the future.

Other Events

Brexit

On June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the EU, known as “Brexit”. The U.K. government served notice to the European Council on March 29, 2017 of its desire to withdraw in accordance with Article 50 of the Treaty on European Union. As described above in Part 1, Item 1, Business, Regulation, the U.K. parliament has approved a withdrawal agreement with the EU and the U.K. left the EU on January 31, 2020. There is a transition period under the terms of the withdrawal agreement which will end on December 31, 2020. Negotiations will be ongoing during the transition period between the U.K. and EU to determine the wider terms of the U.K.'s future relationship with the EU, including the terms of trade between the U.K. and the EU. If the U.K. and EU fail to agree the U.K.'s future relationship with the EU during the transition period ending on December 31, 2020, there will be considerable uncertainty as to the ongoing terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU, and a likely negative impact on all parties. Given the lack of clarity on the ultimate post-Brexit relationship between the U.K. and the EU, the Company cannot fully determine what, if any, impact Brexit may have on its business or operations, both inside and outside the U.K., but it has identified the following issues:

•Currency Impact. The Company reports its accounts in U.S. dollars, while some of its income, expenses, assets and liabilities are denominated in other currencies, primarily the pound sterling and the euro. During 2016, the year in which a majority in the U.K. voted for Brexit, the value of pound sterling dropped from £0.68 per dollar to £0.81 per dollar, while the euro dropped from €0.83 per dollar to €0.95 per dollar. For the year ended 2016 the Company recognized losses of approximately $21 million in the consolidated statement of operations, net of tax, and approximately $32 million in other comprehensive income (OCI), net of tax, for foreign currency translation, that were primarily driven by the exchange rate fluctuations of the pound sterling. Currency exchange rates may also move materially as the terms of Brexit become known, especially in the event of the U.K. and EU failing to agree the U.K.'s future relationship with the EU by the end of the transition period.

•U.K. Business. As of December 31, 2019, approximately $38.5 billion of the Company’s insured net par is to risks located in the U.K., and most of that exposure is to utilities, with much of the rest to hospital facilities, government accommodation, universities, toll roads and housing associations that the Company believes are not overly vulnerable to Brexit pressures. AGE UK is currently authorized by the PRA of the Bank of England with permissions sufficient to enable AGE UK to effect and carry out financial guaranty insurance and reinsurance in the U.K. Most of the new transactions insured by AGE UK since 2008 have been in the U.K.

•Business Elsewhere in the EU. As of December 31, 2019, approximately $7.0 billion of the Company’s insured net par is to risks located in EU and EEA countries. During the transition period under the withdrawal agreement, EU directives allow AGE UK to conduct business in those other remaining EU or EEA states based on its PRA permissions. This is sometimes called “passporting." The Company cannot determine whether U.K. authorized financial services firms such as AGE UK will continue to enjoy passporting rights to those other remaining EEA states after Brexit. As a consequence, Assured Guaranty has established a new subsidiary in Paris, France, AGE SA, in order to continue with the ability to write new business, and to service existing business, in those other remaining EEA states. While the Company believes that, in the event that the U.K. and EU fail to agree on the U.K.'s future relationship with the EU during the transition period, those other EEA states outside the U.K. will permit the Company to continue to service existing business in their states, there can be no assurance that this will occur, nor can the Company fully determine the impact on its business and operations if it does not occur. As noted above, most of the new transactions insured by AGE UK since 2008 have been in the U.K.

•Employees. All of the employees working in AGE UK’s London office are either U.K. citizens or have U.K. resident status.

LIBOR Sunset

In 2017, the United Kingdom’s FCA announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. While regulators have suggested substitute rates, including the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR, if it occurs, will be contract-specific. The Company has exposure to LIBOR in three areas of its operations: (i) issuers of obligations the Company insures have obligations, assets and hedges that reference LIBOR, and some of the obligations the Company insures reference LIBOR, (ii)

debt issued by the Company's wholly owned subsidiaries AGUS and AGMH currently pay, or will convert to, a floating interest rate tied to LIBOR, and (iii) CCS from which the Company benefits also pay interest tied to LIBOR. See Item 8, Financial Statements and Supplementary Data, Note 15, Long-Term Debt and Credit Facilities.

The Company has reviewed its insured portfolio to identify insured transactions that it believes may be vulnerable to the transition from LIBOR. The review focused on insured issues that are scheduled or projected to have an outstanding principal balance as of December 31, 2021, the date of LIBOR’s scheduled sunset, and excluded, due to their immateriality, insured issues projected to have an outstanding principal balance of less than $1 million at December 31, 2021. The Company reviewed the language governing the setting of interest rates in the event of unavailability of LIBOR in the governing documents of all BIG insured transactions (except those issues projected to have an outstanding principal balance of less than $1 million at December 31, 2021), which the Company believes are most likely to be vulnerable to issues relating to the setting of interest rates after the sunset of LIBOR. The Company has also reviewed relevant language in the documents relating to the debt issued by the Company and the CCS that benefit the Company. As a significant portion of these securities are likely to become fixed rate in December 2021, the initial benefit or harm of the sunset of LIBOR depends on the level of interest rates at such time. Also, whatever interest rate is set by the party responsible for calculating the interest rate may be challenged in the court by other parties in interest. The Company has initiated a dialogue with relevant trustees, calculation agents, auction agents, servicers and other parties responsible for implementing the rate change in these transactions. Most have not yet committed to a course of action.

Given the lack of clarity on decisions that parties responsible for calculating interest rates will make and the reaction of impacted parties as well as the unknown level of interest rates when the change occurs, the Company cannot at this time predict the impact of the discontinuance of LIBOR, if it occurs, on every obligor and obligation the Company enhances or on its own debt issuances. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part 1, Item 1A, Risk Factors.

Income Taxes

The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of PFICs. The proposed regulations provide guidance on various passive foreign investment company rules, including changes resulting from the Tax Act. Management is currently in the process of evaluating the impact to its shareholders and business operations.

Results of Operations

Business Segments

The Company reports its results of operations consistent with the manner in which the Company's CODM reviews the business to assess performance and allocate resources. Prior to the BlueMountain Acquisition on October 1, 2019, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in fourth quarter 2019, with the BlueMountain Acquisition and expansion into the asset management business, the Company now operates in two distinct segments, Insurance and Asset Management. The Asset Management segment operates under the name "Assured Investment Management." The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the FG VIEs and investment vehicles that are not subsidiaries of Assured Guaranty. See Item 8. Financial Statement and Supplementary Data, Note 14, Variable Interest Entities.

The Insurance segment primarily consists of the Company's domestic and foreign insurance subsidiaries and their wholly-owned subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment also includes the income (loss) from its proportionate equity interest in Assured Investment Management funds.

The Asset Management segment consists of the Company's Assured Investment Management subsidiaries, which provide asset management services to outside investors as well as to the Company's Insurance segment.

The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH, as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

Other items consist of intersegment eliminations, reclassifications, and consolidation adjustments, including the effect of consolidating FG VIEs and certain Assured Investment Management investment vehicles in which Insurance segment invests.

The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

The Company analyzes the operating performance of each segment using "adjusted operating income." See “-- Non-GAAP Financial Measures -- Adjusted Operating Income” below for definition of "adjusted operating income" (formerly known as non-GAAP operating income) and Item 8, Financial Statements and Supplementary Data, Note 4, Segment Information. Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles; however the effect of consolidating such entities, including the related eliminations, is included in the "other" column in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

The following table summarizes adjusted operating income from the Company's business segment operations. See also Item 8, Financial Statements and Supplementary Data, Note 4, Segment Information.

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Adjusted operating income (loss) by segment:
Insurance	$512	$582	$732
Asset management	(10)	—	—
Corporate	(111)	(96)	(83)
Other	—	(4)	12
Adjusted operating income (loss)	391	482	661
Reconciling items from adjusted operating income to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments	22	(32)	40
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(10)	101	43
Fair value gains (losses) on CCS	(22)	14	(2)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	22	(32)	57
Total pre-tax adjustments	12	51	138
Plus tax effect on pre-tax adjustments	(1)	(12)	(69)
Net income (loss) attributable to AGL	$402	$521	$730

Results of Operations by Segment

Insurance Segment Results

Insurance Results

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues
Net earned premiums and credit derivative revenues	$511	$580	$734
Net investment income	383	396	423
Bargain purchase gain and settlement of pre-existing relationships	—	—	58
Commutation gains (losses)	1	(16)	328
Other income (loss)	22	32	16
Total revenues	917	992	1,559
Expenses
Loss expense	86	70	352
Amortization of deferred acquisition cost (DAC)	18	16	19
Employee compensation and benefit expenses	137	134	127
Other operating expenses	83	82	88
Total expenses	324	302	586
Equity in net earnings of investees	2	1	—
Adjusted operating income (loss) before income taxes	595	691	973
Provision (benefit) for income taxes	83	109	241
Adjusted operating income (loss)	$512	$582	$732

Insurance New Business Production

Insurance
Gross Written Premiums and
New Business Production

	Year Ended December 31,
	2019	2018	2017
	(in millions)
GWP
Public Finance—U.S.	$198	$320	$190
Public Finance—non-U.S.	417	115	105
Structured Finance—U.S.	57	167	(1)
Structured Finance—non-U.S.	5	10	13
Total GWP	$677	$612	$307
PVP (1):
Public Finance—U.S.	$201	$391	$196
Public Finance—non-U.S.	211	94	66
Structured Finance—U.S.	45	166	12
Structured Finance—non-U.S.	6	12	15
Total PVP	$463	$663	$289
Gross Par Written (1):
Public Finance—U.S.	$16,337	$19,572	$15,957
Public Finance—non-U.S.	6,347	3,817	1,376
Structured Finance—U.S.	1,581	902	489
Structured Finance—non-U.S.	88	333	202
Total gross par written	$24,353	$24,624	$18,024

Average rating on new business written	A	A-	A-
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “-- Non-GAAP Financial Measures -- PVP or Present Value of New Business Production.”

GWP relates to both financial guaranty insurance and specialty insurance and reinsurance contracts. Financial guaranty GWP includes amounts collected upfront on new business written, the present value of future premiums on new business written (discounted at risk free rates), as well as the effects of changes in the estimated lives of transactions in the inforce book of business. Specialty insurance and reinsurance GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore not included in GWP. The non-GAAP measure, PVP, on the other hand, includes upfront premiums and estimated future installments on new business at the time of issuance, discounted at 6% for all contracts whether in insurance or credit derivative form.

Excluding amounts assumed in the SGI Transaction in 2018, GWP and PVP increased in 2019 compared with 2018. GWP was $677 million in 2019, compared with $282 million in 2018 (excluding the SGI Transaction), and PVP was $463 million in 2019 compared with $272 million in 2018 (excluding the SGI Transaction). 2019 GWP and PVP were the highest reported direct new business production since 2009.

In 2019, the Company generated non-U.S.public finance GWP of $417 million, representing PVP of $211 million, on $6.3 billion of investment-grade par with an average rating of A+. Excluding the SGI Transaction in 2018, GWP and PVP for non-U.S. public finance transactions was $65 million and $44 million, respectively. GWP and PVP in 2019 were driven primarily by:

•	privately executed, bilateral guarantees on a large number of European sub-sovereign credits,

•	additional premiums upon the conversion of several existing transactions from credit default swaps to financial guaranty insurance contracts,

•	several U.K financings for the construction of new student accommodations, and

•	debt refinancings, including a Spanish solar plant transaction, which was the first insured issuance in Spain since the 2008 financial crisis, and a previously insured regulated utility transaction.

Global structured finance GWP and PVP was also higher in 2019 compared with 2018 (excluding the SGI Transaction), as the Company wrote insurance on more transactions and par in the collateralized loan obligation, life insurance reserve, and residual value reinsurance asset classes.

In 2019, Assured Guaranty once again guaranteed the majority of U.S. public finance insured par issued. 2019 U.S. public finance GWP of $198 million was consistent with 2018 GWP of $197 million, excluding the SGI Transaction. Similarly, PVP of $201 million in FY 2019 was consistent with PVP of $206 million in FY 2018, excluding the SGI Transaction.

Infrastructure and structured finance transactions tend to have long lead times, causing production levels to vary significantly from period to period.

2018 Assumed SGI Insured Portfolio

GWP and PVP for 2018 included the assumption of substantially all of the insured portfolio of SGI. On a GAAP basis, the SGI Transaction generated GWP of $330 million, plus $86 million in undiscounted expected future credit derivative revenue, including transactions with $131 million in expected losses (discounted at a risk-free rate on a GAAP basis). On a non-GAAP basis, PVP was $391 million, including transactions with expected losses of $83 million (discounted at 6% consistent with the PVP discount rate). See also Item 8, Financial Statements and Supplementary Data, Note 2, Business Combinations and Assumption of Insured Portfolio, for additional information. The components of new business production generated by the SGI Transaction are presented below.

Assumed SGI Insured Portfolio
As of June 1, 2018

	GWP	PVP (1)
	Financial Guaranty	Financial Guaranty	Credit Derivatives	Total	Gross Par Written (1)
	(in millions)
Public Finance—U.S.	$123	$118	$67	$185	$7,559
Public Finance—non-U.S.	50	38	12	50	3,345
Structured Finance—U.S.	157	156	—	156	349
Structured Finance—non-U.S.	—	—	—	—	19
Total	$330	$312	$79	$391	$11,272
____________________

(1)	See “-- Non-GAAP Financial Measures -- PVP or Present Value of New Business Production.”

Net Earned Premiums and Credit Derivative Revenues

Premiums are earned over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business, or books of business acquired in a business combination. See Item 8, Financial Statements and Supplementary Data, Note 7, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information. Credit derivative revenue represents realized gains on credit derivatives representing premiums received and receivable.

Net earned premiums due to accelerations is attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company's contractual rights to make claim payments on an accelerated basis.

Refundings occur in the public finance market and had been at historically high levels in recent years primarily due to the low interest rate environment, which has allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Act regarding the termination of the tax-exempt status of advance refunding bonds have resulted in fewer refundings.

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

Net Earned Premiums and Credit Derivative Revenues

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums	$278	$300	$315
Accelerations:
Refundings	115	139	269
Terminations	10	14	2
Total accelerations	125	153	271
Total public finance	403	453	586
Structured finance
Scheduled net earned premiums	78	97	102
Accelerations	7	6	15
Total structured finance	85	103	117
Specialty insurance and reinsurance	6	4	2
Total net earned premiums	494	560	705
Credit derivative revenues	17	20	29
Total net earned premiums and credit derivative revenues	$511	$580	$734

2019 compared with 2018: Net earned premiums decreased in 2019 compared with 2018 primarily due to a reduction in accelerations due to refundings and terminations and the scheduled decline in par outstanding. At December 31, 2019, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

2018 compared with 2017: Net earned premiums decreased in 2018 compared with 2017 primarily due to reduced refunding activity due to a reduction in the insured portfolio as well as fewer advanced refunding bonds, caused by changes in tax law enacted in 2017. At December 31, 2018, $3.6 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts. The SGI Transaction contributed $375 million of net unearned premium reserve on June 1, 2018.

Credit derivative revenues have declined in 2019, 2018 and 2017 primarily due to the decline in the net par outstanding. The Company has not written new credit derivatives since 2009. Other than credit derivatives acquired in business combinations and reinsurance agreements, or as part of loss mitigation strategies, credit derivative exposure is expected to decline.

Net Investment Income

Net investment income is a function of the yield earned and the size of the investment portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income in the Insurance segment represents income earned on the available for sale portfolio, short term investments and other invested assets, other than equity method investments. Equity method investments in the Insurance segment include the insurance companies' investments in Assured Investment Management funds, as well as other direct investments. The income (loss) on such investments is presented as a separate line item, "equity in earnings of investees." The

Company currently intends to invest up to $500 million in Assured Investment Management funds, and as of December 31, 2019 had invested $79 million.
Net Investment Income

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Income from fixed-maturity securities managed by third parties	$272	$293	$296
Income from internally managed securities	120	112	136
Gross investment income	392	405	432
Investment expenses	(9)	(9)	(9)
Net investment income	$383	$396	$423

2019 compared with 2018: Net investment income decreased compared with 2018 primarily due to a decrease in the average asset balances in the investment portfolio, which was partially offset by the acceleration of income related to the settlement of an insured obligation in June 2019 that was held in the loss mitigation portfolio. The overall pre-tax book yield was 3.51% as of December 31, 2019 and 3.86% as of December 31, 2018, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.21% as of December 31, 2019 compared with 3.24% as of December 31, 2018.

2018 compared with 2017: Net investment income decreased compared with 2017 primarily due to the accretion on the Zohar II 2005-1 notes prior to the MBIA UK Acquisition date in January 2017. The overall pre-tax book yield was 3.86% as of December 31, 2018 and 3.78% as of December 31, 2017, respectively. Excluding the internally managed portfolio, pre-tax book yield was 3.24% as of December 31, 2018 compared with 3.20% as of December 31, 2017.

Bargain Purchase Gain and Settlement of Pre-existing Relationships

In connection with the MBIA UK Acquisition in 2017, the Company recognized bargain purchase gain of $56 million and gain on settlements of pre-existing relationships of $2 million. See Item 8, Financial Statements and Supplementary Data, Note 2, Business Combinations and Assumption of Insured Portfolio, for additional information.

Commutation Gains (Losses)

In connection with the reassumption of previously ceded books of business, the Company recognized commutation gains of $1 million in 2019 and $328 million in 2017, respectively, and commutation losses of $16 million in 2018. The losses in 2018 related to the commutation component of the SGI Transaction.

Other Income (Loss)

Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

 Other Income (Loss)

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$3	$(5)	$5
Fair value gains (losses) on equity investments (2)	—	27	—
Other	19	10	11
Total other income (loss)	$22	$32	$16
 ____________________

(1)	Primarily relate to cash.

(2)
The Company recorded a gain on change in fair value of equity securities in 2018 related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in third quarter of 2018.

Economic Loss Development

     The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of assumptions and methodologies used in calculating the expected loss to be paid for all contracts, the loss estimation process and the accounting policies for measurement and recognition under GAAP for each type of contract, see the Notes listed below in Item 8, Financial Statements and Supplementary Data.

•Note 6 for expected loss to be paid
•Note 7 for contracts accounted for as insurance
•Note 9 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities
•Note 11 for contracts accounted for as credit derivatives
•Note 14 for FG VIEs

In order to efficiently evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid primarily consists of the present value of future: expected claim and LAE payments, expected recoveries from issuers or excess spread, cessions to reinsurers, expected recoveries/payables for breaches of representation & warranties (R&W) and the effects of other loss mitigation strategies. Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk-free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
	(in millions)
Insurance	$683	$1,110	$14	$(9)	$353
FG VIEs	58	75	(29)	(13)	(6)
Credit derivatives	(4)	(2)	14	17	(34)
Total	$737	$1,183	$(1)	$(5)	$313

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
	(in millions)
U.S. public finance	$531	$832	$224	$70	$554
Non-U.S. public finance	23	32	(9)	$(14)	$(5)
Structured finance
U.S. RMBS	146	293	(234)	(69)	(181)
Other structured finance	37	26	18	8	(55)
Structured finance	183	319	(216)	(61)	(236)
Total	$737	$1,183	$(1)	$(5)	$313

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations				Economic Loss Development (Benefit) Attributable to Changes in Risk Free Rates
	As of December 31,				Year Ended December 31,
	Range			Weighted Average	(in millions)
2019	0.0%	-	2.45%	1.94%	$(11)
2018	0.0%	-	3.06%	2.74%	(17)
2017	0.0%	-	2.78%	2.38%	25

2019 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.8 billion as of December 31, 2019 compared with $6.4 billion as of December 31, 2018. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2019 will be $531 million, compared with $832 million as of December 31, 2018. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At December 31, 2019 that credit was $819 million compared with $586 million at December 31, 2018. Economic loss development on U.S. exposures in 2019 was $224 million, which was primarily attributable to Puerto Rico exposures. See Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure, for details about significant developments that have taken place in Puerto Rico.

The economic benefit of approximately $9 million on non-U.S. exposures during 2019 was mainly attributable to the improved internal outlook of certain Spanish sovereigns and sub-sovereigns.

U.S. RMBS: The net benefit attributable to U.S. RMBS of $234 million was mainly related to improvement in the performance of second lien U.S. RMBS transactions.

Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $18 million, mainly related to LAE.

2018 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposure, which had BIG net par outstanding of $6.4 billion as of December 31, 2018 compared with $7.1 billion as of December 31, 2017. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2018 will be $832 million, compared with $1,157 million as of December 31, 2017. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At December 31, 2018, that credit was $586 million compared with $385 million at December 31, 2017. Economic loss development on U.S. exposures in 2018 was $70 million, which was primarily attributable to Puerto Rico exposures, partially offset by the release of reserves on the Company's exposure to the City of Hartford following the State of Connecticut's (CT) agreement to pay the debt service costs of certain bonds of the City of Hartford, including those insured by the Company.

The economic benefit of approximately $14 million on non-U.S. exposures during 2018 was mainly attributable to a U.K. arterial road and changes in certain probability of default assumptions.

U.S. RMBS: The net benefit attributable to U.S. RMBS of $69 million was mainly related to improvement in the performance of second lien U.S. RMBS transactions. The net expected loss to be paid for U.S RMBS increased from 2017 to 2018 mainly due losses assumed in the SGI Transaction and the collection of a large R&W settlement in 2018.

Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $8 million, related to progress on efforts to workout life insurance transactions and LAE.

2017 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures which had BIG net par outstanding of $7.1 billion as of December 31, 2017 compared with $7.4 billion as of December 31, 2016. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2017 would be $1,157 million, compared with $871 million as of December 31, 2016. Economic loss development on U.S. exposures in 2017 was $554 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $181 million and was mainly related to an R&W litigation settlement, and improved second lien U.S. RMBS recoveries.

Other Structured Finance: The net benefit attributable to structured finance (excluding U.S. RMBS) was $55 million, primarily due to a benefit from a litigation settlement related to two life insurance transactions.

Insurance Segment Loss and LAE

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

Loss and LAE reported in Insurance segment adjusted operating income (i.e., adjusted loss and LAE) includes loss and LAE on financial guaranty insurance contracts (without giving effect to eliminations related to consolidation of FG VIEs), plus credit derivative losses.

For financial guaranty insurance contracts, each transaction's expected loss to be expensed is compared with the deferred premium revenue of that transaction. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in income for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in a business combination or seasoned portfolios assumed from legacy financial guaranty insurers generally have the largest deferred premium revenue balances. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to those policies.

The amount of loss and LAE recognized in Insurance segment income, which includes all policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis.

While expected loss to be paid is an important liquidity measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of net expected losses that will be recognized in future periods as deferred premium revenue amortizes into income for financial guaranty insurance policies.

The following table presents the Insurance segment loss and LAE, net of reinsurance.

Insurance Segment
Loss and LAE (Benefit)

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S. public finance	$247	$90	$553
Non-U.S. public finance	(7)	(7)	(4)
Structured finance
U.S. RMBS	(176)	(19)	(142)
Other structured finance	22	6	(55)
Structured finance	(154)	(13)	(197)
Total loss and LAE (benefit)	$86	$70	$352

The primary components of the Insurance segment loss and LAE expense were as follows:

•	2019 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by improved recoveries in U.S. RMBS,

•
2018 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by the reduction of loss reserves on the City of Hartford, CT, exposure and a benefit on structured finance exposures, and

•	2017 was mainly driven by higher loss reserves on certain Puerto Rico exposures, partially offset by a benefit from R&W settlements of $105 million, and a life insurance litigation settlement.

For additional information on the expected timing of net expected losses to be expensed see Item 8, Financial Statements and Supplementary Data, Note 7, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Compensation, Benefits, Other Operating Expenses and Amortization of DAC

2019 compared with 2018: Employee compensation and benefit expenses increased in 2019 compared with 2018 primarily due to higher bonus and share-based compensation expenses, which were offset by higher deferred costs as a result of increased new business production. Other operating expenses and amortization of DAC increased in 2019 compared with 2018 primarily due to higher professional fees and amortization of DAC resulting from increased premium earned for specific underwriting years, which were partially offset by lower acquisition related expenses, which related to the SGI Transaction in 2018.

2018 compared with 2017: Employee compensation and benefit expenses increased in 2018 compared with 2017 primarily due to higher salary and bonus accruals and share-based compensation expenses, which were offset by higher deferred costs as a result of increased new business production. Other operating expenses and amortization of DAC decreased in 2018 compared with 2017 primarily due to lower acquisition related expenses (SGI Transaction in 2018 versus MBIA UK Acquisition in 2017) and amortization of DAC resulting from reduced premium earned for specific underwriting years.

Asset Management Segment Results

Asset Management Results

Year Ended December 31, 2019
(in millions)
Revenues
Management fees:
CLOs	$3
Opportunity funds	2
Wind-down funds	13
Total management fees	18
Performance fees	4
Total asset management fees	22
Total revenues	22
Expenses
Restructuring expenses	7
Amortization of intangible assets	3
Employee compensation and benefit expenses	17
Other operating expenses	7
Total expenses	34
Adjusted operating income (loss) before income taxes	(12)
Provision (benefit) for income taxes	(2)
Adjusted operating income (loss)	$(10)

Asset Management Fees

Management fees from CLOs are the net management fees that Assured Investment Management retains after rebating the portion of these fees that pertains to the CLO equity that is held directly by Assured Investment Management funds. Gross management fees from CLOs, before rebates to Assured Investment Management funds, were $11 million for the fourth quarter of 2019.

Management fees from opportunity funds for the quarter are attributable to a previously established opportunity fund. During the fourth quarter of 2019, the Company launched two new opportunity funds with capital from the Company's insurance subsidiaries of $142 million, which are expected to earn management fees beginning in 2020.
Performance fees were primarily derived from the achievement of performance criteria of two funds currently in wind-down. Funds that do not hit high-water marks or return hurdles are not eligible to receive performance fees for the year. Distributions to investors in the wind-down funds are expected to continue, at least throughout 2020.

Performance fees are recorded when the contractual performance criteria have been met and when it is probable that a significant reversal of revenues will not occur in future reporting periods. For opportunity funds, these conditions are met typically close to the end of the fund’s life. The Company's current opportunity funds were not near the end of their harvest period during the quarter, when they would typically earn performance fee.

Expenses

Expenses primarily consist of employee compensation and benefits, which included $7 million in restructuring expenses as the Company repositioned Assured Investment Management and right-sized the asset management business. Remaining operating expenses primarily consist of depreciation and amortization related to the leases held by Assured Investment Management in New York and London. Amortization of finite-lived intangible assets, which mainly consist of Assured Investment Management's CLO and investment management contracts and its CLO distribution network, was $3 million during the fourth quarter of 2019.

Assets Under Management

The Company uses AUM as a metric to measure progress in its Asset Management segment. The Company uses measures of its AUM in its decision making process and intends to use a measure of change in AUM in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

•	the net asset value of the opportunity and wind-down funds plus any unfunded commitments;

•
the amount of aggregate collateral balance and principal cash of Assured Investment Management's CLOs, including CLO equity that may be held by Assured Investment Management funds. This also includes CLO assets managed by BlueMountain Fuji Management, LLC (BM Fuji). BlueMountain is not the investment manager of BM Fuji CLOs, but rather has entered into a services agreement and a secondment agreement with BM Fuji pursuant to which BlueMountain provides certain services associated with the management of BM Fuji-advised CLOs and acts in the capacity of service provider.

The Company's calculation of AUM may differ from the calculation employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. The calculation also differs from the manner in which Assured Investment Management affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.

The Company also uses several other measurements of AUM to understand and measure its AUM in more detail and for various purposes, including its relative position in the market and its income and income potential:

•
“Third-party assets under management” or “3rd Party AUM” refers to the assets Assured Investment Management manages or advises on behalf of third-party investors. This includes current and former employee investments in Assured Investment Management's funds. For CLOs, this also includes CLO equity that may be held by Assured Investment Management's funds.

•
“Intercompany assets under management” or “Intercompany AUM” refers to the assets Assured Investment Management manages or advises on behalf of the Company. This includes investments from affiliates of Assured Guaranty along with general partners' investments of BlueMountain (or its affiliates) into the funds.

•	“Funded assets under management” or “Funded AUM” refers to assets that have been deployed or invested into the funds or CLOs.

•	“Unfunded assets under management” or “Unfunded AUM” refers to unfunded capital commitments from closed-end funds and CLO warehouse fund.

•	“Fee earning assets under management” or “Fee Earning AUM” refers to assets where Assured Investment Management collects fees and has elected not to waive or rebate fees to investors.

•
“Non-fee earning assets under management” or “Non-Fee Earning AUM” refers to assets where Assured Investment Management does not collect fees or has elected to waive or rebate fees to investors. Assured Investment Management reserves the right to waive some or all fees for certain investors, including investors affiliated with Assured Investment Management and/or the Company. Further, to the extent that the Company's wind-down and/or opportunity funds are invested in Assured Investment Management managed CLOs, Assured Investment Management may rebate any management fees and/or performance compensation earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by Assured Investment Management.

Assets Under Management

	CLOs	Opportunity Funds	Wind-Down Funds	Total
	(in millions)
Rollforward:
AUM, October 1, 2019	$11,844	$923	$5,528	$18,295

Inflows	977	165	—	1,142
Outflows:
Redemptions	—	—	(171)	(171)
Distributions	(92)	(43)	(1,126)	(1,261)
Total outflows	(92)	(43)	(1,297)	(1,432)
Net flows	885	122	(1,297)	(290)
Change in fund value	29	(22)	(185)	(178)
AUM, end of period (1)	$12,758	$1,023	$4,046	$17,827

Funded AUM	$12,721	$796	$3,980	$17,497
Unfunded AUM	37	227	66	330

Fee Earning AUM	$3,438	$695	$3,838	$7,971
Non-Fee Earning AUM	9,320	328	208	9,856
_____________________

(1)	Includes $142 million and $49 million of AUM related to intercompany investments in Assured Investment Management opportunity fund and CLO fund, respectively.

CLOs AUM includes $536 million of CLO equity that is held by various Assured Investment Management funds. This CLO equity corresponds to the majority of the non-fee earning CLO AUM, as Assured Investment Management typically rebates the CLO fees back to Assured Investment Management funds.

Net outflows were $290 million, primarily driven by the return of capital in wind-down funds, which includes funds that are now subject to orderly wind-down and certain funds in their harvest period, partially offset by the issuance of two new CLOs and a CLO fund, as well as the launch of opportunity funds focused on asset-backed finance and healthcare structured capital strategies. The new funds launched in the fourth quarter of 2019 were primarily funded with capital from the Insurance segment.

Corporate Division Results

Corporate Results

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Revenues
Net investment income	$4	$6	$2
Other income (loss) (1)	(1)	(34)	(10)
Total revenues	3	(28)	(8)
Expenses
Interest expense	94	97	100
Employee compensation and benefit expenses	17	18	16
Other operating expenses	22	14	13
Total expenses	133	129	129
Adjusted operating income (loss) before income taxes	(130)	(157)	(137)
Provision (benefit) for income taxes	(19)	(61)	(54)
Adjusted operating income (loss)	$(111)	$(96)	$(83)
_____________________
(1)    Primarily loss on extinguishment of debt.

Adjusted operating loss for the Corporate division for all periods consisted primarily of interest expense and compensation expense, and also included losses on the extinguishment of debt recorded in other income.

Revenues

The loss on extinguishment of debt, recorded in other income, is related to AGUS' purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Interest Expense

Interest expense primarily relates to debt issued by AGUS and AGMH. Decrease in interest expense for all years relates to purchase of AGMH's debt by AGUS. See Item 8, Financial Statements and Supplementary Data, Note 15, Long-Term Debt and Credit Facilities, for additional information.

Compensation, Benefits and Other Operating Expenses

Compensation and benefits expenses allocated to the Corporate division are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other operating expenses increased in 2019 compared with 2018 primarily due to higher professional fees related to AGUS' acquisition of BlueMountain.

Other

Other items consist of intersegment eliminations, reclassifications, and consolidation adjustments, including the effect of consolidating FG VIEs and certain Assured Investment Management investment vehicles in which Insurance segment invests. The net effect on adjusted operating income (loss) of these adjustments was a loss of $4 million in 2018 and a gain of $12 million in 2017. The effect was de minimis in 2019. See Item 8, Financial Statements and Supplementary Data, Note 4, Segment Information.

VIE Consolidation Effect on
Net Income (Loss) Attributable to AGL

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Effect of consolidating:
FG VIEs	$—	$(4)	$11
Investment vehicles	—	—	—
VIE consolidation effect	$—	$(4)	$11

The types of variable interest entities (VIEs) the Company consolidates when it is deemed to be the primary beneficiary include (1) entities whose debt obligations the insurance subsidiaries insure, and (2) investment vehicles such as collateralized financing entities and investment funds managed by the Asset Management subsidiaries, in which the insurance company subsidiaries have a variable interest (consolidated investment vehicles). The Company eliminates the effects of intercompany transactions between consolidated VIEs and its insurance and asset management subsidiaries, as well as intercompany transactions between consolidated VIEs.

Generally, the consolidation of the Company's consolidated investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The consolidated investment vehicles have no net effect on the net income attributable to the Company. The economic interest the Company holds in consolidated funds is presented in the Insurance segment. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable noncontrolling interests in the consolidated funds in the Company's consolidated financial statements. See Item 8, Financial Statements and Supplementary Data, Note 14, Variable Interest Entities, for additional information.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
To Adjusted Operating Income (Loss)

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net income (loss) attributable to AGL	$402	$521	$730
Less pre-tax adjustments:
Realized gains (losses) on investments	22	(32)	40
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(10)	101	43
Fair value gains (losses) on CCS (1)	(22)	14	(2)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	22	(32)	57
Total pre-tax adjustments	12	51	138
Less tax effect on pre-tax adjustments	(1)	(12)	(69)
Adjusted operating income (loss)	$391	$482	$661
___________________

(1)	Included in other income (loss) in the consolidated statements of operations.

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Gross realized gains on available-for-sale securities	$63	$20	$95
Gross realized losses on available-for-sale securities	(5)	(12)	(12)
Net realized gains (losses) on other invested assets	(1)	(1)	—
OTTI	(35)	(39)	(43)
Net realized investment gains (losses)	$22	$(32)	$40

Gross realized gains mainly consisted of the following in each year presented:

•	2019 mainly related to the sale of the COFINA Exchange Senior Bonds.

•	2018 mainly related to foreign exchange gains.

•	2017 mainly relate to sales of internally managed investments, including the gain on sale of the Zohar II 2005-1 notes exchanged in the MBIA UK Acquisition.

OTTI for 2019, 2018 and 2017 was primarily attributable to securities purchased for loss mitigation and other risk management purposes and changes in foreign exchange rates.

Non-Credit Impairment Unrealized Fair Value Gains (Losses) on Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company's own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates, and other market factors. The components of changes in fair value of credit derivatives related to credit derivative revenues and changes in expected losses are included in Insurance segment results. Non-economic changes in unrealized fair value gains and losses on credit derivatives are not included in the Insurance segment measure of adjusted operating income because it does not represent actual claims or expected losses and are expected to reverse to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC. The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. Generally, a widening of credit spreads of the underlying obligations results in unrealized losses and the tightening of credit spreads of the underlying obligations results in unrealized gains. A widening of the CDS prices traded on AGC has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. Due to the relatively low volume and characteristics of CDS contracts remaining in AGM's portfolio, changes in AGM's credit spreads do not significantly affect the fair value of these CDS contracts.

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of December 31, 2019, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement, for additional information.

During 2019, non-credit impairment fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company's CDS. These unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During 2018, non-credit impairment fair value gains were primarily generated by CDS terminations, run-off of CDS par and price improvements on the underlying collateral of the Company’s CDS. In addition, unrealized fair value gains were generated by the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies during the period. The unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads driven by the decreased cost to buy protection in AGC’s name, as the market cost of AGC’s credit protection decreased during the period.

During 2017, non-credit impairment fair value gains were primarily generated by CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. The majority of the CDS transactions that were terminated were as a result of settlement agreements with several CDS counterparties. During 2017, the cost to buy protection in AGC’s name, specifically the five-year CDS spread, did not change materially during the period, and therefore did not have a material impact on the Company’s unrealized fair value gains and losses on CDS.

Fair Value Gains (Losses) on CCS

Fair value losses on CCS in 2019 and 2017 were primarily due to a tightening in market spreads during the year. Fair value gains on CCS in 2018 were primarily due to a widening in market spreads during 2018. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange gains and losses in all years primarily relate to remeasurement of premiums receivable and are mainly due to changes in the exchange rate of the pound sterling relative to the U.S. dollar.

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

By disclosing non-GAAP financial measures, the Company gives investors, analysts and financial news reporters access to information that management and the Board of Directors review internally. The Company believes its presentation of non-GAAP financial measures, along with the effect of VIE consolidation, provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and for investors, analysts and the financial news media to evaluate Assured Guaranty’s financial results.

GAAP requires the Company to consolidate certain FG VIEs and investment vehicles. The Company does not own such FG VIEs and its exposure is limited to its obligation under the financial guaranty insurance contract, which is captured in the Insurance segment results. The economic effect of its consolidated investment vehicles is also captured in its Insurance segment results through the insurance subsidiaries' economic interest in such vehicles. Management and the Board of Directors use non-GAAP financial measures further adjusted to remove VIE consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses these core financial measures in its decision making process and in its calculation of certain components of management compensation. Wherever possible, the Company has separately disclosed the effect of VIE consolidation.

Management believes that many investors, analysts and financial news reporters use adjusted operating shareholders’ equity, further adjusted to remove the effect of VIE consolidation, as the principal financial measure for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Management also believes that many of the Company’s fixed income investors also use this measure to evaluate the Company’s capital adequacy.

Management believes that many investors, analysts and financial news reporters also use adjusted book value, further adjusted to remove the effect of VIE consolidation, to evaluate AGL’s share price and as the basis of their decision to recommend, buy or sell the AGL common shares. Adjusted operating income further adjusted for the effect of VIE consolidation enables investors and analysts to evaluate the Company’s financial results in comparison with the consensus analyst estimates distributed publicly by financial databases.

The core financial measures that the Company uses to help determine compensation are: (1) adjusted operating income, further adjusted to remove the effect of VIE consolidation, (2) adjusted operating shareholders' equity, further adjusted to remove the effect of VIE consolidation, (3) growth in adjusted book value per share, further adjusted to remove the effect of VIE consolidation, and (4) PVP.

 The following paragraphs define each non-GAAP financial measure disclosed by the Company and describe why it is useful. To the extent there is a directly comparable GAAP financial measure, a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is presented below.

Adjusted Operating Income

Management believes that adjusted operating income is a useful measure because it clarifies the understanding of the underwriting results and financial condition of the Company and presents the results of operations of the Company excluding the fair value adjustments on credit derivatives and CCS that are not expected to result in economic gain or loss, as well as other adjustments described below. Management further adjusts adjusted operating income by removing VIE consolidation to arrive at its core operating income measure. Adjusted operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

Adjusted Operating Shareholders’ Equity and Adjusted Book Value

     Management believes that adjusted operating shareholders’ equity is a useful measure because it presents the equity of the Company excluding the fair value adjustments on investments, credit derivatives and CCS that are not expected to result in economic gain or loss, along with other adjustments described below. Management further adjusts adjusted operating shareholders’ equity by removing VIE consolidation to arrive at its core operating shareholders' equity and core adjusted book value.

Adjusted operating shareholders’ equity is the basis of the calculation of adjusted book value (see below). Adjusted operating shareholders’ equity is defined as shareholders’ equity attributable to AGL, as reported under GAAP, adjusted for the following:

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

Management uses adjusted book value, further adjusted for VIE consolidation, to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value per share, further adjusted for VIE consolidation (core adjusted book value), is one of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors. Management believes that adjusted book value is a useful measure because it enables an evaluation of the Company’s in-force premiums and revenues net of expected losses. Adjusted book value is adjusted operating shareholders’ equity, as defined above, further adjusted for the following:

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

The unearned premiums and revenues included in adjusted book value will be earned in future periods, but actual earnings may differ materially from the estimated amounts used in determining current adjusted book value due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults and other factors.

Reconciliation of Shareholders’ Equity Attributable to AGL
To Adjusted Book Value

	As of December 31, 2019		As of December 31, 2018
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity Attributable to AGL	$6,639	$71.18	$6,555	$63.23
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(56)	(0.60)	(45)	(0.44)
Fair value gains (losses) on CCS	52	0.56	74	0.72
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	486	5.21	247	2.39
Less taxes	(89)	(0.95)	(63)	(0.61)
Adjusted operating shareholders’ equity	6,246	66.96	6,342	61.17
Pre-tax adjustments:
Less: Deferred acquisition costs	111	1.19	105	1.01
Plus: Net present value of estimated net future revenue	192	2.05	204	1.96
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,296	35.34	3,005	28.98
Plus taxes	(588)	(6.30)	(524)	(5.04)
Adjusted book value	$9,035	$96.86	$8,922	$86.06

Gain (loss) related to VIE consolidation included in adjusted operating shareholders' equity (net of tax provision of $2 and $1)	$7	$0.07	$3	$0.03

Gain (loss) related to VIE consolidation included in adjusted book value (net of tax benefit of $1 and $4)	$(4)	$(0.05)	$(15)	$(0.15)

Net Present Value of Estimated Net Future Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of future estimated revenue for contracts other than financial guaranty insurance contracts (such as specialty insurance and reinsurance contracts and credit derivatives). There is no corresponding GAAP financial measure. This amount represents the present value of estimated future revenue from these contracts, net of reinsurance, ceding commissions and premium taxes, for contracts without expected economic losses, and is discounted at 6%. Estimated net future revenue may change from period to period due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation.

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

Reconciliation of GWP to PVP

	Year Ended December 31, 2019
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$198	$417	$57	$5	$677
Less: Installment GWP and other GAAP adjustments (1)	(3)	417	55	—	469
Upfront GWP	201	—	2	5	208
Plus: Installment premium PVP	—	211	43	1	255
PVP	$201	$211	$45	$6	$463

	Year Ended December 31, 2018
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$320	$115	$167	$10	$612
Less: Installment GWP and other GAAP adjustments (1)	34	75	9	1	119
Upfront GWP	286	40	158	9	493
Plus: Installment premium PVP (2)	105	54	8	3	170
PVP	$391	$94	$166	$12	$663

	Year Ended December 31, 2017
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$190	$105	$(1)	$13	$307
Less: Installment GWP and other GAAP adjustments (1)	(3)	103	(1)	—	99
Upfront GWP	193	2	—	13	208
Plus: Installment premium PVP	3	64	12	2	81
PVP	$196	$66	$12	$15	$289
_____________

(1)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, any cancellations of assumed reinsurance contracts, and other GAAP adjustments.

(2)	Includes PVP of credit derivatives assumed in the SGI Transaction.

Insured Portfolio

Financial Guaranty Exposure

The Company measures its financial guaranty exposure in terms of (a) gross and net par outstanding and (b) gross and net debt service, which includes scheduled principal and interest. The Company uses gross and net par outstanding and gross and net debt service to measure and understand the financial guaranty risk it guarantees in its Insurance segment and to understand its relative position in the fixed income markets.

The Company typically guarantees the payment of principal and interest when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any third-party reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date.

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of December 31, 2019 and December 31, 2018, the Company excluded $1.4 billion and $1.9 billion, respectively, of net par attributable to loss mitigation securities. See Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure, for additional information.

Gross debt service outstanding represents the sum of all estimated future principal and interest payments on the obligations insured, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any third-party reinsurance. Future debt service payments include the impact of any consumer price index inflator after the reporting date, as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

The Company calculates its debt service outstanding as follows:

•
for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company's public finance transactions), as the total estimated contractual future principal and interest due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity;

•
for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, RMBS and CLOs), as total estimated expected future principal and interest due on insured obligations through their respective expected terms, which includes the Company's expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

The calculation of debt service requires the use of estimates, which the Company updates periodically, including estimates for the expected remaining term of insured obligations supported by homogeneous pools of assets, updated interest rates for floating and variable rate insured obligations, behavior of consumer price indices for obligations with consumer price index inflators, foreign exchange rates and other assumptions based on the characteristics of each insured obligation. The anticipated sunset of LIBOR at the end of 2021 has introduced another variable into the Company's calculation of future debt service. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part 1, Item 1A, Risk Factors. Debt service is a measure of the estimated maximum potential exposure to insured obligations before considering the Company’s various legal rights to the underlying collateral and other remedies available to it under its financial guaranty contract.

Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on variable rate insured obligations, consumer price index behavior differing from that projected, changes in foreign exchange rates on non-U.S. denominated insured obligations and other factors.

The following table presents the insured financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation).

Financial Guaranty
Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2019		As of December 31, 2018
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$73,467	A-	$78,800	A-
Tax backed	37,047	A-	40,616	A-
Municipal utilities	26,195	A-	28,402	A-
Transportation	16,209	BBB+	15,197	A-
Healthcare	7,148	A-	6,750	A-
Higher education	5,916	A-	6,643	A-
Infrastructure finance	5,429	A-	5,489	A-
Housing revenue	1,321	BBB+	1,435	BBB+
Investor-owned utilities	655	A-	846	A-
Renewable energy	210	A-	215	BBB+
Other public finance—U.S.	1,890	A-	2,169	A-
Total public finance—U.S.	175,487	A-	186,562	A-
Non-U.S.:
Regulated utilities	18,995	BBB+	18,124	BBB+
Infrastructure finance	17,952	BBB	17,166	BBB
Sovereign and sub-sovereign	11,341	A+	6,094	A
Renewable energy	1,555	A	1,346	A
Pooled infrastructure	1,416	AAA	1,373	AAA
Total public finance—non-U.S.	51,259	A-	44,103	BBB+
Total public finance	226,746	A-	230,665	A-
Structured finance:
U.S.:
RMBS	3,546	BBB-	4,270	BBB-
Life insurance transactions	1,776	AA-	1,435	A+
Pooled corporate obligations	1,401	AA-	1,215	AA-
Financial products	1,019	AA-	1,094	AA-
Consumer receivables	962	A-	1,255	A-
Other structured finance—U.S.	596	BBB+	675	A-
Total structured finance—U.S.	9,300	A-	9,944	A-
Non-U.S.:
RMBS	427	A	576	A-
Pooled corporate obligations	55	BB+	126	A
Other structured finance	279	A+	491	A
Total structured finance—non-U.S.	761	A	1,193	A
Total structured finance	10,061	A-	11,137	A-
Total net par outstanding	$236,807	A-	$241,802	A-

The following table sets forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty Portfolio by Internal Rating

	As of December 31, 2019		As of December 31, 2018
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,361	1.8%	$4,618	1.9%
AA	29,037	12.3	27,021	11.2
A	111,329	47.0	119,415	49.4
BBB	83,574	35.3	80,588	33.3
BIG	8,506	3.6	10,160	4.2
Total net par outstanding	$236,807	100.0%	$241,802	100.0%

The tables below show the Company's ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2019:

Ten Largest U.S. Public Finance Exposures
by Revenue Source
As of December 31, 2019

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$4,224	2.4%	BBB
Pennsylvania (Commonwealth of)	1,978	1.1	A-
Illinois (State of)	1,803	1.1	BBB
New York Metropolitan Transportation Authority	1,630	0.9	A-
Puerto Rico, General Obligation, Appropriations and Guarantees of the Commonwealth	1,409	0.8	CCC
Puerto Rico Highways & Transportation Authority	1,265	0.7	CCC
Chicago (City of) Illinois	1,158	0.7	BBB
North Texas Tollway Authority	1,120	0.6	A
California (State of)	1,082	0.6	AA-
Wisconsin (State of)	1,053	0.6	A+
Total of top ten U.S. public finance exposures	$16,722	9.5%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2019

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Securitization	$530	5.7%	AA
Private US Insurance Securitization	500	5.4	AA-
SLM Private Credit Student Trust 2007-A	417	4.4	A+
Private US Insurance Securitization	340	3.7	AA-
Fortress Credit Opportunities VII CLO Limited	257	2.8	AA-
Private US Insurance Securitization	213	2.3	AA-
ABPCI Direct Lending Fund CLO I Ltd	208	2.2	A
SLM Private Credit Student Loan Trust 2006-C	194	2.1	AA-
Option One 2007-FXD2	177	1.9	CCC
Brightwood Fund III Static 2018-1, LLC	159	1.7	AA
Total of top ten U.S. structured finance exposures	$2,995	32.2%

Ten Largest Non-U.S. Exposures
As of December 31, 2019

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Southern Water Services Limited	United Kingdom	$2,760	5.3%	A-
Thames Water Utility Finance Plc	United Kingdom	2,068	4.0	A-
Hydro-Quebec, Province of Quebec	Canada	2,013	3.9	A+
Southern Gas Networks PLC	United Kingdom	1,739	3.3	BBB
Societe des Autoroutes du Nord et de l'Est de France S.A.	France	1,689	3.2	BBB+
Welsh Water PLC	United Kingdom	1,652	3.2	A-
Anglian Water Services Financing	United Kingdom	1,502	2.9	A-
National Grid Gas PLC	United Kingdom	1,314	2.5	BBB+
British Broadcasting Corporation (BBC)	United Kingdom	1,305	2.5	A+
Channel Link Enterprises Finance PLC	France, United Kingdom	1,234	2.4	BBB
Total of top ten non-U.S. exposures		$17,276	33.2%

Financial Guaranty Portfolio by Geographic Area

The following table sets forth the geographic distribution of the Company's financial guaranty portfolio.

Geographic Distribution
of Financial Guaranty Portfolio
As of December 31, 2019

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
California	1,318	$33,368	14.1%
Pennsylvania	665	15,895	6.7
Texas	1,090	14,860	6.3
New York	749	14,682	6.2
Illinois	602	13,977	5.9
New Jersey	337	10,504	4.4
Florida	266	7,107	3.0
Michigan	305	5,345	2.3
Puerto Rico	17	4,270	1.8
Louisiana	162	4,167	1.8
Other	2,529	51,312	21.7
Total U.S. public finance	8,040	175,487	74.2
U.S. Structured finance (multiple states)	450	9,300	3.9
Total U.S.	8,490	184,787	78.1
Non-U.S.:
United Kingdom	288	38,450	16.2
France	7	3,130	1.3
Canada	8	2,495	1.1
Australia	11	2,112	0.9
Austria	3	1,250	0.5
Other	42	4,583	1.9
Total non-U.S.	359	52,020	21.9
Total	8,849	$236,807	100.0%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following tables set forth the distribution of the Company's portfolio by original size of the Company's exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2019

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	12,838	$33,384	14.7%
$10 through $50 million	3,844	62,416	27.6
$50 through $100 million	640	34,257	15.1
$100 million to $200 million	342	35,469	15.6
$200 million or greater	227	61,220	27.0
Total	17,891	$226,746	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2019

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	135	$108	1.1%
$10 through $50 million	163	1,057	10.4
$50 through $100 million	57	1,117	11.1
$100 million to $200 million	76	2,229	22.2
$200 million or greater	95	5,550	55.2
Total	526	$10,061	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of December 31, 2019, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

The Company groups its Puerto Rico exposure into three categories:

•	Constitutionally Guaranteed.

•	Public Corporations – Certain Revenues Potentially Subject to Clawback.

•	Other Public Corporations.

Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure.

Exposure to Puerto Rico
As of December 31, 2019

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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of December 31, 2019

	Scheduled Net Par Amortization
	2020 (1Q)	2020 (2Q)	2020 (3Q)	2020 (4Q)	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$—	$141	$—	$15	$37	$14	$73	$289	$419	$265	$—	$—	$1,253
PBA	—	—	5	—	13	—	7	—	58	38	19	—	—	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	—	25	—	18	28	33	4	163	166	292	82	—	811
PRHTA (Highway revenue)	—	—	22	—	35	6	32	33	55	177	94	—	—	454
PRCCDA	—	—	—	—	—	—	—	—	19	76	57	—	—	152
PRIFA	—	—	—	—	—	—	2	—	—	—	7	7	—	16
Other Public Corporations
PREPA	—	—	48	—	28	28	95	93	386	140	4	—	—	822
PRASA	—	—	—	—	—	—	—	1	109	—	2	15	246	373
MFA	—	—	45	—	40	40	22	18	79	4	—	—	—	248
U of PR	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$—	$—	$286	$—	$149	$139	$205	$222	$1,158	$1,021	$740	$104	$246	$4,270
Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of December 31, 2019

	Scheduled Net Debt Service Amortization
	2020 (1Q)	2020 (2Q)	2020 (3Q)	2020 (4Q)	2021	2022	2023	2024	2025 -2029	2030 -2034	2035 -2039	2040 -2044	2045 -2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$33	$—	$173	$—	$74	$94	$70	$128	$514	$572	$294	$—	$—	$1,952
PBA	4	—	9	—	20	6	13	6	81	50	20	—	—	209
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	21	—	46	—	59	68	72	41	331	294	356	89	—	1,377
PRHTA (Highway revenue)	12	—	34	—	58	27	52	51	134	233	101	—	—	702
PRCCDA	3	—	3	—	7	7	7	7	52	103	61	—	—	250
PRIFA	—	—	—	—	1	1	3	1	4	3	10	8	—	31
Other Public Corporations
PREPA	17	3	65	3	63	62	128	121	467	155	5	—	—	1,089
PRASA	10	—	10	—	19	19	19	20	190	68	70	82	272	779
MFA	6	—	52	—	50	48	28	23	89	5	—	—	—	301
U of PR	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$106	$3	$392	$3	$351	$332	$392	$398	$1,862	$1,484	$917	$179	$272	$6,691

Financial Guaranty Exposure to U.S. Residential Mortgage-Backed Securities

The table below provides information on certain risk characteristics of the Company’s U.S. RMBS exposures. As of December 31, 2019, U.S. RMBS net par outstanding was $3.5 billion, of which $1.6 billion was rated BIG. U.S. RMBS exposures represent 2% of the total net par outstanding, and BIG U.S. RMBS represent 19% of total BIG net par outstanding as of December 31, 2019. See Item 8, Financial Statements and Supplementary Data, Note 6, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2019

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$22	$21	$1	$581	$47	$672
2005	50	217	24	222	132	645
2006	38	42	11	280	217	588
2007	—	332	28	957	281	1,598
2008	—	—	—	43	—	43
Total exposures	$110	$612	$64	$2,083	$677	$3,546

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. All specialty insurance and reinsurance exposures shown in the table below are rated investment grade internally.

Specialty Insurance and Reinsurance
Exposure

	Gross Exposure		Net Exposure
	As of December 31, 2019	As of December 31, 2018	As of December 31, 2019	As of December 31, 2018
	(in millions)
Life insurance transactions (1)	$1,046	$880	$898	$763
Aircraft RVI policies	398	340	243	218
____________________

(1)	The life insurance transactions net exposure is projected to increase to approximately $1.0 billion by December 31, 2023.

Reinsurer Exposures

The Company has exposure to reinsurers through reinsurance arrangements (both as a ceding company and as an assuming company). Most of the Company's exposure as a ceding company and as an assuming company relates to financial guaranty contracts written before 2009, although the Company has assumed or reassumed (from financial guarantors no longer writing new business) some of those exposures more recently. The Company continues to cede portions of certain specialty exposures to reinsurers to mitigate its risk. See Item 8, Financial Statements and Supplementary Data, Note 8, Reinsurance.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The liquidity requirements of these entities include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to fund acquisitions of new businesses, to make capital investments in their operating subsidiaries, purchase the Company's outstanding debt, or in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “Distributions From Subsidiaries” below for a discussion of the dividend restrictions of its insurance subsidiaries.

The following table presents significant holding company cash flow activities (other than investment income, expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	AGL	AGUS	AGMH
	(in millions)
Year ended December 31, 2019
Intercompany sources	$689	$667	$220
Intercompany (uses)	—	(492)	(199)
External sources (uses):
Dividends paid to AGL shareholders	(74)	—	—
Repurchases of common shares (1)	(500)	—	—
Interest paid (2)	—	(46)	(38)
Purchase of AGMH's debt by AGUS	—	(3)	—
BlueMountain acquisition	—	(157)	—

Year ended December 31, 2018
Intercompany sources	$597	$525	$205
Intercompany (uses)	—	(485)	(192)
External sources (uses):
Dividends paid to AGL shareholders	(71)	—	—
Repurchases of common shares (1)	(500)	—	—
Interest paid (2)	—	(58)	(41)
Purchase of AGMH's debt by AGUS	—	(100)	—

Year ended December 31, 2017
Intercompany sources	$595	$391	$322
Intercompany (uses)	—	(511)	(279)
External sources (uses):
Dividends paid to AGL shareholders	(70)	—	—
Repurchases of common shares (1)	(501)	—	—
Interest paid (2)	—	(32)	(45)
Purchase of AGMH's debt by AGUS	—	(28)	—
____________________

(1)	See Item 8, Financial Statements and Supplementary Data, Note 21, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)	See “Long-Term Obligations” below for interest paid by subsidiary.

Distributions From Subsidiaries

The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to the insurance subsidiaries are described in Item 8, Financial Statements and Supplementary Data, Note 18, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance subsidiary are as follows:

•
The maximum amount available during 2020 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $218 million, of which $72 million is estimated to be available for distribution in the first quarter of 2020.

•
The maximum amount available during 2020 for AGC to distribute as ordinary dividends is approximately $166 million, of which approximately $85 million is available for distribution in the first quarter of 2020.

•
The maximum amount available during 2020 for MAC to distribute to MAC Holdings as dividends without regulatory approval is estimated to be approximately $21 million, none of which is available for distribution in the first quarter of 2020.

•
Based on the applicable law and regulations, in 2020 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $274 million as of December 31, 2019. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $264 million as of December 31, 2019, and (ii) the amount of statutory surplus, which as of December 31, 2019 was $240 million.

•
Based on the applicable law and regulations, in 2020 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $103 million as of December 31, 2019. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $383 million as of December 31, 2019, and (ii) the amount of Statutory surplus, which as of December 31, 2019 was $273 million.

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

Each of the Company's insurance subsidiaries may, with the approval of the relevant regulator, repurchase shares of its stock from its parent, so providing its parent with additional liquidity. AGC made such repurchases in 2019 and 2018, AGM and MAC made such repurchases in 2017. See Item 8, Financial Statements and Supplementary Data, Note 18, Insurance Company Regulatory Requirements, for more information.

External Financing

From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company.

Cash and Investments

As of December 31, 2019, AGL had $135 million in cash and short-term investments, and AGUS and AGMH had a total of $223 million in cash and short-term investments. In addition, AGUS and AGMH have $7 million in fixed-maturity securities (excluding AGUS' investment in AGMH's debt) with weighted average duration of 4.4 years.

Commitments and Contingencies -Long-Term Debt Obligations

The Company has outstanding long-term debt issued primarily by AGUS and AGMH. All of AGUS' and AGMH's debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis. The outstanding principal, and interest paid, on long-term debt were as follows:

Principal Outstanding
and Interest Paid on Long-Term Debt and Intercompany Loans

	Principal Amount		Interest Paid
	As of December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
	(in millions)
AGUS	$850	$850	$46	$58	$32
Intercompany loans	290	50	3	3	3
Total AGUS	1,140	900	49	61	35
AGMH	730	730	46	46	46
AGM	4	5	—	—	—
AGMH's debt purchased by AGUS (1)	(131)	(128)	(8)	(5)	(1)
Elimination of intercompany loans	(290)	(50)	(3)	(3)	(3)
Total	$1,453	$1,457	$84	$99	$77
 ____________________

(1)
Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS. Loss on extinguishment of debt was $1 million in 2019, $34 million in 2018 and $9 million in 2017.

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures paid a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. LIBOR may be discontinued. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part I, Item 1A, Risk Factors. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. LIBOR may be discontinued. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part I, Item 1A, Risk Factors. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. As of December 31, 2019, AGUS has purchased $131 million of these debentures, and may chose to make additional purchases of this or other Company debt in the future.

Intercompany Loans and Guarantees

On October 1, 2019 AGM, AGC and MAC made 10-year, 3.5% interest rate intercompany loans to AGUS totaling $250 million to fund the BlueMountain Acquisition and the related capital contributions. AGUS paid $157 million to acquire BlueMountain, contributed $60 million of cash to BlueMountain at closing and contributed an additional $30 million in cash in February 2020. See Item 8, Financial Statements and Supplementary Data, Note 15, Long-Term Debt and Credit Facilities, for additional information.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During 2019, 2018 and 2017, AGUS repaid $10 million, $10 million and $10 million, respectively, in outstanding principal as well as accrued and unpaid interest. As of December 31, 2019, $40 million remained outstanding.

From time to time, AGL and its subsidiaries have entered into intercompany loan facilities. For example, on October 25, 2013, AGL, as borrower, and AGUS, as lender, entered into a revolving credit facility pursuant to which AGL may, from time to time, borrow for general corporate purposes. Under the credit facility, AGUS committed to lend a principal amount not exceeding $225 million in the aggregate. The commitment under the revolving credit facility terminates on October 25, 2023 (the loan commitment termination date). The unpaid principal amount of each loan will bear semi-annual interest at a fixed rate equal to 100% of the then applicable interest rate as determined under Internal Revenue Code Section 1274(d). Accrued interest on all loans will be paid on the last day of each June and December and at maturity. AGL must repay the then unpaid principal amounts of the loans, if any, by the third anniversary of the loan commitment termination date. AGL has not drawn upon the credit facility.

Furthermore, AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by AGUS and AGMH, and the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, in each case, as described above.

Insurance Subsidiaries

Liquidity of the insurance subsidiaries is primarily used to pay for:

•	operating expenses,

•	claims on the insured portfolio,

•	dividends or other distributions to AGL, AGUS and/or AGMH, as applicable,

•	posting of collateral in connection with reinsurance and credit derivative transactions, if necessary,

•	reinsurance premiums,

•	principal of and, where applicable, interest on surplus notes, and

•	capital investments in their own subsidiaries, where appropriate.

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

The insurance subsidiaries initially intend to invest $500 million in Assured Investment Management funds. As of December 31, 2019, the Insurance segment had invested $79 million in Assured Investment Management funds which are accounted for under the equity method, using NAV as a practical expedient. On a consolidated basis, these investments are eliminated and the underlying funds and CLOs are consolidated. The insurance subsidiaries have committed an additional $114 million to the three Assured Investment Management Funds that may be drawn in the future. See Item 8, Financial Statements and Supplementary Data, Note 14, Variable Interest Entities.

Beyond the next twelve months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, general economic conditions, and, in the case of the Company's insurance subsidiaries, insurance regulations and rating agency capital requirements.

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

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.3 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 8, Financial Statements and Supplementary Data, Note 5, Outstanding Insurance Exposure.

Claims (Paid) Recovered

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S. public finance	$(525)	$(395)	$(268)
Non-U.S. public finance	—	(1)	5
Structured finance:
U.S. RMBS	87	159	48
Other structured finance	(7)	(9)	(14)
Structured finance	80	150	34
Claims (paid) recovered, net of reinsurance (1)	$(445)	$(246)	$(229)
____________________

(1)	Includes $12 million recovered, $2 million paid, and $8 million paid in 2019, 2018 and 2017, respectively, for consolidated FG VIEs.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $676 million as of December 31, 2019. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. At December 31, 2019, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $180 million of the CDS insured by the Company requires the Company to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of December 31, 2019, AGC did not have to post collateral to satisfy these requirements and the maximum posting requirement was $180 million.

Commitments and Contingencies -Committed Capital Securities

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

The trusts provide AGC and AGM access to new equity capital at their respective sole discretion through the exercise of the put options. Upon AGC's or AGM's exercise of its put option, the relevant trust will liquidate its portfolio of eligible assets and use the proceeds to purchase AGC or AGM preferred stock, as applicable. AGC or AGM may use the proceeds from its sale of preferred stock to the trusts for any purpose, including the payment of claims. The put agreements have no scheduled termination date or maturity. However, each put agreement will terminate if (subject to certain grace periods) specified events occur. Both AGC and AGM continue to have the ability to exercise their respective put options and cause the related trusts to purchase their preferred stock.

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities (CPS) is one-month LIBOR plus 200 bps. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Operational Risks in Part I, Item 1A, Risk Factors.

Assured Investment Management Sources and Uses of Liquidity

The Asset Management segment's sources of liquidity are (1) net working capital, (2) cash from operations, including management and performance fees (which are unpredictable as to amount and timing), and (3) capital contributions from AGUS (through February 2020, $90 million had been contributed to supplement working capital). As of December 31, 2019, the Assured Investment Management subsidiaries had $11 million in cash.

Liquidity needs in the Asset Management segment primarily include (1) paying operating expenses including compensation, (2) paying dividends to AGUS, and (3) capital to support growth and expansion of the asset management business.

Consolidated Cash Flows

The consolidated statements of cash flow include the cash flows of the Insurance and Asset Management subsidiaries and holding companies as well as the cash flows of the consolidated FG VIEs and, beginning October 1, 2019, the consolidated investment vehicles.

Consolidated Cash Flow Summary

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net cash flows provided by (used in) operating activities before effect of VIE consolidation	$(255)	$451	$414
Effect of VIE consolidation (1)	(254)	11	19
Net cash flows provided by (used in) operating activities	(509)	462	433

Net cash flows provided by (used in) investing activities before effect of VIE consolidation	1,055	192	112
Acquisitions, net of cash acquired	(145)	—	95
Effect of VIE consolidation (1)	259	105	138
Net cash flows provided by (used in) investing activities	1,169	297	345

Dividends paid	(74)	(71)	(70)
Repurchases of common stock	(500)	(500)	(501)
Repurchase of debt	(3)	(100)	(28)
Net cash flows provided by (used in) financing activities before effect of VIE consolidation	(16)	(8)	(10)
Effect of VIE consolidation (1)	9	(116)	(157)
Net cash flows provided by (used in) financing activities (2)	(584)	(795)	(766)

Effect of exchange rate changes	3	(4)	5
Cash and restricted cash at beginning of period	104	144	127
Total cash and restricted cash at the end of the period	$183	$104	$144
____________________

(1)	VIE consolidation includes the effects of FG VIEs and consolidated investment vehicles.

(2)
Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operations, excluding the effect of consolidating VIEs, was an outflow of $255 million in 2019, inflows of $451 million and $414 million in 2018 and 2017, respectively. Cash flows from operations in 2018 and 2017 included significant inflows from strategic initiatives. In 2018, the Company received $363 million as consideration for the SGI Transaction and in 2017 the Company received $426 million in commutation premiums upon the re-assumption of a previously ceded book of business. In 2019, however, cash flows from operations included a significant claim payment for Puerto Rico COFINA exposures. Premium receipts have declined in 2018 and 2019. Cash flows from operations attributable to the effect of consolidated VIEs was negative in 2019 due to the inclusion of investing activities of consolidated investment vehicles.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, paydowns on FG VIEs’ assets, outflows for the BlueMountain Acquisition in 2019 and inflows for the MBIA UK Acquisition in 2017. The higher investing inflows in 2019 primarily related to sales of securities whose proceeds were used to fund the BlueMountain Acquisition and claim payments.

Financing activities primarily consisted of share repurchases, dividends, paydowns of FG VIEs’ liabilities and debt extinguishment. It also included issuances of CLO's in consolidated investment vehicles. The inflows in 2019 compared to the outflows in 2018 and 2017 attributable to consolidated VIEs was due to the consolidation of Assured Investment Management CLO.

From January 1, 2020 through February 27, 2020, the Company repurchased an additional 0.8 million common shares. On February 26, 2020, the Board authorized share repurchases for an additional $250 million. As of February 27, 2020, after combining the remaining authorization and the new authorization, the Company was authorized to purchase $408 million of its common shares. For more information about the Company's share repurchases and authorizations, see Item 8, Financial Statements and Supplementary Data, Note 21, Shareholders' Equity.

Commitments and Contingencies

Leases

The Company leases and occupies approximately 103,500 square feet in New York City through 2032. Subject to certain conditions, the Company has an option to renew the lease for five years at a fair market rent. The Company also leases 78,400 square feet of office space at another location in New York City, which expires in 2024. In addition, AGL and its subsidiaries lease additional office space in various locations under non-cancelable operating leases which expire at various dates through 2029. See “Contractual Obligations” below or Item 8, Financial Statements and Supplementary Data, Note 20, Commitments and Contingencies, for lease payments due by period. Rent expense was $12 million in 2019, $9 million in 2018 and $9 million in 2017.

Contractual Obligations

The following table summarizes the Company's obligations under its contracts, including debt and lease obligations, and also includes estimated claim payments, based on its loss estimation process, under financial guaranty policies it has issued.

	As of December 31, 2019
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(in millions)
Long-term debt(1):
AGUS:
7% Senior Notes	$14	$28	$28	$331	$401
5% Senior Notes	25	50	550	—	625
Series A Enhanced Junior Subordinated Debentures	6	12	12	420	450
AGMH:
6 7/8% QUIBS	7	14	14	629	664
6.25% Notes	14	29	29	1,350	1,422
5.6% Notes	6	11	11	540	568
Junior Subordinated Debentures	19	38	38	1,107	1,202
AGM Notes Payable	2	—	—	2	4
Operating and finance lease obligations (2)	20	39	30	62	151
Other compensation plans (3)	19	6	4	—	29
Estimated claim payments (4)	516	661	103	1,265	2,545
Ceded premium payable, net of commission	4	5	4	16	29
Other	8	—	—	—	8
Total (5)	$660	$893	$823	$5,722	$8,098
 ____________________

(1)	Includes interest and principal payments. See Item 8, Financial Statements and Supplementary Data, Note 15, Long-Term Debt and Credit Facilities, for expected maturities of debt.

(2)	Operating lease obligations exclude escalations in building operating costs and real estate taxes.

(3)
Amount excludes approximately $85 million of liabilities under various supplemental retirement plans, which are payable at the time of termination of employment by either employer or employee. Amount also excludes approximately $33 million of liabilities under deferred compensation plans, which are payable at the time of vesting or termination of employment by either employer or employee. Given the nature of these awards, the Company is unable to determine the year in which they will be paid.

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

(5)	See Item 8, Financial Statements and Supplementary Data, Note 14. Variable Interest Entities, for expected maturities of FG VIEs' liabilities and consolidated investment vehicles.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 4.1 years and 4.9 years as of December 31, 2019 and December 31, 2018, respectively. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement and Note 10, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of December 31, 2019		As of December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$4,036	$4,340	$4,761	$4,911
U.S. government and agencies	137	147	167	175
Corporate securities	2,137	2,221	2,175	2,136
Mortgage-backed securities (1):
RMBS	745	775	999	982
Commercial mortgage-backed securities (CMBS)	402	419	542	539
Asset-backed securities	684	720	942	1,068
Non-U.S. government securities	230	232	298	278
Total fixed-maturity securities	8,371	8,854	9,884	10,089
Short-term investments	1,268	1,268	729	729
Total fixed-maturity and short-term investments	$9,639	$10,122	$10,613	$10,818
 ____________________

(1)	U.S. government-agency obligations were approximately 42% of mortgage backed securities as of December 31, 2019 and 48% as of December 31, 2018, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of December 31, 2019 and December 31, 2018, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2019 and December 31, 2018, 19 and 38 securities, respectively, had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $25 million as of December 31, 2019 and $43 million as of December 31, 2018. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2019 and December 31, 2018 were not related to credit quality.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2019

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$326	$334
Due after one year through five years	1,538	1,591
Due after five years through 10 years	2,022	2,128
Due after 10 years	3,338	3,607
Mortgage-backed securities:
RMBS	745	775
CMBS	402	419
Total	$8,371	$8,854

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2019 and December 31, 2018. Ratings reflect the lower of Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of December 31, 2019	As of December 31, 2018
AAA	16.2%	15.7%
AA	45.1	48.2
A	21.2	19.8
BBB	8.2	5.0
BIG (1)	8.6	10.8
Not rated	0.7	0.5
Total	100.0%	100.0%
____________________

(1)	Includes primarily loss mitigation and other risk management assets. See Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, for additional information.

Based on fair value, investments and restricted assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $280 million and $266 million, as of December 31, 2019 and December 31, 2018, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,502 million and $1,855 million, based on fair value, as of December 31, 2019 and December 31, 2018, respectively.

Consolidated VIEs

The Company manages its liquidity needs by evaluating cash flows without the effect of consolidated VIEs, however, the Company's consolidated financial statements reflect the financial position of Assured Guaranty as well as Assured Guaranty's consolidated VIEs. The primary sources and uses of cash at Assured Guaranty's consolidated VIEs are as follows:

•
FG VIEs. The primary sources of cash in FG VIEs are the collection of principal and interest on the collateral supporting its insured debt obligations, and the primary uses of cash are the payment of principal and interest due on the insured obligations.

•
Investment Vehicles. The primary sources and uses of cash in the consolidated investment vehicles are raising capital from investors, using capital to make investments, generating cash flows from operations, distributing cash flow to investors and issuing debt to finance investments (CLOs).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to factors that affect the overall performance of the financial markets or moves in market prices. The Company's primary market risk exposures include interest rate risk, foreign currency exchange rate risk and credit spread risk, and primarily affect the following areas.

•
The fair value of credit derivatives within the financial guaranty portfolio of insured obligations fluctuates based on changes in credit spreads of the underlying obligations and the Company's own credit spreads.

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

•
The fair value of the assets and liabilities of consolidated FG VIEs may fluctuate based on changes in prepayments, spreads, default rates, interest rates, and house price depreciation/appreciation. The fair value of the FG VIEs’ liabilities would also fluctuate based on changes in the Company's credit spread.

•	Asset management revenues are sensitive to changes in the fair value of investments.

•	The fair value of consolidated investment vehicles are sensitive to changes in market risk.

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

The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2019 and December 31, 2018 was 41 bps and 110 bps, respectively. Movements in AGM's CDS prices no longer have a significant impact on the estimated fair value of the Company's credit derivative contracts due to the relatively low volume and characteristics of CDS contracts remaining in AGM's portfolio.

Historically, the price of CDS traded on AGC moved directionally the same as general market spreads, although this may not always be the case. An overall narrowing of spreads generally results in an unrealized gain on credit derivatives for the Company, and an overall widening of spreads generally results in an unrealized loss for the Company. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC can have a more significant financial statement impact than the changes in risks it assumes.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 17% based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2018. As of December 31, 2019, the corresponding number was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at established floor levels.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread

	As of December 31, 2019		As of December 31, 2018
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(315)	$(130)	$(348)	$(141)
Base Scenario	(185)	—	(207)	—
Decrease of 25 bps	(97)	88	(143)	64
All transactions priced at floor	(56)	129	(101)	106
____________________

(1)	Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

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

Sensitivity to Change in Interest Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Interest Rates
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
December 31, 2019	$641	$624	$404	$(420)	$(852)	$(1,295)
December 31, 2018	$1,226	$1,029	$552	$(465)	$(996)	$(1,525)

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

In addition, fluctuations in interest rates also impact the performance of insured transactions where there are differences between the interest rates on the underlying collateral and the interest rates on the insured securities. For example, a rise in interest rates could increase the amount of losses the Company projects for certain RMBS and student loan transactions. The impact of fluctuations in interest rates on such transactions varies, depending on, among other things, the interest rates on the underlying collateral and insured securities, the relative amounts of underlying collateral and liabilities, the structure of the transaction, and the sensitivity to interest rates of the behavior of the underlying borrowers and the value of the underlying assets.

In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities. There are several RMBS transactions in the Company's insured portfolio which benefit from excess spread either by covering losses in a particular period or reimbursing past claims under the Company's policies. As of December 31, 2019, the Company projects approximately $114 million of excess spread for all of its RMBS transactions over their remaining lives.

Since RMBS excess spread is determined by the relationship between interest rates on the underlying collateral and the trust’s certificates, it can be affected by unmatched moves in either of these interest rates.  For example, modifications to underlying mortgage rates (e.g. rate reductions for troubled borrowers) can reduce excess spread because an upswing in short-term rates that increases the trust’s certificate interest rate that is not met with equal increases to the interest rates on the underlying mortgages can decrease excess spread.  These potential reductions in excess spread are often mitigated by an interest rate cap, which goes into effect once the collateral rate falls below the stated certificate rate. Interest due on most of the RMBS securities the Company insures are capped at the collateral rate. The Company is not obligated to pay additional claims when the collateral interest rate drops below the trust's certificate stated interest rate, rather this just causes the Company to lose the benefit of potential positive excess spread. Additionally, faster than expected prepayments can decrease the dollar amount of excess spread and therefore reduce the cash flow available to cover losses or reimburse past claims.

Interest Expense

Fluctuations in interest rates also impact the Company’s interest expense. The series A enhanced junior subordinated debentures issued by AGUS accrues interest at a floating rate, reset quarterly, equal to three-month LIBOR plus a margin equal to 2.38%.  Three-month LIBOR of 1.89% and 2.79% were used for the interest rate resets for December 15, 2019 and December 15, 2018, respectively.  Increases to three-month LIBOR will cause the Company’s interest expense to rise while decreases to three month LIBOR will lower the Company’s interest expense.  For example, if three-month LIBOR increases by

100 bps, the Company’s annual interest expense will increase by $1.5 million.  Conversely, if three-month LIBOR decreases by 100 bps, the Company’s annual interest expense will decrease by $1.5 million. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Operational Risks in Part I, Item 1A, Risk Factors.

Sensitivity to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio as well as foreign denominated premium receivables. The Company's material exposure is to changes in U.S. dollar/pound sterling and U.S. dollar/euro exchange rates. Securities denominated in currencies other than U.S. dollar were 8.5% and 7.4% of the fixed-maturity securities and short-term investments as of December 31, 2019 and 2018, respectively. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in OCI. Approximately 78% and 72% of installment premiums at December 31, 2019 and December 31, 2018, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

Sensitivity to Change in Foreign Exchange Rates

	Increase (Decrease) in Carrying Value from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Investment Portfolio:
December 31, 2019	$(257)	$(171)	$(86)	$86	$171	$257
December 31, 2018	(239)	(159)	(80)	80	159	239

Premium Receivables:
December 31, 2019	(301)	(201)	(100)	100	201	301
December 31, 2018	(192)	(128)	(64)	64	128	192

Sensitivity of Asset Management Fees to Changes in Fair Value of Assured Investment Management Managed Investments

In the ordinary course of business, Assured Investment Management may manage a variety of risks, including market risk, credit risk, liquidity risk, foreign exchange risk and interest rate risk. The Company identifies, measures and monitors risk through various control mechanisms, including, but not limited to, monitoring and diversifying exposures and activities across a variety of instruments, markets and counterparties.

At December 31, 2019, the majority of the Company’s investment advisory fees were management fees based on AUM of the applicable funds the Company manages. Movements in credit markets, equity market prices, interest rates, foreign exchange rates, or all of these could cause the value of AUM to fluctuate, the returns realized on AUM to change, and clients to reallocate assets away from the Company, which could result in lower management fees.

In addition to management fees, the Company's asset management fees are also comprised of performance fees generally expressed as a percentage of the returns on AUM. Movements in credit markets, equity market prices, interest rates or foreign exchange rates could cause the value of AUM to fluctuate, the returns realized on AUM to change, and clients to reallocate assets away from the Company, which could result in lower performance fees.

Management believes that investment performance is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks and to competitors could reduce revenues and growth because existing clients might withdraw funds in favor of better performing products, which could reduce the ability to attract funds; and could result in lower asset management revenues.

The following table presents the pre-tax decline in asset management fees from a 10% decline in fair value of Assured Investment Management managed investments.

	Sensitivity to Changes in Fair Value
	Year Ended December 31, 2019
	Management Fees	Performance Fees	Total
	(in millions)

10% Decline in fair value of Assured Investment Management manged investments gain (loss)	$(2)	$(4)	$(6)

Sensitivity of FG VIEs’ Assets and Liabilities to Market Risk

The fair value of the Company’s FG VIEs’ assets is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the market value of the FG VIEs’ assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets. The third-party pricing provider utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third-party, on comparable bonds.

The models to price the FG VIEs’ liabilities used, where appropriate, the same inputs used in determining fair value of FG VIEs’ assets and, for those liabilities insured by the Company, the benefit from the Company's insurance policy guaranteeing the timely payment of principal and interest, taking into account the Company's own credit risk.

Significant changes to certain of the inputs described above could materially change the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit from the Company’s insurance policy guaranteeing the timely payment of principal and interest for the tranches of debt issued by the FG VIEs that is insured by the Company. In general, extending the timing of expected loss payments by the Company into the future typically leads to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically leads to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

Sensitivity of Consolidated Investment Vehicles to Market Risk

The fair value of the Company’s consolidated CLOs is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); reinvestment assumptions; yields implied by market prices for similar securities; changes to the market prices of similar loans held by the CLOs. Significant changes to some of these inputs could materially change the market value of the consolidated CLOs as these are all inputs used to project and discount future cashflows.

The fair value of the Company’s consolidated Assured Investment Management funds is generally sensitive to changes in prices of comparable or similar investments; changes in financial projections of subject companies; changes in company specific risk premium, changes in the risk free rate of return; changes in equity risk premium; and new information obtained from issuers. These inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Assured Guaranty Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded BlueMountain Capital Management, LLC (“BlueMountain”) and its associated entities from its annual assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded BlueMountain from our audit of internal control over financial reporting. BlueMountain is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Loss and Loss Adjustment Expense (LAE) Reserve and Salvage and Subrogation Recoverable - Estimation of the Expected Loss to be Paid

As described in Notes 6 and 7 to the consolidated financial statements, the loss and LAE reserve and the salvage and subrogation recoverable reported on the consolidated balance sheet relate only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. As of December 31, 2019, loss and LAE reserve was $1.0 billion and salvage and subrogation recoverable was $747 million. A loss and LAE reserve for a financial guaranty insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid (“total losses”) exceed the deferred premium revenue, on a contract by contract basis. The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation, using current risk-free rates. If a transaction is in a net recovery position, this results in the recording of a salvage and subrogation recoverable. Expected cash outflows and inflows are probability weighted cash flows that reflect management's assumptions about the likelihood of all possible outcomes based on all information available to management. The determination of expected loss to be paid is a subjective process involving numerous significant assumptions and judgments, including severity of loss, economic projections, delinquencies, liquidation rates, prepayment rates, recovery rates, internal credit rating, and probability weightings, as used in the respective cash flow models used by management.

The principal considerations for our determination that performing procedures relating to the valuation of loss and LAE reserve and salvage and subrogation recoverable - estimation of the expected loss to be paid is a critical audit matter are (i) there was significant judgment by management in determining the assumptions used in the respective cash flow models in determining the estimate, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to the valuation; (ii) there was significant auditor effort and judgment in evaluating audit evidence relating to the aforementioned assumptions and judgments used in the respective cash flow models; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of loss and LAE reserve and salvage and subrogation recoverable - estimation of the expected loss to be paid, including controls over the cash flow models and the development of significant assumptions. These procedures also included, among others, the use of professionals with specialized skill and knowledge to assist in (i) independently estimating a range of expected loss to be paid and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate for certain transactions ; and (ii) evaluating the reasonableness of the aforementioned assumptions used as applicable in the respective cash flow models for certain transactions used in developing the estimate of the expected loss to be paid. Performing these procedures involved testing the completeness and accuracy of data provided by management.

Valuation of Credit Derivatives

As described in Notes 9 and 11 to the consolidated financial statements, the credit derivatives consist primarily of financial guaranty contracts that are accounted for as derivatives. As of December 31, 2019, credit derivative liabilities were $191 million, and credit derivative assets were included within other assets on the consolidated balance sheet. The fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the consolidated balance sheets. The fair value of the credit derivative contracts represents the difference between the present value of remaining premiums that management expected to receive or pay and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge or pay at the reporting date for the same protection. Management determines the fair value of its credit derivative contracts primarily through internally developed, proprietary models that use both observable and unobservable market data inputs. The significant unobservable inputs include hedge cost, bank profit, year one loss, internal credit rating and internal floor.

The principal considerations for our determination that performing procedures relating to the valuation of credit derivatives is a critical audit matter are (i) there was significant judgment by management in determining the significant unobservable inputs used in determining the estimate, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to the valuation of credit derivatives; (ii) there was a high degree of auditor judgment in evaluating audit evidence relating to the significant unobservable inputs used in the internally developed, proprietary models; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of credit derivatives, including controls over the internally developed, proprietary models and the development of the significant unobservable inputs. These procedures also included, among others, testing management’s process for determining the valuation of credit derivatives, including the use of professionals with specialized skill and knowledge to assist in (i) evaluating the appropriateness of the models and (ii) evaluating the reasonableness of the significant unobservable inputs used in the valuation, including hedge cost, bank profit, year one loss, internal credit rating and internal floor used in developing the estimate of the fair value of credit derivatives. Performing these procedures involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 28, 2020

We have served as the Company’s auditor since 2003.

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of December 31, 2019	As of December 31, 2018
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $8,371 and $9,884)	$8,854	$10,089
Short-term investments, at fair value	1,268	729
Other invested assets (includes $6 and $7 measured at fair value)	118	55
Total investment portfolio	10,240	10,873
Cash	169	104
Premiums receivable, net of commissions payable	1,286	904
Deferred acquisition costs	111	105
Salvage and subrogation recoverable	747	490
Financial guaranty variable interest entities’ assets, at fair value	442	569
Assets of consolidated investment vehicles (includes $558 measured at fair value)	572	—
Goodwill and other intangible assets	216	24
Other assets (includes $135 and $139 measured at fair value)	543	534
Total assets	$14,326	$13,603
Liabilities and shareholders’ equity
Unearned premium reserve	$3,736	$3,512
Loss and loss adjustment expense reserve	1,050	1,177
Long-term debt	1,235	1,233
Credit derivative liabilities, at fair value	191	209
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	367	517
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	102	102
Liabilities of consolidated investment vehicles (includes $481 measured at fair value)	482	—
Other liabilities	511	298
Total liabilities	7,674	7,048

Commitments and contingencies (see Note 20)
Redeemable noncontrolling interests in consolidated investment vehicles	7	—

Common stock ($0.01 par value, 500,000,000 shares authorized; 93,274,987 and 103,672,592 shares issued and outstanding)	1	1
Additional paid-in capital	—	86
Retained earnings	6,295	6,374
Accumulated other comprehensive income, net of tax of $71 and $38	342	93
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,639	6,555
Nonredeemable noncontrolling interests	6	—
Total shareholders’ equity	6,645	6,555
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$14,326	$13,603

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Net earned premiums	$476	$548	$690
Net investment income	378	395	417
Asset management fees	22	—	—
Net realized investment gains (losses)	22	(32)	40
Net change in fair value of credit derivatives	(6)	112	111
Fair value gains (losses) on financial guaranty variable interest entities	42	14	30
Foreign exchange gains (losses) on remeasurement	24	(37)	60
Bargain purchase gain and settlement of pre-existing relationships	—	—	58
Commutation gains (losses)	1	(16)	328
Other income (loss)	4	17	5
Total revenues	963	1,001	1,739
Expenses
Loss and loss adjustment expenses	93	64	388
Interest expense	89	94	97
Amortization of deferred acquisition costs	18	16	19
Employee compensation and benefit expenses	178	152	143
Other operating expenses	125	96	101
Total expenses	503	422	748
Income (loss) before income taxes and equity in net earnings of investees	460	579	991
Equity in net earnings of investees	4	1	—
Income (loss) before income taxes	464	580	991
Provision (benefit) for income taxes
Current	(2)	(15)	11
Deferred	65	74	250
Total provision (benefit) for income taxes	63	59	261
Net income (loss)	401	521	730
Less: Redeemable noncontrolling interests	(1)	—	—
Net income (loss) attributable to Assured Guaranty Ltd.	$402	$521	$730

Earnings per share:
Basic	$4.04	$4.73	$6.05
Diluted	$4.00	$4.68	$5.96

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$401	$521	$730
Change in net unrealized gains (losses) on:
Investments with no other-than-temporary impairment, net of tax provision (benefit) of $46, $(32) and $27	293	(215)	64
Investments with other-than-temporary impairment, net of tax provision (benefit) of $(14), $(8) and $46	(46)	(26)	89
Change in net unrealized gains (losses) on investments	247	(241)	153
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse, net of tax	4	2	—
Other, net of tax provision (benefit) of $0, $(2) and $2	(2)	(8)	14
Other comprehensive income (loss)	249	(247)	167
Comprehensive income (loss)	650	274	897
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	—	—
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$651	$274	$897

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

(dollars in millions, except share data)

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2016	127,988,230	$1	$1,060	$5,289	$149	$5	$6,504	$—	$6,504
Net income	—	—	—	730	—	—	730	—	730
Dividends ($0.57 per share)	—	—	—	(70)	—	—	(70)	—	(70)
Common stock repurchases	(12,669,643)	—	(501)	—	—	—	(501)	—	(501)
Share-based compensation	702,265	—	14	—	—	(4)	10	—	10
Other comprehensive income	—	—	—	—	167	—	167	—	167
Effect of 2017 Tax Act	—	—	—	(56)	56	—	—	—	—
Other	—	—	—	(1)	—	—	(1)	—	(1)
Balance at December 31, 2017	116,020,852	1	573	5,892	372	1	6,839	—	6,839
Net income	—	—	—	521	—	—	521	—	521
Dividends ($0.64 per share)	—	—	—	(71)	—	—	(71)	—	(71)
Common stock repurchases	(13,243,107)	—	(500)	—	—	—	(500)	—	(500)
Share-based compensation	894,847	—	13	—	—	—	13	—	13
Other comprehensive loss	—	—	—	—	(247)	—	(247)	—	(247)
Effect of adoption of ASU 2016-01 (see Note 1)	—	—	—	32	(32)	—	—	—	—
Balance at December 31, 2018	103,672,592	1	86	6,374	93	1	6,555	—	6,555
Net income	—	—	—	402	—	—	402	—	402
Dividends ($0.72 per share)	—	—	—	(74)	—	—	(74)	—	(74)
Common stock repurchases	(11,163,929)	—	(93)	(407)	—	—	(500)	—	(500)
Share-based compensation	766,324	—	7	—	—	—	7	—	7
Contributions	—	—	—	—	—	—	—	6	6
Other comprehensive income	—	—	—	—	249	—	249	—	249
Balance at December 31, 2019	93,274,987	$1	$—	$6,295	$342	$1	$6,639	$6	$6,645
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net Income	$401	$521	$730
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	34	36	26
Net amortization of premium (discount) on investments	(35)	(31)	(46)
Provision (benefit) for deferred income taxes	65	74	250
Net realized investment losses (gains)	(22)	32	(40)
Bargain purchase gain and settlement of pre-existing relationships	—	—	(58)
Change in premiums receivable, net of premiums and commissions payable	(388)	(6)	(69)
Change in ceded unearned premium reserve	20	58	90
Change in unearned premium reserve	224	39	(424)
Change in loss and loss adjustment expense reserve, net	(528)	(173)	142
Change in financial guaranty variable interest entities' assets and liabilities, net	(27)	(5)	(15)
Change in credit derivative assets and liabilities, net	(1)	(62)	(144)
Other	—	(21)	(9)
Cash flows from consolidated investment vehicles:
Purchases of securities	(267)	—	—
Other changes in investment vehicles	15	—	—
Net cash flows provided by (used in) operating activities	(509)	462	433
Investing activities
Fixed-maturity securities:
Purchases	(873)	(1,881)	(2,552)
Sales	1,805	1,180	1,701
Maturities and paydowns	781	962	821
Short-term investments with maturities of over three months:
Purchases	(229)	(243)	(255)
Sales	2	23	102
Maturities and paydowns	316	207	191
Net sales (purchases) of short-term investments with original maturities of less than three months	(623)	(84)	36
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	139	116	147
Net proceeds from sales of financial guaranty variable interest entities’ assets	51	—	—
Acquisitions, net of cash acquired (see Note 2)	(145)	—	95
Proceeds from maturity of other invested asset	—	—	85
Proceeds from sales of other invested assets	36	38	2
Purchases of other invested assets	(88)	(20)	(23)
Other	(3)	(1)	(5)
Net cash flows provided by (used in) investing activities	$1,169	$297	$345

(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows - (Continued)
 (in millions)

	Year Ended December 31,
	2019	2018	2017
Financing activities
Dividends paid	$(74)	$(71)	$(70)
Repurchases of common stock	(500)	(500)	(501)
Net paydowns of financial guaranty variable interest entities’ liabilities	(181)	(116)	(157)
Paydown of long-term debt	(4)	(101)	(30)
Other	(15)	(7)	(8)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	482	—	—
Repayment of warehouse loans and equity	(306)	—	—
Contributions from noncontrolling interests to investment vehicles	18	—	—
Distributions to redeemable noncontrolling interests from investment vehicles	(4)	—	—
Net cash flows provided by (used in) financing activities	(584)	(795)	(766)
Effect of foreign exchange rate changes	3	(4)	5
Increase (decrease) in cash and restricted cash	79	(40)	17
Cash and restricted cash at beginning of period	104	144	127
Cash and restricted cash at end of period	$183	$104	$144

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$4	$(4)	$10
Interest on long-term debt	84	99	77

Supplemental disclosure of non-cash investing and financing activities:
Purchases of fixed-maturity investments	$(188)	$(4)	$(32)
Sales of fixed-maturity investments	44	—	—

	As of December 31,
	2019	2018	2017
Reconciliation of cash and restricted cash to the consolidated balance sheets:
Cash	$169	$104	$144
Restricted cash (included in other assets)	—	—	—
Cash of consolidated investment vehicles	14	—	—
Cash and restricted cash at the end of period	$183	$104	$144
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

1.	Business and Basis of Presentation

 Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets, as well as asset management services.

Through its insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia. The Company also provides specialty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form.

Through its asset management subsidiaries, the Company provides investment management services across various asset classes including collateralized loan obligations (CLOs) and long-duration opportunity funds that build on its corporate credit, asset-backed finance and healthcare structured capital experience as well as certain funds now subject to orderly wind-down.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The presentation of equity in net earnings of investees was changed in 2019 to reflect amounts previously reported in net investment income and other income to a separate line item on the consolidated statements of operations. Certain prior year balances have been reclassified to conform to the current year's presentation.

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

The Company's principal insurance subsidiaries are:

•	Assured Guaranty Municipal Corp. (AGM), domiciled in New York;

•	Municipal Assurance Corp. (MAC), domiciled in New York;

•	Assured Guaranty Corp. (AGC), domiciled in Maryland;

•	Assured Guaranty (Europe) plc (AGE UK), organized in the U.K.;

•	Assured Guaranty (Europe) SA (AGE SA), organized in France;

•	Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda; and

•	Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

The Company's principal asset management subsidiaries are BlueMountain Capital Management, LLC (BlueMountain), BlueMountain CLO Management, LLC, and BlueMountain GP Holdings, LLC.

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) - have public debt outstanding. See Note 15, Long-Term Debt and Credit Facilities and Note 25, Subsidiary Information.

Significant Accounting Policies

The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to transactions in foreign denominations in those subsidiaries where the functional currency is the U.S. dollar are reported in the consolidated statement of operations. Gains and losses relating to translating foreign functional currency financial statements for U.S. GAAP reporting are recorded in other comprehensive income (loss) (OCI).

Other accounting policies are included in the following notes.

Accounting Policies

Business Combinations	Note 2
Segments	Note 4
Expected loss to be paid (insurance, credit derivatives and financial guaranty (FG) VIEs contracts)	Note 6
Contracts accounted for as insurance (premium revenue recognition, loss and loss adjustment expense and policy acquisition cost)	Note 7 and 8
Fair value measurement	Note 9
Investments and cash	Note 10
Credit derivatives	Note 11
Management fees	Note 12
Goodwill and other intangible assets	Note 13
Variable interest entities	Note 14
Long term debt	Note 15
Stock based compensation	Note 16
Income taxes	Note 17
Leases	Note 20
Share repurchases	Note 21
Earnings per share	Note 23

Adopted Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The Company adopted Topic 842 on January 1, 2019 using the optional transition method that allows the Company to initially apply the new requirements at the effective date, with no revision to prior periods. See Note 20, Commitments and Contingencies, for additional information.

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Topic 310-20) - Premium Amortization on Purchased Callable Debt Securities.  This ASU shortened the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This ASU was adopted on January 1, 2019, with no effect on the Company's consolidated financial statements.

Future Application of Accounting Standards

Credit Losses on Financial Instruments

                In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU provides a new current expected credit loss model to account for credit losses on certain financial assets (e.g., reinsurance recoverables, premium receivables, and held-to-maturity debt securities) and off-balance sheet exposures (e.g., loan commitments). That model requires an entity to estimate lifetime credit losses related to certain financial assets, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The ASU also makes targeted amendments to the current impairment model for available-for-sale debt securities, which includes requiring the recognition of an allowance rather than a direct write-down of the investment, which may be reversed in the event that the credit of an issuer improves. In addition, the ASU eliminates the existing guidance for purchased credit impaired assets and introduces a new model for purchased financial assets with credit deterioration, such as certain of the Company's loss mitigation securities, which requires the recognition of an initial allowance for credit losses. Under the new guidance, the amortized cost would be the purchase price plus the allowance at the acquisition date.

                The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For reinsurance recoverables, premiums receivable and debt instruments such as loans and held to maturity securities, entities will be required to record a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period in which the guidance is adopted. The changes to the impairment model for available-for-sale securities are to be applied using a modified retrospective approach, and purchased financial assets with credit deterioration are to be applied prospectively. The Company is adopting this ASU, including certain amendments, effective January 1, 2020. ASU 2016-13 will not have a material effect on shareholders' equity at the date of adoption.

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The amendments in this ASU:

•	improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows,

•	simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts,

•	simplify the amortization of deferred acquisition costs (DAC), and

•	improve the effectiveness of the required disclosures.

This ASU does not affect the Company’s financial guaranty insurance contracts, but may affect its accounting for certain specialty (non-financial guaranty) contracts. In October 2019, the FASB affirmed its decision to defer the effective date of the ASU to January 1, 2022. The Company does not plan to adopt this ASU until January 1, 2022, and does not expect this ASU to have a material effect on its consolidated financial statements.

Simplification of the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses and annual effective tax rate calculations. The ASU is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

2.	Business Combinations and Assumption of Insured Portfolio

Consistent with one of its key business strategies, the Company has acquired one asset management company, one financial guaranty company and completed one reinsurance transaction, during the three-year period covered by this report, as described below.

Business Combinations

Accounting Policies

The Company's business combinations are accounted for under the acquisition method of accounting which requires that the assets and liabilities of the acquired entities be recorded at fair value. The Company exercised significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in each of the acquisitions. The most significant of these determinations related to the valuation of the acquired financial guaranty insurance contracts and investment management contracts.

Contractual premium for financial guaranty insurance contracts charged by acquired legacy financial guarantors were generally less than their fair value, which is based on the premium a market participant of similar credit quality would demand to acquire those contracts at the date of acquisition. Accordingly, a significant amount of the purchase price was allocated to below-investment grade (BIG) transactions. The excess of the fair value of net assets acquired over the consideration transferred was recorded as a bargain purchase gain in the statement of operations. In addition, the Company and the acquired legacy financial guarantor had pre-existing reinsurance relationships, which were effectively settled at fair value on their respective acquisition dates. The gain or loss on settlement of these pre-existing reinsurance relationships represents the net difference between the historical assumed or ceded balances that were recorded by the Company and the fair value of ceded or assumed balances acquired and was also recorded in the statement of operations. While the fair value of the Company's stand-ready obligation on the date of acquisition is recorded in unearned premium reserve, thereafter, loss reserves and loss and loss adjustment expenses (LAE) are recorded in accordance with the Company's accounting policy for insurance contracts.

BlueMountain's finite-lived intangible assets consist mainly of investment management and CLO contracts and its CLO distribution network, which were recorded at fair value on the date of acquisition. The fair value of the contracts and CLO distribution network were determined using the multi-period excess earnings method and the replacement cost method, respectively. The excess of the purchase price over fair value of the net assets of the acquired BlueMountain subsidiaries was recorded as goodwill.

In assumed reinsurance agreements, the Company allocates premiums it receives to each financial guaranty or credit derivative contract on the effective date of the agreement. Thereafter, loss reserves and LAE are recorded in accordance with the Company's accounting policy for financial guaranty insurance contracts, and changes in fair value are recorded for credit derivatives.

BlueMountain

On October 1, 2019 (the BlueMountain Acquisition Date), AGUS completed the acquisition of all of the outstanding equity interests in BlueMountain and its associated entities, for a purchase price of $157 million (BlueMountain Acquisition). As of the date of acquisition, BlueMountain managed assets across CLOs and long-duration opportunity funds that build on its corporate credit, asset-backed finance and healthcare structured capital experience, as well as certain funds now subject to orderly wind-down. In addition, AGUS contributed $60 million of cash to BlueMountain at closing and contributed an additional $30 million in cash in February 2020. To fund the BlueMountain Acquisition and the related capital contributions, AGM, AGC and MAC made 10 year, 3.5% interest rate intercompany loans to AGUS totaling $250 million.

The BlueMountain Acquisition is expected to broaden and further diversify the Company's revenue sources with a fee-generating platform.

The following table shows the net effect of the BlueMountain Acquisition on October 1, 2019.

Net Effect of BlueMountain Acquisition
(in millions)
Cash purchase price	$157

Identifiable assets acquired:
Investment portfolio	3
Cash	12
Intangible assets (1)	79
Other assets (2)	59
Total assets	153

Liabilities assumed:
Compensation payable (3)	61
Other liabilities	52
Total liabilities	113
Net assets of BlueMountain	40
Goodwill recognized from BlueMountain Acquisition (1)	$117
_____________________
(1)    Presented in goodwill and other intangible assets on the consolidated balance sheets.

(2)	This includes a $5 million reduction of the right-of-use asset for unfavorable lease terms relative to market terms for leases acquired from BlueMountain.

(3)    Presented in other liabilities on the consolidated balance sheets.

From the BlueMountain Acquisition Date through December 31, 2019, there were revenues of $32 million and a net loss of $10 million related to BlueMountain included in the consolidated statement of operations. For 2019, the Company recognized transaction expenses related to the BlueMountain Acquisition of $9 million, primarily related to legal and financial advisor fees.

The following table presents details of the identified intangible assets acquired:

Finite-Lived
Intangible Assets Acquired

	Fair Value	Estimated Weighted Average Useful Life
	(in millions)
CLO contracts	$42	9.0 years
Investment management contracts	24	4.8 years
CLO distribution network	9	5.0 years
Trade name	3	10.0 years
Favorable sublease	1	4.4 years
Total finite-lived intangible assets, net	$79

Unaudited Pro Forma Results of Operations

The following unaudited pro forma information presents the combined results of operations of Assured Guaranty and BlueMountain as if the acquisition had been completed on January 1, 2018, as required under GAAP. The pro forma accounts include the estimated historical results of both companies, all net of tax at the applicable statutory rate.

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined as of January 1, 2018, nor is it indicative of the results of operations in future periods.

Unaudited Pro Forma Results of Operations (1)

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(dollars in millions)
Pro forma revenues	$1,079	$1,210
Pro forma net income	358	436
Pro forma earnings per share (EPS):
Basic	3.60	3.96
Diluted	3.57	3.92
_____________________

(1)
Pro forma adjustments were made for transaction expenses, amortization of intangible assets and income tax impact related to the BlueMountain Acquisition as if the companies had been combined as of January 1, 2018.

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

MBIA UK was renamed Assured Guaranty (London) Ltd. and on June 1, 2017, was re-registered as a public limited company (plc). The Company combined the operations of its European subsidiaries, AGE UK, Assured Guaranty (UK) plc (AGUK), Assured Guaranty (London) plc (AGLN) and CIFG Europe S.A. (CIFGE) on November 7, 2018. Under the combination, AGUK, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGE UK (the Combination).

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

Reinsurance of Syncora Guarantee Inc.’s Insured Portfolio

On June 1, 2018, the Company closed a reinsurance transaction with Syncora Guarantee Inc. (SGI) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM (SGI Transaction). As of June 1, 2018, the net par value of exposures reinsured and commuted totaled approximately $12 billion (including credit derivative net par of approximately $1.5 billion). The reinsured portfolio consists predominantly of public finance and infrastructure obligations that meet AGC’s underwriting criteria and generated $330 million of gross written premiums. On June 1, 2018, as consideration, SGI paid $363 million and assigned to Assured Guaranty financial guaranty future insurance installment premiums of $45 million, and future credit derivative installments of approximately $17 million. The assumed portfolio from SGI included BIG contracts which had, as of June 1, 2018, expected losses to be paid of $131 million (present value basis using risk free rates), which will be expensed over the expected terms of those contracts as unearned premium reserve amortizes. In connection with the SGI Transaction, the Company incurred and expensed $4 million in fees to professional advisors.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (11/7/19)	AA+ (stable) (12/19/19)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (11/7/19)	AA (stable) (11/22/19)	(1)	—
MAC	AA (stable) (11/7/19)	AA+ (stable) (7/12/19)	—	—
AG Re	AA (stable) (11/7/19)	—	—	—
AGRO	AA (stable) (11/7/19)	—	—	A+ (stable) (7/12/19)
AGE UK	AA (stable) (11/7/19)	AA+ (stable) (12/19/19)	A2 (stable) (8/13/19)	—
AGE SA	AA (stable) (1/29/20)	AA+ (stable) (1/21/20)	—	—
___________________

(1)	AGC requested that Moody’s Investors Service, Inc. (Moody's) withdraw its financial strength ratings of AGC in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable).

There can be no assurance that any of the rating agencies will not take negative action on the financial strength ratings (or similar ratings) of AGL's insurance subsidiaries in the future or cease to rate one or more of AGL's insurance subsidiaries, either voluntarily or at the request of that subsidiary.

For a discussion of the effects of rating actions on the Company, see Note 7, Contracts Accounted for as Insurance, and Note 8, Reinsurance.

4.    Segment Information

The Company reports its results of operations consistent with the manner in which the Company's chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. Prior to the BlueMountain Acquisition Date, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in fourth quarter 2019, with the BlueMountain Acquisition and expansion into the asset management business, the Company established the Assured Investment Management platform and now operates in two distinct segments, Insurance and Asset Management. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the FG VIEs and investment vehicles. See Note 14, Variable Interest Entities.

The Insurance segment primarily consists of the Company's domestic and foreign insurance subsidiaries and their wholly-owned subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment also includes the income (loss) from its proportionate equity investments in funds managed by Assured Investment Management (Assured Investment Management funds).

The Asset Management segment consists of the Company's Assured Investment Management subsidiaries, which provide asset management services to outside investors as well as to the Company's Insurance segment.

The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH, as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

Other items consist of intersegment eliminations, reclassifications, and consolidation adjustments, including the effect of consolidating FG VIEs and certain Assured Investment Management investment vehicles in which Insurance segment invests. See Note 14. Variable Interest Entities.

The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles; however the effect of consolidating such entities, including the related eliminations, is included in the "other" column in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

The Company analyzes the operating performance of each segment using "adjusted operating income." Results for each segment include specifically identifiable expenses as well as allocations of expenses between legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Adjusted operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

3)	Elimination of fair value gains (losses) on the Company’s committed capital securities (CCS) that are recognized in net income.

4)	Elimination of foreign exchange gains (losses) on remeasurement of net premium receivables and loss and LAE reserves that are recognized in net income.

5)	Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

The following tables present the Company's operations by operating segment. The information for prior years has been conformed to the new segment presentation.

Segment Information (1)

	Year Ended December 31, 2019
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Net investment income	$383	$—	$4	$(9)	$378
Interest expense	—	—	94	(5)	89
Non-cash compensation and operating expenses (1)	39	3	6	—	48

Intersegment revenues	$5	$—	$—	$(5)	$—
Third-party revenues	912	22	3	27	964
Total revenues	917	22	3	22	964
Total expenses	324	34	133	25	516
Income (loss) before income taxes and equity in net earnings of investees	593	(12)	(130)	(3)	448
Equity in net earnings of investees	2	—	—	2	4
Adjusted operating income (loss) before income taxes	595	(12)	(130)	(1)	452
Provision (benefit) for income taxes	83	(2)	(19)	—	62
Noncontrolling interests	—	—	—	(1)	(1)
Adjusted operating income (loss)	512	(10)	(111)	—	391
Reconciling items from adjusted operating income (loss) to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments					22
Non-credit impairment unrealized fair value gains (losses) on credit derivatives					(10)
Fair value gains (losses) on CCS					(22)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves					22
Total pre-tax adjustments					12
Plus tax effect on pre-tax adjustments					(1)
Net income (loss) attributable to AGL					$402

	Year Ended December 31, 2018
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Net investment income	$396	$—	$6	$(7)	$395
Interest expense	—	—	97	(3)	94
Non-cash compensation and operating expenses (1)	35	—	6	—	41

Intersegment revenues	$3	$—	$—	$(3)	$—
Third-party revenues	989	—	(28)	(2)	959
Total revenues	992	—	(28)	(5)	959
Total expenses	302	—	129	—	431
Income (loss) before income taxes and equity in net earnings of investees	690	—	(157)	(5)	528
Equity in net earnings of investees	1	—	—	—	1
Adjusted operating income (loss) before income taxes	691	—	(157)	(5)	529
Provision (benefit) for income taxes	109	—	(61)	(1)	47
Noncontrolling interests	—	—	—	—	—
Adjusted operating income (loss)	582	—	(96)	(4)	482
Reconciling items from adjusted operating income (loss) to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments					(32)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives					101
Fair value gains (losses) on CCS					14
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves					(32)
Total pre-tax adjustments					51
Plus tax effect on pre-tax adjustments					(12)
Net income (loss) attributable to AGL					$521

	Year Ended December 31, 2017
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Net investment income	$423	$—	$2	$(8)	$417
Interest expense	—	—	100	(3)	97
Non-cash compensation and operating expenses (1)	36	—	5	—	41

Intersegment revenues	$3	$—	$—	$(3)	$—
Third-party revenues	1,556	—	(8)	10	1,558
Total revenues	1,559	—	(8)	7	1,558
Total expenses	586	—	129	(10)	705
Income (loss) before income taxes and equity in net earnings of investees	973	—	(137)	17	853
Equity in net earnings of investees	—	—	—	—	—
Adjusted operating income (loss) before income taxes	973	—	(137)	17	853
Provision (benefit) for income taxes	241	—	(54)	5	192
Noncontrolling interests	—	—	—	—	—
Adjusted operating income (loss)	732	—	(83)	12	661
Reconciling items from adjusted operating income (loss) to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments					40
Non-credit impairment unrealized fair value gains (losses) on credit derivatives					43
Fair value gains (losses) on CCS					(2)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves					57
Total pre-tax adjustments					138
Plus tax effect on pre-tax adjustments					(69)
Net income (loss) attributable to AGL					$730

_____________________

(1)	Consists of amortization of DAC and intangible assets, depreciation and share-based compensation.

Revenue by Country of Domicile

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S.	$761	$732	$1,193
Bermuda	161	203	224
U.K. and other	42	24	141
Total	$964	$959	$1,558

The following table reconciles the Company's total GAAP revenues to segment revenues:

Reconciliation of Total GAAP Revenues to Segment Revenues

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Total GAAP revenues	$963	$1,001	$1,739
Less: Realized gains (losses) on investments	22	(32)	40
Less: Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(10)	101	43
Less: Fair value gains (losses) on CCS	(22)	14	(2)
Less: Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	22	(32)	57
Plus: Credit derivative impairment (recoveries) (1)	13	9	(43)
Total segment revenues	$964	$959	$1,558
_____________________

(1)	Credit derivative impairment (recoveries) are included in "Net change in fair value of credit derivatives" in the Company's consolidated statements of operations.

The following table reconciles the Company's total GAAP expenses to segment expenses:

Reconciliation of Total GAAP Expenses to Segment Expenses

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Total GAAP expenses	$503	$422	$748
Plus: Credit derivative impairment (recoveries) (1)	13	9	(43)
Total segment expenses	$516	$431	$705
_____________________

(1)	Credit derivative impairment (recoveries) are included in "Net change in fair value of credit derivatives" in the Company's consolidated statements of operations.

5.    Outstanding Insurance Exposure

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

The Company also writes specialty insurance that is consistent with its risk profile and benefits from its underwriting experience.

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 14, Variable Interest Entities. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated. The Company also provides specialty insurance and reinsurance on transactions without special purpose entities but with similar risk profiles to its structured finance exposures written in financial guaranty form.

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of December 31, 2019 and 2018 was $6.6 billion and $6.7 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction that are BIG was $105 million and $111 million as of December 31, 2019 and December 31, 2018, respectively.

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

Financial Guaranty Exposure

The Company measures its financial guaranty exposure in terms of (a) gross and net par outstanding and (b) gross and net debt service.

The Company typically guarantees the payment of principal and interest when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any third-party reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date.

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of December 31, 2019 and December 31, 2018, the Company excluded $1.4 billion and $1.9 billion, respectively, of net par attributable to loss mitigation securities.

Gross debt service outstanding represents the sum of all estimated future principal and interest payments on the obligations insured, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any third-party reinsurance. Future debt service payments include the impact of any consumer price index inflator after the reporting date, as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

The Company calculates its debt service outstanding as follows:

•
for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company's public finance transactions), as the total estimated contractual future principal and interest due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity;

•
for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, residential mortgage-backed securities (RMBS) and CLOs), as total estimated expected future principal and interest due on insured obligations through their respective expected terms, which includes the Company's expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

The calculation of debt service requires the use of estimates, which the Company updates periodically, including estimates for the expected remaining term of insured obligations supported by homogeneous pools of assets, updated interest rates for floating and variable rate insured obligations, behavior of consumer price indices for obligations with consumer price index inflators, foreign exchange rates and other assumptions based on the characteristics of each insured obligation. The anticipated sunset of London Interbank Offered Rate (LIBOR) at the end of 2021 has introduced another variable into the Company's calculation of future debt service. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part 1, Item 1A, Risk Factors. Debt service is a measure of the estimated maximum potential exposure to insured obligations before considering the Company’s various legal rights to the underlying collateral and other remedies available to it under its financial guaranty contract.

Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on variable rate insured obligations, consumer price index behavior differing from that projected, changes in foreign exchange rates on non-U.S. denominated insured obligations and other factors.

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of December 31, 2019	As of December 31, 2018	As of December 31, 2019	As of December 31, 2018
	(in millions)
Public finance	$363,497	$361,511	$362,361	$358,438
Structured finance	12,279	13,569	11,769	13,148
Total financial guaranty	$375,776	$375,080	$374,130	$371,586

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2019

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$381	0.2%	$2,541	5.0%	$1,258	13.5%	$181	23.8%	$4,361	1.8%
AA	19,847	11.3	5,142	10.0	4,010	43.1	38	5.0	29,037	12.3
A	94,488	53.9	15,627	30.4	1,030	11.1	184	24.2	111,329	47.0
BBB	55,000	31.3	27,051	52.8	1,206	13.0	317	41.6	83,574	35.3
BIG	5,771	3.3	898	1.8	1,796	19.3	41	5.4	8,506	3.6
Total net par outstanding	$175,487	100.0%	$51,259	100.0%	$9,300	100.0%	$761	100.0%	$236,807	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2018

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$413	0.2%	$2,399	5.4%	$1,533	15.4%	$273	22.9%	$4,618	1.9%
AA	21,646	11.6	1,711	3.9	3,599	36.2	65	5.4	27,021	11.2
A	105,180	56.4	13,013	29.5	1,016	10.2	206	17.3	119,415	49.4
BBB	52,935	28.4	25,939	58.8	1,164	11.7	550	46.1	80,588	33.3
BIG	6,388	3.4	1,041	2.4	2,632	26.5	99	8.3	10,160	4.2
Total net par outstanding	$186,562	100.0%	$44,103	100.0%	$9,944	100.0%	$1,193	100.0%	$241,802	100.0%

The following tables present gross and net par outstanding for the financial guaranty portfolio.

Financial Guaranty Portfolio
Gross Par Outstanding

	As of December 31, 2019	As of December 31, 2018
	(in millions)
U.S. public finance	$176,047	$187,919
Non-U.S. public finance	51,538	44,714
U.S. structured finance	9,800	10,352
Non-U.S. structured finance	771	1,206
Total gross par outstanding	$238,156	$244,191

Financial Guaranty Portfolio
Net Par Outstanding
by Sector

Sector (1)	As of December 31, 2019	As of December 31, 2018
	(in millions)
Public finance:
U.S.:
General obligation	$73,467	$78,800
Tax backed	37,047	40,616
Municipal utilities	26,195	28,402
Transportation	16,209	15,197
Healthcare	7,148	6,750
Higher education	5,916	6,643
Infrastructure finance	5,429	5,489
Housing revenue	1,321	1,435
Investor-owned utilities	655	846
Renewable energy	210	215
Other public finance	1,890	2,169
Total public finance—U.S.	175,487	186,562
Non-U.S.:
Regulated utilities	18,995	18,124
Infrastructure finance	17,952	17,166
Sovereign and sub-sovereign	11,341	6,094
Renewable energy	1,555	1,346
Pooled infrastructure	1,416	1,373
Total public finance—non-U.S.	51,259	44,103
Total public finance	226,746	230,665
Structured finance:
U.S.:
RMBS	3,546	4,270
Life insurance transactions	1,776	1,435
Pooled corporate obligations	1,401	1,215
Financial products	1,019	1,094
Consumer receivables	962	1,255
Other structured finance	596	675
Total structured finance—U.S.	9,300	9,944
Non-U.S.:
RMBS	427	576
Pooled corporate obligations	55	126
Other structured finance	279	491
Total structured finance—non-U.S.	761	1,193
Total structured finance	10,061	11,137
Total net par outstanding	$236,807	$241,802
_____________________
(1)    Prior period has been presented on a basis consistent with current period sector classifications.

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $301 million of gross par for public finance and $610 million of gross par of structured finance as of December 31, 2019. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Financial Guaranty Portfolio
Expected Amortization of
Net Par Outstanding
As of December 31, 2019

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$55,219	$4,161	$59,380
5 to 10 years	48,500	1,852	50,352
10 to 15 years	42,901	1,917	44,818
15 to 20 years	33,820	1,698	35,518
20 years and above	46,306	433	46,739
Total net par outstanding	$226,746	$10,061	$236,807

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2019

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,582	$430	$3,759	$5,771	$175,487
Non-U.S. public finance	854	—	44	898	51,259
Public finance	2,436	430	3,803	6,669	226,746
Structured finance:
U.S. RMBS	162	74	1,382	1,618	3,546
Life insurance transactions	—	—	40	40	1,771
Other structured finance	69	62	48	179	4,744
Structured finance	231	136	1,470	1,837	10,061
Total	$2,667	$566	$5,273	$8,506	$236,807

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2018

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,767	$399	$4,222	$6,388	$186,562
Non-U.S. public finance	796	245	—	1,041	44,103
Public finance	2,563	644	4,222	7,429	230,665
Structured finance:
U.S. RMBS	368	214	1,805	2,387	4,270
Life insurance transactions	—	—	85	85	1,184
Other structured finance	127	79	53	259	5,683
Structured finance	495	293	1,943	2,731	11,137
Total	$3,058	$937	$6,165	$10,160	$241,802

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of December 31, 2019

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,600	$67	$2,667	121	6	127
Category 2	561	5	566	24	1	25
Category 3	5,216	57	5,273	131	7	138
Total BIG	$8,377	$129	$8,506	276	14	290

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
Financial Guaranty Portfolio
Geographic Distribution of
Net Par Outstanding
As of December 31, 2019

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,318	$33,368	14.1%
Pennsylvania	665	15,895	6.7
Texas	1,090	14,860	6.3
New York	749	14,682	6.2
Illinois	602	13,977	5.9
New Jersey	337	10,504	4.4
Florida	266	7,107	3.0
Michigan	305	5,345	2.3
Puerto Rico	17	4,270	1.8
Louisiana	162	4,167	1.8
Other	2,529	51,312	21.7
Total U.S. public finance	8,040	175,487	74.2
U.S. Structured finance (multiple states)	450	9,300	3.9
Total U.S.	8,490	184,787	78.1
Non-U.S.:
United Kingdom	288	38,450	16.2
France	7	3,130	1.3
Canada	8	2,495	1.1
Australia	11	2,112	0.9
Austria	3	1,250	0.5
Other	42	4,583	1.9
Total non-U.S.	359	52,020	21.9
Total	8,849	$236,807	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of December 31, 2019, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

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

The fiscal and political issues in Puerto Rico have been exacerbated by natural disasters. On September 20, 2017, Hurricane Maria made landfall in Puerto Rico as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and widespread destruction. More recently, beginning on December 28, 2019, and progressing into early 2020, Puerto Rico has been struck by a swarm of earthquakes, including at least 11 that were of magnitude 5 or greater based on the the Richter magnitude scale. While not nearly as deadly or destructive as Hurricane Maria, the earthquakes have damaged buildings and infrastructure, including the power grid.

On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA established a seven-member financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the United States Bankruptcy Code.

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

The final form and timing of responses to Puerto Rico’s financial distress and the devastation of Hurricane Maria eventually taken by the federal government or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the final impact on the Company, after resolution of legal challenges, of any such responses on obligations insured by the Company, are uncertain. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

Constitutionally Guaranteed

General Obligation. As of December 31, 2019, the Company had $1,253 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

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

On February 9, 2020, the Oversight Board announced it had entered into an amended general obligation Plan Support Agreement (Amended GO PSA) with certain general obligation (GO) and Puerto Rico Public Buildings Authority (PBA) bondholders representing approximately $8 billion of the aggregate amount of general obligation and PBA bond claims. The Amended GO PSA purports to provide a framework to address approximately $35 billion of Commonwealth debt (including PBA debt) and unsecured claims. The Company is not a party to that agreement and does not support it.
The Amended GO PSA provides for different recoveries based on the bonds’ vintage issuance date, with GO and PBA bonds issued before 2011(Vintage) receiving higher recoveries than GO and PBA bonds issued in 2011 and thereafter (except that, for purposes of the Amended GO PSA, Series 2011A GO bonds would be treated as Vintage bonds). The recoveries for the GO bonds, by vintage issuance date, are set forth in the table included below. The differentiated recovery scheme provided under the Amended GO PSA is purportedly based on the Oversight Board’s attempt to invalidate the non-Vintage GO and PBA bonds (see “Puerto Rico Litigation” below). Under the Amended GO PSA, GO and PBA bondholders generally would receive newly issued Commonwealth GO bonds, Puerto Rico Sales Tax Financing Corporation (COFINA) junior lien bonds and cash equal to the amounts set out below, expressed as a percent of their outstanding pre-petition claims (which excludes post-petition accrued interest), based on the vintage issuance date of the bonds they hold.  In all cases, holders of GO/PBA bonds supporting the Amended GO PSA are also entitled to certain fees.

General Obligation Bonds	Assured Guaranty Net Par Outstanding as of December 31, 2019	Assured Guaranty Total Net Principal Claims Paid as of December 31, 2019	Assured Guaranty Total Net Interest Claims Paid as of December 31, 2019	Base Recovery as a % of Pre-Petition Claims
	(in millions)			(percent)
Vintage GO	$669	$383	$147	74.9%
2011 GO (Series D, E and PIB)	5	6	1	73.8
2011 GO (Series C)	210	—	42	70.4
2012 GO	369	—	63	69.9
2014 GO	—	—	—	65.4

On September 27, 2019, the Oversight Board filed with the Title III court a Plan of Adjustment (POA) to restructure approximately $35 billion of debt (including the GO bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The POA is expected to be amended to incorporate the terms related to the GO bonds proposed under the Amended GO PSA. The Company believes the POA, as currently constituted, does not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

PBA. As of December 31, 2019, the Company had $140 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then. On September 27, 2019, the Oversight Board filed a petition under Title III of PROMESA with respect to the PBA to allow the restructuring of the PBA claims through the POA.

Under the Amended GO PSA (which does not include the Company as a party and which the Company does not support), PBA bondholders generally would receive newly issued Commonwealth GO bonds, COFINA junior lien bonds and cash equal to the amounts set out below, expressed as a percent of their outstanding pre-petition claims (which excludes post-petition accrued interest), based on the vintage issuance date of the bonds they hold. In all cases, holders of PBA bonds supporting the Amended GO PSA are also entitled to certain fees.

PBA Bonds	Assured Guaranty Net Par Outstanding as of December 31, 2019	Assured Guaranty Total Net Principal Claims Paid as of December 31, 2019	Assured Guaranty Total Net Interest Claims Paid as of December 31, 2019	Base Recovery as % of Pre-Petition Claims
	(in millions)			(percent)
Vintage PBA	$140	$32	$24	77.6%
2011 PBA	—	—	—	76.8
2012 PBA	—	—	—	72.2

As noted above, on September 27, 2019, the Oversight Board filed with the Title III court a POA to restructure approximately $35 billion of debt (including the PBA bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The POA is expected to be amended to incorporate the terms related to the PBA bonds proposed under the GO PSA. The Company believes the POA, as currently constituted, does not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of December 31, 2019, the Company had $811 million insured net par outstanding of PRHTA (transportation revenue) bonds and $454 million insured net par outstanding of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

On June 5, 2019, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period.

PRCCDA. As of December 31, 2019, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of December 31, 2019, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of December 31, 2019, the Company had $822 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA. On June 27, 2019, the Oversight Board certified a revised fiscal plan for PREPA.

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

PRASA. As of December 31, 2019, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On June 29, 2019, the Oversight Board certified a revised fiscal plan for PRASA. In July 2019, PRASA entered into a restructuring transaction with the federal government and the Oversight Board to restructure its subordinated loans from federal agencies that had been under forbearance for over three years (the PRASA Agreement). The PRASA Agreement extends the maturity of the loans for up to 40 years and provides for low interest rates and no interest accrual for the first ten years on a portion of the loans, but also places the subordinated loans on a parity with the PRASA bonds the Company guarantees.  The Company was not asked to consent to the PRASA Agreement. The PRASA Agreement reduces the amount of annual debt service owed by PRASA for its current debt. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

MFA. As of December 31, 2019, the Company had $248 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

U of PR. As of December 31, 2019, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Resolved Commonwealth Credit

COFINA. On February 12, 2019, pursuant to a plan of adjustment approved by the PROMESA Title III Court on February 4, 2019 (COFINA Plan of Adjustment), the Company paid off in full its $273 million net par outstanding of insured COFINA bonds, plus accrued and unpaid interest. Pursuant to the COFINA Plan of Adjustment, the Company received $152 million in initial par of closed lien senior bonds of COFINA validated by the PROMESA Title III Court (COFINA Exchange Senior Bonds), along with cash. The total recovery (cash and COFINA Exchange Senior Bonds) represented 60% of the Company’s official Title III claim, which related to amounts owed as of the date COFINA entered Title III proceedings. The fair value of the COFINA Exchange Senior Bonds, excluding accrued interest, was $139 million at February 12, 2019, and was recorded as salvage received. During the third quarter of 2019 the Company sold all of its COFINA Exchange Senior Bonds.

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

Currently there are numerous legal actions relating to the default by the Commonwealth and certain of its entities on debt service payments, and related matters, and the Company is a party to a number of them. On July 24, 2019, Judge Laura Taylor Swain of the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) held an omnibus hearing on litigation matters relating to the Commonwealth. At that hearing, she imposed a stay through November 30, 2019, on a series of adversary proceedings and contested matters amongst the stakeholders and imposed mandatory mediation on all parties through that date. On October 28, 2019, Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020 for certain matters (as noted below). Among the goals of the mediation is to reach an agreed-upon schedule for addressing the resolution of numerous issues, including, among others: (a) issues related to the validity, secured status and priority regarding bonds issued by the Commonwealth and certain of its entities; (b) the validity and impact of the Clawback Orders and other diversion of collateral securing certain bonds; (c) classification of claims; (d) constitutional issues; and (e) identification of essential services. A number of the legal actions in which the Company is involved are covered by the stay and mandatory mediation order.

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

On June 3, 2017, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking (i) a judgment declaring that the application of pledged special revenues to the payment of the PRHTA bonds is not subject to the PROMESA Title III automatic stay and that the Commonwealth has violated the special revenue protections provided to the PRHTA bonds under the United States Bankruptcy Code (Bankruptcy Code); (ii) an injunction enjoining the Commonwealth from taking or causing to be taken any action that would further violate the special revenue protections provided to the PRHTA bonds under the Bankruptcy Code; and (iii) an injunction ordering the Commonwealth to remit the pledged special revenues securing the PRHTA bonds in accordance with the terms of the special revenue provisions set forth in the Bankruptcy Code. On January 30, 2018, the court rendered an opinion dismissing the complaint and holding, among other things, that (x) even though the special revenue provisions of the Bankruptcy Code protect a lien on pledged special revenues, those provisions do not mandate the turnover of pledged special revenues to the payment of bonds and (y) actions to enforce liens on pledged special revenues remain stayed. A hearing on AGM and AGC’s appeal of the trial court’s decision to the United States Court of Appeals for the First Circuit (First Circuit) was held on November 5, 2018. On March 26, 2019, the First Circuit issued its opinion affirming the trial court’s decision and held that Sections 928(a) and 922(d) of the Bankruptcy Code permit, but do not require, continued payments during the pendency of the Title III proceedings. The First Circuit agreed with the trial court that (i) Section 928(a) of the Bankruptcy Code does not mandate the turnover of special revenues or require continuity of payments to the PRHTA bonds during the pendency of the Title III proceedings, and (ii) Section 922(d) of the Bankruptcy Code is not an exception to the automatic stay that would compel PRHTA, or third parties holding special revenues, to apply special revenues to outstanding obligations. On April 9, 2019, AGM, AGC and other petitioners filed a petition with the First Circuit seeking a rehearing by the full court; the petition was denied by the First Circuit on July 31, 2019. On September 20, 2019, AGC, AGM and other petitioners filed a petition for review by the U.S. Supreme Court of the First Circuit's holding, which was denied on January 13, 2020.

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

and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element; Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order and be incorporated into the same schedule and mediation process.

On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void from the beginning the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case in July 2018. On August 3, 2018, a stipulated judgment was entered against AGM and AGC at their request based upon the court's July decision in the other Appointments Clause lawsuit and, on the same date, AGM and AGC appealed the stipulated judgment to the First Circuit. On August 15, 2018, the court consolidated, for purposes of briefing and oral argument, AGM and AGC's appeal with the other Appointments Clause lawsuit. The First Circuit consolidated AGM and AGC's appeal with a third Appointments Clause lawsuit on September 7, 2018 and held a hearing on December 3, 2018. On February 15, 2019, the First Circuit issued its ruling on the appeal and held that members of the Oversight Board were not appointed in compliance with the Appointments Clause of the U.S. Constitution but declined to dismiss the Title III petitions citing the (i) de facto officer doctrine and (ii) negative consequences to the many innocent third parties who relied on the Oversight Board’s actions to date, as well as the further delay which would result from a dismissal of the Title III petitions. The case was remanded back to the Federal District Court for Puerto Rico for the appellants’ requested declaratory relief that the appointment of the board members of the Oversight Board is unconstitutional. The First Circuit delayed the effectiveness of its ruling for 90 days so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. On April 23, 2019, the Oversight Board filed a petition for review by the U.S. Supreme Court of the First Circuit's holding that its members were not appointed in compliance with the Appointments Clause and on the following day filed a motion in the First Circuit to further stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On May 24, 2019, AGC and AGM filed a petition for a review by the U.S. Supreme Court of the First Circuit’s holding that the de facto officer doctrine allows courts to deny meaningful relief to successful challengers suffering ongoing injury at the hands of unconstitutionally appointed officers. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On October 15, 2019, the U.S. Supreme Court heard oral arguments on the First Circuit's ruling.

On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the leases to public occupants entered into by the PBA are not “true leases” for purposes of Section 365(d)(3) of the Bankruptcy Code and therefore the Commonwealth has no obligation to make payments to the PBA under the leases or Section 365(d)(3) of the Bankruptcy Code, (ii) the PBA is not entitled to a priority administrative expense claim under the leases pursuant to Sections 503(b)(1) and 507(a)(2) of the Bankruptcy Code, and (iii) any such claims filed or asserted against the Commonwealth are disallowed. On January 28, 2019, the PBA filed an answer to the complaint. On March 12, 2019, the Federal District Court for Puerto Rico granted, with certain limitations, AGM’s and AGC’s motion to intervene. On March 21, 2019, AGM and AGC, together with certain other intervenors, filed a motion for judgment on the pleadings. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element; Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020.

On January 14, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an omnibus objection in the Title III Court to claims filed by holders of approximately $6 billion of Commonwealth general obligation bonds issued in 2012 and 2014, asserting among other things that such bonds were issued in violation of the Puerto Rico constitutional debt service limit, such bonds are null and void, and the holders have no equitable remedy against the Commonwealth. Pursuant to procedures established by Judge Swain, on April 10, 2019, AGM filed a notice of participation in these proceedings. As of December 31, 2019, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012. On May 21, 2019, the Official Committee of Unsecured

Creditors filed a claim objection to certain Commonwealth general obligation bonds issued in 2011, approximately $215 million of which are insured by the Company as of December 31, 2019, on substantially the same bases as the January 14, 2019 filing, and which the plaintiffs propose to be subject to the proceedings relating to the 2012 and 2014 bonds. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, but did not further extend the stay with respect to this matter. On January 8, 2020, certain Commonwealth general obligation bondholders (self-styled as the Lawful Constitutional Debt Coalition) filed a claim objection to the 2012 and 2014 bonds, asserting among other things that those bonds were issued in violation of the Puerto Rico constitutional debt limit and are not entitled to first priority status under the Puerto Rico Constitution.

On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against various Commonwealth general obligation bondholders and bond insurers, including AGC and AGM, that had asserted in their proofs of claim that their bonds are secured. The complaint seeks a judgment declaring that defendants do not hold consensual or statutory liens and are unsecured claimholders to the extent they hold allowed claims. The complaint also asserts that even if Commonwealth law granted statutory liens, such liens are avoidable under Section 545 of the Bankruptcy Code. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element; Judge Swain extended the stay until December 31, 2019, but did not further extend the stay with respect to this matter.

On May 20, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against the fiscal agent and holders and/or insurers, including AGC and AGM, that have asserted their PRHTA bond claims are entitled to secured status in PRHTA’s Title III case. Plaintiffs are seeking to avoid the PRHTA bondholders’ liens and contend that (i) the scope of any lien only applies to revenues that have been both received by PRHTA and deposited in certain accounts held by the fiscal agent and does not include PRHTA’s right to receive such revenues; (ii) any lien on revenues was not perfected because the fiscal agent does not have “control” of all accounts holding such revenues; (iii) any lien on the excise tax revenues is no longer enforceable because any rights PRHTA had to receive such revenues are preempted by PROMESA; and (iv) even if PRHTA held perfected liens on PRHTA’s revenues and the right to receive such revenues, such liens were terminated by Section 552(a) of the Bankruptcy Code as of the petition date. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element; Judge Swain extended the stay through December 31, 2019, and extended the stay again pending further order of the court.

On September 30, 2019, certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims (Fuel Line Lenders) filed an amended adversary complaint in the Federal District Court for Puerto Rico against the Oversight Board, PREPA, the Puerto Rico Fiscal Agency and Financial Advisory Authority (AAFAF), U.S. Bank National Association, as trustee for PREPA bondholders, and various PREPA bondholders and bond insurers, including AGC and AGM. The complaint seeks, among other things, declarations that the advances made by the Fuel Line Lenders are Current Expenses as defined in the trust agreement pursuant to which the PREPA bonds were issued and there is no valid lien securing the PREPA bonds unless and until the Fuel Line Lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claim to the Fuel Line Lenders’ claims and declaring the PREPA RSA null and void. A hearing on a motion to dismiss is scheduled for June 2020.

On October 30, 2019, the retirement system for PREPA employees (SREAEE) filed an amended adversary complaint in the Federal District Court for Puerto Rico against the Oversight Board, PREPA, AAFAF, the Commonwealth, the Governor, and U.S. Bank National Association, as trustee for PREPA bondholders. The complaint seeks, among other things, declarations that amounts owed to SREAEE are Current Expenses as defined in the trust agreement pursuant to which the PREPA bonds were issued, that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds and that SREAEE is a third-party beneficiary of certain trust agreement provisions, as well as orders subordinating the PREPA bondholders’ lien and claim to the SREAEE claims. On November 7, 2019, the court granted a motion to intervene by AGC and AGM. A hearing on the defendants’ motion to dismiss is scheduled for June 2020.

On January 16, 2020, AGM and AGC along with certain other monoline insurers filed in Federal District Court for Puerto Rico a motion (amending and superseding a motion filed by AGM and AGC on August 23, 2019) for relief from the automatic stay imposed pursuant to Title III of PROMESA to permit movants to enforce in another forum the application of the revenues securing the PRHTA Bonds (the “PRHTA Revenues”) or, in the alternative, for adequate protection for their property interests in PRHTA Revenues.

On January 16, 2020, the Financial Oversight and Management Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the Commonwealth Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or property interests with respect to PRHTA Revenues.

On January 16, 2020, the Financial Oversight and Management Board, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRHTA Revenues.

On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRIFA Rum Tax Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRIFA Bonds (the PRIFA Revenues), seeking an order lifting the automatic stay so that movants can enforce rights respecting the PRIFA Revenues in another forum or, in the alternative, that the Commonwealth must provide adequate protection for movants’ lien on the PRIFA Revenues.

On January 16, 2020, the Financial Oversight and Management Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRIFA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or ownership interests with respect to PRIFA Revenues.

On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRCCDA Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRCCDA Bonds (the PRCCDA Revenues), seeking an order that an action to enforce rights respecting the PRCCDA Revenues in another forum is not subject to the automatic stay associated with the Commonwealth’s Title III proceeding or, in the alternative, if the court finds that the stay is applicable, lifting the automatic stay so that movants can enforce such rights in another forum or, in the further alternative, if the court finds the automatic stay applicable and does not lift it, that the Commonwealth must provide adequate protection for movants’ lien on the PRCCDA Revenues.

On January 16, 2020, the Financial Oversight and Management Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRCCDA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRCCDA Revenues.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions)
Exposure to Puerto Rico	$4,458	$4,971	$6,956	$8,035

Puerto Rico
Net Par Outstanding

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,253	$1,340
PBA	140	142
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	811	844
PRHTA (Highways revenue) (1)	454	475
PRCCDA	152	152
PRIFA	16	16
Other Public Corporations
PREPA (1)	822	848
PRASA	373	373
MFA	248	303
COFINA	—	273
U of PR	1	1
Total net exposure to Puerto Rico	$4,270	$4,767
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of December 31, 2019

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2020 (January 1 - March 31)	$—	$106
2020 (April 1 - June 30)	—	3
2020 (July 1 - September 30)	286	392
2020 (October 1 - December 31)	—	3
Subtotal 2020	286	504
2021	149	351
2022	139	332
2023	205	392
2024	222	398
2025-2029	1,158	1,862
2030-2034	1,021	1,484
2035-2039	740	917
2040-2044	104	179
2045-2047	246	272
Total	$4,270	$6,691

Exposure to the U.S. Virgin Islands

As of December 31, 2019, the Company had $485 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $218 million BIG. The $267 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $218 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. All specialty insurance and reinsurance exposures shown in the table below are rated investment grade internally.
Specialty Insurance and Reinsurance
Exposure

	Gross Exposure		Net Exposure
	As of December 31, 2019	As of December 31, 2018	As of December 31, 2019	As of December 31, 2018
	(in millions)
Life insurance transactions (1)	$1,046	$880	$898	$763
Aircraft residual value insurance policies	398	340	243	218

____________________

(1)	The life insurance transactions net exposure is projected to increase to approximately $1.0 billion by December 31, 2023.

6.	Expected Loss to be Paid

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

Expected loss to be paid is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts. The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation and other recoveries including future payments by obligors pursuant to restructuring agreements, settlements or litigation judgments, excess spread on underlying collateral, and other estimated recoveries, including those from restructuring bonds and for breaches of representations and warranties (R&W). Expected losses are discounted at current risk-free rates. Expected cash outflows and inflows are probability weighted cash flows that reflect management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities. The Company updates the discount rates each quarter and reflects the effect of such changes in economic loss development. Net expected loss to be paid is defined as expected loss to be paid, net of amounts ceded to reinsurers.

In circumstances where the Company has purchased its own insured obligations that have expected losses, and in certain cases where issuers of insured obligations elected or the Company and an issuer mutually agreed as part of a negotiation to deliver the underlying collateral or insured obligation to the Company, expected loss to be paid is reduced by the proportionate share of the insured obligation that is held in the investment portfolio. The difference between the purchase price of the insured obligation and the fair value excluding the value of the Company's insurance is treated as a paid loss. Insured obligations with expected losses that are purchased by the Company are referred to as loss mitigation securities and are recorded in the investment portfolio, at fair value excluding the value of the Company's insurance. See Note 10, Investments and Cash and Note 9, Fair Value Measurement.

Economic loss development represents the change in net expected loss to be paid attributable to the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The three models are: (1) insurance as described in "Financial Guaranty Insurance Losses" in Note 7, Contracts Accounted for as Insurance, (2) derivative as described in Note 9, Fair Value Measurement and Note 11, Contracts Accounted for as Credit Derivatives, and (3) VIE consolidation as described in Note 14, Variable Interest Entities. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of the three accounting models.

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

Changes over a reporting period in the Company’s loss estimates for municipal obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. Changes over a reporting period in the Company’s loss estimates for its tax-supported public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency actions that affect the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority or amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors. Changes in loss estimates may also be affected by the Company's loss mitigation efforts and other variables.

Changes in the Company’s loss estimates for structured finance transactions generally will be influenced by factors impacting the performance of the assets supporting those transactions. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by factors such as the level and timing of loan defaults experienced, changes in housing prices, results from the Company's loss mitigation activities, and other variables.

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 2.45% with a weighted average of 1.94% as of December 31, 2019 and 0.00% to 3.06% with a weighted average of 2.74% as of December 31, 2018. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 3.2% and 2.7% of the total as of December 31, 2019 and December 31, 2018, respectively.

Net Expected Loss to be Paid
Roll Forward

	Year Ended December 31,
	2019	2018
	(in millions)
Net expected loss to be paid, beginning of period	$1,183	$1,303
Net expected loss to be paid on the SGI portfolio as of June 1, 2018 (see Note 2)	—	131
Economic loss development (benefit) due to:
Accretion of discount	22	36
Changes in discount rates	(11)	(17)
Changes in timing and assumptions	(12)	(24)
Total economic loss development (benefit)	(1)	(5)
Net (paid) recovered losses	(445)	(246)
Net expected loss to be paid, end of period	$737	$1,183

Net Expected Loss to be Paid
Roll Forward by Sector

	Year Ended December 31, 2019
	Net Expected Loss to be Paid (Recovered) as of December 31, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$224	$(525)	$531
Non-U.S. public finance	32	(9)	—	23
Public finance	864	215	(525)	554
Structured finance:
U.S. RMBS	293	(234)	87	146
Other structured finance	26	18	(7)	37
Structured finance	319	(216)	80	183
Total	$1,183	$(1)	$(445)	$737

	Year Ended December 31, 2018
	Net Expected Loss to be Paid (Recovered) as of December 31, 2017	Net Expected Loss to be Paid on SGI portfolio as of June 1, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2018
	(in millions)
Public finance:
U.S. public finance	$1,157	$—	$70	$(395)	$832
Non-U.S. public finance	46	1	(14)	(1)	32
Public finance	1,203	1	56	(396)	864
Structured finance:
U.S. RMBS	73	130	(69)	159	293
Other structured finance	27	—	8	(9)	26
Structured finance	100	130	(61)	150	319
Total	$1,303	$131	$(5)	$(246)	$1,183
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets. The amounts for 2019 are net of the COFINA Exchange Senior Bonds and cash that were received pursuant to the COFINA Plan of Adjustment. See Note 5, Outstanding Insurance Exposure, for additional information.

The tables above include (1) LAE paid of $35 million and $28 million for the years ended December 31, 2019 and 2018, respectively, and (2) expected LAE to be paid of $33 million as of December 31, 2019 and $31 million as of December 31, 2018.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
	2019	2018	2019	2018
	(in millions)
Insurance	$683	$1,110	$14	$(9)
FG VIEs (See Note 14)	58	75	(29)	(13)
Credit derivatives (See Note 11)	(4)	(2)	14	17
Total	$737	$1,183	$(1)	$(5)

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of December 31, 2019, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 5, Outstanding Insurance Exposure.

As of December 31, 2018, the Company had approximately $18 million of net par exposure to bonds issued by Parkway East Public Improvement District (District), which is located in Madison County, Mississippi (the County). The bonds were rated BIG. As part of a settlement with the County, during the third quarter of 2019 the bonds were paid off, reducing the Company's net par exposure to zero, and the Company received new bonds issued by the District, which the Company holds in its investment portfolio.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of December 31, 2019, the Company’s net par subject to the plan consisted of $107 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth.

The Company projects its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2019, including those mentioned above, to be $531 million, compared with a net expected loss of $832 million as of December 31, 2018. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At December 31, 2019, that credit was $819 million, compared with $586 million at December 31, 2018. The Company’s net expected losses incorporate management’s probability weighted estimates of possible scenarios. Each quarter, the Company may revise its scenarios, update assumptions and/or shift probability weightings of its scenarios based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

The economic loss development for U.S. public finance transactions was $224 million in 2019, which was primarily attributable to Puerto Rico exposures. The loss development attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions and weightings it uses in its scenarios based on the public information summarized under "Exposure to Puerto Rico" in Note 5, Outstanding Insurance Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non-U.S. Public Finance Transactions

Expected loss to be paid for non-U.S. public finance transactions was $23 million as of December 31, 2019, compared with $32 million as of December 31, 2018, primarily consisting of: (i) transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default, (ii) an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K., which has been underperforming due to higher costs compared with expectations at underwriting, and (iii) an obligation backed by payments from a region in Italy, and for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction.

The economic benefit for non-U.S. public finance transactions, including those mentioned above, was approximately $9 million during 2019, which was mainly attributable to the improved internal outlook of certain Spanish sovereigns and sub-sovereigns.

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

As of December 31, 2019, the Company had a net R&W payable of $53 million to R&W counterparties, compared with a net R&W receivable of $5 million as of December 31, 2018. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Year Ended December 31,
	2019	2018
	(in millions)
First lien U.S. RMBS	$(77)	$16
Second lien U.S. RMBS	(157)	(85)

U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime
The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are or in the past twelve months have been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss projections in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews the most recent twelve months of this data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing categories.

First Lien Liquidation Rates

	As of December 31,
	2019	2018	2017
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	30	30	30
Option ARM	35	35	35
Subprime	35	40	40
60 – 89 Days Delinquent
Alt-A and Prime	40	40	40
Option ARM	45	45	50
Subprime	45	45	50
90+ Days Delinquent
Alt-A and Prime	55	50	55
Option ARM	55	55	60
Subprime	50	50	55
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	65	60	65
Option ARM	65	65	70
Subprime	60	60	65
Real Estate Owned
All	100	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant for 36 months and then trails off in steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 3.5 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36 month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of December 31, 2019				As of December 31, 2018				As of December 31, 2017
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.3%	–	8.4%	4.1%	1.2%	–	11.4%	4.6%	1.3%	–	9.8%	5.2%
Final CDR	0.0%	–	0.4%	0.2%	0.1%	–	0.6%	0.2%	0.1%	–	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				80%
2007+	70%				70%				70%
Option ARM
Plateau CDR	1.8%	–	8.4%	5.4%	1.8%	–	8.3%	5.6%	2.5%	–	7.0%	5.9%
Final CDR	0.1%	–	0.4%	0.3%	0.1%	–	0.4%	0.3%	0.1%	–	0.3%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				60%				70%
2007+	70%				70%				75%
Subprime
Plateau CDR	1.6%	–	18.1%	5.6%	1.8%	–	23.2%	6.2%	3.5%	–	13.1%	7.8%
Final CDR	0.1%	–	0.9%	0.3%	0.1%	–	1.2%	0.3%	0.2%	–	0.7%	0.4%
Initial loss severity:
2005 and prior	75%				80%				80%
2006	75%				75%				90%
2007+	75%				95%				95%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2019 and December 31, 2018.

Total expected loss to be paid on all first lien U.S. RMBS was $166 million and $243 million as of December 31, 2019 and December 31, 2018, respectively. The $77 million economic benefit in 2019 for first lien U.S. RMBS was primarily attributable to higher excess spread on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to LIBOR, which decreased in 2019. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2019 as it used as of December 31, 2018, increasing and decreasing the periods of stress from those used in the base case. LIBOR may be discontinued, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $43 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $38 million for all first lien U.S. RMBS transactions.

U.S. Second Lien RMBS Loss Projections

Second lien RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien mortgages. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses or recoveries in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction, the CPR of the collateral, the interest rate environment, and assumptions about loss severity.

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of December 31, 2019 and December 31, 2018, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions periodically based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company projected future recoveries on these charged-off loans of 20% as of December 31, 2019 and 10% as of December 31, 2018, with such recoveries to be received evenly over the next five years. The increase in recovery assumptions is attributable to the higher actual recovery rates observed in certain transactions during the year. Increasing the recovery rate to 30% would result in an economic benefit of $57 million, while decreasing the recovery rate back to 10% would result in an economic loss of $57 million.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2018. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected recovery on all second lien U.S. RMBS was $20 million as of December 31, 2019 and the expected loss to be paid was $50 million as of December 31, 2018. The $157 million economic benefit in 2019 for second lien U.S. RMBS was primarily attributable to higher projected recoveries for previously charged-off loans, improved performance, and loss mitigation efforts.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of December 31, 2019				As of December 31, 2018				As of December 31, 2017
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	5.9%	–	24.6%	9.5%	4.6%	–	26.8%	10.1%	2.7%	–	19.9%	11.4%
Final CDR trended down to	2.5%	–	3.2%	2.5%	2.5%	–	3.2%	2.5%	2.5%	–	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	30				35				45
60 – 89 Days Delinquent	45				50				60
90+ Days Delinquent	65				70				75
Bankruptcy	55				55				55
Foreclosure	55				65				70
Real Estate Owned	100				100				100
Loss severity (1)	98%				98%				98%

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

Other Structured Finance

The Company projected that its total net expected loss across its troubled other structured finance exposures as of December 31, 2019 was $37 million and is primarily attributable to $84 million in BIG net par of student loan securitizations issued by private issuers that are classified as structured finance. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company also had exposure to troubled life insurance transactions. As of December 31, 2019, the Company's BIG net par in these transactions was $40 million, which was lower than the $85 million as of December 31, 2018 because of the settlement of a transaction.

The economic loss development during 2019 was $18 million, which was primarily attributable to higher LAE related to certain exposures.

Recovery Litigation

In the ordinary course of their respective businesses, certain of AGL's subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent losses in the future. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

Public Finance Transactions

The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See Note 5, Outstanding Insurance Exposure, for a discussion of the Company's exposure to Puerto Rico and related recovery litigation being pursued by the Company.

RMBS Transactions

On November 26, 2012, CIFG Assurance North America, Inc. (CIFGNA) filed a complaint in the Supreme Court of the State of New York against JP Morgan Securities LLC for material misrepresentation in the inducement of insurance and common law fraud, alleging that JP Morgan Securities LLC fraudulently induced CIFGNA to insure $400 million of securities issued by ACA ABS CDO 2006-2 Ltd. and $325 million of securities issued by Libertas Preferred Funding II, Ltd. On June 26, 2015, the court dismissed with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim and dismissed without prejudice CIFGNA’s common law fraud claim. On September 24, 2015, the court denied CIFGNA’s motion to amend but allowed CIFGNA to re-plead a cause of action for common law fraud. On November 20, 2015, CIFGNA filed a motion for leave to amend its complaint to re-plead common law fraud. On April 29, 2016, CIFGNA filed an appeal to reverse the court’s decision dismissing CIFGNA’s material misrepresentation in the inducement of insurance claim. On November 29, 2016, the Appellate Division of the Supreme Court of the State of New York ruled that the court’s decision dismissing with prejudice CIFGNA’s material misrepresentation in the inducement of insurance claim should be modified to grant CIFGNA leave to re-plead such claim. On February 27, 2017, AGC (as successor to CIFGNA) filed an amended complaint which included a claim for material misrepresentation in the inducement of insurance. On July 31, 2019, the parties entered into a confidential settlement and, on August 12, 2019, agreed to dismiss, with prejudice, the action and all claims.

7.	Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 5, Outstanding Insurance Exposure, and Note 6, Expected Loss to be Paid, includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance. See Note 11, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 14, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.

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

•
For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is the present value (discounted at risk free rates) of either (1) contractual premiums due or (2) in cases where the underlying collateral is composed of homogeneous pools of assets, the expected premiums to be collected over the life of the contract. To be considered a homogeneous pool of assets, prepayments must be contractually allowable, the amount of prepayments must be probable, and the timing and amount of prepayments must be reasonably estimable. Installment premiums typically relate to structured finance and infrastructure transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the transaction.

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

•	For premiums received in a reinsurance transaction, the cash received is allocated to individual policies in the assumed portfolio and recorded as unearned premium reserve.

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

The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured par amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured par amounts outstanding in the reporting period compared with the sum of each of the insured principal amounts outstanding for all periods. When an insured financial obligation is retired before its maturity, the financial guaranty insurance contract is extinguished. Any nonrefundable deferred premium revenue related to that contract is accelerated and recognized as premium revenue. When a premium receivable balance is deemed uncollectible, it is written off to bad debt expense.

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

Ceded unearned premium reserve is recorded as an asset. Direct, assumed and ceded earned premiums are presented together as net earned premiums in the statement of operations. See Note 8, Reinsurance, for a breakout of direct, assumed and ceded premiums. The components of net earned premiums are shown in the table below:

Net Earned Premiums

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$331	$367	$385
Accelerations from refundings and terminations	122	159	286
Accretion of discount on net premiums receivable	17	18	17
Financial guaranty insurance net earned premiums	470	544	688
Specialty net earned premiums	6	4	2
Net earned premiums (1)	$476	$548	$690
 ___________________

(1)	Excludes $18 million, $12 million and $15 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Beginning of year	$904	$915	$576
Less: Specialty insurance premium receivable	1	1	—
Financial guaranty insurance premiums receivable	903	914	576
Premiums receivable from acquisitions (see Note 2)	—	—	270
Gross written premiums on new business, net of commissions (1)	689	610	301
Gross premiums received, net of commissions	(318)	(577)	(301)
Adjustments:
Changes in the expected term	(21)	(8)	(8)
Accretion of discount, net of commissions on assumed business	10	9	12
Foreign exchange translation and remeasurement (2)	21	(35)	64
Cancellation of assumed reinsurance	—	(10)	—
Financial guaranty insurance premium receivable (3)	1,284	903	914
Specialty insurance premium receivable	2	1	1
December 31,	$1,286	$904	$915
____________________

(1)
For transactions where one of the Company's financial guaranty contracts is replaced by another of the Company's insurance subsidiary's contracts, gross written premium in this table represents only the incremental amount in excess of the original gross written premiums. The year ended December 31, 2018 included $330 million of gross written premiums assumed from SGI on June 1, 2018, when the Company closed an SGI Transaction. See Note 2, Business Combinations and Assumption of Insured Portfolio.

(2)
Includes foreign exchange gain (loss) on remeasurement recorded in the consolidated statements of operations of $21 million in 2019, $(33) million in 2018, $61 million in 2017. The remaining foreign exchange translation in 2018 and 2017 was recorded in OCI prior to the Combination, some of which had functional currencies other than the U.S. dollar

(3)	Excludes $7 million, $9 million and $10 million as of December 31, 2019, 2018 and 2017, respectively, related to consolidated FG VIEs.

Approximately 78% and 72% of installment premiums at December 31, 2019 and December 31, 2018, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of December 31, 2019
(in millions)
2020 (January 1 - March 31)	$35
2020 (April 1 - June 30)	47
2020 (July 1 - September 30)	30
2020 (October 1 - December 31)	18
2021	92
2022	94
2023	82
2024	82
2025-2029	343
2030-2034	240
2035-2039	151
After 2039	352
Total (1)	$1,566
____________________

(1)	Excludes expected cash collections on consolidated FG VIEs of $9 million.

The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of December 31, 2019
(in millions)
2020 (January 1 - March 31)	$80
2020 (April 1 - June 30)	79
2020 (July 1 - September 30)	77
2020 (October 1 - December 31)	75
Subtotal 2020	311
2021	284
2022	263
2023	245
2024	227
2025-2029	909
2030-2034	634
2035-2039	368
After 2039	494
Net deferred premium revenue (1)	3,735
Future accretion	281
Total future net earned premiums	$4,016
 ____________________

(1)	Excludes net earned premiums on consolidated FG VIEs of $47 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of December 31, 2019	As of December 31, 2018
	(dollars in millions)
Premiums receivable, net of commission payable	$1,284	$903
Gross deferred premium revenue	1,637	1,313
Weighted-average risk-free rate used to discount premiums	1.7%	2.3%
Weighted-average period of premiums receivable (in years)	13.3	9.1

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

Ceding commission expense on assumed reinsurance contracts and ceding commission income on ceded reinsurance contracts that are associated with premiums received in installments are calculated at their contractually defined commission rates, discounted consistent with premiums receivable for all future periods, and included in DAC, with a corresponding offset to net premiums receivable or reinsurance balances payable.

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

Rollforward of
Deferred Acquisition Costs

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Beginning of year	$105	$101	$106
DAC adjustments from acquisitions (see Note 2)	—	—	(2)
Costs deferred during the period	23	19	16
Costs amortized during the period	(17)	(15)	(19)
December 31,	$111	$105	$101

Financial Guaranty Insurance Losses

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on unpaid losses and reported in other assets. As discussed in Note 9, Fair Value Measurement, contracts that meet the definition of a derivative, as well as consolidated FG VIEs’ assets and liabilities, are recorded separately at fair value. Any expected losses related to consolidated FG VIEs are eliminated upon consolidation. Any expected losses on credit derivatives are reflected in the fair value of credit derivatives.

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

Insurance Contracts' Loss Information

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 2.45% with a weighted average of 1.94% as of December 31, 2019 and 0.0% to 3.06% with a weighted average of 2.74% as of December 31, 2018.

Net Reserve (Salvage)

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Public finance:
U.S. public finance	$328	$612
Non-U.S. public finance	5	14
Public finance	333	626
Structured finance:
U.S. RMBS (1)	(78)	21
Other structured finance	40	30
Structured finance	(38)	51
Subtotal	295	677
Other payable (recoverable)	—	(3)
Total	$295	$674

____________________

(1)	Excludes net reserves of $33 million and $47 million as of December 31, 2019 and December 31, 2018, respectively, related to consolidated FG VIEs.

Components of Net Reserves (Salvage)

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Loss and LAE reserve	$1,050	$1,177
Reinsurance recoverable on unpaid losses (1)	(38)	(34)
Loss and LAE reserve, net	1,012	1,143
Salvage and subrogation recoverable	(747)	(490)
Salvage and subrogation reinsurance payable (2)	30	24
Other payable (recoverable) (1)	—	(3)
Salvage and subrogation recoverable, net and other recoverable	(717)	(469)
Net reserves (salvage)	$295	$674
____________________
(1)          Recorded as a component of other assets in the consolidated balance sheets.

(2)          Recorded as a component of other liabilities in the consolidated balance sheets.

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
Financial Guaranty Insurance Contracts

As of December 31, 2019
(in millions)
Net expected loss to be paid - financial guaranty insurance	$683
Contra-paid, net	51
Salvage and subrogation recoverable, net, and other recoverable	717
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,012)
Net expected loss to be expensed (present value) (1)	$439
____________________

(1)	Excludes $33 million as of December 31, 2019 related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2019
(in millions)
2020 (January 1 - March 31)	$9
2020 (April 1 - June 30)	9
2020 (July 1 - September 30)	9
2020 (October 1 - December 31)	9
Subtotal 2020	36
2021	35
2022	34
2023	32
2024	33
2025-2029	138
2030-2034	91
2035-2039	32
After 2039	8
Net expected loss to be expensed	439
Future accretion	105
Total expected future loss and LAE	$544

The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Loss (Benefit)
	Year Ended December 31,
	2019	2018	2017
	(in millions)
Public finance:
U.S. public finance	$247	$90	$553
Non-U.S. public finance	(7)	(7)	(4)
Public finance	240	83	549
Structured finance:
U.S. RMBS (1)	(154)	(15)	(113)
Other structured finance	7	(4)	(48)
Structured finance	(147)	(19)	(161)
Loss and LAE	$93	$64	$388

____________________

(1)	Excludes a benefit of $20 million, a benefit of $3 million and a loss of $7 million for the years ended December 31, 2019, 2018 and 2017, respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2019

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	121	(6)	24	—	131	(7)	276	—	276
Remaining weighted-average contract period (in years)	8.0	5.2	17.0	—	9.7	8.3	9.7	—	9.7
Outstanding exposure:
Par	$2,654	$(54)	$561	$—	$5,386	$(170)	$8,377	$—	$8,377
Interest	1,149	(15)	481	—	2,507	(73)	4,049	—	4,049
Total (2)	$3,803	$(69)	$1,042	$—	$7,893	$(243)	$12,426	$—	$12,426
Expected cash outflows (inflows)	$135	$(3)	$84	$—	$4,185	$(132)	$4,269	$(264)	$4,005
Potential recoveries (3)	(598)	21	(10)	—	(2,926)	107	$(3,406)	189	(3,217)
Subtotal	(463)	18	74	—	1,259	(25)	863	(75)	788
Discount	54	(1)	(21)	—	(151)	(3)	(122)	17	(105)
Present value of expected cash flows	$(409)	$17	$53	$—	$1,108	$(28)	$741	$(58)	$683
Deferred premium revenue	$142	$(1)	$34	$—	$480	$(4)	$651	$(48)	$603
Reserves (salvage)	$(441)	$17	$35	$—	$742	$(25)	$328	$(33)	$295

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2018

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	128	(8)	39	(1)	145	(7)	312	—	312
Remaining weighted-average contract period (in years)	7.9	6.5	13.2	2.1	10.1	9.1	9.8	—	9.8
Outstanding exposure:
Par	$3,052	$(71)	$938	$(6)	$6,249	$(159)	$10,003	$—	$10,003
Interest	1,319	(29)	592	(1)	3,140	(72)	4,949	—	4,949
Total (2)	$4,371	$(100)	$1,530	$(7)	$9,389	$(231)	$14,952	$—	$14,952
Expected cash outflows (inflows)	$98	$(5)	$264	$(1)	$4,029	$(80)	$4,305	$(290)	$4,015
Potential recoveries (3)	(465)	23	(81)	—	(2,542)	55	(3,010)	192	(2,818)
Subtotal	(367)	18	183	(1)	1,487	(25)	1,295	(98)	1,197
Discount	83	(5)	(53)	—	(134)	(2)	(111)	23	(88)
Present value of expected cash flows	$(284)	$13	$130	$(1)	$1,353	$(27)	$1,184	$(75)	$1,109
Deferred premium revenue	$125	$(4)	$151	$—	$518	$(2)	$788	$(64)	$724
Reserves (salvage)	$(311)	$15	$48	$(1)	$993	$(24)	$720	$(47)	$673
____________________

(1)
A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments. The ceded number of risks represents the number of risks for which the Company ceded a portion of its exposure.

(2)	Includes amounts related to FG VIEs.

(3)
Represents expected inflows for future payments by obligors pursuant to restructuring agreements, settlements or litigation judgments, excess spread on any underlying collateral and other estimated recoveries. Potential recoveries also include recoveries on certain investment grade credits, related mainly to exposures that were previously BIG and for which claims have been paid in the past.

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay.

For example, AGM has issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. AGM insures periodic payments owed by the municipal obligors to the bank counterparties. In certain cases, AGM also insures termination payments that may be owed by the municipal obligors to the bank counterparties. If (i) AGM has been downgraded below the rating trigger set forth in a swap under which it has insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing AGM or otherwise curing the downgrade of AGM; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded past a specified level, and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it, then AGM would be required to pay the termination payment due by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of AGM were downgraded below "A" by S&P Global Ratings, a division of

Standard & Poor’s Financial Services LLC (S&P) or below "A2" by Moody's, and the conditions giving rise to the obligation of AGM to make a payment under the swap policies were all satisfied, then AGM could pay claims in an amount not exceeding approximately $377 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations (VRDOs) for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2019, AGM and AGC had insured approximately $3.1 billion net par of VRDOs, of which approximately $43 million of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

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

8.	Reinsurance

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

Substantially all of the Company’s Assumed Business and Ceded Business relates to financial guaranty business, except for a modest amount that relates to AGRO's specialty business. The Company historically entered into, and with respect to new business originated by AGRO continues to enter into, ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks.

Accounting Policy

For business assumed and ceded, the accounting model of the underlying direct financial guaranty contract dictates the accounting model used for the reinsurance contract (except for those eliminated as FG VIEs). For any assumed or ceded financial guaranty insurance premiums and losses, the accounting models described in Note 7, Contracts Accounted for as Insurance, are followed. For any assumed or ceded credit derivative contracts, the accounting model in Note 11, Contracts Accounted for as Credit Derivatives, is followed.

Financial Guaranty Business

The Company’s facultative and treaty assumed agreements with the Legacy Monoline Insurers are generally subject to termination at the option of the ceding company:

•	if the Company fails to meet certain financial and regulatory criteria;

•	if the Company fails to maintain a specified minimum financial strength rating; or

•	upon certain changes of control of the Company.

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

As of December 31, 2019, if each third party company ceding business to any of the Company's insurance subsidiaries had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $40 million and $287 million, respectively.

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

Specialty Business

The Company, through AGRO, assumes specialty business from third party insurers (Assumed Specialty Business). It also cedes and retrocedes some of its specialty business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P below “A” would require AGRO to post, as of December 31, 2019, an estimated $0.1 million of collateral in respect of certain of its Assumed Specialty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of December 31, 2019, an estimated $14 million of collateral in respect of a different portion of AGRO’s Assumed Specialty Business. AGRO’s ceded/retroceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded/retroceded business upon certain triggering events, such as reinsurer rating downgrades.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and specialty).

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Premiums Written:
Direct	$663	$288	$297
Assumed	14	324	10
Ceded (1)	10	14	18
Net	$687	$626	$325
Premiums Earned:
Direct	$429	$509	$693
Assumed	54	51	27
Ceded	(7)	(12)	(30)
Net	$476	$548	$690
Loss and LAE:
Direct	$101	$68	$404
Assumed	2	(1)	11
Ceded	(10)	(3)	(27)
Net	$93	$64	$388
____________________

(1)	Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of December 31,
	2019	2018
	(in millions)
Ceded premium payable, net of commissions	$20	$26
Ceded expected loss to be recovered (paid)	11	14
Financial guaranty ceded par outstanding (2)	1,349	2,389
Specialty ceded exposure (see Note 5)	303	239
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of December 31, 2019 and December 31, 2018 was approximately $68 million and $80 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $224 million and $236 million is rated BIG as of December 31, 2019 and December 31, 2018, respectively.

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

Commutations
Commutations of Ceded Reinsurance Contracts

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Increase in net unearned premium reserve	$15	$64	$82
Increase in net par outstanding	1,069	1,457	5,107
Commutation gains (losses)	1	(16)	328

Excess of Loss Reinsurance Facility

Effective January 1, 2018, AGC, AGM and MAC entered into a $400 million aggregate excess of loss reinsurance facility of which $180 million was placed with an unaffiliated reinsurer. This facility covered losses occurring from January 1, 2018 through December 31, 2025, and terminated on January 1, 2020, after AGC, AGM and MAC chose not to extend it. The facility covered certain U.S. public finance exposures insured or reinsured by AGC, AGM and MAC as of September 30, 2017, excluding exposures that were rated below investment grade as of December 31, 2017 by Moody’s or S&P or internally by AGC, AGM or MAC and was subject to certain per credit limits. Among the exposures excluded were those associated with the Commonwealth of Puerto Rico and its related authorities and public corporations. AGC, AGM and MAC paid approximately $3.2 million of premiums in 2018 for the term January 1, 2018 through December 31, 2018 and approximately $3.2 million of premiums in 2019 for the term January 1, 2019 through December 31, 2019.

9.	Fair Value Measurement

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2019, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

There was a transfer of a fixed-maturity security from Level 2 into Level 3 during 2019. There were no other transfers into or from Level 3 during the periods presented.

Carried at Fair Value

Fixed-Maturity Securities and Short-Term Investments

The fair value of fixed-maturity securities in the investment portfolio is generally based on prices received from third-party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value using their pricing models, which take into account: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, industry and economic events and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news.

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

Short-term investments that are traded in active markets are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

As of December 31, 2019, the Company used models to price 129 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,114 million. Most Level 3 securities were priced with the assistance of an independent third-party. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Other Assets

Committed Capital Securities

The fair value of CCS, which is recorded in other assets on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 15, Long Term Debt and Credit Facilities). The change in fair value of the AGC CCS and AGM CPS are recorded in other income in the consolidated statement of operations. Fair value changes on CCS recorded in other income were losses of $22 million and $2 million in 2019 and 2017, respectively, and gains of $14 million in 2018. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

 Supplemental Executive Retirement Plans

The Company classifies the fair value measurement of the assets of the Company's various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the plans (Level 1) or based upon the net asset value (NAV) of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. Change in fair value of these assets is recorded in other operating expenses in the consolidated statement of operations.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2019 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 1.69% to 2.08% at December 31, 2019 and 2.47% to 2.89% at December 31, 2018.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 17% based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2018. As of December 31, 2019, the corresponding number was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

The models used to price the FG VIEs’ liabilities generally apply the same inputs used in determining fair value of FG VIEs’ assets. For those liabilities insured by the Company, the benefit of the Company's insurance policy guaranteeing the timely payment of principal and interest is also taken into account.

Significant changes to any of the inputs described above could have materially changed the timing of expected losses within the insured transaction which is a significant factor in determining the implied benefit of the Company’s insurance policy guaranteeing the timely payment of principal and interest for the insured tranches of debt issued by the FG VIEs. In general, extending the timing of expected loss payments by the Company into the future typically could lead to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically could lead to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

Assets and Liabilities of Consolidated Investment Vehicles

Due to the fact that BlueMountain manages and the Insurance segment has an investment in certain Assured Investment Management funds, the Company consolidated one Assured Investment Management managed CLO and three Assured Investment Management funds (collectively, the consolidated investment vehicles). The consolidated Assured Investment Management funds are: AHP Capital Solutions, LP (AHP), AIM Asset Backed Income Fund (US) L.P. (ABIF) and a BlueMountain CLO Warehouse Fund (US) L.P. (CLO Warehouse Fund). CLO Warehouse Fund invested in BlueMountain CLO XXVI Ltd. (CLO XXVI). All four consolidated investment vehicles are accounted for at fair value. See Note 14, Variable Interest Entities.

AHP and ABIF are investment companies, subject to the guidance in Accounting Standards Codification (ASC) 946, Financial Services — Investment Companies.

CLO XXVI is a collateralized financing entity (CFE) under ASC 810, Consolidation, and has elected to measure assets and liabilities using the fair value of its assets, which are more observable. The financial assets of CLO XXVI are all Level 2 assets, and therefore more observable than the fair value of the financial liabilities of CLO XXVI, which are all Level 3 liabilities. As a result, the financial assets of CLO XXVI are measured at fair value and the financial liabilities of CLO XXVI are measured as: (1) the sum of the fair value of the financial assets, and the carrying value of any nonfinancial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).

Investments of consolidated investment vehicles which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which have no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third party data generally at the average between the offer and bid prices. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors.

Assets in consolidated Assured Investment Management funds that are carried at fair value primarily consist of corporate loans and other investments. Assets supporting CLO XXVI are Level 2 and all other assets of consolidated investment vehicles are Level 3. Liabilities include various tranches of CLO debt and classified as Level 3 in the fair value hierarchy. Significant changes to any of the inputs described above could have a material effect the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2019

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,340	$—	$4,233	$107
U.S. government and agencies	147	—	147	—
Corporate securities	2,221	—	2,180	41
Mortgage-backed securities:
RMBS	775	—	467	308
Commercial mortgage-backed securities (CMBS)	419	—	419	—
Asset-backed securities	720	—	62	658
Non-U.S. government securities	232	—	232	—
Total fixed-maturity securities	8,854	—	7,740	1,114
Short-term investments	1,268	1,061	207	—
Other invested assets (1)	6	—	—	6
FG VIEs’ assets, at fair value	442	—	—	442
Assets of consolidated investment vehicles	558	—	494	64
Other assets	135	32	45	58
Total assets carried at fair value	$11,263	$1,093	$8,486	$1,684
Liabilities:
Credit derivative liabilities	$191	$—	$—	$191
FG VIEs’ liabilities with recourse, at fair value	367	—	—	367
FG VIEs’ liabilities without recourse, at fair value	102	—	—	102
Liabilities of consolidated investment vehicles	481	—	—	481
Total liabilities carried at fair value	$1,141	$—	$—	$1,141

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2018

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2019 and 2018.

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
Year Ended December 31, 2019

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Assets of Consolidated Investment Vehicles		Other (7)
	(in millions)
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$—		$77
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	6	(1)	(8)	(1)	17	(1)	58	(1)	68	(2)	—	(4)	(22)	(3)
Other comprehensive income (loss)	(1)		(7)		25		(91)		—		—		—
Purchases	6		—		11		20		—		64		—
Sales	—		—		—		(29)		(51)		—		—
Settlements	(3)		—		(54)		(248)		(139)		—		—
VIE consolidations	—		—		—		—		6		—		—
VIE deconsolidations	—		—		—		—		(11)		—		—
Transfers into Level 3	—		—		—		1		—		—		—
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$64		$55
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of December 31, 2019									$77	(2)	$—	(4)	$(22)	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of December 31, 2019	$—		$(7)		$25		$15

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Year Ended December 31, 2019

			FG VIEs’ Liabilities, at Fair Value
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of Consolidated Investment Vehicles
	(in millions)
Fair value as of December 31, 2018	$(207)		$(517)		$(102)		$—
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	(6)	(6)	(32)	(2)	(9)	(2)	(9)	(4)
Other comprehensive income (loss)	—		5		—		—
Issuances	—		—		—		(472)
Settlements	28		173		8		—
VIE consolidations	—		(5)		(1)		—
VIE deconsolidations	—		9		2		—
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of December 31, 2019	$3	(6)	$(31)	(2)	$(17)	(2)	$(9)	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of December 31, 2019			$5

Rollforward of Level 3 Assets and Liabilities
At Fair Value on a Recurring Basis
Year Ended December 31, 2018

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2017	$76		$67		$334		$787		$700		$64		$(269)		$(627)		$(130)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	3	(1)	(14)	(1)	21	(1)	57	(1)	2	(2)	14	(3)	112	(6)	(1)	(2)	4	(2)
Other comprehensive income (loss)	18		3		(17)		(40)		—		—		—		2		—
Purchases	4		—		35		189		—		—		—		—		—
Issuances	—		—		—		—		—		—		(68)	(8)	—		—
Settlements	(2)		—		(64)		(46)		(116)		(1)		18		108		8
FG VIE deconsolidations	—		—		—		—		(17)		—		—		1		16
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$77		$(207)		$(517)		$(102)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of December 31, 2018									$13	(2)	$14	(3)	$122	(6)	$1	(2)	$3	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of December 31, 2018	$18		$3		$(14)		$(38)				$—				$2
 ____________________

(1)	Included in net realized investment gains (losses) and net investment income.

(2)	Included in fair value gains (losses) on FG VIEs.

(3)	Recorded in net investment income and other income.

(4)	Recorded in other income.

(5)
Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the consolidated balance sheet based on net exposure by counterparty.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Includes CCS and other invested assets.

(8)	Relates to SGI Transaction. See Note 2, Business Combinations and Assumption of Insured Portfolio.

Level 3 Fair Value Disclosures

Quantitative Information about Level 3 Fair Value Inputs
At December 31, 2019

Financial Instrument Description	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$107	Yield	4.5%	-	31.1%	8.5%

Corporate securities	41	Yield	35.9%

RMBS	308	CPR	2.0%	-	15.0%	6.3%
		CDR	1.5%	-	7.0%	4.9%
		Loss severity	40.0%	-	125.0%	78.8%
		Yield	3.7%	-	6.1%	4.8%
Asset-backed securities:
Life insurance transactions	350	Yield	5.8%

CLOs/Trust preferred securities (TruPS)	256	Yield	2.5%	-	4.1%	2.9%

Others	52	Yield	2.3%	-	9.4%	9.3%

FG VIEs’ assets, at fair value (1)	442	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	3.0%	-	8.4%	5.2%

Assets of consolidated investment vehicles (3)	64	Discount rate	16.0%	-	28.0%	21%
		Market multiple - enterprise/revenue value	0.5x	-	6.7x
		Yield	12.5%

Other assets (1)	52	Implied Yield	5.1%	-	5.8%	5.5%
		Term (years)	10 years

Financial Instrument Description(1)	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Liabilities:

Credit derivative liabilities, net	$(185)	Year 1 loss estimates	0.0%	-	46.0%	1.3%
		Hedge cost (in basis points (bps))	5.0	-	31.0	11.0
		Bank profit (in bps)	51.0	-	212.0	76.0
		Internal floor (in bps)	30.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(469)	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	2.7%	-	8.4%	4.2%

Liabilities of consolidated investment vehicles:
CLO obligations	(481)	Yield	10.0%
____________________
(1)    Discounted cash flow is used as the primary valuation technique.

(2)	Excludes several investments recorded in other invested assets with fair value of $6 million.

(3)	The primary inputs to the valuation are recent market transaction prices, supported by market multiples and yields/discount rates.

Quantitative Information about Level 3 Fair Value Inputs
At December 31, 2018

Financial Instrument Description(1)	Fair Value at December 31, 2018 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (liabilities) (2):
Fixed-maturity securities :
Obligations of state and political subdivisions	$99	Yield	4.5%	-	32.7%	12.0%

Corporate securities	56	Yield	29.5%

RMBS	309	CPR	3.4%	-	19.4%	6.2%
		CDR	1.5%	-	6.9%	5.2%
		Loss severity	40.0%	-	125.0%	82.7%
		Yield	5.3%	-	8.1%	6.3%
Asset-backed securities:
Life insurance transactions	620	Yield	6.5%	-	7.1%	6.8%

CLOs/TruPS	274	Yield	3.8%	-	4.7%	4.3%

Others	53	Yield	11.5%

FG VIEs’ assets, at fair value	569	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	7.1%

Other assets	74	Implied Yield	6.6%	-	7.2%	6.9%
		Term (years)	10 years

Credit derivative liabilities, net	(207)	Year 1 loss estimates	0.0%	-	66.0%	2.2%
		Hedge cost (in bps)	5.5	-	82.5	23.3
		Bank profit (in bps)	7.2	-	509.9	77.3
		Internal floor (in bps)	8.8	-	30.0	19.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(619)	CPR	0.9%	-	18.1%	9.3%
		CDR	1.3%	-	23.7%	5.1%
		Loss severity	60.0%	-	100.0%	79.8%
		Yield	5.0%	-	10.2%	5.6%
____________________

(1)	Discounted cash flow is used as the primary valuation technique for all financial instruments listed in this table.

(2)	Excludes several investments recorded in other invested assets with fair value of $7 million.

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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of December 31, 2019		As of December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$1	$2	$1	$2
Other assets (1)	97	97	130	130
Financial guaranty insurance contracts (2)	(2,714)	(4,013)	(3,240)	(5,932)
Long-term debt	(1,235)	(1,573)	(1,233)	(1,496)
Other liabilities (1)	(14)	(14)	(12)	(12)
____________________

(1)
The Company's other assets and other liabilities consist predominantly of: accrued interest, management fees receivables, receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value, and a promissory note receivable.

(2)	Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

10.	Investments and Cash

The amounts and descriptions in the note relate to the Company's investments and cash other than those of the consolidated investment vehicles described in Note 14, Variable interest Entities.

Accounting Policy

The vast majority of the Company's investment portfolio consists of fixed-maturity and short-term investments, classified as available-for-sale at the time of purchase (approximately 98.8% based on fair value as of December 31, 2019), and therefore carried at fair value. Changes in fair value for other-than-temporarily-impaired securities are bifurcated between credit losses and non-credit changes in fair value. The credit loss on other-than-temporarily-impaired securities is recorded in the statement of operations and the non-credit component of the change in fair value of securities is recorded in OCI. For securities in an unrealized loss position where the Company has the intent to sell or it is more-likely-than-not that it will be required to sell the security before recovery, the entire impairment loss (i.e., the difference between the security's fair value and its amortized cost) is recorded in the consolidated statements of operations. Credit losses reduce the amortized cost of impaired securities. The amortized cost basis is adjusted for accretion and amortization (using the effective interest method) with a corresponding entry recorded in net investment income.

Realized gains and losses on sales of investments are determined using the specific identification method. Realized loss includes amounts recorded for other-than-temporary impairments (OTTI) on debt securities and the declines in fair value of securities for which the Company has the intent to sell the security or inability to hold until recovery of amortized cost.

For mortgage‑backed securities, other than loss mitigation securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any necessary adjustments due to changes in effective yields and maturities are recognized in net investment income using the retrospective method.

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

Other invested assets primarily consist of equity method investments. The Company's equity method investments primarily consist of an investment in a renewable energy company, as well as investments in private equity funds and managed account investment advisors. Changes in the value of equity method investments are recorded in the consolidated statements of operations in "equity in earnings of investees." Other invested assets also includes other equity investments carried at fair value. Up until December 31, 2017, the change in fair value of preferred stock investments and certain other equity investments was recorded in OCI. Effective January 1, 2018, in accordance with ASU 2016-01, the change in fair value of these investments is recorded in other income in the consolidated statements of operations. In addition, in accordance with ASU 2016-01, the Company elected the new measurement alternative for equity securities that were accounted for under the cost method as of December 31, 2017 because they did not have a readily determinable fair value. Effective January 1, 2018, these equity securities are accounted at cost less any impairment, plus or minus the change resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer in the consolidated statements of operations.

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

The Company assesses the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the security is in an unrealized loss position and its net present value is less than the amortized cost of the investment, an OTTI is recorded. The net present value is calculated by discounting the Company's estimate of projected future cash flows at the effective interest rate implicit in the debt security at the time of purchase. The Company's estimates of projected future cash flows are driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company develops these estimates using information based on historical experience, credit analysis and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other relevant data. For mortgage‑backed and asset backed securities, cash flow estimates also include prepayment and other assumptions regarding the underlying collateral such as default rates, recoveries and changes in value. The assumptions used in these projections require the use of significant management judgment. If management's assessment changes in the future, the Company may ultimately record a loss after having originally concluded that the decline in value was temporary.

In addition to the factors noted above, the Company also seeks advice from its outside investment managers.

Net Investment Income and Equity Method Investment Earnings

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. Net investment income includes the income earned on fixed-maturity securities, short-term investments and other invested assets, other than investments accounted for under the equity method, which are recorded in equity in earnings of investees. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Accrued investment income, which is recorded in other assets, was $79 million and $91 million as of December 31, 2019 and December 31, 2018, respectively.

Net Investment Income

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Income from securities managed by third parties	$273	$297	$298
Income from internally managed securities (1)	114	107	128
Gross investment income	387	404	426
Investment expenses	(9)	(9)	(9)
Net investment income	$378	$395	$417

____________________

(1)	Year ended December 31, 2017 included accretion on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Business Combinations and Assumption of Insured Portfolio.

Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Gross realized gains on available-for-sale securities (1)	$63	$20	$95
Gross realized losses on available-for-sale securities	(5)	(12)	(12)
Net realized gains (losses) on other invested assets	(1)	(1)	—
OTTI:
Total OTTI	(29)	(35)	(33)
Less: portion of OTTI recognized in OCI	6	4	10
Net OTTI recognized in net income (loss) (2)	(35)	(39)	(43)
Net realized investment gains (losses) (3)	$22	$(32)	$40

____________________

(1)	Year ended December 31, 2017 included a gain on Zohar II Notes used as consideration for the MBIA UK Acquisition. See Note 2, Business Combinations and Assumption of Insured Portfolio.

(2)	Net OTTI recognized in net income for 2019, 2018 and 2017 was attributable to securities purchased for loss mitigation and other risk management purposes and change in foreign exchange rates.

(3)	Includes foreign currency gains (losses) of $(15) million, $1 million and $18 million for 2019, 2018 and 2017, respectively.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $1,805 million, $1,180 million and $1,701 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company recorded a gain on change in fair value of equity securities in other income of $27 million for the year ended December 31, 2018, which includes a gain of $31 million related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in 2018. The loss on change in fair value of equity securities for the year ended December 31, 2019 was de minimis.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an OTTI and for which unrealized loss was recognized in OCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Balance, beginning of period	$185	$162	$134
Additions for credit losses on securities for which an OTTI was not previously recognized	—	—	13
Reductions for securities sold and other settlements	(15)	—	(4)
Additions for credit losses on securities for which an OTTI was previously recognized	16	23	19
Balance, end of period	$186	$185	$162

Investment Portfolio

As of December 31, 2019, the majority of the investment portfolio is managed by six outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The managed portfolio must maintain a minimum average rating of A+ by S&P or A1 by Moody's.

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

Alternative investments include investing in both equity and debt securities. The Company has made minority investments in investment managers as part of its strategy of participating in that market and has also made other unrelated investments that it believes present attractive investment opportunities. In February 2017, the Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $86 million of the commitment was not funded as of December 31, 2019. In December 2019, the Company invested in a limited liability company that owns fuel cells.

The insurance subsidiaries currently intend to invest $500 million in Assured Investment Management funds plus additional amounts in other accounts managed by Assured Investment Management. As of December 31, 2019, the Insurance segment had committed capital to the three consolidated Assured Investment Management funds, of which $79 million has been drawn and invested by the respective Assured Investment Management funds and $114 million on the commitment remained outstanding. See Note 14. Variable Interest Entities. As of December 31, 2019, the uninvested portion is reflected in short-term investments in the table below.

Investment Portfolio
Carrying Value

	As of December 31,
	2019	2018
	(in millions)
Fixed-maturity securities (1):
Externally managed	$7,978	$8,909
Internally managed	876	1,180
Short-term investments	1,268	729
Other invested assets-internally managed
Equity method investments	111	47
Other	7	8
Total	$10,240	$10,873
____________________

(1)	8.6% and 10.8% of fixed-maturity securities are rated BIG as of December 31, 2019 and December 31, 2018, respectively.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2019

Security Type	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$4,036	$305	$(1)	$4,340	$40	AA-
U.S. government and agencies	1	137	10	—	147	—	AA+
Corporate securities	23	2,137	103	(19)	2,221	(8)	A
Mortgage-backed securities(4):	—
RMBS	8	745	37	(7)	775	8	A-
CMBS	4	402	17	—	419	—	AAA
Asset-backed securities	7	684	38	(2)	720	16	BB+
Non-U.S. government securities	2	230	7	(5)	232	3	AA
Total fixed-maturity securities	87	8,371	517	(34)	8,854	59	A+
Short-term investments	13	1,268	—	—	1,268	—	AAA
Total investment portfolio	100%	$9,639	$517	$(34)	$10,122	$59	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2018

Security Type	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	45%	$4,761	$168	$(18)	$4,911	$40	AA-
U.S. government and agencies	2	167	9	(1)	175	—	AA+
Corporate securities	20	2,175	13	(52)	2,136	(4)	A
Mortgage-backed securities(4):
RMBS	9	999	17	(34)	982	(15)	A-
CMBS	5	542	4	(7)	539	—	AAA
Asset-backed securities	9	942	131	(5)	1,068	97	BB
Non-U.S. government securities	3	298	2	(22)	278	—	AA
Total fixed-maturity securities	93	9,884	344	(139)	10,089	118	A+
Short-term investments	7	729	—	—	729	—	AAA
Total investment portfolio	100%	$10,613	$344	$(139)	$10,818	$118	A+
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI (AOCI).

(3)
Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 42% of mortgage backed securities as of December 31, 2019 and 48% as of December 31, 2018, based on fair value.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories.

The following tables present the fair value of the Company’s available-for-sale portfolio of obligations of state and political subdivisions as of December 31, 2019 and December 31, 2018 by state.

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2019 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Total Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
California	68	70	380	$518	457	A
New York	$6	$46	$408	$460	$431	AA
Texas	23	122	287	432	404	AA
Washington	52	69	181	302	284	AA
Florida	8	3	233	244	229	A+
Illinois	18	53	125	196	182	A
Massachusetts	71	—	115	186	171	AA
Pennsylvania	38	4	95	137	128	A+
Georgia	11	10	92	113	104	AA-
District of Columbia	30	—	69	99	94	AA
All others	71	172	915	1,158	1,080	AA-
Total	$396	$549	$2,900	$3,845	$3,564	AA-

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2018 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Total Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
New York	$5	$49	$492	$546	$536	AA
Texas	19	170	344	533	520	AA
California	63	77	378	518	482	A
Washington	80	81	193	354	349	AA
Florida	8	13	220	241	236	A+
Massachusetts	75	—	144	219	211	AA
Illinois	16	55	127	198	192	A
Pennsylvania	35	5	98	138	136	A+
District of Columbia	41	—	92	133	131	AA
Georgia	10	10	94	114	110	AA-
All others	96	210	1,103	1,409	1,369	AA-
Total	$448	$670	$3,285	$4,403	$4,272	AA-
____________________

(1)
Excludes $495 million and $508 million as of December 31, 2019 and 2018, respectively, of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

The revenue bond portfolio primarily consists of essential service revenue bonds issued by transportation authorities and other utilities, water and sewer authorities and universities.

Revenue Bonds
Sources of Funds

	As of December 31, 2019		As of December 31, 2018
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Transportation	$916	$835	$967	$925
Higher education	488	456	557	543
Water and sewer	453	422	580	566
Tax backed	426	397	471	458
Healthcare	236	220	278	270
Municipal utilities	234	212	287	267
All others	147	137	145	143
Total	$2,900	$2,679	$3,285	$3,172

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2018

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$195	$(4)	$658	$(14)	$853	$(18)
U.S. government and agencies	11	—	24	(1)	35	(1)
Corporate securities	836	(19)	522	(33)	1,358	(52)
Mortgage-backed securities:
RMBS	85	(2)	447	(32)	532	(34)
CMBS	111	(1)	164	(6)	275	(7)
Asset-backed securities	322	(4)	38	(1)	360	(5)
Non-U.S. government securities	83	(4)	99	(18)	182	(22)
Total	$1,643	$(34)	$1,952	$(105)	$3,595	$(139)
Number of securities (1)		417		608		997
Number of securities with OTTI (1)		22		22		42
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2019 and December 31, 2018, 19 and 38 securities, respectively, had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $25 million as of December 31, 2019 and $43 million as of December 31, 2018. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2019 and December 31, 2018 were not related to credit quality.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2019 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2019

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$326	$334
Due after one year through five years	1,538	1,591
Due after five years through 10 years	2,022	2,128
Due after 10 years	3,338	3,607
Mortgage-backed securities:
RMBS	745	775
CMBS	402	419
Total	$8,371	$8,854

Based on fair value, investments and restricted assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $280 million and $266 million, as of December 31, 2019 and December 31, 2018, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,502 million and $1,855 million, based on fair value as of December 31, 2019 and December 31, 2018, respectively.

No material investments of the Company were non-income producing for years ended December 31, 2019 and 2018, respectively.

11.	Contracts Accounted for as Credit Derivatives

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

Accounting Policy

Credit derivatives are recorded at fair value. Changes in fair value are recorded in “net change in fair value of credit derivatives” on the consolidated statement of operations. The fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 9, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivative Net Par Outstanding by Sector

     The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.5 years and 11.6 years as of at December 31, 2019 and December 31, 2018, respectively.

Credit Derivatives (1)

	As of December 31, 2019		As of December 31, 2018 (2)
	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)

U.S public finance	$1,942	$(83)	$1,783	$(65)
Non-U.S public finance	2,676	(39)	2,807	(51)
U.S structured finance	1,206	(58)	1,465	(85)
Non-U.S structured finance	132	(5)	127	(6)
Total	$5,956	$(185)	$6,182	$(207)
____________________
(1)    Expected recoveries were $4 million as of December 31, 2019 and $2 million as of December 31, 2018.

(2)	Prior year presentation has been conformed to the current year's presentation.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2019		As of December 31, 2018
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,730	29.0%	$1,813	29.4%
AA	1,695	28.5	1,690	27.3
A	1,110	18.6	1,171	18.9
BBB	1,292	21.7	1,351	21.9
BIG (1)	129	2.2	157	2.5
Credit derivative net par outstanding	$5,956	100.0%	$6,182	100.0%

____________________

(1)	All BIG credit derivatives are U.S. RMBS transactions.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gains (Losses)

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Realized gains on credit derivatives	$8	$9	$17
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(35)	(25)	(27)
Realized gains (losses) and other settlements	(27)	(16)	(10)
Net unrealized gains (losses)	21	128	121
Net change in fair value of credit derivatives	$(6)	$112	$111

Realized losses and other settlements for 2019 were primarily due to payments related to various U.S. structured finance transactions, including those for a final maturity paydown and for which there was an offsetting unrealized gain. Realized losses and other settlements for 2018 and 2017 were primarily due to a paydown of a U.S. structured finance transaction, for which there was an offsetting unrealized gain.

During 2019, non-credit impairment fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company's CDS. These unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

During 2018, non-credit impairment fair value gains were primarily generated by CDS terminations, run-off of CDS par and price improvements on the underlying collateral of the Company’s CDS. In addition, unrealized fair value gains were generated by the increase in credit given to the primary insurer on one of the Company's second-to-pay CDS policies during the period. The unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads driven by the decreased cost to buy protection in AGC’s name, as the market cost of AGC’s credit protection decreased during the period.

During 2017, non-credit impairment fair value gains were primarily generated by CDS terminations, run-off of net par outstanding, and price improvements on the underlying collateral of the Company’s CDS. The majority of the CDS transactions that were terminated were as a result of settlement agreements with several CDS counterparties. During 2017, the cost to buy protection in AGC’s name, specifically the five-year CDS spread, did not change materially during the period, and therefore did not have a material impact on the Company’s unrealized fair value gains and losses on CDS.

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

CDS Spread on AGC (in bps)

	As of December 31, 2019	As of December 31, 2018	As of December 31, 2017
Five-year CDS spread	41	110	163
One-year CDS spread	9	22	70

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC
Credit Spread

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(261)	$(407)
Plus: Effect of AGC credit spread	76	200
Net fair value of credit derivatives	$(185)	$(207)

The fair value of CDS contracts at December 31, 2019, before considering the benefit applicable to AGC’s credit spreads, is a direct result of the relatively wide credit spreads of certain underlying credits generally due to the long tenor of these credits.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $180 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $180 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of December 31, 2019, AGC did not have to post collateral to satisfy these requirements.

12.	Asset Management Fees

Accounting Policy

In connection with the BlueMountain Acquisition, the FASB's new revenue recognition guidance, Topic 606 Revenue from Contracts with Customers (ASC 606), is applicable to the Company. Management, CLO and performance fees earned by Assured Investment Management are accounted for as contracts with customers. Under the guidance for contracts with customers, an entity is required to (a) identify the contract(s) with a customer, (b) identify the performance obligations in the contract, (c) determine the transaction price, (d) allocate the transaction price to the performance obligations in the contract, and (e) recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, an entity may include variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.

Management and CLO fees are derived from providing professional services to manage investment funds and CLOs. Investment management services are satisfied over time as the services are provided and are typically based on a percentage of the value of the client’s assets under management. Performance fee revenue will fluctuate from period to period and may not correlate with general market changes, since most of these fees are driven by absolute performance. Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Such fee revenues are recorded when the contractual performance criteria have been met and when it is probable that a significant reversal of revenue recognized will not occur in future reporting periods. Given the uniqueness of each fee arrangement, performance fee contracts are evaluated on an individual basis to determine the timing of revenue recognition.

Asset Management Fees

Management and CLO Fees

The Company receives a management fee in exchange for providing investment advisory and management services. These annual management fees are generally as follows.

•	Fees range from 0.70% to 2.00% per annum calculated on either the beginning of the month or quarter, or month-end NAV of the respective funds.

•
For the Company's management or servicing of the Assured Investment Management CLOs the Company receives, generally 0.35% to 0.50% (combined senior investment management fee and subordinated investment management fee) per annum based on NAV, and 20% per annum of the remaining interest proceeds and principal proceeds after the incentive management fee threshold has been satisfied. The portion of these fees that pertains to the investment by Assured Investment Management funds is typically rebated to the Assured Investment Management funds.

The Company may waive some or the entire management fee with respect to any investor. Certain current and former employees of the Company who have investments in the Assured Investment Management funds are not charged any management fees.

Performance Fees

In accordance with the investment management agreements, and by serving as the general partner, managing member or managing general partner, the Company also receives performance fees. Annual performance fee rates are generally as follows:

•	Range from 10% to 20% of the net profits in excess of the high-water mark for the respective fund, or

•	Range from 18% to 30% of the total cash received by investors in excess of certain benchmarks, or

•	30% of the net profits in excess of the high-water mark and a credit for management fees

Performance fees related to certain Assured Investment Management funds may be subject to future clawback and repayment. Determining the amount of performance fees to record is subject to qualitative and quantitative factors including where the fund is in its life-cycle, whether the Company has received or is entitled to receive performance fees and potential sales of fund investments. To the extent that performance fees have been received, but not earned, the company will recognize a liability for unearned revenue in the consolidated balance sheets. The general partner has the right, in its sole discretion, to require certain Assured Investment Management funds to distribute to the general partner an amount equal to its presumed tax liability attributable to the allocated taxable income relating to performance fees with respect to such fiscal year and are contractually not subject to clawback. There were no tax distributions recorded during 2019.

The Company may waive some or all of the performance fees with respect to any investor. Certain current and former employees of the Company who have investments in the Assured Investment Management funds are not charged any performance fees.

The following table presents the sources of asset management fees since the BlueMountain Acquisition Date:

Asset Management Fees

Year Ended December 31, 2019
(in millions)
Management fees:
CLOs (1)	$3
Opportunity funds	2
Wind-down funds	13
Total management fees	18
Performance fees	4
Total asset management fees	$22
_____________________

(1)	Gross management fees from CLOs, before rebates were $11 million.

The Company had management and performance fees receivable, which are included in other assets on the consolidated balance sheets, of $9 million as of December 31, 2019. The Company had no unearned revenues as of December 31, 2019.

13.	Goodwill and Other Intangible Assets

Accounting Policy

Goodwill is attributable to the BlueMountain Acquisition in the Asset Management segment and represents the excess cost over identifiable net assets of an acquired business. The Company tests goodwill annually for impairment or more frequently if circumstances indicate an impairment may have occurred. The goodwill impairment analysis is performed at the reporting unit level which is equal to the Company's operating segment level. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will evaluate impairment quantitatively to determine and record the amount of goodwill impairment as the excess of the carrying amount of the reporting unit over its fair value. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

The Company's finite-lived intangible assets consist primarily of contractual rights to earn future asset management fees from the acquired management and CLO contracts as well as a CLO distribution network. Such finite-lived intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated useful lives.

The Company tests finite‑lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The Company evaluates impairment by comparing the estimated fair value attributable to the intangible asset being evaluated with its carrying amount. If an impairment is determined to exist by management, the Company accelerates amortization expense so that the carrying amount represents fair value.

The Company's indefinite-lived intangible assets consist of the value of insurance licenses acquired in prior business combinations. The Company assesses indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate an impairment may have occurred. If a qualitative assessment reveals that it is more-likely-than-not that the asset is impaired, the Company calculates an updated fair value.

The following table summarizes the carrying value for the Company's goodwill and other intangible assets:

Goodwill and Other Intangible Assets

	Weighted Average Amortization Period as of	As of December 31
	December 31, 2019	2019	2018
		(in millions)
Goodwill (1)		$117	$—
Finite-lived intangible assets:
CLO contracts	8.8 years	42	—
Investment management contracts	4.5 years	24	—
CLO distribution network	4.8 years	9	—
Trade name	9.8 years	3	—
Favorable sublease	4.2 years	1	—
Lease-related intangibles	7.0 years	3	3
Finite-lived intangible assets, gross	7.0 years	82	3
Accumulated amortization		(5)	(1)
Finite-lived intangible assets, net		77	2
Licenses (indefinite-lived)		22	22
Total goodwill and other intangible assets		$216	$24
_____________________

(1)
Includes goodwill allocated to the European subsidiaries of BlueMountain. The balance changes due to foreign currency translation. The amount of goodwill deductible for tax purposes was approximately $115 million as of December 31, 2019.

Goodwill and substantially all finite-lived intangible assets relate to the Company’s acquisition of BlueMountain on October 1, 2019. To date, there have been no impairments of goodwill or intangible assets. Amortization expense, which is recorded in other operating expenses in the consolidated statements of operations, associated with finite-lived intangible assets was $3 million for the year ended December 31, 2019, and $1 million in 2017. For 2018, amortization expense was de minimis.

As of December 31, 2019, future annual amortization of finite-lived intangible assets for the years 2020 through 2024 and thereafter is estimated to be:

Estimated Future Amortization Expense
for Finite-Lived Intangible Assets

As of December 31, 2019
Year	(in millions)
2020	$13
2021	12
2022	11
2023	11
2024	10
Thereafter	20
Total	$77

14.	Variable Interest Entities

Accounting Policy

The types of entities the Company assesses for consolidation principally include (1) entities whose debt obligations the insurance subsidiaries insures in its financial guaranty business, and (2) investment vehicles such as collateralized financing entities and investment funds managed by the asset management subsidiaries, in which the Company has a variable interest. For each of these types of entities, the Company assesses whether it is the primary beneficiary. If the Company concludes that it is the primary beneficiary, it consolidates the VIE in the Company's financial statements and eliminates the effects of intercompany transactions with the insurance subsidiaries and intercompany transactions between consolidated VIEs.

The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with a VIE and continuously reconsiders the conclusion at each reporting date. In determining whether it is the primary beneficiary, the Company evaluates its direct and indirect interests in the VIE. The primary beneficiary of a VIE is the enterprise that has both 1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance; and 2) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Financial Guaranty Variable Interest Entities

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs but does not act as the servicer or collateral manager for any VIE obligations guaranteed by its insurance subsidiaries. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company's financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs, generate interest income that are in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

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

The Company has limited contractual rights to obtain the financial records of its consolidated FG VIEs. The FG VIEs do not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company until approximately 30 days after the end of any given period. The time required to perform adequate reconciliations and analyses of the information in these trustee reports results in a one quarter lag in reporting the FG VIEs’ activities. The Company records the fair value of FG VIEs’ assets and liabilities based on modeled prices. The Company updates the model assumptions each reporting period for the most recent available information, which incorporates the impact of material events that may have occurred since the quarter lag date. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is recorded in "fair value gains (losses) on FG VIEs" in the consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in ISCR which is now separately presented in OCI, effective January 1, 2018. The inception to date change in fair value of the FG VIEs’ liabilities with recourse attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the Company’s CDS spread from the most recent date of consolidation to the current period. In general, if the Company’s CDS spread tightens, more value will be assigned to the Company’s credit; however, if the Company’s CDS widens, less value is assigned to the Company’s credit. Interest income and interest expense are derived from the trustee reports and also included in "fair value gains (losses) on FG VIEs." The Company has elected the fair value option for assets and liabilities classified as FG VIEs’ assets and liabilities because the carrying amount transition method was not practical.
Number of FG VIEs Consolidated

	Year Ended December 31,
	2019	2018	2017

Beginning of year	31	32	32
Consolidated	1	—	2
Deconsolidated	(3)	(1)	(2)
Matured	(2)	—	—
December 31	27	31	32

The change in the ISCR of the FG VIEs’ assets held as of December 31, 2019 that was recorded in the consolidated statements of operations for 2019 was a gain of $39 million. The change in the ISCR of the FG VIEs’ assets was a gain of $7 million for 2018 and a gain of $35 million for 2017. To calculate ISCR, the change in the fair value of the FG VIEs’ assets is allocated between changes that are due to ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield less current expected cash flows discounted at that same original effective yield.

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs' assets	$279	$350
FG VIEs' liabilities with recourse	21	48
FG VIEs' liabilities without recourse	19	28
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	52	71
Unpaid principal for FG VIEs’ liabilities with recourse (1)	388	565
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2019 to 2038.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2019		As of December 31, 2018
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$270	$297	$299	$326
U.S. RMBS second lien	70	70	115	137
Manufactured housing	—	—	53	54
Total with recourse	340	367	467	517
Without recourse	102	102	102	102
Total	$442	$469	$569	$619

Consolidated Investment Vehicles

Through a jointly owned subsidiary, AGM, AGC and MAC, the U.S. insurance subsidiaries, initially intend to invest $500 million in Assured Investment Management funds. In the fourth quarter of 2019, $79 million was invested in three separate Assured Investment Management funds; AHP, ABIF and CLO Warehouse Fund. As of December 31, 2019, the fair value of such investments was $77 million. CLO Warehouse Fund invested in the subordinated notes of CLO XXVI.

AHP, ABIF, CLO Warehouse Fund and CLO XXVI (collectively, the consolidated investment vehicles) are VIEs. The Company consolidates these investment vehicles as it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE (through its Assured Investment Management asset management subsidiaries) and its level of economic interest in the entities (through its U.S. insurance subsidiaries).

AHP and ABIF are investment companies under ASC 946, and therefore account for their underlying investments at fair value. CLO XXVI is a CFE under ASC 810. Under the ASC 810 practical expedient for CFEs, the Company elected to measure CLO XXVI's assets and liabilities using the fair value of its assets, which are more observable. Changes in the fair value of assets and liabilities of consolidated investment vehicles are recorded in "other income" in the consolidated statement of operations.

As a result of consolidating AHP, ABIF and CLO Warehouse Fund, the Company records noncontrolling interest (NCI) for the portion of each fund owned by employees and any third party investors. As of December 31, 2019, redeemable employee-owned NCI, held in ABIF and CLO Warehouse Fund, is classified outside of stockholder’s equity, within temporary equity. For AHP, nonredeemable NCI is presented within shareholders' equity in the consolidated balance sheets.

The assets and liabilities of the Company's consolidated investment vehicles (which include consolidated funds: AHP, ABIF and CLO Warehouse Fund as well as CLO XXVI) are held within separate legal entities. The assets of the consolidated investment vehicles are not available to creditors of the Company, other than creditors of the applicable consolidated investment vehicles. In addition, creditors of the consolidated investment vehicles have no recourse against the assets of the Company, other than the assets of such applicable consolidated investment vehicles.

Generally, the consolidation of the Company's consolidated investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The consolidated investment vehicles have no net effect on the net income attributable to the Company, other than the economic interest the Company holds in consolidated funds in the Company's Insurance segment. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable NCI in the consolidated funds in the Company's consolidated financial statements. Liquidity available at the Company's consolidated investment vehicles is typically not available for corporate liquidity needs, except to the extent of the Company's investment in the fund.

Assets and Liabilities
of Consolidated Investment Vehicles

As of December 31, 2019
(in millions)
Assets:
Cash and restricted cash (1)	$14
Corporate loans of CFE, at fair value	494
Corporate loans, at fair value	47
Other assets (2)	17
Total assets	$572
Liabilities:
CLO obligations of CFE, at fair value (3)	$481
Other liabilities	1
Total liabilities	$482
____________________

(1)	Cash held by consolidated investment vehicles are not available to fund the general liquidity needs of the Company.

(2)	Includes investment in affiliates of $9 million.

(3)	The weighted average maturity and weighted average interest rate of CLO obligations were 12.8 years and 3.8%, respectively. CLO obligations will mature in 2032.

As of December 31, 2019, the consolidated investment vehicles had a commitment to invest $13 million.

Redeemable Noncontrolling Interests in Consolidated Investment Vehicles

Year Ended December 31, 2019
(in millions)
Beginning balance	$—
Contributions to investment vehicles	12
Distributions from investment vehicles	(4)
Net loss	(1)
December 31,	$7

Interest income and interest expense are included in "other income." Investment purchases and sales for all consolidated investment vehicles are classified as operating activities, debt issuances and repayments are classified in financing activities.

Effect of Consolidating VIEs

The effect on the statements of operations and financial condition of consolidating FG VIEs includes (i) changes in fair value gains (losses) on FG VIEs’ assets and liabilities, (ii) the elimination of premiums and losses related to the AGC and AGM FG VIEs’ liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances, are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

The effect on the statements of operations and balance sheets of consolidating Assured Investment Management investment vehicles includes (i) changes in fair value of consolidated investment vehicles, (2) the elimination of the equity in earnings in investees related to the Insurance segment's investments in the consolidated Assured Investment Management funds, (3) the elimination of debt of the consolidated CLO against the assets of the consolidated CLO Warehouse Fund, and (4) the recording of NCI for the proportion of each consolidated Assured Investment Management fund that is not owned by any other subsidiary of the Company.

The cash flows generated by the FG VIEs’ assets are classified as cash flows from investing activities. Paydowns of FG VIEs' liabilities are supported by the cash flows generated by FG VIEs’ assets, and for liabilities with recourse, possibly claim payments made by AGM or AGC under its financial guaranty insurance contracts. Paydowns of FG VIEs' liabilities both with and without recourse are classified as cash flows used in financing activities. Interest income, interest expense and other expenses of the FG VIEs’ assets and liabilities are classified as operating cash flows. Claim payments made by AGC and AGM under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation and therefore such claim payments are treated as paydowns of FG VIEs’ liabilities as a financing activity as opposed to an operating activity of AGM and AGC.

Cash flows of the consolidated investment vehicles attributable to such entities' investment purchases and dispositions, as well as operating expenses of the investment vehicles are presented as cash flow from operating activities in the consolidated statement of cash flows. Financing activities and capital cash flows to and from investors are presented as financing activities consistent with investment company guidelines.

Effect of Consolidating VIEs
on the Consolidated Balance Sheets
Increase (Decrease)

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Assets
Investment portfolio:
Fixed maturity securities and short-term investments	$(39)	$(38)
Equity method investments (1)	(77)	—
Total investments	(116)	(38)
Premiums receivable, net of commissions payable	(7)	(9)
Salvage and subrogation recoverable	(8)	(1)
FG VIEs’ assets, at fair value	442	569
Assets of consolidated investment vehicles (1)	572	—
Total assets	$883	$521
Liabilities and shareholders’ equity
Unearned premium reserve	$(39)	$(51)
Loss and LAE reserve	(41)	(48)
FG VIEs’ liabilities with recourse, at fair value	367	517
FG VIEs’ liabilities without recourse, at fair value	102	102
Liabilities of consolidated investment vehicles (1)	482	—
Total liabilities	871	520

Redeemable noncontrolling interests in consolidated investment vehicles (1)	7	—

Retained earnings	34	34
Accumulated other comprehensive income	(35)	(33)
Total shareholders’ equity attributable to Assured Guaranty Ltd.	(1)	1
Nonredeemable noncontrolling interests (1)	6	—
Total shareholders’ equity	5	1
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$883	$521
 ____________________

(1)	These line items represent the components of the effect of consolidating Assured Investment Management investment vehicles.

Effect of Consolidating VIEs
on the Consolidated Statements of Operations
Increase (Decrease)

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net earned premiums	$(18)	$(12)	$(15)
Net investment income	(4)	(4)	(5)
Fair value gains (losses) on FG VIEs (1)	42	14	30
Other income (loss) (2)	(3)	—	—
Loss and LAE	(20)	(3)	7
Equity in net earnings of investees	2	—	—
Effect on income before tax	(1)	(5)	17
Less: Tax provision (benefit)	—	(1)	6
Effect on net income (loss)	(1)	(4)	11
Effect on redeemable noncontrolling interests	(1)	—	—
Effect on net income (loss) attributable to AGL	$—	$(4)	$11
  ____________________

(1)
See consolidated statements of comprehensive income and Note 22, Other Comprehensive Income, for information on changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to changes in the Company's own credit risk.

(2)	Represents change in fair value of consolidated investment vehicles.

Effect of Consolidating VIEs
on Consolidated Statements of Cash Flows
Inflows (Outflows)

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Effect on cash flows from operating activities	$(254)	$11	$19
Effect on cash flows from investing activities	259	105	138
Effect on cash flows from financing activities	9	(116)	(157)
Total effect on cash flows	$14	$—	$—

For 2019, the fair value gains on FG VIEs were attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets. For 2018 and 2017, the primary driver of the gain in fair value of FG VIEs’ assets and FG VIEs’ liabilities was an increase in the value of the FG VIEs’ assets resulting from improvement in the underlying collateral. The change in fair value of consolidated investment vehicles was a loss of $3 million for the year ended December 31, 2019.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $91 million and liabilities of $12 million as of December 31, 2019 and assets of $87 million and liabilities of $21 million as of December 31, 2018, primarily recorded in the investment portfolio and credit derivative liabilities on the consolidated balance sheets.

Non-Consolidated VIEs

As described in Note 5, Outstanding Insurance Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 18 thousand policies monitored as of December 31, 2019, approximately 16 thousand policies are not within the scope of ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of December 31, 2019 and 2018, the Company identified 90 and 110 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 27 and 31 FG VIEs as of December 31, 2019 and December 31, 2018, respectively. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 5, Outstanding Insurance Exposure.

The Company manages funds and CLOs that have been determined to be a VIE or voting interest entity, in which the Company concluded that it held no variable interests, through either equity interests held, debt interests held or decision-making fees received by the Assured Investment Management subsidiaries. As such, the Company does not consolidate these entities.

15.    Long-Term Debt and Credit Facilities

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

Intercompany Loans Payable

On October 1, 2019, AGM, AGC and MAC made 10 year, 3.5% interest rate intercompany loans to AGUS totaling $250 million to fund the BlueMountain Acquisition and the related capital contributions. Interest will be payable annually in arrears on each anniversary of the note, commencing on October 1, 2020. Interest will accrue daily and be computed on a basis of a 360 day year from October 1, 2019 until the date on which the principal amount is paid in full. AGUS will pay 20% of the original principal amount of each note on the sixth, seventh, eighth, and ninth anniversaries. The remaining 20% of the original principal amount and all accrued and unpaid interest will be paid on the maturity date. AGUS has the right to prepay the principal amount of the notes in whole or in part at any time, or from time to time, without payment of any premium or penalty.
See Note 2, Business Combinations and Assumption of Insured Portfolio, for additional information.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During 2019, 2018 and 2017, AGUS repaid $10 million, $10 million and $10 million, respectively, in outstanding principal as well as accrued and unpaid interest. As of December 31, 2019, $40 million remained outstanding.

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

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2019		As of December 31, 2018
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	497	500	497
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
AGUS long-term debt	850	844	850	844
Intercompany loans payable	290	290	50	50
Total AGUS	1,140	1,134	900	894
AGMH (3):
67/8% QUIBS (1)	100	70	100	70
6.25% Notes (1)	230	144	230	143
5.6% Notes (1)	100	58	100	57
Junior Subordinated Debentures (2)	300	204	300	198
Total AGMH	730	476	730	468
AGM (3):
AGM Notes Payable	4	4	5	5
Total AGM	4	4	5	5
AGMH's debt purchased by AGUS	(131)	(89)	(128)	(84)
Elimination of intercompany loans payable	(290)	(290)	(50)	(50)
Total	$1,453	$1,235	$1,457	$1,233
 ____________________

(1)	AGL fully and unconditionally guarantees these obligations.

(2)	Guaranteed by AGL on a junior subordinated basis.

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

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Principal amount repurchased	$3	$100	$28
Loss on extinguishment of debt (1)	1	34	9
 ____________________

(1)
Included in other income in the consolidated statements of operations. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt
As of December 31, 2019

	AGUS	AGMH (1)	AGM	Eliminations (2)	Total
	(in millions)
2020	$—	$—	$2	$—	$2
2021	—	—	—	—	—
2022	—	—	—	—	—
2023	40	—	—	(40)	—
2024	500	—	—	—	500
2025-2044	450	—	2	(250)	202
2045-2064	—	—	—	—	—
2065-2084	150	300	—	(131)	319
Thereafter	—	430	—	—	430
Total	$1,140	$730	$4	$(421)	$1,453

 ____________________

(1)	Includes AGMH's debt purchased by AGUS of $131 million.

(2)	Includes eliminations of intercompany loans payable and AGMH's debt purchased by AGUS.

Interest Expense

	Year Ended December 31,
	2019	2018	2017
	(in millions)
AGUS:
7% Senior Notes	$13	$13	$13
5% Senior Notes	26	26	26
Series A Enhanced Junior Subordinated Debentures	7	7	5
AGUS long-term debt	46	46	44
Intercompany loans payable	5	3	3
Total AGUS	51	49	47
AGMH:
67/8% QUIBS	7	7	7
6.25% Notes	16	15	16
5.6% Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH	54	53	54
AGMH's debt purchased by AGUS	(11)	(5)	(1)
Elimination of intercompany loans payable	(5)	(3)	(3)
Total	$89	$94	$97

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

See Note 9, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a discussion of the fair value measurement of the CCS.

16.	Employee Benefit Plans

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

The fair value of each award under the Assured Guaranty Ltd. Employee Stock Purchase Plan is estimated at the beginning of the offering period using the Black-Scholes option valuation model.

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

The Incentive Plan is administered by the Compensation Committee of AGL's Board of Directors (the Board), except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2019, 9,311,090 common shares were available for grant under the Incentive Plan.

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

Time Vested Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2018	373,628	$18.77	373,628
Options granted	—	—
Options exercised	(283,277)	18.16
Options forfeited/expired	—	—
Balance as of December 31, 2019	90,351	$20.68	90,351

As of December 31, 2019, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $2.6 million and 0.7 years, respectively. As of December 31, 2019, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $2.6 million and 0.7 years, respectively.

No options were granted in 2019, 2018 and 2017. As of December 31, 2019, there were no unexpensed outstanding non-vested options.

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $8.2 million, $9.9 million and $6.6 million, respectively. During the years ended December 31, 2019, 2018 and 2017, $2.3 million, $2.4 million and $4.7 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares.

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

Performance Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2018	27,552	$19.24	27,552
Options granted	—	—
Options exercised	(27,552)	19.24
Options forfeited/expired	—	—
Balance as of December 31, 2019	—	$—	—

No options were granted in 2019, 2018 and 2017.

The total intrinsic value of performance stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.7 million, $3.8 million and $0.7 million, respectively. During the years ended December 31, 2019, 2018 and 2017, $0.5 million, $2.7 million and $0.2 million, respectively, was received from the exercise of performance stock options. In order to satisfy stock option exercises, the Company issues new shares. The tax benefit from time vested and performance stock options exercised during 2019 was $0.9 million.

Restricted Stock Awards

Restricted stock awards are valued based on the closing price of the underlying shares at the date of grant. Restricted stock awards to employees generally vest in equal annual installments over a four-year period and restricted stock awards to outside director's vest in full in one year. Restricted stock awards to employees are amortized on a straight-line basis over the requisite service periods of the awards, and restricted stock awards to outside directors are amortized over one year, which are generally the vesting periods, with the exception of retirement‑eligible employees, discussed above.

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	51,746	$35.56
Granted	48,241	45.98
Vested	(51,746)	35.56
Forfeited	—	—
Nonvested at December 31, 2019	48,241	$45.98

As of December 31, 2019, the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.7 million, which the Company expects to recognize over the weighted‑average remaining service period of 0.3 years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $1.8 million, $1.9 million and $1.5 million, respectively.

Restricted Stock Units

Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. Restricted stock units awarded to employees have vesting terms similar to those of the restricted stock awards and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company.

Restricted Stock Unit Activity

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	900,276	$33.83
Granted	464,500	44.40
Vested	(375,981)	28.03
Forfeited	(1,528)	40.90
Nonvested at December 31, 2019	987,267	$41.24

As of December 31, 2019, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $25 million, which the Company expects to recognize over the weighted‑average remaining service period of 2.5 years. The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was $11 million, $8 million and $7 million, respectively.

Performance Restricted Stock Units

The Company has granted performance restricted stock units under the Incentive Plan. These awards vest if AGL's common share price, total shareholder return (TSR) relative to the performance of a peer group and growth in core adjusted book value during the relevant three-year performance period reaches certain hurdles, with a minimum vesting percentage of zero, a target vesting percentage of 100% and a maximum vesting percentage of 200%, 250% and 200%, respectively. If the performance is between the specified levels, the vesting level will be interpolated accordingly. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2018	596,728	$39.42
Granted (1)	436,690	44.00
Vested	(489,161)	12.66
Forfeited	—	—
Nonvested at December 31, 2019 (2)	544,257	$47.23
____________________

(1)
Includes 244,581 performance restricted stock units that were granted prior to 2019 at a weighted average grant date fair value of $12.66, but met performance hurdles and vested during 2019. The weighted average grant date fair value per share excludes these shares.

(2)	Excludes 263,093 performance restricted stock units that have met performance hurdles and will be eligible for vesting after December 31, 2019.

As of December 31, 2019, the total unrecognized compensation cost related to outstanding nonvested performance share units was $10 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.8 years. The total value of performance restricted stock units vested during the years ended December 31, 2019, 2018 and 2017 was based on grant date fair value and was $6 million, $6 million and $8 million, respectively.

The Company used a Monte Carlo model to value its performance restricted stock units granted in 2018 and 2017 that contain a performance hurdle based on AGL's common share price.

Monte Carlo Pricing
Weighted Average Assumptions

	2018	2017
Dividend yield	1.68%	1.37%
Expected volatility	27.65%	25.19%
Risk free interest rate	2.43%	1.48%
Weighted average grant date fair value	$45.64	$53.74

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

For the 2019 awards, the grant-date fair value of the performance restricted stock units tied to relative TSR was calculated using a Monte Carlo simulation in order to determine the total return of the Company’s shares relative to the total return of approximately 200 financial companies in the Russell 2000 Index. The inputs to the simulation include the beginning prices of shares, historical volatilities, and dividend yields of all relevant companies as well as all possible pairwise correlation coefficients among the relevant companies.  In addition, the risk-free return and discount for illiquidity are also included. The grant date fair value of these awards was $46.66 per share.

For the 2019 awards, the grant-date fair value of the core adjusted book value performance restricted stock units was based on the grant date closing price.

Employee Stock Purchase Plan

The Company established the AGL Employee Stock Purchase Plan (Stock Purchase Plan) in accordance with Internal Revenue Code Section 423, and participation is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10% of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85% of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company has reserved for issuance and purchases under the Stock Purchase Plan 850,000 Assured Guaranty Ltd. common shares.

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

Stock Purchase Plan

	Year Ended December 31,
	2019	2018	2017
	(dollars in millions)
Proceeds from purchase of shares by employees	$1.5	$1.2	$1.0
Number of shares issued by the Company	40,732	39,532	33,666
Recorded in share-based compensation, net of deferral	$0.4	$0.3	$0.3

Share‑Based Compensation Expense

The following table presents stock based compensation costs and the amount of such costs that are deferred as policy acquisition costs, pre-tax. Amortization of previously deferred stock compensation costs is not shown in the table below.

Share‑Based Compensation Expense Summary

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Share‑based compensation expense	$21	$19	$16
Share‑based compensation capitalized as DAC	1.1	0.8	0.6
Income tax benefit	3	3	2

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their eligible compensation subject to U.S. Internal Revenue Service (IRS) limitations. Contributions were matched by the Company at a rate of 100% up to 6% of participant's eligible compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also made a core contribution of 6% of the participant's eligible compensation to the qualified plan, subject to IRS limitations, and the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $12 million, $12 million and $11 million for the years ended December 31, 2019, 2018 and 2017, respectively.

17.	Income Taxes

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

Non-interest-bearing tax and loss bonds are purchased in the amount of the tax benefit that results from deducting statutory-basis contingency reserves as provided under Internal Revenue Code Section 832(e). The Company records the purchase of tax and loss bonds in deferred taxes.

The Company recognizes tax benefits only if a tax position is “more likely than not” to prevail.

The Company elected to account for tax associated with Global Intangible Low-Taxed Income (GILTI) as a current-period expense when incurred.

Overview

AGL and its Bermuda subsidiaries, AG Re, AGRO, and Cedar Personnel Ltd. (Bermuda Subsidiaries), are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL's U.S. and U.K. subsidiaries are subject to income taxes imposed by U.S. and U.K. authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code (the Code) to be taxed as a U.S. domestic corporation.

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and it's administrative and head office functions continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs. AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The corporation tax rate was 19% for 2019. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. "controlled foreign companies" regime and has obtained a clearance from Her Majesty’s Revenue & Customs confirming this on the basis of current facts.

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. AGE UK, the Company’s U.K. subsidiary, had previously elected under U.S. Internal Revenue Code Section 953(d) to be taxed as a U.S. company. In January 2017, AGE UK filed a request with the IRS to revoke the election, which was approved in May 2017. As a result of the revocation of the Section 953(d) election, AGE UK is no longer liable to pay future U.S. taxes beginning in 2017.

On January 10, 2017, AGC purchased MBIA UK, a U.K. based insurance company. After the purchase, MBIA UK changed its name to AGLN and files its tax returns in the U.K. as a separate entity for the period prior to its merger with AGE UK. For additional information on the MBIA UK Acquisition, see Note 2, Business Combinations and Assumption of Insured Portfolio.

Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

As a result of the BlueMountain Acquisition referred to in Note 2, the entities acquired will be included in the AGUS consolidated federal income tax return.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of December 31, 2019	As of December 31, 2018
	(in millions)
Deferred tax assets (liabilities)	$(17)	$68
Current tax assets (liabilities)	47	22
____________________

(1)	Included in other assets or other liabilities on the consolidated balance sheets.

Components of Net Deferred Tax Assets

	As of December 31,
	2019	2018
	(in millions)
Deferred tax assets:
Unearned premium reserves, net	$76	$98
Investment basis differences	48	49
Foreign tax credit	36	36
Net operating loss	32	34
Deferred compensation	26	25
Alternative minimum tax credit	12	20
Other	24	35
Total deferred income tax assets	254	297
Deferred tax liabilities:
Unrealized appreciation on investments	86	54
Public debt	44	50
Market discount	11	31
DAC	33	23
Unrealized gains on CCS	11	16
Loss and LAE reserve	29	7
Other	21	12
Total deferred income tax liabilities	235	193
Less: Valuation allowance	36	36
Net deferred income tax asset (liabilities)	$(17)	$68

As of December 31, 2019, the Company had alternative minimum tax credits of $12 million which, pursuant to the 2017 Tax Cuts and Jobs Act (Tax Act), are available as a credit to offset regular tax liability over the next two years with any excess refundable by 2021.

As part of the acquisition of CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG), the Company acquired $189 million of net operating losses (NOL) which will begin to expire in 2033. The NOL has been limited under Internal Revenue Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2019, the Company had $151 million of NOLs available to offset its future U.S. taxable income.

Valuation Allowance

The Company has $13 million of foreign tax credits (FTC) carryovers from previous acquisitions and $23 million of FTC due to the Tax Act for use against regular tax in future years. FTCs will begin to expire in 2020 and will fully expire by 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $36 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

The Company came to the conclusion that it is more likely than not that the remaining deferred tax assets will be fully realized after weighing all positive and negative evidence available as required under GAAP. The positive evidence that was considered included the cumulative income the Company has earned over the last three years, and the significant unearned premium income to be included in taxable income. The positive evidence outweighs any negative evidence that exists. As such, the Company believes that no valuation allowance is necessary in connection with the remaining deferred tax assets. The Company will continue to analyze the need for a valuation allowance on a quarterly basis.

Provision for Income Taxes

The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2019 and 2018 and 35% in 2017, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. In 2018, due to the Tax Act, controlled foreign corporations (CFCs) apply the local marginal corporate tax rate. In addition, the Tax Act creates a new requirement that a portion of the GILTI earned by CFCs must be included currently in the gross income of the CFCs' U.S. shareholder. For the periods between April 1, 2015 and March 31, 2017, the U.K. corporation tax rate was 20%. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Expected tax provision (benefit)	$91	$97	$300
Tax-exempt interest	(19)	(23)	(49)
Bargain purchase gain	—	—	(20)
Change in liability for uncertain tax positions	1	(15)	(26)
Effect of provision to tax return filing adjustments	(6)	(1)	(8)
State tax	1	6	9
Taxes on reinsurance	(5)	6	(4)
Effect of adjustments to the provisional amounts as a result of 2017 Tax Cuts and Jobs Act	—	(4)	61
Foreign taxes	6	—	4
Other	(6)	(7)	(6)
Total provision (benefit) for income taxes	$63	$59	$261
Effective tax rate	13.7%	10.2%	26.3%

The expected tax provision (benefit) is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S.	$440	$461	$873
Bermuda	33	121	145
U.K. and other	(9)	(2)	(27)
Total	$464	$580	$991

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2019	2018	2017
	(in millions)
U.S.	$779	$801	$1,543
Bermuda	146	177	216
U.K. and other	38	23	(20)
Total	$963	$1,001	$1,739

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

Foreign Tax Effects

The one-time transition tax is based on total post-1986 earnings and profits for which the Company had previously deferred U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability on non-U.S. subsidiaries less realizable FTCs and a write off of deferred tax liabilities on unremitted earnings, resulting in an increase in income tax expense of $24 million. As a result of adjustments identified from filing the 2017 tax return, the total impact to the transition tax resulting from the Tax Act is an income tax expense of $23 million.

The table below summarizes the impact of the Tax Act on the consolidated statements of operations.

Summary of the Tax Act Effect
(Benefit) Provision

	Year Ended December 31,
	2018	2017
	(in millions)
Transition tax	$(1)	$93
Foreign tax credit realized	—	(31)
Write down of unremitted earnings	—	(38)
Net impact of repatriation	(1)	24
Write down of deferred tax asset due to tax rate change	(3)	37
Net impact of Tax Act	$(4)	$61

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax positions.

	2019	2018	2017
	(in millions)
Beginning of year	$14	$28	$50
Effect of provision to tax return filing adjustments	5	1	8
Increase in unrecognized tax positions as a result of position taken during the current period	—	—	1
Decrease in unrecognized tax positions as a result of settlement of positions taken during the prior period	—	—	(31)
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	(4)	(15)	—
Balance as of December 31,	$15	$14	$28

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $1 million for full years 2019, 2018 and 2017. As of both December 31, 2019 and December 31, 2018, the Company has accrued $2 million of interest.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of December 31, 2019 and December 31, 2018 that would affect the effective tax rate, if recognized, was $17 million and $16 million, respectively.

Audits

As of December 31, 2019, AGUS had open tax years with the U.S. IRS for 2016 to present and is currently under audit for the 2016 tax year. It is expected that the audit will close in 2020 and, depending on the final outcome, reserves for uncertain tax positions may be released. In December 2016, the IRS issued a Revenue Agent Report for the 2009 - 2012 audit period, which did not identify any material adjustments that were not already accounted for in prior periods. In April 2017, the Company received a final letter from the IRS to close the audit with no additional findings or changes, and as a result the Company released previously recorded uncertain tax position reserves and accrued interest of approximately $37 million in the second quarter of 2017. The 2013 and 2014 tax years closed in 2018. The 2015 tax year closed in 2019. Assured Guaranty Overseas US Holdings Inc. has open tax years of 2016 forward but is not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2017 forward. CIFGNA, which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2016 to the date of acquisition.

18.	Insurance Company Regulatory Requirements

The following table summarizes the equity and income amounts reported to local regulatory bodies in the U.S. and Bermuda for insurance subsidiaries within the group. The discussion that follows describes the basis of accounting and differences to GAAP.

Insurance Regulatory Amounts Reported
U.S. and Bermuda

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2019	2018	2019	2018	2017
	(in millions)
U.S. statutory companies:
AGM (1) (2)	$2,691	$2,533	$312	$172	$152
AGC (1) (2)	1,775	1,793	226	(5)	219
MAC (2)	276	321	53	55	32
Bermuda statutory companies:
AG Re	1,098	1,249	45	131	155
AGRO	410	383	12	10	10
____________________

(1)
Policyholders' surplus of AGM and AGC includes their indirect share of MAC. AGM and AGC own 60.7% and 39.3%, respectively, of the outstanding stock of Municipal Assurance Holdings Inc. (MAC Holdings), which owns 100% of the outstanding common stock of MAC.

(2)
As of December 31, 2019, policyholders' surplus is net of contingency reserves of $869 million, $546 million and $192 million for AGM, AGC and MAC, respectively. As of December 31, 2018, policyholders' surplus is net of contingency reserves of $913 million, $550 million and $200 million for AGM, AGC and MAC, respectively.

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

•
Upfront premiums are earned upon expiration of risk rather than earned over the expected period of coverage. Premium earnings are accelerated when transactions are economically defeased, rather than legally defeased.

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

•
Admitted deferred tax assets are subject to an adjusted surplus threshold and subject to a limitation calculated in accordance with SAP. Under GAAP there is no non-admitted asset determination, rather a valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized.

•	Insured credit derivatives are accounted for as insurance contracts rather than as derivative contracts measured at fair value.

•	Bonds are generally carried at amortized cost rather than fair value.

•
Insured obligations of VIEs and refinancing vehicles’ debt, where the Company is deemed the primary beneficiary, are accounted for as insurance contracts. Under GAAP, such VIEs and refinancing vehicles are consolidated and any transactions with the Company are eliminated.

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

United Kingdom

AGE UK prepares its Solvency and Financial Condition Report and other required regulatory financial report based on Prudential Regulation Authority and Solvency II Regulations (Solvency II). AGE UK adopted the full framework required by Solvency II on January 1, 2016, which is the date they became effective. As of December 31, 2019 and December 31, 2018, AGE UK's Own Funds were £684 million and £693 million, respectively.

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

The maximum amount available during 2020 for AGM to distribute to AGMH as dividends without regulatory approval is estimated to be approximately $218 million. Of such $218 million, $72 million is estimated to be available for distribution in the first quarter of 2020.

In March 2019, MAC received approval from the New York State Department of Financial Services to dividend to MAC Holdings, which is owned by AGM and AGC, $100 million in 2019, an amount that exceeded the dividend capacity that was available for distribution without regulatory approval. MAC distributed a $100 million dividend to MAC Holdings in the second quarter of 2019. The maximum amount available during 2020 for MAC to distribute to MAC Holdings as dividends without regulatory approval is estimated to be approximately $21 million, none of which is available for distribution in the first quarter of 2020.

Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2020 for AGC to distribute as ordinary dividends is approximately $166 million. Of such $166 million, approximately $85 million is available for distribution in the first quarter of 2020.

Bermuda

For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Furthermore, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $274 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2020 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $274 million as of December 31, 2019. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $264 million as of December 31, 2019, and (ii) the amount of statutory surplus, which as of December 31, 2019 was $240 million.

For AGRO, annual dividends cannot exceed $103 million, without AGRO certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2020 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $103 million as of December 31, 2019. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $383 million as of December 31, 2019, and (ii) the amount of statutory surplus, which as of December 31, 2019 was $273 million.

United Kingdom

U.K. company law prohibits AGE UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the Prudential Regulation Authority's capital requirements may in practice act as a restriction on dividends.

Dividend Restrictions and Capital Requirements

Distributions by
Insurance Subsidiaries

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Dividends paid by AGC to AGUS	$123	$133	$107
Dividends paid by AGM to AGMH	220	171	196
Dividends paid by AG Re to AGL	275	125	125
Dividends paid by MAC to MAC Holdings (1)	105	27	36
Repurchase of common stock by AGM from AGMH	—	—	101
Repurchase of common stock by AGC from AGUS	100	200	—
Redemption of common stock by MAC from MAC Holdings (1)	—	—	250
____________________

(1)	MAC Holdings distributed nearly the entire amounts to AGM and AGC, in proportion to their ownership percentages.

19.	Related Party Transactions

From time to time, certain officers, directors, employees, their family members and related charitable foundations may make investments in various private funds, vehicles or accounts managed by the Company. These investments are available to those of the Company's employees whom the Company has determined to have a status that reasonably permits the Company to offer them these types of investments in compliance with applicable laws. Generally, these investments are not subject to the management fees and performance allocations or incentive fees charged to other investors. As of December 31, 2019, all noncontrolling interests in the consolidated balance sheets represent employees' ownership interests in consolidated Assured Investment Management funds. Andrew Feldstein, the Company’s Chief Investment Officer and Head of Asset Management, is among the Company’s employees who invest in various private funds, vehicles or accounts managed by the Company. See also Note 12, Asset Management Fees, for additional information.

Two of the Company's investment portfolio managers, Wellington Management Company, LLP (Wellington) and BlackRock Financial Management, Inc. (BlackRock), each own more than 5% of the Company's common shares. In addition, the Company has a minority interest in Wasmer, Schroeder & Company LLC, which is also one of the Company's investment portfolio managers. The investment management expense from transactions with these related parties was approximately $3.8 million in 2019, $4.0 million in 2018 and $4.1 million in 2017. In addition, the Company recognized $1.0 million and $1.2 million in 2019 and 2018, respectively, in income from its investment in Wasmer, Schroeder & Company LLC, which is included in "equity in net earnings of investees" in the consolidated statements of operations. Accrued expenses from transactions with these related parties were $2 million as of both December 31, 2019 and December 31, 2018.

The Charles Schwab Corporation announced on February 24, 2020 that it had entered into an agreement to acquire Wasmer, Schroeder & Company, LLC, and that, subject to customary closing conditions, it expects to close the transaction in mid-2020.

20.	Commitments and Contingencies

Leases

The Company is party to various non-cancelable lease agreements, these leases include both operating and finance leases. The largest lease relates to approximately 103,500 square feet of office space in New York City, and expires in 2032. Subject to certain conditions, the Company has an option to renew this lease for an additional five years at a fair market rent. The Company also leases another 78,400 square feet of office space at a second location in New York City, and that lease expires in 2024. Additionally, the Company leases additional office space in several other locations, an apartment, and certain equipment. These leases expire at various dates through 2029.

Accounting Policy

Effective January 1, 2019, the Company adopted Topic 842, which required the establishment of a right-of-use (ROU) asset and a lease liability on the balance sheet for operating and finance leases. An ROU asset represents the Company's right to use an underlying asset for the lease term, and a lease liability represents the Company's obligation to make lease payments arising from the lease. Upon adoption, all of the Company’s leases were classified as operating leases; however, the Company made an accounting policy election not to apply the recognition requirements of Topic 842 to short-term leases with an initial term of 12 months or less. At the inception of a lease, the total payments under a lease agreement were discounted utilizing an incremental borrowing rate that represents the Company’s collateralized borrowing rate. Upon adoption, the incremental borrowing rate for each lease was determined based on the remaining lease term as of January 1, 2019. The Company does not include renewal options in calculating the lease liability.

The Company elected the package of practical expedients, which permitted organizations not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of expired or existing leases, and (iii) the initial direct costs for existing leases. The Company also elected the practical expedient to account for all lease components and their associated non-lease components (i.e., common area maintenance, real estate taxes, building insurance, etc.) as a single lease component and include all fixed payments in the measurement of ROU assets and lease liabilities.

Upon adoption, the Company recognized lease liabilities of approximately $95 million (recorded in other liabilities), ROU assets of approximately $69 million (recorded in other assets), and derecognized existing deferred rent and lease incentive liabilities of approximately $26 million, which resulted in no cumulative-effect adjustment to retained earnings.

Operating lease expense is recognized on a straight-line basis over the lease term and finance lease expense is comprised of the straight-line amortization of the lease asset and the accretion of interest expense under the effective interest method. Costs related to variable lease and non-lease components for the Company’s leases are expensed in the period incurred. The Company also subleases office space that is not used for its operations.

Lease Assets and Liabilities

	As of December 31, 2019
	Assets(1)	Liabilities(2)	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate
	(in millions)
Operating leases	$100	$130	9.4	2.61%
Finance leases	2	2	1.8	1.74%
Total	$102	$132
 ____________________

(1)	Recorded in other assets in the consolidated balance sheets. Finance lease assets are recorded net of accumulated amortization of $0.1 million as of December 31, 2019.

(2)	Recorded in other liabilities in the consolidated balance sheets.

Components of Lease Expense and Other Information

Year Ended December 31,
2019
(in millions)
Operating lease cost	$10
Variable lease cost	2
Total lease cost (1)	$12
Cash paid for amounts included in the measurement of lease liabilities (2)
Operating cash flows from operating leases	$11
ROU assets obtained in exchange for new operating lease liabilities (3)	37
ROU assets obtained in exchange for new finance lease liabilities (3)	2
 ____________________

(1)	Short-term lease costs, finance lease costs and sublease income are de minimis. Includes amortization on finance lease ROU assets and interest on finance lease liabilities.

(2)	Operating and financing cash flows from finance leases are de minimis.

(3)	Relates primarily to BlueMountain Acquisition. See Note 2, Business Combinations and Assumption of Insured Portfolio, for additional information.

Rent expense was $9 million in 2018 and $9 million in 2017.

Future Minimum Rental Payments

	As of December 31, 2019
Year	(in millions)
	Operating Leases	Finance Leases
2020	$19	$1
2021	19	1
2022	19	—
2023	19	—
2024	11	—
Thereafter	62	—
Total lease payments (1)	149	2
Less: imputed interest	19	—
Total lease liabilities	$130	$2

 ____________________

(1)
Prior to the adoption of ASC 842, future lease payments under operating leases at December 31, 2018 were $9 million, $9 million, $8 million, $8 million, and $9 million for 2019 through 2023, respectively, and $72 million in aggregate for all years thereafter.

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

In addition, in the ordinary course of their respective businesses, certain of AGL's insurance subsidiaries are involved in litigation with third parties to recover losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See

"Exposure to Puerto Rico" section of Note 5, Outstanding Insurance Exposure, for a description of such actions. See "Recovery Litigation" section of Note 6, Expected Loss to be Paid, for a description of recovery litigation unrelated to Puerto Rico. Also in the ordinary course of their respective business, certain of AGL's investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

Litigation

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. A trial has been scheduled for March 2020.

21.	Shareholders' Equity

Share Issuances

AGL has authorized share capital of $5 million divided into 500,000,000 shares with a par value $0.01 per share. Except as described below, AGL's common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all its liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non-assessable. Holders of AGL's common shares are entitled to receive dividends as lawfully may be declared from time to time by the Board.

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

Under AGL's Bye-Laws and subject to Bermuda law, if AGL's Board determines that any ownership of AGL's shares may result in adverse tax, legal or regulatory consequences to the Company, any of the Company's subsidiaries or any of its shareholders or indirect holders of shares or its Affiliates (other than such as AGL's Board considers de minimis), the Company has the option, but not the obligation, to require such shareholder to sell to AGL, or to a third party to whom AGL assigns the repurchase right, the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board to represent the shares' fair market value (as defined in AGL's Bye-Laws). In addition, AGL's Board may determine that shares held carry different voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to AGL or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. "Controlled shares" includes, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

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

Share Repurchases

As of February 27, 2020, the Company was authorized to purchase $408 million of its common shares; including a $250 million authorization that was approved by the Board on February 26, 2020. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2017	12,669,643	$501	$39.57
2018	13,243,107	$500	$37.76
2019	11,163,929	$500	$44.79
2020 (through February 27, 2020 on a settlement date basis)	843,729	$40	$47.41

Deferred Compensation

Certain executives of the Company elected to invest a portion of their AG US Group Services Inc. supplemental executive retirement plan (AGS SERP) accounts in the employer stock fund in the AGS SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGS SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2019 and 2018, there were 74,309 and 74,309 units, respectively, in the AGS SERP. See Note 16, Employee Benefit Plans.

Dividends

Any determination to pay cash dividends is at the discretion of the Company's Board, and depends upon the Company's results of operations, cash flows from operating activities, its financial position, capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, other potential uses for such funds, and any other factors the Company's Board deems relevant. For more information concerning regulatory constraints that affect the Company's ability to pay dividends, see Note 18, Insurance Company Regulatory Requirements.

On February 26, 2020, the Company declared a quarterly dividend of $0.20 per common share compared with $0.18 per common share paid in 2019, an increase of 11%.

22.	Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2019

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	339	(62)	(8)	(1)	—	268
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	55	(32)	—	—	—	23
Net investment income	1	15	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(15)	—	—	(15)
Interest expense	—	—	—	—	1	1
Total before tax	56	(17)	(15)	—	1	25
Tax (provision) benefit	(10)	1	3	—	—	(6)
Total amount reclassified from AOCI, net of tax	46	(16)	(12)	—	1	19
Net current period other comprehensive income (loss)	293	(46)	4	(1)	(1)	249
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2018

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2017	$273	$120	—	$(29)	$8	$372
Effect of adoption of ASU 2016-01 (1)	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(208)	(58)	(5)	(8)	—	(279)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	7	(38)	—	—	—	(31)
Fair value gains (losses) on FG VIEs	—	—	(9)	—	—	(9)
Interest expense	—	—	—	—	—	—
Total before tax	7	(38)	(9)	—	—	(40)
Tax (provision) benefit	—	6	2	—	—	8
Total amount reclassified from AOCI, net of tax	7	(32)	(7)	—	—	(32)
Net current period other comprehensive income (loss)	(215)	(26)	2	(8)	—	(247)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
____________________

(1)
On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, resulting in a cumulative-effect reclassification of a $32 million loss, net of tax, from retained earnings to AOCI.

Changes in Accumulated Other Comprehensive Income by Component
Year Ended December 31, 2017

	Net Unrealized Gains (Losses) on Investments with no OTTI	Net Unrealized Gains (Losses) on Investments with OTTI	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2016	$171	$10	$(39)	$7	$149
Reclassification of stranded tax effects	38	21	(5)	2	$56
Other comprehensive income (loss) before reclassifications	128	69	15	—	212
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	71	(31)	—	—	40
Net investment income	27	1	—	—	28
Interest expense	—	—	—	1	1
Total before tax	98	(30)	—	1	69
Tax (provision) benefit	(34)	10	—	—	(24)
Total amount reclassified from AOCI, net of tax	64	(20)	—	1	45
Net current period other comprehensive income (loss)	64	89	15	(1)	167
Balance, December 31, 2017	$273	$120	$(29)	$8	$372

23.	Earnings Per Share

Accounting Policy

The Company computes EPS using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock awards and share units under the AGS SERP are considered participating securities as they received non-forfeitable rights to dividends (or dividend equivalents) similar to common stock.

Basic EPS is calculated by dividing net income (loss) available to common shareholders of Assured Guaranty by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, restricted stock units, stock options and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares.

Computation of Earnings Per Share

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$402	$521	730
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$401	$520	729
Basic shares	99.3	110.0	120.6
Basic EPS	$4.04	$4.73	$6.05

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$401	$520	$729
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$401	$520	$729

Basic shares	99.3	110.0	120.6
Dilutive securities:
Options and restricted stock awards	0.9	1.3	1.7
Diluted shares	100.2	111.3	122.3
Diluted EPS	$4.00	$4.68	$5.96
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	—	0.1	0.1

24.	Quarterly Financial Information (Unaudited)

A summary of selected quarterly information follows:

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$118	$112	$123	$123	$476
Net investment income	98	110	88	82	378
Asset management fees	—	—	—	22	22
Net realized investment gains (losses)	(12)	8	16	10	22
Net change in fair value of credit derivatives	(22)	(8)	5	19	(6)
Fair value gains (losses) on FG VIEs	5	33	4	—	42
Foreign exchange gains (losses) on remeasurement	11	(14)	(21)	48	24
Commutation gains	—	1	—	—	1
Other income (loss)	(3)	24	(9)	(8)	4
Expenses
Loss and LAE	46	(1)	30	18	93
Interest expense	23	22	22	22	89
Amortization of DAC	6	4	3	5	18
Employee compensation and benefit expenses	41	39	38	60	178
Other operating expenses	23	21	27	54	125
Income (loss) before income taxes and equity in net earnings of investees	56	181	86	137	460
Equity in net earnings of investees	2	1	—	1	4
Income (loss) before income taxes	58	182	86	138	464
Provision (benefit) for income taxes	4	40	17	2	63
Net income (loss)	54	142	69	136	401
Less: Redeemable noncontrolling interests	—	—	—	(1)	(1)
Net income (loss) attributable to AGL	54	142	69	137	402
Earnings (loss) per share(1):
Basic	$0.52	$1.40	$0.71	$1.43	$4.04
Diluted	$0.52	$1.39	$0.70	$1.42	$4.00

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(dollars in millions, except per share data)
Revenues
Net earned premiums	$145	$136	$142	$125	$548
Net investment income	100	98	99	98	395
Net realized investment gains (losses)	(5)	(2)	(7)	(18)	(32)
Net change in fair value of credit derivatives	34	48	21	9	112
Fair value gains (losses) on FG VIEs	4	2	5	3	14
Foreign exchange gains (losses) on remeasurement	22	(36)	(8)	(15)	(37)
Commutation gains	1	(18)	1	—	(16)
Other income (loss)	(8)	(8)	22	11	17
Expenses
Loss and LAE	(18)	44	17	21	64
Interest expense	24	24	23	23	94
Amortization of DAC	5	4	3	4	16
Employee compensation and benefit expenses	40	36	36	40	152
Other operating expenses	25	26	20	25	96
Income (loss) before income taxes and equity in net earnings of investees	217	86	176	100	579
Equity in net earnings of investees	—	1	(1)	1	1
Income (loss) before income taxes	217	87	175	101	580
Provision (benefit) for income taxes	20	12	14	13	59
Net income (loss)	197	75	161	88	521
Less: Noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to AGL	197	75	161	88	521
Earnings (loss) per share(1):
Basic	$1.71	$0.67	$1.48	$0.84	$4.73
Diluted	$1.68	$0.67	$1.47	$0.83	$4.68
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

25.	Subsidiary Information

The following tables present the condensed consolidating financial information for AGUS and AGMH, 100%-owned subsidiaries of AGL, which have issued publicly traded debt securities that are fully and unconditionally guaranteed by AGL. The information for AGL, AGUS and AGMH presents their subsidiaries on the equity method of accounting.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$135	$364	$15	$10,408	$(513)	$10,409
Investment in subsidiaries	6,450	6,224	4,258	383	(17,315)	—
Premiums receivable, net of commissions payable	—	—	—	1,502	(216)	1,286
Deferred acquisition costs	—	—	—	145	(34)	111
Intercompany loan receivable	—	—	—	290	(290)	—
FG VIEs’ assets, at fair value	—	—	—	442	—	442
Assets of consolidated investment vehicles	—	—	—	595	(23)	572
Dividends receivable from affiliate	40	10	—	—	(50)	—
Goodwill and other intangible assets	—	—	—	216	—	216
Other	31	32	27	2,769	(1,569)	1,290
Total assets	$6,656	$6,630	$4,300	$16,750	$(20,010)	$14,326
Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$4,584	$(848)	$3,736
Loss and LAE reserve	—	—	—	1,316	(266)	1,050
Long-term debt	—	844	476	4	(89)	1,235
Intercompany loans payable	—	290	—	300	(590)	—
Credit derivative liabilities	—	—	—	225	(34)	191
FG VIEs’ liabilities, at fair value	—	—	—	469	—	469
Liabilities of consolidated investment vehicles	—	—	—	505	(23)	482
Dividends payable to affiliate	—	40	10	—	(50)	—
Other	17	69	66	1,010	(651)	511
Total liabilities	17	1,243	552	8,413	(2,551)	7,674
Redeemable noncontrolling interests in consolidated investment vehicles	—	—	—	—	7	7
Total shareholders' equity attributable to AGL	6,639	5,387	3,748	7,954	(17,089)	6,639
Nonredeemable noncontrolling interests	—	—	—	383	(377)	6
Total shareholders' equity	6,639	5,387	3,748	8,337	(17,466)	6,645
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$6,656	$6,630	$4,300	$16,750	$(20,010)	$14,326
 ____________________

(1)	The fair value of the AGMH debt purchased by AGUS, and recorded in the AGUS investment portfolio, was $136 million.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer) (1)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Assets
Total investment portfolio and cash	$45	$334	$23	$11,000	$(425)	$10,977
Investment in subsidiaries	6,440	5,835	3,991	226	(16,492)	—
Premiums receivable, net of commissions payable	—	—	—	1,071	(167)	904
Deferred acquisition costs	—	—	—	143	(38)	105
Deferred tax asset, net	—	—	—	162	(94)	68
Intercompany loan receivable	—	—	—	50	(50)	—
FG VIEs’ assets, at fair value	—	—	—	569	—	569
Dividends receivable from affiliate	60	—	—	—	(60)	—
Other	29	66	24	2,437	(1,576)	980
Total assets	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603
Liabilities and shareholders' equity
Unearned premium reserves	$—	$—	$—	$4,452	$(940)	$3,512
Loss and LAE reserve	—	—	—	1,467	(290)	1,177
Long-term debt	—	844	468	5	(84)	1,233
Intercompany loans payable	—	50	—	300	(350)	—
Credit derivative liabilities	—	—	—	236	(27)	209
Deferred tax liabilities, net	—	49	50	—	(99)	—
FG VIEs’ liabilities, at fair value	—	—	—	619	—	619
Dividends payable to affiliate	—	60	—	—	(60)	—
Other	19	3	17	763	(504)	298
Total liabilities	19	1,006	535	7,842	(2,354)	7,048
Redeemable noncontrolling interests in consolidated investment vehicles	—	—	—	—	—	—
Total shareholders' equity attributable to AGL	6,555	5,229	3,503	7,590	(16,322)	6,555
Noncontrolling interests	—	—	—	226	(226)	—
Total shareholders' equity	6,555	5,229	3,503	7,816	(16,548)	6,555
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$6,574	$6,235	$4,038	$15,658	$(18,902)	$13,603

 ____________________

(1)	The fair value of the AGMH debt purchased by AGUS, and recorded in the AGUS investment portfolio, was $125 million.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$486	$(10)	$476
Net investment income	—	11	1	388	(22)	378
Asset management fees	—	—	—	22	—	22
Net realized investment gains (losses)	—	—	—	22	—	22
Net change in fair value of credit derivatives	—	—	—	(6)	—	(6)
Other	—	—	—	78	(7)	71
Total revenues	—	11	1	990	(39)	963
Expenses
Loss and LAE	—	—	—	98	(5)	93
Interest expense	—	51	54	11	(27)	89
Amortization of deferred acquisition costs	—	—	—	22	(4)	18
Other operating expenses	31	10	—	266	(4)	303
Total expenses	31	61	54	397	(40)	503
Equity in net earnings of investees	—	—	—	2	2	4
Income (loss) before income taxes and equity in net earnings of subsidiaries	(31)	(50)	(53)	595	3	464
Total (provision) benefit for income taxes	—	10	11	(84)	—	(63)
Equity in net earnings of subsidiaries	433	422	327	18	(1,200)	—
Net income (loss)	402	382	285	529	(1,197)	401
Less: noncontrolling interests	—	—	—	18	(19)	(1)
Net income (loss) attributable to AGL	$402	$382	$285	$511	$(1,178)	$402

Comprehensive income (loss)	$651	$553	$440	$781	$(1,775)	$650

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$563	$(15)	$548
Net investment income	1	9	1	398	(14)	395
Net realized investment gains (losses)	—	—	—	(32)	—	(32)
Net change in fair value of credit derivatives	—	—	—	112	—	112
Other	12	—	—	192	(226)	(22)
Total revenues	13	9	1	1,233	(255)	1,001
Expenses
Loss and LAE	—	—	—	70	(6)	64
Interest expense	—	49	54	10	(19)	94
Amortization of deferred acquisition costs	—	—	—	21	(5)	16
Other operating expenses	41	10	—	394	(197)	248
Total expenses	41	59	54	495	(227)	422
Equity in net earnings of investees	—	—	—	1	—	1
Income (loss) before income taxes and equity in net earnings of subsidiaries	(28)	(50)	(53)	739	(28)	580
Total (provision) benefit for income taxes	—	52	11	(123)	1	(59)
Equity in net earnings of subsidiaries	549	412	277	24	(1,262)	—
Net income (loss)	521	414	235	640	(1,289)	521
Less: noncontrolling interests	—	—	—	24	(24)	—
Net income (loss) attributable to AGL	$521	$414	$235	$616	$(1,265)	$521

Comprehensive income (loss)	$274	$218	$107	$395	$(720)	$274

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Revenues
Net earned premiums	$—	$—	$—	$728	$(38)	$690
Net investment income	—	2	—	426	(11)	417
Net realized investment gains (losses)	—	—	—	45	(5)	40
Net change in fair value of credit derivatives	—	—	—	111	—	111
Bargain purchase gain and settlement of pre-existing relationships	—	—	—	58	—	58
Other	10	—	—	609	(196)	423
Total revenues	10	2	—	1,977	(250)	1,739
Expenses
Loss and LAE	—	—	—	327	61	388
Interest expense	—	47	54	11	(15)	97
Amortization of deferred acquisition costs	—	—	—	26	(7)	19
Other operating expenses	38	12	1	394	(201)	244
Total expenses	38	59	55	758	(162)	748
Equity in net earnings of investees	—	—	—	—	—	—
Income (loss) before income taxes and equity in net earnings of subsidiaries	(28)	(57)	(55)	1,219	(88)	991
Total (provision) benefit for income taxes	—	17	54	(359)	27	(261)
Equity in net earnings of subsidiaries	758	636	395	32	(1,821)	—
Net income (loss)	730	596	394	892	(1,882)	730
Less: noncontrolling interests	—	—	—	32	(32)	—
Net income (loss) attributable to AGL	$730	$596	$394	$860	$(1,850)	$730

Comprehensive income (loss)	$897	$754	$482	$1,084	$(2,320)	$897

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2019
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$679	$190	$172	$(287)	$(1,263)	$(509)
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(3)	—	(873)	3	(873)
Sales	—	—	—	1,805	—	1,805
Maturities and paydowns	—	11	8	762	—	781
Short-term investments with maturities of over three months:
Purchases	—	—	—	(229)	—	(229)
Sales	—	—	—	2	—	2
Maturities and paydowns	—	12	—	304	—	316
Net sales (purchases) of short-term investments with maturities of less than three months	(90)	(44)	4	(493)	—	(623)
Net proceeds from paydowns on FG VIEs’ assets	—	—	—	139	—	139
Net proceeds from sales of FG VIEs’ assets	—	—	—	51	—	51
Repayment of intercompany loans	—	—	—	10	(10)	—
Issuance of intercompany loans	—	—	—	(250)	250	—
Investment in subsidiaries	—	65	5	(175)	105	—
Return of capital from subsidiaries	—	100	—	10	(110)	—
BlueMountain Acquisition, net of cash acquired	—	(157)	—	12	—	(145)
Other	—	—	—	(55)	—	(55)
Net cash flows provided by (used in) investing activities	(90)	(16)	17	1,020	238	1,169
Cash flows from financing activities
Return of capital	—	—	—	(10)	10	—
Capital contribution	—	—	—	105	(105)	—
Dividends paid	(74)	(414)	(186)	(649)	1,249	(74)
Repurchases of common stock	(500)	—	—	(100)	100	(500)
Net paydowns of FG VIEs’ liabilities	—	—	—	(181)	—	(181)
Paydown of long-term debt	—	—	—	(1)	(3)	(4)
Repayment of intercompany loans	—	(10)	—	—	10	—
Issuance of intercompany loans	—	250	—	—	(250)	—
Proceeds from issuance of CLO obligations	—	—	—	482	—	482
Repayment of warehouse loans and equity	—	—	—	(306)	—	(306)
Contributions from noncontrolling interests to investment vehicles	—	—	—	—	18	18
Distributions to redeemable noncontrolling interests from investment vehicles	—	—	—	—	(4)	(4)
Other	(15)	—	—	—	—	(15)
Net cash flows provided by (used in) financing activities	(589)	(174)	(186)	(660)	1,025	(584)
Effect of exchange rate changes	—	—	—	3	—	3
Increase (decrease) in cash and restricted cash	—	—	3	76	—	79
Cash and restricted cash at beginning of period	—	1	—	103	—	104
Cash and restricted cash at end of period	$—	$1	$3	$179	$—	$183

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2018
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$587	$308	$183	$517	$(1,133)	$462
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(104)	(12)	(1,865)	100	(1,881)
Sales	—	104	8	1,068	—	1,180
Maturities and paydowns	—	28	—	934	—	962
Short-term investments with maturities of over three months:
Purchases	—	(34)	—	(209)	—	(243)
Sales	—	22	—	1	—	23
Maturities and paydowns	—	—	—	207	—	207
Net sales (purchases) of short-term investments with maturities of less than three months	(9)	(50)	7	(32)	—	(84)
Net proceeds from paydowns on FG VIEs’ assets	—	—	—	116	—	116
Investment in subsidiaries	—	(9)	(1)	(1)	11	—
Repayment of intercompany loans	—	—	—	10	(10)	—
Return of capital from subsidiaries	—	200	—	—	(200)	—
Other	—	(15)	—	32	—	17
Net cash flows provided by (used in) investing activities	(9)	142	2	261	(99)	297
Cash flows from financing activities
Capital contribution	—	—	—	11	(11)	—
Dividends paid	(71)	(472)	(187)	(474)	1,133	(71)
Repurchases of common stock	(500)	—	—	(200)	200	(500)
Net paydowns of FG VIEs’ liabilities	—	—	—	(116)	—	(116)
Paydown of long-term debt	—	—	—	(1)	(100)	(101)
Repayment of intercompany loans	—	(10)	—	—	10	—
Other	(7)	—	—	—	—	(7)
Net cash flows provided by (used in) financing activities	(578)	(482)	(187)	(780)	1,232	(795)
Effect of exchange rate changes	—	—	—	(4)	—	(4)
Increase (decrease) in cash and restricted cash	—	(32)	(2)	(6)	—	(40)
Cash and restricted cash at beginning of period	—	33	2	109	—	144
Cash and restricted cash at end of period	$—	$1	$—	$103	$—	$104

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2017
(in millions)

	Assured Guaranty Ltd. (Parent)	AGUS (Issuer)	AGMH (Issuer)	Other Entities	Consolidating Adjustments	Assured Guaranty Ltd. (Consolidated)
Net cash flows provided by (used in) operating activities	$579	$442	$158	$477	$(1,223)	$433
Cash flows from investing activities
Fixed-maturity securities:
Purchases	—	(158)	(17)	(2,404)	27	(2,552)
Sales	—	112	21	1,568	—	1,701
Maturities and paydowns	—	13	—	808	—	821
Short-term investments with maturities of over three months:
Purchases	—	(26)	(5)	(224)	—	(255)
Sales	—	1	5	96	—	102
Maturities and paydowns	—	30	—	161	—	191
Net sales (purchases) of short-term investments with maturities of less than three months	—	126	(8)	(82)	—	36
Net proceeds from paydowns on FG VIEs’ assets	—	—	—	147	—	147
Investment in subsidiaries	—	(28)	—	(139)	167	—
Repayment of intercompany loans	—	—	—	10	(10)	—
Proceeds from sale of subsidiaries	—	—	—	139	(139)	—
Return of capital from subsidiaries	—	—	101	70	(171)	—
Acquisition of MBIA UK, net of cash acquired	—	—	—	95	—	95
Other	—	—	—	59	—	59
Net cash flows provided by (used in) investing activities	—	70	97	304	(126)	345
Cash flows from financing activities
Return of capital	—	—	—	(70)	70	—
Capital contribution	—	—	25	3	(28)	—
Dividends paid	(70)	(470)	(278)	(475)	1,223	(70)
Repurchases of common stock	(501)	—	—	(101)	101	(501)
Net paydowns of FG VIEs’ liabilities	—	—	—	(157)	—	(157)
Paydown of long-term debt	—	—	—	(3)	(27)	(30)
Repayment of intercompany loans	—	(10)	—	—	10	—
Other	(8)	—	—	—	—	(8)
Net cash flows provided by (used in) financing activities	(579)	(480)	(253)	(803)	1,349	(766)
Effect of exchange rate changes	—	—	—	5	—	5
Increase (decrease) in cash and restricted cash	—	32	2	(17)	—	17
Cash and restricted cash at beginning of period	—	1	—	126	—	127
Cash and restricted cash at end of period	$—	$33	$2	$109	$—	$144

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Changes in Internal Control over Financial Reporting

Other than integrating BlueMountain, and consolidating certain newly established BlueMountain funds and a CLO in which certain of the Company's insurance subsidiaries invest, there has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On October 1, 2019, the Company acquired BlueMountain Capital Management, LLC (BlueMountain) and its associated entities. See Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Business Combinations and Assumption of Insured Portfolio, for additional information. The Company is currently in the process of assessing the internal control over financial reporting associated with this acquired business. At December 31, 2019, the BlueMountain acquisition accounted for approximately 2% of consolidated assets and approximately 3% of consolidated revenues. As a result of the timing of this acquisition, the Company has excluded this business from the Company's annual assessment of internal control over financial reporting for the year ended December 31, 2019.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019 based on criteria in the 2013 Internal Control- Integrated Framework issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Item 8, Financial Statements and Supplementary Data.

ITEM 9B.	OTHER INFORMATION

On February 26, 2020, Laura Bieling, age 53, was appointed as an executive officer and principal accounting officer of AGL. She has been the Chief Accounting Officer and Controller of AGL since May 2019 and was the chief accounting officer and controller of the U.S. subsidiaries of AGL since March 2019 and the Controller of AGM and AGC since 2011. Ms. Bieling has been with AGM since 2000, and was the Chief Accounting Officer and Controller of AGMH from 2004 until July of 2009. Prior to joining AGM, Ms. Bieling was a Senior Manager at PricewaterhouseCoopers, LLP. Robert Bailenson had been the principal accounting officer of AGL for SEC reporting purposes prior to Ms. Bieling’s appointment.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information pertaining to this item is incorporated by reference to the sections entitled “Proposal No. 1: Election Of Directors”, “Corporate Governance—Delinquent Section 16(a) Reports”, “Corporate Governance—How Are Directors Nominated?” and “Corporate Governance—Committees Of The Board—The Audit Committee” of the definitive proxy statement for the Annual General Meeting of Shareholders, which involves the election of directors and will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

This item is incorporated by reference to the section entitled “Proposal No. 3: Appointment Of Independent Auditor—Independent Auditor Fee Information” and “Proposal No. 3: Appointment Of Independent Auditor—Pre-Approval Policy Of Audit And Non-Audit Services” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

4.18	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1
Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., effective as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2018)

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

10.40	Summary of Annual Compensation*
10.41	Director Compensation Summary (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2019)*
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

Exhibit Number	Description of Document
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

10.51	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the third amendment (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2019)*
10.52	Assured Guaranty Ltd. Performance Retention Plan (As Amended and Restated as of February 14, 2008) (Incorporated by reference to Exhibit 10.58 to Form 10-K for the year ended December 31, 2007)*
10.53
Terms of Performance Retention Award Four Year Installment Vesting Granted on February 5, 2014 for Participants Subject to $1 million Limit (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2014)*

10.54	Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2012)*
10.55	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended March 31, 2012)*
10.56
Assured Guaranty Ltd. Perquisite Policy, established February 9, 2012, and amended and restated on November 1, 2018 (Incorporated by reference to Exhibit 10.57 to Form 10-K for year ended December 31, 2018)*

10.57	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.58
Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (amended and restated effective November 3, 2015) (Incorporated by reference to Exhibit 10.84 to Form 10-K for the year ended December 31, 2015)*

10.59
Form of Acknowledgement of Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2015)*

10.60	AG US Group Services Inc. Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2020*
10.61
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

10.62	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*
10.63
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*

10.64
Agreement and Plan of Merger, dated as of April 12, 2016, among Assured Guaranty Corp., Cultivate Merger Sub, Inc. and CIFG Holding Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2016)

10.65
Share Purchase Agreement relating to the sale and purchase of MBIA UK Insurance Limited, dated September 29, 2016, between MBIA UK (Holdings) Limited and Assured Guaranty Corp. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2016)

10.66
2016 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.92 to Form 10-K for the year ended December 31, 2016)*

10.67
2016 Form of Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.93 to Form 10-K for the year ended December 31, 2016)*

10.68
2017 Form of Executive Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 5, 2017)*

Exhibit Number	Description of Document
10.69
2017 Form of Performance-Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended May 5, 2017)*

10.70
2019 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2019)*

10.71
2019 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019)*

10.72
Purchase Agreement, dated as of August 7, 2019, among BlueMountain Capital Management, LLC, BlueMountain GP Holdings, LLC, BlueMountain CLO Management, LLC, Assured Guaranty US Holdings Inc., Assured Guaranty Ltd., Affiliated Managers Group, Inc. and the sellers named therein (Incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarter ended June 30, 2019)*

10.73
Employment Agreement, dated as of August 7, 2019, among AG US Group Services Inc., BlueMountain Capital Management, LLC and Andrew Feldstein (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019)*

10.74	Separation Agreement dated November 1, 2017 between the Company and James Michener (Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2017)*
10.75	Separation Agreement dated December 31, 2019 between the Company and Bruce Stern*
21.1	Subsidiaries of the Registrant
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in inline XBRL: (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

104.1	The Cover page from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted, in inline XBRL (included in Exhibit 101).

*	Management contract or compensatory plan

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assured Guaranty Ltd.

By:	/s/ Dominic J. Frederico Name: Dominic J. Frederico Title: President and Chief Executive Officer
Date: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges Francisco L. Borges	Chairman of the Board; Director	February 28, 2020

/s/ Dominic J. Frederico Dominic J. Frederico	President and Chief Executive Officer; Director	February 28, 2020

/s/ Robert A. Bailenson Robert A. Bailenson	Chief Financial Officer (Principal Financial Officer)	February 28, 2020

/s/ Laura Bieling Laura Bieling	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 28, 2020

/s/ G. Lawrence Buhl G. Lawrence Buhl	Director	February 28, 2020

/s/ Bonnie L. Howard Bonnie L. Howard	Director	February 28, 2020

/s/ Thomas W. Jones Thomas W. Jones	Director	February 28, 2020

/s/ Patrick W. Kenny Patrick W. Kenny	Director	February 28, 2020

/s/ Alan J. Kreczko Alan J. Kreczko	Director	February 28, 2020

/s/ Simon W. Leathes Simon W. Leathes	Director	February 28, 2020

/s/ Michael T. O'Kane Michael T. O'Kane	Director	February 28, 2020

/s/ Yukiko Omura Yukiko Omura	Director	February 28, 2020