Form 10-Q
period 2020-03-31
ASSURED GUARANTY LTD
filed 2020-05-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31 2020,
Or
For the transition Period from              to

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32141

ASSURED GUARANTY LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0429991
(State or other jurisdiction	(I.R.S. employer
of incorporation)	identification no.)

30 Woodbourne Avenue
Hamilton HM 08, Bermuda
(Address of principal executive offices)
(441) 279-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:		Trading Symbol(s)	Name of exchange on which registered
Common Shares	$0.01 par value per share	AGO	New York Stock Exchange
Assured Guaranty Municipal Holdings Inc. 6-7/8% $100,000,000 Quarterly Interest Bonds due 2101 (and the related guarantee of Registrant)		AGO PRB	New York Stock Exchange
Assured Guaranty Municipal Holdings Inc. 6.25% $230,000,000 Quarterly Interest Bonds due 2102 (and the related guarantee of Registrant)		AGO PRE	New York Stock Exchange
Assured Guaranty Municipal Holdings Inc. 5.60% $100,000,000 Quarterly Interest Bonds due 2103 (and the related guarantee of Registrant)		AGO PRF	New York Stock Exchange
Assured Guaranty US Holdings Inc. 5.000% $500,000,000 Senior Notes due 2024 (and the related guarantee of Registrant)		AGO 24	New York Stock Exchange
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 5, 2020 was 86,916,590 (includes 40,455 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(dollars in millions except per share and share amounts)

	As of March 31, 2020	As of December 31, 2019
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $8,410 and $8,371, allowance for credit loss of $73 at March 31, 2020)	$8,568	$8,854
Short-term investments at fair value	933	1,268
Other invested assets (includes $12 and $6 measured at fair value)	121	118
Total investment portfolio	9,622	10,240
Cash	139	169
Premiums receivable, net of commissions payable	1,233	1,286
Deferred acquisition costs	113	111
Salvage and subrogation recoverable	820	747
Financial guaranty variable interest entities’ assets, at fair value	368	442
Assets of consolidated investment vehicles (includes $557 and $558 measured at fair value)	645	572
Goodwill and other intangible assets	212	216
Other assets (includes $177 and $135 measured at fair value)	593	543
Total assets	$13,745	$14,326
Liabilities and shareholders’ equity
Unearned premium reserve	$3,706	$3,736
Loss and loss adjustment expense reserve	1,050	1,050
Long-term debt	1,221	1,235
Credit derivative liabilities, at fair value	265	191
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	312	367
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	82	102
Liabilities of consolidated investment vehicles (includes $426 and $481 measured at fair value)	431	482
Other liabilities	405	511
Total liabilities	7,472	7,674

Commitments and contingencies (see Note 14)
Redeemable noncontrolling interests in consolidated investment vehicles	8	7

Common stock ($0.01 par value, 500,000,000 shares authorized; 89,983,322 and 93,274,987 shares issued and outstanding)	1	1
Retained earnings	6,100	6,295
Accumulated other comprehensive income, net of tax of $34 and $71	138	342
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,240	6,639
Nonredeemable noncontrolling interests	25	6
Total shareholders’ equity	6,265	6,645
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$13,745	$14,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Net earned premiums	$103	$118
Net investment income	80	98
Asset management fees	23	—
Net realized investment gains (losses)	(5)	(12)
Net change in fair value of credit derivatives	(77)	(22)
Fair value gains (losses) on committed capital securities	48	(9)
Fair value gains (losses) on financial guaranty variable interest entities	(9)	5
Fair value gains (losses) on consolidated investment vehicles	(12)	—
Foreign exchange gains (losses) on remeasurement	(62)	11
Other income (loss)	7	6
Total revenues	96	195
Expenses
Loss and loss adjustment expenses	20	46
Interest expense	22	23
Amortization of deferred acquisition costs	3	6
Employee compensation and benefit expenses	64	41
Other operating expenses	45	23
Total expenses	154	139
Income (loss) before income taxes and equity in net earnings of investees	(58)	56
Equity in net earnings of investees	(4)	2
Income (loss) before income taxes	(62)	58
Provision (benefit) for income taxes	(4)	4
Net income (loss)	(58)	54
Less: Noncontrolling interests	(3)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$(55)	$54

Earnings per share:
Basic	$(0.59)	$0.52
Diluted	$(0.59)	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(58)	$54
Change in net unrealized gains (losses) on:
Investments with no credit impairment recognized in the statement of operations, net of tax provision (benefit) of $(27) and $25	(162)	163
Investments with credit impairment recognized in the statement of operations, net of tax provision (benefit) of $(13) and $0	(52)	5
Change in net unrealized gains (losses) on investments	(214)	168
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse, net of tax	10	—
Other, net of tax provision (benefit) of $0 and $0	—	—
Other comprehensive income (loss)	(204)	168
Comprehensive income (loss)	(262)	222
Less: Comprehensive income (loss) attributable to noncontrolling interest	(3)	—
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(259)	$222

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

(dollars in millions, except share data)

For the Three Months Ended March 31, 2020

	Common Shares Outstanding	Common Stock Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2019	93,274,987	$1	$6,295	$342	$1	$6,639	$6	$6,645
Net loss	—	—	(55)	—	—	(55)	(1)	(56)
Dividends ($0.20 per share)	—	—	(19)	—	—	(19)	—	(19)
Share-based compensation	337,745	—	(5)	—	—	(5)	—	(5)
Common stock repurchases	(3,629,410)	—	(116)	—	—	(116)	—	(116)
Other comprehensive loss	—	—	—	(204)	—	(204)	—	(204)
Contributions and reallocation of ownership interests	—	—	—	—	—	—	20	20
Balance at March 31, 2020	89,983,322	$1	$6,100	$138	$1	$6,240	$25	$6,265

For the Three Months Ended March 31, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2018	103,672,592	$1	$86	$6,374	$93	$1	$6,555	$—	$6,555
Net income	—	—	—	54	—	—	54	—	54
Dividends ($0.18 per share)	—	—	—	(19)	—	—	(19)	—	(19)
Share-based compensation	506,422	—	(10)	—	—	—	(10)	—	(10)
Common stock repurchases	(1,908,605)	—	(76)	(3)	—	—	(79)	—	(79)
Other comprehensive income	—	—	—	—	168	—	168	—	168
Balance at March 31, 2019	102,270,409	$1	$—	$6,406	$261	$1	$6,669	$—	$6,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

 (in millions)

	Three Months Ended March 31,
	2020	2019
Net cash flows provided by (used in) operating activities	$(164)	$(332)
Investing activities
Fixed-maturity securities:
Purchases	(278)	(196)
Sales	86	471
Maturities and paydowns	217	177
Short-term investments with maturities of over three months:
Purchases	(56)	(107)
Sales	4	2
Maturities and paydowns	12	67
Net sales (purchases) of short-term investments with original maturities of less than three months	375	25
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	37	26
Proceeds from sales of other invested assets	1	27
Other	(9)	—
Net cash flows provided by (used in) investing activities	389	492
Financing activities
Dividends paid	(20)	(20)
Repurchases of common stock	(116)	(80)
Net paydowns of financial guaranty variable interest entities’ liabilities	(35)	(25)
Paydown of long-term debt	(21)	(3)
Other	(11)	(14)
Contributions from noncontrolling interests to investment vehicles	23	—
Net cash flows provided by (used in) financing activities	(180)	(142)
Effect of foreign exchange rate changes	(7)	1
Increase (decrease) in cash and restricted cash	38	19
Cash and restricted cash at beginning of period	$183	104
Cash and restricted cash at end of period	$221	$123

(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited) - (Continued)

 (in millions)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information
Cash paid (received) during the period for:
Interest on long-term debt	9	9

Supplemental disclosure of non-cash investing activities:
Purchases of fixed-maturity investments	$—	$(139)

	As of March 31, 2020	As of March 31, 2019
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:
Cash	$139	$123
Cash of consolidated investment vehicles (see Note 12)	82	—
Cash and restricted cash at the end of period	$221	$123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2020

1.	Business and Basis of Presentation

Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (U.S.) and international public finance (including infrastructure) and structured finance markets, as well as asset management services.

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

On October 1, 2019, Assured Guaranty US Holdings Inc. (AGUS), a wholly-owned subsidiary of AGL, completed the acquisition (the BlueMountain Acquisition) of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain) and its associated entities. In connection with the BlueMountain Acquisition the Company established its Assured Investment Management platform, through which it provides investment management services across various asset classes including collateralized loan obligations (CLOs) and long-duration opportunity funds that build on its corporate credit, asset-backed finance and healthcare structured capital experience as well as certain funds now subject to orderly wind-down.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company and its consolidated variable interest entities (VIEs) are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of March 31, 2020 and cover the three-month period ended March 31, 2020 (First Quarter 2020) and the three-month period ended March 31, 2019 (First Quarter 2019). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year's presentation.

The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries and its consolidated VIEs. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (SEC).

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

The Company's principal asset management subsidiaries are BlueMountain Capital Management, LLC, BlueMountain CLO Management, LLC, and BlueMountain GP Holdings, LLC.

The Company’s organizational structure includes various holding companies, two of which - AGUS and Assured Guaranty Municipal Holdings Inc. (AGMH) - have public debt outstanding.

Adopted Accounting Standards

Credit Losses on Financial Instruments

On January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The following summarizes the effect of adoption on the relevant balances.

Financial Assets Carried at Amortized Cost
This ASU provides a new current expected credit loss model (CECL) to account for credit losses on certain financial assets carried at amortized cost such as reinsurance recoverables, premiums receivable, asset management and performance fees receivables, as well as off-balance sheet exposures such as loan commitments. The new model requires an entity to estimate lifetime credit losses related to these assets, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The Company determined that this ASU had no effect on these balances on the date of adoption or for First Quarter 2020.

Financial Assets Carried at Fair Value, not Through Net Income
The most significant effect of the adoption of this ASU is in respect of the available-for-sale investment portfolio, for which targeted amendments were made to the impairment model. Under the new guidance, credit losses are recognized as an allowance for credit loss rather than a direct write-down of the amortized cost basis of the investment (e.g. other-than-temporary impairment, or OTTI, under the previous impairment model). The allowance for credit loss is limited to the excess of amortized cost over fair value, and may be reduced, with a corresponding reversal of credit loss expense, in the event that the expected cash flows of the instrument improves. The Company has elected to classify credit loss expense (including accretion and changes in the allowance for credit loss) as a component of realized gain (loss) on investments.
When amounts are deemed uncollectible, the Company writes-off such amounts. Write-offs are deducted from the allowance for credit loss and the amortized cost basis is written down. Amounts that have been written off may not be reversed through the allowance for credit loss, and any subsequent recovery of such amounts is only recognized in income when received.
The assessment of whether a credit loss exists is performed each quarter and includes numerous factors including the extent to which fair value is less than amortized cost, and any adverse conditions specifically related to the security, industry, and/or geographic area, including changes in the financial condition of the issuer, or underlying loan obligors, as well as general economic and political factors. Additional factors considered, as applicable, include remaining payment terms of the security, prepayment speeds, expected defaults and the value of any embedded credit enhancements. Unlike the previous OTTI model, management may not consider the length of time an instrument has been impaired or the effect of changes in foreign exchange rates in its assessment of credit loss. If, based on an assessment of these and other relevant factors, the Company determines that a credit loss may exist, it then performs a discounted cash flow analysis to determine its best estimate of such allowance for credit loss.
This ASU also eliminates the existing guidance for purchased credit impaired (PCI) securities (such as the Company's loss mitigation securities) and introduced a new model for purchased financial assets with credit deterioration (PCD securities).

PCD securities are defined in the new guidance as financial assets that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. The ASU requires the recognition of an initial allowance for credit loss on the date of acquisition of PCD securities. Under the new guidance, the amortized cost of PCD securities on the date of acquisition is equal to the purchase price plus the allowance for credit loss, but no credit loss expense is recognized in the statement of operations on the date of acquisition. After the date of acquisition, PCD securities follow the guidance described above for the periodic assessment of credit losses in the available-for-sale investment portfolio.
For securities the Company intends to sell and securities for which it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost, the Company writes off any existing allowance for credit loss, and writes down the amortized cost basis of the instrument to fair value with an offset to realized gain (loss) in the statement of operations.
For all securities that were originally purchased with credit deterioration, whether or not an allowance was established on January 1, 2020, accrued interest is not separately presented, but rather is a component of the amortized cost of the instrument. For all other available-for-sale securities, a separate amount for accrued interest is reported in other assets. The Company has elected to not measure credit losses on its accrued interest receivable and instead write off accrued interest at the earliest to occur of (i) the date it is deemed uncollectible or (ii) when it is six months past due. All write offs of accrued interest are recorded as a reduction to interest income in the statement of operations.

The changes to the impairment model for available-for-sale securities were applied using a modified retrospective approach, and resulted in no effect to shareholders’ equity in total or by component. On the date of adoption, there was no change to the carrying value of the available-for-sale investment portfolio, other than a gross-up of amortized cost and the recording of an offsetting allowance for credit losses for securities to which the Company applied the PCD accounting model. On January 1, 2020, the Company applied the PCD accounting model to PCI securities that were not in an unrealized gain position as of December 31, 2019. The fair value of these PCI securities was $248 million and their amortized cost was $266 million as of December 31, 2019. The Company determined the allowance for credit loss for such PCD securities was $62 million on January 1, 2020. The recording of the allowance for these PCD securities on January 1, 2020 had no effect on the condensed consolidated statement of operations or any component of shareholders’ equity. In First Quarter 2020, the Company recorded an additional $11 million in credit loss expense (including $1 million of accretion). Changes in the impairment model associated with PCD securities are to be applied prospectively. The Company did not purchase any PCD securities in First Quarter 2020.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, of the Company's 2019 Annual Report on Form 10-K for a complete discussion of the accounting policy for evaluating investments for OTTI prior to January 1, 2020.

Registered Debt Offerings that Include Credit Enhancements from an Affiliate

In March 2020, the SEC adopted amendments to the financial disclosure requirements related to certain debt securities, including registered debt securities issued by a wholly-owned, operating subsidiary that are fully and unconditionally guaranteed by the parent company. Prior to the amendments, a parent guarantor was required to provide condensed consolidating financial information for so long as the guaranteed securities were outstanding. The requirements amend financial disclosures to allow summarized financial information, which may be presented on a combined basis, reducing the number of periods presented and permitting the disclosures to be provided outside the notes to the financial statements. The Company elected to apply the amended requirements for First Quarter 2020, and is no longer providing condensed consolidating financial information that resulted from the registered debt obligations of its subsidiaries that were disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note 25, Subsidiary Information, of the Company's 2019 Annual Report on Form 10-K.

Future Application of Accounting Standards

Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The amendments in this ASU:

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications caused by reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued due to reference rate reform. This guidance is effective immediately, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is evaluating the effect that this ASU will have on its consolidated financial statements.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (11/7/19)	AA+ (stable) (12/19/19)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (11/7/19)	AA (stable) (11/22/19)	(1)	—
MAC	AA (stable) (11/7/19)	AA+ (stable) (3/4/20)	—	—
AG Re	AA (stable) (11/7/19)	—	—	—
AGRO	AA (stable) (11/7/19)	—	—	A+ (stable) (7/12/19)
AGE UK	AA (stable) (11/7/19)	AA+ (stable) (12/19/19)	A2 (stable) (8/13/19)	—
AGE SA	AA (stable) (1/29/20)	AA+ (stable) (1/21/20)	—	—
____________________

(1)	AGC requested that Moody’s Investors Service, Inc. (Moody’s) withdraw its financial strength ratings of AGC in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable).

There can be no assurance that any of the rating agencies will not take negative action on the financial strength ratings (or similar ratings) of AGL's insurance subsidiaries in the future or cease to rate one or more of AGL's insurance subsidiaries, either voluntarily or at the request of that subsidiary.

For a discussion of the effects of rating actions on the Company, see Note 6, Contracts Accounted for as Insurance, and Note 7, Reinsurance.

3.    Segment Information

The Company reports its results of operations consistent with the manner in which the Company's chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. Prior to the acquisition of BlueMountain on October 1, 2019, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in the fourth quarter of 2019, with the acquisition of BlueMountain and expansion into the asset management business, the Company established the Assured Investment Management platform and now operates in two distinct segments, Insurance and Asset Management. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the financial guaranty (FG) VIEs and investment vehicles. See Note 12, Variable Interest Entities.

The Insurance segment primarily consists of the Company's domestic and foreign insurance subsidiaries and their wholly-owned subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment also includes the income (loss) from its proportionate equity investments in funds managed in the Assured Investment Management platform (Assured Investment Management funds).

The Asset Management segment consists of the Company's Assured Investment Management platform subsidiaries, which provide asset management services to outside investors as well as to the Company's Insurance segment. The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross, as components of asset management fees and other operating expenses.

The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH, as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

Other items consist of intersegment eliminations, reclassification of asset management reimbursable expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain Assured Investment Management investment vehicles in which Insurance segment invests. See Note 12, Variable Interest Entities.

The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles; however, the effect of consolidating such entities, including the related eliminations, is included in the "other" column in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

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

3)	Elimination of fair value gains (losses) on the Company’s committed capital securities (CCS) that are recognized in net income.

4)	Elimination of foreign exchange gains (losses) on remeasurement of net premium receivables and loss and loss adjustment expense (LAE) reserves that are recognized in net income.

5)	Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

The following tables present the Company's operations by operating segment. The information for the prior year has been conformed to the new segment presentation.

Segment Information

	Three Months Ended March 31, 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$193	$16	$(4)	$(15)	$190
Intersegment revenues	3	1	—	(4)	—
Total revenues	196	17	(4)	(19)	190
Total expenses	84	28	35	(1)	146
Income (loss) before income taxes and equity in net earnings of investees	112	(11)	(39)	(18)	44
Equity in net earnings of investees	(9)	—	(5)	10	(4)
Adjusted operating income (loss) before income taxes	103	(11)	(44)	(8)	40
Provision (benefit) for income taxes	18	(2)	(5)	(1)	10
Noncontrolling interests	—	—	—	(3)	(3)
Adjusted operating income (loss)	$85	$(9)	$(39)	$(4)	$33

Supplemental income statement information
Net investment income	$83	$—	$1	$(4)	$80
Interest expense	—	—	25	(3)	22
Non-cash compensation and operating expenses (1)	9	3	3	—	15

	Three Months Ended March 31, 2019
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$233	$—	$—	$1	$234
Intersegment revenues	1	—	—	(1)	—
Total revenues	234	—	—	—	234
Total expenses	107	—	31	—	138
Income (loss) before income taxes and equity in net earnings of investees	127	—	(31)	—	96
Equity in net earnings of investees	1	—	1	—	2
Adjusted operating income (loss) before income taxes	128	—	(30)	—	98
Provision (benefit) for income taxes	17	—	(5)	—	12
Noncontrolling interests	—	—	—	—	—
Adjusted operating income (loss)	$111	$—	$(25)	$—	$86

Supplemental income statement information
Net investment income	$99	$—	$1	$(2)	$98
Interest expense	—	—	24	(1)	23
Non-cash compensation and operating expenses (1)	11	—	1	—	12
_____________________

(1)	Consists of amortization of deferred acquisition costs and intangible assets, depreciation and share-based compensation.

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Three Months Ended March 31,
	2020	2019
	(in millions)
Net income (loss) attributable to AGL	$(55)	$54
Less pre-tax adjustments:
Realized gains (losses) on investments	(5)	(12)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(88)	(28)
Fair value gains (losses) on CCS	48	(9)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(57)	9
Total pre-tax adjustments	(102)	(40)
Less tax effect on pre-tax adjustments	14	8
Adjusted operating income (loss)	$33	$86

Revenue by Country of Domicile

	Three Months Ended March 31,
	2020	2019
	(in millions)
U.S.	$150	$182
Bermuda	34	44
U.K. and other	6	8
Total	$190	$234

The following table reconciles the Company's total consolidated revenues and expenses to segment revenues and expenses:

Reconciliation of Segment Revenues and Expenses

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues
Total consolidated revenues	$96	$195
Less: Realized gains (losses) on investments	(5)	(12)
Less: Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(88)	(28)
Less: Fair value gains (losses) on CCS	48	(9)
Less: Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(57)	9
Plus: Credit derivative impairment (recoveries) (1)	(8)	(1)
Total segment revenues	$190	$234

Expenses
Total consolidated expenses	$154	$139
Plus: Credit derivative impairment (recoveries) (1)	(8)	(1)
Total segment expenses	$146	$138
_____________________

(1)	Credit derivative impairment (recoveries) are included in "Net change in fair value of credit derivatives" in the Company's condensed consolidated statements of operations.

4.	Outstanding Insurance Exposure

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 12, Variable Interest Entities. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated. The Company also provides specialty insurance and reinsurance on transactions without special purpose entities but with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of March 31, 2020 and December 31, 2019 was $6.2 billion and $6.6 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction are BIG was $100 million and $105 million as of March 31, 2020 and December 31, 2019, respectively.

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

Impact of COVD-19 Pandemic
A novel coronavirus emerged in Wuhan, China in late 2019 and began to spread beyond China in early 2020. The virus is highly infectious and causes a coronavirus disease, COVID-19, that can be fatal. COVID-19 has been declared a pandemic by the World Health Organization, and its emergence and reactions to it, including various shelter-in-place guidelines and related restrictions, are having a profound effect on the global economy and financial markets. Because of the size and depth of the COVID-19 pandemic and its unknown course and duration, and evolving governmental and private responses to the pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The Surveillance department is closely monitoring the insured portfolio, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by shelter-in-place guidelines and related restrictions or an economic downturn.

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both March 31, 2020 and December 31, 2019, the Company excluded $1.4 billion, of net par attributable to loss mitigation securities.

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

The Company calculates its debt service outstanding as follows:

•
for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company's public finance transactions), as the total estimated contractual future principal and interest due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity; and

•
for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, residential mortgage-backed securities (RMBS) and CLOs), as the total estimated expected future principal and interest due on insured obligations through their respective expected terms, which includes the Company's expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

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

Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on variable rate insured obligations, consumer price index behavior differing from that projected, changes in foreign exchange rates on non-U.S. dollar denominated insured obligations and other factors.

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
	(in millions)
Public finance	$353,984	$363,497	$353,031	$362,361
Structured finance	11,372	12,279	10,862	11,769
Total financial guaranty	$365,356	$375,776	$363,893	$374,130

Financial Guaranty Portfolio
by Internal Rating
As of March 31, 2020

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$375	0.2%	$2,453	5.1%	$1,182	13.4%	$176	24.4%	$4,186	1.8%
AA	19,037	11.0	4,921	10.1	3,753	42.7	35	4.8	27,746	12.0
A	92,788	53.7	14,621	30.1	1,031	11.7	172	23.8	108,612	47.0
BBB	54,965	31.8	25,743	53.0	1,110	12.6	298	41.3	82,116	35.6
BIG	5,630	3.3	837	1.7	1,730	19.6	41	5.7	8,238	3.6
Total net par outstanding	$172,795	100.0%	$48,575	100.0%	$8,806	100.0%	$722	100.0%	$230,898	100.0%

Financial Guaranty Portfolio
by Internal Rating
As of December 31, 2019

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$381	0.2%	$2,541	5.0%	$1,258	13.5%	$181	23.8%	$4,361	1.8%
AA	19,847	11.3	5,142	10.0	4,010	43.1	38	5.0	29,037	12.3
A	94,488	53.9	15,627	30.4	1,030	11.1	184	24.2	111,329	47.0
BBB	55,000	31.3	27,051	52.8	1,206	13.0	317	41.6	83,574	35.3
BIG	5,771	3.3	898	1.8	1,796	19.3	41	5.4	8,506	3.6
Total net par outstanding	$175,487	100.0%	$51,259	100.0%	$9,300	100.0%	$761	100.0%	$236,807	100.0%

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $444 million of gross par for public finance and $593 million of gross par of structured finance as of March 31, 2020. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2020

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,441	$430	$3,759	$5,630	$172,795
Non-U.S. public finance	793	—	44	837	48,575
Public finance	2,234	430	3,803	6,467	221,370
Structured finance:
U.S. RMBS	190	64	1,326	1,580	3,393
Life insurance transactions	—	—	40	40	1,788
Other structured finance	45	59	47	151	4,347
Structured finance	235	123	1,413	1,771	9,528
Total	$2,469	$553	$5,216	$8,238	$230,898

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2019

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,582	$430	$3,759	$5,771	$175,487
Non-U.S. public finance	854	—	44	898	51,259
Public finance	2,436	430	3,803	6,669	226,746
Structured finance:
U.S. RMBS	162	74	1,382	1,618	3,546
Life insurance transactions	—	—	40	40	1,771
Other structured finance	69	62	48	179	4,744
Structured finance	231	136	1,470	1,837	10,061
Total	$2,667	$566	$5,273	$8,506	$236,807

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of March 31, 2020

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,380	$89	$2,469	109	7	116
Category 2	549	4	553	22	1	23
Category 3	5,183	33	5,216	128	6	134
Total BIG	$8,112	$126	$8,238	259	14	273

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

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of March 31, 2020, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

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

The Company also participates in mediation and negotiations relating to its Puerto Rico exposure. The COVID-19 pandemic and evolving governmental and private responses to the pandemic are impacting both Puerto Rico itself and the process of resolving the payment defaults of the Commonwealth and some of its related authorities and public corporations, including delaying related litigation, the various Title III proceedings, and other legal proceedings.

The final form and timing of responses to Puerto Rico’s financial distress, the devastation of Hurricane Maria and the COVID-19 pandemic and evolving governmental and private responses to the pandemic, eventually taken by the federal government or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the final impact on the Company, after resolution of legal challenges, of any such responses on obligations insured by the Company, are uncertain. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

Constitutionally Guaranteed

General Obligation. As of March 31, 2020, the Company had $1,253 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

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

On May 4, 2020, the Commonwealth submitted to the Oversight Board for certification a further revised fiscal plan. The new draft plan contemplates a reduction in near term financial resources available for debt service as a result of efforts to contain the COVID-19 crisis, and a postponement of many of the Oversight Board’s previously announced reforms for the Commonwealth. The Oversight Board has in the past required changes to fiscal plans submitted by the Commonwealth before certifying them. The Company continues to disagree with the Commonwealth’s view of available resources.

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

General Obligation Bonds	Assured Guaranty Net Par Outstanding as of March 31, 2020	Assured Guaranty Total Net Principal Claims Paid as of March 31, 2020	Assured Guaranty Total Net Interest Claims Paid as of March 31, 2020	Base Recovery as a % of Pre-Petition Claims
	(in millions)			(percent)
Vintage GO	$669	$383	$165	74.9%
2011 GO (Series D, E and PIB)	5	6	1	73.8
2011 GO (Series C)	210	—	48	70.4
2012 GO	369	—	72	69.9
2014 GO	—	—	—	65.4

On February 28, 2020, the Oversight Board filed with the Title III court an Amended Joint Plan of Adjustment of the Commonwealth (Amended POA) to restructure approximately $35 billion of debt (including the GO bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The Amended POA includes the terms of the settlement relating to the GO bonds embodied in the Amended GO PSA. The Company believes the Amended POA, as currently constituted, does not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

PBA. As of March 31, 2020, the Company had $140 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then. On September 27, 2019, the Oversight Board filed a petition under Title III of PROMESA with respect to the PBA to allow the restructuring of the PBA claims through the Amended POA.

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

PBA Bonds	Assured Guaranty Net Par Outstanding as of March 31, 2020	Assured Guaranty Total Net Principal Claims Paid as of March 31, 2020	Assured Guaranty Total Net Interest Claims Paid as of March 31, 2020	Base Recovery as a % of Pre-Petition Claims
	(in millions)			(percent)
Vintage PBA	$140	$32	$27	77.6%
2011 PBA	—	—	—	76.8
2012 PBA	—	—	—	72.2

As noted above, on February 28, 2020, the Oversight Board filed with the Title III court an Amended POA to restructure approximately $35 billion of debt (including the PBA bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The Amended POA includes the terms of the settlement relating to the PBA bonds embodied in the Amended GO PSA. The Company believes the Amended POA, as currently constituted, does not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of March 31, 2020, the Company had $811 million insured net par outstanding of PRHTA (transportation revenue) bonds and $454 million insured net par outstanding of PRHTA (highways revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highways revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

On June 5, 2019, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the six-year forecast period.

PRCCDA. As of March 31, 2020, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of March 31, 2020, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of March 31, 2020, the Company had $822 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA. On June 27, 2019, the Oversight Board certified a revised fiscal plan for PREPA.

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

PRASA. As of March 31, 2020, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. On June 29, 2019, the Oversight Board certified a revised fiscal plan for PRASA. In July 2019, PRASA entered into a restructuring transaction with the federal government and the Oversight Board to restructure its subordinated loans from federal agencies that had been under forbearance for over three years (the PRASA Agreement). The PRASA Agreement extends the maturity of the loans for up to 40 years and provides for low interest rates and no interest accrual for the first ten years on a portion of the loans, but also places the subordinated loans on a parity with the PRASA bonds the Company guarantees.  The Company was not asked to consent to the PRASA Agreement. The PRASA Agreement reduces the amount of annual debt service owed by PRASA for its current debt. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

MFA. As of March 31, 2020, the Company had $248 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

U of PR. As of March 31, 2020, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Resolved Commonwealth Credit

COFINA. On February 12, 2019, pursuant to a plan of adjustment approved by the PROMESA Title III Court on February 4, 2019 (COFINA Plan of Adjustment), the Company paid off in full its its $273 million net par outstanding of insured COFINA bonds, plus accrued and unpaid interest. Pursuant to the COFINA Plan of Adjustment, the Company received $152 million in initial par of closed lien senior bonds of COFINA validated by the PROMESA Title III Court (COFINA Exchange Senior Bonds), along with cash. The total recovery (cash and COFINA Exchange Senior Bonds) represented 60% of the Company’s official Title III claim, which related to amounts owed as of the date COFINA entered Title III proceedings. The fair value of the COFINA Exchange Senior Bonds, excluding accrued interest, was $139 million at February 12, 2019, and was recorded as salvage received. During the third quarter of 2019 the Company sold all of its COFINA Exchange Senior Bonds.

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

Currently, there are numerous legal actions relating to the default by the Commonwealth and certain of its entities on debt service payments, and related matters, and the Company is a party to a number of them. On July 24, 2019, Judge Laura Taylor Swain of the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) held an omnibus hearing on litigation matters relating to the Commonwealth. At that hearing, she imposed a stay through November 30, 2019, on a series of adversary proceedings and contested matters amongst the stakeholders and imposed mandatory mediation on all parties through that date. On October 28, 2019, Judge Swain extended the stay until December 31, 2019, and has since stayed the proceedings pending the Court's determination on the Commonwealth's plan of adjustment. Among the goals of the mediation is to reach an agreed-upon schedule for addressing the resolution of numerous issues, including, among others: (a) issues related to the validity, secured status and priority regarding bonds issued by the Commonwealth and certain of its entities; (b) the validity and impact of the Clawback Orders and other diversion of collateral securing certain bonds; (c) classification of claims; (d) constitutional issues; and (e) identification of essential services. A number of the legal actions in which the Company is involved remain subject to stay orders.

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

On July 18, 2017, AGM and AGC filed in the Federal District Court for Puerto Rico a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. The court denied the motion on September 14, 2017, but on August 8, 2018, the First Circuit vacated and remanded the court's decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver. Under the PREPA RSA, AGM and AGC have agreed to withdraw from the lift stay motion upon the Title III Court’s approval of the settlement of claims embodied in the PREPA RSA. The Oversight Board is required to file a status report by May 15, 2020 regarding PREPA's financial condition and its request for approval of the PREPA RSA settlement.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order and be addressed in the Commonwealth plan confirmation process. Judge Swain postponed certain deadlines and hearings, including those related to the plan of adjustment, indefinitely as a result of the COVID-19 pandemic. The Oversight Board is required to file an updated status report by July 15, 2020 regarding the effects of the pandemic on the Commonwealth, including a proposal for the plan of adjustment and disclosure statement process.

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

On December 21, 2018, the Oversight Board and the Official Committee of Unsecured Creditors of all Title III Debtors (other than COFINA) filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the leases to public occupants entered into by the PBA are not “true leases” for purposes of Section 365(d)(3) of the Bankruptcy Code and therefore the Commonwealth has no obligation to make payments to the PBA under the leases or Section 365(d)(3) of the Bankruptcy Code, (ii) the PBA is not entitled to a priority administrative expense claim under the leases pursuant to Sections 503(b)(1) and 507(a)(2) of the Bankruptcy Code, and (iii) any such claims filed or asserted against the Commonwealth are disallowed. On January 28, 2019, the PBA filed an answer to the complaint. On March 12, 2019, the Federal District Court for Puerto Rico granted, with certain limitations, AGM’s and AGC’s motion to intervene. On March 21, 2019, AGM and AGC, together with certain other intervenors, filed a motion for judgment on the pleadings. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, and has since stayed these proceedings pending the Court's determination on the Commonwealth's plan of adjustment.

On January 14, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an omnibus objection in the Title III Court to claims filed by holders of approximately $6 billion of Commonwealth general obligation bonds issued in 2012 and 2014, asserting among other things that such bonds were issued in violation of the Puerto Rico constitutional debt service limit, such bonds are null and void, and the holders have no equitable remedy against the
Commonwealth. Pursuant to procedures established by Judge Swain, on April 10, 2019, AGM filed a notice of participation in these proceedings. As of March 31, 2020, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012. On May 21, 2019, the Official Committee of Unsecured
Creditors filed a claim objection to certain Commonwealth general obligation bonds issued in 2011, approximately $215 million of which are insured by the Company as of March 31, 2020, on substantially the same bases as the January 14, 2019 filing, and which the plaintiffs propose to be subject to the proceedings relating to the 2012 and 2014 bonds. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, but did not further extend the stay with respect to this matter. On January 8, 2020, certain Commonwealth general obligation bondholders (self-styled as the Lawful Constitutional Debt Coalition) filed a claim objection to the 2012 and 2014 bonds, asserting among other things that those bonds were issued in violation of the Puerto Rico constitutional debt limit and are not entitled to first priority status under the Puerto Rico Constitution. Judge Swain stayed these proceedings pending the Court’s determination on the Commonwealth’s plan of adjustment.

On May 2, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against various Commonwealth general obligation bondholders and bond insurers, including AGC and AGM, that had asserted in their proofs of claim that their bonds are secured. The complaint seeks a judgment declaring that defendants do not hold consensual or statutory liens and are unsecured claimholders to the extent they hold allowed claims. The complaint also asserts that even if Commonwealth law granted statutory liens, such liens are avoidable under Section 545 of the Bankruptcy Code. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. Judge Swain has since stayed these proceedings pending the Court's determination on the Commonwealth's plan of adjustment.

On May 20, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court for Puerto Rico against the fiscal agent and holders and/or insurers, including AGC and AGM, that have asserted their PRHTA bond claims are entitled to secured status in PRHTA’s Title III case. Plaintiffs are seeking to avoid the PRHTA bondholders’ liens and contend that (i) the scope of any lien only applies to revenues that have been both received by PRHTA and deposited in certain accounts held by the fiscal agent and does not include PRHTA’s right to receive such revenues; (ii) any lien on revenues was not perfected because the fiscal agent does not have “control” of all accounts holding such revenues; (iii) any lien on the excise tax revenues is no longer enforceable because any rights PRHTA had to receive such revenues are preempted by PROMESA; and (iv) even if PRHTA held perfected liens on PRHTA’s revenues and the right to receive such revenues, such liens were terminated by Section 552(a) of the Bankruptcy Code as of the petition date. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay through December 31, 2019, and extended the stay again pending further order of the court on the understanding that these issues will be resolved in other proceedings.

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

On January 16, 2020, AGM and AGC along with certain other monoline insurers filed in Federal District Court for Puerto Rico a motion (amending and superseding a motion filed by AGM and AGC on August 23, 2019) for relief from the automatic stay imposed pursuant to Title III of PROMESA to permit movants to enforce in another forum the application of the revenues securing the PRHTA Bonds (the PRHTA Revenues) or, in the alternative, for adequate protection for their property interests in PRHTA Revenues. A preliminary hearing on the motion is currently scheduled for June 4, 2020.

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

On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRIFA Rum Tax Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRIFA Bonds (the PRIFA Revenues), seeking an order lifting the automatic stay so that movants can enforce rights respecting the PRIFA Revenues in another forum or, in the alternative, that the Commonwealth must provide adequate protection for movants’ lien on the PRIFA Revenues. A preliminary hearing on the motion is scheduled for June 4, 2020.

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

On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRCCDA Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRCCDA Bonds (the PRCCDA Revenues), seeking an order that an action to enforce rights respecting the PRCCDA Revenues in another forum is not subject to the automatic stay associated with the Commonwealth’s Title III proceeding or, in the alternative, if the court finds that the stay is applicable, lifting the automatic stay so that movants can enforce such rights in another forum or, in the further alternative, if the court finds the automatic stay applicable and does not lift it, that the Commonwealth must provide adequate protection for movants’ lien on the PRCCDA Revenues. A preliminary hearing on the motion is scheduled for June 4, 2020.

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

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
	(in millions)
Exposure to Puerto Rico	$4,458	$4,458	$6,845	$6,956

Puerto Rico
Net Par Outstanding

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (1)	$1,253	$1,253
PBA (1)	140	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (1)	811	811
PRHTA (Highways revenue) (1)	454	454
PRCCDA	152	152
PRIFA	16	16
Other Public Corporations
PREPA (1)	822	822
PRASA	373	373
MFA	248	248
U of PR	1	1
Total net exposure to Puerto Rico	$4,270	$4,270
____________________

(1)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of March 31, 2020

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2020 (April 1 - June 30)	$—	$3
2020 (July 1 - September 30)	286	392
2020 (October 1 - December 31)	—	3
Subtotal 2020	286	398
2021	149	351
2022	139	332
2023	205	392
2024	222	398
2025-2029	1,158	1,862
2030-2034	1,021	1,484
2035-2039	740	917
2040-2044	104	179
2045-2047	246	272
Total	$4,270	$6,585

Exposure to the U.S. Virgin Islands

As of March 31, 2020, the Company had $485 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $219 million BIG. The $266 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $219 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. All specialty insurance and reinsurance exposures shown in the table below were rated investment grade internally as of December 31, 2019. As of March 31, 2020, $30 million of aircraft residual value insurance exposure was rated BIG.

Specialty Insurance and Reinsurance
Exposure

	Gross Exposure		Net Exposure
	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
	(in millions)
Life insurance transactions (1)	$1,091	$1,046	$940	$898
Aircraft residual value insurance policies	393	398	238	243
Total	$1,484	$1,444	$1,178	$1,141
____________________

(1)	The life insurance transactions net exposure is projected to increase to approximately $1.0 billion by September 30, 2026.

5.	Expected Loss to be Paid

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio, regardless of the accounting model (insurance, derivative or VIE). The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation (and other recoveries including future payments by obligors pursuant to restructuring agreements, settlements or litigation judgments, excess spread on underlying collateral, and other estimated recoveries, including those from restructuring bonds and for breaches of representations and warranties (R&W)), using current risk-free rates.

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 1.39% with a weighted average of 0.64% as of March 31, 2020 and 0.00% to 2.45% with a weighted average of 1.94% as of December 31, 2019. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 3.9% and 3.2% of the total as of March 31, 2020 and December 31, 2019, respectively.

Net Expected Loss to be Paid
Roll Forward

	First Quarter
	2020	2019
	(in millions)
Net expected loss to be paid, beginning of period	$737	$1,183
Economic loss development (benefit) due to:
Accretion of discount	4	8
Changes in discount rates	31	(4)
Changes in timing and assumptions	(38)	(6)
Total economic loss development (benefit)	(3)	(2)
Net (paid) recovered losses	(74)	(218)
Net expected loss to be paid, end of period	$660	$963

Net Expected Loss to be Paid
Roll Forward by Sector

	First Quarter 2020
	Net Expected Loss to be Paid/(Recovered) as of December 31, 2019	Economic Loss Development/ (Benefit)	(Paid)/ Recovered Losses (1)	Net Expected Loss to be Paid/(Recovered) as of March 31, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$56	$(94)	$493
Non-U.S. public finance	23	3	—	26
Public finance	554	59	(94)	519
Structured finance:
U.S. RMBS	146	(63)	21	104
Other structured finance	37	1	(1)	37
Structured finance	183	(62)	20	141
Total	$737	$(3)	$(74)	$660

	First Quarter 2019
	Net Expected Loss to be Paid/(Recovered) as of December 31, 2018	Economic Loss Development/ (Benefit)	(Paid)/ Recovered Losses (1)	Net Expected Loss to be Paid/(Recovered) as of March 31, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$62	$(228)	$666
Non-U.S. public finance	32	(1)	—	31
Public finance	864	61	(228)	697
Structured finance:
U.S. RMBS	293	(65)	9	237
Other structured finance	26	2	1	29
Structured finance	319	(63)	10	266
Total	$1,183	$(2)	$(218)	$963
____________________

(1)
Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets. The amounts for First Quarter 2019 are net of the COFINA Exchange Senior Bonds and cash that were received pursuant to the COFINA Plan of Adjustment.

The tables above include (1) LAE paid of $3 million and $7 million for First Quarter 2020 and 2019, respectively, and (2) expected LAE to be paid of $30 million as of March 31, 2020 and $33 million as of December 31, 2019.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid/(Recovered)		Net Economic Loss Development/ (Benefit)
	As of March 31, 2020	As of December 31, 2019	First Quarter 2020	First Quarter 2019
	(in millions)
Insurance	$609	$683	$(1)	$10
FG VIEs (See Note 12)	64	58	6	(10)
Credit derivatives (See Note 10)	(13)	(4)	(8)	(2)
Total	$660	$737	$(3)	$(2)

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of March 31, 2020, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 4, Outstanding Insurance Exposure.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California (the City) under chapter 9 of the Bankruptcy Code became effective. As of March 31, 2020, the Company’s net par subject to the plan consisted of $107 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company projects its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2020, including those mentioned above, to be $493 million, compared with a net expected loss of $531 million as of December 31, 2019. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At March 31, 2020 that credit was $911 million compared with $819 million at December 31, 2019. The Company’s net expected losses incorporate management’s probability weighted estimates of possible scenarios. Each quarter, the Company may revise its scenarios, update assumptions and/or shift probability weightings of its scenarios based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

The economic loss development for U.S. public finance transactions was $56 million during First Quarter 2020, which was primarily attributable to Puerto Rico exposures. The loss development attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions it uses in its scenarios based on the public information summarized under "Exposure to Puerto Rico" in Note 4, Outstanding Insurance Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non - U.S. Public Finance Transactions

Expected loss to be paid for non-U.S. public finance transactions was $26 million as of March 31, 2020, compared with $23 million as of December 31, 2019, primarily consisting of: (i) an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K., which has been underperforming due to higher costs compared with expectations at underwriting, (ii) transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default, and (iii) an obligation backed by payments from a region in Italy, and for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction.

The economic loss development for non-U.S. public finance transactions, including those mentioned above, was approximately $3 million during First Quarter 2020 and primarily attributable to a weaker outlook of the performance of the U.K. road mentioned above.

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

As of March 31, 2020, the Company had a net R&W payable of $106 million to R&W counterparties, compared with a net R&W payable of $53 million as of December 31, 2019. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	First Quarter
	2020	2019
	(in millions)
First lien U.S. RMBS	$(59)	$(31)
Second lien U.S. RMBS	(4)	(34)

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

First Lien Liquidation Rates

	As of March 31, 2020	As of December 31, 2019
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%
Option ARM	20	20
Subprime	20	20
30 – 59 Days Delinquent
Alt-A and Prime	30	30
Option ARM	30	35
Subprime	35	35
60 – 89 Days Delinquent
Alt-A and Prime	40	40
Option ARM	45	45
Subprime	45	45
90+ Days Delinquent
Alt-A and Prime	55	55
Option ARM	55	55
Subprime	50	50
Bankruptcy
Alt-A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt-A and Prime	65	65
Option ARM	65	65
Subprime	55	60
Real Estate Owned
All	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 3.25 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of March 31, 2020				As of December 31, 2019
	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.0%	-	8.3%	4.0%	0.3%	-	8.4%	4.1%
Final CDR	0.0%	-	0.4%	0.2%	0.0%	-	0.4%	0.2%
Initial loss severity:
2005 and prior	60%				60%
2006	70%				70%
2007+	70%				70%
Option ARM
Plateau CDR	1.7%	-	7.7%	5.0%	1.8%	-	8.4%	5.4%
Final CDR	0.1%	-	0.4%	0.3%	0.1%	-	0.4%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				60%
2007+	70%				70%
Subprime
Plateau CDR	1.9%	-	17.8%	5.4%	1.6%	-	18.1%	5.6%
Final CDR	0.1%	-	0.9%	0.3%	0.1%	-	0.9%	0.3%
Initial loss severity:
2005 and prior	75%				75%
2006	75%				75%
2007+	75%				75%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2019.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2020 and December 31, 2019.

Total expected loss to be paid on all first lien U.S. RMBS was $110 million and $166 million as of March 31, 2020 and December 31, 2019, respectively. The $59 million economic benefit in First Quarter 2020 for first lien U.S. RMBS was primarily attributable to higher excess spread on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to LIBOR, which decreased in First Quarter 2020. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2020 as it used as of December 31, 2019, increasing and decreasing the periods of stress from those used in the base case. LIBOR may be discontinued, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR. The economic development attributable to changes in discount rates was a loss of $25 million in First Quarter 2020.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $46 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $49 million for all first lien U.S. RMBS transactions.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, representing six months of delinquent loan liquidations, followed by 28 months of decrease to the steady state CDR, the same as of December 31, 2019.

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of March 31, 2020 and December 31, 2019, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions periodically based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company projects future recoveries on these charged-off loans at the rate shown in the table below. Such recoveries are assumed to be received evenly over the next five years. Increasing the recovery rate to 30% would result in an economic benefit of $55 million, while decreasing the recovery rate to 10% would result in an economic loss of $55 million.

The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2019. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected recovery on all second lien U.S. RMBS was $6 million as of March 31, 2020 and $20 million as of December 31, 2019. The economic benefit for second lien U.S. RMBS was $4 million in First Quarter 2020, primarily attributable to higher actual recoveries for previously charged-off loans and improved performance.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of March 31, 2020				As of December 31, 2019
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	4.1%	-	23.3%	9.6%	5.9%	-	24.6%	9.5%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	45				45
90+ Days Delinquent	65				65
Bankruptcy	55				55
Foreclosure	55				55
Real Estate Owned	100				100
Loss severity (1)	98%				98%
Projected future recoveries on previously charged-off loans	20%				20%

___________________
(1)    Loss severities on future defaults.

The Company’s base case assumed a six-month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company's most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $6 million for HELOC transactions. On the other hand, in the Company's least stressful scenario, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $6 million for HELOC transactions.

Other Structured Finance

The Company projected that its total net expected loss across its troubled other structured finance exposures as of March 31, 2020 was $37 million and is primarily attributable to $80 million in BIG net par of student loan securitizations issued by private issuers that are classified as structured finance. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed.

The Company also had exposure to troubled life insurance transactions. As of March 31, 2020, the Company's BIG net par in these transactions was $40 million.

The economic loss development during First Quarter 2020 was $1 million.

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

    The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See Note 4, Outstanding Insurance Exposure, for a discussion of the Company's exposure to Puerto Rico and related recovery litigation being pursued by the Company.

6.	Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Insurance Exposure, and Note 5, Expected Loss to be Paid, includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance. See Note 10, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 12, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.

Net Earned Premiums

	First Quarter
	2020	2019
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$82	$87
Accelerations from refundings and terminations	15	26
Accretion of discount on net premiums receivable	5	4
Financial guaranty insurance net earned premiums	102	117
Specialty net earned premiums	1	1
Net earned premiums (1)	$103	$118
 ___________________

(1)	Excludes $1 million and $3 million for First Quarter 2020 and 2019, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	First Quarter
	2020	2019
	(in millions)
Beginning of year	$1,286	$904
Less: Specialty insurance premium receivable	2	1
Financial guaranty insurance premiums receivable	1,284	903
Gross written premiums on new business, net of commissions	67	41
Gross premiums received, net of commissions	(60)	(54)
Adjustments:
Changes in the expected term	(4)	(4)
Accretion of discount, net of commissions on assumed business	3	1
Foreign exchange gain (loss) on remeasurement	(58)	9
Financial guaranty insurance premium receivable (1)	1,232	896
Specialty insurance premium receivable	1	1
March 31,	$1,233	$897
____________________

(1)	Excludes $7 million and $8 million as of March 31, 2020 and March 31, 2019, respectively, related to consolidated FG VIEs.

Approximately 78% of installment premiums at both March 31, 2020 and December 31, 2019 are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of March 31, 2020
(in millions)
2020 (April 1 - June 30)	$50
2020 (July 1 - September 30)	36
2020 (October 1 - December 31)	18
2021	90
2022	92
2023	80
2024	78
2025-2029	337
2030-2034	235
2035-2039	149
After 2039	338
Total (1)	$1,503
 ____________________

(1)	Excludes expected cash collections on consolidated FG VIEs of $8 million.

The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of March 31, 2020
(in millions)
2020 (April 1 - June 30)	$80
2020 (July 1 - September 30)	78
2020 (October 1 - December 31)	76
Subtotal 2020	234
2021	287
2022	265
2023	246
2024	229
2025-2029	914
2030-2034	641
2035-2039	376
After 2039	507
Net deferred premium revenue (1)	3,699
Future accretion	262
Total future net earned premiums	$3,961
 ____________________

(1)	Excludes net earned premiums on consolidated FG VIEs of $46 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of March 31, 2020	As of December 31, 2019
	(dollars in millions)
Premiums receivable, net of commission payable	$1,232	$1,284
Gross deferred premium revenue	1,635	1,637
Weighted-average risk-free rate used to discount premiums	1.7%	1.7%
Weighted-average period of premiums receivable (in years)	13.2	13.3

Financial Guaranty Insurance Losses

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 1.39% with a weighted average of 0.64% as of March 31, 2020 and 0.00% to 2.45% with a weighted average of 1.94% as of December 31, 2019.

Net Reserve (Salvage)

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Public finance:
U.S. public finance	$291	$328
Non-U.S. public finance	5	5
Public finance	296	333
Structured finance:
U.S. RMBS (1)	(110)	(78)
Other structured finance	40	40
Structured finance	(70)	(38)
Total	$226	$295
____________________

(1)	Excludes net reserves of $35 million and $33 million as of March 31, 2020 and December 31, 2019, respectively, related to consolidated FG VIEs.
Components of Net Reserves (Salvage)

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Loss and LAE reserve	$1,050	$1,050
Reinsurance recoverable on unpaid losses (1)	(35)	(38)
Loss and LAE reserve, net	1,015	1,012
Salvage and subrogation recoverable	(820)	(747)
Salvage and subrogation reinsurance payable (2)	31	30
Salvage and subrogation recoverable, net, and other recoverable	(789)	(717)
Net reserves (salvage)	$226	$295
____________________

(1)	Recorded as a component of other assets in the condensed consolidated balance sheets.

(2)	Recorded as a component of other liabilities in the condensed consolidated balance sheets.

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
Financial Guaranty Insurance Contracts

As of March 31, 2020
(in millions)
Net expected loss to be paid - financial guaranty insurance	$607
Contra-paid, net	44
Salvage and subrogation recoverable, net, and other recoverable	789
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,013)
Net expected loss to be expensed (present value) (1)	$427
____________________
(1)    Excludes $33 million as of March 31, 2020, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2020
(in millions)
2020 (April 1 - June 30)	$9
2020 (July 1 - September 30)	9
2020 (October 1 - December 31)	9
Subtotal 2020	27
2021	35
2022	35
2023	33
2024	32
2025-2029	134
2030-2034	90
2035-2039	32
After 2039	9
Net expected loss to be expensed	427
Future accretion	59
Total expected future loss and LAE	$486

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	First Quarter
	2020	2019
	(in millions)
Public finance:
U.S. public finance	$59	$70
Non-U.S. public finance	—	—
Public finance	59	70
Structured finance:
U.S. RMBS (1)	(42)	(27)
Other structured finance	3	3
Structured finance	(39)	(24)
Loss and LAE	$20	$46

____________________

(1)	Excludes a loss of $6 million and a benefit of $1 million for First Quarter 2020 and 2019 respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2020

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	109	(6)	22	—	128	(7)	259	—	259
Remaining weighted-average period (in years)	7.7	5.0	16.9	—	9.5	8.0	9.5	—	9.5
Outstanding exposure:
Par	$2,433	$(53)	$549	$—	$5,353	$(170)	$8,112	$—	$8,112
Interest	980	(15)	459	—	2,351	(64)	3,711	—	3,711
Total (2)	$3,413	$(68)	$1,008	$—	$7,704	$(234)	$11,823	$—	$11,823
Expected cash outflows (inflows)	$163	$(3)	$77	$—	$3,984	$(128)	$4,093	$(260)	$3,833
Potential recoveries (3)	(629)	21	(5)	—	(2,846)	105	(3,354)	187	(3,167)
Subtotal	(466)	18	72	—	1,138	(23)	739	(73)	666
Discount	21	—	(12)	—	(76)	(1)	(68)	9	(59)
Present value of expected cash flows	$(445)	$18	$60	$—	$1,062	$(24)	$671	$(64)	$607
Deferred premium revenue	$144	$(1)	$25	$—	$466	$(4)	$630	$(46)	$584
Reserves (salvage)	$(480)	$18	$42	$—	$701	$(22)	$259	$(35)	$224

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2019

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	121	(6)	24	—	131	(7)	276	—	276
Remaining weighted-average period (in years)	8.0	5.2	17.0	—	9.7	8.3	9.7	—	9.7
Outstanding exposure:
Par	$2,654	$(54)	$561	$—	$5,386	$(170)	$8,377	$—	$8,377
Interest	1,149	(15)	481	—	2,507	(73)	4,049	—	4,049
Total (2)	$3,803	$(69)	$1,042	$—	$7,893	$(243)	$12,426	$—	$12,426
Expected cash outflows (inflows)	$135	$(3)	$84	$—	$4,185	$(132)	$4,269	$(264)	$4,005
Potential recoveries (3)	(598)	21	(10)	—	(2,926)	107	(3,406)	189	(3,217)
Subtotal	(463)	18	74	—	1,259	(25)	863	(75)	788
Discount	54	(1)	(21)	—	(151)	(3)	(122)	17	(105)
Present value of expected cash flows	$(409)	$17	$53	$—	$1,108	$(28)	$741	$(58)	$683
Deferred premium revenue	$142	$(1)	$34	$—	$480	$(4)	$651	$(48)	$603
Reserves (salvage)	$(441)	$17	$35	$—	$742	$(25)	$328	$(33)	$295
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

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Contracts Accounted for as Insurance, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

7.	Reinsurance

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

As of March 31, 2020, if each third party company ceding business to any of the Company's insurance subsidiaries had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $41 million and $254 million, respectively.

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

In April 2020, the Company reassumed $336 million in par from its largest remaining legacy third party financial guaranty reinsurer. This represents 27% of the Company's ceded financial guaranty par outstanding as of March 31, 2020.

Specialty Business

The Company, through AGRO, assumes specialty business from third party insurers (Assumed Specialty Business). It also cedes and retrocedes some of its specialty business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) below "A" would require AGRO to post, as of March 31, 2020, an estimated $0.1 million of collateral in respect of certain of its Assumed Specialty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of March 31, 2020, an estimated $13 million of collateral in respect of a different portion of AGRO’s Assumed Specialty Business. AGRO’s ceded/retroceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded/retroceded business upon certain triggering events, such as reinsurer rating downgrades.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the condensed consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and specialty).

Effect of Reinsurance on Statement of Operations

	First Quarter
	2020	2019

Premiums Written:
Direct	$64	$39
Assumed	—	—
Ceded (1)	—	15
Net	$64	$54
Premiums Earned:
Direct	$94	$105
Assumed	10	15
Ceded	(1)	(2)
Net	$103	$118
Loss and LAE:
Direct	$8	$54
Assumed	12	1
Ceded	—	(9)
Net	$20	$46
____________________

(1)	Positive ceded premiums written were due to terminations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Ceded premium payable, net of commissions	$19	$20
Ceded expected loss to be recovered (paid)	7	11
Financial guaranty ceded par outstanding (2)	1,255	1,349
Specialty ceded exposure (see Note 4)	306	303
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of March 31, 2020 and December 31, 2019 was approximately $67 million and $68 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)	Of the total par ceded to unrated or BIG rated reinsurers, $223 million and $224 million is rated BIG as of March 31, 2020 and December 31, 2019, respectively.

8.	Fair Value Measurement

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2020, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There was a transfer of a fixed-maturity security from Level 3 into Level 2 during First Quarter 2020. There were no other transfers into or from Level 3 during the period presented.

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

As of March 31, 2020, the Company used models to price 129 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $961 million. Most Level 3 securities were priced with the assistance of an independent third party. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

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

The fair value of CCS, which is recorded in other assets on the condensed consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC's CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security. The change in fair value of the AGC CCS and AGM CPS are recorded in fair value of gains (losses) on committed capital securities in the condensed consolidated statement of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGC and AGM CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

Supplemental Executive Retirement Plans

The Company classifies the fair value measurement included in the Company's various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the plans (Level 1) or based upon the net asset value (NAV) of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. Change in fair value of these assets is recorded in other operating expenses in the condensed consolidated statement of operations.

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes recorded in the statement of operations. The Company did not enter into CDS with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2020 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.46% to 1.47% at March 31, 2020 and 1.69% to 2.08% at December 31, 2019.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, de minimis amounts, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of March 31, 2020 and December 31, 2019. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for all the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is recorded in "fair value gains (losses) on FG VIEs" in the condensed consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in instrument-specific credit risk (ISCR) which is separately presented in other comprehensive income (OCI). Interest income and interest expense are derived from the trustee reports and also included in "fair value gains (losses) on FG VIEs." The FG VIEs issued securities collateralized by first lien and second lien RMBS as well as loans and receivables.

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

Assets and Liabilities of Consolidated Investment Vehicles

Due to the fact that BlueMountain manages and the insurance companies have an investment in certain Assured Investment Management funds, the Company consolidated one Assured Investment Management managed CLO and three Assured Investment Management funds (collectively, the consolidated investment vehicles). The consolidated Assured Investment Management funds are: AHP Capital Solutions, LP (AHP), AIM Asset Backed Income Fund (US) L.P. (ABIF) and a BlueMountain CLO Warehouse Fund (US) L.P. (CLO Warehouse Fund). CLO Warehouse Fund invested in BlueMountain CLO XXVI Ltd. (CLO XXVI). All four consolidated investment vehicles are accounted for at fair value. See Note 12, Variable Interest Entities.

CLO XXVI is a collateralized financing entity (CFE) under Accounting Standards Codification (ASC) 810, Consolidation, and has elected to measure assets and liabilities using the fair value of its assets, which are more observable. The financial assets of CLO XXVI are all Level 2 assets, and therefore more observable than the fair value of the financial liabilities of CLO XXVI, which are all Level 3 liabilities. As a result, the financial assets of CLO XXVI are measured at fair value and the financial liabilities of CLO XXVI are measured as: (1) the sum of the fair value of the financial assets, and the carrying value of any nonfinancial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).

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

Assets in consolidated Assured Investment Management funds that are carried at fair value primarily consist of corporate loans, CLOs, asset backed securities and other investments. Assets supporting CLO XXVI and certain assets of the consolidated funds are Level 2. The remainder of the invested assets of consolidated funds are Level 3. Liabilities include various tranches of CLO debt and are classified as Level 3 in the fair value hierarchy. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2020

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,204	$—	$4,118	$86
U.S. government and agencies	175	—	175	—
Corporate securities	2,233	—	2,207	26
Mortgage-backed securities:
RMBS	717	—	464	253
Commercial mortgage-backed securities (CMBS)	414	—	414	—
Asset-backed securities	653	—	57	596
Non-U.S. government securities	172	—	172	—
Total fixed-maturity securities	8,568	—	7,607	961
Short-term investments	933	865	68	—
Other invested assets (1)	12	6	—	6
FG VIEs’ assets, at fair value	368	—	—	368
Assets of consolidated investment vehicles	557	—	461	96
Other assets	177	36	38	103
Total assets carried at fair value	$10,615	$907	$8,174	$1,534
Liabilities:
Credit derivative liabilities	$265	$—	$—	$265
FG VIEs’ liabilities with recourse, at fair value	312	—	—	312
FG VIEs’ liabilities without recourse, at fair value	82	—	—	82
Liabilities of consolidated investment vehicles	426	—	—	426
Total liabilities carried at fair value	$1,085	$—	$—	$1,085

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2019

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,340	$—	$4,233	$107
U.S. government and agencies	147	—	147	—
Corporate securities	2,221	—	2,180	41
Mortgage-backed securities:
RMBS	775	—	467	308
CMBS	419	—	419	—
Asset-backed securities	720	—	62	658
Non-U.S. government securities	232	—	232	—
Total fixed-maturity securities	8,854	—	7,740	1,114
Short-term investments	1,268	1,061	207	—
Other invested assets (1)	6	—	—	6
FG VIEs’ assets, at fair value	442	—	—	442
Assets of consolidated investment vehicles	558	—	494	64
Other assets	135	32	45	58
Total assets carried at fair value	$11,263	$1,093	$8,486	$1,684
Liabilities:
Credit derivative liabilities	$191	$—	$—	$191
FG VIEs’ liabilities with recourse, at fair value	367	—	—	367
FG VIEs’ liabilities without recourse, at fair value	102	—	—	102
Liabilities of consolidated investment vehicles	481	—	—	481
Total liabilities carried at fair value	$1,141	$—	$—	$1,141
____________________

(1)	Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2020 and 2019.

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
First Quarter 2020

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Assets of Consolidated Investment Vehicles		Other (7)
	(in millions)
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$64		$55
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	(7)	(1)	3	(1)	7	(1)	(37)	(2)	1	(4)	48	(3)
Other comprehensive income (loss)	(21)		(8)		(47)		(59)		—		—		—
Purchases	—		—		—		—		—		45		—
Sales	—		—		—		(2)		—		—		—
Settlements	(1)		—		(11)		(7)		(37)		(14)		—
Transfers out of Level 3	—		—		—		(1)		—		—		—
Fair value as of March 31, 2020	$86		$26		$253		$596		$368		$96		$103
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of March 31, 2020									$(35)	(2)	$1	(4)	$48	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of March 31, 2020	$(21)		$(8)		$(46)		$(58)

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
First Quarter 2020

			FG VIEs’ Liabilities, at Fair Value
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of Consolidated Investment Vehicles
	(in millions)
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	(77)	(6)	16	(2)	11	(2)	55	(4)
Other comprehensive income (loss)	—		13		—		—
Settlements	—		26		9		—
Fair value as of March 31, 2020	$(262)		$(312)		$(82)		$(426)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of March 31, 2020	$(73)	(6)	$15	(2)	$11	(2)	$55	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of March 31, 2020			$13

Rollforward of Level 3 Assets and Liabilities
At Fair Value on a Recurring Basis
First Quarter 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$77		$(207)		$(517)		$(102)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	(11)	(1)	6	(1)	14	(1)	17	(2)	(9)	(3)	(22)	(6)	(11)	(2)	(4)	(2)
Other comprehensive income (loss)	5		3		5		(9)		—		—		—		—		—
Purchases	—		—		11		10		—		—		—		—		—
Settlements	(1)		—		(13)		(4)		(26)		—		1		23		2
Fair value as of March 31, 2019	$104		$48		$318		$958		$560		$68		$(228)		$(505)		$(104)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of March 31, 2019									$20	(2)	$(9)	(3)	$(21)	(6)	$(11)	(2)	$(3)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held at March 31. 2019	$5		$3		$5		$(8)				$—				$—
 ____________________

(1)	Included in net realized investment gains (losses) and net investment income.

(2)	Included in fair value gains (losses) on FG VIEs.

(3)	Recorded in fair value gains (losses) on CCS, net investment income and other income.

(4)	Recorded in fair value gains (losses) on consolidated investment vehicles.

(5)
Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheet based on net exposure by transaction.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2020

Financial Instrument Description	Fair Value at March 31, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$86	Yield	5.3%	-	41.4%	16.9%

Corporate securities	26	Yield	51.7%

RMBS	253	CPR	3.3%	-	15.0%	6.4%
		CDR	1.5%	-	7.5%	4.9%
		Loss severity	40.0%	-	125.0%	79.0%
		Yield	5.7%	-	8.1%	6.9%
Asset-backed securities:
Life insurance transactions	321	Yield	6.5%

CLOs /Trust preferred securities (TruPS)	240	Yield	2.4%	-	4.4%	3.0%

Others	35	Yield	20.7%

FG VIEs’ assets, at fair value (1)	368	CPR	0.1%	-	18.7%	8.4%
		CDR	1.2%	-	24.9%	4.9%
		Loss severity	40.0%	-	100.0%	74.3%
		Yield	5.1%	-	10.8%	7.2%

Assets of consolidated investment vehicles (3)	96	Discount rate	15.3%	-	27.6%	21.8%
		Market multiple - enterprise/revenue value	0.6x	-	8.6x
		Yield	6.9%	-	21.2%	12.7%

Other assets (1)	100	Implied Yield	5.5%	-	6.3%	5.9%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at March 31, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities:

Credit derivative liabilities, net	$(262)	Year 1 loss estimates	0.0%	-	85.0%	2.3%
		Hedge cost (in basis points (bps))	35.0	-	168.0	67.0
		Bank profit (in bps)	0.0	-	369.0	104.0
		Internal floor (in bps)	9.0	-	30.0	14.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(394)	CPR	0.1%	-	18.7%	8.4%
		CDR	1.2%	-	24.9%	4.9%
		Loss severity	40.0%	-	100.0%	74.3%
		Yield	4.2%	-	10.8%	5.6%

Liabilities of consolidated investment vehicles:
CLO obligations (5)	(426)	Yield	3.8%
		Discount rate	29.0%
___________________

(1)	Discounted cash flow is used as the primary valuation technique.

(2)	Excludes several investments recorded in other invested assets with fair value of $6 million.

(3)	The primary inputs to the valuation are recent market transaction prices, supported by market multiples and yields/discount rates.

(4)
Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of consolidated investment vehicles, where it is calculated as a percentage of fair value.

(5)	See CFE fair value methodology described above for CLO XXVI.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2019

Financial Instrument Description	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$107	Yield	4.5%	-	31.1%	8.5%

Corporate securities	41	Yield	35.9%

RMBS	308	CPR	2.0%	-	15.0%	6.3%
		CDR	1.5%	-	7.0%	4.9%
		Loss severity	40.0%	-	125.0%	78.8%
		Yield	3.7%	-	6.1%	4.8%
Asset-backed securities:
Life insurance transactions	350	Yield	5.8%

CLOs/TruPS	256	Yield	2.5%	-	4.1%	2.9%

Others	52	Yield	2.3%	-	9.4%	9.3%

FG VIEs’ assets, at fair value (1)	442	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	3.0%	-	8.4%	5.2%

Assets of consolidated investment vehicles (3)	64	Discount rate	16.0%	-	28.0%	21.0%
		Market multiple - enterprise/revenue value	0.5x	-	6.7x
		Yield	12.5%

Other assets (1)	52	Implied Yield	5.1%	-	5.8%	5.5%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Liabilities:

Credit derivative liabilities, net	$(185)	Year 1 loss estimates	0.0%	-	46.0%	1.3%
		Hedge cost (in bps)	5.0	-	31.0	11.0
		Bank profit (in bps)	51.0	-	212.0	76.0
		Internal floor (in bps)	30.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(469)	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	2.7%	-	8.4%	4.2%

Liabilities of consolidated investment vehicles:
CLO obligations	(481)	Yield	10.0%
____________________

(1)	Discounted cash flow is used as the primary valuation technique.

(2)	Excludes several investments recorded in other invested assets with fair value of $6 million.

(3)	The primary inputs to the valuation are recent market transaction prices, supported by market multiples and yields/discount rates.

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

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of March 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$1	$2	$1	$2
Other assets (1)	93	93	97	97
Financial guaranty insurance contracts (2)	(2,668)	(4,306)	(2,714)	(4,013)
Long-term debt	(1,221)	(1,510)	(1,235)	(1,573)
Other liabilities (1)	(18)	(18)	(14)	(14)
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

9.    Investments and Cash

Accounting Policy

Refer to Note 1, Business and Basis of Presentation for a description of new accounting guidance adopted as of January 1, 2020 related to the credit impairment of financial assets.

Investment Portfolio

As of March 31, 2020, the majority of the investment portfolio is managed by six outside managers (including Wasmer, Schroeder & Company LLC, in which the Company has a minority interest). The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The externally managed portfolio must maintain a minimum average rating of A+ by S&P or A1 by Moody's.

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

Alternative investments include investing in both equity and debt securities, and include investments in Assured Investment Management funds, additional amounts in other accounts managed in the Assured Investment Management platform, and alternative investments not managed in the Assured Investment Management platform. The insurance subsidiaries currently intend to invest $500 million in Assured Investment Management funds. As of March 31, 2020, the Insurance segment had committed capital to the three consolidated Assured Investment Management funds, of which $192 million has been drawn by the respective Assured Investment Management funds, and which had a fair value of $179 million as of March 31, 2020. The remaining outstanding commitment to the Assured Investment Management funds was $78 million as of March 31, 2020. The undrawn portion is reflected in short-term investments in the table below. All of the Assured Investment Management funds in which the insurance subsidiaries invest were consolidated as of March 31, 2020 and December 31, 2019. See Note 12, Variable Interest Entities. The Company has agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $86 million of the commitment was not funded as of March 31, 2020. The Company has also invested in a limited liability company that owns fuel cells.

Investment Portfolio
Carrying Value

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Fixed-maturity securities (1):
Externally managed	$7,826	$7,978
Internally managed	742	876
Short-term investments	933	1,268
Other invested assets
Equity method investments	108	111
Other	13	7
Total	$9,622	$10,240
____________________

(1)	7.6% and 8.6% of fixed-maturity securities are rated BIG as of March 31, 2020 and December 31, 2019, respectively.

Accrued investment income, which is recorded in other assets, was $83 million and $79 million as of March 31, 2020 and December 31, 2019, respectively. In First Quarter 2020, the Company did not write off any accrued investment income.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of March 31, 2020

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$3,952	$(11)	$269	$(6)	$4,204	$(2)	AA-
U.S. government and agencies	2	160	—	15	—	175	—	AA+
Corporate securities	25	2,292	(39)	58	(78)	2,233	(36)	A
Mortgage-backed securities (4):	0					—
RMBS	8	737	(16)	39	(43)	717	(39)	A
CMBS	4	399	—	15	—	414	—	AAA
Asset-backed securities	7	687	(7)	9	(36)	653	(6)	BBB-
Non-U.S. government securities	2	183	—	1	(12)	172	—	AA
Total fixed-maturity securities	90	8,410	(73)	406	(175)	8,568	(83)	A+
Short-term investments	10	933	—	1	(1)	933	—	AAA
Total	100%	$9,343	$(73)	$407	$(176)	$9,501	$(83)	AA-

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2019

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$4,036	$305	$(1)	$4,340	$40	AA-
U.S. government and agencies	1	137	10	—	147	—	AA+
Corporate securities	23	2,137	103	(19)	2,221	(8)	A
Mortgage-backed securities (4):
RMBS	8	745	37	(7)	775	8	A-
CMBS	4	402	17	—	419	—	AAA
Asset-backed securities	7	684	38	(2)	720	16	BB+
Non-U.S. government securities	2	230	7	(5)	232	3	AA
Total fixed-maturity securities	87	8,371	517	(34)	8,854	59	A+
Short-term investments	13	1,268	—	—	1,268	—	AAA
Total	100%	$9,639	$517	$(34)	$10,122	$59	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI (AOCI).

(3)
Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 44% of mortgage backed securities as of March 31, 2020 and 42% as of December 31, 2019 based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of March 31, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$104	$(4)	$—	$—	$104	$(4)
Corporate securities	679	(29)	68	(13)	747	(42)
Mortgage-backed securities:
RMBS	42	(4)	5	—	47	(4)
CMBS	36	—	3	—	39	—
Asset-backed securities	434	(22)	132	(8)	566	(30)
Non-U.S. government securities	95	(3)	52	(9)	147	(12)
Total	$1,390	$(62)	$260	$(30)	$1,650	$(92)
Number of securities (1)		376		79		430

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position as of March 31, 2020, 57 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $33 million as of March 31, 2020. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2020 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2019, 19 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $25 million as of December 31, 2019. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company determined that the unrealized losses recorded as of December 31, 2019 were not related to credit quality.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2020 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2020

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$300	$300
Due after one year through five years	1,691	1,694
Due after five years through 10 years	2,028	2,037
Due after 10 years	3,255	3,406
Mortgage-backed securities:
RMBS	737	717
CMBS	399	414
Total	$8,410	$8,568

Based on fair value, investments and restricted assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $277 million and $280 million, as of March 31, 2020 and December 31, 2019, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,365 million and $1,502 million, based on fair value as of March 31, 2020 and December 31, 2019, respectively.

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

Net Investment Income

	First Quarter
	2020	2019
	(in millions)
Interest income:
Externally managed	$62	$72
Internally managed	20	28
Interest income	82	100
Investment expenses	(2)	(2)
Net investment income	$80	$98

Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	First Quarter
	2020	2019
	(in millions)
Gross realized gains on available-for-sale securities	$7	$6
Gross realized losses on available-for-sale securities	(1)	(2)
Credit impairments (1)	(11)	(16)
Net realized investment gains (losses) (2)	$(5)	$(12)

____________________

(1)
Credit impairment in First Quarter 2020 related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit loss in First Quarter 2020. Credit impairment in First Quarter 2019 was primarily attributable to OTTI on loss mitigation securities and foreign exchange losses.

(2)	Includes foreign currency gains of $3 million and $1 million for First Quarter 2020 and First Quarter 2019, respectively.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $86 million in First Quarter 2020 and $471 million in First Quarter 2019.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2020 or an OTTI and for which unrealized loss was recognized in OCI for 2019.

Roll Forward of Credit Losses
in the Investment Portfolio

	First Quarter
	2020	2019
	(in millions)
Balance, beginning of period	$—	$185
Effect of adoption of accounting guidance on credit losses on January 1, 2020	62
Additions for credit losses on securities for which credit impairments were not previously recognized	2	—
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	9	12
Balance, end of period	$73	$197

10.	Contracts Accounted for as Credit Derivatives

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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.3 years and 11.5 years as of March 31, 2020 and December 31, 2019, respectively.

Credit Derivatives (1)

	As of March 31, 2020		As of December 31, 2019
	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$2,065	$(112)	$1,942	$(83)
Non-U.S. public finance	2,461	(52)	2,676	(39)
U.S. structured finance	1,156	(89)	1,206	(58)
Non-U.S. structured finance	124	(9)	132	(5)
Total	$5,806	$(262)	$5,956	$(185)

____________________
(1)    Expected recoveries were $13 million as of March 31, 2020 and $4 million as of December 31, 2019.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2020		As of December 31, 2019
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,631	28.1%	$1,730	29.0%
AA	1,702	29.3	1,695	28.5
A	1,127	19.4	1,110	18.6
BBB	1,220	21.0	1,292	21.7
BIG (1)	126	2.2	129	2.2
Credit derivative net par outstanding	$5,806	100.0%	$5,956	100.0%

____________________

(1)	All BIG credit derivatives are U.S. RMBS transactions.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gains (Losses)

	First Quarter
	2020	2019
	(in millions)
Realized gains on credit derivatives	$2	$3
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(2)	(4)
Realized gains (losses) and other settlements	—	(1)
Net unrealized gains (losses)	(77)	(21)
Net change in fair value of credit derivatives	$(77)	$(22)

     During First Quarter 2020, non-credit impairment fair value losses were generated primarily as a result of wider spreads of the underlying collateral and lower discount rates. These were partially offset by gains due to the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased.

During First Quarter 2019, non-credit impairment fair value losses were driven by the decreased cost to buy protection in AGC’s name, as the market cost of AGC’s credit protection decreased during the period.

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

CDS Spread on AGC (in bps)

	As of March 31, 2020	As of December 31, 2019	As of March 31, 2019	As of December 31, 2018
Five-year CDS spread	224	41	74	110
One-year CDS spread	64	9	20	22

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC
Credit Spread

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(478)	$(261)
Plus: Effect of AGC credit spread	216	76
Net fair value of credit derivatives	$(262)	$(185)

The fair value of CDS contracts at March 31, 2020, before considering the benefit applicable to AGC’s credit spreads, is a direct result of the relatively wide credit spreads of certain underlying credits generally due to the long tenor of these credits.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $168 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $168 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of March 31, 2020, AGC did not need to to post collateral to satisfy these requirements.

11.    Asset Management Fees

The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

First Quarter 2020
(in millions)
Management fees:
CLOs (1)	$4
Opportunity funds	2
Wind-down funds	9
Total management fees	15
Reimbursable fund expenses	8
Total asset management fees (2)	$23
_____________________

(1)
To the extent that the Company's wind-down and/or opportunity funds are invested in BlueMountain managed CLOs, BlueMountain may rebate any management fees and/or performance compensation earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by BlueMountain. Gross management fees from CLOs, before rebates, were $10 million.

(2)
There were no performance fees for First Quarter 2020. Performance fees are recorded when the contractual performance criteria have been met and when it is probable that a significant reversal of revenues will not occur in future reporting periods. For opportunity funds, these conditions are met typically close to the end of the fund’s life. The Company's current opportunity funds were not near the end of their harvest period during the quarter, when they would typically earn performance fee.

The Company had management fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $5 million as of March 31, 2020 and management and performance fees receivable of $9 million as of December 31, 2019. The Company had no unearned revenues as of March 31, 2020 and December 31, 2019.

12.	Variable Interest Entities

Financial Guaranty Variable Interest Entities

The Company provides financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but does not act as the servicer or collateral manager for any VIE obligations guaranteed by its insurance subsidiaries. The transaction structure generally provides certain financial protections to the Company. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by the Company), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company's financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that are in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

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

As of March 31, 2020 and December 31, 2019, the Company consolidated 26 and 27 FG VIEs, respectively. During First Quarter 2020 there was one FG VIE that matured. There were no other consolidations or deconsolidations for the periods presented.

The change in the ISCR of the FG VIEs’ assets held as of March 31, 2020 that was recorded in the condensed consolidated statements of operations for First Quarter 2020 was a loss of $3 million. The change in the ISCR of the FG VIEs’ assets was a gain of $6 million for First Quarter 2019. To calculate ISCR, the change in the fair value of the FG VIEs’ assets is allocated between changes that are due to ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield less current expected cash flows discounted at that same original effective yield.

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

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$316	$279
FG VIEs’ liabilities with recourse	49	21
FG VIEs’ liabilities without recourse	30	19
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	53	52
Unpaid principal for FG VIEs’ liabilities with recourse (1)	361	388
____________________

(1)	FG VIEs’ liabilities with recourse will mature at various dates ranging from 2020 to 2038.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$224	$252	$270	$297
U.S. RMBS second lien	62	60	70	70
Total with recourse	286	312	340	367
Without recourse	82	82	102	102
Total	$368	$394	$442	$469

Consolidated Investment Vehicles

Through a jointly owned subsidiary, AGM, AGC and MAC, the U.S. insurance subsidiaries, initially intend to invest $500 million in Assured Investment Management funds. As of March 31, 2020 and December 31, 2019, $192 million and $79 million, respectively, was invested in three separate Assured Investment Management funds: AHP, ABIF and CLO Warehouse Fund. As of March 31, 2020 and December 31, 2019, the fair value of such investments was $179 million and $77 million, respectively. CLO Warehouse Fund invested in the subordinated notes of CLO XXVI.

AHP, ABIF, CLO Warehouse Fund and CLO XXVI (collectively, the consolidated investment vehicles) are VIEs. The Company consolidates these investment vehicles as it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE (through its Assured Investment Management platform asset management subsidiaries) and its level of economic interest in the entities (through its U.S. insurance subsidiaries).

AHP, ABIF and CLO Warehouse Fund are investment companies for accounting purposes and therefore account for their underlying investments at fair value. CLO XXVI is a CFE. Under the practical expedient for CFEs, the Company elected to measure CLO XXVI's assets and liabilities using the fair value of its assets, which are more observable. Changes in the fair value of assets and liabilities of consolidated investment vehicles are recorded in "fair value gains (losses) on consolidated investment vehicles" in the condensed consolidated statements of operations.

As a result of consolidating AHP, ABIF and CLO Warehouse Fund, the Company records noncontrolling interest for the portion of each fund owned by employees and any third party investors. As of March 31, 2020, redeemable employee-owned noncontrolling interest in CLO Warehouse Fund was classified outside of shareholders’ equity, within temporary equity, and non-redeemable employee-owned noncontrolling interest in AHP and ABIF is presented within shareholders' equity in the consolidated balance sheets. As of December 31, 2019, redeemable employee-owned noncontrolling interest, held in ABIF and CLO Warehouse Fund, was classified outside of shareholders' equity, within temporary equity. For AHP, nonredeemable noncontrolling interest is presented within shareholders' equity in the consolidated balance sheets. During First Quarter 2020, redemption features for employee-owned interests in ABIF were amended, resulting in a reclassification from redeemable NCI to non-redeemable noncontrolling interest.

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

Generally, the consolidation of the Company's consolidated investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The consolidated investment vehicles have no net effect on the net income attributable to the Company, other than the economic interest the Company holds in consolidated funds in the Company's Insurance segment. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable noncontrolling interest in the consolidated funds in the Company's consolidated financial statements. Liquidity available at the Company's consolidated investment vehicles is typically not available for corporate liquidity needs, except to the extent of the Company's investment in the fund.

Assets and Liabilities
of Consolidated Investment Vehicles

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Assets:
Cash and restricted cash (1)	$82	$14
Corporate loans of CFE, at fair value	433	494
Corporate loans, at fair value	53	47
Other assets (2)	77	17
Total assets	$645	$572
Liabilities:
CLO obligations of CFE, at fair value (3)	426	481
Other liabilities	5	1
Total liabilities	$431	$482
____________________

(1)	Cash held by consolidated investment vehicles are not available to fund the general liquidity needs of the Company.

(2)	Includes investment in affiliates of $7 million and $9 million as of March 31, 2020 and December 31, 2019, respectively.

(3)
The weighted average maturity and weighted average interest rate of CLO obligations were 6.3 years and 3.8%, respectively, for March 31, 2020 and 12.8 years and 3.8%, respectively, for December 31, 2019. CLO obligations will mature in 2032.

As of March 31, 2020, the consolidated investment vehicles had a commitment to invest $17 million.

Redeemable Noncontrolling Interests in Consolidated Investment Vehicles

First Quarter 2020
(in millions)
Beginning balance	$7
Reallocation of ownership interests	(2)
Contributions to investment vehicles	5
Net loss	(2)
March 31,	$8

Interest income and interest expense are included in "fair value gains (losses) on consolidated investment vehicles." Investment purchases and sales for all consolidated investment vehicles are classified as operating activities, debt issuances and repayments are classified in financing activities.

Effect of Consolidating FG VIEs and Consolidated Investment Vehicles

The effect on the statements of operations and financial condition of consolidating FG VIEs includes (i) changes in fair value gains (losses) on FG VIEs’ assets and liabilities, (ii) the elimination of premiums and losses related to the AGC and AGM FG VIEs’ liabilities with recourse and (iii) the elimination of investment balances related to the Company’s purchase of AGC and AGM insured FG VIEs’ debt. Upon consolidation of a FG VIE, the related insurance and, if applicable, the related investment balances are considered intercompany transactions and therefore eliminated. Such eliminations are included in the table below to present the full effect of consolidating FG VIEs.

The effect on the statements of operations and financial condition of consolidating Assured Investment Management investment vehicles includes (i) changes in fair value of consolidated investment vehicles assets and liabilities, (2) the elimination of the equity in earnings in investees related to the Insurance segment's investments in the consolidated Assured Investment Management funds, (3) the elimination of debt of the CLO XXVI against the assets of the consolidated CLO Warehouse Fund, (4) the recording of noncontrolling interest for the proportion of each consolidated Assured Investment Management fund that is not owned by any other subsidiary of the Company, and (5) the elimination of intercompany asset management fees.

The cash flows generated by the FG VIEs’ assets are classified as cash flows from investing activities. Paydowns of FG VIEs' liabilities are supported by the cash flows generated by FG VIEs’ assets, and for liabilities with recourse, possibly claim payments made by AGM or AGC under its financial guaranty insurance contracts. Paydowns of FG VIEs' liabilities both with and without recourse are classified as cash flows used in financing activities. Interest income, interest expense and other expenses of the FG VIEs’ assets and liabilities are classified as operating cash flows. Claim payments made by AGC and AGM under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation and therefore such claim payments are treated as paydowns of FG VIEs’ liabilities and as a financing activity as opposed to an operating activity of AGM and AGC.

Cash flows of the consolidated investment vehicles attributable to such entities' investment purchases and dispositions, as well as operating expenses of the investment vehicles, are presented as cash flow from operating activities in the condensed consolidated statements of cash flows. Financing activities and capital cash flows to and from investors are presented as financing activities consistent with investment company guidelines.

Effect of Consolidating FG VIEs and Consolidated Investment Vehicles
on the Condensed Consolidated Balance Sheets
Increase (Decrease)

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Assets
Investment portfolio:
Fixed maturity securities and short-term investments	$(34)	$(39)
Equity method investments (1)	(179)	(77)
Total investments	(213)	(116)
Premiums receivable, net of commissions payable	(7)	(7)
Salvage and subrogation recoverable	(9)	(8)
FG VIEs’ assets, at fair value	368	442
Assets of consolidated investment vehicles (1)	645	572
Other assets	(1)	—
Total assets	$783	$883
Liabilities and shareholders’ equity
Unearned premium reserve	$(41)	$(39)
Loss and LAE reserve	(44)	(41)
Deferred tax liabilities	2	—
FG VIEs’ liabilities with recourse, at fair value	312	367
FG VIEs’ liabilities without recourse, at fair value	82	102
Liabilities of consolidated investment vehicles (1)	431	482
Total liabilities	742	871

Redeemable noncontrolling interests in consolidated investment vehicles (1)	8	7

Retained earnings	30	34
Accumulated other comprehensive income	(22)	(35)
Total shareholders’ equity attributable to Assured Guaranty Ltd.	8	(1)
Nonredeemable noncontrolling interests (1)	25	6
Total shareholders’ equity	33	5
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$783	$883
 ____________________

(1)	These line items represent the components of the effect of consolidating Assured Investment Management investment vehicles.

Effect of Consolidating FG VIEs and Consolidated Investment Vehicles
on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	First Quarter
	2020	2019
	(in millions)
Net earned premiums	$(1)	$(3)
Net investment income	(1)	(1)
Asset management fees	(1)	—
Fair value gains (losses) on FG VIEs	(9)	5
Fair value gains (losses) on consolidated investment vehicles	(12)	—
Loss and LAE	6	(1)
Equity in net earnings of investees	10	—
Effect on income before tax	(8)	—
Less: Tax provision (benefit)	(1)	—
Effect on net income (loss)	(7)	—
Effect on redeemable noncontrolling interests	(3)	—
Effect on net income (loss) attributable to AGL	$(4)	$—

Effect of Consolidating FG VIEs and Consolidated Investment Vehicles
on Condensed Consolidated Statements of Cash Flows
Inflows (Outflows)

	First Quarter
	2020	2019
	(in millions)
Effect on cash flows from operating activities	$(67)	$1
Effect on cash flows from investing activities	147	24
Effect on cash flows from financing activities	(12)	(25)
Total effect on cash flows	$68	$—

For First Quarter 2020, the fair value losses on FG VIEs were attributable to price depreciation due to the observed widening in the market spreads for the underlying collateral. The change in fair value of consolidated investment vehicles was a loss of $12 million for First Quarter 2020 attributable to price depreciation on underlying assets. For First Quarter 2019, the primary driver of the gain was price appreciation on the FG VIE assets resulting from improvement in the underlying collateral.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $93 million and liabilities of $23 million as of March 31, 2020, and assets of $91 million and liabilities of $12 million as of December 31, 2019, primarily recorded in the investment portfolio and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

As described in Note 4, Outstanding Insurance Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 18 thousand policies monitored as of March 31, 2020, approximately 16 thousand policies are not within the scope of ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of March 31,

2020 and December 31, 2019, the Company identified 87 and 90 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 26 and 27 FG VIEs as of March 31, 2020 and December 31, 2019, respectively. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 4, Outstanding Insurance Exposure.

The Company manages funds and CLOs that have been determined to be a VIE or voting interest entity, in which the Company concluded that it held no variable interests, through either equity interests held, debt interests held or decision-making fees received by the Assured Investment Management platform subsidiaries. As such, the Company does not consolidate these entities.

13.	Income Taxes

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

The CARES (Coronavirus Aid, Relief, and Economic Security) Act became law on March 27, 2020 and was updated on April 9, 2020. The CARES Act, among other tax changes, accelerates the ability of companies to receive refunds of alternative minimum tax (AMT) credits related to tax years beginning in 2018 and 2019. As a result, the Company has recognized a current tax asset of $12 million of AMT credits that had been recorded as a deferred tax asset as of December 31, 2019.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of March 31, 2020	As of December 31, 2019
	(in millions)
Deferred tax assets (liabilities)	$14	$(17)
Current tax assets (liabilities)	58	47
____________________

(1)	Included in other assets or other liabilities on the condensed consolidated balance sheets.

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

Provision for Income Taxes

The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs, and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2020. A discrete calculation of the provision is calculated for each interim period.

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

Effective Tax Rate Reconciliation

	First Quarter
	2020	2019
	(in millions)
Expected tax provision (benefit)	$(11)	$9
Tax-exempt interest	(4)	(5)
State tax	1	1
Foreign taxes	8	1
Taxes on reinsurance	—	1
Deferred compensation	2	(2)
Other	—	(1)
Total provision (benefit) for income taxes	$(4)	$4
Effective tax rate	7.1%	7.8%

The expected tax provision (benefit) is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2020	2019
	(in millions)
U.S.	$(26)	$35
Bermuda	(7)	16
U.K. and other	(29)	7
Total	$(62)	$58

Revenue by Tax Jurisdiction

	First Quarter
	2020	2019
	(in millions)
U.S.	$93	$149
Bermuda	14	33
U.K. and other	(11)	13
Total	$96	$195

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of March 31, 2020, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2016 to present and is currently under audit for the 2016 tax year. Assured Guaranty Overseas US Holdings Inc. has open tax years of 2016 forward but is not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2017 forward. CIFG Assurance North America Inc., which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2016 to the date of acquisition.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.2 million for First Quarter 2020 and $1 million for the full year 2019. As of both March 31, 2020 and December 31, 2019, the Company has accrued $2 million of interest.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of both March 31, 2020 and December 31, 2019 that would affect the effective tax rate, if recognized, was $17 million.

14.    Commitments and Contingencies

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

In addition, in the ordinary course of their respective businesses, certain of AGL's insurance subsidiaries are involved in litigation with third parties to recover losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See "Exposure to Puerto Rico" section of Note 4, Outstanding Insurance Exposure, for a description of such actions. Also in the ordinary course of their respective business, certain of AGL's investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

The Company also receives subpoenas duces tecum and interrogatories from regulators from time to time.

Litigation

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. The trial, originally scheduled for March 9, 2020, has been postponed due to the COVID-19 pandemic. A status conference is scheduled for May 11, 2020.

15.	Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2020

	Net Unrealized Gains (Losses) on Investments with no credit impairment	Net Unrealized gains (Losses) on Investments with credit impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342
Effect of adoption of accounting guidance on credit losses	62	(62)	—	—	—	—
Other comprehensive income (loss) before reclassifications	(156)	(61)	9	—	—	(208)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	6	(11)	—	—	—	(5)
Net investment income	—	—	—	—	—	—
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	6	(11)	(2)	—	—	(7)
Tax (provision) benefit	—	2	1	—	—	3
Total amount reclassified from AOCI, net of tax	6	(9)	(1)	—	—	(4)
Net current period other comprehensive income (loss)	(162)	(52)	10	—	—	(204)
Balance, March 31, 2020	$252	$(66)	$(17)	$(38)	$7	$138

Changes in Accumulated Other Comprehensive Income by Component
First Quarter 2019

	Net Unrealized Gains (Losses) on Investments with no credit impairment	Net Unrealized gains (Losses) on Investments with credit impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	165	(7)	(2)	—	—	156
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	3	(15)	—	—	—	(12)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	3	(15)	(2)	—	—	(14)
Tax (provision) benefit	(1)	3	—	—	—	2
Total amount reclassified from AOCI, net of tax	2	(12)	(2)	—	—	(12)
Net current period other comprehensive income (loss)	163	5	—	—	—	168
Balance, March 31, 2019	$222	$99	$(31)	$(37)	$8	$261

Share Repurchases

On February 26, 2020, the Board of Directors (the Board) authorized the repurchase of another $250 million of common shares. As of May 7, 2020, the Company was authorized to purchase $239 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2019 (January 1 - March 31)	1,908,605	$79	$41.62
2019 (April 1 - June 30)	2,519,130	111	43.89
2019 (July 1 - September 30)	3,400,677	150	44.11
2019 (October 1 - December 31)	3,335,517	160	47.97
Total 2019	11,163,929	$500	$44.79
2020 (January 1 - March 31)	3,629,410	116	32.03
2020 (April 1 - May 7)	3,311,130	93	28.01
Total 2020	6,940,540	$209	$30.11

16.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2020	2019
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$(55)	$54
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$(55)	$54
Basic shares	92.6	103.0
Basic EPS	$(0.59)	$0.52

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$(55)	$54
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$(55)	$54

Basic shares	92.6	103.0
Dilutive securities:
Options and restricted stock awards	—	1.0
Diluted shares	92.6	104.0
Diluted EPS	$(0.59)	$0.52
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	1.7	—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•
the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, including their impact on the factors listed below;

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
The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in AGL's 2019

Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to AGL's 2019 Annual Report on Form 10-K.

Overview

Beginning in the fourth quarter of 2019, after the acquisition of BlueMountain, the Company realigned its reporting structure to be consistent with how management now views the Company's different business lines. Management views the Company's businesses in two distinct segments: Insurance and Asset Management. The Company's Corporate division activities are presented separately. The Insurance and Asset Management businesses are conducted through separate legal entities, which is the basis on which the results of operations are presented and reviewed by the chief operating decision maker (CODM) to assess performance and allocate resources.

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

In the Asset Management segment, the Company established the Assured Investment Management platform to provide investment advisory services, which include the management of collateralized loan obligations (CLOs) and opportunity funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of March 31, 2020, the Assured Investment Management platform had $16.5 billion of assets under management (AUM) of which $12.6 billion is from CLOs, $1.0 billion is from opportunity funds and $2.9 billion is from wind-down funds. These amounts are inclusive of $257 million that is managed on behalf of the Company's insurance subsidiaries. AUM may be impacted by a wide range of factors, including the condition of the global economy and financial markets, the relative attractiveness of the investment strategies of the Assured Investment Management platform, and regulatory or other governmental policies or actions. For an explanation of how the Company defines and uses the AUM metric and why it provides useful information to investors, please see " -- Results of Operations by Segment -- Asset Management Segment."

Fees in respect of investment advisory services are the largest components of revenues for the Asset Management segment. Assured Investment Management asset managers are compensated for their investment advisory services generally through management fees which are based on AUM. In addition, with respect to CLOs and certain hedge and opportunity funds, Assured Investment Management asset managers may receive performance fees if certain thresholds are met.

The Corporate division consists primarily of interest expense on the debt of Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH), as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

The Company reviews its segment results before giving effect to the consolidation of VIEs. The effect of consolidating VIEs, as well as intersegment eliminations and certain reclassification are presented separately in the Company's reconciliations of segment results to GAAP and non-GAAP measures.

Economic Environment and Impact of COVID-19

A novel coronavirus emerged in Wuhan, China in late 2019 and began to spread beyond China in early 2020. The virus is highly infectious and causes a coronavirus disease, COVID-19, that can be fatal. COVID-19 has been declared a pandemic by the World Health Organization, and its emergence and reactions to it, including various shelter-in-place guidelines and related restrictions, are having a profound effect on the global economy and financial markets. Because of the size and depth of the COVID-19 pandemic and its unknown course and duration, and evolving governmental and private responses to the pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time.

As a consequence of the onset of the COVID-19 pandemic, the positive economic momentum in the U.S. since the beginning of 2016 ended during the three-months ended March 31, 2020 (First Quarter 2020). Global economic activity significantly slowed as a number of U.S. states and nations issued shelter-in-place guidelines and related restrictions. U.S. gross domestic product (GDP) fell at a 4.8% annual rate in the first quarter of the year. In March, the U.S. economy lost 701,000 jobs, the largest loss of jobs since the 2007-2009 recession. The U.S. Department of Labor (DOL) estimated that by the end of March, 7.5 million people were filing for unemployment, an increase of 4.4 million filers from only one week prior. In its release, the DOL stated that this was “the highest level of seasonally adjusted insured unemployment in the history of the seasonally adjusted series. The previous high was 6,635,000 in May of 2009.” By late April, 30 million Americans had filed for unemployment insurance over a six-week period starting mid-March.

The U.S. Government and the Federal Reserve (the Fed) have been responding to the economic shocks brought on by the COVID-19 pandemic and reactions to the pandemic. At the beginning of First Quarter 2020, the target range for the federal funds rate was at 1.50% to 1.75%. On March 3, 2020, the Federal Open Market Committee (FOMC) cut the target range for the federal funds rate by a half of a percentage point to 1% to 1.25% and announced a $1.5 trillion injection into the bond market in an effort to ensure sufficient liquidity. On March 15, 2020, the Fed again lowered the target range for the federal funds rate to 0% - 0.25%, lowering it by another full percentage point.

In addition to the rate cuts, the Fed:

•	Committed to purchase at least $700 billion more in bonds as part of its new quantitative easing measures, including purchasing mortgage-backed securities in an effort to stabilize home loans.

•	Expanded the scope of its Term Asset-Backed Securities Loan Facility (TALF) program to include triple-A rated tranches of both outstanding commercial mortgage-backed securities and newly issued CLOs.

•
Announced that it would be establishing a Municipal Liquidity Facility that would offer up to $500 billion in lending to states and municipalities. The Facility would purchase short-term notes (i.e., notes maturing no later than 36 months from issuance) of “Eligible Issuers”, defined as U.S. States, the District of Columbia, U.S. cities with a population greater than 250,000 people and U.S. counties with a population greater than 500,000 people.

•	Expanded the Primary and Secondary Market Corporate Credit Facilities and the Term Asset-Backed Securities Loan Facility intended to support as much as $850 billion in credit.

•
Established the Money Market Mutual Fund Liquidity Facility, or MMLF, to broaden its program of support for the flow of credit to households and businesses. As part of this, the Federal Reserve Bank of Boston will make loans available to eligible financial institutions secured by high-quality assets purchased by the financial institution from money market mutual funds.

•
Extended U.S. dollar swap lines to other key nations, including Japan, England, Europe, Canada and Switzerland, to ensure those countries have enough dollar reserves on hand, similar to moves the Fed had made in 2008.

•
Unveiled plans to provide $2.3 trillion in loans to support households and local businesses. Created the Paycheck Protection Program (PPP) Liquidity Facility designed to supply “liquidity to participating financial institutions through term financing backed by PPP loans to small businesses” and established the Main Street Lending Program to “ensure credit flows to small and midsize businesses with the purchase of up to $600 billion in loans.”

In late March 2020, the U.S. Congress passed a $2 trillion spending bill called the CARES (Coronavirus Aid, Relief, and Economic Security) Act to blunt the impact of an economic downturn set in motion by the global pandemic. The CARES Act followed the passage of two smaller pieces of legislation by the U.S. Congress focused on the response to the coronavirus (the Coronavirus Preparedness and Response Supplemental Appropriations Act and the Families First Coronavirus Response Act). In late April, Congress passed a nearly $500 billion coronavirus aid-related spending bill.

Volatility in both the fixed-income and equity markets increased dramatically in response to the increased uncertainty. The 20-year AAA Municipal Market Data (MMD) rate and the 30-year AAA MMD rate started First Quarter 2020 at 1.88%.and 2.09%, respectively. Both experienced first quarter lows on March 9 of 1.19% and 1.38%, respectively, and then less than two weeks later, on March 20 and March 23, both rates reached their first quarter highs of 3.18% and 3.37%, respectively. By the end of First Quarter 2020, the rates were very close to where they had started, finishing at 1.8% and 1.99%. See Key Business Strategies, Insurance section below for the impact of the low interest rate environment and relatively tight U.S. municipal credit spreads on the demand for bond insurance. The Dow Jones Industrial Average (DJIA) lost more than 23% of its value in First Quarter 2020, the S&P 500 fell 20%, and the Nasdaq Composite fell more than 14%.

The impact of the COVID-19 pandemic and governmental and private actions taken in response on home prices has yet to emerge. Nationally, home prices in January and February (the latest data available from S&P CoreLogic Case-Shiller) were up, rising 3.9% and 4.2%, respectively, compared to a rise of 3.7% in December. In March, pending home sales fell 20.8% according to the National Association of Realtors. See Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of the residential market assumptions used in determining expected losses for U.S. residential mortgage-backed securities (RMBS).

Direct and indirect consequences of COVID-19 are causing financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, and may result in increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by shelter-in-place guidelines and related restrictions or an economic downturn, are most at risk for increased claims. See Part II, Other Information, Item 1A, Risk Factors, “The Company’s business, liquidity, financial condition and stock price may be adversely affected by the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions.” While, because the size and depth of the

COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses are unknown, the Company cannot predict the ultimate size of the increases in claims and loss reserves that may result from the pandemic, the Company believes its financial guaranty business model is particularly well-suited to withstand global economic disruptions. If an insured obligor defaults, the Company is required to pay only any shortfall in interest and principal on scheduled payment dates; the Company’s policies forbid acceleration of its obligations without its consent. In addition, many of the obligations the Company insures benefit from debt service reserve funds or other funding sources from which interest and principal may be paid during limited periods of stress, providing the obligor with an opportunity to recover. While the Company believes its guaranty may support the market value of an insured obligation in comparison to a similar uninsured obligation, the Company’s ultimate loss on a defaulted insured obligation is not a function of that underlying obligation’s market price. Rather, the Company’s ultimate loss is the sum of all principal and interest payments it makes under its policy less the sum of all reimbursements, subrogation payments and other recoveries it receives from the obligor or any other sources in connection with the obligation. For contracts accounted for as insurance (which constitute 97% of its net par outstanding at March 31, 2020), its expected losses equal the discounted value of all insurance claims it projects paying less the discounted value of all recoveries it expects to receive, on a probability-weighted basis. See Part I, Financial Statements, Note 5, Expected Losses to be Paid.

The nature of the financial guaranty business model, which requires the Company to pay only any shortfall in interest and principal on scheduled payment dates, along with the Company’s liquidity practices, reduce the need of the Company to sell investment assets in periods of market distress. As of March 31, 2020, the Company had $933 million of short-term investments and $139 million of cash. In addition, the Company’s investment portfolio generates cash over time through interest and principal receipts.

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April compared to the prior year, the Company has continued to write new insurance business in the secondary market during this period. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. In addition, rating downgrades or other indicators of reduced financial strength resulting from the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, could reduce the demand for the Company’s insurance products. While a reduction in new insurance business written compared to previous years would be unwelcome since it would impact the Company's net income in future years, it would have a limited impact on the current year’s net income, since the Company earns the premium for a new policy over the term of the policy, often as long as twenty or thirty years. In 2019, for example, only approximately 3% of the premiums the Company earned in 2019 related to new financial guaranty policies it wrote in 2019.

The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may have an adverse impact on the amount of the Company’s AUM, which would reduce the amount of management fees earned by the Company. In addition, the Company’s asset management segment operates in highly competitive markets. The Company’s ability to raise third party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors, and if it performs worse during the COVID-19 pandemic than its competitors, that could impede its ability to raise funds, seek investors and hire and retain professionals, and may also lead to an impairment of goodwill. On the other hand, periods of market volatility may increase the attractiveness of investment managers such as those in the Company’s Assured Investment Management platform, and may provide the Company with opportunities to increase its AUM. In First Quarter 2020, the Company considered the impact of COVID-19 on the Company’s goodwill carrying value associated with the asset management segment, and determined no impairment had occurred.

Over the past several years, the Company’s insured subsidiaries have sought and received permission from their respective regulators to make certain discretionary payments to their holding companies, which has increased the amount of cash available to such holding companies to make investments in the asset management business and, in the case of AGL, to repurchase its common shares. The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may impact the Company’s regulatory capital position and the willingness of the insurance subsidiaries’ regulators to permit discretionary payments to their holding companies, which may result in the Company investing less in the asset management business or making fewer repurchases of its common shares than it had planned. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company’s holding companies’ ability to meet their obligations may be constrained,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company began operating remotely in accordance with its business continuity plan in March, 2020, instituting mandatory work-from-home policies beginning on March 16, 2020, in its U.S. offices, on March 17, 2020, in its U.K. offices, and on March 19, 2020, in its Bermuda office. The Company is providing the services and communications it normally would, and continues to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades. However, the Company’s operations could be disrupted if key members of its senior management or a significant percentage of its workforce or the workforce of its vendors were unable to continue work because of illness, government directives, or otherwise. In addition, the Company’s shift to working from home has made it more dependent on internet and communications access and capabilities and has heightened its risk of cybersecurity attacks. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in such systems could adversely affect the Company’s business,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Performance of Assured Guaranty

Results of operations for First Quarter 2020 include the results of BlueMountain, which was acquired on October 1, 2019.

Financial Results

	First Quarter
	2020	2019
	(in millions)
GAAP Highlights
Net income (loss) attributable to AGL	$(55)	$54
Net income (loss) attributable to AGL per diluted share	(0.59)	0.52
Weighted average diluted shares	92.6	104.0

Adjusted operating income (loss) (1) (2)
Insurance	$85	$111
Asset Management	(9)	—
Corporate	(39)	(25)
Other	(4)	—
Adjusted operating income (loss)	33	86
Adjusted operating income per diluted share (2)	0.36	0.82

Insurance Segment
Gross written premiums (GWP)	$64	$39
Present value of new business production (PVP) (1)	51	42
Gross par written	3,033	2,707
Asset Management Segment
Wind-down funds net outflows	$(875)	$—

	As of March 31, 2020		As of December 31, 2019
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity attributable to AGL	$6,240	$69.35	$6,639	$71.18
Adjusted operating shareholders' equity (1) (3)	6,051	67.25	6,246	66.96
Adjusted book value (1) (4)	8,820	98.02	9,047	96.99
Gain (loss) related to the effect of consolidating VIEs (VIE consolidation) included in adjusted operating shareholders' equity	12	0.14	7	0.07
Gain (loss) related to VIE consolidation included in adjusted book value	2	0.03	(4)	(0.05)
Common shares outstanding (5)	90.0		93.3
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

(2)	"Adjusted operating income" was formerly known as "Non-GAAP operating income."

(3)	"Adjusted operating shareholders' equity" was formerly known as "Non-GAAP operating shareholders' equity."

(4)	"Adjusted book value" was formerly known as "Non-GAAP adjusted book value."

(5)	See "Key Business Strategies – Capital Management" below for information on common share repurchases.

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses such as: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of VIEs, and committed capital securities (CCS), changes in fair value of credit derivatives related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses.

Other factors that drive volatility in net income in the Insurance segment include: changes in expected losses and recoveries, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including credit impairment), changes in foreign exchange rates, the effects of large settlements, commutations, acquisitions, the effects of the Company's various loss mitigation strategies,and changes in the fair value of investments in Assured Investment Management funds. In the Asset Management segment, changes in the fair value of Assured Investment Management funds affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2020	2019
	(in millions)
Revenues:
Net earned premiums	$103	$118
Net investment income	80	98
Asset management fees	23	—
Net realized investment gains (losses)	(5)	(12)
Net change in fair value of credit derivatives	(77)	(22)
Fair value gains (losses) on CCS	48	(9)
Fair value gains (losses) on financial guaranty VIEs	(9)	5
Fair value gains (losses) on consolidated investment vehicles	(12)	—
Foreign exchange gain (loss) on remeasurement	(62)	11
Other income (loss)	7	6
Total revenues	96	195
Expenses:
Loss and loss adjustment expenses (LAE)	20	46
Interest expense	22	23
Amortization of deferred acquisition costs (DAC)	3	6
Employee compensation and benefit expenses	64	41
Other operating expenses	45	23
Total expenses	154	139
Income (loss) before provision for income taxes and equity in net earnings of investees	(58)	56
Equity in net earnings of investees	(4)	2
Income (loss) before income taxes	(62)	58
Provision (benefit) for income taxes	(4)	4
Net income (loss)	(58)	54
Less: Noncontrolling interest	(3)	—
Net income (loss) attributable to AGL	$(55)	$54

First Quarter 2020 Compared with First Quarter 2019

Net income attributable to AGL for First Quarter 2020 was lower compared to the three-month period ended March 31, 2019 (First Quarter 2019) primarily due to:

•	foreign exchange losses on remeasurement in First Quarter 2020 compared with gains in First Quarter 2019,

•	higher fair value losses on credit derivatives in First Quarter 2020,

•	losses in the Asset Management segment and fair value losses in the Assured Investment Management funds, and

•	lower net investment income.

These decreases were offset in part by fair value gains on CCS in First Quarter 2020 compared with losses in First Quarter 2019, and lower loss and LAE in First Quarter 2020.

Shareholders' equity attributable to AGL decreased since December 31, 2019 primarily due to unrealized losses on available for sale investment securities, share repurchases, net loss and dividends. Adjusted operating shareholders' equity decreased in First Quarter 2020 as adjusted operating income was offset mainly by share repurchases and dividends. Adjusted book value decreased in First Quarter 2020 primarily due to share repurchases and dividends, partially offset by net premiums written.

Shareholders' equity attributable to AGL per share decreased in First Quarter 2020 to $69.35, and adjusted operating shareholders' equity per share and adjusted book value per share increased in First Quarter 2020 to $67.25 and $98.02, respectively. In First Quarter 2020, the Company repurchased an additional 3.6 million shares under the share repurchase program that began in 2013. See "Accretive Effect of Cumulative Repurchases" table below.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21% in 2019, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, and no taxes for the Company’s Bermuda Subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate was lower in 2019 due to the proportion of income in different tax jurisdictions.

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

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April compared to the prior year, the Company has continued to write new insurance business in the secondary market during this period. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. In addition, rating downgrades or other indicators of reduced financial strength resulting from the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, could reduce the demand for the Company’s insurance products. While a reduction in new insurance business written compared to previous years would be unwelcome since it would impact the Company's net income in future years, it would have a limited impact on the current year’s net income, since the Company earns the premium for a new policy over the term of the policy, often as along as twenty or thirty years. In 2019, for example, only approximately 3% of the premiums the Company earned in 2019 related to new financial guaranty policies it wrote in 2019.

The Company also considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios. These transactions enable the Company to improve its future earnings and deploy excess capital.

In April 2020, the Company reassumed $336 million in par from its largest remaining legacy third party financial guaranty reinsurer. This represents 27% of the Company's ceded financial guaranty par outstanding as of March 31, 2020.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2020	First Quarter 2019	Year Ended December 31, 2019
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$87.8	$75.6	$406.6
Total insured	$4.8	$3.6	$23.9
Insured by Assured Guaranty	$2.3	$2.0	$14.0
Number of issues:
New municipal bonds issued	2,119	1,811	10,590
Total insured	360	290	1,724
Insured by Assured Guaranty	161	163	839
Bond insurance market penetration based on:
Par	5.5%	4.8%	5.9%
Number of issues	17.0%	16.0%	16.3%
Single A par sold	19.1%	21.8%	21.4%
Single A transactions sold	52.6%	53.4%	54.9%
$25 million and under par sold	20.4%	17.7%	18.1%
$25 million and under transactions sold	20.8%	19.8%	19.7%
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

In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico Electric Power Authority (PREPA) restructuring support agreement and the Puerto Rico Sales Tax Financing Corporation (COFINA) plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 4, Outstanding Insurance Exposure and Insured Portfolio section below.

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

Asset Management

The BlueMountain Acquisition represents a significant increase in the Company's participation in the asset management industry. BlueMountain is a diversified asset manager that serves as investment advisor to CLOs and opportunity funds as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. BlueMountain manages structured finance, credit and special situation investments, with a track record dating back to 2003. BlueMountain underwrites assets and structures investments while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients.
As of March 31, 2020, the Assured Investment Management platform is a top-twenty CLO manager by AUM, as published by CreditFlux, and is led by an experienced CLO and loan research team. BlueMountain and its affiliates have issued 37 CLOs since inception, in both the U.S. and European markets. The CLOs have broad investor distribution with access to a diversified set of global investors. The team has focused on building diversified portfolios with a focus on free cash flow generation and downside protection.

The Company intends to initially invest $500 million of capital in funds managed in the Assured Investment Management platform plus additional amounts in other accounts managed in the Assured Investment Management platform. The Company intends to use these capital investments to (a) launch new products (CLOs, and/or opportunity funds) on the Assured Investment Management platform and (b) enhance the returns of its own investment portfolio. As of March 31, 2020, the Company had invested approximately $192 million of the $500 million it intends to initially invest in Assured Investment Management funds. This capital was invested in three new investment vehicles, with each vehicle dedicated to a single strategy including CLOs, asset-backed finance and healthcare structured capital. These strategies are consistent with the investment strengths of the Assured Investment Management platform and its plans to continue to grow its structured finance strategies.

Over time, the Company seeks to broaden and further diversify its Asset Management segment leading to increased AUM and a fee-generating platform. The Company intends to leverage the Assured Investment Management infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations.

Capital Management

In recent years, the Company has developed several strategies to manage capital within the Assured Guaranty group efficiently.

From 2013 through May 7, 2020, the Company has repurchased 112.7 million common shares for approximately $3,425 million, representing 58% of the total shares outstanding at the beginning of the repurchase program in 2013. On February 26, 2020, the Board of Directors (the Board) authorized an additional $250 million of share repurchases. As of May 7, 2020, the Company had remaining authorization to purchase $239 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 15, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2019	$3,216	105.72	$30.42
2020 (First Quarter)	116	3.63	32.03
2020 (through May 7, 2020)	93	3.31	28.01
Cumulative repurchases since the beginning of 2013	$3,425	112.66	$30.40

Accretive Effect of Cumulative Repurchases (1)

	First Quarter 2020	As of March 31, 2020
	(per share)
Net income (loss) attributable to AGL	NA
Adjusted operating income	0.09
Shareholders' equity attributable to AGL		$21.12
Adjusted operating shareholders' equity		20.03
Adjusted book value		36.86
_________________

(1)	Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013. On a U.S. GAAP basis the Company had a net loss.

The Company considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in First Quarter 2020, AGUS purchased $23 million of par of AGMH's outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $5 million in First Quarter 2020. The Company may choose to make additional purchases of this or other Company debt in the future.

Other Events

Brexit

On June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the European Union (EU), known as “Brexit”. The U.K. government served notice to the European Council on March 29, 2017 of its desire to withdraw in accordance with Article 50 of the Treaty on European Union. As described in Part 1, Item 1, Business, Regulation of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the U.K. parliament has approved a withdrawal agreement with the EU and the U.K. left the EU on January 31, 2020. There is a transition period under the terms of the withdrawal agreement which will end on December 31, 2020. Negotiations will be ongoing during the transition period between the U.K. and EU to determine the wider terms of the U.K.'s future relationship with the EU, including the terms of trade between the U.K. and the EU. If the U.K. and EU fail to agree the U.K.'s future relationship with the EU during the transition period ending on December 31, 2020, there will be considerable uncertainty as to the ongoing terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU, and a likely negative impact on all parties.

LIBOR Sunset

In 2017, the U.K.’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate London Interbank Offered Rate (LIBOR). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. While regulators have suggested substitute rates, including the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR, if it occurs, will be contract-specific. The Company has exposure to LIBOR in three areas of its operations: (i) issuers of obligations the Company insures have obligations, assets and hedges that reference LIBOR, and some of the obligations the Company insures reference LIBOR, (ii) debt issued by the Company's wholly owned subsidiaries AGUS and AGMH currently pay, or will convert to, a floating interest rate tied to LIBOR, and (iii) CCS from which the Company benefits also pay interest tied to LIBOR. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 15, Long-Term Debt and Credit Facilities of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Company has reviewed its insured portfolio to identify insured transactions that it believes may be vulnerable to the transition from LIBOR. The review focused on insured issues that are scheduled or projected to have an outstanding principal balance as of December 31, 2021, the date of LIBOR’s scheduled sunset, and excluded, due to their immateriality, insured issues projected to have an outstanding principal balance of less than $1 million at December 31, 2021. The Company reviewed the language governing the setting of interest rates in the event of unavailability of LIBOR in the governing documents of all below-investment-grade (BIG) insured transactions (except those issues projected to have an outstanding principal balance of less than $1 million at December 31, 2021), which the Company believes are most likely to be vulnerable to issues relating to the setting of interest rates after the sunset of LIBOR. The Company has also reviewed relevant language in the documents relating to the debt issued by the Company and the CCS that benefit the Company. As a significant portion of these securities are likely to become fixed rate in December 2021, the initial benefit or harm of the sunset of LIBOR depends on the level of interest rates at such time. Also, whatever interest rate is set by the party responsible for calculating the interest rate may be challenged in the court by other parties in interest. The Company has initiated a dialogue with relevant trustees, calculation agents, auction agents, servicers and other parties responsible for implementing the rate change in these transactions. Most have not yet committed to a course of action.

Given the lack of clarity on decisions that parties responsible for calculating interest rates will make and the reaction of impacted parties as well as the unknown level of interest rates when the change occurs, the Company cannot at this time predict the impact of the discontinuance of LIBOR, if it occurs, on every obligor and obligation the Company enhances or on its own debt issuances. For more information, see the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part 1, Item 1A, Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Results of Operations

Business Segments

The Company reports its results of operations consistent with the manner in which the Company's CODM reviews the business to assess performance and allocate resources. Prior to the BlueMountain Acquisition on October 1, 2019, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in the fourth quarter of 2019, with the BlueMountain Acquisition and expansion into the asset management business, the Company now operates in two distinct segments, Insurance and Asset Management. The Company calls its Asset Management segment its "Assured Investment Management" platform. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the financial guaranty (FG) VIEs and investment vehicles. See Item 1. Financial Statement, Note 12, Variable Interest Entities.

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

The Asset Management segment consists of the Company's Assured Investment Management platform subsidiaries, which provide asset management services to outside investors as well as to the Company's Insurance segment. The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross, as components of asset management fees and other operating expenses.

The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH, as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

Other items consist of intersegment eliminations, reclassification of asset management reimbursable expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain Assured Investment Management investment vehicles in which Insurance segment invests.

The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

The Company analyzes the operating performance of each segment using "adjusted operating income." See “-- Non-GAAP Financial Measures -- Adjusted Operating Income” below for definition of "adjusted operating income" (formerly known as non-GAAP operating income) and Item 1, Financial Statements, Note 3, Segment Information. Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles; however the effect of consolidating such entities, including the related eliminations, is included in the "other" column in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

The following table summarizes adjusted operating income from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. See also Item 1, Financial Statements, Note 3, Segment Information.

	First Quarter
	2020	2019
	(in millions)
Adjusted operating income (loss) by segment:
Insurance	$85	$111
Asset management	(9)	—
Corporate	(39)	(25)
Other	(4)	—
Adjusted operating income (loss)	$33	$86
Reconciling items from adjusted operating income to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments	$(5)	$(12)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(88)	(28)
Fair value gains (losses) on CCS	48	(9)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(57)	9
Total pre-tax adjustments	(102)	(40)
Plus tax effect on pre-tax adjustments	14	8
Net income (loss) attributable to AGL	$(55)	$54

Results of Operations by Segment

Insurance Segment Results

Insurance Results

	First Quarter
	2020	2019
	(in millions)
Revenues
Net earned premiums and credit derivative revenues	$107	$126
Net investment income	83	99
Other income (loss)	6	9
Total revenues	196	234
Expenses
Loss expense	18	44
Amortization of DAC	3	6
Employee compensation and benefit expenses	41	37
Other operating expenses	22	20
Total expenses	84	107
Equity in net earnings of investees (1)	(9)	1
Adjusted operating income (loss) before income taxes	103	128
Provision (benefit) for income taxes	18	17
Adjusted operating income (loss)	$85	$111
____________________

(1)
Includes interest income of $1 million related to CLO Warehouse Fund (US) L.P. (CLO Warehouse Fund) and AIM Asset Backed Income Fund (US) L.P. (ABIF) investments in debt securities in First Quarter 2020.

Insurance New Business Production

Gross Written Premiums and
New Business Production

	First Quarter
	2020	2019
	(in millions)
GWP
Public Finance—U.S.	$29	$30
Public Finance—non-U.S.	34	2
Structured Finance—U.S.	1	6
Structured Finance—non-U.S.	—	1
Total GWP	$64	$39
PVP (1):
Public Finance—U.S.	$29	$32
Public Finance—non-U.S.	21	4
Structured Finance—U.S.	1	5
Structured Finance—non-U.S.	—	1
Total PVP	$51	$42
Gross Par Written (1):
Public Finance—U.S.	$2,641	$2,016
Public Finance—non-U.S.	377	176
Structured Finance—U.S.	15	494
Structured Finance—non-U.S.	—	21
Total gross par written	$3,033	$2,707
Average rating on new business written	BBB+	A
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

GWP relates to both financial guaranty insurance and specialty insurance and reinsurance contracts. Financial guaranty GWP includes amounts collected upfront on new business written, the present value of future premiums on new business written (discounted at risk-free rates), as well as the effects of changes in the estimated lives of transactions in the inforce book of business. Specialty insurance and reinsurance GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore not included in GWP. The non-GAAP measure, PVP, on the other hand, includes upfront premiums and the present value of estimated future installments on new business at the time of issuance for all contracts whether in insurance or credit derivative form, discounted at a pre-tax book yield. See Non-GAAP Financial Measures below.

First Quarter 2020

The increases in GWP and PVP were attributable to non-U.S. public finance new business, including a guaranty of a solar bond transaction in Spain, written by the Company's new French subsidiary, Assured Guaranty (Europe) SA , as well as additional premiums upon the conversion of several existing transactions from CDS to financial guaranty insurance contracts. The Company has consistently written new non-U.S. public finance business every quarter since the end of 2015.

Business activity in the international infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

The volatility and dislocation in the municipal finance market in the U.S. caused by the COVID-19 pandemic resulted in the Company issuing a reduced number of new insurance policies in late March. However, First Quarter 2020 U.S. public finance GWP was $29 million, only slightly lower compared with First Quarter 2019 GWP of $30 million. Similarly, PVP was $29 million in First Quarter 2020, compared with PVP of $32 million in First Quarter 2019.

    Net Earned Premiums and Credit Derivative Revenues

Premiums are earned over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts. The Company estimates remaining expected lives of its insured obligations and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See Item 1, Financial Statements, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information. Credit derivative revenue represents realized gains on credit derivatives representing premiums received and receivable.

Net earned premiums due to accelerations are attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company's contractual rights to make claim payments on an accelerated basis.

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

Net Earned Premiums and Credit Derivative Revenues

	First Quarter
	2020	2019
	(in millions)
Financial guaranty insurance:		71
Public finance
Scheduled net earned premiums	$70	$71
Accelerations:
Refundings	15	27
Terminations	—	—
Total accelerations	15	27
Total public finance	85	98
Structured finance
Scheduled net earned premiums	18	23
Terminations	—	(1)
Total structured finance	18	22
Specialty insurance and reinsurance	1	1
Total net earned premiums	$104	$121
Credit derivative revenues	3	5
Total net earned premiums and credit derivative revenue	$107	$126

Net earned premiums decreased in First Quarter 2020 compared with First Quarter 2019 primarily due to reduction in accelerations from refundings, as well as the scheduled decline in net par outstanding. At March 31, 2020, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Credit derivative revenues have declined in First Quarter 2020 compared with First Quarter 2019 primarily due to the decline in the net par outstanding. The Company has not written new credit derivatives since 2009. Other than credit derivatives acquired in business combinations and reinsurance agreements, or as part of loss mitigation strategies, credit derivative exposure is expected to decline.

Net Investment Income and Equity in Net Earnings of Investees

Net investment income is a function of the yield earned and the size of the investment portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income in the Insurance segment represents income earned on the available for sale portfolio, short-term investments and other invested assets, other than equity method investments. Equity method investments in the Insurance segment include the insurance companies' investments in Assured Investment Management funds, as well as other direct investments. The income (loss) on such investments is presented as a separate line item, "equity in earnings of investees." The Company currently intends to invest up to $500 million in Assured Investment Management funds, and as of March 31, 2020 had invested $192 million.

Net Investment Income and Equity in Net Earnings of Investees

	First Quarter
	2020	2019
	(in millions)
Income from fixed-maturity securities managed by third parties	$62	$73
Income from internally managed securities	20	27
Interest income from intercompany loans	3	1
Gross investment income	85	101
Investment expenses	(2)	(2)
Net investment income	$83	$99

Fair value gains (losses) on Assured Investment Management funds	$(10)	$—
Other	1	1
Equity in net earnings of investees (1)	(9)	1
____________________

(1)	Includes interest of $1 million related to CLO Warehouse Fund and ABIF investments in debt securities in First Quarter 2020.

Net investment income for First Quarter 2020 decreased compared to First Quarter 2019 primarily due to a decrease in the average asset balances in the investment portfolio. The overall pre-tax book yield was 3.41% as of March 31, 2020 and 3.88% as of March 31, 2019. Excluding the internally managed portfolio, pre-tax book yield was 3.14% as of March 31, 2020 and 3.26% as of March 31, 2019.

The fair value losses on Assured Investment Management funds in First Quarter 2020 were primarily attributable to price depreciation on the underlying assets of the CLO Warehouse Fund and ABIF funds due to volatility and dislocation in the market.

Other Income (Loss)

Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

Other Income (Loss)

	First Quarter
	2020	2019
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$(5)	$1
Other	11	8
Total other income (loss)	$6	$9
 ____________________

(1)	Primarily related to cash.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of assumptions and methodologies used in calculating the expected loss to be paid for all contracts and the accounting policies for measurement and recognition under GAAP for each type of contract, see the notes listed below in Part II. Item 8, Financial Statements and Supplementary Data, of the Company's 2019 Annual Report on Form 10-K:

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

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid/ (Recovered)		Net Economic Loss Development/ (Benefit)
	As of		First Quarter
	March 31, 2020	December 31, 2019	2020	2019
	(in millions)
Insurance	$609	$683	$(1)	$10
FG VIEs	64	58	6	(10)
Credit derivatives	(13)	(4)	(8)	(2)
Total	$660	$737	$(3)	$(2)

Net exposure rated BIG	$8,268	$8,506

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid/(Recovered)		Net Economic Loss Development/(Benefit)
	As of		First Quarter
	March 31, 2020	December 31, 2019	2020	2019
	(in millions)
U.S. public finance	$493	$531	$56	$62
Non-U.S. public finance	26	23	3	(1)
Structured finance
U.S. RMBS	104	146	(63)	(65)
Other structured finance	37	37	1	2
Structured finance	141	183	(62)	(63)
Total	$660	$737	$(3)	$(2)

Effect of changes in the risk-free rates included in economic loss development (benefit)			$31	$(4)

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of March 31, 2020	0.00%	-	1.39%	0.64%
As of December 31, 2019	0.00%	-	2.45%	1.94%
As of March 31, 2019	0.00%	-	2.87%	2.46%
As of December 31, 2018	0.00%	-	3.06%	2.74%

First Quarter 2020 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.6 billion as of March 31, 2020 compared with $5.8 billion as of December 31, 2019. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2020 will be $493 million, compared with $531 million as of December 31, 2019. Economic loss development on U.S. exposures in First Quarter 2020 was $56 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $3 million for non-U.S. exposures during First Quarter 2020 due to the weaker outlook of the performance of a troubled U.K. road.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $63 million and was mainly related to higher excess spread on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to LIBOR, which decreased in First Quarter 2020. The economic development attributable to changes in discount rates was a loss of $32 million in First Quarter 2020.

See Item 1, Financial Statements, Note 5, Expected Loss to be Paid for additional information.

First Quarter 2019 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $6.1 billion as of March 31, 2019 compared with $6.4 billion as of December 31, 2018. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2019 would be $666 million, compared with $832 million as of December 31, 2018. Economic loss development on U.S. exposures in First Quarter 2019 was $62 million, which was primarily attributable to Puerto Rico exposures.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $65 million and was mainly related to improved performance in certain second lien transactions.

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

Loss and LAE reported in the Insurance segment adjusted operating income (i.e., adjusted loss and LAE) includes loss and LAE on financial guaranty insurance contracts (without giving effect to eliminations related to consolidation of FG VIEs), plus credit derivative losses.

For financial guaranty insurance contracts, each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in income for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in a business combination or seasoned portfolios assumed from legacy financial guaranty insurers generally have the largest deferred premium revenue balances. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to those policies.

The amount of loss and LAE recognized in the Insurance segment income, which includes all policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis.

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

Insurance Segment
Loss and LAE (Benefit)

	First Quarter
	2020	2019
	(in millions)
U.S. public finance	$59	$70
Structured finance
U.S. RMBS	(44)	(29)
Other structured finance	3	3
Structured finance	(41)	(26)
Total loss and LAE (benefit)	$18	$44

The primary components of the Insurance segment loss and LAE expense were as follows:

•	Loss and LAE in First Quarter 2020 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on first lien U.S. RMBS exposures.

•	Loss and LAE in First Quarter 2019 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures.

For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 6, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Compensation, Benefits, Other Operating Expenses and Amortization of DAC

First Quarter 2020 compared with First Quarter 2019: Employee compensation and benefit expenses increased in First Quarter 2020 compared with First Quarter 2019 primarily due to higher severance and bonus expenses. Amortization of DAC was lower in First Quarter 2020 compared with First Quarter 2019 primarily due to a decrease in accelerations of net earned premiums due to refundings.

Asset Management Segment Results

Asset Management Results

First Quarter
2020
(in millions)
Revenues
Management fees:
CLOs	$5
Opportunity funds	2
Wind-down funds	9
Total management fees (1)	16
Other income	1
Total revenues	17
Expenses
Amortization of intangible assets	3
Employee compensation and benefit expenses	18
Other operating expenses	7
Total expenses	28
Adjusted operating income (loss) before income taxes	(11)
Provision (benefit) for income taxes	(2)
Adjusted operating income (loss)	$(9)
_____________________

(1)
The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross, as components of asset management fees and other operating expenses.

Asset Management Fees

Management fees from CLOs are the net management fees that BlueMountain retains after rebating the portion of these fees that pertains to the CLO equity that is held directly by Assured Investment Management funds. Gross management fees from CLOs, before rebates to Assured Investment Management funds, were $10 million for the First Quarter 2020.
Management fees from opportunity funds for the quarter are mainly attributable to a previously established opportunity fund, along with two new opportunity funds that primarily represent $216 million in AUM of the Company's insurance subsidiaries.
There were no performance fees recognized in the First Quarter 2020. Funds that do not hit high water marks or return hurdles are not eligible to receive performance fees for the year. Performance fees are recorded when the contractual performance criteria have been met and when it is probable that a significant reversal of revenues will not occur in future reporting periods. For opportunity funds, these conditions are met typically close to the end of the fund’s life. The Company's current opportunity funds were not near the end of their harvest period during the quarter, when they would typically earn performance fee.

Expenses

Expenses primarily consist of employee compensation and benefits, and also include other operating expenses primarily consisting of depreciation and amortization related to the leases held by BlueMountain in New York and London. Amortization of finite-lived intangible assets, which mainly consist of BlueMountain's CLO and investment management contracts and its CLO distribution network, was $3 million during First Quarter 2020.
Assets Under Management

The Company uses AUM as a metric to measure progress in its Asset Management segment. The Company uses measures of its AUM in its decision making process and intends to use a measure of change in AUM in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

•	the net asset value of the opportunity and wind-down funds plus any unfunded commitments; and

•
the amount of aggregate collateral balance and principal cash of BlueMountain's CLOs, including CLO equity that may be held by Assured Investment Management funds. This also includes CLO assets managed by BlueMountain Fuji Management, LLC (BM Fuji). BlueMountain is not the investment manager of BM Fuji CLOs, but rather has entered into a services agreement and a secondment agreement with BM Fuji pursuant to which BlueMountain provides certain services associated with the management of BM Fuji-advised CLOs and acts in the capacity of service provider.

The Company's calculation of AUM may differ from the calculation employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. The calculation also differs from the manner in which BlueMountain affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.

The Company also uses several other measurements of AUM to understand and measure its AUM in more detail and for various purposes, including its relative position in the market and its income and income potential:

•
“Third-party assets under management” or “3rd Party AUM” refers to the assets BlueMountain manages or advises on behalf of third-party investors. This includes current and former employee investments in Assured Investment Management funds. For CLOs, this also includes CLO equity that may be held by Assured Investment Management funds funds.

•
“Intercompany assets under management” or “Intercompany AUM” refers to the assets BlueMountain manages or advises on behalf of the Company. This includes investments from affiliates of Assured Guaranty along with general partners' investments of BlueMountain (or its affiliates) into the funds.

•	“Funded assets under management” or “Funded AUM” refers to assets that have been deployed or invested into the funds or CLOs.

•	“Unfunded assets under management” or “Unfunded AUM” refers to unfunded capital commitments from closed-end funds and CLO warehouse fund.

•	“Fee earning assets under management” or “Fee Earning AUM” refers to assets where BlueMountain collects fees and has elected not to waive or rebate fees to investors.

•
“Non-fee earning assets under management” or “Non-Fee Earning AUM” refers to assets where BlueMountain does not collect fees or has elected to waive or rebate fees to investors. BlueMountain reserves the right to waive some or all fees for certain investors, including investors affiliated with BlueMountain and/or the Company. Further, to the extent that the Company's wind-down and/or opportunity funds are invested in BlueMountain managed CLOs, BlueMountain may rebate any management fees and/or performance compensation earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by BlueMountain.

Assets Under Management

	CLOs	Opportunity Funds	Wind-Down Funds	Total
	(in millions)
Rollforward:
AUM, December 31, 2019	$12,758	$1,023	$4,046	$17,827

Inflows	—	88	—	88
Outflows:
Redemptions	—	—	—	—
Distributions	(67)	(85)	(875)	(1,027)
Total outflows	(67)	(85)	(875)	(1,027)
Net flows	(67)	3	(875)	(939)
Change in fund value	(46)	(57)	(306)	(409)
AUM, March 31, 2020 (1)	$12,645	$969	$2,865	$16,479

As of March 31, 2020:
Funded AUM	$12,634	$849	$2,843	$16,326
Unfunded AUM	11	120	22	153

Fee Earning AUM	$6,038	$814	$2,601	$9,453
Non-Fee Earning AUM	6,607	155	264	7,026

As of December 31, 2019:
Funded AUM	$12,721	$796	$3,980	$17,497
Unfunded AUM	37	227	66	330

Fee Earning AUM	$3,438	$695	$3,838	$7,971
Non-Fee Earning AUM	9,320	328	208	9,856
_____________________

(1)	Includes AUM of the insurance company subsidiaries (intercompany AUM) of $216 million in opportunity funds and $41 million in the CLO Warehouse Fund.

CLO AUM includes CLO equity that is held by various Assured Investment Management funds of $259 million as of March 31, 2020, and $536 million as of December 31, 2019. This CLO equity corresponds to the majority of the non-fee earning CLO AUM, as BlueMountain typically rebates the CLO fees back to Assured Investment Management funds. Prior to the market dislocation caused by the COVID-19 pandemic in March, Assured Investment Management funds sold CLO equity, which contributed to the increase in fee earning AUM from $7,971 million as of December 31, 2019 to $9,453 million as of March 31, 2020.

Net outflows were $939 million, primarily driven by the return of capital in wind-down funds, which includes funds that are in their harvest period, partially offset by additional subscriptions into two opportunity funds focused on asset-backed finance and healthcare structured capital strategies. The new funds launched in the fourth quarter of 2019 and were primarily funded with capital from the Insurance segment.

Corporate Division Results

Corporate Results

	First Quarter
	2020	2019
	(in millions)
Revenues
Net investment income	$1	$1
Loss on extinguishment of debt	(5)	(1)
Total revenues	(4)	—
Expenses
Interest expense	25	24
Employee compensation and benefit expenses	5	4
Other operating expenses	5	3
Total expenses	35	31
Equity in net earnings of investees	(5)	1
Adjusted operating income (loss) before income taxes	(44)	(30)
Provision (benefit) for income taxes	(5)	(5)
Adjusted operating income (loss)	$(39)	$(25)

The loss on extinguishment of debt, recorded in other income, is related to AGUS's purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Interest expense relates to debt issued by AGUS and AGMH. The increase in interest expense was due the $250 million debt from Assured Guaranty Municipal Corp. (AGM), Assured Guaranty Corp. (AGC) and Municipal Assurance Corp. (MAC) in October 2019 in connection with the BlueMountain acquisition, which was partially offset by a decrease in interest expense due to AGUS's purchase of $23 million in principal of AGMH's debt.

Compensation and benefits expenses allocated to the Corporate division are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

Equity in net earnings of investees was a loss in First Quarter 2020 due to a write down of AGUS' investment in an investment firm that provides investment banking services in the global infrastructure sector.

Other

Other consists of intersegment eliminations, reclassifications of reimbursable fund expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain Assured Investment Management investment vehicles in which the Insurance segment invests. The net effect on adjusted operating income (loss) of these items was a loss of $4 million in First Quarter 2020 and de minimis in First Quarter 2019. See Item 1, Financial Statements, Note 3, Segment Information.

VIE Consolidation Effect on
Net Income (Loss) Attributable to AGL

	First Quarter
	2020	2019
	(in millions)
Effect of consolidating:
FG VIEs	$(4)	$—
Investment vehicles	—	—
VIE consolidation effect	$(4)	$—

The types of VIEs the Company consolidates when it is deemed to be the primary beneficiary include (1) entities whose debt obligations the insurance subsidiaries insure, and (2) investment vehicles such as collateralized financing entities and investment funds managed by the Asset Management subsidiaries, in which the insurance company subsidiaries have a variable interest (consolidated investment vehicles). The Company eliminates the effects of intercompany transactions between consolidated VIEs and its insurance and asset management subsidiaries, as well as intercompany transactions between consolidated VIEs.

Generally, the consolidation of the Company's consolidated investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The consolidation of the investment vehicles have no net effect on the net income attributable to the Company. The economic interest the Company holds in consolidated funds is presented in the Insurance segment. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable noncontrolling interests in the consolidated funds in the Company's consolidated financial statements. See Item 1, Financial Statements, Note 12, Variable Interest Entities, for additional information.

Reconciliation to GAAP

Reconciliation of Net Income (Loss)
Attributable to AGL
To Adjusted Operating Income (Loss)

	First Quarter
	2020	2019
	(in millions)
Net income (loss) attributable to AGL	$(55)	$54
Less pre-tax adjustments:
Realized gains (losses) on investments	(5)	(12)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(88)	(28)
Fair value gains (losses) on CCS	48	(9)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(57)	9
Total pre-tax adjustments	(102)	(40)
Less tax effect on pre-tax adjustments	14	8
Adjusted operating income (loss)	$33	$86

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2020	2019
	(in millions)
Gross realized gains on available-for-sale securities	$7	$6
Gross realized losses on available-for-sale securities	(1)	(2)
Credit impairments	(11)	(16)
Net realized investment gains (losses)	$(5)	$(12)

Net realized losses in First Quarter 2020 related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit loss in First Quarter 2020. Credit impairment in First Quarter 2019 was primarily attributable to other-than-temporary impairment, or OTTI, on loss mitigation securities and foreign exchange losses.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of March 31, 2020, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 8, Fair Value Measurement, for additional information.

During First Quarter 2020, non-credit impairment fair value losses were generated primarily as a result of wider spreads of the underlying collateral and lower discount rates. These were partially offset by gains due to the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased.

During First Quarter 2019, non-credit impairment fair value losses were driven by the decreased cost to buy protection in AGC’s name, as the market cost of AGC’s credit protection decreased during the period.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of March 31, 2020		As of December 31, 2019
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 basis points (bps)	$(378)	$(116)	$(315)	$(130)
Base Scenario	(262)	—	(185)	—
Decrease of 25 bps	(164)	98	(97)	88
All transactions priced at floor	(65)	197	(56)	129
 ____________________

(1)	Includes the effects of changes in the net spreads assumed by the Company.

Fair Value Gains (Losses) on CCS

Fair value gains on CCS in First Quarter 2020 were primarily due to a widening in market spreads during the quarter. Fair value losses on CCS in First Quarter 2019 were primarily due to a tightening in market spreads during the quarter. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange gains and losses in both periods primarily relate to remeasurement of premiums receivable and are mainly due to changes in the exchange rate of the pound sterling relative to the U.S. dollar.

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

By disclosing non-GAAP financial measures, the Company gives investors, analysts and financial news reporters access to information that management and the Board of Directors review internally. The Company believes its presentation of non-GAAP financial measures provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and for investors, analysts and the financial news media to evaluate Assured Guaranty’s financial results.

The Company also provides the effect of VIE consolidation that is embedded in each non-GAAP financial measure, as applicable, which the Company believes may also be useful to investors, analysts and financial news media to evaluate Assured Guaranty’s financial results. GAAP requires the Company to consolidate certain FG VIEs and investment vehicles. The Company does not own the consolidated FG VIEs and its exposure is limited to its obligation under the financial guaranty insurance contract. The Insurance segment presents the economic effect of the financial guaranty contracts associated with the consolidated FG VIEs. The Company does own a substantial ownership interest in its consolidated investment vehicles, which is reflected in the Insurance segment.

Management and the Board of Directors use non-GAAP financial measures further adjusted to remove the effect of VIE consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses core financial measures in its decision making process and in its calculation of certain components of management compensation.

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

In the first quarter of 2020, the Company changed the discount rate used in the calculation of PVP and net present value of estimated future net revenues, which is a component of adjusted book value. Beginning in 2020, the discount rate will be the approximate average pre-tax fixed book yield of fixed-maturity securities purchased in the prior calendar year, excluding loss mitigation bonds. In prior periods the discount rate was a constant 6% discount rate. The Company made these changes and recast prior periods to better reflect the then current interest rate environment. The reconciliation tables of GAAP to non-GAAP financial measures for PVP and ABV indicate the new discount rate for each relevant period. The following paragraphs define each non-GAAP financial measure disclosed by the Company and describe why it is useful. To the extent there is a directly comparable GAAP financial measure, a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is presented below.

Adjusted Operating Income

Management believes that adjusted operating income is a useful measure because it clarifies the understanding of the underwriting results of the Company. Adjusted operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

Adjusted Operating Shareholders’ Equity and Adjusted Book Value

     Management believes that adjusted operating shareholders’ equity is a useful measure because it excludes the fair value adjustments on investments, credit derivatives and CCS that are not expected to result in economic gain or loss.

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

3) Addition of the deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed, net of reinsurance. This amount represents the present value of the expected future net earned premiums, net of the present value of expected losses to be expensed, which are not reflected in GAAP equity.

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

Reconciliation of Shareholders’ Equity Attributable to AGL
To Adjusted Book Value (1)

	As of March 31, 2020		As of December 31, 2019
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,240	$69.35	$6,639	$71.18
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(144)	(1.60)	(56)	(0.60)
Fair value gains (losses) on CCS	101	1.12	52	0.56
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	275	3.06	486	5.21
Less taxes	(43)	(0.48)	(89)	(0.95)
Adjusted operating shareholders’ equity	6,051	67.25	6,246	66.96
Pre-tax adjustments:
Less: Deferred acquisition costs	113	1.26	111	1.19
Plus: Net present value of estimated net future revenue	193	2.14	206	2.20
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,273	36.37	3,296	35.34
Plus taxes	(584)	(6.48)	(590)	(6.32)
Adjusted book value	$8,820	$98.02	9,047	96.99

Gain (loss) related to VIE consolidation included in adjusted operating shareholders' equity (net of tax provision of $4 and $2)	$12	$0.14	$7	$0.07

Gain (loss) related to VIE consolidation included in adjusted book value (net of tax provision (benefit) of $2 and $(1))	$2	$0.03	$(4)	$(0.05)
___________________
(1) The discount rate used for net present value of estimated net future revenues as of March 31, 2020 is 3%. The prior period has been recast to present the net present value of net future revenues discounted at 3% instead of 6%.

Net Present Value of Estimated Net Future Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the value of the present value of estimated net future revenue for contracts other than financial guaranty insurance contracts (such as specialty insurance and reinsurance contracts and credit derivatives). This amount represents the net present value of estimated future revenue from these contracts (other than credit derivatives with net expected losses), net of reinsurance, ceding commissions and premium taxes.

Future installment premiums are discounted at the approximate average pre-tax book yield of fixed maturity securities purchased during the prior calendar year, other than loss mitigation securities. The discount rate is recalculated annually and updated as necessary. Net present value of estimated future revenue for an obligation may change from period to period due to a change in the discount rate or due to a change in estimated net future revenue for the obligation, which may change due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation. There is no corresponding GAAP financial measure.

PVP or Present Value of New Business Production

Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production for the Company by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as additional installment premium on existing contracts (which may result from supplements or fees or from the issuer not calling an insured obligation the Company projected would be called), whether in insurance or credit derivative contract form, which management believes GAAP gross written premiums and changes in fair value of credit derivatives do not adequately measure. PVP in respect of contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums.

Future installment premiums are discounted at the approximate average pre-tax book yield of fixed maturity securities purchased during the prior calendar year, other than loss mitigation securities. The discount rate is recalculated annually and updated as necessary. Under GAAP, financial guaranty installment premiums are discounted at a risk-free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction.

Actual installment premiums may differ from those estimated in the Company's PVP calculation due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP (1)

	First Quarter 2020					First Quarter 2019
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$29	$34	$1	$—	$64	$30	$2	$6	$1	$39
Less: Installment GWP and other GAAP adjustments (2)	—	34	1	—	35	(2)	2	5	—	5
Upfront GWP	29	—	—	—	29	32	—	1	1	34
Plus: Installment premium PVP	—	21	1	—	22	—	4	4	—	8
PVP	$29	$21	$1	$—	$51	$32	$4	$5	$1	$42
___________________

(1)	The discount rate used for PVP as of March 31, 2020 is 3%. The prior period has been recast to present PVP discounted at 3% instead of 6%.

(2)
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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both March 31, 2020 and December 31, 2019, the Company excluded $1.4 billion, of net par attributable to loss mitigation securities. See Item 1, Financial Statements, Note 4, Outstanding Insurance Exposure, for additional information.

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

The Company calculates its debt service outstanding as follows:

•
for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company's public finance transactions), as the total estimated contractual future principal and interest due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity; and

•
for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, RMBS and CLOs), as the total estimated expected future principal and interest due on insured obligations through their respective expected terms, which includes the Company's expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

The calculation of debt service requires the use of estimates, which the Company updates periodically, including estimates for the expected remaining term of insured obligations supported by homogeneous pools of assets, updated interest rates for floating and variable rate insured obligations, behavior of consumer price indices for obligations with consumer price index inflators, foreign exchange rates and other assumptions based on the characteristics of each insured obligation. The anticipated sunset of LIBOR at the end of 2021 has introduced another variable into the Company's calculation of future debt service. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part 1, Item 1A, Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Debt service is a measure of the estimated maximum potential exposure to insured obligations before considering the Company’s various legal rights to the underlying collateral and other remedies available to it under its financial guaranty contract.

Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on variable rate insured obligations, consumer price index behavior differing from that projected, changes in foreign exchange rates on non-U.S. dollar denominated insured obligations and other factors.

The following table presents the insured financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation).

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2020		As of December 31, 2019
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$72,340	A-	$73,467	A-
Tax backed	35,715	A-	37,047	A-
Municipal utilities	25,926	A-	26,195	A-
Transportation	16,105	BBB+	16,209	BBB+
Healthcare	7,256	BBB+	7,148	A-
Higher education	5,977	A-	5,916	A-
Infrastructure finance	5,384	A-	5,429	A-
Housing revenue	1,363	BBB+	1,321	BBB+
Investor-owned utilities	654	A-	655	A-
Renewable energy	207	A-	210	A-
Other public finance—U.S.	1,868	A-	1,890	A-
Total public finance—U.S.	172,795	A-	175,487	A-
Non-U.S.:
Regulated utilities	17,825	BBB+	18,995	BBB+
Infrastructure finance	16,684	BBB	17,952	BBB
Sovereign and sub-sovereign	10,834	A+	11,341	A+
Renewable energy	1,905	A	1,555	A
Pooled infrastructure	1,327	AAA	1,416	AAA
Total public finance—non-U.S.	48,575	A-	51,259	A-
Total public finance	221,370	A-	226,746	A-
Structured finance:
U.S.:
RMBS	3,393	BBB-	3,546	BBB-
Life insurance transactions	1,794	AA-	1,776	AA-
Pooled corporate obligations	1,350	AA-	1,401	AA-
Consumer receivables	909	A-	962	A-
Financial products	806	AA-	1,019	AA-
Other structured finance—U.S.	554	BBB+	596	BBB+
Total structured finance—U.S.	8,806	A-	9,300	A-
Non-U.S.:
RMBS	401	A	427	A
Pooled corporate obligations	55	BB+	55	BB+
Other structured finance	266	A+	279	A+
Total structured finance—non-U.S.	722	A	761	A
Total structured finance	9,528	A-	10,061	A-
Total net par outstanding	$230,898	A-	$236,807	A-

The following table sets forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty
Portfolio by Internal Rating

	As of March 31, 2020		As of December 31, 2019
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,186	1.8%	$4,361	1.8%
AA	27,746	12.0	29,037	12.3
A	108,612	47.0	111,329	47.0
BBB	82,116	35.6	83,574	35.3
BIG	8,238	3.6	8,506	3.6
Total net par outstanding	$230,898	100.0%	$236,807	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.3 billion net par as of March 31, 2020, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

The Company groups its Puerto Rico exposure into three categories:

•	Constitutionally Guaranteed.

•	Public Corporations – Certain Revenues Potentially Subject to Clawback.

•	Other Public Corporations.

Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Item 1, Financial Statements, Note 4, Outstanding Insurance Exposure.

Exposure to Puerto Rico
As of March 31, 2020

	Net Par Outstanding
	AGM	AGC	Assured Guaranty Re Ltd. (AG Re)	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$611	$268	$375	$(1)	$1,253	$1,294
Puerto Rico Public Buildings Authority (PBA) (2)	7	140	—	(7)	140	145
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (2)	223	480	187	(79)	811	842
PRHTA (Highway revenue) (2)	345	74	35	—	454	515
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
PREPA (2)	525	71	226	—	822	838
PRASA	—	284	89	—	373	373
MFA	153	33	62	—	248	282
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$1,864	$1,518	$975	$(87)	$4,270	$4,458
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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of March 31, 2020

	Scheduled Net Par Amortization
	2020 (2Q)	2020 (3Q)	2020 (4Q)	2021	2022	2023	2024	2025 - 2029	2030 - 2034	2035 - 2039	2040 - 2044	2045 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$141	$—	$15	$37	$14	$73	$289	$419	$265	$—	$—	$1,253
PBA	—	5	—	13	—	7	—	58	38	19	—	—	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	25	—	18	28	33	4	163	166	292	82	—	811
PRHTA (Highway revenue)	—	22	—	35	6	32	33	55	177	94	—	—	454
PRCCDA	—	—	—	—	—	—	—	19	76	57	—	—	152
PRIFA	—	—	—	—	—	2	—	—	—	7	7	—	16
Other Public Corporations
PREPA	—	48	—	28	28	95	93	386	140	4	—	—	822
PRASA	—	—	—	—	—	—	1	109	—	2	15	246	373
MFA	—	45	—	40	40	22	18	79	4	—	—	—	248
U of PR	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$—	$286	$—	$149	$139	$205	$222	$1,158	$1,021	$740	$104	$246	$4,270

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of March 31, 2020

	Scheduled Net Debt Service Outstanding
	2020 (2Q)	2020 (3Q)	2020 (4Q)	2021	2022	2023	2024	2025 - 2029	2030 - 2034	2035 - 2039	2040 - 2044	2045 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$173	$—	$74	$94	$70	$128	$514	$572	$294	$—	$—	$1,919
PBA	—	9	—	20	6	13	6	81	50	20	—	—	205
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	46	—	59	68	72	41	331	294	356	89	—	1,356
PRHTA (Highway revenue)	—	34	—	58	27	52	51	134	233	101	—	—	690
PRCCDA	—	3	—	7	7	7	7	52	103	61	—	—	247
PRIFA	—	—	—	1	1	3	1	4	3	10	8	—	31
Other Public Corporations
PREPA	3	65	3	63	62	128	121	467	155	5	—	—	1,072
PRASA	—	10	—	19	19	19	20	190	68	70	82	272	769
MFA	—	52	—	50	48	28	23	89	5	—	—	—	295
U of PR	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$3	$392	$3	$351	$332	$392	$398	$1,862	$1,484	$917	$179	$272	$6,585

Financial Guaranty Exposure to U.S. RMBS

The table below provides information on certain risk characteristics of the Company’s U.S. RMBS exposures. U.S. RMBS exposures represent 1.5% of the total net par outstanding, and BIG U.S. RMBS represent 19.2% of total BIG net par outstanding. See Item 1, Financial Statements, Note 5, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2020

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$21	$18	$1	$539	$44	$623
2005	48	213	23	219	123	626
2006	36	41	10	263	206	556
2007	—	316	26	934	270	1,546
2008	—	—	—	42	—	42
Total exposures	$105	$588	$60	$1,997	$643	$3,393

Exposures rated BIG	$57	$329	$32	$995	$167	$1,580

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. All specialty insurance and reinsurance exposures shown in the table below were rated investment grade internally as of December 31, 2019. As of March 31, 2020, $30 million of aircraft residual value insurance exposure was rated BIG.

Specialty Insurance and Reinsurance Exposure

	Gross Exposure		Net Exposure
	As of March 31, 2020	As of December 31, 2019	As of March 31, 2020	As of December 31, 2019
	(in millions)
Life insurance transactions (1)	$1,091	$1,046	$940	$898
Aircraft residual value insurance policies	393	398	238	243
Total	$1,484	$1,444	$1,178	$1,141
____________________

(1)	The life insurance transactions net exposure is projected to increase to approximately $1.0 billion by September 30, 2026.

Reinsurer Exposures

The Company has exposure to reinsurers through reinsurance arrangements (both as a ceding company and as an assuming company). Most of the Company's exposure as a ceding company and as an assuming company relates to financial guaranty contracts written before 2009, although the Company has assumed or reassumed (from financial guarantors no longer writing new business) some of those exposures more recently. The Company continues to cede portions of certain specialty exposures to reinsurers to mitigate its risk. See Item 1, Financial Statements, Note 7, Reinsurance.

Liquidity and Capital Resources

Liquidity Requirements and Sources

AGL and its Holding Company Subsidiaries

The liquidity of AGL, AGUS and AGMH is largely dependent on dividends from their operating subsidiaries and their access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include the payment of operating expenses, interest on debt issued by AGUS and AGMH, and dividends on AGL's common shares. AGL and its holding company subsidiaries may also require liquidity to fund acquisitions of new businesses, to make capital investments in their operating subsidiaries, purchase the Company's outstanding debt, or in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization. In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “—Distributions From Subsidiaries” below for a discussion of the dividend restrictions of its insurance subsidiaries.

AGL (Guarantor) fully and unconditionally guarantees all of the AGUS and AGMH (Issuers) debt. The following tables includes summarized financial information for AGL and the U.S. Holding Company subsidiaries, excluding their investments in subsidiaries. AGUS and AGMH are shown on a combined basis as "U.S. Holding Companies" in the tables below.

	As of March 31, 2020		As of December 31, 2019
	AGL	U.S. Holding Companies	AGL	U.S. Holding Companies
	(in millions)
Investments and cash (1)	$33	$294	$135	$243
Receivables from affiliates (2)	25	—	29	—
Receivable from U.S. Holding Companies	70	—	40	—
Other assets	1	71	2	59

Long term debt	—	1,217	—	1,231
Loans payable to affiliate	—	290	—	290
Payable to affiliates (2)	15	6	9	5
Payable to AGL	—	70	—	40
Other liabilities	5	146	8	130
____________________

(1)
As of March 31, 2020 and December 31, 2019, weighted average duration of U.S. Holding Companies' fixed-maturity securities (excluding AGUS' investment in AGMH's debt) was 2.1 years and 4.4 years, respectively.

(2)	Represents receivable and payables with non-guarantor subsidiaries.

	Three Months Ended March 31, 2020
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	$(4)

Interest expense	—	25
Other expenses	10	1

Income (loss) before provision for income taxes	(10)	(30)
Equity in net earnings of investees	—	(5)
Net income (loss)	(10)	(27)

The following table presents significant holding company cash flow activities (other than investment income, expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.
AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	AGL	U.S. Holding Companies
	(in millions)
First Quarter 2020
Intercompany sources	$40	$157
Intercompany (uses)	—	(70)
External sources (uses):
Dividends paid to AGL shareholders	(20)	—
Repurchases of common shares (1)	(116)	—
Interest paid (2)	—	(9)

First Quarter 2019
Intercompany sources	$100	$116
Intercompany (uses)	—	(60)
External sources (uses):
Dividends paid to AGL shareholders	(20)	—
Repurchases of common shares (1)	(80)	—
Interest paid (2)	—	(9)
____________________

(1)	See Item 1, Financial Statements, Note 15, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)	See Long-Term Obligations below for interest paid by subsidiary.

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

For more information, see also Part II, Item 8. Financial Statements and Supplementary Data, Note 15, Long-Term Debt and Credit Facilities of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Commitments and Contingencies- Long-Term Debt Obligations

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

	As of March 31, 2020		As of December 31, 2019
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS	$850	$845	$850	$844
Intercompany loans	290	290	290	290
Total AGUS	1,140	1,135	1,140	1,134
AGMH	730	477	730	476
AGM	4	4	4	4
AGMH's debt purchased by AGUS (1)	(154)	(105)	(131)	(89)
Elimination of intercompany loans	(290)	(290)	(290)	(290)
Total	$1,430	$1,221	$1,453	$1,235
 ____________________

(1)
Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS. Loss on extinguishment of debt was $5 million in First Quarter 2020 and $1 million in First Quarter 2019.

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures paid a fixed 6.4% rate of interest until December 15, 2016, and thereafter pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. LIBOR may be discontinued. For more information, see the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2019. AGUS may elect at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. LIBOR may be discontinued. For more information, see the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2019. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. In First Quarter 2020 and First Quarter 2019, AGUS purchased $23 million and $3 million, respectively, of principal of the debentures, which resulted in a loss on extinguishment of debt on a consolidated basis of $5 million in First Quarter 2020 and $1 million in First Quarter 2019. The Company may choose to make additional purchases of this or other Company debt in the future.

Intercompany Loans and Guarantees

On October 1, 2019 AGM, AGC and MAC made 10-year, 3.5% interest rate intercompany loans to AGUS totaling $250 million to fund the BlueMountain Acquisition and the related capital contributions. See the Company's 2019 Annual Report on Form 10-K, Part II. Item 8. Financial Statements and Supplementary Data, Note 2, Business Combinations and Assumption of Insured Portfolio, for additional information.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. As of March 31, 2020, $40 million remained outstanding.

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

Furthermore, AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by AGUS and AGMH, and the $450 million aggregate principal amount of junior subordinated debentures issued by AGUS and AGMH, in each case, as described under "Commitments and Contingencies -- Long-Term Debt Obligations" above.

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

The insurance subsidiaries initially intend to invest $500 million in Assured Investment Management funds. As of March 31, 2020, the Insurance segment had invested $192 million in Assured Investment Management funds which are accounted for under the equity method, using net asset value as a practical expedient. On a consolidated basis, these investments are eliminated and the underlying funds and CLOs are consolidated. The insurance subsidiaries have committed an additional $78 million to the three Assured Investment Management funds that may be drawn in the future. See Item 1, Financial Statements, Note 12, Variable Interest Entities.

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

 Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. Direct and indirect consequences of COVID-19 are causing financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, and may result in increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by shelter-in-place guidelines and relates restrictions or an economic downturn, are most at risk for increased claims. See Part II, Other Information, Item 1A, Risk Factors, “The Company’s business, liquidity, financial condition and stock price may be adversely affected by the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions.”

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.3 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 1, Financial Statements, Note 4, Outstanding Insurance Exposure.

Claims (Paid) Recovered

	First Quarter
	2020	2019

Public finance	$(94)	$(228)
Structured finance:
U.S. RMBS	21	9
Other structured finance	(1)	1
Structured finance	20	10
Claims (paid) recovered, net of reinsurance (1)	$(74)	$(218)
____________________

(1)	Includes $0.3 million paid and $1 million recovered for consolidated FG VIEs for First Quarter 2020 and 2019, respectively.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $668 million as of March 31, 2020. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of March 31, 2020, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $168 million of the CDS insured by the Company requires the Company to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of March 31, 2020, AGC did not have to post collateral to satisfy these requirements and the maximum posting requirement was $168 million.

Distributions From Insurance Subsidiaries

The Company anticipates that for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of its liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Insurance Company Regulatory Requirements, of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for a complete discussion of the Company's dividend restrictions applicable to AGC, AGM, MAC, AG Re and AGRO.

Dividend restrictions by insurance subsidiary are as follows:

•
The maximum amount available during 2020 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $212 million, none of which is estimated to be available for distribution in the second quarter of 2020.

•
The maximum amount available during 2020 for AGC to distribute as ordinary dividends is approximately $166 million, of which approximately $24 million is available for distribution in the second quarter of 2020.

•
The maximum amount available during 2020 for MAC to distribute to MAC Assurance Holdings Inc. (MAC Holdings) as dividends without regulatory approval is estimated to be approximately $20 million, of which approximately $20 million is available for distribution in the second quarter of 2020.

•
Based on the applicable law and regulations, in 2020 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $274 million as of March 31, 2020. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $261 million as of March 31, 2020, and (ii) the amount of statutory surplus, which as of March 31, 2020 was $233 million.

•
Based on the applicable law and regulations, in 2020 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $103 million as of March 31, 2020. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $383 million as of March 31, 2020, and (ii) the amount of statutory surplus, which as of March 31, 2020 was $272 million.

Distributions from
Insurance Company Subsidiaries

	First Quarter
	2020	2019
	(in millions)
Dividends paid by AGC to AGUS	$85	$42
Dividends paid by AGM to AGMH	72	74
Dividends paid by AG Re to AGL	—	40
Dividends paid by MAC to MAC Holdings (1)	—	5
____________________

(1)	MAC Holdings distributed the entire amounts to AGM and AGC, in proportion to their ownership percentages.

External Financing

From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company.

Commitments and Contingencies-Committed Capital Securities

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities is one-month LIBOR plus 200 bps. LIBOR may be discontinued. Fore more information, see the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Operational Risks in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2019.

Assured Investment Management Sources and Uses of Liquidity

The Asset Management segment's sources of liquidity are (1) net working capital, (2) cash from operations, including management and performance fees (which are unpredictable as to amount and timing), and (3) capital contributions from AGUS (in First Quarter 2020, $30 million had been contributed to supplement working capital). As of March 31, 2020, the Assured Investment Management platform subsidiaries had $29 million in cash.

Liquidity needs in the Asset Management segment primarily include (1) paying operating expenses including compensation, (2) paying dividends to AGUS, and (3) capital to support growth and expansion of the asset management business.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	First Quarter
	2020	2019
	(in millions)
Net cash flows provided by (used in) operating activities before effect of VIE consolidation	$(97)	$(333)
Effect of VIE consolidation (1)	(67)	1
Net cash flows provided by (used in) operating activities	(164)	(332)
Net cash flows provided by (used in) investing activities before effect of VIE consolidation	242	468
Effect of VIE consolidation (1)	147	24
Net cash flows provided by (used in) investing activities	389	492
Dividends paid	(20)	(20)
Repurchases of common stock	(116)	(80)
Repurchase of debt	(21)	(3)
Net cash flows provided by (used in) financing activities before effect of VIE consolidation	(11)	(14)
Effect of VIE consolidation (1)	(12)	(25)
Net cash flows provided by (used in) financing activities (2)	(180)	(142)
Effect of exchange rate changes	(7)	1
Cash and restricted cash at beginning of period	183	104
Total cash and restricted cash at the end of the period	$221	$123
____________________

(1)	VIE consolidation includes the effects of FG VIEs and consolidated investment vehicles.

(2)
Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

Cash flows from operations, excluding the effect of consolidating VIEs, was an outflow of $97 million in First Quarter 2020 and an outflow of $333 million in First Quarter 2019. The decrease in cash outflows was primarily due a significant claim payment for Puerto Rico COFINA exposures in First Quarter 2019. In addition, first quarter 2020 included net cash outflows related to the Asset Management segment. Cash flows from operations attributable to the effect of consolidated VIEs was negative in First Quarter 2020 due to the inclusion of investing activities of consolidated investment vehicles.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows was mainly attributable to sales of securities to fund share repurchases and, in First Quarter 2019, the COFINA claim payment.

Financing activities primarily consisted of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities. It also included issuances of CLOs in consolidated investment vehicles.

From April 1, 2020 through May 7, 2020, the Company repurchased an additional 3.3 million of common shares. As of May 7, 2020, the Company was authorized to purchase $239 million of its common shares, including a $250 million authorization that was approved by the Board on February 26, 2020. For more information about the Company's share repurchases and authorizations, see Item 1, Financial Statements, Note 15, Shareholders' Equity.

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2019. See Item 1, Financial Statements, Note 14, Commitments and Contingencies.

Investment Portfolio

The disruption in the financial markets related to COVID-19 has contributed to credit impairment losses on certain loss mitigation securities in the investment portfolio, which are recognized in the condensed consolidated statements of operations. The disruption in the financial markets caused by COVID-19 has also contributed to unrealized losses in the investment portfolio due to reduced market valuations. Losses in the Company’s investment portfolio impact its U.S GAAP financial statements. Credit impairment losses also impact its capital as measured by insurance regulators and rating agencies.

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 4.0 years as of March 31, 2020 and 4.1 years as of December 31, 2019. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 9, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of March 31, 2020		As of December 31, 2019
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$3,952	$4,204	$4,036	$4,340
U.S. government and agencies	160	175	137	147
Corporate securities	2,292	2,233	2,137	2,221
Mortgage-backed securities (2):
RMBS	737	717	745	775
Commercial mortgage-backed securities (CMBS)	399	414	402	419
Asset-backed securities	687	653	684	720
Non-U.S. government securities	183	172	230	232
Total fixed-maturity securities	8,410	8,568	8,371	8,854
Short-term investments	933	933	1,268	1,268
Total fixed-maturity and short-term investments	$9,343	$9,501	$9,639	$10,122
 ____________________

(1)	In 2020, the Company established allowance for credit looses which was $73 million as of March 31, 2020.

(2)	U.S. government-agency obligations were approximately 44% of mortgage backed securities as of March 31, 2020 and 42% as of December 31, 2019, based on fair value.

The following tables summarize, for all fixed-maturity securities in an unrealized loss position as of March 31, 2020 and December 31, 2019, the aggregate fair value and gross unrealized loss by length of time the amounts have continuously been in an unrealized loss position.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of March 31, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$104	$(4)	$—	$—	$104	$(4)
Corporate securities	679	(29)	68	(13)	747	(42)
Mortgage-backed securities:
RMBS	42	(4)	5	—	47	(4)
CMBS	36	—	3	—	39	—
Asset-backed securities	434	(22)	132	(8)	566	(30)
Non-U.S. government securities	95	(3)	52	(9)	147	(12)
Total	$1,390	$(62)	$260	$(30)	$1,650	$(92)
Number of securities (1)		376		79		430

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position as of March 31, 2020, 57 securities had unrealized losses in excess of 10% of their carrying value.The total unrealized loss for these securities was $33 million as of March 31, 2020. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2020 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value.

Of the securities in an unrealized loss position for 12 months or more as of December 31, 2019, 19 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $25 million as of December 31, 2019. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2019 were not related to credit quality.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2020

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$300	$300
Due after one year through five years	1,691	1,694
Due after five years through 10 years	2,028	2,037
Due after 10 years	3,255	3,406
Mortgage-backed securities:
RMBS	737	717
CMBS	399	414
Total	$8,410	$8,568

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2020 and December 31, 2019. Ratings reflect the lower of the Moody’s Investors Service, Inc. and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of March 31, 2020	As of December 31, 2019
AAA	16.1%	16.2%
AA	45.1	45.1
A	22.1	21.2
BBB	8.5	8.2
BIG (1)	7.6	8.6
Not rated	0.6	0.7
Total	100.0%	100.0%
____________________

(1)	Includes primarily loss mitigation and other risk management assets. See Item I, Financial Statements, Note 9, Investments and Cash, for additional information.

Based on fair value, investments and restricted assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $277 million and $280 million as of March 31, 2020 and December 31, 2019, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,365 million and $1,502 million, based on fair value, as of March 31, 2020 and December 31, 2019, respectively.

Consolidated VIEs

The Company manages its liquidity needs by evaluating cash flows without the effect of consolidated VIEs; however, the Company's consolidated financial statements reflect the financial position of Assured Guaranty as well as Assured Guaranty's consolidated VIEs. The primary sources and uses of cash at Assured Guaranty's consolidated VIEs are as follows:

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, there were no material changes in the market risks that the Company is exposed to since December 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on their evaluation as of March 31, 2020 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and in Part I, Item 1, Financial Statements, Note 14, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. Material developments to such proceedings during the three months ended March 31, 2020, are described below and in the "Litigation" section of Note 14, Commitments and Contingencies, of the Financial Statements.

On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. The trial, originally scheduled for March 9, 2020, has been postponed due to the COVID-19 pandemic. A status conference is scheduled for May 11, 2020.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth below, there have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K during the three months ended March 31, 2020.

The Company’s business, liquidity, financial condition, results of operations and stock price may be adversely affected by the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions.

A novel coronavirus emerged in Wuhan, China in late 2019 and began to spread beyond China in early 2020. The virus is highly infectious and causes a coronavirus disease, COVID-19, that can be fatal. COVID-19 has been declared a pandemic by the World Health Organization, and its emergence and reactions to it, including various shelter-in-place guidelines and related restrictions, are having a profound effect on the global economy and financial markets. Because of the size and depth of the COVID-19 pandemic and its unknown course and duration, and evolving governmental and private responses to the pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include the following:

Insurance Claims. Direct and indirect consequences of COVID-19 are causing financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, and may result in increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by shelter-in-place guidelines and related restrictions or an economic downturn, are most at risk for increased claims. In addition to obligations already internally rated in the low investment grade or below-investment grade categories, the Company believes that its public finance sectors most at risk include (i) Mass Transit - Domestic; (ii) Toll Roads and Transportation - International; (iii) Hotel / Motel Occupancy Tax; (iv) Stadiums; (v) UK University Housing - International; (vi) Privatized Student Housing: Domestic; and (vii) Continuing Care Retirement Communities, and that its structured finance sector most at risk is Commercial Receivables. For more information, see the following risk factors described in Part I, Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019,

•	“Risks Related to Economic, Market and Political Conditions and National Phenomena,”

•
“Operational Risks - Significant claim payments may reduce the Company’s liquidity,” and “-The Company may require additional capital from time to time, including from soft capital and liquidity facilities, which may not be available or may be available only on unfavorable terms,” and “-The ability of AGL and its subsidiaries to meet their liquidity needs may be limited,” and

•	“Risks Related to Estimates, Assumptions and Valuations - Estimates of expected losses are subject to uncertainties and may not be adequate to cover potential paid claims.”

Recent or future legislative or regulatory action may be detrimental or beneficial to the Company’s claims experience and loss reserve levels. The Company believes the impact of the direct and indirect consequences on the individual obligations in the Company’s insurance portfolio of the COVID-19 pandemic and the governmental and private actions taken in response are likely to take some time to develop and that, as a result, its internal ratings and loss reserves are likely to be subject to increased volatility until the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, are better known. For more information, see Part I, Item 1A, Risk Factors, “Estimates of expected losses are subject to uncertainties and may not be adequate to cover potential claims,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Investments. The disruption in the financial markets related to COVID-19 has contributed to credit impairment losses on certain loss mitigation securities in the investment portfolio, which are recognized in the Statement of Operations. The disruption in the financial markets caused by COVID-19 has also contributed to unrealized losses in the investment portfolio due to reduced market valuations. For more information, see Part I, Item 1A, Risk Factors, “Risks Related to Estimates, Assumptions and Valuations - The valuation of many of the Company’s assets and liabilities and AUM includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may material adversely affect the Company’s results of operations and financial condition,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Losses in the Company’s investment portfolio impact its financial statements directly and credit impairment losses also impact its capital as measured by insurance regulators and rating agencies.

The Company is exposed to correlation risk across various assets the Company insures and in which it invests. The Company believes that the COVID 19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, expose a wide range of its insurance and investment portfolio to stress at the same time. For example, as of March 31, 2020, 75% of its net insured par outstanding is U.S. public finance, while 44% of its investment portfolio is invested in U.S. public finance. For more information, see Part I, Item 1A, Risk Factors, “Risks Related to Economic, Market and Political Conditions and National Phenomena - The Company may be subjected to significant risks from individual or correlated exposures,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Ability to Meet Capital Requirements. The COVID 19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, are likely to negatively impact the amount by which the Company’s capital at its insurance subsidiaries exceeds that required by its insurance regulators and the amount required to maintain its ratings as a result of increases in claims and loss reserves, deterioration in the credit quality of the insurance portfolio and deterioration in its investment portfolio. While the Company believes it currently has sufficient excess capital to withstand substantial deterioration in its insurance and investment portfolios, because the size and depth of the COVID-19 pandemic and its course and duration, and as well as evolving governmental and private responses to the pandemic, and all of the direct and indirect consequences of COVID-19, are not yet known and may not emerge for some time, the Company can provide no assurance that it will be able to maintain excess capital under all relevant measures and under all possible scenarios.

Insurance regulatory authorities impose capital requirements, including leverage ratios and surplus requirements, on the Company’s insurance subsidiaries. Deterioration in the regulatory capital position of the Company’s insurance subsidiaries, if it occurs, could limit their ability to pay dividends and make other payments to their holding companies, and may make it less likely that a regulator will permit discretionary payments by the Company’s insurance subsidiaries to their holding companies. Such dividends and permitted payments are currently expected to be the primary source of funds for the holding companies to meet ongoing cash requirements, including operating expenses, any future debt service payments and other expenses, and to pay dividends to their respective shareholders. Such cash is also used by AGL to repurchase its common shares. Accordingly, if the insurance subsidiaries cannot pay sufficient dividends or make other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company’s holding companies’ ability to meet their obligations may be constrained,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition, an unmitigated increase in an insurance subsidiary’s leverage ratio beyond regulatory thresholds may limit the amount of new insurance that insurance subsidiary may write. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - An increase in the Company’s insurance subsidiaries’ leverage ratio may prevent them from writing new insurance,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The financial strength and financial enhancement ratings assigned to the Company’s insurance subsidiaries by each rating agency are based, in part, on that rating agency’s evaluation of the adequacy of the capital maintained by the rated insurance subsidiary. The rating agencies have evaluated the Company’s insurance subsidiaries under a variety of scenarios and assumptions, and have changed their methodologies and criteria from time to time. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness of large risks in the Company’s insurance portfolio, or a change in a rating agency's capital model or rating methodology, a rating agency may require the Company to increase the amount of capital it holds to maintain its financial strength ratings under the rating agencies' capital adequacy models. The insurance subsidiaries' financial strength ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of one or more of the Company's insurance subsidiaries were reduced below current levels, the Company expects that would reduce the number of transactions that would benefit from the Company's insurance; consequently, a downgrade by rating agencies could harm the Company's new business production, results of operations and financial condition. For more information, see Part I, Item 1A, Risk Factors, “Strategic Risks - A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance and reinsurance subsidiaries would adversely affect its business and prospects and, consequently, its results of operations and financial condition,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

New Insurance Business Generation. While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April compared to the prior year, the Company has continued to write new insurance business in the secondary market during this period. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. In addition, rating downgrades or other indicators of reduced financial strength resulting from the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, could reduce the demand for the Company’s insurance products.

Asset Management Business. The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may have an adverse impact on the amount of the Company’s AUM, which would reduce the amount of management fees earned by the Company. In addition, the Company’s Asset Management segment operates in highly competitive markets. The Company competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. The Company’s ability to raise third party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors, and if it performs worse during the COVID-19 pandemic than its competitors, that could impede its ability to raise funds, seek investors and hire and retain professionals, and may also lead to an impairment of goodwill. On the other hand, periods of market volatility may increase the attractiveness of investment managers such as those in the Company’s Assured Investment Management platform, and may provide the Company with opportunities to increase its AUM.

The Company’s goodwill represents the excess of the acquisition price of BlueMountain over the fair value as determined on the date of acquisition.  The Company tests at least annually for indications of an impairment in fair value.  Certain events, including changes in the business environment may trigger a more frequent evaluation of goodwill impairment.  In First Quarter 2020, the Company considered the impact of COVID-19 on global financial markets, general macroeconomic factors, and industry conditions, as well as the financial performance of BlueMountain relative to its expectations, on the Company’s goodwill carrying value, and determined no impairment had occurred. However, because the size and depth of the COVID-19 pandemic and its course and duration, and evolving governmental and private responses to the pandemic, are unknown, the Company’s assessment may change and may, in the future, result in a goodwill impairment. The carrying value of goodwill as of March 31, 2020 is $117 million. Any future potential goodwill impairments may have a significant effect on the results of operations in a given period, but are not expected to have a material effect on the financial condition of the Company.

Operational Disruptions and Heightened Security Risks. The Company began operating remotely in accordance with its business continuity plan in March, 2020, instituting mandatory work-from-home policies on March 16, 2020, in its U.S. offices, on March 17, 2020, in its and U.K. offices and on March 19, 2020, in its Bermuda office. The Company is providing the services and communications it normally would, and continues to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades. However, the Company’s operations could be disrupted if key members of its senior management or a significant percentage of its workforce or the workforce of its vendors were unable to continue work because of illness, government directives, or otherwise. In addition, the Company’s shift to working from home has made it more dependent on internet and communications access and capabilities and has heightened its risk of cybersecurity attacks. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in such systems could adversely affect the Company’s business,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Exacerbation of Other Risks. The Company believes that the direct and indirect consequences of the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, are also likely to exacerbate many of the risks applicable to the Company in ways or to an extent not yet identified by the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31	416,892	$48.34	413,721	$177,873,446
February 1 - February 29	678,457	$46.33	430,008	$407,873,472
March 1 - March 31	2,785,681	$27.37	2,785,681	$331,636,552
Total	3,881,030	$32.93	3,629,410
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through May 7, 2020, the Company has repurchased a total of 112.7 million common shares for approximately $3,425 million, excluding commissions, at an average price of $30.40 per share. The Board of Directors authorized, on February 26, 2020, an additional $250 million of share repurchases. As of May 7, 2020, the remaining authorization the Company was authorized to purchase was $239 million of its common shares, on a settlement basis.

(2)	Excludes commissions.

ITEM 6.	EXHIBITS.

The following exhibits are filed with this report:

Exhibit Number	Description of Document
10.1	2020 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.2	2020 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.3	2020 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.4	2020 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.5	2020 Form of Non-Executive Performance Retention Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.6	2020 Form of Non-Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104.1
The Cover Page Interactive DataFile from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted, in inline XBRL (the cover page XBRL tags are embedded in the inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 8, 2020	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)