Form 10-Q
period 2020-06-30
ASSURED GUARANTY LTD
filed 2020-08-07
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020,
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 4, 2020 was 83,534,811 (includes 68,098 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Assured Guaranty Ltd.
Condensed Consolidated Balance Sheets (unaudited)
(dollars in millions except per share and share amounts)

	As of June 30, 2020	As of December 31, 2019
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $8,237 and $8,371, allowance for credit loss of $75 at June 30, 2020)	$8,630	$8,854
Short-term investments at fair value	821	1,268
Other invested assets (includes $15 and $6 measured at fair value)	122	118
Total investment portfolio	9,573	10,240
Cash	293	169
Premiums receivable, net of commissions payable	1,294	1,286
Deferred acquisition costs	116	111
Salvage and subrogation recoverable	795	747
Financial guaranty variable interest entities’ assets, at fair value	318	442
Assets of consolidated investment vehicles (includes $1,452 and $558 measured at fair value)	1,669	572
Goodwill and other intangible assets	209	216
Other assets (includes $160 and $135 measured at fair value)	513	543
Total assets	$14,780	$14,326
Liabilities and shareholders’ equity
Unearned premium reserve	$3,742	$3,736
Loss and loss adjustment expense reserve	1,076	1,050
Long-term debt	1,222	1,235
Credit derivative liabilities, at fair value	163	191
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	332	367
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	20	102
Liabilities of consolidated investment vehicles (includes $836 and $481 measured at fair value)	1,236	482
Other liabilities	480	511
Total liabilities	8,271	7,674

Commitments and contingencies (see Note 13)
Redeemable noncontrolling interests in consolidated investment vehicles	20	7

Common stock ($0.01 par value, 500,000,000 shares authorized; 84,062,384 and 93,274,987 shares issued and outstanding)	1	1
Retained earnings	6,109	6,295
Accumulated other comprehensive income, net of tax of $69 and $71	333	342
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,444	6,639
Nonredeemable noncontrolling interests	45	6
Total shareholders’ equity	6,489	6,645
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$14,780	$14,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Net earned premiums	$121	$112	$224	$230
Net investment income	78	110	158	208
Asset management fees	20	—	43	—
Net realized investment gains (losses)	4	8	(1)	(4)
Net change in fair value of credit derivatives	100	(8)	23	(30)
Fair value gains (losses) on committed capital securities	(25)	19	23	10
Fair value gains (losses) on financial guaranty variable interest entities	1	33	(8)	38
Fair value gains (losses) on consolidated investment vehicles	31	—	19	—
Foreign exchange gains (losses) on remeasurement	2	(14)	(60)	(3)
Commutation gains (losses)	38	1	38	1
Other income (loss)	2	5	9	11
Total revenues	372	266	468	461
Expenses
Loss and loss adjustment expenses	37	(1)	57	45
Interest expense	21	22	43	45
Amortization of deferred acquisition costs	4	4	7	10
Employee compensation and benefit expenses	46	39	110	80
Other operating expenses	42	21	87	44
Total expenses	150	85	304	224
Income (loss) before income taxes and equity in net earnings of investees	222	181	164	237
Equity in net earnings of investees	—	1	(4)	3
Income (loss) before income taxes	222	182	160	240
Provision (benefit) for income taxes	34	40	30	44
Net income (loss)	188	142	130	196
Less: Noncontrolling interests	5	—	2	—
Net income (loss) attributable to Assured Guaranty Ltd.	$183	$142	$128	$196

Earnings per share:
Basic	$2.11	$1.40	$1.43	$1.92
Diluted	$2.10	$1.39	$1.42	$1.90

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$188	$142	$130	$196
Change in net unrealized gains (losses) on:
Investments with no credit impairment recognized in the statement of operations, net of tax provision (benefit) of $31, $19, $4 and $44	175	79	13	242
Investments with credit impairment recognized in the statement of operations, net of tax provision (benefit) of $6, $(12), $(7) and $(12)	25	(48)	(27)	(43)
Change in net unrealized gains (losses) on investments	200	31	(14)	199
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse, net of tax	(5)	4	5	4
Other, net of tax provision (benefit)	—	(1)	—	(1)
Other comprehensive income (loss)	195	34	(9)	202
Comprehensive income (loss)	383	176	121	398
Less: Comprehensive income (loss) attributable to noncontrolling interest	5	—	2	—
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$378	$176	$119	$398

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

(dollars in millions, except share data)

For the Three Months Ended June 30, 2020

	Common Shares Outstanding	Common Stock Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at March 31, 2020	89,983,322	$1	$6,100	$138	$1	$6,240	$25	$6,265
Net income	—	—	183	—	—	183	5	188
Dividends ($0.20 per share)	—	—	(17)	—	—	(17)	—	(17)
Reallocation of ownership interests	—	—	—	—	—	—	8	8
Contributions	—	—	—	—	—	—	23	23
Common stock repurchases	(5,956,422)	—	(164)	—	—	(164)	—	(164)
Share based compensation	35,484	—	7	—	—	7	—	7
Distributions	—	—	—	—	—	—	(16)	(16)
Other comprehensive income	—	—	—	195	—	195	—	195
Balance at June 30, 2020	84,062,384	$1	$6,109	$333	$1	$6,444	$45	$6,489

For the Three Months Ended June 30, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders' Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interest	Total Shareholders’ Equity
Balance at March 31, 2019	102,270,409	$1	$—	$6,406	$261	$1	$6,669	$—	$6,669
Net income	—	—	—	142	—	—	142	—	142
Dividends ($0.18 per share)	—	—	—	(19)	—	—	(19)	—	(19)
Common stock repurchases	(2,519,130)	—	(7)	(104)	—	—	(111)	—	(111)
Share-based compensation	49,733	—	7	—	—	—	7	—	7
Other comprehensive income	—	—	—	—	34	—	34	—	34
Balance at June 30, 2019	99,801,012	$1	$—	$6,425	$295	$1	$6,722	$—	$6,722

 Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

(dollars in millions, except share data)

For the Six Months Ended June 30, 2020

	Common Shares Outstanding	Common Stock Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2019	93,274,987	$1	$6,295	$342	$1	$6,639	$6	$6,645
Net income	—	—	128	—	—	128	4	132
Dividends ($0.40 per share)	—	—	(36)	—	—	(36)	—	(36)
Reallocation of ownership interests	—		—	—	—	—	10	10
Contributions	—	—	—	—	—	—	41	41
Common stock repurchases	(9,585,832)	—	(280)	—	—	(280)	—	(280)
Share based compensation	373,229	—	2	—	—	2	—	2
Distributions	—	—	—	—	—	—	(16)	(16)
Other comprehensive loss	—	—	—	(9)	—	(9)	—	(9)
Balance at June 30, 2020	84,062,384	$1	$6,109	$333	$1	$6,444	$45	$6,489

For the Six Months Ended June 30, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2018	103,672,592	$1	$86	$6,374	$93	$1	$6,555	$—	$6,555
Net income	—	—	—	196	—	—	196	—	196
Dividends ($0.36 per share)	—	—	—	(38)	—	—	(38)	—	(38)
Common stock repurchases	(4,427,735)	—	(83)	(107)	—	—	(190)	—	(190)
Share-based compensation	556,155	—	(3)	—	—	—	(3)	—	(3)
Other comprehensive income	—	—	—	—	202	—	202	—	202
Balance at June 30, 2019	99,801,012	$1	$—	$6,425	$295	$1	$6,722	$—	$6,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

 (in millions)

	Six Months Ended June 30,
	2020	2019
Net cash flows provided by (used in) operating activities	$(445)	$(198)
Investing activities
Fixed-maturity securities:
Purchases	(627)	(503)
Sales	490	914
Maturities and paydowns	373	506
Short-term investments with maturities of over three months:
Purchases	(103)	(209)
Sales	4	2
Maturities and paydowns	60	174
Net sales (purchases) of short-term investments with original maturities of less than three months	487	(389)
Net proceeds from paydowns on financial guaranty variable interest entities’ assets	55	50
Net proceeds from sales of financial guaranty variable interest entities' assets	—	51
Proceeds from sales and return of capital of other invested assets	5	35
Other	(11)	—
Net cash flows provided by (used in) investing activities	733	631
Financing activities
Dividends paid	(37)	(39)
Repurchases of common stock	(280)	(190)
Net paydowns of financial guaranty variable interest entities’ liabilities	(52)	(95)
Paydown of long-term debt	(22)	(4)
Other	(12)	(15)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	362	—
Contributions from noncontrolling interests to investment vehicles	66	—
Distributions to noncontrolling interests from investment vehicles	(16)	—
Net cash flows provided by (used in) financing activities	9	(343)
Effect of foreign exchange rate changes	(7)	—
Increase (decrease) in cash and restricted cash	290	90
Cash and restricted cash at beginning of period	$183	104
Cash and restricted cash at end of period	$473	$194

(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited) - (Continued)

 (in millions)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$—	$(3)
Interest on long-term debt	41	42

Supplemental disclosure of non-cash investing activities:
Purchases of fixed-maturity investments	$—	$(139)

	As of June 30, 2020	As of June 30, 2019
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:
Cash	$293	$190
Restricted cash (included in other assets)	5	4
Cash of consolidated investment vehicles (see Note 11)	175	—
Cash and restricted cash at the end of period	$473	$194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2020

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company, including its consolidated variable interest entities (VIEs), are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of June 30, 2020 and cover the three-month period ended June 30, 2020 (Second Quarter 2020), the three-month period ended June 30, 2019 (Second Quarter 2019), the six-month period ended June 30, 2020 (Six Months 2020) and the six-month period ended June 30, 2019 (Six Months 2019). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year's presentation.

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

AGL's principal insurance subsidiaries are:

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

The Company's principal asset management subsidiaries are BlueMountain, BlueMountain CLO Management, LLC, and BlueMountain GP Holdings, LLC.

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

Financial Assets Carried at Amortized Cost
This ASU provides a new current expected credit loss model (CECL) to account for credit losses on certain financial assets carried at amortized cost such as reinsurance recoverables, premiums receivable, asset management and performance fees receivables, as well as off-balance sheet exposures such as loan commitments. The new model requires an entity to estimate lifetime credit losses related to these assets, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The Company determined that this ASU had no effect on these balances on the date of adoption or for Six Months 2020.

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
This ASU also eliminates the existing guidance for purchased credit impaired (PCI) securities (such as the Company's loss mitigation securities) and introduced a new model for purchased financial assets with credit deterioration (PCD) securities.

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

The changes to the impairment model for available-for-sale securities were applied using a modified retrospective approach, and resulted in no effect to shareholders’ equity, in total or by component. On the date of adoption, there was no change to the carrying value of the available-for-sale investment portfolio, other than a gross-up of amortized cost and the recording of an offsetting allowance for credit losses for securities to which the Company applied the PCD accounting model. On January 1, 2020, the Company applied the PCD accounting model to PCI securities that were not in an unrealized gain position as of December 31, 2019. The fair value of these PCI securities was $248 million and their amortized cost was $266 million as of December 31, 2019. The Company determined the allowance for credit loss for such PCD securities was $62 million on January 1, 2020. The recording of the allowance for these PCD securities on January 1, 2020 had no effect on the condensed consolidated statement of operations or any component of shareholders’ equity. In Second Quarter 2020 and Six Months 2020, the Company recorded an additional $3 million and $14 million, respectively, in credit loss expense (including $1 million and $2 million, respectively, of accretion). Changes in the impairment model associated with PCD securities are to be applied prospectively. The Company did not purchase any PCD securities during Six Months 2020.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, of the Company's 2019 Annual Report on Form 10-K for a complete discussion of the accounting policy for evaluating investments for OTTI prior to January 1, 2020.

Registered Debt Offerings that Include Credit Enhancements from an Affiliate

In March 2020, the SEC adopted amendments to the financial disclosure requirements related to certain debt securities, including registered debt securities issued by a wholly-owned, operating subsidiary that are fully and unconditionally guaranteed by the parent company. Prior to the amendments, a parent guarantor was required to provide condensed consolidating financial information for so long as the guaranteed securities were outstanding. The requirements amend financial disclosures to allow summarized financial information, which may be presented on a combined basis, reducing the number of periods presented and permitting the disclosures to be provided outside the notes to the financial statements. The Company elected to apply the amended requirements beginning in the first quarter of 2020, and is no longer providing condensed consolidating financial information that resulted from the registered debt obligations of its subsidiaries that were disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note 25, Subsidiary Information, of the Company's 2019 Annual Report on Form 10-K.

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

2.    Segment Information

The Company reports its results of operations consistent with the manner in which the Company's chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. Prior to the acquisition of BlueMountain on October 1, 2019, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in the fourth quarter of 2019, with the acquisition of BlueMountain and expansion into the asset management business, the Company established the Assured Investment Management platform and now operates in two distinct segments, Insurance and Asset Management. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the financial guaranty (FG) VIEs and investment vehicles. See Note 11, Variable Interest Entities.

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

Other items consist of intersegment eliminations, reclassification of asset management reimbursable expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain Assured Investment Management investment vehicles in which the Insurance segment invests. See Note 11, Variable Interest Entities.

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

Segment Information

	Second Quarter 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$244	$12	$—	$38	$294
Intersegment revenues	2	1	—	(3)	—
Total revenues	246	13	—	35	294
Total expenses	90	24	32	4	150
Income (loss) before income taxes and equity in net earnings of investees	156	(11)	(32)	31	144
Equity in net earnings of investees	26	—	—	(26)	—
Adjusted operating income (loss) before income taxes	182	(11)	(32)	5	144
Provision (benefit) for income taxes	28	(2)	(6)	—	20
Noncontrolling interests	—	—	—	5	5
Adjusted operating income (loss)	$154	$(9)	$(26)	$—	$119

Supplemental income statement information
Net investment income	$82	$—	$—	$(4)	$78
Interest expense	—	—	23	(2)	21
Non-cash compensation and operating expenses (1)	9	6	—	—	15

	Second Quarter 2019
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$241	$—	$1	$21	$263
Intersegment revenues	—	—	—	—	—
Total revenues	241	—	1	21	263
Total expenses	40	—	31	14	85
Income (loss) before income taxes and equity in net earnings of investees	201	—	(30)	7	178
Equity in net earnings of investees	1	—	—	—	1
Adjusted operating income (loss) before income taxes	202	—	(30)	7	179
Provision (benefit) for income taxes	41	—	(4)	1	38
Noncontrolling interests	—	—	—	—	—
Adjusted operating income (loss)	$161	$—	$(26)	$6	$141

Supplemental income statement information
Net investment income	$110	$—	$1	$(1)	$110
Interest expense	—	—	22	—	22
Non-cash compensation and operating expenses (1)	9	—	2	—	11

	Six Months Ended June 30, 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$437	$28	$(4)	$23	$484
Intersegment revenues	5	2	—	(7)	—
Total revenues	442	30	(4)	16	484
Total expenses	174	52	67	3	296
Income (loss) before income taxes and equity in net earnings of investees	268	(22)	(71)	13	188
Equity in net earnings of investees	17	—	(5)	(16)	(4)
Adjusted operating income (loss) before income taxes	285	(22)	(76)	(3)	184
Provision (benefit) for income taxes	46	(4)	(11)	(1)	30
Noncontrolling interests	—	—	—	2	2
Adjusted operating income (loss)	$239	$(18)	$(65)	$(4)	$152

Supplemental income statement information
Net investment income	$165	$—	$1	$(8)	$158
Interest expense	—	—	48	(5)	43
Non-cash compensation and operating expenses (1)	18	9	3	—	30

	Six Months Ended June 30, 2019
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$474	$—	$1	$22	$497
Intersegment revenues	1	—	—	(1)	—
Total revenues	475	—	1	21	497
Total expenses	147	—	62	14	223
Income (loss) before income taxes and equity in net earnings of investees	328	—	(61)	7	274
Equity in net earnings of investees	2	—	1	—	3
Adjusted operating income (loss) before income taxes	330	—	(60)	7	277
Provision (benefit) for income taxes	58	—	(9)	1	50
Noncontrolling interests	—	—	—	—	—
Adjusted operating income (loss)	$272	$—	$(51)	$6	$227

Supplemental income statement information
Net investment income	$209	$—	$2	$(3)	$208
Interest expense	—	—	46	(1)	45
Non-cash compensation and operating expenses (1)	20	—	3	—	23
_____________________

(1)	Consists of amortization of deferred acquisition costs and intangible assets, depreciation and share-based compensation.

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to AGL	$183	$142	$128	$196
Less pre-tax adjustments:
Realized gains (losses) on investments	4	8	(1)	(4)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	97	(12)	9	(40)
Fair value gains (losses) on CCS	(25)	19	23	10
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	2	(12)	(55)	(3)
Total pre-tax adjustments	78	3	(24)	(37)
Less tax effect on pre-tax adjustments	(14)	(2)	—	6
Adjusted operating income (loss)	$119	$141	$152	$227

Revenue by Country of Domicile

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
U.S.	$243	$212	$393	$394
Bermuda	38	46	72	90
U.K. and other	13	5	19	13
Total	$294	$263	$484	$497

The following table reconciles the Company's total consolidated revenues and expenses to segment revenues and expenses:

Reconciliation of Segment Revenues and Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues
Total consolidated revenues	$372	$266	$468	$461
Less: Realized gains (losses) on investments	4	8	(1)	(4)
Less: Non-credit impairment unrealized fair value gains (losses) on credit derivatives	97	(12)	9	(40)
Less: Fair value gains (losses) on CCS	(25)	19	23	10
Less: Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	2	(12)	(55)	(3)
Plus: Credit derivative impairment (recoveries) (1)	—	—	(8)	(1)
Total segment revenues	$294	$263	$484	$497

Expenses
Total consolidated expenses	$150	$85	$304	$224
Plus: Credit derivative impairment (recoveries) (1)	—	—	(8)	(1)
Total segment expenses	$150	$85	$296	$223
_____________________

(1)	Credit derivative impairment (recoveries) are included in "Net change in fair value of credit derivatives" in the Company's condensed consolidated statements of operations.

3.	Outstanding Insurance Exposure

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

Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 11, Variable Interest Entities. Unless otherwise specified, the outstanding par and principal and interest (debt service) amounts presented in this note include outstanding exposures on VIEs whether or not they are consolidated. The Company also provides specialty insurance and reinsurance on transactions without special purpose entities but with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of June 30, 2020 and December 31, 2019 was $5.8 billion and $6.6 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction are BIG was $100 million and $105 million as of June 30, 2020 and December 31, 2019, respectively.

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

Impact of COVID-19 Pandemic
A novel coronavirus emerged in Wuhan, China in late 2019 and began to spread beyond China in early 2020. The virus is highly infectious and causes a coronavirus disease, COVID-19, that can be fatal. COVID-19 has been declared a pandemic by the World Health Organization, and its emergence and reactions to it, including various shelter-in-place guidelines and related restrictions, are having a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for quite some time now, its ultimate size, depth, course and duration remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time. The Surveillance department is closely monitoring the insured portfolio, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by shelter-in-place guidelines and related restrictions or an economic downturn.

Financial Guaranty Exposure

The Company measures its financial guaranty exposure in terms of (a) gross and net par outstanding and (b) gross and net debt service.

The Company typically guarantees the payment of principal and interest when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date.

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both June 30, 2020 and December 31, 2019, the Company excluded $1.4 billion of net par attributable to loss mitigation securities.

Gross debt service outstanding represents the sum of all estimated future principal and interest payments on the obligations insured, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any reinsurance. Future debt service payments include the impact of any consumer price index inflator after the reporting date, as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

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

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
	(in millions)
Public finance	$352,266	$363,497	$351,835	$362,361
Structured finance	11,196	12,279	10,694	11,769
Total financial guaranty	$363,462	$375,776	$362,529	$374,130

Financial Guaranty Portfolio
by Internal Rating
As of June 30, 2020

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$368	0.2%	$2,459	5.0%	$1,118	12.7%	$166	23.7%	$4,111	1.8%
AA	17,800	10.3	4,916	10.0	3,885	44.0	34	4.9	26,635	11.4
A	92,807	53.6	10,314	20.9	1,002	11.3	172	24.5	104,295	45.0
BBB	56,448	32.6	30,741	62.3	1,065	12.1	288	41.1	88,542	38.2
BIG	5,720	3.3	863	1.8	1,752	19.9	41	5.8	8,376	3.6
Total net par outstanding	$173,143	100.0%	$49,293	100.0%	$8,822	100.0%	$701	100.0%	$231,959	100.0%

Financial Guaranty Portfolio
by Internal Rating
As of December 31, 2019

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$381	0.2%	$2,541	5.0%	$1,258	13.5%	$181	23.8%	$4,361	1.8%
AA	19,847	11.3	5,142	10.0	4,010	43.1	38	5.0	29,037	12.3
A	94,488	53.9	15,627	30.4	1,030	11.1	184	24.2	111,329	47.0
BBB	55,000	31.3	27,051	52.8	1,206	13.0	317	41.6	83,574	35.3
BIG	5,771	3.3	898	1.8	1,796	19.3	41	5.4	8,506	3.6
Total net par outstanding	$175,487	100.0%	$51,259	100.0%	$9,300	100.0%	$761	100.0%	$236,807	100.0%

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $119 million of gross par for public finance and $593 million of gross par of structured finance as of June 30, 2020. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2020

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,440	$430	$3,850	$5,720	$173,143
Non-U.S. public finance	817	—	46	863	49,293
Public finance	2,257	430	3,896	6,583	222,436
Structured finance:
U.S. RMBS	202	29	1,323	1,554	3,281
Other structured finance	97	56	86	239	6,242
Structured finance	299	85	1,409	1,793	9,523
Total	$2,556	$515	$5,305	$8,376	$231,959

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2019

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,582	$430	$3,759	$5,771	$175,487
Non-U.S. public finance	854	—	44	898	51,259
Public finance	2,436	430	3,803	6,669	226,746
Structured finance:
U.S. RMBS	162	74	1,382	1,618	3,546
Other structured finance	69	62	88	219	6,515
Structured finance	231	136	1,470	1,837	10,061
Total	$2,667	$566	$5,273	$8,506	$236,807

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of June 30, 2020

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,482	$74	$2,556	112	7	119
Category 2	511	4	515	19	1	20
Category 3	5,258	47	5,305	128	6	134
Total BIG	$8,251	$125	$8,376	259	14	273

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

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.4 billion net par as of June 30, 2020, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

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

Constitutionally Guaranteed

General Obligation. As of June 30, 2020, the Company had $1,253 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

On May 27, 2020, the Oversight Board certified a revised fiscal plan for the Commonwealth. The revised certified Commonwealth fiscal plan contemplates a reduction in financial resources available for debt service as a result of efforts to contain, and the impact on the economy from, the COVID-19 pandemic. That revised fiscal plan also contemplates a postponement of reforms for the Commonwealth. The Company continues to disagree with the Oversight Board's view of available resources.

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

General Obligation Bonds	Assured Guaranty Net Par Outstanding as of June 30, 2020	Assured Guaranty Total Net Principal Claims Paid as of June 30, 2020	Assured Guaranty Total Net Interest Claims Paid as of June 30, 2020	Base Recovery as a % of Pre-Petition Claims
	(in millions)			(percent)
Vintage GO	$669	$383	$165	74.9%
2011 GO (Series D, E and PIB)	5	6	1	73.8
2011 GO (Series C)	210	—	48	70.4
2012 GO	369	—	72	69.9
2014 GO	—	—	—	65.4

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

PBA. As of June 30, 2020, the Company had $140 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then. On September 27, 2019, the Oversight Board filed a petition under Title III of PROMESA with respect to the PBA to allow the restructuring of the PBA claims through the Amended POA.

            Under the Amended GO PSA (which does not include the Company as a party and which the Company does not support,) PBA bondholders generally would receive newly issued Commonwealth GO bonds, COFINA junior lien bonds and cash equal to the amounts set out below, expressed as a percent of their outstanding pre-petition claims (which excludes post-petition accrued interest), based on the vintage issuance date of the bonds they hold. In all cases, holders of PBA bonds supporting the Amended GO PSA are also entitled to certain fees.

PBA Bonds	Assured Guaranty Net Par Outstanding as of June 30, 2020	Assured Guaranty Total Net Principal Claims Paid as of June 30, 2020	Assured Guaranty Total Net Interest Claims Paid as of June 30, 2020	Base Recovery as a % of Pre-Petition Claims
	(in millions)			(percent)
Vintage PBA	$140	$32	$27	77.6%
2011 PBA	—	—	—	76.8
2012 PBA	—	—	—	72.2

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

Public Corporations - Certain Revenues Potentially Subject to Clawback

PRHTA. As of June 30, 2020, the Company had $842 million insured net par outstanding of PRHTA (transportation revenue) bonds and $515 million insured net par outstanding of PRHTA (highway revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

On June 26, 2020, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the five-year forecast period

PRCCDA. As of June 30, 2020, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

PRIFA. As of June 30, 2020, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

Puerto Rico Electric Power Authority (PREPA). As of June 30, 2020, the Company had $825 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA.

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

On June 29, 2020, the Oversight Board certified a revised fiscal plan for PREPA. The revised certified PREPA fiscal plan projects no capacity to pay debt service over the five-year forecast period without incurring rate increases.

PRASA. As of June 30, 2020, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. In July 2019, PRASA entered into a restructuring transaction with the federal government and the Oversight Board to restructure its subordinated loans from federal agencies that had been under forbearance for over three years (the PRASA Agreement). The PRASA Agreement extends the maturity of the loans for up to 40 years and provides for low interest rates and no interest accrual for the first ten years on a portion of the loans, but also places the subordinated loans on a parity with the PRASA bonds the Company guarantees.  The Company was not asked to consent to the PRASA Agreement. The PRASA Agreement reduces the amount of annual debt service owed by PRASA for its current debt. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

On June 29, 2020, the Oversight Board certified a revised fiscal plan for PRASA. The revised certified PRASA fiscal plan projects the ability to pay debt service over the five-year forecast period with the implementation of certain measures and draws from the current expense fund.

MFA. As of June 30, 2020, the Company had $271 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

U of PR. As of June 30, 2020, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

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

On July 18, 2017, AGM and AGC filed in the Federal District Court for Puerto Rico a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. The court denied the motion on September 14, 2017, but on August 8, 2018, the First Circuit vacated and remanded the court's decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver. Under the PREPA RSA, AGM and AGC have agreed to withdraw from the lift stay motion upon the Title III Court’s approval of the settlement of claims embodied in the PREPA RSA. The Oversight Board filed a status report on May 15, 2020 regarding PREPA's financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, and that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned. On May 22, 2020, the Title III Court issued an order to that effect. The Oversight Board filed an updated status report on July 31, 2020, in which it requested that it be permitted to file another update by September 25, 2020.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order and be addressed in the Commonwealth plan confirmation process. Judge Swain postponed certain deadlines and hearings, including those related to the plan of adjustment, indefinitely as a result of the COVID-19 pandemic. The Oversight Board has requested that it be allowed to file an updated status report by September 11, 2020 regarding the effects of the pandemic on the Commonwealth, including a proposal for the plan of adjustment and disclosure statement process.

On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void from the beginning the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case in July 2018. On August 3, 2018, a stipulated judgment was entered against AGM and AGC at their request based upon the court's July decision in the other Appointments Clause lawsuit and, on the same date, AGM and

AGC appealed the stipulated judgment to the First Circuit. On August 15, 2018, the court consolidated, for purposes of briefing and oral argument, AGM and AGC's appeal with the other Appointments Clause lawsuit. The First Circuit consolidated AGM and AGC's appeal with a third Appointments Clause lawsuit on September 7, 2018 and held a hearing on December 3, 2018. On February 15, 2019, the First Circuit issued its ruling on the appeal and held that members of the Oversight Board were not appointed in compliance with the Appointments Clause of the U.S. Constitution but declined to dismiss the Title III petitions citing the (i) de facto officer doctrine and (ii) negative consequences to the many innocent third parties who relied on the Oversight Board’s actions to date, as well as the further delay which would result from a dismissal of the Title III petitions. The case was remanded back to the Federal District Court for Puerto Rico for the appellants’ requested declaratory relief that the appointment of the board members of the Oversight Board is unconstitutional. The First Circuit delayed the effectiveness of its ruling for 90 days so as to allow the President and the Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. On April 23, 2019, the Oversight Board filed a petition for review by the U.S. Supreme Court of the First Circuit's holding that its members were not appointed in compliance with the Appointments Clause and on the following day filed a motion in the First Circuit to further stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On May 24, 2019, AGC and AGM filed a petition for a review by the U.S. Supreme Court of the First Circuit’s holding that the de facto officer doctrine allows courts to deny meaningful relief to successful challengers suffering ongoing injury at the hands of unconstitutionally appointed officers. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On October 15, 2019, the U.S. Supreme Court heard oral arguments on the First Circuit's ruling. On June 1, 2020, the Supreme Court issued its opinion, reversing the First Circuit and holding that the selection process prescribed under PROMESA for Oversight Board members does not violate the Appointments Clause.

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

On January 14, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an omnibus objection in the Title III Court to claims filed by holders of approximately $6 billion of Commonwealth general obligation bonds issued in 2012 and 2014, asserting among other things that such bonds were issued in violation of the Puerto Rico constitutional debt service limit, such bonds are null and void, and the holders have no equitable remedy against the
Commonwealth. Pursuant to procedures established by Judge Swain, on April 10, 2019, AGM filed a notice of participation in these proceedings. As of June 30, 2020, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012. On May 21, 2019, the Official Committee of Unsecured
Creditors filed a claim objection to certain Commonwealth general obligation bonds issued in 2011, approximately $215 million of which are insured by the Company as of June 30, 2020, on substantially the same bases as the January 14, 2019 filing, and which the plaintiffs propose to be subject to the proceedings relating to the 2012 and 2014 bonds. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, but did not further extend the stay with respect to this matter. On January 8, 2020, certain Commonwealth general obligation bondholders (self-styled as the Lawful Constitutional Debt Coalition) filed a claim objection to the 2012 and 2014 bonds, asserting among other things that those bonds were issued in violation of the Puerto Rico constitutional debt limit and are not entitled to first priority status under the Puerto Rico Constitution. Judge Swain stayed these proceedings pending the Court’s determination on the Commonwealth’s plan of adjustment.

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

On September 30, 2019, certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims (Fuel Line Lenders) filed an amended adversary complaint in the Federal District Court for Puerto Rico against the Oversight Board, PREPA, the Puerto Rico Fiscal Agency and Financial Advisory Authority ("AAFAF"), U.S. Bank National Association, as trustee for PREPA bondholders, and various PREPA bondholders and bond insurers, including AGC and AGM. The complaint seeks, among other things, declarations that the advances made by the Fuel Line Lenders are Current Expenses as defined in the trust agreement pursuant to which the PREPA bonds were issued and there is no valid lien securing the PREPA bonds unless and until the Fuel Line Lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claim to the Fuel Line Lenders’ claims and declaring the PREPA RSA null and void. The Oversight Board filed a status report on May 15, 2020, regarding PREPA's financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned, and that the hearing in this adversary proceeding currently scheduled for June 3, 2020 be adjourned. On May 22, 2020, the Title III court issued an order to that effect.

On October 30, 2019, the retirement system for PREPA employees (SREAEE) filed an amended adversary complaint in the Federal District Court for Puerto Rico against the Oversight Board, PREPA, AAFAF, the Commonwealth, the Governor of Puerto Rico, and U.S. Bank National Association, as trustee for  PREPA bondholders. The complaint seeks, among other things, declarations that amounts owed to SREAEE are Current Expenses as defined in the trust agreement pursuant to which the PREPA bonds were issued, that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds and that SREAEE is a third-party beneficiary of certain trust agreement provisions, as well as orders subordinating the PREPA bondholders’ lien and claim to the SREAEE claims. On November 7, 2019, the court granted a motion to intervene by AGC and AGM. The Oversight Board filed a status report on May 15, 2020 regarding PREPA’s financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned, and that the hearing in this adversary proceeding currently scheduled for June 3, 2020 be adjourned. On May 22, 2020, the Title III Court issued an order to that effect.

On January 16, 2020, AGM and AGC along with certain other monoline insurers filed in Federal District Court for Puerto Rico a motion (amending and superseding a motion filed by AGM and AGC on August 23, 2019) for relief from the automatic stay imposed pursuant to Title III of PROMESA to permit movants to enforce in another forum the application of the revenues securing the PRHTA Bonds (the PRHTA Revenues) or, in the alternative, for adequate protection for their property interests in PRHTA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. On July 2, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to liens or other property interests in PRHTA Revenues that have not been deposited in the related bond resolution funds.  The movants intend to appeal this denial and the underlying determinations to the First Circuit.

On January 16, 2020, the Financial Oversight and Management Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the Commonwealth Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or property interests with respect to PRHTA Revenues. Motions for partial summary judgment were filed on April 28, 2020, with a hearing scheduled for September 23, 2020.

On January 16, 2020, the Financial Oversight and Management Board, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRHTA Revenues. This matter is stayed pending further order of the court.

On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRIFA Rum Tax Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRIFA Bonds (the PRIFA Revenues), seeking an order lifting the automatic stay so that movants can enforce rights respecting the PRIFA Revenues in another forum or, in the alternative, that the Commonwealth must provide adequate protection for movants’ lien on the PRIFA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. On July 2, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to PRIFA Revenues that have not been deposited in the related sinking fund.  The movants intend to appeal this denial and the underlying determinations to the First Circuit either as a certified interlocutory appeal or following the issuance of a final order resolving additional issues that were not considered in the preliminary hearing.

On January 16, 2020, the Financial Oversight and Management Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRIFA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or ownership interests with respect to PRIFA Revenues. Motions for partial summary judgment were filed on April 28, 2020, with a hearing currently scheduled for September 23, 2020.

On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRCCDA Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRCCDA Bonds (the PRCCDA Revenues), seeking an order that an action to enforce rights respecting the PRCCDA Revenues in another forum is not subject to the automatic stay associated with the Commonwealth’s Title III proceeding or, in the alternative, if the court finds that the stay is applicable, lifting the automatic stay so that movants can enforce such rights in another forum or, in the further alternative, if the court finds the automatic stay applicable and does not lift it, that the Commonwealth must provide adequate protection for movants’ lien on the PRCCDA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. On July 2, 2020, Judge Swain held that a proposed enforcement action by movants in another court would be subject to the automatic stay, that the movants have a colorable claim to a security interest in funds deposited in the “Transfer Account” and have shown a reasonable likelihood that a certain account held by Scotiabank is the Transfer Account, but denied the motion to the extent it sought stay relief or adequate protection with respect to PRCCDA Revenues that have not been deposited in the Transfer Account.  The movants intend to appeal the portion of the opinion constituting a denial and the underlying determinations related to the denial to the First Circuit either as a certified interlocutory appeal or following the issuance of a final order resolving additional issues that were not considered in the preliminary hearing.

On January 16, 2020, the Financial Oversight and Management Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRCCDA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRCCDA Revenues. Motions for partial summary judgment were filed on April 28, 2020, with a hearing currently scheduled for September 23, 2020.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
	(in millions)
Exposure to Puerto Rico	$4,458	$4,458	$6,843	$6,956

Puerto Rico
Net Par Outstanding

	As of June 30, 2020 (1)	As of December 31, 2019
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$1,253	$1,253
PBA (2)	140	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (2)	842	811
PRHTA (Highway revenue) (2)	515	454
PRCCDA	152	152
PRIFA	16	16
Other Public Corporations
PREPA (2)	825	822
PRASA	373	373
MFA	271	248
U of PR	1	1
Total net exposure to Puerto Rico	$4,388	$4,270
____________________

(1)	In Second Quarter 2020, the Company reassumed $118 million in net par of Puerto Rico exposures from its largest remaining legacy financial guaranty reinsurer.

(2)	As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of June 30, 2020

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2020 (July 1 - September 30)	$291	$399
2020 (October 1 - December 31)	—	3
Subtotal 2020	291	402
2021	153	360
2022	176	375
2023	206	397
2024	222	403
2025-2029	1,173	1,895
2030-2034	1,053	1,527
2035-2039	764	942
2040-2044	104	179
2045-2047	246	272
Total	$4,388	$6,752

Exposure to the U.S. Virgin Islands

As of June 30, 2020, the Company had $485 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $219 million BIG. The $266 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $219 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

In 2017, Hurricane Irma caused significant damage in St. John and St. Thomas, while Hurricane Maria made landfall on St. Croix as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and substantial damage to St. Croix’s businesses and infrastructure, including the power grid. More recently, the COVID-19 pandemic and evolving governmental and private responses to the pandemic have been impacting the USVI economy, especially the tourism sector. The USVI is benefiting from the federal response to the 2017 hurricanes and has made its debt service payments to date.

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. All specialty insurance and reinsurance exposures shown in the table below were rated investment grade internally as of December 31, 2019. As of June 30, 2020, $30 million of aircraft residual value insurance exposure was rated BIG.

Specialty Insurance and Reinsurance
Exposure

	Gross Exposure		Net Exposure
	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
	(in millions)
Life insurance transactions (1)	$1,063	$1,046	$915	$898
Aircraft residual value insurance policies	391	398	236	243
Total	$1,454	$1,444	$1,151	$1,141
____________________

(1)	The life insurance transactions net exposure is projected to increase to approximately $1.0 billion by September 30, 2026.

4.	Expected Loss to be Paid

This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio, regardless of the accounting model (insurance, derivative or VIE).The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments (net of the expected loss on the portion of loss mitigation bonds owned), and inflows for expected salvage and subrogation (and other recoveries including future payments by obligors pursuant to restructuring agreements, settlements or litigation judgments, excess spread on underlying collateral, and other estimated recoveries, including those from restructuring bonds and for breaches of representations and warranties (R&W)). All cash flows are discounted using current risk-free rates.

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

The following tables present a roll forward of net expected loss to be paid for all contracts. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 1.47% with a weighted average of 0.57% as of June 30, 2020 and 0.00% to 2.45% with a weighted average of 1.94% as of December 31, 2019. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 3.9% and 3.2% of the total as of June 30, 2020 and December 31, 2019, respectively.

Net Expected Loss to be Paid
Roll Forward

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Net expected loss to be paid, beginning of period	$660	$963	$737	$1,183
Economic loss development (benefit) due to:
Accretion of discount	2	6	6	14
Changes in discount rates	1	(1)	32	(5)
Changes in timing and assumptions	31	(42)	(7)	(48)
Total economic loss development (benefit)	34	(37)	31	(39)
Net (paid) recovered losses	41	34	(33)	(184)
Net expected loss to be paid, end of period	$735	$960	$735	$960

Net Expected Loss to be Paid
Roll Forward by Sector

	Second Quarter 2020
	Net Expected Loss to be Paid/(Recovered) as of March 31, 2020	Economic Loss Development/ (Benefit)	(Paid)/ Recovered Losses (1)	Net Expected Loss to be Paid/(Recovered) as of June 30, 2020
	(in millions)
Public finance:
U.S. public finance	$493	$30	$20	$543
Non-U.S. public finance	26	2	1	29
Public finance	519	32	21	572
Structured finance:
U.S. RMBS	104	1	23	128
Other structured finance	37	1	(3)	35
Structured finance	141	2	20	163
Total	$660	$34	$41	$735

	Second Quarter 2019
	Net Expected Loss to be Paid (Recovered) as of March 31, 2019	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2019
	(in millions)
Public finance:
U.S. public finance	$666	$92	$(9)	$749
Non-U.S. public finance	31	(8)	—	23
Public finance	697	84	(9)	772
Structured finance:
U.S. RMBS	237	(118)	43	162
Other structured finance	29	(3)	—	26
Structured finance	266	(121)	43	188
Total	$963	$(37)	$34	$960

	Six Months 2020
	Net Expected Loss to be Paid/(Recovered) as of December 31, 2019	Economic Loss Development/ (Benefit)	(Paid)/ Recovered Losses (1)	Net Expected Loss to be Paid/(Recovered) as of June 30, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$86	$(74)	$543
Non-U.S. public finance	23	5	1	29
Public finance	554	91	(73)	572
Structured finance:
U.S. RMBS	146	(62)	44	128
Other structured finance	37	2	(4)	35
Structured finance	183	(60)	40	163
Total	$737	$31	$(33)	$735

	Six Months 2019
	Net Expected Loss to be Paid (Recovered) as of December 31, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$154	$(237)	$749
Non-U.S. public finance	32	(9)	—	23
Public finance	864	145	(237)	772
Structured finance:
U.S. RMBS	293	(183)	52	162
Other structured finance	26	(1)	1	26
Structured finance	319	(184)	53	188
Total	$1,183	$(39)	$(184)	$960
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

The tables above include (1) LAE paid of $6 million and $9 million for Second Quarter 2020 and 2019, respectively, and $9 million and $16 million for Six Months 2020 and 2019, respectively, and (2) expected LAE to be paid of $24 million as of June 30, 2020 and $33 million as of December 31, 2019.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid/(Recovered)		Net Economic Loss Development/ (Benefit)
	As of		Second Quarter		Six Months
	June 30, 2020	December 31, 2019	2020	2019	2020	2019
	(in millions)
Insurance	$684	$683	$32	$(22)	$31	$(12)
FG VIEs (See Note 11)	65	58	1	(14)	7	(24)
Credit derivatives (See Note 9)	(14)	(4)	1	(1)	(7)	(3)
Total	$735	$737	$34	$(37)	$31	$(39)

Selected U.S. Public Finance Transactions

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.4 billion net par as of June 30, 2020, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 3, Outstanding Insurance Exposure.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California (the City) under chapter 9 of the Bankruptcy Code became effective. As of June 30, 2020, the Company’s net par subject to the plan consisted of $107 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth, which will likely be impacted by COVID-19.

The Company projects its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2020, including those mentioned above, to be $543 million, compared with a net expected loss of $531 million as of December 31, 2019. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At June 30, 2020 that credit was $917 million compared with $819 million at December 31, 2019. The Company’s net expected losses incorporate management’s probability weighted estimates of possible scenarios. Each quarter, the Company may revise its scenarios, update assumptions (which may include shifting probability weightings of its scenarios) based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Such information includes management's view of the potential impact of COVID-19 on its distressed U.S. public finance exposures. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

The economic loss development for U.S. public finance transactions was $30 million during Second Quarter 2020 and $86 million during Six Months 2020, and was primarily attributable to Puerto Rico exposures. The loss development attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions it uses in its scenarios based on the public information summarized under "Exposure to Puerto Rico" in Note 3, Outstanding Insurance Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non - U.S. Public Finance Transactions

Expected loss to be paid for non-U.S. public finance transactions was $29 million as of June 30, 2020, compared with $23 million as of December 31, 2019, primarily consisting of: (i) an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K., which has been underperforming due to higher costs compared with expectations at underwriting, (ii) transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default, and (iii) an obligation backed by payments from a region in Italy, and for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction.

The economic loss development for non-U.S. public finance transactions, including those mentioned above, was approximately $2 million during Second Quarter 2020, which was primarily attributable to the impact of negative European interest rates on an interest rate swap in an Italian transaction. The economic loss development of $5 million during Six Months 2020 was due primarily to the impact of negative European interest rates and a weaker outlook of the performance of the U.K. road mentioned above.

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

As of June 30, 2020, the Company had a net R&W payable of $95 million to R&W counterparties, compared with a net R&W payable of $53 million as of December 31, 2019. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
First lien U.S. RMBS	$4	$(19)	$(55)	$(50)
Second lien U.S. RMBS	(3)	(99)	(7)	(133)

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

First Lien Liquidation Rates

	As of June 30, 2020	As of March 31, 2020	As of December 31, 2019
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	30	30
Option ARM	35	30	35
Subprime	30	35	35
60 – 89 Days Delinquent
Alt-A and Prime	40	40	40
Option ARM	45	45	45
Subprime	40	45	45
90+ Days Delinquent
Alt-A and Prime	55	55	55
Option ARM	60	55	55
Subprime	45	50	50
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	60	65	65
Option ARM	65	65	65
Subprime	55	55	60
Real Estate Owned
All	100	100	100

Towards the end of the first quarter of 2020, lenders began offering mortgage borrowers the option to forbear interest and principal payments of their loans due to the COVID -19 pandemic, and to repay such amounts at a later date. This resulted in an increase in early-stage delinquencies in RMBS transactions during the Second Quarter 2020. The Company's expected loss estimate assumes that a portion of early-stage delinquencies are due to COVID-19 related forbearances, and applies a liquidation rate of 20% to such loans. This is the same liquidation rate assumption used when estimating expected losses for current loans modified or delinquent within the last 12 months, as the Company believes this is the category that most resembles the population of new forbearance delinquencies.

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 3 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of June 30, 2020				As of March 31, 2020				As of December 31, 2019
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	1.6%	-	9.4%	5.2%	0.0%	-	8.3%	4.0%	0.3%	-	8.4%	4.1%
Final CDR	0.1%	-	0.5%	0.3%	0.0%	-	0.4%	0.2%	0.0%	-	0.4%	0.2%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	70%				70%				70%
Option ARM
Plateau CDR	2.4%	-	10.4%	5.6%	1.7%	-	7.7%	5.0%	1.8%	-	8.4%	5.4%
Final CDR	0.1%	-	0.5%	0.3%	0.1%	-	0.4%	0.3%	0.1%	-	0.4%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				60%				60%
2007+	70%				70%				70%
Subprime
Plateau CDR	1.3%	-	19.1%	5.5%	1.9%	-	17.8%	5.4%	1.6%	-	18.1%	5.6%
Final CDR	0.1%	-	1.0%	0.3%	0.1%	-	0.9%	0.3%	0.1%	-	0.9%	0.3%
Initial loss severity:
2005 and prior	75%				75%				75%
2006	75%				75%				75%
2007+	75%				75%				75%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2020 and December 31, 2019.

Total expected loss to be paid on all first lien U.S. RMBS was $122 million and $166 million as of June 30, 2020 and December 31, 2019, respectively. The $4 million economic loss development in Second Quarter 2020 for first lien U.S. RMBS transactions was primarily attributable to COVID-19 related forbearances, partially offset by higher excess spread in certain transactions and changes in liquidation rates. The $55 million economic benefit in Six Months 2020 for first lien U.S. RMBS was primarily attributable to higher excess spread on certain transactions, partially offset by changes in discount rates and COVID-19 related forbearances. Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR, which decreased in Second Quarter 2020 and Six Months 2020, and so increased excess spread. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2020 as it used as of December 31, 2019, increasing and decreasing the periods of stress from those used in the base case. LIBOR may be discontinued, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR. The economic development attributable to changes in discount rates was de minimis in Second Quarter 2020 and $25 million in Six Months 2020.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $46 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $47 million for all first lien U.S. RMBS transactions.

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

In second lien transactions, the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. As in the case of first lien transactions, second lien transactions have seen an increase in early-stage delinquency because of COVID-19 related forbearances. The Company applies a 20% liquidation rate to such forborn loans same as first lien RMBS transactions.

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of June 30, 2020 and December 31, 2019, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions periodically based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company projects future recoveries on these charged-off loans at the rate shown in the table below. Such recoveries are assumed to be received evenly over the next five years. Increasing the recovery rate to 30% would result in an economic benefit of $55 million, while decreasing the recovery rate to 10% would result in an economic loss of $55 million.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $6 million as of June 30, 2020 and total expected recovery was $20 million as of December 31, 2019. The $3 million economic benefit in Second Quarter 2020 and $7 million economic benefit in Six Months 2020 were primarily attributable to higher excess spread and improved performance in certain transactions and higher actual recoveries received for previously charged-off loans, partially offset by COVID-19 related forbearances and, in the case of Six Months 2020, changes in discount rates.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of June 30, 2020				As of March 31, 2020				As of December 31, 2019
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	6.3%	-	29.8%	13.0%	4.1%	-	23.3%	9.6%	5.9%	-	24.6%	9.5%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	30				30				30
60 – 89 Days Delinquent	40				45				45
90+ Days Delinquent	60				65				65
Bankruptcy	55				55				55
Foreclosure	55				60				55
Real Estate Owned	100				100				100
Loss severity (1)	98%				98%				98%
Projected future recoveries on previously charged-off loans	20%				20%				20%

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

Other Structured Finance

The Company projected that its total net expected loss across its troubled other structured finance exposures as of June 30, 2020 was $35 million and is primarily attributable to $76 million in BIG net par of student loan securitizations issued by private issuers that are classified as structured finance. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions. As of June 30, 2020, the Company's BIG net par in these transactions was $40 million. The economic loss development across all other structured finance transactions during Second Quarter 2020 and Six Months 2020 was $1 million and $2 million, respectively.

Recovery Litigation

In the ordinary course of their respective businesses, certain of AGL's subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

    The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See Note 3, Outstanding Insurance Exposure, for a discussion of the Company's exposure to Puerto Rico and related recovery litigation being pursued by the Company.

5.	Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Insurance Exposure, and Note 4, Expected Loss to be Paid, includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance. See Note 9, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 11, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.

Net Earned Premiums

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$83	$85	$165	$172
Accelerations from refundings and terminations	32	20	47	46
Accretion of discount on net premiums receivable	5	5	10	9
Financial guaranty insurance net earned premiums	120	110	222	227
Specialty net earned premiums	1	2	2	3
Net earned premiums (1)	$121	$112	$224	$230
 ___________________

(1)	Excludes $1 million and $11 million for Second Quarter 2020 and 2019, respectively, and $2 million and $14 million for Six Months 2020 and 2019, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Six Months
	2020	2019
	(in millions)
Beginning of year	$1,286	$904
Less: Specialty insurance premium receivable	2	1
Financial guaranty insurance premiums receivable	1,284	903
Gross written premiums on new business, net of commissions	220	98
Gross premiums received, net of commissions	(156)	(127)
Adjustments:
Changes in the expected term	(9)	(10)
Accretion of discount, net of commissions on assumed business	9	4
Foreign exchange gain (loss) on remeasurement	(55)	(3)
Financial guaranty insurance premium receivable (1)	1,293	865
Specialty insurance premium receivable	1	1
June 30,	$1,294	$866
____________________

(1)	Excludes $6 million and $8 million as of June 30, 2020 and June 30, 2019, respectively, related to consolidated FG VIEs.

Approximately 79% and 78% of installment premiums at June 30, 2020 and December 31, 2019, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of June 30, 2020
(in millions)
2020 (July 1 - September 30)	$86
2020 (October 1 - December 31)	14
2021	92
2022	106
2023	94
2024	86
2025-2029	342
2030-2034	238
2035-2039	151
After 2039	340
Total (1)	$1,549
 ____________________

(1)	Excludes expected cash collections on consolidated FG VIEs of $8 million.

The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of June 30, 2020
(in millions)
2020 (July 1 - September 30)	$84
2020 (October 1 - December 31)	82
Subtotal 2020	166
2021	306
2022	281
2023	259
2024	238
2025-2029	930
2030-2034	653
2035-2039	386
After 2039	518
Net deferred premium revenue (1)	3,737
Future accretion	256
Total future net earned premiums	$3,993
 ____________________

(1)	Excludes net earned premiums on consolidated FG VIEs of $45 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of June 30, 2020	As of December 31, 2019
	(dollars in millions)
Premiums receivable, net of commission payable	$1,293	$1,284
Gross deferred premium revenue	1,679	1,637
Weighted-average risk-free rate used to discount premiums	1.6%	1.7%
Weighted-average period of premiums receivable (in years)	12.7	13.3

Financial Guaranty Insurance Losses

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 1.47% with a weighted average of 0.57% as of June 30, 2020 and 0.00% to 2.45% with a weighted average of 1.94% as of December 31, 2019.

Net Reserve (Salvage)

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Public finance:
U.S. public finance	$341	$328
Non-U.S. public finance	5	5
Public finance	346	333
Structured finance:
U.S. RMBS (1)	(84)	(78)
Other structured finance	41	40
Structured finance	(43)	(38)
Total	$303	$295
____________________

(1)	Excludes net reserves of $37 million and $33 million as of June 30, 2020 and December 31, 2019, respectively, related to consolidated FG VIEs.
Components of Net Reserves (Salvage)

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Loss and LAE reserve	$1,076	$1,050
Reinsurance recoverable on unpaid losses (1)	(9)	(38)
Loss and LAE reserve, net	1,067	1,012
Salvage and subrogation recoverable	(795)	(747)
Salvage and subrogation reinsurance payable (2)	31	30
Salvage and subrogation recoverable, net	(764)	(717)
Net reserves (salvage)	$303	$295
____________________

(1)	Recorded as a component of other assets in the condensed consolidated balance sheets.

(2)	Recorded as a component of other liabilities in the condensed consolidated balance sheets.

The table below provides a reconciliation of net expected loss to be paid for financial guaranty insurance contracts to net expected loss to be expensed. Expected loss to be paid for financial guaranty insurance contracts differs from expected loss to be expensed due to: (i) the contra-paid which represents the claim payments made and recoveries received that have not yet been recognized in the statement of operations, (ii) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (and therefore recognized in income but not yet received), and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2020
(in millions)
Net expected loss to be paid - financial guaranty insurance	$682
Contra-paid, net	39
Salvage and subrogation recoverable, net, and other recoverable	764
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,065)
Net expected loss to be expensed (present value) (1)	$420
____________________
(1)    Excludes $32 million as of June 30, 2020, related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2020
(in millions)
2020 (July 1 - September 30)	$9
2020 (October 1 - December 31)	9
Subtotal 2020	18
2021	36
2022	37
2023	34
2024	33
2025-2029	131
2030-2034	89
2035-2039	33
After 2039	9
Net expected loss to be expensed	420
Future accretion	56
Total expected future loss and LAE	$476

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Public finance:
U.S. public finance	$33	$94	$92	$164
Non-U.S. public finance	—	(8)	—	(8)
Public finance	33	86	92	156
Structured finance:
U.S. RMBS (1)	4	(88)	(38)	(115)
Other structured finance	—	1	3	4
Structured finance	4	(87)	(35)	(111)
Loss and LAE	$37	$(1)	$57	$45

____________________

(1)
Excludes a loss of $2 million and a benefit of $14 million for Second Quarter 2020 and 2019, respectively, and a loss of $8 million and a benefit of $15 million for Six Months 2020 and 2019 respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2020

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	112	(1)	19	—	128	(4)	259	—	259
Remaining weighted-average period (in years)	7.3	4.7	17.3	—	9.3	6.1	9.2	—	9.2
Outstanding exposure:
Par	$2,493	$(11)	$511	$—	$5,326	$(68)	$8,251	$—	$8,251
Interest	944	(3)	436	—	2,291	(18)	3,650	—	3,650
Total (2)	$3,437	$(14)	$947	$—	$7,617	$(86)	$11,901	$—	$11,901
Expected cash outflows (inflows)	$155	$(1)	$73	$—	$4,057	$(54)	$4,230	$(262)	$3,968
Potential recoveries (3)	(604)	21	(3)	—	(2,887)	55	(3,418)	188	(3,230)
Subtotal	(449)	20	70	—	1,170	1	812	(74)	738
Discount	18	—	(10)	—	(72)	(1)	(65)	9	(56)
Present value of expected cash flows	$(431)	$20	$60	$—	$1,098	$—	$747	$(65)	$682
Deferred premium revenue	$134	$—	$23	$—	$453	$(3)	$607	$(45)	$562
Reserves (salvage)	$(465)	$20	$41	$—	$740	$2	$338	$(37)	$301

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

6.	Reinsurance

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

As of June 30, 2020, if each third party company ceding business to any of the Company's insurance subsidiaries had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $41 million and $248 million, respectively.

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

Specialty Business

The Company, through AGRO, assumes specialty business from third party insurers (Assumed Specialty Business). It also cedes and retrocedes some of its specialty business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) below "A" would require AGRO to post, as of June 30, 2020, an estimated $1.3 million of collateral in respect of certain of its Assumed Specialty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of June 30, 2020, an estimated $13 million of collateral in respect of a different portion of AGRO’s Assumed Specialty Business. AGRO’s ceded/retroceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded/retroceded business upon certain triggering events, such as reinsurer rating downgrades.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the condensed consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and specialty).

Effect of Reinsurance on Statement of Operations

	Second Quarter		Six Months
	2020	2019	2020	2019

Premiums Written:
Direct	$148	$50	$212	$89
Assumed	1	1	1	1
Ceded (1)	2	(2)	2	13
Net	$151	$49	$215	$103
Premiums Earned:
Direct	$113	$99	$207	$204
Assumed	10	15	20	30
Ceded	(2)	(2)	(3)	(4)
Net	$121	$112	$224	$230
Loss and LAE:
Direct	$38	$—	$46	$54
Assumed	(1)	1	11	2
Ceded	—	(2)	—	(11)
Net	$37	$(1)	$57	$45
____________________

(1)	Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Ceded premium payable, net of commissions	$17	$20
Ceded expected loss to be recovered (paid)	(20)	11
Financial guaranty ceded par outstanding (2)	886	1,349
Specialty ceded exposure (see Note 3)	303	303
____________________

(1)
The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of June 30, 2020 and December 31, 2019 was approximately $18 million and $68 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)	Of the total par ceded to BIG rated reinsurers, $79 million and $224 million is rated BIG as of June 30, 2020 and December 31, 2019, respectively.

Commutations

In Second Quarter 2020, the Company reassumed a previously ceded portfolio of insured business from its largest remaining legacy third party financial guaranty reinsurer, which includes $118 million in net par of Puerto Rico exposures.

Commutations of Ceded Reinsurance Contracts

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Increase in net unearned premium reserve	$5	$15	$5	$15
Increase in net par outstanding	336	1,069	336	1,069
Commutation gains (losses)	38	1	38	1

7.	Fair Value Measurement

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2020, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

There was a transfer of a fixed-maturity security from Level 3 into Level 2 during Six Months 2020. There was a transfer of a fixed-maturity security from Level 2 into Level 3 during Second Quarter 2019 and Six Months 2019. There were no other transfers into or from Level 3 during the period presented.

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

As of June 30, 2020, the Company used models to price 159 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,094 million. Most Level 3 securities were priced with the assistance of an independent third party. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

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

The fair value of CCS, which is recorded in other assets on the condensed consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC's CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security. The change in fair value of the AGC CCS and AGM CPS are recorded in fair value gains (losses) on committed capital securities in the condensed consolidated statements of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGC and AGM CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

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

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes recorded in the statement of operations. The Company did not enter into CDS contracts with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2020 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.23% to 0.89% at June 30, 2020 and 1.69% to 2.08% at December 31, 2019.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, de minimis amounts, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of June 30, 2020 and December 31, 2019. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is recorded in "fair value gains (losses) on FG VIEs" in the condensed consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in instrument-specific credit risk (ISCR) which is separately presented in other comprehensive income (OCI). Interest income and interest expense are derived from the trustee reports and also included in "fair value gains (losses) on FG VIEs." The FG VIEs issued securities typically collateralized by first lien and second lien RMBS as well as loans and receivables.

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

Assets and Liabilities of Consolidated Investment Vehicles

Due to the fact that BlueMountain manages and the insurance companies have an investment in certain Assured Investment Management funds, the Company consolidated several Assured Investment Management investment vehicles listed below (collectively, the consolidated investment vehicles). All consolidated investment vehicles are accounted for at fair value. See Note 11, Variable Interest Entities.

The Assured Investment Management funds that are consolidated (consolidated Assured Investment Management funds) are:

•	AHP Capital Solutions, LP (AHP),

•	AIM Asset Backed Income Fund (US) L.P. (ABIF),

•	BlueMountain CLO Warehouse Fund (US) L.P. (CLO Warehouse Fund), and

•	AIM Municipal Bond Fund L.P. (AMBF).

The CLO Warehouse Fund invested in the following entities managed by Assured Investment Management, and which are also consolidated:

•	BlueMountain CLO XXVI Ltd. (CLO XXVI),

•	BlueMountain CLO XXIX Ltd. (CLO XXIX), and

•	BlueMountain CLO Warehouse Ltd. (CLOWH).

CLO XXVI and CLO XXIX, which are CLOs managed by Assured Investment Management (collectively, the consolidated CLOs), are collateralized financing entities (CFE) under Accounting Standards Codification (ASC) 810, Consolidation, and have elected to measure assets and liabilities using the fair value of their respective assets, which are more observable. The financial assets of consolidated CLOs are all Level 2 assets, and therefore more observable than the fair value of the financial liabilities of consolidated CLOs, which are all Level 3 liabilities. As a result, the financial assets of consolidated CLOs are measured at fair value and the financial liabilities of consolidated CLOs are measured as: (1) the sum of the fair value of the financial assets, and the carrying value of any nonfinancial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company). CLOWH is not a CFE. The assets and liabilities of CLOWH are recorded at fair value under the fair value option.

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

Assets in consolidated Assured Investment Management funds that are carried at fair value primarily consist of corporate loans, CLOs, asset backed securities, municipal bonds, short-term and other investments. Assets supporting consolidated CLOs and certain assets of the consolidated funds are Level 2. Short-term investments are classified as Level 1. The remainder of the invested assets of consolidated funds are Level 3. Liabilities include various tranches of CLO debt, which are classified as Level 3 and securities sold short, which are classified as Level 2 in the fair value hierarchy. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of June 30, 2020

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,113	$—	$4,016	$97
U.S. government and agencies	174	—	174	—
Corporate securities	2,389	—	2,360	29
Mortgage-backed securities:
RMBS	635	—	381	254
Commercial mortgage-backed securities (CMBS)	411	—	411	—
Asset-backed securities	768	—	54	714
Non-U.S. government securities	140	—	140	—
Total fixed-maturity securities	8,630	—	7,536	1,094
Short-term investments	821	754	67	—
Other invested assets (1)	15	9	—	6
FG VIEs’ assets, at fair value	318	—	—	318
Assets of consolidated investment vehicles:
Fund investments
Debt securities	63	—	3	60
Equity securities and warrants	54	—	1	53
Structured products	43	—	37	6
Obligations of state and political subdivisions	39	—	39	—
CLO investments
Debt securities	850	—	850	—
Short-term investments	403	403	—	—
Total assets of consolidated investment vehicles	1,452	403	930	119
Other assets	160	41	42	77
Total assets carried at fair value	$11,396	$1,207	$8,575	$1,614
Liabilities:
Credit derivative liabilities	$163	$—	$—	$163
FG VIEs’ liabilities with recourse, at fair value	332	—	—	332
FG VIEs’ liabilities without recourse, at fair value	20	—	—	20
Liabilities of consolidated investment vehicles:
CLO obligations of CFE	806	—	—	806
Securities sold short	30	—	30	—
Total liabilities of consolidated investment vehicles	836	—	30	806
Total liabilities carried at fair value	$1,351	$—	$30	$1,321

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2019

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,340	$—	$4,233	$107
U.S. government and agencies	147	—	147	—
Corporate securities	2,221	—	2,180	41
Mortgage-backed securities:
RMBS	775	—	467	308
CMBS	419	—	419	—
Asset-backed securities	720	—	62	658
Non-U.S. government securities	232	—	232	—
Total fixed-maturity securities	8,854	—	7,740	1,114
Short-term investments	1,268	1,061	207	—
Other invested assets (1)	6	—	—	6
FG VIEs’ assets, at fair value	442	—	—	442
Assets of consolidated investment vehicles:
Fund investments
Debt securities	47	—	—	47
Equity securities and warrants	17	—	—	17
CLO investments
Debt securities	494	—	494	—
Total assets of consolidated investment vehicles	558	—	494	64
Other assets	135	32	45	58
Total assets carried at fair value	$11,263	$1,093	$8,486	$1,684
Liabilities:
Credit derivative liabilities	$191	$—	$—	$191
FG VIEs’ liabilities with recourse, at fair value	367	—	—	367
FG VIEs’ liabilities without recourse, at fair value	102	—	—	102
Liabilities of consolidated investment vehicles
CLO obligations of CFE	481	—	—	481
Total liabilities carried at fair value	$1,141	$—	$—	$1,141
____________________

(1)	Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2020, Second Quarter 2019, Six Months 2020 and Six Months 2019.

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
Second Quarter 2020

	Fixed-Maturity Securities										Assets of Consolidated Investment Vehicles
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Debt Securities		Equity Securities and Warrants		Structured Products		Other (7)
	(in millions)
Fair value as of March 31, 2020	$86		$26		$253		$596		$368		$52		$32		$12		$103
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	1	(1)	2	(1)	7	(1)	(50)	(2)	3	(4)	7	(4)	3	(4)	(25)	(3)
Other comprehensive income (loss)	10		2		12		17		—		—		—		—		—
Purchases	—		—		—		118		—		5		17		5		—
Sales	—		—		—		(21)		—		—		(3)		(14)		—
Settlements	—		—		(13)		(3)		(18)		—		—		—		—
VIE consolidations	—		—		—		—		18		—		—		—		—
Fair value as of June 30, 2020	$97		$29		$254		$714		$318		$60		$53		$6		$78
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of June 30, 2020									$25	(2)	$3	(4)	$7	(4)	$1	(4)	$(25)	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of June 30, 2020	$10		$2		$11		$16										$—

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Second Quarter 2020

			FG VIEs’ Liabilities, at Fair Value
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of Consolidated Investment Vehicles
	(in millions)
Fair value as of March 31, 2020	$(262)		$(312)		$(82)		$(426)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	100	(6)	(12)	(2)	63	(2)	(18)	(4)
Other comprehensive income (loss)	—		(7)		—		—
Issuances	—		—		—		(362)
Settlements	1		15		2		—
VIE consolidations	—		(16)		(3)		—
Fair value as of June 30, 2020	$(161)		$(332)		$(20)		$(806)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of June 30, 2020	$100	(6)	$(11)	(2)	$(11)	(2)	$(18)	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of June 30, 2020			$(7)

Rollforward of Level 3 Assets and Liabilities
At Fair Value on a Recurring Basis
Second Quarter 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse
	(in millions)
Fair value as of March 31, 2019	$104		$48		$318		$958		$560		$68		$(228)		$(505)		$(104)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	1	(1)	5	(1)	30	(1)	47	(2)	19	(3)	(8)	(6)	(20)	(2)	(3)	(2)
Other comprehensive income (loss)	—		(1)		15		(85)		—		—		—		5		—
Purchases	—		—		—		8		—		—		—		—		—
Settlements	—		—		(13)		(238)		(75)		—		20		69		1
FG VIE deconsolidation	—		—		—		—		(6)		—		—		5		1
Transfers into Level 3	—		—		—		1		—		—		—		—		—
Fair value as of June 30, 2019	$105		$48		$325		$674		$526		$87		$(216)		$(446)		$(105)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of June 30, 2019									$52	(2)	$19	(3)	$(7)	(6)	$(20)	(2)	$(12)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held at June 30, 2019	$—		$(1)		$15		$8				$—				$5

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
Six Months 2020

	Fixed-Maturity Securities										Assets of Consolidated Investment Vehicles
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Debt Securities		Equity Securities and Warrants		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$47		$17		$—		$55
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	2	(1)	(6)	(1)	5	(1)	14	(1)	(87)	(2)	8	(4)	3	(4)	3	(4)	23	(3)
Other comprehensive income (loss)	(11)		(6)		(35)		(42)		—		—		—		—		—
Purchases	—		—		—		118		—		5		50		17		—
Sales	—		—		—		(23)		—		—		(17)		(14)		—
Settlements	(1)		—		(24)		(10)		(55)		—		—		—		—
VIE consolidations	—		—		—		—		18		—		—		—		—
Transfers out of Level 3	—		—		—		(1)		—		—		—		—		—
Fair value as of June 30, 2020	$97		$29		$254		$714		$318		$60		$53		$6		$78
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of June 30, 2020									$(11)	(2)	$8	(4)	$3	(4)	$1	(4)	$23	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of June 30, 2020	$(11)		$(6)		$(34)		$(41)										$—

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Six Months 2020

			FG VIEs’ Liabilities, at Fair Value
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of Consolidated Investment Vehicles
	(in millions)
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	23	(6)	4	(2)	74	(2)	37	(4)
Other comprehensive income (loss)	—		6		—		—
Issuances	—		—		—		(362)
Settlements	1		41		11		—
VIE consolidations	—		(16)		(3)		—
Fair value as of June 30, 2020	$(161)		$(332)		$(20)		$(806)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of June 30, 2020	$27	(6)	$4	(2)	$(1)	(2)	$37	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of June 30, 2020			$6

Rollforward of Level 3 Assets and Liabilities
At Fair Value on a Recurring Basis
Six Months 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$77		$(207)		$(517)		$(102)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	2	(1)	(10)	(1)	11	(1)	44	(1)	64	(2)	10	(3)	(30)	(6)	(31)	(2)	(7)	(2)
Other comprehensive income (loss)	5		2		20		(94)		—		—		—		5		—
Purchases	—		—		11		18		—		—		—		—		—
Settlements	(1)		—		(26)		(242)		(101)		—		21		92		3
FG VIE deconsolidation	—		—		—		—		(6)		—		—		5		1
Transfers into Level 3	—		—		—		1		—		—		—		—		—
Fair value as of June 30, 2019	$105		$48		$325		$674		$526		$87		$(216)		$(446)		$(105)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of June 30, 2019									$72	(2)	$10	(3)	$(28)	(6)	$(31)	(2)	$(15)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held at June 30. 2019	$5		$2		$20		$11				$—				$5
 ____________________

(1)	Included in net realized investment gains (losses) and net investment income.

(2)	Included in fair value gains (losses) on FG VIEs.

(3)	Recorded in fair value gains (losses) on CCS, net investment income and other income.

(4)	Recorded in fair value gains (losses) on consolidated investment vehicles.

(5)
Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheet based on net exposure by transaction.

(6)	Reported in net change in fair value of credit derivatives.

(7)	Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2020

Financial Instrument Description	Fair Value at June 30, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (5)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$97	Yield	5.3%	-	35.3%	10.9%

Corporate securities	29	Yield	45.3%

RMBS	254	CPR	2.7%	-	15.0%	6.5%
		CDR	1.5%	-	7.5%	5.4%
		Loss severity	45.0%	-	125.0%	83.4%
		Yield	4.5%	-	7.2%	5.5%
Asset-backed securities:
Life insurance transactions	335	Yield	5.5%

CLOs /Trust preferred securities (TruPS)	342	Yield	1.5%	-	4.2%	2.4%

Others	37	Yield	13.3%

FG VIEs’ assets, at fair value (1)	318	CPR	0.4%	-	18.8%	8.6%
		CDR	1.2%	-	26.5%	5.3%
		Loss severity	45.0%	-	100.0%	79.7%
		Yield	2.9%	-	8.7%	5.9%

Assets of consolidated investment vehicles (3):
Debt securities	60	Discount rate	14.9%	-	23.4%	18.5%
		Market multiple - enterprise/revenue value	0.66x
		Market multiple - enterprise/EBITDA (4)	10.0x

Equity securities and warrants	53	Discount rate	14.9%	-	26.9%	25.6%
		Market multiple - enterprise/revenue value	0.66x
		Market multiple - enterprise/EBITDA	8.1x	-	10.0x
		Yield	10.1%

Structured products	6	Yield	4.8%	-	11.6%	7.4%

Other assets (1)	75	Implied Yield	4.0%	-	4.8%	4.4%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at June 30, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (5)
Liabilities:

Credit derivative liabilities, net	$(161)	Year 1 loss estimates	0.0%	-	83.0%	2.1%
		Hedge cost (in basis points (bps))	21.0	-	119.0	44.0
		Bank profit (in bps)	44.0	-	289.0	107.0
		Internal floor (in bps)	9.0	-	30.0	9.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(352)	CPR	0.4%	-	18.8%	8.6%
		CDR	1.2%	-	26.5%	5.3%
		Loss severity	45.0%	-	100.0%	79.7%
		Yield	1.9%	-	8.3%	4.6%

Liabilities of consolidated investment vehicles:
CLO obligations of CFE (6)	(806)	Yield	2.6%	-	13.4%	3.0%
___________________

(1)	Discounted cash flow is used as the primary valuation technique.

(2)	Excludes several investments recorded in other invested assets with a fair value of $6 million.

(3)	The primary inputs to the valuation are data on comparable companies, including market multiples, yields/discount rates, financial projections, and recent market transaction prices where available.

(4)	Earnings before interest, taxes, depreciation, and amortization.

(5)
Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of consolidated investment vehicles, where it is calculated as a percentage of fair value.

(6)	See CFE fair value methodology described above for consolidated CLOs.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2019

Financial Instrument Description	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$107	Yield	4.5%	-	31.1%	8.5%

Corporate securities	41	Yield	35.9%

RMBS	308	CPR	2.0%	-	15.0%	6.3%
		CDR	1.5%	-	7.0%	4.9%
		Loss severity	40.0%	-	125.0%	78.8%
		Yield	3.7%	-	6.1%	4.8%
Asset-backed securities:
Life insurance transactions	350	Yield	5.8%

CLOs/TruPS	256	Yield	2.5%	-	4.1%	2.9%

Others	52	Yield	2.3%	-	9.4%	9.3%

FG VIEs’ assets, at fair value (1)	442	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	3.0%	-	8.4%	5.2%

Assets of consolidated investment vehicles (3):
Debt securities	47	Discount rate	16.0%	-	28.0%	21.5%
		Market multiple - enterprise/revenue value	0.5x
		Market multiple - enterprise/EBITDA	9.5x

Equity securities and warrants	17	Discount rate	16.0%	-	28.0%	20.8%
		Market multiple - enterprise/revenue value	0.5x
		Market multiple - enterprise/EBITDA	9.5x
		Yield	12.5%

Other assets (1)	52	Implied Yield	5.1%	-	5.8%	5.5%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Liabilities:

Credit derivative liabilities, net	$(185)	Year 1 loss estimates	0.0%	-	46.0%	1.3%
		Hedge cost (in bps)	5.0	-	31.0	11.0
		Bank profit (in bps)	51.0	-	212.0	76.0
		Internal floor (in bps)	30.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(469)	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	2.7%	-	8.4%	4.2%

Liabilities of consolidated investment vehicles:
CLO obligations of CFE	(481)	Yield	10.0%
____________________

(1)	Discounted cash flow is used as the primary valuation technique.

(2)	Excludes several investments recorded in other invested assets with a fair value of $6 million.

(3)	The primary inputs to the valuation are recent market transaction prices, supported by market multiples and yields/discount rates.

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

Due From/To Brokers and Counterparties

Due from/to brokers and counterparties primarily consists of cash, margin deposits, and cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represent balances on a net-by counterparty basis on the consolidated balance sheet where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to collateral for securities sold short and derivative contracts; its use is therefore restricted until the securities are purchased or the derivative contracts are closed. The fair value of these items is approximated by carrying value and such items are considered Level 1.

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of June 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$—	$2	$1	$2
Other assets (1)	84	84	97	97
Financial guaranty insurance contracts (2)	(2,724)	(4,568)	(2,714)	(4,013)
Long-term debt	(1,222)	(1,517)	(1,235)	(1,573)
Other liabilities (1)	(36)	(36)	(14)	(14)
Assets (liabilities) of consolidated investment vehicles:
Due from brokers and counterparties	41	41	—	—
Due to brokers and counterparties	(400)	(400)	—	—
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

8.    Investments and Cash

Accounting Policy

Refer to Note 1, Business and Basis of Presentation for a description of new accounting guidance adopted as of January 1, 2020 related to credit impairment of financial assets.

Investment Portfolio

As of June 30, 2020, the majority of the investment portfolio is managed by six outside managers. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The externally managed portfolio must maintain a minimum average rating of A+ by S&P or A1 by Moody’s Investors Service, Inc. (Moody’s).

The investment portfolio tables shown below include assets managed both externally and internally. The internally managed portfolio primarily consists of the Company's investments in (i) securities acquired for loss mitigation purposes or other risk management purposes, (ii) securities managed under Investment Management Agreements (IMAs) with BlueMountain, and (iii) other alternative investments, including both equity and debt securities, that the Company believes present an attractive investment opportunity. Alternative investments include assets invested in Assured Investment Management funds, which are accounted for as consolidated investment vehicles and therefore not included in this note.

One of the Company's strategies for mitigating losses has been to purchase loss mitigation securities at discounted prices. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties (other risk management assets).

The insurance subsidiaries currently intend to invest $500 million in Assured Investment Management funds. As of June 30, 2020, the Insurance segment had committed capital to the four consolidated Assured Investment Management funds, of which $354 million has been drawn by the respective Assured Investment Management funds, and which had a fair value of $367 million as of June 30, 2020. The remaining outstanding commitment to the Assured Investment Management funds was $112 million as of June 30, 2020. The undrawn portion is reflected in short-term investments in the table below. All of the Assured Investment Management funds in which the insurance subsidiaries invest were consolidated as of June 30, 2020 and December 31, 2019. See Note 11, Variable Interest Entities.

In Second Quarter 2020, AGM, AGC and MAC entered into IMAs with BlueMountain to manage a portfolio of municipal obligations and a portfolio of CLOs. As of June 30, 2020, they have together allocated $250 million to municipal obligation strategies and $100 million to CLO strategies, with authorization to allocate an additional $200 million to CLOs strategies.

The Company has agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $84 million of the commitment was not funded as of June 30, 2020. The Company has also invested in a limited liability company that owns fuel cells with a fair value of $61 million as of June 30, 2020.

Investment Portfolio
Carrying Value

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Fixed-maturity securities (1):
Externally managed	$7,503	$7,978
Internally managed:
Assured Investment Management	354	—
Loss mitigation and other securities	773	876
Short-term investments	821	1,268
Other invested assets
Equity method investments	107	111
Other	15	7
Total	$9,573	$10,240
____________________

(1)	7.7% and 8.6% of fixed-maturity securities are rated BIG as of June 30, 2020 and December 31, 2019, respectively.

Accrued investment income, which is recorded in other assets, was $75 million and $79 million as of June 30, 2020 and December 31, 2019, respectively. In Six Months 2020, the Company did not write off any accrued investment income.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of June 30, 2020

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$3,789	$(11)	$336	$(1)	$4,113	$(1)	AA-
U.S. government and agencies	2	160	—	14	—	174	—	AA+
Corporate securities	26	2,327	(38)	138	(38)	2,389	(18)	A
Mortgage-backed securities (4):	0
RMBS	7	649	(20)	37	(31)	635	(29)	A-
CMBS	4	384	—	27	—	411	—	AAA
Asset-backed securities	8	780	(6)	12	(18)	768	(4)	BBB-
Non-U.S. government securities	2	148	—	1	(9)	140	—	AA
Total fixed-maturity securities	91	8,237	(75)	565	(97)	8,630	(52)	A+
Short-term investments	9	821	—	1	(1)	821	—	AAA
Total	100%	$9,058	$(75)	$566	$(98)	$9,451	$(52)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2019

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$4,036	$305	$(1)	$4,340	$40	AA-
U.S. government and agencies	1	137	10	—	147	—	AA+
Corporate securities	23	2,137	103	(19)	2,221	(8)	A
Mortgage-backed securities (4):
RMBS	8	745	37	(7)	775	8	A-
CMBS	4	402	17	—	419	—	AAA
Asset-backed securities	7	684	38	(2)	720	16	BB+
Non-U.S. government securities	2	230	7	(5)	232	3	AA
Total fixed-maturity securities	87	8,371	517	(34)	8,854	59	A+
Short-term investments	13	1,268	—	—	1,268	—	AAA
Total	100%	$9,639	$517	$(34)	$10,122	$59	AA-
____________________

(1)	Based on amortized cost.

(2)	Accumulated OCI (AOCI).

(3)
Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.

(4)	U.S. government-agency obligations were approximately 39% of mortgage backed securities as of June 30, 2020 and 42% as of December 31, 2019 based on fair value.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of June 30, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$35	$(1)	$—	$—	$35	$(1)
Corporate securities	341	(8)	61	(12)	402	(20)
Mortgage-backed securities:
RMBS	30	(2)	1	—	31	(2)
CMBS	—	—	1	—	1	—
Asset-backed securities	468	(10)	118	(3)	586	(13)
Non-U.S. government securities	74	(1)	40	(8)	114	(9)
Total	$948	$(22)	$221	$(23)	$1,169	$(45)
Number of securities (1)		196		65		244

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 25 securities had unrealized losses in excess of 10% of their carrying value as of June 30, 2020. The total unrealized loss for these securities was $18 million as of June 30, 2020. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2020 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value.

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

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of June 30, 2020 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2020

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$338	$335
Due after one year through five years	1,577	1,631
Due after five years through 10 years	1,994	2,078
Due after 10 years	3,295	3,540
Mortgage-backed securities:
RMBS	649	635
CMBS	384	411
Total	$8,237	$8,630

Based on fair value, investments and restricted assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $290 million and $280 million, as of June 30, 2020 and December 31, 2019, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,422 million and $1,502 million, based on fair value as of June 30, 2020 and December 31, 2019, respectively.

Net Investment Income

Net investment income is a function of the yield that the Company earns on invested assets and the size of the portfolio. Net investment income includes the income earned on fixed-maturity securities, short-term investments and other invested assets (excluding investments accounted for under the equity method, which are recorded in equity in earnings of investees in the condensed consolidated statements of operations). The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets.

Net Investment Income

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Interest income:
Externally managed	$62	$69	$124	$141
Internally managed	18	43	38	71
Interest income	80	112	162	212
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$78	$110	$158	$208

Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Gross realized gains on available-for-sale securities	$16	$13	$23	$19
Gross realized losses on available-for-sale securities	(8)	(1)	(9)	(3)
Credit impairments (1)	(4)	(4)	(15)	(20)
Net realized investment gains (losses) (2)	$4	$8	$(1)	$(4)

____________________

(1)
Credit impairment in Second Quarter 2020 and Six Months 2020 was related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in Six Months 2020. Credit impairment in Second Quarter 2019 was primarily attributable to foreign exchange losses while Six Months 2019 was primarily attributable to loss mitigation securities and foreign exchange losses.

(2)
Includes foreign currency losses of $2 million for Second Quarter 2020, $3 million for Second Quarter 2019 and $5 million for Six Months 2019, and foreign currency gains of $1 million for Six Months 2020.

The proceeds from sales of fixed-maturity securities classified as available-for-sale were $404 million in Second Quarter 2020, $443 million in Second Quarter 2019, $490 million in Six Months 2020 and $914 million in Six Months 2019.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2020 or an OTTI and for which unrealized loss was recognized in OCI for 2019.

Roll Forward of Credit Losses
for Fixed-Maturity Securities

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$73	$197	$—	$185
Effect of adoption of accounting guidance on credit losses on January 1, 2020	—	—	62	—
Additions for credit losses on securities for which credit impairments were not previously recognized	—	—	1	—
Reductions for securities sold and other settlements	(1)	(6)	(1)	(6)
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	3	—	13	12
Balance, end of period	$75	$191	$75	$191

9.	Contracts Accounted for as Credit Derivatives

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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.3 years and 11.5 years as of June 30, 2020 and December 31, 2019, respectively.

Credit Derivatives (1)

	As of June 30, 2020		As of December 31, 2019
	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$2,195	$(66)	$1,942	$(83)
Non-U.S. public finance	2,327	(29)	2,676	(39)
U.S. structured finance	1,119	(61)	1,206	(58)
Non-U.S. structured finance	124	(5)	132	(5)
Total	$5,765	$(161)	$5,956	$(185)

____________________
(1)    Expected recoveries were $14 million as of June 30, 2020 and $4 million as of December 31, 2019.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2020		As of December 31, 2019
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,594	27.6%	$1,730	29.0%
AA	1,728	30.0	1,695	28.5
A	848	14.7	1,110	18.6
BBB	1,470	25.5	1,292	21.7
BIG (1)	125	2.2	129	2.2
Credit derivative net par outstanding	$5,765	100.0%	$5,956	100.0%

____________________

(1)	All BIG credit derivatives are U.S. RMBS transactions.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gains (Losses)

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Realized gains on credit derivatives	$1	$1	$3	$4
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(1)	(21)	(3)	(25)
Realized gains (losses) and other settlements	—	(20)	—	(21)
Net unrealized gains (losses)	100	12	23	(9)
Net change in fair value of credit derivatives	$100	$(8)	$23	$(30)

     Realized losses and other settlements for Second Quarter 2019 and Six Months 2019 were primarily due to a final maturity paydown of a U.S. structured finance transaction, for which there was an offsetting unrealized gain.

During Second Quarter 2020, unrealized gains were generated primarily as a result of price improvements of the underlying collateral.  These gains were partially offset by losses due to the decreased cost to buy protection on AGC, as the market cost of AGC's credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company (or another comparable entity) would expect to receive on these transactions increased.

During Six Months 2020, unrealized gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. These gains were partially offset by the wider spreads of the underlying collateral and lower discount rates.

During Second Quarter 2019, unrealized gains were generated primarily as a result of a final maturity paydown of a CDS contract and price improvements. These items were partially offset by wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period.

During Six Months 2019, unrealized losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. These losses were partially offset by the price improvements.

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

CDS Spread on AGC (in bps)

	As of June 30, 2020	As of March 31, 2020	As of December 31, 2019	As of June 30, 2019	As of March 31, 2019	As of December 31, 2018
Five-year CDS spread	159	224	41	56	74	110
One-year CDS spread	32	64	9	13	20	22

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC
Credit Spread

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(388)	$(261)
Plus: Effect of AGC credit spread	227	76
Net fair value of credit derivatives	$(161)	$(185)

The fair value of CDS contracts at June 30, 2020, before considering the benefit applicable to AGC’s credit spreads, is a direct result of the relatively wide credit spreads of certain underlying credits generally due to the long tenor of these credits.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $148 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $148 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of June 30, 2020, AGC did not need to post collateral to satisfy these requirements.

10.    Asset Management Fees

The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	Second Quarter 2020	Six Months 2020
	(in millions)
Management fees:
CLOs (1)	$3	$7
Opportunity funds	2	4
Wind-down funds	6	15
Total management fees	11	26
Reimbursable fund expenses	9	17
Total asset management fees (2)	$20	$43
_____________________

(1)
To the extent that the Company's wind-down and/or opportunity funds are invested in BlueMountain managed CLOs, BlueMountain may rebate any management fees and/or performance compensation earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by BlueMountain. Gross management fees from CLOs, before rebates, were $7 million for Second Quarter 2020 and $17 million for Six Months 2020.

(2)
There were no performance fees for Second Quarter 2020 and Six Months 2020. Performance fees are recorded when the contractual performance criteria have been met and when it is probable that a significant reversal of revenues will not occur in future reporting periods. For opportunity funds, these conditions are met typically close to the end of the fund’s life. The Company's current opportunity funds were not near the end of their harvest period during the quarter, when they would typically earn performance fee.

The Company had management fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $3 million as of June 30, 2020 and management and performance fees receivable of $9 million as of December 31, 2019. The Company had no unearned revenues as of June 30, 2020 and December 31, 2019.

11.	Variable Interest Entities

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

As of both June 30, 2020 and December 31, 2019, the Company consolidated 27 FG VIEs. During Six Months 2020 there were two FG VIEs that matured and two FG VIEs that were consolidated. During Six Months 2019, two FG VIEs were deconsolidated. There were no other consolidations or deconsolidations for the periods presented.

The change in the ISCR of the FG VIEs’ assets held as of June 30, 2020 that was recorded in the condensed consolidated statements of operations for Second Quarter 2020 and Six Months 2020 were losses of $13 million and $16 million, respectively. The change in the ISCR of the FG VIEs’ assets were gains of $29 million and $35 million for Second Quarter 2019 and Six Months 2019, respectively. To calculate ISCR, the change in the fair value of the FG VIEs’ assets is allocated between changes that are due to ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield less current expected cash flows discounted at that same original effective yield.

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

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$312	$279
FG VIEs’ liabilities with recourse	30	21
FG VIEs’ liabilities without recourse	38	19
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	49	52
Unpaid principal for FG VIEs’ liabilities with recourse (1)	362	388
____________________

(1)	FG VIEs’ liabilities with recourse will mature at various dates ranging from 2020 to 2038.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$228	$261	$270	$297
U.S. RMBS second lien	59	59	70	70
Other	11	12	—	—
Total with recourse	298	332	340	367
Without recourse	20	20	102	102
Total	$318	$352	$442	$469

Consolidated Investment Vehicles

Through a jointly owned subsidiary, AGM, AGC and MAC, the U.S. insurance subsidiaries, intend to invest $500 million in Assured Investment Management funds. As of June 30, 2020 and December 31, 2019, $354 million and $79 million, respectively, was invested in Assured Investment Management funds. As of June 30, 2020 and December 31, 2019, the fair value of such investments in the Insurance segment was $367 million and $77 million, respectively. CLO Warehouse Fund invested in the subordinated notes of certain CLOs managed by Assured Investment Management, and which are also consolidated.

The consolidated investment vehicles are VIEs. The Company consolidates these investment vehicles as it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE (through its Assured Investment Management platform asset management subsidiaries) and its level of economic interest in the entities (through a jointly owned subsidiary of its U.S. insurance subsidiaries).

Each of the consolidated Assured Investment Management funds are investment companies for accounting purposes and therefore account for their underlying investments at fair value. The consolidated CLOs are CFEs. Under the practical expedient for CFEs, the Company elected to measure the consolidated CLOs’ assets and liabilities using the fair value of their assets, which are more observable. Changes in the fair value of assets and liabilities of consolidated investment vehicles are recorded in "fair value gains (losses) on consolidated investment vehicles" in the condensed consolidated statements of operations.

Upon consolidation of an Assured Investment Management fund, the Company records noncontrolling interest (NCI) for the portion of each fund owned by employees and any third party investors. Redeemable employee-owned NCI is classified outside of shareholders’ equity, within temporary equity, and non-redeemable employee-owned NCI is presented within shareholders' equity in the consolidated balance sheets. During the first quarter of 2020 and Second Quarter 2020, redemption features for certain employee-owned interests were amended resulting in reclassifications from redeemable NCI to non-redeemable NCI.

The assets and liabilities of the Company's consolidated investment vehicles are held within separate legal entities. The assets of the consolidated investment vehicles are not available to creditors of the Company, other than creditors of the applicable consolidated investment vehicles. In addition, creditors of the consolidated investment vehicles have no recourse against the assets of the Company, other than the assets of such applicable consolidated investment vehicles.

Generally, the consolidation of investment vehicles and FG VIEs has a significant effect on the Company's assets, liabilities and cash flows. The consolidated investment vehicles have no net effect on the net income attributable to the Company, other than the economic interest the Company holds in consolidated funds in the Company's Insurance segment through a jointly owned subsidiary of the U.S. insurance subsidiaries. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable NCI in the condensed consolidated financial statements. Liquidity available at the Company's consolidated investment vehicles is typically not available for corporate liquidity needs, except to the extent of the Company's investment in the fund.

Assets and Liabilities
of Consolidated Investment Vehicles

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Assets (1):
Fund assets:
Cash and cash equivalents	$174	$2
Fund investments, at fair value (2)
Debt securities	63	47
Equity securities and warrants	54	17
Structured products	43	—
Obligations of state and political subdivisions	39	—
Due from brokers and counterparties	29	—
CLO assets:
Cash	1	12
CLO investments, at fair value
Debt securities (3)	850	494
Short-term investments	403	—
Other assets	13	—
Total assets	$1,669	$572
Liabilities:
CLO obligations of CFE, at fair value (4)	806	481
Securities sold short, at fair value	30	—
Due to brokers and counterparties	400	—
Other liabilities	—	1
Total liabilities	$1,236	$482
____________________

(1)	Assets held by consolidated investment vehicles are not available to fund the general liquidity needs of the Company.

(2)	Includes investment in affiliates of $53 million and $9 million as of June 30, 2020 and December 31, 2019, respectively.

(3)	Includes $846 million in corporate loans of CFEs as of June 30, 2020 and $494 million as of December 31, 2019.

(4)
The weighted average maturity and weighted average interest rate of CLO obligations were 5.9 years and 2.7%, respectively, for June 30, 2020 and 12.8 years and 3.8%, respectively, for December 31, 2019. CLO obligations will mature at various dates ranging from 2031 to 2032.

As of June 30, 2020, the consolidated investment vehicles had a commitment to invest $12 million.

Redeemable Noncontrolling Interests in Consolidated Investment Vehicles

	Second Quarter 2020	Six Months 2020
	(in millions)
Beginning balance	$8	$7
Reallocation of ownership interests	(8)	(10)
Contributions to investment vehicles	20	25
Net loss	—	(2)
June 30,	$20	$20

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

The effect on the statements of operations and financial condition of consolidating Assured Investment Management investment vehicles includes (i) changes in fair value of consolidated investment vehicles assets and liabilities, (2) the elimination of the equity in earnings in investees related to the Insurance segment's investments in the consolidated Assured Investment Management funds, (3) the elimination of debt of the consolidated CLOs against the assets of the consolidated CLO Warehouse Fund, (4) the recording of noncontrolling interest for the proportion of each consolidated Assured Investment Management fund that is not owned by the Company, and (5) the elimination of intercompany asset management fees.

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
Increase (Decrease)

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Assets
Investment portfolio:
Fixed maturity securities and short-term investments	$(35)	$(39)
Equity method investments (1)	(367)	(77)
Total investments	(402)	(116)
Premiums receivable, net of commissions payable	(6)	(7)
Salvage and subrogation recoverable	(9)	(8)
FG VIEs’ assets, at fair value	318	442
Assets of consolidated investment vehicles (1)	1,669	572
Other assets	(1)	—
Total assets	$1,569	$883
Liabilities and shareholders’ equity
Unearned premium reserve	$(41)	$(39)
Loss and LAE reserve	(46)	(41)
FG VIEs’ liabilities with recourse, at fair value	332	367
FG VIEs’ liabilities without recourse, at fair value	20	102
Liabilities of consolidated investment vehicles (1)	1,236	482
Other liabilities	1	—
Total liabilities	1,502	871

Redeemable noncontrolling interests in consolidated investment vehicles (1)	20	7

Retained earnings	30	34
Accumulated other comprehensive income	(28)	(35)
Total shareholders’ equity attributable to Assured Guaranty Ltd.	2	(1)
Nonredeemable noncontrolling interests (1)	45	6
Total shareholders’ equity	47	5
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$1,569	$883
 ____________________

(1)	These line items represent the components of the effect of consolidating Assured Investment Management investment vehicles.

Effect of Consolidating FG VIEs and Consolidated Investment Vehicles
on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Net earned premiums	$(1)	$(11)	$(2)	$(14)
Net investment income	(2)	(1)	(3)	(2)
Asset management fees	(1)	—	(2)	—
Fair value gains (losses) on FG VIEs	1	33	(8)	38
Fair value gains (losses) on consolidated investment vehicles	31	—	19	—
Loss and LAE	2	(14)	8	(15)
Other operating expense	1	—	1	—
Equity in net earnings of investees	(26)	—	(16)	—
Effect on income before tax	5	7	(3)	7
Less: Tax provision (benefit)	—	1	(1)	1
Effect on net income (loss)	5	6	(2)	6
Effect on redeemable noncontrolling interests	5	—	2	—
Effect on net income (loss) attributable to AGL	$—	$6	$(4)	$6

The fair value gains on consolidated investment vehicles for Second Quarter 2020 and Six Months 2020 were attributable to price appreciation on underlying assets.

For Second Quarter 2020, the fair value gains on FG VIEs were $1 million, primarily due to price appreciation due to observed tightening in market credit spreads for the underlying collateral, offset in part by the loss on consolidation of a new structured deal. The fair value losses on FG VIEs were $8 million for Six Months 2020, primarily due to price depreciation due to the observed widening in the market spreads for the underlying collateral. For Second Quarter 2019 and Six Months 2019, the primary driver of the gain was price appreciation on the FG VIE assets resulting from improvement in the underlying collateral.

Other Consolidated VIEs

In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $95 million and liabilities of $13 million as of June 30, 2020, and assets of $91 million and liabilities of $12 million as of December 31, 2019, primarily recorded in the investment portfolio and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

As described in Note 3, Outstanding Insurance Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 18 thousand policies monitored as of June 30, 2020, approximately 16 thousand policies are not within the scope of ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of June 30, 2020 and December 31, 2019, the Company identified 88 and 90 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 27 FG VIEs as of both June 30, 2020 and December 31, 2019. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Insurance Exposure.

The Company manages funds and CLOs that have been determined to be a VIE or voting interest entity, in which the Company concluded that it held no variable interests, through either equity interests held, debt interests held or decision-

making fees received by the Assured Investment Management platform subsidiaries. As such, the Company does not consolidate these entities.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of June 30, 2020	As of December 31, 2019
	(in millions)
Deferred tax assets (liabilities)	$(45)	$(17)
Current tax assets (liabilities)	48	47
____________________

(1)	Included in other assets or other liabilities on the condensed consolidated balance sheets.

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Expected tax provision (benefit)	$42	$38	$31	$47
Tax-exempt interest	(4)	(5)	(8)	(10)
Foreign taxes	(1)	4	7	5
Taxes on reinsurance	(1)	3	(1)	4
Other	(2)	—	1	(2)
Total provision (benefit) for income taxes	$34	$40	$30	$44
Effective tax rate	15.4%	21.9%	18.5%	18.4%

The expected tax provision (benefit) is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
U.S.	$198	$190	$172	$225
Bermuda	22	—	15	16
U.K. and other	2	(8)	(27)	(1)
Total	$222	$182	$160	$240

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
U.S.	$313	$227	$406	$376
Bermuda	45	40	59	73
U.K. and other	14	(1)	3	12
Total	$372	$266	$468	$461

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of June 30, 2020, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2016 to present and is currently under audit for the 2016 tax year. In July 2020, the IRS issued a Revenue Agent Report which did not identify any material adjustments. Assured Guaranty Overseas US Holdings Inc. has open tax years of 2016 forward but is not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2017 forward. CIFG Assurance North America Inc., which was acquired by AGC during 2016, is not currently under examination and has open tax years of 2016 to the date of acquisition.

Uncertain Tax Positions

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.3 million for Six Months 2020 and $1 million for the full year 2019. As of both June 30, 2020 and December 31, 2019, the Company has accrued $2 million of interest.

The total amount of reserves for unrecognized tax positions, including accrued interest, as of both June 30, 2020 and December 31, 2019 that would affect the effective tax rate, if recognized, was $17 million.

13.    Commitments and Contingencies

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

In addition, in the ordinary course of their respective businesses, certain of AGL's insurance subsidiaries are involved in litigation with third parties to recover losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See "Exposure to Puerto Rico" section of Note 3, Outstanding Insurance Exposure, for a description of such actions. Also in the ordinary course of their respective business, certain of AGL's investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, March 31, 2020	$252	$(66)	$(17)	$(38)	$7	$138
Other comprehensive income (loss) before reclassifications	184	19	(6)	—	—	197
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	12	(8)	—	—	—	4
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	12	(8)	(1)	—	—	3
Tax (provision) benefit	(3)	2	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	9	(6)	(1)	—	—	2
Net current period other comprehensive income (loss)	175	25	(5)	—	—	195
Balance, June 30, 2020	$427	$(41)	$(22)	$(38)	$7	$333

Changes in Accumulated Other Comprehensive Income by Component
Second Quarter 2019

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, March 31, 2019	$222	$99	$(31)	$(37)	$8	$261
Other comprehensive income (loss) before reclassifications	90	(40)	(2)	(1)	—	47
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	11	(3)	—	—	—	8
Net investment income	2	14	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(8)	—	—	(8)
Total before tax	13	11	(8)	—	—	16
Tax (provision) benefit	(2)	(3)	2	—	—	(3)
Total amount reclassified from AOCI, net of tax	11	8	(6)	—	—	13
Net current period other comprehensive income (loss)	79	(48)	4	(1)	—	34
Balance, June 30, 2019	$301	$51	$(27)	$(38)	$8	$295

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342
Effect of adoption of accounting guidance on credit losses	62	(62)	—	—	—	—
Other comprehensive income (loss) before reclassifications	28	(42)	3	—	—	(11)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	18	(19)	—	—	—	(1)
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Total before tax	18	(19)	(3)	—	—	(4)
Tax (provision) benefit	(3)	4	1	—	—	2
Total amount reclassified from AOCI, net of tax	15	(15)	(2)	—	—	(2)
Net current period other comprehensive income (loss)	13	(27)	5	—	—	(9)
Balance, June 30, 2020	$427	$(41)	$(22)	$(38)	$7	$333

Changes in Accumulated Other Comprehensive Income by Component
Six Months 2019

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	255	(47)	(4)	(1)	—	203
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	14	(18)	—	—	—	(4)
Net investment income	2	14	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(10)	—	—	(10)
Total before tax	16	(4)	(10)	—	—	2
Tax (provision) benefit	(3)	—	2	—	—	(1)
Total amount reclassified from AOCI, net of tax	13	(4)	(8)	—	—	1
Net current period other comprehensive income (loss)	242	(43)	4	(1)	—	202
Balance, June 30, 2019	$301	$51	$(27)	$(38)	$8	$295

Share Repurchases

On February 26, 2020, the Board of Directors (the Board) authorized the repurchase of another $250 million of common shares. As of August 6, 2020, the Company was authorized to purchase $149 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2019 (January 1 - March 31)	1,908,605	$79	$41.62
2019 (April 1 - June 30)	2,519,130	111	43.89
2019 (July 1 - September 30)	3,400,677	150	44.11
2019 (October 1 - December 31)	3,335,517	160	47.97
Total 2019	11,163,929	$500	$44.79
2020 (January 1 - March 31)	3,629,410	116	32.03
2020 (April 1 - June 30)	5,956,422	164	27.49
2020 (July 1- August 6)	800,052	19	23.17
Total 2020	10,385,884	$299	$28.74

15.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$183	$142	$128	$196
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$183	$142	$128	$196
Basic shares	86.5	101.2	89.5	102.1
Basic EPS	$2.11	$1.40	$1.43	$1.92

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$183	$142	$128	$196
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$183	$142	$128	$196

Basic shares	86.5	101.2	89.5	102.1
Dilutive securities:
Options and restricted stock awards	0.5	0.7	0.7	0.9
Diluted shares	87.0	101.9	90.2	103.0
Diluted EPS	$2.10	$1.39	$1.42	$1.90
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.6	0.1	1.2	—

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in AGL's 2019 Annual Report on Form 10-K and its Quarterly Report for the three months ended March 31, 2020, on Form 10-Q. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

In the Asset Management segment, the Company established the Assured Investment Management platform to provide investment advisory services, which include the management of collateralized loan obligations (CLOs), opportunity and liquid asset funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of June 30, 2020, the Assured Investment Management platform had $17.0 billion of assets under management (AUM), including $828 million that is managed on behalf of the Company's insurance subsidiaries. AUM may be impacted by a wide range of factors, including the condition of the global economy and financial markets, the relative attractiveness of the investment strategies of the Assured Investment Management platform, and regulatory or other governmental policies or actions. For an explanation of how the Company defines and uses the AUM metric and why it provides useful information to investors, please see " -- Results of Operations by Segment -- Asset Management Segment."

Fees in respect of investment advisory services are the largest components of revenues for the Asset Management segment. Assured Investment Management asset managers are compensated for their investment advisory services generally through management fees which are based on AUM. In addition, Assured Investment Management asset managers may receive performance fees on certain CLOs and funds, if certain thresholds are met.

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

Economic Environment and Impact of COVID-19

The novel coronavirus that emerged in Wuhan, China in late 2019 and which causes the coronavirus disease known as COVID-19 continued to spread throughout the world during the three-month period ended June 30, 2020 (Second Quarter 2020). As of June 30, 2020, there were over 10 million confirmed cases worldwide and close to 3 million confirmed cases in the U.S. COVID-19 was declared a pandemic by the World Health Organization, and its emergence and reactions to it, including various shelter-in-place guidelines and related restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for quite some time now, its ultimate size, depth, course and duration remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

As a consequence of the onset of the COVID-19 pandemic, economic activity in the U.S. and throughout the world slowed significantly. Between mid-March and the end of April at the height of the past U.S. stay-at-home orders and economic dislocation, an estimated 30 million Americans filed for unemployment, according to the Bureau of Labor Statistics (BLS). Real gross domestic product (GDP) decreased 5% in the first quarter of 2020, according to the Bureau of Economic Analysis (BEA). The BEA reported on July 30th in its advanced estimate that GDP shrank by annualized rate of 32.9% in Second Quarter of 2020.

The labor market began to recover in Second Quarter 2020. According to the BLS, 6.5 million American workers were hired in May and 4.8 million were hired in June. The unemployment rate declined from a high of 14.7% in April to 11.1% in June, and the number of unemployed persons fell by 3.2 million to 17.8 million. Although unemployment fell in May and June, the BLS estimates that U.S. jobless rate and the number of unemployed are up by 7.6% and 12 million, respectively, since February 2020.

Among the steps taken by the Federal Reserve (the Fed) to help counteract the negative economic consequences of COVID-19 was the establishment of the Municipal Liquidity Facility (MLF), which was authorized to provide up to $500 billion in 36-month loans to certain qualifying states and municipalities. As of the end of Second Quarter 2020, only one issuer - the State of Illinois - had borrowed from the MLF; it borrowed $1.2 billion. During Second Quarter 2020, the Fed also disclosed it had bought nearly $9 billion in Exchange Traded Funds (ETFs) and corporate bonds in an effort to support the U.S. economy and to provide an additional source of liquidity.

In a joint meeting of the Federal Open Market Committee (FOMC) and the Federal Reserve Board in June, the FOMC maintained the target range for the federal funds rate at 0% to 0.25%. In a statement released on June 10, 2020, the FOMC stated: “The coronavirus outbreak is causing tremendous human and economic hardship across the U.S. and around the world. . . . The ongoing public health crisis will weigh heavily on economic activity, employment, and inflation in the near term, and poses considerable risks to the economic outlook over the medium term.” In its July 27-28, 2020 meeting, the FOMC decided to maintain the target range for the federal funds rate at 0% to 0.25% percent, citing the ongoing pandemic.

Volatility in both the fixed-income and equity markets in response to the pandemic continued in Second Quarter 2020.  The 30-year AAA Municipal Market Data (MMD) rate jumped more by 51 basis points (bps) on the first day of Second Quarter 2020 to 2.50%, soon fell to 1.90%, only to rise again to 2.28% in late April. As the quarter progressed, the rate stabilized and generally moved lower through the remainder of the quarter, finishing at 1.63%. Credit spreads remained relatively wide compared to recent history. The difference, or spread, between the 30-year BBB MMD rate and the 30-year AAA MMD rate finished June at levels that were approximately 2.5x what they were in early March (157 bps vs. 63 bps). See “Key Business Strategies -- Insurance” below for the impact of the interest rate environment and U.S. municipal credit spreads on the demand for bond insurance. After steep losses in the first quarter of 2020, the Dow Jones Industrial Average (DJIA) gained more than 17% in Second Quarter 2020, the S&P 500 Index gained 20%, and the Nasdaq Composite gained over 30%.

The initial impact of the COVID-19 pandemic and governmental and private actions taken in response on home prices had mixed results on home prices and home sales. Nationally, home prices in April and May (the latest data available from S&P CoreLogic Case-Shiller) were up, rising 4.6% and 4.5%, respectively. The National Association of Realtors (NAR) reported that sales of existing homes in the Northeast fell by 29.9% in May as compared with May 2019 while, nationally, single-family sales were down 24.8% from the same period a year ago and condominium sales dropped 41.4%. Sales of existing homes jumped nearly 21% in June compared with May, according to the NAR, the largest monthly gain since it began tracking the data in 1968. Sales overall, however, dipped year-over-year, down 11.3% from a year ago. The supply of existing homes available fell 18.2% compared to June 2019 to 1.57 million homes for sale at the end of June. In See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of the residential market assumptions used in determining expected losses for U.S. residential mortgage-backed securities (RMBS).

Direct and indirect consequences of COVID-19 are causing financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, and may result in increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by shelter-in-place guidelines and related restrictions or an economic downturn, are most at risk for increased claims. For Second Quarter 2020, the Company made adjustments to its assumptions and weightings for loss scenarios for those distressed credits it believes are most likely to be impacted by the COVID-19 pandemic, including RMBS, Puerto Rico and certain other distressed public finance exposures. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it are unknown, so the Company cannot predict the ultimate size of any increases in claims and loss reserves that may result from the pandemic.

The Company believes its financial guaranty business model is particularly well-suited to withstand global economic disruptions. If an insured obligor defaults, the Company is required to pay only any shortfall in interest and principal on scheduled payment dates; the Company’s policies forbid acceleration of its obligations without its consent. In addition, many of the obligations the Company insures benefit from debt service reserve funds or other funding sources from which interest and principal may be paid during limited periods of stress, providing the obligor with an opportunity to recover. While the Company believes its guaranty may support the market value of an insured obligation in comparison to a similar uninsured obligation, the Company’s ultimate loss on a defaulted insured obligation is not a function of that underlying obligation’s market price. Rather, the Company’s ultimate loss is the sum of all principal and interest payments it makes under its policy less the sum of all reimbursements, subrogation payments and other recoveries it receives from the obligor or any other sources in connection with the obligation. For contracts accounted for as insurance (which constitute 98% of its net par outstanding at June 30, 2020), its expected losses equal the discounted value of all insurance payments it projects making less the discounted value of all recoveries it expects to receive, on a probability-weighted basis. See Part I, Financial Statements, Note 4, Expected Losses to be Paid.

The nature of the financial guaranty business model, which requires the Company to pay only any shortfall in interest and principal on scheduled payment dates, along with the Company’s liquidity practices, reduce the need of the Company to sell investment assets in periods of market distress. As of June 30, 2020, the Company had $821 million of short-term investments and $293 million of cash. In addition, the Company’s investment portfolio generates cash over time through interest and principal receipts.

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as Second Quarter 2020 progressed, and present value of new business production (PVP) for both the Second Quarter 2020 and the six-month period ended June 30, 2020 (Six Months 2020) was very strong compared to a year ago. See "-- Results of Operations by Segment -- Insurance Segment" below. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products over the medium term. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand, as appears to have been the case in Second Quarter 2020. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. While a reduction in new insurance business written compared to previous years would be unwelcome since it would impact the Company's net income in future years, it would have a limited impact on the current year’s net income, since the Company earns the premium for a new policy over the term of the policy, often as long as twenty or thirty years. In 2019, for example, only approximately 3% of the premiums the Company earned in 2019 related to new financial guaranty policies it wrote in 2019.

The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may have an adverse impact on the amount of third-party funds the Company can attract to its asset management products and on the amount of the Company’s AUM, which would reduce the amount of management fees earned by the Company. In addition, the volatility and downgrades in loan markets have triggered over-collateralization provisions in CLOs, deferring current CLO management fee payments to the Company. On the other hand, periods of market volatility may increase the attractiveness of investment managers such as those in the Company’s Assured Investment Management platform, and may provide the Company with opportunities to increase its AUM. In Six Months 2020, funded AUM declined, but fee-earning AUM increased, largely as the result of the sale of CLO equity before the disruption in the markets caused by the COVID-19 pandemic. See "-- Results of Operations by Segment -- Asset Management Segment" below.

The Company’s ability to raise third party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors, and if it performs worse during the COVID-19 pandemic than its competitors, that could impede its ability to raise funds, seek investors and hire and retain professionals, and may also lead to an impairment of goodwill. In the first quarter of 2020 and Second Quarter 2020, the Company considered the impact of COVID-19 on the Company’s goodwill carrying value associated with the asset management segment, and determined no impairment had occurred.

Over the past several years, the Company’s insured subsidiaries have sought and received permission from their respective regulators to make certain discretionary payments to their holding companies, which has increased the amount of cash available to such holding companies to make investments in the asset management business and, in the case of AGL, to repurchase its common shares. The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may impact the Company’s regulatory capital position and the willingness of the insurance subsidiaries’ regulators to permit discretionary payments to their holding companies, which may result in the Company investing less in the asset management business or making fewer repurchases of its common shares than it had planned. As of August 6, 2020, the Company had remaining authorization to repurchase $149 million of its common shares. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company’s holding companies’ ability to meet their obligations may be constrained,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company began operating remotely in accordance with its business continuity plan in March, 2020, instituting mandatory work-from-home policies beginning on March 16, 2020, in its U.S. offices, on March 17, 2020, in its U.K. offices, and on March 19, 2020, in its Bermuda office. The Company is providing the services and communications it normally would, and continues to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades. However, the Company’s operations could be disrupted if key members of its senior management or a significant percentage of its workforce or the workforce of its vendors were unable to continue work because of illness, government directives, or otherwise. In addition, the Company’s shift to working from home has made it more dependent on the Internet and communications access and capabilities and has heightened its risk of cybersecurity attacks. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in such systems could adversely affect the Company’s business,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Performance of Assured Guaranty

Results of operations for Second Quarter 2020 and Six Months 2020 include the results of BlueMountain, which was acquired on October 1, 2019.

Financial Results

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions, except per share amounts)
GAAP Highlights
Net income (loss) attributable to AGL	$183	$142	$128	$196
Net income (loss) attributable to AGL per diluted share	2.10	1.39	1.42	1.90
Weighted average diluted shares	87.0	101.9	90.2	103.0

Adjusted operating income (loss) (1) (2)
Insurance	$154	$161	$239	$272
Asset Management	(9)	—	(18)	—
Corporate	(26)	(26)	(65)	(51)
Other	—	6	(4)	6
Adjusted operating income (loss)	119	141	152	227
Adjusted operating income per diluted share (2)	1.36	1.38	1.68	2.20

Insurance Segment
Gross written premiums (GWP)	$149	$51	$213	$90
PVP (1)	96	56	147	98
Gross par written	6,012	4,183	9,045	6,890
Asset Management Segment
CLO net inflows	$528	$—	$461	$—
Opportunity funds outflows	(53)	—	(50)	—
Liquid strategies net inflows	370	—	370	—
Wind-down funds net outflows	(541)	—	(1,416)	—
Total net flows	$304	$—	$(635)	$—

	As of June 30, 2020		As of December 31, 2019
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity attributable to AGL	$6,444	$76.66	$6,639	$71.18
Adjusted operating shareholders' equity (1) (3)	5,997	71.34	6,246	66.96
Adjusted book value (1) (4)	8,796	104.63	9,047	96.99
Gain (loss) related to the effect of consolidating VIEs (VIE consolidation) included in adjusted operating shareholders' equity	8	0.09	7	0.07
Gain (loss) related to VIE consolidation included in adjusted book value	(2)	(0.03)	(4)	(0.05)
Common shares outstanding (5)	84.1		93.3
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

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Net earned premiums	$121	$112	$224	$230
Net investment income	78	110	158	208
Asset management fees	20	—	43	—
Net realized investment gains (losses)	4	8	(1)	(4)
Net change in fair value of credit derivatives	100	(8)	23	(30)
Fair value gains (losses) on CCS	(25)	19	23	10
Fair value gains (losses) on financial guaranty VIEs	1	33	(8)	38
Fair value gains (losses) on consolidated investment vehicles	31	—	19	—
Foreign exchange gain (loss) on remeasurement	2	(14)	(60)	(3)
Commutation gains (losses)	38	1	38	1
Other income (loss)	2	5	9	11
Total revenues	372	266	468	461
Expenses:
Loss and loss adjustment expenses (LAE)	37	(1)	57	45
Interest expense	21	22	43	45
Amortization of deferred acquisition costs (DAC)	4	4	7	10
Employee compensation and benefit expenses	46	39	110	80
Other operating expenses	42	21	87	44
Total expenses	150	85	304	224
Income (loss) before income taxes and equity in net earnings of investees	222	181	164	237
Equity in net earnings of investees	—	1	(4)	3
Income (loss) before income taxes	222	182	160	240
Provision (benefit) for income taxes	34	40	30	44
Net income (loss)	188	142	130	196
Less: Noncontrolling interest	5	—	2	—
Net income (loss) attributable to AGL	$183	$142	$128	$196

Second Quarter 2020 Compared with Second Quarter 2019

Net income attributable to AGL for Second Quarter 2020 was higher compared to the three-month period ended June 30, 2019 (Second Quarter 2019) primarily due to:

•	fair value gains on credit derivatives in Second Quarter 2020 compared with losses in Second Quarter 2019,

•	commutation gains in Second Quarter 2020,

•	fair value gains in the consolidated Assured Investment Management funds (the consolidated investment vehicles), and

•	foreign exchange gains on remeasurement in Second Quarter 2020 compared with losses in Second Quarter 2019.

These increases were offset in part by fair value losses on CCS in Second Quarter 2020 compared with gains in Second Quarter 2019, higher loss and LAE, lower fair value gains on financial guaranty (FG) VIEs and lower net investment income in Second Quarter 2020.

Six Months 2020 Compared with Six Months 2019

Net income attributable to AGL for Six Months 2020 was lower compared to the six-month period ended June 30, 2019 (Six Months 2019) primarily due to:

•	higher foreign exchange losses on remeasurement in Six Months 2020,

•	lower net investment income,

•	fair value losses on FG VIE in Six Months 2020 compared with gains in Six Months 2019, and

•	pretax loss in the Asset Management segment.

These decreases were offset in part by fair value gains on credit derivatives in Six Months 2020 compared with losses in Six Months 2019, a commutation gain in Six Months 2020 and fair value gains in the consolidated investment vehicles.

Shareholders' equity attributable to AGL decreased since December 31, 2019 primarily due to share repurchases and dividends, partially offset by net income. Adjusted operating shareholders' equity decreased in Six Months 2020 as adjusted operating income was offset mainly by share repurchases and dividends. Adjusted book value decreased in Six Months 2020 primarily due to share repurchases and dividends, partially offset by net premiums written.

Shareholders' equity attributable to AGL per share, adjusted operating shareholders' equity per share and adjusted book value per share all increased in Six Months 2020 to $76.66, $71.34 and $104.63, respectively. In Six Months 2020, the Company repurchased an additional 9.6 million shares under the share repurchase program that began in 2013. See "Accretive Effect of Cumulative Repurchases" table below.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21% in 2019, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, and no taxes for the Company’s Bermuda subsidiaries Assured Guaranty Re Ltd (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO) and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate was lower in 2019 due to the proportion of income in different tax jurisdictions.

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

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as Second Quarter 2020 progressed, and PVP for both the Second Quarter 2020 and Six Months 2020 was very strong compared to a year ago. See "-- Results of Operations by Segment -- Insurance Segment" below. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products over the medium term. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand, as appears to have been the case in Second Quarter 2020. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. While a reduction in new insurance business written compared to previous years would be unwelcome since it would impact the Company's net income in future years, it would have a limited impact on the current year’s net income, since the Company earns the premium for a new policy over the term of the policy, often as long as twenty or thirty years. In 2019, for example, only approximately 3% of the premiums the Company earned in 2019 related to new financial guaranty policies it wrote in 2019.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2020	Six Months 2019	Year Ended December 31, 2019
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$191.9	$165.0	$406.6
Total insured	$13.9	$9.7	$23.9
Insured by Assured Guaranty	$8.0	$5.7	$14.0
Number of issues:
New municipal bonds issued	5,161	4,637	10,590
Total insured	977	797	1,724
Insured by Assured Guaranty	478	423	839
Bond insurance market penetration based on:
Par	7.3%	5.9%	5.9%
Number of issues	18.9%	17.2%	16.3%
Single A par sold	27.4%	22.9%	21.4%
Single A transactions sold	61.3%	57.9%	54.9%
$25 million and under par sold	22.9%	18.2%	18.1%
$25 million and under transactions sold	22.4%	20.4%	19.7%
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

In Second Quarter 2020, the Company reassumed $336 million in par from its largest remaining legacy financial guaranty reinsurer. This commutation resulted in an increase of unearned premium reserve of $5 million and commutation gain of $38 million.

Loss Mitigation

In an effort to avoid, reduce or recover losses and potential losses in its insurance portfolios, the Company employs a number of strategies.

In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico Electric Power Authority (PREPA) restructuring support agreement and the Puerto Rico Sales Tax Financing Corporation (COFINA) plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Insurance Exposure and Insured Portfolio section below.

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

Asset Management

The BlueMountain Acquisition represents a significant increase in the Company's participation in the asset management industry. BlueMountain is a diversified asset manager that serves as investment advisor to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. BlueMountain manages structured and public finance, credit and special situation investments, with a track record dating back to 2003. BlueMountain underwrites assets and structures investments while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. In Second Quarter 2020, Assured Investment Management launched a new strategy, focused on more liquid investments. Liquid strategies are investment vehicles that typically offer investors redemption rights within one year and are largely invested in liquid securities, such as municipal obligations. As of June 30, 2020, liquid strategies includes a new municipal bond fund, launched primarily with funds from the U.S. insurance subsidiaries, and new Investment Management Agreements (IMAs) for a portfolio of the U.S. insurance companies' municipal obligations.

As of June 30, 2020, the Assured Investment Management platform is a top-twenty CLO manager by AUM, as published by CreditFlux, and is led by an experienced CLO and loan research team. BlueMountain and its affiliates have issued 38 CLOs since inception, in both the U.S. and European markets. The CLOs have broad investor distribution with access to a diversified set of global investors. The team has focused on building diversified portfolios with a focus on free cash flow generation and downside protection.

The Company intends to invest $500 million of capital in funds managed in the Assured Investment Management platform plus additional amounts in other accounts managed in the Assured Investment Management platform. The Company intends to use these capital investments to (a) launch new products (CLOs, and/or opportunity funds) on the Assured Investment Management platform and (b) enhance the returns of its own investment portfolio. As of June 30, 2020, the Company had invested approximately $354 million of the $500 million it intends to invest in Assured Investment Management funds. This capital was invested in four new investment vehicles, with each vehicle dedicated to a single strategy including CLOs, asset-backed finance, healthcare structured capital and municipal bonds. In addition, Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC) entered into IMAs with BlueMountain to manage a portfolio of municipal obligations and a portfolio of CLOs. They have together allocated $250 million to municipal obligation strategies and $100 million to CLO strategies, with authorization to allocate an additional $200 million to CLOs strategies. All of these strategies are consistent with the investment strengths of the Assured Investment Management platform and its plans to continue to grow its investment strategies.

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

From 2013 through August 6, 2020, the Company has repurchased 116.1 million common shares for approximately $3,515 million, representing approximately 60% of the total shares outstanding at the beginning of the repurchase program in 2013. On February 26, 2020, the Board of Directors (the Board) authorized an additional $250 million of share repurchases. As of August 6, 2020, the Company had remaining authorization to repurchase $149 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2019	$3,216	105.72	$30.42
2020 (First Quarter)	116	3.63	32.03
2020 (Second Quarter)	164	5.96	27.49
2020 (through August 6, 2020)	19	0.80	23.17
Cumulative repurchases since the beginning of 2013	$3,515	116.11	$30.27

Accretive Effect of Cumulative Repurchases (1)

	Second Quarter 2020	Six Months 2020	As of June 30, 2020
	(per share)
Net income (loss) attributable to AGL	$1.07	$0.56
Adjusted operating income	0.66	0.70
Shareholders' equity attributable to AGL			$26.60
Adjusted operating shareholders' equity			23.56
Adjusted book value			42.76
_________________

(1)	Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013.

The Company considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in Six Months 2020, AGUS purchased $23 million of par of AGMH's outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $5 million in Six Months 2020. The Company may choose to make additional purchases of this or other Company debt in the future.

Other Matters

Ratings

Demand for the financial guaranties issues by the Company's insurance subsidiaries may be impacted by changes in the credit ratings assigned by the rating agencies to them. On July 16, 2020, S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P), affirmed the ratings it assigns to AGL, AGL's insurance subsidiaries, and certain other AGL affiliates. The financial strength ratings (or similar ratings) assigned to AGL’s insurance subsidiaries, along with the date of the most recent rating action (or confirmation) by the rating agency assigning the rating, are shown in the table below. Ratings are subject to continuous rating agency review and revision or withdrawal at any time. In addition, the Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies.

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (7/16/20)	AA+ (stable) (12/19/19)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (7/16/20)	AA (stable) (11/22/19)	(1)	—
Municipal Assurance Corp. (MAC)	AA (stable) (7/16/20)	AA+ (stable) (3/4/20)	—	—
AG Re	AA (stable) (7/16/20)	—	—	—
AGRO	AA (stable) (7/16/20)	—	—	A+ (stable) (7/13/20)
Assured Guaranty (Europe) plc	AA (stable) (7/16/20)	AA+ (stable) (12/19/19)	A2 (stable) (8/13/19)	—
Assured Guaranty (Europe) SA	AA (stable) (7/16/20)	AA+ (stable) (1/21/20)	—	—
____________________

(1)	AGC requested that Moody’s Investors Service, Inc. (Moody’s) withdraw its financial strength ratings of AGC in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable).

There can be no assurance that any of the rating agencies will not take negative action on the financial strength ratings (or similar ratings) of AGL's insurance subsidiaries in the future or cease to rate one or more of AGL's insurance subsidiaries, either voluntarily or at the request of that subsidiary.

For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see Item 1, Financial Statements, Note 6, Reinsurance and "--Liquidity and Capital Resources--" section below.

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

Results of Operations

Business Segments

The Company reports its results of operations consistent with the manner in which the Company's CODM reviews the business to assess performance and allocate resources. Prior to the BlueMountain Acquisition on October 1, 2019, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in the fourth quarter of 2019, with the BlueMountain Acquisition and expansion into the asset management business, the Company now operates in two distinct segments, Insurance and Asset Management. The Company calls its Asset Management segment its "Assured Investment Management" platform. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the FG VIEs and investment vehicles. See Item 1. Financial Statement, Note 11, Variable Interest Entities.

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

The Company analyzes the operating performance of each segment using "adjusted operating income." See “-- Non-GAAP Financial Measures -- Adjusted Operating Income” below for definition of "adjusted operating income" (formerly known as non-GAAP operating income) and Item 1, Financial Statements, Note 2, Segment Information. Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles; however the effect of consolidating such entities, including the related eliminations, is included in the "other" column in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

The following table summarizes adjusted operating income from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. See also Item 1, Financial Statements, Note 2, Segment Information.

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Adjusted operating income (loss) by segment:
Insurance	$154	$161	$239	$272
Asset management	(9)	—	(18)	—
Corporate	(26)	(26)	(65)	(51)
Other	—	6	(4)	6
Adjusted operating income (loss)	$119	$141	$152	$227
Reconciling items from adjusted operating income to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments	$4	$8	$(1)	$(4)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	97	(12)	9	(40)
Fair value gains (losses) on CCS	(25)	19	23	10
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	2	(12)	(55)	(3)
Total pre-tax adjustments	78	3	(24)	(37)
Plus tax effect on pre-tax adjustments	(14)	(2)	—	6
Net income (loss) attributable to AGL	$183	$142	$128	$196

Results of Operations by Segment

Insurance Segment Results

Insurance Results

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Revenues
Net earned premiums and credit derivative revenues	$125	$127	$232	$253
Net investment income	82	110	165	209
Commutation gains (losses)	38	1	38	1
Other income (loss)	1	3	7	12
Total revenues	246	241	442	475
Expenses
Loss expense	39	(15)	57	29
Amortization of DAC	4	4	7	10
Employee compensation and benefit expenses	29	34	70	71
Other operating expenses	18	17	40	37
Total expenses	90	40	174	147
Equity in net earnings of investees	26	1	17	2
Adjusted operating income (loss) before income taxes	182	202	285	330
Provision (benefit) for income taxes	28	41	46	58
Adjusted operating income (loss)	$154	$161	$239	$272

Insurance New Business Production

Gross Written Premiums and
New Business Production

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
GWP
Public Finance—U.S.	$60	$43	$89	$73
Public Finance—non-U.S.	81	12	115	14
Structured Finance—U.S.	8	(4)	9	2
Structured Finance—non-U.S.	—	—	—	1
Total GWP	$149	$51	$213	$90
PVP (1):
Public Finance—U.S.	$60	$44	$89	$76
Public Finance—non-U.S.	28	8	49	12
Structured Finance—U.S.	8	3	9	8
Structured Finance—non-U.S.	—	1	—	2
Total PVP	$96	$56	$147	$98
Gross Par Written (1):
Public Finance—U.S.	$5,282	$3,657	$7,923	$5,673
Public Finance—non-U.S.	557	299	934	475
Structured Finance—U.S.	173	227	188	721
Structured Finance—non-U.S.	—	—	—	21
Total gross par written	$6,012	$4,183	$9,045	$6,890
Average rating on new business written	A-	A-	A-	A-
____________________

(1)	PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

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

Second Quarter 2020

U.S. public finance GWP increased 40%, and PVP increased 36%, compared with Second Quarter 2019, including transactions guaranteed in both the primary and secondary market. The average rating of all U.S. public finance par written in Second Quarter 2020 was A-. The Company guaranteed 62% of insured U.S. public finance new issuance par in Second Quarter 2020.

Outside the U.S., GWP and PVP also increased in Second Quarter 2020, compared with Second Quarter 2019. In Second Quarter 2020, the Company's new French subsidiary, Assured Guaranty (Europe) SA, wrote a guaranty of a solar bond transaction in Spain, and a secondary market guaranty to a European financial institution for a public sector credit. Non-U.S. GWP and PVP also includes the restructuring of an existing insured transaction that resulted in no additional exposure. The Company has consistently written new non-U.S. public finance business every quarter since the end of 2015.

In total, the structure finance sector's GWP and PVP both increased in Second Quarter 2020 compared with Second Quarter 2019. New business in Second Quarter 2020 included an insurance securitization and two whole business securitizations.

Business activity in the international infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

Six Months 2020

The volatility and dislocation in the municipal finance market in the U.S. caused by the COVID-19 pandemic resulted in the Company issuing a reduced number of new insurance policies in late March. However, the first quarter of 2020 U.S. public finance GWP was $29 million, only slightly lower compared with the first quarter of 2019 GWP of $30 million. Similarly, PVP was $29 million in the first quarter of 2020, compared with PVP of $32 million in the first quarter of 2019. Second Quarter 2020 U.S. public finance GWP and PVP activity increased significantly bringing Six Months 2020 U.S. public finance GWP to $89 million, compared with Six Months 2019 GWP of $73 million. Similarly, U.S. public finance PVP was $89 million in Six Months 2020, compared with PVP of $76 million in Six Months 2019. The average rating of U.S. public finance par written was A-, and represented 57% of the total U.S. municipal market insured issuance in Six Months 2020.

Outside the U.S., increases in public finance GWP and PVP were attributable primarily to two guaranties of solar bond transactions in Spain, and a secondary market guaranty to a European financial institution for a public sector credit, all written by the Company's new French subsidiary, Assured Guaranty (Europe) SA. In addition, several insured transactions were restructured resulting in no additional insured exposure.

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

Net Earned Premiums and Credit Derivative Revenues

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Financial guaranty insurance:				71
Public finance
Scheduled net earned premiums	$73	$72	$143	$143
Accelerations:
Refundings	26	22	41	49
Terminations	6	—	6	—
Total accelerations	32	22	47	49
Total public finance	105	94	190	192
Structured finance
Scheduled net earned premiums	16	20	34	43
Accelerations	—	7	—	6
Total structured finance	16	27	34	49
Specialty insurance and reinsurance	1	2	2	3
Total net earned premiums	$122	$123	$226	$244
Credit derivative revenues	3	4	6	9
Total net earned premiums and credit derivative revenue	$125	$127	$232	$253

Net earned premiums decreased in Second Quarter 2020 compared with Second Quarter 2019 primarily due to the scheduled decline in the insured structured finance insured portfolio, offset in part by higher accelerations. Net earned premiums decreased in Six Months 2020 compared with Six Months 2019, primarily due to the scheduled decline in the insured structured finance portfolio. At June 30, 2020, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

Credit derivative revenues have declined in Second Quarter 2020 compared with Second Quarter 2019 and in Six Months 2020 compared with Six Months 2019 primarily due to the scheduled decline in the net par outstanding. The Company has not written new credit derivatives since 2009. Other than credit derivatives that may be acquired in business combinations and reinsurance agreements, or as part of loss mitigation strategies, credit derivative exposure is expected to decline.

Net Investment Income and Equity in Net Earnings of Investees

Net investment income is a function of the yield earned and the size of the investment portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income in the Insurance segment represents income earned on the available for sale portfolio, short-term investments and other invested assets, other than equity method investments. Equity method investments in the Insurance segment include the insurance companies' investments in Assured Investment Management funds, as well as other direct investments. The income (loss) on such investments is presented as a separate line item, "equity in earnings of investees." The Company currently intends to invest up to $500 million in Assured Investment Management funds, and as of June 30, 2020 had invested $354 million.

Net Investment Income and Equity in Net Earnings of Investees

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Income from fixed-maturity securities managed by third parties	$62	$67	$124	$140
Income from internally managed securities	20	45	40	72
Interest income from intercompany loans	2	—	5	1
Gross investment income	84	112	169	213
Investment expenses	(2)	(2)	(4)	(4)
Net investment income	$82	$110	$165	$209

Fair value gains (losses) on Assured Investment Management funds	$26	$—	$16	$—
Other	—	1	1	2
Equity in net earnings of investees	26	1	17	2

Net investment income for Second Quarter 2020 and Six Months 2020 decreased compared to Second Quarter 2019 and Six Months 2019, primarily due to a decrease in the average asset balances in the investment portfolio. The overall pre-tax book yield was 3.33% as of June 30, 2020 and 3.56% as of June 30, 2019. Excluding the internally managed portfolio, pre-tax book yield was 3.05% as of June 30, 2020 and 3.23% as of June 30, 2019.

The fair value gains on investments in Assured Investment Management funds in Second Quarter 2020 and Six Months 2020 were were driven by the overall market rebounding in the second quarter.

Commutation Gains (Losses)

In Second Quarter 2020, the Company reassumed $336 million in par from its largest remaining legacy third party financial guaranty reinsurer. This commutation resulted in an increase of unearned premium reserve of $5 million and commutation gain of $38 million.

Other Income (Loss)

Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

Other Income (Loss)

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$—	$(1)	$(5)	$—
Other	1	4	12	12
Total other income (loss)	$1	$3	$7	$12
 ____________________

(1)	Primarily related to cash.

Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies used in calculating the expected loss to be paid for all contracts and the accounting policies for measurement and recognition under GAAP for each type of contract, see the notes listed below in Part II. Item 8, Financial Statements and Supplementary Data, of the Company's 2019 Annual Report on Form 10-K:

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

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid/ (Recovered)		Net Economic Loss Development/ (Benefit)
	As of		Second Quarter		Six Months
	June 30, 2020	December 31, 2019	2020	2019	2020	2019
	(in millions)
Insurance	$684	$683	$32	$(22)	$31	$(12)
FG VIEs	65	58	1	(14)	7	(24)
Credit derivatives	(14)	(4)	1	(1)	(7)	(3)
Total	$735	$737	$34	$(37)	$31	$(39)

Net exposure rated BIG	$8,406	$8,506

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid/(Recovered)		Net Economic Loss Development/(Benefit)
	As of		Second Quarter		Six Months
	June 30, 2020	December 31, 2019	2020	2019	2020	2019
	(in millions)
U.S. public finance (1)	$543	$531	$30	$92	$86	$154
Non-U.S. public finance	29	23	2	(8)	5	(9)
Structured finance
U.S. RMBS	128	146	1	(118)	(62)	(183)
Other structured finance	35	37	1	(3)	2	(1)
Structured finance	163	183	2	(121)	(60)	(184)
Total	$735	$737	$34	$(37)	$31	$(39)

Effect of changes in the risk-free rates included in economic loss development (benefit)			$1	$(1)	$32	$(5)
____________________

(1)
The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid of $917 million as of June 30, 2020 and $819 million as of December 31, 2019.

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of June 30, 2020	0.00%	-	1.47%	0.57%
As of March 31, 2020	0.00%	-	1.39%	0.64%
As of December 31, 2019	0.00%	-	2.45%	1.94%
As of June 30, 2019	0.00%	-	2.63%	2.10%
As of March 31, 2019	0.00%	-	2.87%	2.46%
As of December 31, 2018	0.00%	-	3.06%	2.74%

Second Quarter 2020 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.7 billion as of June 30, 2020 compared with $5.8 billion as of December 31, 2019. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2020 will be $543 million, compared with $531 million as of December 31, 2019. Economic loss development on U.S. exposures in Second Quarter 2020 was $30 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $2 million for non-U.S. exposures during Second Quarter 2020 due to the impact of negative European interest rates on an interest rate swap in an Italian transaction.

U.S. RMBS: The economic loss development attributable to U.S. RMBS was $1 million and was mainly related to COVID-19 related forbearances, partially offset by higher excess spread and improved performance in certain transactions and changes in liquidation rates. The economic development attributable to changes in discount rates was de minimis in Second Quarter 2020.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid for additional information.

Second Quarter 2019 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $6.0 billion as of June 30, 2019 compared with $6.4 billion as of December 31, 2018. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2019 would be $749 million, compared with $832 million as of December 31, 2018. Economic loss development on U.S. exposures in Second Quarter 2019 was $92 million, which was primarily attributable to Puerto Rico exposures. The economic benefit was approximately $8 million for non-U.S. exposures during Second Quarter 2019, which was mainly attributable to the improved internal outlook of certain Spanish sovereigns and sub-sovereigns.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $118 million and was mainly related to higher projected recoveries for previously charged-off loans for second lien U.S. RMBS, an increase in excess spread, improved performance, and loss mitigation efforts.

Six Months 2020 Net Economic Loss Development

Economic loss development on U.S. public finance exposures in Six Months 2020 was $86 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $5 million for non-U.S. public finance exposures during Six Months 2020 due to the impact of negative European interest rates on an interest rate swap in an Italian transaction and the weaker outlook of the performance of a troubled U.K. road. The net benefit attributable to U.S. RMBS was $62 million and was mainly related to higher excess spread on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to LIBOR, which decreased in Six Months 2020, and partially offset by COVID-19 related forbearances. The economic development attributable to changes in discount rates was a loss of $32 million in Six Months 2020.

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

The following table presents the Insurance segment loss and LAE, net of reinsurance.

Insurance Segment
Loss and LAE (Benefit)

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
U.S. public finance	$33	$94	$92	$164
Non-U.S. public finance	—	(8)	—	(8)
Structured finance
U.S. RMBS	6	(104)	(38)	(133)
Other structured finance	—	3	3	6
Structured finance	6	(101)	(35)	(127)
Total loss and LAE (benefit)	$39	$(15)	$57	$29

The primary components of the Insurance segment loss and LAE expense were as follows:

•
Loss and LAE in Second Quarter 2020 and Six Months 2020 was mainly driven by loss expense on certain Puerto Rico transactions. For Six Months 2020, these losses were partially offset by a benefit in first lien U.S. RMBS transactions.

•
Loss and LAE in Second Quarter 2019 was a benefit mainly driven by U.S. RMBS exposures, partially offset by losses on certain Puerto Rico exposures. Loss and LAE in Six Months 2019 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on U.S. RMBS exposures.

For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Compensation, Benefits, Other Operating Expenses and Amortization of DAC

Second Quarter 2020 compared with Second Quarter 2019: Employee compensation and benefit expenses decreased in Second Quarter 2020 compared with Second Quarter 2019 primarily due to reduced bonus expense. Amortization of DAC was flat in Second Quarter 2020 compared with Second Quarter 2019.

Six Months 2020 compared with Six Months 2019:Amortization of DAC was lower in Six Months 2020 compared with Six Months 2019 primarily due to a decrease in net earned premiums.

Asset Management Segment Results

Asset Management Results

	Second Quarter	Six Months
	2020	2020
	(in millions)
Revenues
Management fees:
CLOs	$2	$7
Opportunity funds	3	5
Wind-down funds	7	16
Total management fees (1)	12	28
Other income	1	2
Total revenues	13	30
Expenses
Amortization of intangible assets	3	6
Employee compensation and benefit expenses	14	32
Other operating expenses	7	14
Total expenses	24	52
Adjusted operating income (loss) before income taxes	(11)	(22)
Provision (benefit) for income taxes	(2)	(4)
Adjusted operating income (loss)	$(9)	$(18)
_____________________

(1)
The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross, as components of asset management fees and other operating expenses.

Asset Management Fees

Management fees from CLOs are the net management fees that BlueMountain retains after rebating the portion of these fees that pertains to the CLO equity that is held directly by Assured Investment Management funds. Gross management fees from CLOs, before rebates to Assured Investment Management funds, were $7 million and $17 million for Second Quarter 2020 and Six Months 2020, respectively. The COVID-19 pandemic and resulting volatility and downgrades in loan markets have triggered over-collateralization provisions in CLOs, deferring current CLO management fee payments to the Company, as well as slowed the issuance of CLOs. Management fees from opportunity funds are mainly attributable to previously established opportunity funds and also includes two opportunity funds in which the Insurance segment’s U.S. insurance subsidiaries invest. Total opportunity fund AUM includes $256 million in AUM of the Company's U.S.insurance subsidiaries. A new liquid asset strategy was launched at the end of the quarter primarily with capital from the U.S. insurance subsidiaries. Distributions to investors in the wind-down funds are expected to continue, at least into 2021.
There were no performance fees recognized in Second Quarter 2020 and Six Months 2020. Performance fees are recorded when the contractual performance criteria (sometimes referred to as "high water marks" or "return hurdles") have been met and when it is probable that a significant reversal of revenues will not occur in future reporting periods. For opportunity funds, these conditions are met typically close to the end of the fund’s life. The Company's current opportunity funds were not near the end of their harvest period during the quarter, when they would typically earn performance fees.
Expenses
Expenses primarily consist of employee compensation and benefits, and also include other operating expenses such as depreciation and amortization related to the leases held by Assured Investment Management in New York and London. Amortization of finite-lived intangible assets, which mainly consist of Assured Investment Management's CLO and investment management contracts and its CLO distribution network, was $3 million and $6 million during Second Quarter 2020 and Six Months 2020, respectively.

Assets Under Management

The Company uses AUM as a metric to measure progress in its Asset Management segment. The Company uses measures of its AUM in its decision making process and intends to use a measure of change in AUM in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

•
the amount of aggregate collateral balance and principal cash of Assured Investment Management's CLOs, including CLO equity that may be held by Assured Investment Management funds. This also includes CLO assets managed by BlueMountain Fuji Management, LLC (BM Fuji). BlueMountain is not the investment manager of BM Fuji CLOs, but rather has entered into a services agreement and a secondary agreement with BM Fuji pursuant to which BlueMountain provides certain services associated with the management of BM Fuji-advised CLOs and acts in the capacity of service provider, and

•	the net asset value of all funds and accounts other than CLOs, plus any unfunded commitments.

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

•
“Non-fee earning assets under management” or “Non-Fee Earning AUM” refers to assets where Assured Investment Management does not collect fees or has elected to waive or rebate fees to investors. Assured Investment Management reserves the right to waive some or all fees for certain investors, including investors affiliated with Assured Investment Management and/or the Company. Further, to the extent that the Company's wind-down and/or opportunity funds are invested in Assured Investment Management managed CLOs, BlueMountain may rebate any management fees and/or performance compensation earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by Assured Investment Management.

Rollforward of
Assets Under Management

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
Second Quarter 2020

AUM, March 31, 2020	$12,645	$969	$—	$2,865	$16,479

Inflows	741	30	370	—	1,141
Outflows:
Redemptions	—	—	—	—	—
Distributions	(213)	(83)	—	(541)	(837)
Total outflows	(213)	(83)	—	(541)	(837)
Net flows	528	(53)	370	(541)	304
Change in fund value	39	57	1	136	233
AUM, June 30, 2020 (1)	$13,212	$973	$371	$2,460	$17,016

Six Months 2020

AUM, December 31, 2019	$12,758	$1,023	$—	$4,046	$17,827

Inflows	741	118	370	—	1,229
Outflows:
Redemptions	—	—	—	—	—
Distributions	(280)	(168)	—	(1,416)	(1,864)
Total outflows	(280)	(168)	—	(1,416)	(1,864)
Net flows	461	(50)	370	(1,416)	(635)
Change in fund value	(7)	—	1	(170)	(176)
AUM, June 30, 2020 (1)	$13,212	$973	$371	$2,460	$17,016
_____________________

(1)	Includes AUM of the insurance company subsidiaries (intercompany AUM) of $256 million in opportunity funds, $221 million in the CLOs and $351 million in liquid strategies.

Components of
Assets Under Management

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of June 30, 2020:
Funded AUM	$13,142	$868	$371	$2,438	$16,819
Unfunded AUM	70	105	—	22	197

Fee Earning AUM	$6,513	$804	$371	$2,258	9,946
Non-Fee Earning AUM	6,699	169	—	202	7,070

Intercompany AUM
Funded AUM	$165	$200	$351	$—	$716
Unfunded AUM	56	56	—	—	112

As of December 31, 2019:
Funded AUM	$12,721	$796	$—	$3,980	$17,497
Unfunded AUM	37	227	—	66	330

Fee Earning AUM	$3,438	$695	$—	$3,838	$7,971
Non-Fee Earning AUM	9,320	328	—	208	9,856

Intercompany AUM
Funded AUM	$19	$58	$—	$—	$77
Unfunded AUM	30	84	—	—	114

Total inflows of $1.2 billion in Six Months 2020 includes CLO AUM inflows of $741 million, which mainly consists of a new CLO, and an IMA with the U.S. insurance company subsidiaries to manage up to $300 million in CLO obligations, of which $100 million had been allocated as of June 30, 2020.

CLO AUM includes CLO equity that is held by various Assured Investment Management funds of $290 million as of June 30, 2020, and $536 million as of December 31, 2019. This CLO equity corresponds to the majority of the non-fee earning CLO AUM, as BlueMountain typically rebates the CLO fees back to Assured Investment Management funds. Assured Investment Management funds sold CLO equity prior to the market dislocation caused by the COVID-19 pandemic in March, which contributed to the increase in fee earning AUM from $7,971 million as of December 31, 2019 to $9,946 million as of June 30, 2020.

The launch of a new liquid asset strategy contributed inflows of $370 million at the end of second quarter 2020. Funds raised in the new liquid strategies include $100 million of capital from the Insurance segment's U.S. insurance subsidiariesthat were invested in a new municipal bond fund, as well as a $250 million IMA with the U.S. insurance subsidiaries to manage a portfolio of municipal obligations. Liquid strategy investment vehicles typically offer investors redemption rights within one year and are largely invested in liquid securities.

Opportunity fund inflows of $118 million for Six Months 2020 consisted mainly of additional investments made by the U.S insurance subsidiaries in the first quarter of 2020.

Total outflows of $1.9 billion for Six Months 2020, were mainly driven by the return of capital in wind down funds, which include certain funds that are in their harvest period.

As of June 30,  2020, the Company has $117 million in goodwill and $69 million in definite lived intangible assets associated with its acquisition of BlueMountain. In the first and Second Quarter 2020, the Company assessed the carrying value of these intangible assets and determined no impairment occurred. The Company continues to evaluate developments in market conditions, changes in key personnel and other factors that may impact the Company’s ability to raise third party funds and retain and attract professionals, which may affect the carrying value of, and result in an impairment of, goodwill or intangible assets.
Corporate Division Results

Corporate Results

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Revenues
Net investment income	$—	$1	$1	$2
Loss on extinguishment of debt	—	—	(5)	(1)
Total revenues	—	1	(4)	1
Expenses
Interest expense	23	22	48	46
Employee compensation and benefit expenses	3	5	8	9
Other operating expenses	6	4	11	7
Total expenses	32	31	67	62
Equity in net earnings of investees	—	—	(5)	1
Adjusted operating income (loss) before income taxes	(32)	(30)	(76)	(60)
Provision (benefit) for income taxes	(6)	(4)	(11)	(9)
Adjusted operating income (loss)	$(26)	$(26)	$(65)	$(51)

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

Interest expense relates to debt issued by AGUS and AGMH. The increase in interest expense was due to the $250 million debt to AGM, AGC and MAC borrowed in October 2019 in connection with the BlueMountain acquisition, which was partially offset by a decrease in interest expense due to AGUS's purchase of $23 million in principal of AGMH's debt in Six Months 2020.

Compensation and benefits expenses allocated to the Corporate division are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

Equity in net earnings of investees was a loss in Six Months 2020 due to a write down of AGUS' investment in an investment firm that provides investment banking services in the global infrastructure sector.

Other

Other consists of intersegment eliminations, reclassifications of reimbursable fund expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain Assured Investment Management investment vehicles in which the Insurance segment invests. The net effect on adjusted operating income (loss) of these items was a loss of $4 million in Six Months 2020 and a gain of $6 million in Second Quarter 2019 and Six Months 2019. The effect was de minimis in Second Quarter 2020. See Item 1, Financial Statements, Note 2, Segment Information.

VIE Consolidation Effect on
Net Income (Loss) Attributable to AGL

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Effect of consolidating:
FG VIEs	$—	$6	$(4)	$6
Investment vehicles	—	—	—	—
VIE consolidation effect	$—	$6	$(4)	$6

The types of VIEs the Company consolidates when it is deemed to be the primary beneficiary primarily include (1) entities whose debt obligations the insurance subsidiaries insure, and (2) investment vehicles such as collateralized financing entities and funds managed by the Asset Management subsidiaries, in which the insurance company subsidiaries have a variable interest (consolidated investment vehicles). The Company eliminates the effects of intercompany transactions between consolidated VIEs and its insurance and asset management subsidiaries, as well as intercompany transactions between consolidated VIEs.

Generally, the consolidation of the Company's consolidated investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The consolidation of the investment vehicles have no net effect on the net income attributable to the Company. The economic interest the Company holds in consolidated funds is presented in the Insurance segment. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable noncontrolling interests in the consolidated funds in the Company's consolidated financial statements. See Item 1, Financial Statements, Note 11, Variable Interest Entities, for additional information.

Reconciliation to GAAP

Reconciliation of Net Income (Loss)
Attributable to AGL
To Adjusted Operating Income (Loss)

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to AGL	$183	$142	$128	$196
Less pre-tax adjustments:
Realized gains (losses) on investments	4	8	(1)	(4)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	97	(12)	9	(40)
Fair value gains (losses) on CCS	(25)	19	23	10
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	2	(12)	(55)	(3)
Total pre-tax adjustments	78	3	(24)	(37)
Less tax effect on pre-tax adjustments	(14)	(2)	—	6
Adjusted operating income (loss)	$119	$141	$152	$227

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Gross realized gains on available-for-sale securities	$16	$13	$23	$19
Gross realized losses on available-for-sale securities	(8)	(1)	(9)	(3)
Credit impairments	(4)	(4)	(15)	(20)
Net realized investment gains (losses)	$4	$8	$(1)	$(4)

Credit impairment in Second Quarter 2020 and Six Months 2020 was related primarily an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit loss. Credit impairment in Second Quarter 2019 was primarily attributable to foreign exchange losses while Six Months 2019 was primarily attributable to loss mitigation securities and foreign exchange losses.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of June 30, 2020, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information.

During Second Quarter 2020, unrealized fair value gains on credit derivatives were generated primarily as a result of price improvements of the underlying collateral, partially offset by losses due to the tightening of AGC spreads. During Second Quarter 2019 non-credit impairment fair value losses were generated primarily as a result of the tightening of AGC spreads. Except for credit impairment, the fair value adjustments on credit derivatives in the insured portfolio are non-economic adjustments that reverse to zero over the remaining term of that portfolio.

During Six Months 2020, non-credit impairment fair value gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. These gains were partially offset by the wider spreads of the underlying collateral and lower discount rates.     During Six Months 2019 non-credit impairment fair value losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. These losses were partially offset by the price improvements.

Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of June 30, 2020		As of December 31, 2019
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(274)	$(113)	$(315)	$(130)
Base Scenario	(161)	—	(185)	—
Decrease of 25 bps	(105)	56	(97)	88
All transactions priced at floor	(68)	93	(56)	129
 ____________________

(1)	Includes the effects of changes in the net spreads assumed by the Company.

Fair Value Gains (Losses) on CCS

Fair value losses on CCS in Second Quarter 2020 were caused by the steep reduction in LIBOR during the period. Fair value gains on CCS in Six Months 2020 were primarily due to a widening in market spreads during the period. Fair value gains on CCS recorded in Second Quarter 2019 and Six Months 2019 were primarily due to widening of spreads of comparable securities relative to changes in treasury yields during the periods. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

Foreign exchange gains and losses in all periods primarily relate to remeasurement of premiums receivable and are mainly due to changes in the exchange rate of the euro and pound sterling relative to the U.S. dollar.

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

Reconciliation of Shareholders’ Equity Attributable to AGL
To Adjusted Book Value (1)

	As of June 30, 2020		As of December 31, 2019
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,444	$76.66	$6,639	$71.18
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(47)	(0.56)	(56)	(0.60)
Fair value gains (losses) on CCS	76	0.90	52	0.56
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	510	6.07	486	5.21
Less taxes	(92)	(1.09)	(89)	(0.95)
Adjusted operating shareholders’ equity	5,997	71.34	6,246	66.96
Pre-tax adjustments:
Less: Deferred acquisition costs	116	1.37	111	1.19
Plus: Net present value of estimated net future revenue	188	2.24	206	2.20
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,317	39.46	3,296	35.34
Plus taxes	(590)	(7.04)	(590)	(6.32)
Adjusted book value	$8,796	$104.63	9,047	96.99

Gain (loss) related to VIE consolidation included in adjusted operating shareholders' equity (net of tax provision of $2 and $2)	$8	$0.09	$7	$0.07

Gain (loss) related to VIE consolidation included in adjusted book value (net of tax benefit of $1 and $1)	$(2)	$(0.03)	$(4)	$(0.05)
___________________
(1) The discount rate used for net present value of estimated net future revenues as of June 30, 2020 is 3%. The prior period has been recast to present the net present value of net future revenues discounted at 3% instead of 6%.

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

Reconciliation of GWP to PVP (1)

	Second Quarter 2020					Second Quarter 2019
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$60	$81	$8	$—	$149	$43	$12	$(4)	$—	$51
Less: Installment GWP and other GAAP adjustments (2)	—	81	8	—	89	(1)	12	(4)	—	7
Upfront GWP	60	—	—	—	60	44	—	—	—	44
Plus: Installment premium PVP	—	28	8	—	36	—	8	3	1	12
PVP	$60	$28	$8	$—	$96	$44	$8	$3	$1	$56

	Six Months 2020					Six Months 2019
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
Total GWP	$89	$115	$9	$—	$213	$73	$14	$2	$1	$90
Less: Installment GWP and other GAAP adjustments (2)	—	115	9	—	124	(3)	14	1	—	12
Upfront GWP	89	—	—	—	89	76	—	1	1	78
Plus: Installment premium PVP	—	49	9	—	58	—	12	7	1	20
Total PVP	$89	$49	$9	$—	$147	$76	$12	$8	$2	$98
___________________

(1)	The discount rate used for PVP as of March 31, 2020 is 3%. The prior period has been recast to present PVP discounted at 3% instead of 6%.

(2)
Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, and other GAAP adjustments.

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

The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both June 30, 2020 and December 31, 2019, the Company excluded $1.4 billion, of net par attributable to loss mitigation securities. See Item 1, Financial Statements, Note 3, Outstanding Insurance Exposure, for additional information.

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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2020		As of December 31, 2019
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$73,179	A-	$73,467	A-
Tax backed	35,419	A-	37,047	A-
Municipal utilities	25,973	A-	26,195	A-
Transportation	15,896	BBB+	16,209	BBB+
Healthcare	7,575	BBB+	7,148	A-
Higher education	5,718	A-	5,916	A-
Infrastructure finance	5,403	A-	5,429	A-
Housing revenue	1,290	BBB	1,321	BBB+
Investor-owned utilities	653	A-	655	A-
Renewable energy	207	A-	210	A-
Other public finance—U.S.	1,830	A-	1,890	A-
Total public finance—U.S.	173,143	A-	175,487	A-
Non-U.S.:
Regulated utilities	17,783	BBB+	18,995	BBB+
Infrastructure finance	16,880	BBB	17,952	BBB
Sovereign and sub-sovereign	11,067	A+	11,341	A+
Renewable energy	2,244	A	1,555	A
Pooled infrastructure	1,319	AAA	1,416	AAA
Total public finance—non-U.S.	49,293	A-	51,259	A-
Total public finance	222,436	A-	226,746	A-
Structured finance:
U.S.:
RMBS	3,281	BBB-	3,546	BBB-
Life insurance transactions	1,977	AA-	1,776	AA-
Pooled corporate obligations	1,310	AA-	1,401	AA-
Consumer receivables	861	A-	962	A-
Financial products	808	AA-	1,019	AA-
Other structured finance—U.S.	585	BBB	596	BBB+
Total structured finance—U.S.	8,822	A-	9,300	A-
Non-U.S.:
RMBS	400	A	427	A
Pooled corporate obligations	55	BB+	55	BB+
Other structured finance	246	A	279	A+
Total structured finance—non-U.S.	701	A	761	A
Total structured finance	9,523	A-	10,061	A-
Total net par outstanding	$231,959	A-	$236,807	A-

The following table sets forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty
Portfolio by Internal Rating

	As of June 30, 2020		As of December 31, 2019
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,111	1.8%	$4,361	1.8%
AA	26,635	11.4	29,037	12.3
A	104,295	45.0	111,329	47.0
BBB	88,542	38.2	83,574	35.3
BIG	8,376	3.6	8,506	3.6
Total net par outstanding	$231,959	100.0%	$236,807	100.0%

Exposure to Puerto Rico

The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.4 billion net par as of June 30, 2020, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

The Company groups its Puerto Rico exposure into three categories:

•	Constitutionally Guaranteed.

•	Public Corporations – Certain Revenues Potentially Subject to Clawback.

•	Other Public Corporations.

Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Item 1, Financial Statements, Note 3, Outstanding Insurance Exposure.

Exposure to Puerto Rico
As of June 30, 2020

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$611	$268	$375	$(1)	$1,253	$1,294
Puerto Rico Public Buildings Authority (PBA) (2)	7	140	—	(7)	140	145
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (2)	254	480	187	(79)	842	842
PRHTA (Highway revenue) (2)	406	74	35	—	515	515
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
PREPA (2)	528	71	226	—	825	838
PRASA	—	284	89	—	373	373
MFA	176	33	62	—	271	282
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$1,982	$1,518	$975	$(87)	$4,388	$4,458
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

Amortization Schedule
of Net Par Outstanding of Puerto Rico
As of June 30, 2020

	Scheduled Net Par Amortization
	2020 (3Q)	2020 (4Q)	2021	2022	2023	2024	2025 - 2029	2030 - 2034	2035 - 2039	2040 - 2044	2045 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$141	$—	$15	$37	$14	$73	$289	$419	$265	$—	$—	$1,253
PBA	5	—	13	—	7	—	58	38	19	—	—	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	25	—	18	28	33	4	165	180	307	82	—	842
PRHTA (Highway revenue)	22	—	35	40	32	33	58	192	103	—	—	515
PRCCDA	—	—	—	—	—	—	19	76	57	—	—	152
PRIFA	—	—	—	—	2	—	—	—	7	7	—	16
Other Public Corporations
PREPA	49	—	28	28	95	93	386	142	4	—	—	825
PRASA	—	—	—	—	—	1	109	—	2	15	246	373
MFA	49	—	44	43	23	18	89	5	—	—	—	271
U of PR	—	—	—	—	—	—	—	1	—	—	—	1
Total	$291	$—	$153	$176	$206	$222	$1,173	$1,053	$764	$104	$246	$4,388

Amortization Schedule
of Net Debt Service Outstanding of Puerto Rico
As of June 30, 2020

	Scheduled Net Debt Service Outstanding
	2020 (3Q)	2020 (4Q)	2021	2022	2023	2024	2025 - 2029	2030 - 2034	2035 - 2039	2040 - 2044	2045 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$173	$—	$74	$95	$70	$128	$514	$572	$294	$—	$—	$1,920
PBA	9	—	20	6	13	6	81	50	20	—	—	205
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	47	—	61	69	74	42	340	314	371	89	—	1,407
PRHTA (Highway revenue)	36	—	61	64	54	53	144	253	111	—	—	776
PRCCDA	3	—	7	7	7	7	52	103	61	—	—	247
PRIFA	—	—	1	1	3	1	4	3	10	8	—	31
Other Public Corporations
PREPA	66	3	63	62	128	122	467	157	5	—	—	1,073
PRASA	10	—	19	19	19	20	190	68	70	82	272	769
MFA	55	—	54	52	29	24	103	6	—	—	—	323
U of PR	—	—	—	—	—	—	—	1	—	—	—	1
Total	$399	$3	$360	$375	$397	$403	$1,895	$1,527	$942	$179	$272	$6,752

Financial Guaranty Exposure to U.S. RMBS

The table below provides information on certain risk characteristics of the Company’s U.S. RMBS exposures. U.S. RMBS exposures represent 1.4% of the total net par outstanding, and BIG U.S. RMBS represent 18.6% of total BIG net par outstanding. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2020

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$19	$18	$—	$525	$40	$602
2005	45	207	22	215	117	606
2006	40	39	10	238	197	524
2007	—	307	25	916	260	1,508
2008	—	—	—	41	—	41
Total exposures	$104	$571	$57	$1,935	$614	$3,281

Exposures rated BIG	$59	$320	$31	$982	$162	$1,554

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. All specialty insurance and reinsurance exposures shown in the table below were rated investment grade internally as of December 31, 2019. As of June 30, 2020, $30 million of aircraft residual value insurance exposure was rated BIG.

Specialty Insurance and Reinsurance Exposure

	Gross Exposure		Net Exposure
	As of June 30, 2020	As of December 31, 2019	As of June 30, 2020	As of December 31, 2019
	(in millions)
Life insurance transactions (1)	$1,063	$1,046	$915	$898
Aircraft residual value insurance policies	391	398	236	243
Total	$1,454	$1,444	$1,151	$1,141
____________________

(1)	The life insurance transactions net exposure is projected to increase to approximately $1.0 billion by September 30, 2026.

Reinsurer Exposures

The Company has exposure to reinsurers through reinsurance arrangements (both as a ceding company and as an assuming company). In recent years, the Company has reassumed most of its previously ceded exposure but continues to cede portions of certain specialty exposures to reinsurers to mitigate risk. In recent years, the Company has also assumed additional financial guaranty exposures (from financial guarantors no longer writing new business). See Item 1, Financial Statements, Note 6, Reinsurance.

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

	As of June 30, 2020		As of December 31, 2019
	AGL	U.S. Holding Companies	AGL	U.S. Holding Companies
	(in millions)
Investments and cash (1)	$12	$116	$135	$243
Receivables from affiliates (2)	24	—	29	—
Receivable from U.S. Holding Companies	50	—	40	—
Other assets	3	80	2	59

Long term debt	—	1,219	—	1,231
Loans payable to affiliate	—	290	—	290
Payable to affiliates (2)	6	9	9	5
Payable to AGL	—	50	—	40
Other liabilities	6	137	8	130
____________________

(1)
As of June 30, 2020 and December 31, 2019, weighted average duration of U.S. Holding Companies' fixed-maturity securities (excluding AGUS' investment in AGMH's debt) was 1.9 years and 4.4 years, respectively.

(2)	Represents receivable and payables with non-guarantor subsidiaries.

	Six Months 2020
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	$(4)

Interest expense	—	48
Other expenses	18	1

Income (loss) before provision for income taxes	(18)	(53)
Equity in net earnings of investees	—	(5)
Net income (loss)	(18)	(46)

The following table presents significant holding company cash flow activities (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.
AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	AGL	U.S. Holding Companies
	(in millions)
Second Quarter 2020
Intercompany sources	$170	$24
Intercompany (uses)	—	(170)
External sources (uses):
Dividends paid to AGL shareholders	(17)	—
Repurchases of common shares (1)	(164)	—
Interest paid (2)	—	(32)

Second Quarter 2019
Intercompany sources	$132	$128
Intercompany (uses)	—	(87)
External sources (uses):
Dividends paid to AGL shareholders	(19)	—
Repurchases of common shares (1)	(110)	—
Interest paid (2)	—	(33)

Six Months 2020
Intercompany sources	210	181
Intercompany (uses)	—	(240)
External sources (uses):
Dividends paid to AGL shareholders	(37)	—
Repurchases of common shares (1)	(280)	—
Interest paid (2)	—	(41)

Six Months 2019
Intercompany sources	232	244
Intercompany (uses)	—	(147)
External sources (uses):
Dividends paid to AGL shareholders	(39)	—
Repurchases of common shares (1)	(190)	—
Interest paid (2)	—	(42)
____________________

(1)	See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about share repurchases and authorizations.

(2)	See Long-Term Obligations below for interest paid by subsidiary.

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

Commitments and Contingencies, and Long-Term Debt Obligations

The Company has outstanding long-term debt issued primarily by AGUS and AGMH. All of AGUS' and AGMH's debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis.

Principal Outstanding of
Long-Term Debt and Intercompany Loans

	As of June 30, 2020		As of December 31, 2019
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS	$850	$845	$850	$844
Intercompany loans	290	290	290	290
Total AGUS	1,140	1,135	1,140	1,134
AGMH	730	479	730	476
AGM	4	4	4	4
AGMH's debt purchased by AGUS (1)	(154)	(106)	(131)	(89)
Elimination of intercompany loans	(290)	(290)	(290)	(290)
Total	$1,430	$1,222	$1,453	$1,235
 ____________________

(1)
Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS. Loss on extinguishment of debt was $5 million in Six Months 2020 and $1 million in Six Months 2019. There was no loss on extinguishment of debt in Second Quarter 2020 and Second Quarter 2019.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. LIBOR may be discontinued. For more information, see the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2019. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. In Six Months 2020 and Six Months 2019, AGUS purchased $23 million and $3 million of principal of the debentures, which resulted in a loss on extinguishment of debt on a consolidated basis of $5 million and $1 million for Six Months 2020 and 2019, respectively. There were no purchases in Second Quarter 2020 and Second Quarter 2019. The Company may choose to make additional purchases of this or other Company debt in the future.

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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. As of June 30, 2020, $40 million remained outstanding.

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

The insurance subsidiaries intend to invest $500 million in Assured Investment Management funds. As of June 30, 2020, the Insurance segment had invested $354 million in Assured Investment Management funds which are accounted for under the equity method, using net asset value as a practical expedient. On a consolidated basis, these investments are eliminated and the underlying funds and CLOs are consolidated. The insurance subsidiaries have committed an additional $112 million to the four Assured Investment Management funds that may be drawn in the future. See Item 1, Financial Statements, Note 11, Variable Interest Entities.

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

 Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. Direct and indirect consequences of COVID-19 are causing financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, and may result in increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by shelter-in-place guidelines and related restrictions or an economic downturn, are most at risk for increased claims. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it are unknown, so the Company cannot predict the ultimate size of any increases in claims that may result from the pandemic.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.4 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 1, Financial Statements, Note 3, Outstanding Insurance Exposure.

Claims (Paid) Recovered

	Second Quarter		Six Months
	2020	2019	2020	2019

Public finance	$21	$(9)	$(73)	$(237)
Structured finance:
U.S. RMBS	23	43	44	52
Other structured finance	(3)	—	(4)	1
Structured finance	20	43	40	53
Claims (paid) recovered, net of reinsurance (1)	$41	$34	$(33)	$(184)
____________________

(1)
Includes $0.3 million and $11 million recovered for consolidated FG VIEs for Second Quarter 2020 and 2019, respectively, and de minimis amount paid and $12 million recovered for Six Months 2020 and Six Months 2019, respectively.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $660 million as of June 30, 2020. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of June 30, 2020, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $148 million of the CDS insured by the Company requires the Company to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of June 30, 2020, AGC did not have to post collateral to satisfy these requirements and the maximum posting requirement was $148 million.

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

Dividend restrictions by insurance subsidiary are as follows:

•
The maximum amount available during 2020 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $193 million, of which approximately $87 million is estimated to be available for distribution in the third quarter of 2020.

•
The maximum amount available during 2020 for AGC to distribute as ordinary dividends is approximately $166 million, of which approximately $15 million is available for distribution in the third quarter of 2020.

•
The maximum amount available during 2020 for MAC to distribute to MAC Assurance Holdings Inc. (MAC Holdings) as dividends without regulatory approval is estimated to be approximately $19 million, none of which is available for distribution in the third quarter of 2020.

•
Based on the applicable law and regulations, in 2020 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $274 million as of June 30, 2020. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $226 million as of June 30, 2020, and (ii) the amount of statutory surplus, which as of June 30, 2020 was $311 million.

•
Based on the applicable law and regulations, in 2020 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $103 million as of June 30, 2020. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $399 million as of June 30, 2020, and (ii) the amount of statutory surplus, which as of June 30, 2020 was $286 million.

Distributions from
Insurance Company Subsidiaries

	Second Quarter		Six Months
	2020	2019	2020	2019
			(in millions)
Dividends paid by AGC to AGUS	$24	$24	$109	$66
Dividends paid by AGM to AGMH	—	4	72	78
Dividends paid by AG Re to AGL	—	45	—	85
Dividends paid by MAC to MAC Holdings (1)	20	100	20	105
____________________

(1)	MAC Holdings distributed substantially all amounts to AGM and AGC, in proportion to their ownership percentages.

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

Assured Investment Management Sources and Uses of Liquidity

The Asset Management segment's sources of liquidity are (1) net working capital, (2) cash from operations, including management and performance fees (which are unpredictable as to amount and timing), and (3) capital contributions from AGUS (in the first quarter of 2020 $30 million had been contributed to supplement working capital). As of June 30, 2020, the Assured Investment Management platform subsidiaries had $26 million in cash.

Liquidity needs in the Asset Management segment primarily include (1) paying operating expenses including compensation, (2) paying dividends to AGUS, and (3) capital to support growth and expansion of the asset management business.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in millions)
Net cash flows provided by (used in) operating activities before effect of VIE consolidation	$176	$136	$79	$(197)
Effect of VIE consolidation (1)	(457)	(2)	(524)	(1)
Net cash flows provided by (used in) operating activities	(281)	134	(445)	(198)
Net cash flows provided by (used in) investing activities before effect of VIE consolidation	166	67	408	535
Effect of VIE consolidation (1)	178	72	325	96
Net cash flows provided by (used in) investing activities	344	139	733	631
Dividends paid	(17)	(19)	(37)	(39)
Repurchases of common stock	(164)	(110)	(280)	(190)
Repurchase of debt	—	—	(21)	(3)
Net cash flows provided by (used in) financing activities before effect of VIE consolidation	(2)	(2)	(13)	(16)
Effect of VIE consolidation (1)	372	(70)	360	(95)
Net cash flows provided by (used in) financing activities (2)	189	(201)	9	(343)
Effect of exchange rate changes	—	(1)	(7)	—
Cash and restricted cash at beginning of period	221	123	183	104
Total cash and restricted cash at the end of the period	$473	$194	$473	$194
____________________

(1)	VIE consolidation includes the effects of FG VIEs and consolidated investment vehicles.

(2)
Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

Cash flows from operations, excluding the effect of consolidating VIEs, was an inflow of $79 million in Six Months 2020 and an outflow of $197 million in Six Months 2019. The increase in cash inflows was primarily due to cash received from a commutation and higher premiums (offset in part by cash outflows for the Asset Management segment) in Six Months 2020 compared to Six Months 2019, which included a claim payment for Puerto Rico COFINA exposures in the first quarter of 2019, and no Asset Management activity. Cash flows from operations attributable to the effect of consolidated VIEs was negative in Six Months 2020 due to the inclusion of investing activities of consolidated investment vehicles, which included purchases of investments in consolidated funds and purchases of loans in consolidated CLOs.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows was mainly attributable to sales of securities to fund share repurchases and, in first quarter of 2019, the COFINA claim payment.

Financing activities primarily consisted of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities. In Second Quarter 2020 and Six Months 2020 it also included issuances of CLOs of consolidated investment vehicle and contributions from minority interest holders into consolidated investment funds.

From July 1, 2020 through August 6, 2020, the Company repurchased an additional 0.8 million of common shares. As of August 6, 2020, the Company was authorized to purchase $149 million of its common shares, including a $250 million authorization that was approved by the Board on February 26, 2020. For more information about the Company's share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders' Equity.

Leases

AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2019. See Item 1, Financial Statements, Note 13, Commitments and Contingencies.

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

The Company’s fixed-maturity securities and short-term investments had a duration of 4.3 years as of June 30, 2020 and 4.1 years as of December 31, 2019. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 8, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of June 30, 2020		As of December 31, 2019
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$3,789	$4,113	$4,036	$4,340
U.S. government and agencies	160	174	137	147
Corporate securities	2,327	2,389	2,137	2,221
Mortgage-backed securities (2):
RMBS	649	635	745	775
Commercial mortgage-backed securities (CMBS)	384	411	402	419
Asset-backed securities	780	768	684	720
Non-U.S. government securities	148	140	230	232
Total fixed-maturity securities	8,237	8,630	8,371	8,854
Short-term investments	821	821	1,268	1,268
Total fixed-maturity and short-term investments	$9,058	$9,451	$9,639	$10,122
 ____________________

(1)	In 2020, the Company established allowance for credit looses which was $75 million as of June 30, 2020.

(2)	U.S. government-agency obligations were approximately 39% of mortgage backed securities as of June 30, 2020 and 42% as of December 31, 2019, based on fair value.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of June 30, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$35	$(1)	$—	$—	$35	$(1)
Corporate securities	341	(8)	61	(12)	402	(20)
Mortgage-backed securities:
RMBS	30	(2)	1	—	31	(2)
CMBS	—	—	1	—	1	—
Asset-backed securities	468	(10)	118	(3)	586	(13)
Non-U.S. government securities	74	(1)	40	(8)	114	(9)
Total	$948	$(22)	$221	$(23)	$1,169	$(45)
Number of securities (1)		196		65		244

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8
___________________

(1)
The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, as of June 30, 2020, 25 securities had unrealized losses in excess of 10% of their carrying value.The total unrealized loss for these securities was $18 million as of June 30, 2020. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2020 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2020

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$338	$335
Due after one year through five years	1,577	1,631
Due after five years through 10 years	1,994	2,078
Due after 10 years	3,295	3,540
Mortgage-backed securities:
RMBS	649	635
CMBS	384	411
Total	$8,237	$8,630

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2020 and December 31, 2019. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

Rating	As of June 30, 2020	As of December 31, 2019
AAA	15.7%	16.2%
AA	41.6	45.1
A	24.2	21.2
BBB	10.1	8.2
BIG (1)	7.7	8.6
Not rated	0.7	0.7
Total	100.0%	100.0%
____________________

(1)	Includes primarily loss mitigation and other risk management assets. See Item I, Financial Statements, Note 8, Investments and Cash, for additional information.

Based on fair value, investments and restricted assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $290 million and $280 million as of June 30, 2020 and December 31, 2019, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,422 million and $1,502 million, based on fair value, as of June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020, there were no material changes in the market risks that the Company is exposed to since December 31, 2019.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on their evaluation as of June 30, 2020 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company's internal control over financial reporting during the Second Quarter 2020 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. There were no material developments to such proceedings during the three months ended June 30, 2020.

ITEM 1A.	RISK FACTORS

See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, "Item 1A, Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K and such Quarterly Report on Form 10-Q during the three months ended June 30, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30	2,994,809	$27.92	2,994,809	$248,027,315
May 1 - May 31	1,856,218	$27.02	1,847,911	$198,117,218
June 1 - June 30	1,113,702	$27.16	1,113,702	$167,873,537
Total	5,964,729	$27.50	5,956,422
____________________

(1)
After giving effect to repurchases since the beginning of 2013 through August 6, 2020, the Company has repurchased a total of 116.1 million common shares for approximately $3,515 million, excluding commissions, at an average price of $30.27 per share. The Board of Directors authorized, on February 26, 2020, an additional $250 million of share repurchases. As of August 6, 2020, the remaining authorization the Company was authorized to purchase was $149 million of its common shares, on a settlement basis.

(2)	Excludes commissions.

ITEM 5.    OTHER INFORMATION

On August 6, 2020, the Company mutually agreed with Andrew Feldstein, the Company’s Chief Investment Officer and Head of Asset Management, that Mr. Feldstein would resign as Chief Investment Officer and Head of Asset Management of the Company, and as the Chief Executive Officer and Chief Investment Officer of the Company’s subsidiary BlueMountain and its associated entities. Mr. Feldstein and the Company have entered into a separation agreement (the Separation Agreement) dated August 6, 2020 to document certain rights and obligations in connection with his separation. Pursuant to the Separation Agreement, Mr. Feldstein has resigned as an executive officer of the Company effective August 6, 2020, and will remain employed in a non-executive officer position, serving as Senior Advisor to the Chief Executive Officer and Chief Investment Officer of BlueMountain, for a transition period beginning on August 7, 2020 and ending on October 31, 2020 (the Transition Period). During the Transition Period, Mr. Feldstein will be responsible for supporting a smooth transition of his duties and responsibilities and will continue to receive a base salary (at his current rate) and be eligible to participate in the employee benefit plans of the Company. The Separation Agreement also provides that certain of Mr. Feldstein’s obligations under his employment agreement dated August 7, 2019 with BlueMountain and the Company’s subsidiary AG US Group Services Inc. (the Employment Agreement) will survive past the transition period, including certain restrictive covenants and his obligations to co-invest in certain BlueMountain and affiliated funds, but modifies some of those obligations including by reducing the maximum Required Investment Amount, as defined under the Employment Agreement, from $150,000,000 to $100,000,000. In addition, the Separation Agreement provides that the Forfeiture Amount, as defined under the Employment Agreement, which would have been $24,000,000 as of October 31, 2020 in accordance with the terms of the Employment Agreement, will be reduced to $12,000,000 as of August 6, 2020.

David Buzen, BlueMountain’s Deputy Chief Investment Officer, will succeed Mr. Feldstein as the Company’s new Chief Investment Officer and Head of Asset Management and as the Chief Executive Officer and Chief Investment Officer of BlueMountain and its associated entities, in each case, as of August 6, 2020.

ITEM 6.	EXHIBITS

The following exhibits are filed with this report:

Exhibit Number
10.1
Separation Agreement, dated as of August 6, 2020, between AG US Group Services, Inc., BlueMountain Capital Management, LLC, Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., and Andrew Feldstein*

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
101.1
The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.

104.1
The Cover Page Interactive DataFile from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 7, 2020	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)