Form 10-Q
period 2020-09-30
ASSURED GUARANTY LTD
filed 2020-11-06
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020,
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 3, 2020 was 80,806,180 (includes 68,098 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of
	September 30, 2020	December 31, 2019
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $8,080 and $8,371, allowance for credit loss of $76 at September 30, 2020)	$8,556	$8,854
Short-term investments at fair value	858	1,268
Other invested assets (includes $16 and $6 measured at fair value)	113	118
Total investment portfolio	9,527	10,240
Cash	223	169
Premiums receivable, net of commissions payable	1,321	1,286
Deferred acquisition costs	118	111
Salvage and subrogation recoverable	961	747
Financial guaranty variable interest entities’ assets, at fair value	314	442
Assets of consolidated investment vehicles (includes $1,301 and $558 measured at fair value)	1,539	572
Goodwill and other intangible assets	206	216
Other assets (includes $155 and $135 measured at fair value)	486	543
Total assets	$14,695	$14,326
Liabilities and shareholders’ equity
Unearned premium reserve	$3,762	$3,736
Loss and loss adjustment expense reserve	982	1,050
Long-term debt	1,223	1,235
Credit derivative liabilities, at fair value	162	191
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	336	367
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	19	102
Liabilities of consolidated investment vehicles (includes $930 and $481 measured at fair value)	1,092	482
Other liabilities	502	511
Total liabilities	8,078	7,674

Commitments and contingencies (see Note 13)
Redeemable noncontrolling interests in consolidated investment vehicles	21	7

Common stock ($0.01 par value, 500,000,000 shares authorized; 82,249,285 and 93,274,987 shares issued and outstanding)	1	1
Retained earnings	6,143	6,295
Accumulated other comprehensive income, net of tax of $78 and $71	404	342
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,549	6,639
Nonredeemable noncontrolling interests	47	6
Total shareholders’ equity	6,596	6,645
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$14,695	$14,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Net earned premiums	$107	$123	$331	$353
Net investment income	71	88	229	296
Asset management fees	17	—	60	—
Net realized investment gains (losses)	13	16	12	12
Net change in fair value of credit derivatives	(3)	5	20	(25)
Fair value gains (losses) on financial guaranty variable interest entities	—	4	(8)	42
Fair value gains (losses) on consolidated investment vehicles	18	—	37	—
Foreign exchange gains (losses) on remeasurement	40	(21)	(20)	(24)
Commutation gains (losses)	—	—	38	1
Other income (loss)	5	(9)	37	12
Total revenues	268	206	736	667
Expenses
Loss and loss adjustment expenses	73	30	130	75
Interest expense	21	22	64	67
Amortization of deferred acquisition costs	4	3	11	13
Employee compensation and benefit expenses	57	38	167	118
Other operating expenses	41	27	128	71
Total expenses	196	120	500	344
Income (loss) before income taxes and equity in net earnings of investees	72	86	236	323
Equity in net earnings of investees	7	—	3	3
Income (loss) before income taxes	79	86	239	326
Provision (benefit) for income taxes	(10)	17	20	61
Net income (loss)	89	69	219	265
Less: Noncontrolling interests	3	—	5	—
Net income (loss) attributable to Assured Guaranty Ltd.	$86	$69	$214	$265

Earnings per share:
Basic	$1.03	$0.71	$2.45	$2.63
Diluted	$1.02	$0.70	$2.43	$2.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$89	$69	$219	$265
Change in net unrealized gains (losses) on:
Investments with no credit impairment recognized in the statement of operations, net of tax provision (benefit) of $7, $7, $11 and $51	67	33	80	275
Investments with credit impairment recognized in the statement of operations, net of tax provision (benefit) of $2, $(2), $(5) and $(14)	8	(9)	(19)	(52)
Change in net unrealized gains (losses) on investments	75	24	61	223
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse, net of tax	(4)	—	1	4
Other, net of tax provision (benefit)	—	—	—	(1)
Other comprehensive income (loss)	71	24	62	226
Comprehensive income (loss)	160	93	281	491
Less: Comprehensive income (loss) attributable to noncontrolling interest	3	—	5	—
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$157	$93	$276	$491

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

(dollars in millions, except share data)

For the Three Months Ended September 30, 2020

	Common Shares Outstanding	Common Stock Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at June 30, 2020	84,062,384	$1	$6,109	$333	$1	$6,444	$45	$6,489
Net income	—	—	86	—	—	86	2	88
Dividends ($0.20 per share)	—	—	(17)	—	—	(17)	—	(17)
Reallocation of ownership interests	—	—	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	3	3
Common stock repurchases	(1,857,323)	—	(40)	—	—	(40)	—	(40)
Share based compensation	44,224	—	5	—	—	5	—	5
Distributions	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	71	—	71	—	71
Balance at September 30, 2020	82,249,285	$1	$6,143	$404	$1	$6,549	$47	$6,596

For the Three Months Ended September 30, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders' Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interest	Total Shareholders’ Equity
Balance at June 30, 2019	99,801,012	$1	$—	$6,425	$295	$1	$6,722	$—	$6,722
Net income	—	—	—	69	—	—	69	—	69
Dividends ($0.18 per share)	—	—	—	(18)	—	—	(18)	—	(18)
Common stock repurchases	(3,400,677)	—	(5)	(145)	—	—	(150)	—	(150)
Share-based compensation	94,808	—	5	—	—	—	5	—	5
Other comprehensive income	—	—	—	—	24	—	24	—	24
Balance at September 30, 2019	96,495,143	$1	$—	$6,331	$319	$1	$6,652	$—	$6,652

 Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) (continued)

(dollars in millions, except share data)

For the Nine Months Ended September 30, 2020

	Common Shares Outstanding	Common Stock Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2019	93,274,987	$1	$6,295	$342	$1	$6,639	$6	$6,645
Net income	—	—	214	—	—	214	6	220
Dividends ($0.60 per share)	—	—	(53)	—	—	(53)	—	(53)
Reallocation of ownership interests	—	—	—	—	—	—	10	10
Contributions	—	—	—	—	—	—	44	44
Common stock repurchases	(11,443,155)	—	(320)	—	—	(320)	—	(320)
Share based compensation	417,453	—	7	—	—	7	—	7
Distributions	—	—	—	—	—	—	(19)	(19)
Other comprehensive loss	—	—	—	62	—	62	—	62
Balance at September 30, 2020	82,249,285	$1	$6,143	$404	$1	$6,549	$47	$6,596

For the Nine Months Ended September 30, 2019

	Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2018	103,672,592	$1	$86	$6,374	$93	$1	$6,555	$—	$6,555
Net income	—	—	—	265	—	—	265	—	265
Dividends ($0.54 per share)	—	—	—	(56)	—	—	(56)	—	(56)
Common stock repurchases	(7,828,412)	—	(88)	(252)	—	—	(340)	—	(340)
Share-based compensation	650,963	—	2	—	—	—	2	—	2
Other comprehensive income	—	—	—	—	226	—	226	—	226
Balance at September 30, 2019	96,495,143	$1	$—	$6,331	$319	$1	$6,652	$—	$6,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

 (in millions)

	Nine Months Ended September 30,
	2020	2019
Net cash flows provided by (used in) operating activities	$(664)	$(365)
Investing activities
Fixed-maturity securities:
Purchases	(856)	(688)
Sales	627	1,306
Maturities and paydowns	642	664
Short-term investments with maturities of over three months:
Purchases	(238)	(216)
Sales	41	2
Maturities and paydowns	198	206
Net sales (purchases) of short-term investments with original maturities of less than three months	415	(404)
Paydowns on financial guaranty variable interest entities’ assets	67	119
Sales of financial guaranty variable interest entities' assets	—	51
Sales and return of capital of other invested assets	21	35
Other	(11)	(5)
Net cash flows provided by (used in) investing activities	906	1,070
Financing activities
Dividends paid	(53)	(56)
Repurchases of common stock	(320)	(340)
Net paydowns of financial guaranty variable interest entities’ liabilities	(63)	(162)
Paydown of long-term debt	(22)	(4)
Other	(12)	(16)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	361	—
Proceeds from issuance of warehouse financing debt	47	—
Contributions from noncontrolling interests to investment vehicles	69	—
Distributions to noncontrolling interests from investment vehicles	(19)	—
Net cash flows provided by (used in) financing activities	(12)	(578)
Effect of foreign exchange rate changes	(7)	(2)
Increase (decrease) in cash and restricted cash	223	125
Cash and restricted cash at beginning of period	183	104
Cash and restricted cash at end of period	$406	$229

(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited) - (Continued)

 (in millions)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$1	$(2)
Interest on long-term debt	49	51

Supplemental disclosure of non-cash investing activities:
Purchases of fixed-maturity investments	$(1)	$(188)
Sales of fixed-maturity investments	1	44

	As of
	September 30, 2020	September 30, 2019
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:
Cash	$223	$229
Restricted cash (included in other assets)	1	—
Cash of consolidated investment vehicles (see Note 11)	182	—
Cash and restricted cash at the end of period	$406	$229

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2020

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

On October 1, 2019, Assured Guaranty US Holdings Inc. (AGUS), a wholly-owned subsidiary of AGL, completed the acquisition (the BlueMountain Acquisition) of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain) and its associated entities, now known as Assured Investment Management LLC (AssuredIM). Through AssuredIM the Company provides investment management services across various asset classes including collateralized loan obligations (CLOs), long-duration opportunity funds that build on its corporate credit, asset-backed finance and healthcare structured capital experience, liquid strategy funds such as a municipal bond fund, as well as certain funds now subject to orderly wind-down.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company, including its consolidated variable interest entities (VIEs), are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited interim condensed consolidated financial statements are as of September 30, 2020 and cover the three-month period ended September 30, 2020 (Third Quarter 2020), the three-month period ended September 30, 2019 (Third Quarter 2019), the nine-month period ended September 30, 2020 (Nine Months 2020) and the nine-month period ended September 30, 2019 (Nine Months 2019). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year's presentation.

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

AGL's principal insurance subsidiaries are:

•Assured Guaranty Municipal Corp. (AGM), domiciled in New York;
•Municipal Assurance Corp. (MAC), domiciled in New York;
•Assured Guaranty Corp. (AGC), domiciled in Maryland;
•Assured Guaranty (Europe) plc (AGE UK), organized in the U.K.;
•Assured Guaranty (Europe) SA (AGE SA), organized in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda; and
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

    The Company's principal asset management subsidiaries are AssuredIM, BlueMountain CLO Management, LLC, and Assured Investment Management GP Holdings, LLC.

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

Financial Assets Carried at Amortized Cost
    This ASU provides a new current expected credit loss model (CECL) to account for credit losses on certain financial assets carried at amortized cost such as reinsurance recoverables, premiums receivable, asset management and performance fees receivables, as well as off-balance sheet exposures such as loan commitments. The new model requires an entity to estimate lifetime credit losses related to these assets, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The Company determined that this ASU had no effect on these balances on the date of adoption or for Nine Months 2020.

Financial Assets Carried at Fair Value, not Through Net Income
The most significant effect of the adoption of this ASU is in respect of the available-for-sale investment portfolio, for which targeted amendments were made to the impairment model. Under the new guidance, credit losses are recognized as an allowance for credit loss rather than a direct write-down of the amortized cost basis of the investment. Under the previous accounting guidance for other-than-temporary impairment, or OTTI, such impairments reduced the amortized cost basis of the investment. The allowance for credit loss is limited to the excess of amortized cost over fair value, and may be reduced, with a corresponding reversal of credit loss expense, in the event that the expected cash flows of the instrument improves. The Company has elected to classify credit loss expense (including accretion and changes in the allowance for credit loss) as a component of realized gain (loss) on investments.
When amounts are deemed uncollectible, the Company writes off such amounts. Write-offs are deducted from the allowance for credit loss and the amortized cost basis is written down. Amounts that have been written off may not be reversed through the allowance for credit loss, and any subsequent recovery of such amounts is only recognized in income when received.
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
For all securities that were originally purchased with credit deterioration, whether or not an allowance was established on January 1, 2020, accrued interest is not separately presented, but rather is a component of the amortized cost of the instrument. For all other available-for-sale securities, a separate amount for accrued interest is reported in other assets. The Company has elected to not measure credit losses on its accrued interest receivable and instead write off accrued interest at the earliest to occur of (i) the date it is deemed uncollectible or (ii) when it is six months past due. All write-offs of accrued interest are recorded as a reduction to interest income in the statement of operations.

The changes to the impairment model for available-for-sale securities were applied using a modified retrospective approach, and resulted in no effect to shareholders’ equity, in total or by component. On the date of adoption, there was no change to the carrying value of the available-for-sale investment portfolio, other than a gross-up of amortized cost and the recording of an offsetting allowance for credit losses for securities to which the Company applied the PCD accounting model. On January 1, 2020, the Company applied the PCD accounting model to PCI securities that were not in an unrealized gain position as of December 31, 2019. The fair value of these PCI securities was $248 million and their amortized cost was $266 million as of December 31, 2019. The Company determined the allowance for credit loss for such PCD securities was $62 million on January 1, 2020. The recording of the allowance for these PCD securities on January 1, 2020 had no effect on the condensed consolidated statement of operations or any component of shareholders’ equity. In Third Quarter 2020 and Nine Months 2020, the Company recorded an additional $0.1 million and $14 million, respectively, in credit loss expense. Credit loss expense included accretion of $1 million in Third Quarter 2020 and $3 million in Nine Months 2020. Changes in the impairment model associated with PCD securities are applied prospectively. The Company did not purchase any PCD securities during Nine Months 2020.

    See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Investments and Cash, of the Company's 2019 Annual Report on Form 10-K for a complete discussion of the accounting policy for evaluating investments for OTTI prior to January 1, 2020.

Registered Debt Offerings that Include Credit Enhancements from an Affiliate

    In March 2020, the SEC adopted amendments to the financial disclosure requirements related to certain debt securities, including registered debt securities issued by a wholly-owned, operating subsidiary that are fully and unconditionally guaranteed by the parent company. Prior to the amendments, a parent guarantor was required to provide condensed consolidating financial information for so long as the guaranteed securities were outstanding. The requirements amend financial disclosures to allow summarized financial information, which may be presented on a combined basis, reducing the number of periods presented and permitting the disclosures to be provided outside the notes to the financial statements. The Company elected to apply the amended requirements beginning in the first quarter of 2020, and is no longer providing condensed consolidating financial information that were disclosed in Part II, Item 8, Financial Statements and Supplementary Data, Note 25, Subsidiary Information, of the Company's 2019 Annual Report on Form 10-K.

Future Application of Accounting Standards

Targeted Improvements to the Accounting for Long-Duration Contracts

    In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The amendments in this ASU:

•improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows,
•simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts,
•simplify the amortization of deferred acquisition costs, and
•improve the effectiveness of the required disclosures.

    This ASU does not affect the Company’s financial guaranty insurance contracts, but may affect its accounting for certain specialty (non-financial guaranty) contracts. In November 2020, the FASB deferred the effective date of this ASU to January 1, 2023 with early adoption permitted. If early adoption is elected, there is transition relief allowing for the transition date to be either the beginning of the prior period presented or the beginning of the earliest period presented. If early adoption is not elected, the transition date is required to be the beginning of the earliest period presented. The Company is evaluating when it will adopt this ASU. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

Simplification of the Accounting for Income Taxes

    In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses and annual effective tax rate calculations. The ASU is effective for interim and annual periods beginning after December 15, 2020. This ASU will not have an impact on the Company's consolidated financial statements.

Reference Rate Reform

    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) contract modifications caused by reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued due to reference rate reform. This guidance was effective upon issuance and may be applied prospectively for contract modifications that occur from March 12, 2020 through December 31, 2022. The amendments in this ASU do not apply to contract modifications that occur after December 31, 2022. The Company is evaluating the effect that this ASU will have on its consolidated financial statements.

2.    Segment Information

     The Company reports its results of operations consistent with the manner in which the Company's chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. Prior to the acquisition of BlueMountain on October 1, 2019, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in the fourth quarter of 2019, with the acquisition of BlueMountain and expansion into the asset management business, the Company now operates in two distinct segments, Insurance and Asset Management. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the financial guaranty (FG) VIEs and investment vehicles. See Note 11, Variable Interest Entities.

    The Insurance segment primarily consists of the Company's insurance subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment also includes the income (loss) from its proportionate equity investments in funds managed by AssuredIM (AssuredIM funds).

    The Asset Management segment consists of the Company's asset management subsidiaries and their associated entities, which provide asset management services to outside investors as well as to the Company's Insurance segment. The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross, as components of asset management fees and other operating expenses.

    The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH, as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

    Other items consist of intersegment eliminations, reclassification of asset management reimbursable expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain AssuredIM investment vehicles in which the Insurance segment invests. See Note 11, Variable Interest Entities.

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

Segment Information

	Third Quarter 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$186	$13	$12	$21	$232
Intersegment revenues	3	1	—	(4)	—
Total revenues	189	14	12	17	232
Total expenses	134	29	32	5	200
Income (loss) before income taxes and equity in net earnings of investees	55	(15)	(20)	12	32
Equity in net earnings of investees	20	—	—	(13)	7
Adjusted operating income (loss) before income taxes	75	(15)	(20)	(1)	39
Provision (benefit) for income taxes	(6)	(3)	(2)	(1)	(12)
Noncontrolling interests	—	—	—	3	3
Adjusted operating income (loss)	$81	$(12)	$(18)	$(3)	$48

Supplemental income statement information
Net investment income	$75	$—	$—	$(4)	$71
Interest expense	—	—	24	(3)	21
Non-cash compensation and operating expenses (1)	9	4	1	—	14

	Third Quarter 2019
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$221	$—	$1	$1	$223
Intersegment revenues	1	—	—	(1)	—
Total revenues	222	—	1	—	223
Total expenses	97	—	31	2	130
Income (loss) before income taxes and equity in net earnings of investees	125	—	(30)	(2)	93
Equity in net earnings of investees	1	—	(1)	—	—
Adjusted operating income (loss) before income taxes	126	—	(31)	(2)	93
Provision (benefit) for income taxes	19	—	(3)	—	16
Noncontrolling interests	—	—	—	—	—
Adjusted operating income (loss)	$107	$—	$(28)	$(2)	$77

Supplemental income statement information
Net investment income	$89	$—	$1	$(2)	$88
Interest expense	—	—	23	(1)	22
Non-cash compensation and operating expenses (1)	9	—	1	—	10

	Nine Months Ended September 30, 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$623	$41	$8	$44	$716
Intersegment revenues	8	3	—	(11)	—
Total revenues	631	44	8	33	716
Total expenses	308	81	99	8	496
Income (loss) before income taxes and equity in net earnings of investees	323	(37)	(91)	25	220
Equity in net earnings of investees	37	—	(5)	(29)	3
Adjusted operating income (loss) before income taxes	360	(37)	(96)	(4)	223
Provision (benefit) for income taxes	40	(7)	(13)	(2)	18
Noncontrolling interests	—	—	—	5	5
Adjusted operating income (loss)	$320	$(30)	$(83)	$(7)	$200

Supplemental income statement information
Net investment income	$240	$—	$1	$(12)	$229
Interest expense	—	—	72	(8)	64
Non-cash compensation and operating expenses (1)	27	13	4	—	44

	Nine Months Ended September 30, 2019
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$695	$—	$2	$23	$720
Intersegment revenues	2	—	—	(2)	—
Total revenues	697	—	2	21	720
Total expenses	244	—	93	16	353
Income (loss) before income taxes and equity in net earnings of investees	453	—	(91)	5	367
Equity in net earnings of investees	3	—	—	—	3
Adjusted operating income (loss) before income taxes	456	—	(91)	5	370
Provision (benefit) for income taxes	77	—	(12)	1	66
Noncontrolling interests	—	—	—	—	—
Adjusted operating income (loss)	$379	$—	$(79)	$4	$304

Supplemental income statement information
Net investment income	$298	$—	$3	$(5)	$296
Interest expense	—	—	69	(2)	67
Non-cash compensation and operating expenses (1)	29	—	4	—	33
_____________________
(1)    Consists of amortization of deferred acquisition costs and intangible assets, depreciation and share-based compensation.

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to AGL	$86	$69	$214	$265
Less pre-tax adjustments:
Realized gains (losses) on investments	13	16	12	12
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(3)	11	6	(29)
Fair value gains (losses) on CCS (1)	(10)	(14)	13	(4)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	40	(20)	(15)	(23)
Total pre-tax adjustments	40	(7)	16	(44)
Less tax effect on pre-tax adjustments	(2)	(1)	(2)	5
Adjusted operating income (loss)	$48	$77	$200	$304
_____________________
(1)    Presented in Other income (loss) on the condensed consolidated statements of operations.

Revenue by Country of Domicile

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
U.S.	$186	$172	$579	$560
Bermuda	33	43	105	128
U.K. and other	13	8	32	32
Total	$232	$223	$716	$720

    The following table reconciles the Company's total consolidated revenues and expenses to segment revenues and expenses:

Reconciliation of Segment Revenues and Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues
Total consolidated revenues	$268	$206	$736	$667
Less: Realized gains (losses) on investments	13	16	12	12
Less: Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(3)	11	6	(29)
Less: Fair value gains (losses) on CCS	(10)	(14)	13	(4)
Less: Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	40	(20)	(15)	(23)
Plus: Credit derivative impairment (recoveries) (1)	4	10	(4)	9
Total segment revenues	$232	$223	$716	$720

Expenses
Total consolidated expenses	$196	$120	$500	$344
Plus: Credit derivative impairment (recoveries) (1)	4	10	(4)	9
Total segment expenses	$200	$130	$496	$353
_____________________
(1)    Credit derivative impairment (recoveries) are included in "Net change in fair value of credit derivatives" in the Company's condensed consolidated statements of operations.

3.    Outstanding Insurance Exposure

The Company sells credit protection primarily in financial guaranty insurance form. Until 2009, the Company also sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps (CDS). The Company's contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS in the U.S. since 2009. The Company has, however, acquired or reinsured portfolios both before and after 2009 that include financial guaranty contracts in credit derivative form.

The Company also writes specialty insurance and reinsurance that is consistent with its risk profile and benefits from its underwriting experience.

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

    Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 11, Variable Interest Entities. Unless otherwise specified, the outstanding par and principal and interest (debt service) amounts presented in this note include outstanding exposures on these VIEs whether or not they are consolidated. The Company also provides specialty insurance and reinsurance on transactions without special purpose entities but with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of September 30, 2020 and December 31, 2019 was $5.8 billion and $6.6 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $92 million and $105 million as of September 30, 2020 and December 31, 2019, respectively.

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

    More extensive monitoring and intervention is employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. For purposes of determining the appropriate surveillance category, the Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will in the future pay claims on that transaction that will not be fully reimbursed. The three BIG categories are:

•BIG Category 1: Below-investment-grade transactions showing sufficient deterioration to make future losses possible, but for which none are currently expected.

•BIG Category 2: Below-investment-grade transactions for which future losses are expected but for which no claims (other than liquidity claims, which are claims that the Company expects to be reimbursed within one year) have yet been paid.

•BIG Category 3: Below-investment-grade transactions for which future losses are expected and on which claims (other than liquidity claims) have been paid.

Unless otherwise noted, ratings disclosed herein on the Company's insured portfolio reflect its internal ratings. The Company classifies those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as the higher of 'AA' or their current internal rating.

Impact of COVID-19 Pandemic
    A novel coronavirus emerged in Wuhan, China in late 2019 and began to spread beyond China in early 2020. The virus is highly infectious and causes a coronavirus disease, COVID-19, that can be fatal. COVID-19 has been declared a pandemic by the World Health Organization, and its emergence and reactions to it, including various closures and capacity and travel restrictions, are having a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for quite some time now, its ultimate size, depth, course and duration remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

The Company's Surveillance department has established supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. In addition, the Company's surveillance department has been in contact with certain of its credits that it believes may be more at risk from COVID-19 and governmental and private responses to COVID-19. The Company's internal ratings and loss projections reflect this augmented surveillance activity. Through November 5, 2020, the Company had not paid any first-time financial guaranty claims it believes are due to credit stress arising specifically from COVID-19.

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

    The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both September 30, 2020 and December 31, 2019, the Company excluded $1.4 billion of net par attributable to loss mitigation securities.

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

    The Company calculates its debt service outstanding as follows:

•for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company's public finance transactions), as the total estimated contractual future principal and interest due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity; and

•for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, residential mortgage-backed securities (RMBS) and CLOs), as the total estimated expected future principal and interest due on insured obligations through their respective expected terms, which includes the Company's expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

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

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of		As of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
Public finance	$354,548	$363,497	$354,122	$362,361
Structured finance	10,887	12,279	10,385	11,769
Total financial guaranty	$365,435	$375,776	$364,507	$374,130

Financial Guaranty Portfolio
by Internal Rating
As of September 30, 2020

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$360	0.2%	$2,529	4.9%	$1,068	12.4%	$151	22.1%	$4,108	1.8%
AA	17,046	9.9	5,053	9.9	3,887	45.3	35	5.1	26,021	11.2
A	91,769	53.2	10,628	20.7	1,001	11.7	177	26.0	103,575	44.4
BBB	58,044	33.6	32,172	62.8	910	10.6	278	40.8	91,404	39.2
BIG	5,351	3.1	860	1.7	1,715	20.0	41	6.0	7,967	3.4
Total net par outstanding	$172,570	100.0%	$51,242	100.0%	$8,581	100.0%	$682	100.0%	$233,075	100.0%

Financial Guaranty Portfolio
by Internal Rating
As of December 31, 2019

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$381	0.2%	$2,541	5.0%	$1,258	13.5%	$181	23.8%	$4,361	1.8%
AA	19,847	11.3	5,142	10.0	4,010	43.1	38	5.0	29,037	12.3
A	94,488	53.9	15,627	30.4	1,030	11.1	184	24.2	111,329	47.0
BBB	55,000	31.3	27,051	52.8	1,206	13.0	317	41.6	83,574	35.3
BIG	5,771	3.3	898	1.8	1,796	19.3	41	5.4	8,506	3.6
Total net par outstanding	$175,487	100.0%	$51,259	100.0%	$9,300	100.0%	$761	100.0%	$236,807	100.0%

    In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $375 million of gross par for public finance and $573 million of gross par of structured finance as of September 30, 2020. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2020

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,318	$429	$3,604	$5,351	$172,570
Non-U.S. public finance	812	—	48	860	51,242
Public finance	2,130	429	3,652	6,211	223,812
Structured finance:
U.S. RMBS	196	45	1,283	1,524	3,132
Other structured finance	94	54	84	232	6,131
Structured finance	290	99	1,367	1,756	9,263
Total	$2,420	$528	$5,019	$7,967	$233,075

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2019

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,582	$430	$3,759	$5,771	$175,487
Non-U.S. public finance	854	—	44	898	51,259
Public finance	2,436	430	3,803	6,669	226,746
Structured finance:
U.S. RMBS	162	74	1,382	1,618	3,546
Other structured finance	69	62	88	219	6,515
Structured finance	231	136	1,470	1,837	10,061
Total	$2,667	$566	$5,273	$8,506	$236,807

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of September 30, 2020

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,347	$73	$2,420	112	7	119
Category 2	524	4	528	19	1	20
Category 3	4,974	45	5,019	126	6	132
Total BIG	$7,845	$122	$7,967	257	14	271

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

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.1 billion net par as of September 30, 2020, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

    On November 30, 2015, and December 8, 2015, the then governor of Puerto Rico issued executive orders (Clawback Orders) directing the Puerto Rico Department of Treasury and the Puerto Rico Tourism Company to "claw back" certain taxes pledged to secure the payment of bonds issued by the Puerto Rico Highways and Transportation Authority (PRHTA), Puerto Rico Infrastructure Financing Authority (PRIFA), and Puerto Rico Convention Center District Authority (PRCCDA). The Puerto Rico exposures insured by the Company subject to clawback are shown in the table “Puerto Rico Net Par Outstanding.”

    On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA established a seven-member financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the United States Bankruptcy Code (Bankruptcy Code). The terms of the original seven members of the Oversight Board have expired. Several of the original members have resigned, and the federal government is in the process of reconstituting the board.

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

    The Company groups its Puerto Rico exposure into three categories:

•Constitutionally Guaranteed. The Company includes in this category public debt benefiting from Article VI of the Constitution of the Commonwealth, which expressly provides that interest and principal payments on the public debt are to be paid before other disbursements are made.

•Public Corporations – Certain Revenues Potentially Subject to Clawback. The Company includes in this category the debt of public corporations for which applicable law permits the Commonwealth to claw back, subject to certain conditions and for the payment of public debt, at least a portion of the revenues supporting the bonds the Company insures. As a constitutional condition to clawback, available Commonwealth revenues for any fiscal year must be insufficient to pay Commonwealth debt service before the payment of any appropriations for that year. The Company believes that this condition has not been satisfied to date, and accordingly that the Commonwealth has not to date been entitled to claw back revenues supporting debt insured by the Company.

•Other Public Corporations. The Company includes in this category the debt of public corporations that are supported by revenues it does not believe are subject to clawback.

Constitutionally Guaranteed

    General Obligation. As of September 30, 2020, the Company had $1,112 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

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

On February 9, 2020, the Oversight Board announced it had entered into an amended general obligation Plan Support Agreement (Amended GO PSA) with certain general obligation (GO) and Puerto Rico Public Buildings Authority (PBA) bondholders representing approximately $8 billion of the aggregate amount of general obligation and PBA bond claims. The Amended GO PSA purported to provide a framework to address approximately $35 billion of Commonwealth debt (including PBA debt) and unsecured claims, and provided for different recoveries based on the bonds’ vintage issuance date, with GO and PBA bonds issued before 2011 (Vintage) receiving higher recoveries than GO and PBA bonds issued in 2011 and thereafter (except that, for purposes of the Amended GO PSA, Series 2011A GO bonds would be treated as Vintage bonds). The differentiated recovery scheme provided under the Amended GO PSA is purportedly based on the Oversight Board’s attempt to invalidate the non-Vintage GO and PBA bonds (see “Puerto Rico Litigation” below).. The Company is not a party to the Amended GO PSA and does not support it. In a proposal dated August 18, 2020, the Oversight Board proposed changing the Amended GO PSA, due to the impact of COVID-19, in ways that generally would reduce the recovery for creditors from that contemplated by the Amended GO PSA. Creditors party to the Amended GO PSA rejected the changes proposed by the Oversight Board, although they did, in a proposal dated August 24, 2020, offer to make some adjustments to the Amended GO PSA that generally would have changed the timing and type, although generally not the overall amount, of recoveries they would anticipate receiving.

On February 28, 2020, the Oversight Board filed with the Title III court an Amended Joint Plan of Adjustment of the Commonwealth (Amended POA) to restructure approximately $35 billion of debt (including the GO bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The Amended POA includes the terms of the settlement relating to the GO bonds embodied in the Amended GO PSA, which, as noted above, the Oversight Board no longer supports. The Company believes the Amended POA, as currently constituted, does not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

    PBA. As of September 30, 2020, the Company had $134 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of its Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then. On September 27, 2019, the Oversight Board filed a petition under Title III of PROMESA with respect to the PBA to allow the restructuring of the PBA claims through the Amended POA.

    The PBA bonds are covered by the Amended GO PSA, which the Oversight Board no longer supports. As noted above, on February 28, 2020, the Oversight Board filed with the Title III court an Amended POA to restructure approximately $35 billion of debt (including the PBA bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The Amended POA includes the terms of the settlement relating to the PBA bonds embodied in the Amended GO PSA. The Company believes the Amended POA, as currently constituted, does not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

Public Corporations - Certain Revenues Potentially Subject to Clawback

    PRHTA. As of September 30, 2020, the Company had $817 million insured net par outstanding of PRHTA (transportation revenue) bonds and $493 million insured net par outstanding of PRHTA (highway revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

    On June 26, 2020, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the five-year forecast period.

    PRCCDA. As of September 30, 2020, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

    PRIFA. As of September 30, 2020, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

    Puerto Rico Electric Power Authority (PREPA). As of September 30, 2020, the Company had $775 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA.

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

PRASA. As of September 30, 2020, the Company had $373 million of insured net par outstanding of PRASA bonds, which are secured by a lien on the gross revenues of the water and sewer system. In July 2019, PRASA entered into a restructuring transaction with the federal government and the Oversight Board to restructure its subordinated loans from federal agencies that had been under forbearance for over three years (the PRASA Agreement). The PRASA Agreement extends the maturity of the loans for up to 40 years and provides for low interest rates and no interest accrual for the first ten years on a portion of the loans, but also places the subordinated loans on a parity with the PRASA bonds the Company guarantees.  The Company was not asked to consent to the PRASA Agreement. The PRASA Agreement reduces the amount of annual debt service owed by PRASA for its current debt. The PRASA bond accounts contained sufficient funds to make the PRASA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

On June 29, 2020, the Oversight Board certified a revised fiscal plan for PRASA. The revised certified PRASA fiscal plan projects the ability to pay debt service over the five-year forecast period with the implementation of certain measures and draws from the current expense fund.

MFA. As of September 30, 2020, the Company had $223 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

    U of PR. As of September 30, 2020, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

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

On July 18, 2017, AGM and AGC filed in the Federal District Court for Puerto Rico a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. The court denied the motion on September 14, 2017, but on August 8, 2018, the First Circuit vacated and remanded the court's decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver. Under the PREPA RSA, AGM and AGC have agreed to withdraw from the lift stay motion upon the Title III Court’s approval of the settlement of claims embodied in the PREPA RSA. The Oversight Board filed a status report on May 15, 2020 regarding PREPA's financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, and that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned. On May 22, 2020, the Title III Court issued an order to that effect. The Oversight Board filed an updated status report on July 31, 2020, as well as a subsequent update on September 25, 2020, and requested that it be permitted to file a further report by December 9, 2020.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law

(Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order and be addressed in the Commonwealth plan confirmation process. Judge Swain postponed certain deadlines and hearings, including those related to the plan of adjustment, indefinitely as a result of the COVID-19 pandemic. Pursuant to the court's order, the Oversight Board filed an updated status report on September 9, 2020, as well as a subsequent update on October 25, 2020, regarding the effects of the pandemic on the Commonwealth, and requested that it be permitted to file a further updated report by December 4, 2020.
    On July 23, 2018, AGC and AGM filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment (i) declaring the members of the Oversight Board are officers of the U.S. whose appointments were unlawful under the Appointments Clause of the U.S. Constitution; (ii) declaring void from the beginning the unlawful actions taken by the Oversight Board to date, including (x) development of the Commonwealth's Fiscal Plan, (y) development of PRHTA's Fiscal Plan, and (z) filing of the Title III cases on behalf of the Commonwealth and PRHTA; and (iii) enjoining the Oversight Board from taking any further action until the Oversight Board members have been lawfully appointed in conformity with the Appointments Clause of the U.S. Constitution. The Title III court dismissed a similar lawsuit filed by another party in the Commonwealth’s Title III case in July 2018. On August 3, 2018, a stipulated judgment was entered against AGM and AGC at their request based upon the court's July decision in the other Appointments Clause lawsuit and, on the same date, AGM and AGC appealed the stipulated judgment to the First Circuit. On August 15, 2018, the court consolidated, for purposes of briefing and oral argument, AGM and AGC's appeal with the other Appointments Clause lawsuit. The First Circuit consolidated AGM and AGC's appeal with a third Appointments Clause lawsuit on September 7, 2018 and held a hearing on December 3, 2018. On February 15, 2019, the First Circuit issued its ruling on the appeal and held that members of the Oversight Board were not appointed in compliance with the Appointments Clause of the U.S. Constitution but declined to dismiss the Title III petitions citing the (i) de facto officer doctrine and (ii) negative consequences to the many innocent third parties who relied on the Oversight Board’s actions to date, as well as the further delay which would result from a dismissal of the Title III petitions. The case was remanded back to the Federal District Court for Puerto Rico for the appellants’ requested declaratory relief that the appointment of the board members of the Oversight Board is unconstitutional. The First Circuit delayed the effectiveness of its ruling for 90 days so as to allow the President and the Senate to validate the defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. On April 23, 2019, the Oversight Board filed a petition for review by the U.S. Supreme Court of the First Circuit's holding that its members were not appointed in compliance with the Appointments Clause and on the following day filed a motion in the First Circuit to further stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On May 24, 2019, AGC and AGM filed a petition for a review by the U.S. Supreme Court of the First Circuit’s holding that the de facto officer doctrine allows courts to deny meaningful relief to successful challengers suffering ongoing injury at the hands of unconstitutionally appointed officers. On July 2, 2019, the First Circuit granted the Oversight Board’s motion to stay the effectiveness of the First Circuit’s February 15, 2019 ruling pending final disposition by the U.S. Supreme Court. On October 15, 2019, the U.S. Supreme Court heard oral arguments on the First Circuit's ruling. On June 1, 2020, the Supreme Court issued its opinion, reversing the First Circuit and holding that the selection process prescribed under PROMESA for Oversight Board members does not violate the Appointments Clause.

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

    On January 14, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an omnibus objection in the Title III Court to claims filed by holders of approximately $6 billion of Commonwealth general obligation bonds issued in 2012 and 2014, asserting among other things that such bonds were issued in violation of the Puerto Rico constitutional debt service limit, such bonds are null and void, and the holders have no equitable remedy against the Commonwealth. Pursuant to procedures established by Judge Swain, on April 10, 2019, AGM filed a notice of participation in these proceedings. As of September 30, 2020, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012. On May 21, 2019, the Official Committee of Unsecured Creditors filed a claim objection to certain Commonwealth general obligation bonds issued in 2011, approximately $210 million of which are insured by the Company as of September 30, 2020, on substantially the same bases as the January 14, 2019 filing, and which the plaintiffs propose to be subject to the proceedings relating to the 2012 and 2014 bonds. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, but did not further extend the stay with respect to this matter. On January 8, 2020, certain Commonwealth general obligation bondholders (self-styled as the Lawful Constitutional Debt Coalition) filed a claim objection to the 2012 and 2014 bonds, asserting among other things that those bonds were issued in violation of the Puerto Rico constitutional debt limit and are not entitled to first priority status under the Puerto Rico Constitution. Judge Swain stayed these proceedings pending the Court’s determination on the Commonwealth’s plan of adjustment.

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

    On September 30, 2019, certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims (Fuel Line Lenders) filed an amended adversary complaint in the Federal District Court for Puerto Rico against the Oversight Board, PREPA, the Puerto Rico Fiscal Agency and Financial Advisory Authority ("AAFAF"), U.S. Bank National Association, as trustee for PREPA bondholders, and various PREPA bondholders and bond insurers, including AGC and AGM. The complaint seeks, among other things, declarations that the advances made by the Fuel Line Lenders are Current Expenses as defined in the trust agreement pursuant to which the PREPA bonds were issued and there is no valid lien securing the PREPA bonds unless and until the Fuel Line Lenders are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claim to the Fuel Line Lenders’ claims and declaring the PREPA RSA null and void. The Oversight Board filed a status report on May 15, 2020, regarding PREPA's financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned, and that the hearing in this adversary proceeding scheduled for June 3, 2020 be adjourned. On May 22, 2020, the Title III Court issued an order to that effect.

    On October 30, 2019, the retirement system for PREPA employees (SREAEE) filed an amended adversary complaint in the Federal District Court for Puerto Rico against the Oversight Board, PREPA, AAFAF, the Commonwealth, the Governor of Puerto Rico, and U.S. Bank National Association, as trustee for  PREPA bondholders. The complaint seeks, among other things, declarations that amounts owed to SREAEE are Current Expenses as defined in the trust agreement pursuant to which the PREPA bonds were issued, that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds and that SREAEE is a third-party beneficiary of certain trust agreement provisions, as well as orders subordinating the PREPA bondholders’ lien and claim to the SREAEE claims. On November 7, 2019, the court granted a motion to intervene by AGC and AGM. The Oversight Board filed a status report on May 15, 2020 regarding PREPA’s financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned, and that the hearing in this adversary proceeding scheduled for June 3, 2020 be adjourned. On May 22, 2020, the Title III Court issued an order to that effect.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers filed in Federal District Court for Puerto Rico a motion (amending and superseding a motion filed by AGM and AGC on August 23, 2019) for relief from the automatic stay imposed pursuant to Title III of PROMESA to permit AGM and AGC, and the other moving parties to enforce in another forum the application of the revenues securing the PRHTA Bonds (the PRHTA Revenues) or, in the alternative, for adequate protection for their property interests in PRHTA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. Pursuant to orders issued on July 2, 2020 and September 9, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to liens or other property interests in PRHTA Revenues that have not been deposited in the related bond resolution funds. On September 23, 2020, AGM and AGC filed a notice of appeal of this denial and the underlying determinations to the First Circuit.

    On January 16, 2020, the Oversight Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the Commonwealth Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or property interests with respect to PRHTA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020; a decision is pending.

    On January 16, 2020, the Oversight Board, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRHTA Revenues. This matter is stayed pending further order of the court.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRIFA Rum Tax Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRIFA Bonds (the PRIFA Revenues), seeking an order lifting the automatic stay so that AGM and AGC and the other moving parties can enforce rights respecting the PRIFA Revenues in another forum or, in the alternative, that the Commonwealth must provide adequate protection for such parties’ lien on the PRIFA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. Pursuant to orders issued on July 2, 2020 and September 9, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to PRIFA Revenues that have not been deposited in the related sinking fund.  On September 23, 2020, AGM and AGC filed a notice of appeal of this denial and the underlying determinations to the First Circuit.

    On January 16, 2020, the Oversight Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRIFA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or ownership interests with respect to PRIFA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020; a decision is pending.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRCCDA Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRCCDA Bonds (the PRCCDA Revenues), seeking an order that an action to enforce rights respecting the PRCCDA Revenues in another forum is not subject to the automatic stay associated with the Commonwealth’s Title III proceeding or, in the alternative, if the court finds that the stay is applicable, lifting the automatic stay so that AGM, AGC and the moving parties can enforce such rights in another forum or, in the further alternative, if the court finds the automatic stay applicable and does not lift it, that the Commonwealth must provide adequate protection for such parties’ lien on the PRCCDA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. On July 2, 2020, Judge Swain held that a proposed enforcement action by AGM, AGC and other moving parties in another court would be subject to the automatic stay, that such parties have a colorable claim to a security interest in funds deposited in the “Transfer Account” and have shown a reasonable likelihood that a certain account held by Scotiabank is the Transfer Account, but denied the motion to the extent it sought stay relief or adequate protection with respect to PRCCDA Revenues that have not been deposited in the Transfer Account.  Pursuant to a memorandum issued on September 9, 2020, Judge Swain held that the final hearing with respect to the Transfer Account shall be deemed to have occurred when the court issues its final decisions in the PRCCDA Adversary Proceeding concerning the identity of the Transfer Account and the parties' respective rights in the alleged Transfer Account monies. Following the final hearing with respect to the Transfer Account, AGM and AGC intend to appeal the portion of the opinion constituting a denial and the underlying determinations related to the denial to the First Circuit.

    On January 16, 2020, the Oversight Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRCCDA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRCCDA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020; a decision is pending.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
(in millions)
Exposure to Puerto Rico	$4,161	$4,458	$6,435	$6,956

Puerto Rico
Net Par Outstanding

	As of
	September 30, 2020 (1)	December 31, 2019
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$1,112	$1,253
PBA (2)	134	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (2)	817	811
PRHTA (Highway revenue) (2)	493	454
PRCCDA	152	152
PRIFA	16	16
Other Public Corporations
PREPA (2)	775	822
PRASA	373	373
MFA	223	248
U of PR	1	1
Total net exposure to Puerto Rico	$4,096	$4,270
____________________
(1)    In the second quarter of 2020, the Company reassumed $118 million in net par of Puerto Rico exposures from its largest remaining legacy financial guaranty reinsurer.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of September 30, 2020

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2020 (October 1 - December 31)	$—	$3

2021 (January 1 - March 31)	—	101
2021 (April 1 - June 30)	—	3
2021 (July 1 - September 30)	153	254
2021 (October 1 - December 31)	—	3
Subtotal 2021	153	361
2022	176	375
2023	206	396
2024	223	403
2025-2029	1,173	1,894
2030-2034	1,052	1,527
2035-2039	763	942
2040-2044	104	179
2045-2047	246	272
Total	$4,096	$6,352

Exposure to the U.S. Virgin Islands

    As of September 30, 2020, the Company had $484 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $218 million BIG. The $266 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $218 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

    In 2017, Hurricane Irma caused significant damage in St. John and St. Thomas, while Hurricane Maria made landfall on St. Croix as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and substantial damage to St. Croix’s businesses and infrastructure, including the power grid. More recently, the COVID-19 pandemic and evolving governmental and private responses to the pandemic have been impacting the USVI economy, especially the tourism sector. The USVI is benefiting from the federal response to the 2017 hurricanes and COVID-19 and has made its debt service payments to date.

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. All specialty insurance and reinsurance exposures shown in the table below were rated investment grade internally as of December 31, 2019. As of September 30, 2020, $30 million of aircraft residual value insurance exposure was rated BIG.

Specialty Insurance and Reinsurance
Exposure

	Gross Exposure		Net Exposure
	As of		As of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
Life insurance transactions (1)	$1,025	$1,046	$883	$898
Aircraft residual value insurance policies	380	398	225	243
Total	$1,405	$1,444	$1,108	$1,141
____________________
(1)    The life insurance transactions net exposure is projected to increase to approximately $0.9 billion by September 30, 2026.

4.    Expected Loss to be Paid

    This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio, regardless of the accounting model (insurance, derivative or VIE). The expected loss to be paid is equal to the present value of expected future cash outflows for claim and LAE payments (net of the expected loss on the portion of loss mitigation bonds owned), and inflows for expected salvage and subrogation (and other recoveries including future payments by obligors pursuant to restructuring agreements, settlements or litigation judgments, excess spread on underlying collateral, and other estimated recoveries, including those from restructuring bonds and for breaches of representations and warranties (R&W)). Expected loss to be paid is net of reinsurance. All cash flows are discounted using end-of-period risk-free rates.

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

    The Company does not use traditional actuarial approaches to determine its estimates of expected losses. The determination of expected loss to be paid is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations, recovery rates, delinquency and prepayment rates (with respect to residential mortgage-backed securities), and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and as a result the Company’s loss estimates may change materially over that same period. Each quarter, the Company may revise its scenarios and update assumptions (which may include shifting probability weightings of its scenarios) based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Such information includes management's view of the potential impact of COVID-19 on its distressed U.S. public finance exposures. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

    In some instances, the terms of the Company's policy give it the option to pay principal losses that have been recognized in the transaction but which it is not yet required to pay, thereby reducing the amount of guaranteed interest due in the future. The Company has sometimes exercised this option, which uses cash but reduces projected future losses.

    The following tables present a roll forward of net expected loss to be paid for contracts under all accounting models (insurance, derivative and VIE). The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 1.52% with a weighted average of 0.54% as of September 30, 2020 and 0.00% to 2.45% with a weighted average of 1.94% as of December 31, 2019. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 7.0% and 3.2% of the total as of September 30, 2020 and December 31, 2019, respectively.

Net Expected Loss to be Paid
Roll Forward

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Net expected loss to be paid, beginning of period	$735	$960	$737	$1,183
Economic loss development (benefit) due to:
Accretion of discount	1	5	7	19
Changes in discount rates	(2)	1	30	(4)
Changes in timing and assumptions	71	19	64	(29)
Total economic loss development (benefit)	70	25	101	(14)
Net (paid) recovered losses	(334)	(267)	(367)	(451)
Net expected loss to be paid, end of period	$471	$718	$471	$718

Net Expected Loss to be Paid
Roll Forward by Sector

	Third Quarter 2020
	Net Expected Loss to be Paid/(Recovered) as of June 30, 2020	Economic Loss Development/ (Benefit)	(Paid)/ Recovered Losses (1)	Net Expected Loss to be Paid/(Recovered) as of September 30, 2020
	(in millions)
Public finance:
U.S. public finance	$543	$56	$(336)	$263
Non-U.S. public finance	29	4	—	33
Public finance	572	60	(336)	296
Structured finance:
U.S. RMBS	128	1	8	137
Other structured finance	35	9	(6)	38
Structured finance	163	10	2	175
Total	$735	$70	$(334)	$471

	Third Quarter 2019
	Net Expected Loss to be Paid/(Recovered) as of June 30, 2019	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid/(Recovered) as of September 30, 2019
	(in millions)
Public finance:
U.S. public finance	$749	$50	$(279)	$520
Non-U.S. public finance	23	5	—	28
Public finance	772	55	(279)	548
Structured finance:
U.S. RMBS	162	(40)	13	135
Other structured finance	26	10	(1)	35
Structured finance	188	(30)	12	170
Total	$960	$25	$(267)	$718

	Nine Months 2020
	Net Expected Loss to be Paid/(Recovered) as of December 31, 2019	Economic Loss Development/ (Benefit)	(Paid)/ Recovered Losses (1)	Net Expected Loss to be Paid/(Recovered) as of September 30, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$142	$(410)	$263
Non-U.S. public finance	23	9	1	33
Public finance	554	151	(409)	296
Structured finance:
U.S. RMBS	146	(61)	52	137
Other structured finance	37	11	(10)	38
Structured finance	183	(50)	42	175
Total	$737	$101	$(367)	$471

	Nine Months 2019
	Net Expected Loss to be Paid/(Recovered) as of December 31, 2018	Economic Loss Development / (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid/(Recovered) as of September 30, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$204	$(516)	$520
Non-U.S. public finance	32	(4)	—	28
Public finance	864	200	(516)	548
Structured finance:
U.S. RMBS	293	(223)	65	135
Other structured finance	26	9	—	35
Structured finance	319	(214)	65	170
Total	$1,183	$(14)	$(451)	$718
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

    The tables above include (1) LAE paid of $11 million and $7 million for Third Quarter 2020 and 2019, respectively, and $20 million and $23 million for Nine Months 2020 and 2019, respectively, and (2) expected LAE to be paid of $22 million as of September 30, 2020 and $33 million as of December 31, 2019.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid/(Recovered)		Net Economic Loss Development/ (Benefit)
	As of		Third Quarter		Nine Months
	September 30, 2020	December 31, 2019	2020	2019	2020	2019
	(in millions)
Insurance (See Notes 5 and 6)	$421	$683	$65	$17	$96	$5
FG VIEs (See Note 11)	63	58	(2)	(2)	5	(26)
Credit derivatives (See Note 9)	(13)	(4)	7	10	—	7
Total	$471	$737	$70	$25	$101	$(14)

Selected U.S. Public Finance Transactions
    The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.1 billion net par as of September 30, 2020, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 3, Outstanding Insurance Exposure.

    On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California (the City) under chapter 9 of the Bankruptcy Code became effective. As of September 30, 2020, the Company’s net par subject to the plan consisted of $104 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth, which will likely be impacted by COVID-19.

    The Company projects its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2020, including those mentioned above, to be $263 million, compared with a net expected loss of $531 million as of December 31, 2019. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At September 30, 2020 that credit was $1,025 million compared with $819 million at December 31, 2019. The Company’s net expected losses incorporate management’s probability weighted estimates of possible scenarios.

    The economic loss development for U.S. public finance transactions was $56 million during Third Quarter 2020 and the economic loss development was $142 million during Nine Months 2020, and was primarily attributable to Puerto Rico exposures. The loss development attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions it uses in its scenarios based on the public information as discussed under "Exposure to Puerto Rico" in Note 3, Outstanding Insurance Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non - U.S. Public Finance Transactions

    Expected loss to be paid for non-U.S. public finance transactions was $33 million as of September 30, 2020, compared with $23 million as of December 31, 2019, primarily consisting of: (i) an obligation backed by payments from a region in Italy, and for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction, (ii) an obligation backed by the availability and toll revenues of a major arterial road into a city in the U.K., which has been underperforming due to higher costs compared with expectations at underwriting, and (iii) transactions with sub-sovereign exposure to various Spanish and Portuguese issuers where a Spanish and Portuguese sovereign default may cause the sub-sovereigns also to default.

    The economic loss development for non-U.S. public finance transactions, including those mentioned above, was approximately $4 million during Third Quarter 2020 and $9 million during Nine Months 2020, and was primarily attributable to the impact of lower Euribor.

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

    As of September 30, 2020, the Company had a net R&W payable of $82 million to R&W counterparties, compared with a net R&W payable of $53 million as of December 31, 2019. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
First lien U.S. RMBS	$6	$(27)	$(49)	$(77)
Second lien U.S. RMBS	(5)	(13)	(12)	(146)

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

First Lien Liquidation Rates

	As of
	September 30, 2020	June 30, 2020	December 31, 2019
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	35	30
Option ARM	35	35	35
Subprime	30	30	35
60 – 89 Days Delinquent
Alt-A and Prime	40	40	40
Option ARM	45	45	45
Subprime	40	40	45
90+ Days Delinquent
Alt-A and Prime	55	55	55
Option ARM	60	60	55
Subprime	45	45	50
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	60	60	65
Option ARM	65	65	65
Subprime	55	55	60
Real Estate Owned
All	100	100	100

    Towards the end of the first quarter of 2020, lenders began offering mortgage borrowers the option to forbear interest and principal payments of their loans due to the COVID -19 pandemic, and to repay such amounts at a later date. This resulted in an increase in early-stage delinquencies in RMBS transactions during the second quarter of 2020 and late-stage delinquencies during Third Quarter 2020. The Company's expected loss estimate assumes that a portion of delinquencies are due to COVID-19 related forbearances, and applies a liquidation rate of 20% to such loans. This is the same liquidation rate assumption used when estimating expected losses for current loans modified or delinquent within the last 12 months, as the Company believes this is the category that most resembles the population of new forbearance delinquencies.

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 2.75 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of September 30, 2020				As of June 30, 2020				As of December 31, 2019
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.0%	-	9.6%	5.3%	1.6%	-	9.4%	5.2%	0.3%	-	8.4%	4.1%
Final CDR	0.0%	-	0.5%	0.3%	0.1%	-	0.5%	0.3%	0.0%	-	0.4%	0.2%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	70%				70%				70%
Option ARM
Plateau CDR	2.5%	-	11.3%	5.7%	2.4%	-	10.4%	5.6%	1.8%	-	8.4%	5.4%
Final CDR	0.1%	-	0.6%	0.3%	0.1%	-	0.5%	0.3%	0.1%	-	0.4%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				60%				60%
2007+	70%				70%				70%
Subprime
Plateau CDR	2.3%	-	11.0%	5.5%	1.3%	-	19.1%	5.5%	1.6%	-	18.1%	5.6%
Final CDR	0.1%	-	0.5%	0.3%	0.1%	-	1.0%	0.3%	0.1%	-	0.9%	0.3%
Initial loss severity:
2005 and prior	75%				75%				75%
2006	75%				75%				75%
2007+	75%				75%				75%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2020 and December 31, 2019.

    Total expected loss to be paid on all first lien U.S. RMBS was $121 million and $166 million as of September 30, 2020 and December 31, 2019, respectively. The $6 million economic loss development in Third Quarter 2020 for first lien U.S. RMBS transactions was primarily attributable to lower excess spread and performance deterioration in certain transactions, partially offset by changes in discount rates. The $49 million economic benefit in Nine Months 2020 for first lien U.S. RMBS was primarily attributable to higher excess spread on certain transactions, partially offset by changes in discount rates and

COVID-19 related forbearances. Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR, which decreased in Nine Months 2020, and so increased excess spread. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2020 as it used as of December 31, 2019, increasing and decreasing the periods of stress from those used in the base case. LIBOR may be discontinued, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR. The economic development attributable to changes in discount rates was a gain of $1 million in Third Quarter 2020 and a loss of $24 million in Nine Months 2020.

    In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $44 million for all first lien U.S. RMBS transactions.

    In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $45 million for all first lien U.S. RMBS transactions.

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

In second lien transactions, the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. As in the case of first lien transactions, second lien transactions have seen an increase in delinquencies because of COVID-19 related forbearances. The Company applies a 20% liquidation rate to such forborn loans, same as in first lien RMBS transactions.

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

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. In prior years, as the HELOC loans underlying the Company's insured HELOC transactions reached their principal amortization period, the Company incorporated an assumption that a percentage of loans reaching their principal amortization periods would default around the time of the payment increase.

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of September 30, 2020 and December 31, 2019, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company projects future recoveries on these charged-off loans at the rate shown in the table below. Such recoveries are assumed to be received evenly over the next five years. Increasing the recovery rate to 30% would result in an economic benefit of $50 million, while decreasing the recovery rate to 10% would result in an economic loss of $50 million.
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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $16 million as of September 30, 2020 and total expected recovery was $20 million as of December 31, 2019. After giving effect to recoveries received of $15 million in Third Quarter 2020 and $48 million in Nine Months 2020, the $5 million economic benefit in Third Quarter 2020 and $12 million economic benefit in Nine Months 2020 were primarily attributable to higher excess spread and improved performance in certain transactions and higher actual recoveries received for previously charged-off loans, partially offset by COVID-19 related forbearances and, in the case of Nine Months 2020, changes in discount rates.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of September 30, 2020				As of June 30, 2020				As of December 31, 2019
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	6.9%	-	29.6%	13.3%	6.3%	-	29.8%	13.0%	5.9%	-	24.6%	9.5%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	30				30				30
60 – 89 Days Delinquent	40				40				45
90+ Days Delinquent	60				60				65
Bankruptcy	55				55				55
Foreclosure	55				55				55
Real Estate Owned	100				100				100
Loss severity (1)	98%				98%				98%
Projected future recoveries on previously charged-off loans	20%				20%				20%
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

Other Structured Finance

    The Company projected that its total net expected loss across its troubled other structured finance exposures as of September 30, 2020 was $38 million and is primarily attributable to $73 million in BIG net par of student loan securitizations issued by private issuers that are classified as structured finance. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions. As of September 30, 2020, the Company's BIG net par in these transactions was $40 million. The economic loss development across all other structured finance transactions during Third Quarter 2020 and Nine Months 2020 was $9 million and $11 million, respectively, which was primarily attributable to loss adjustment expenses for certain transactions and deterioration of certain aircraft residual value insurance exposures.

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

Net Earned Premiums

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$85	$81	$250	$253
Accelerations from refundings and terminations	17	37	64	83
Accretion of discount on net premiums receivable	5	4	15	13
Financial guaranty insurance net earned premiums	107	122	329	349
Specialty net earned premiums	—	1	2	4
Net earned premiums (1)	$107	$123	$331	$353
 ___________________
(1)    Excludes $2 million and $2 million for Third Quarter 2020 and 2019, respectively, and $4 million and $16 million for Nine Months 2020 and 2019, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Nine Months
	2020	2019
	(in millions)
Beginning of year	$1,286	$904
Less: Specialty insurance premium receivable	2	1
Financial guaranty insurance premiums receivable	1,284	903
Gross written premiums on new business, net of commissions	342	164
Gross premiums received, net of commissions	(297)	(198)
Adjustments:
Changes in the expected term	(9)	(10)
Accretion of discount, net of commissions on assumed business	14	8
Foreign exchange gain (loss) on remeasurement	(14)	(24)
Financial guaranty insurance premium receivable (1)	1,320	843
Specialty insurance premium receivable	1	1
September 30,	$1,321	$844
____________________
(1)     Excludes $6 million and $7 million as of September 30, 2020 and September 30, 2019, respectively, related to consolidated FG VIEs.

Approximately 80% and 78% of installment premiums at September 30, 2020 and December 31, 2019, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of September 30, 2020
(in millions)
2020 (October 1 - December 31)	$40
2021	119
2022	110
2023	99
2024	90
2025-2029	358
2030-2034	249
2035-2039	158
After 2039	357
Total (1)	$1,580
 ____________________
(1)    Excludes expected cash collections on consolidated FG VIEs of $8 million.

    The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, restructurings, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of September 30, 2020
(in millions)
2020 (October 1 - December 31)	$83
2021	313
2022	287
2023	265
2024	244
2025-2029	956
2030-2034	669
2035-2039	400
After 2039	540
Net deferred premium revenue (1)	3,757
Future accretion	260
Total future net earned premiums	$4,017
 ____________________
(1)    Excludes net earned premiums on consolidated FG VIEs of $44 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of
	September 30, 2020	December 31, 2019
	(dollars in millions)
Premiums receivable, net of commission payable	$1,320	$1,284
Gross deferred premium revenue	1,668	1,637
Weighted-average risk-free rate used to discount premiums	1.6%	1.7%
Weighted-average period of premiums receivable (in years)	12.7	13.3

Financial Guaranty Insurance Losses

    The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance. To discount loss reserves, the Company used risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 1.52% with a weighted average of 0.54% as of September 30, 2020 and 0.00% to 2.45% with a weighted average of 1.94% as of December 31, 2019.

Net Reserve (Salvage)

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Public finance:
U.S. public finance	$66	$328
Non-U.S. public finance	8	5
Public finance	74	333
Structured finance:
U.S. RMBS (1)	(69)	(78)
Other structured finance	42	40
Structured finance	(27)	(38)
Total	$47	$295
____________________
(1)    Excludes net reserves of $35 million and $33 million as of September 30, 2020 and December 31, 2019, respectively, related to consolidated FG VIEs.
Components of Net Reserves (Salvage)

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Loss and LAE reserve	$982	$1,050
Reinsurance recoverable on unpaid losses (1)	(8)	(38)
Loss and LAE reserve, net	974	1,012
Salvage and subrogation recoverable	(961)	(747)
Salvage and subrogation reinsurance payable (2)	34	30
Salvage and subrogation recoverable, net	(927)	(717)
Net reserves (salvage)	$47	$295
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
Financial Guaranty Insurance Contracts

As of September 30, 2020
(in millions)
Net expected loss to be paid - financial guaranty insurance	$418
Contra-paid, net	37
Salvage and subrogation recoverable, net, and other recoverable	927
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(971)
Net expected loss to be expensed (present value) (1)	$411
____________________
(1)    Excludes $32 million as of September 30, 2020, related to consolidated FG VIEs.

    The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2020
(in millions)
2020 (October 1 - December 31)	$9
2021	38
2022	37
2023	33
2024	32
2025-2029	135
2030-2034	87
2035-2039	31
After 2039	9
Net expected loss to be expensed	411
Future accretion	61
Total expected future loss and LAE	$472

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Public finance:
U.S. public finance	$61	$64	$153	$228
Non-U.S. public finance	3	1	3	(7)
Public finance	64	65	156	221
Structured finance:
U.S. RMBS (1)	6	(35)	(32)	(150)
Other structured finance	3	—	6	4
Structured finance	9	(35)	(26)	(146)
Loss and LAE	$73	$30	$130	$75
____________________
(1)    Excludes a benefit of $1 million and $3 million for Third Quarter 2020 and 2019, respectively, and a loss of $7 million and a benefit of $18 million for Nine Months 2020 and 2019 respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2020

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	112	(1)	19	—	126	(4)	257	—	257
Remaining weighted-average period (in years)	7.3	5.2	16.7	—	9.6	6.3	9.4	—	9.4
Outstanding exposure:
Par	$2,356	$(9)	$524	$—	$5,039	$(65)	$7,845	$—	$7,845
Interest	896	(3)	424	—	2,185	(16)	3,486	—	3,486
Total (2)	$3,252	$(12)	$948	$—	$7,224	$(81)	$11,331	$—	$11,331
Expected cash outflows (inflows)	$180	$(1)	$73	$—	$3,769	$(50)	$3,971	$(262)	$3,709
Potential recoveries (3)	(733)	20	(4)	—	(2,758)	55	(3,420)	190	(3,230)
Subtotal	(553)	19	69	—	1,011	5	551	(72)	479
Discount	19	—	(10)	—	(78)	(1)	(70)	9	(61)
Present value of expected cash flows	$(534)	$19	$59	$—	$933	$4	$481	$(63)	$418
Deferred premium revenue	$125	$—	$24	$—	$440	$(3)	$586	$(44)	$542
Reserves (salvage)	$(567)	$20	$40	$—	$580	$6	$79	$(35)	$44

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

(2)Includes amounts related to FG VIEs.

(3)Represents expected inflows for future payments by obligors pursuant to restructuring agreements, settlements or litigation judgments, excess spread on any underlying collateral and other estimated recoveries. Potential recoveries also include recoveries on certain investment grade credits, related mainly to exposures that were previously BIG and for which claims have been paid in the past.

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

Financial Guaranty Business

    The Company’s facultative and treaty assumed agreements with the Legacy Monoline Insurers are generally subject to termination at the option of the ceding company:

•if the Company fails to meet certain financial and regulatory criteria;

•if the Company fails to maintain a specified minimum financial strength rating; or

•upon certain changes of control of the Company.

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

As of September 30, 2020, if each third party company ceding business to any of the Company's insurance subsidiaries had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $42 million and $247 million, respectively.

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

Specialty Business

    The Company, through AGRO, assumes specialty business from third party insurers (Assumed Specialty Business). It also cedes and retrocedes some of its specialty business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) below "A" would require AGRO to post, as of September 30, 2020, an estimated $2.3 million of collateral in respect of certain of its Assumed Specialty Business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of September 30, 2020, an estimated $13 million of collateral in respect of a different portion of AGRO’s Assumed Specialty Business. AGRO’s ceded/retroceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded/retroceded business upon certain triggering events, such as reinsurer rating downgrades.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the condensed consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and specialty).

Effect of Reinsurance on Statement of Operations

	Third Quarter		Nine Months
	2020	2019	2020	2019

Premiums Written:
Direct	$122	$67	$334	$156
Assumed	(1)	2	—	3
Ceded (1)	1	(1)	3	12
Net	$122	$68	$337	$171
Premiums Earned:
Direct	$100	$113	$307	$317
Assumed	8	12	28	42
Ceded	(1)	(2)	(4)	(6)
Net	$107	$123	$331	$353
Loss and LAE:
Direct	$72	$28	$118	$82
Assumed	4	2	15	4
Ceded	(3)	—	(3)	(11)
Net	$73	$30	$130	$75
____________________
(1)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of September 30, 2020	As of December 31, 2019
	(in millions)
Ceded premium payable, net of commissions	$17	$20
Ceded expected loss to be recovered (paid)	(23)	11
Financial guaranty ceded par outstanding (2)	886	1,349
Specialty ceded exposure (see Note 3)	297	303
____________________
(1)    The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of September 30, 2020 and December 31, 2019 was approximately $18 million and $68 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.

(2)    Of the total par ceded to BIG rated reinsurers, $74 million and $224 million is rated BIG as of September 30, 2020 and December 31, 2019, respectively.

Commutations

    In the second quarter of 2020, the Company reassumed a previously ceded portfolio of insured business from its largest remaining legacy third party financial guaranty reinsurer, which included $118 million in net par of Puerto Rico exposures.

Commutations of Ceded Reinsurance Contracts

	Nine Months
	2020	2019
	(in millions)
Increase in net unearned premium reserve	$5	$15
Increase in net par outstanding	336	1,069
Commutation gains (losses)	38	1

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2020, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

    There was a transfer of a fixed-maturity security from Level 3 into Level 2 during Nine Months 2020. There was a transfer of a fixed-maturity security from Level 2 into Level 3 during Nine Months 2019. There were no other transfers into or from Level 3 during the periods presented.

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

    As of September 30, 2020, the Company used models to price 200 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,277 million. Most Level 3 securities were priced with the assistance of an independent third party. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2020 were such that market prices of the Company’s CDS contracts were not available.

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

•Actual collateral specific credit spreads (if up-to-date and reliable market-based spreads are available).

•Transactions priced or closed during a specific quarter within a specific asset class and specific rating.

•Credit spreads interpolated based upon market indices adjusted to reflect the non-standard terms of the Company's CDS contracts.

•Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

The rates used to discount future expected premium cash flows ranged from 0.22% to 1.06% at September 30, 2020 and 1.69% to 2.08% at December 31, 2019.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, de minimis amounts, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of September 30, 2020 and December 31, 2019. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

The primary strengths of the Company’s CDS modeling techniques are:

•The model takes into account the transaction structure and the key drivers of market value.

•The model maximizes the use of market-driven inputs whenever they are available.

•The model is a consistent approach to valuing positions.

The primary weaknesses of the Company’s CDS modeling techniques are:

•There is no exit market or any actual exit transactions; therefore, the Company’s exit market is a hypothetical one based on the Company’s entry market.

•There is a very limited market in which to validate the reasonableness of the fair values developed by the Company’s model.

•The markets for the inputs to the model are highly illiquid, which impacts their reliability.

•Due to the non-standard terms under which the Company enters into derivative contracts, the fair value of its credit derivatives may not reflect the same prices observed in an actively traded market of credit derivatives that do not contain terms and conditions similar to those observed in the financial guaranty market.

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is recorded in "fair value gains (losses) on FG VIEs" in the condensed consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in instrument-specific credit risk (ISCR) which is separately presented in other comprehensive income (OCI). Interest income and interest expense are derived from the trustee reports and also included in "fair value gains (losses) on FG VIEs." The FG VIEs issued securities typically collateralized by first lien and second lien RMBS as well as other structured credit.

The fair value of the Company’s FG VIEs’ assets is generally sensitive to changes in estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and, as applicable, house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could have materially changed the market value of the FG VIEs’ assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically could lead to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets.

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

Assets and Liabilities of Consolidated Investment Vehicles

Due to the fact that AssuredIM manages and the insurance companies have an investment in certain AssuredIM funds, the Company consolidated several AssuredIM investment vehicles listed below (collectively, the consolidated investment vehicles). All consolidated investment vehicles are accounted for at fair value. See Note 11, Variable Interest Entities.

AssuredIM funds that are consolidated (consolidated AssuredIM funds) are:

•AHP Capital Solutions, LP (AHP),
•AIM Asset Backed Income Fund (US) L.P. (ABIF),
•BlueMountain CLO Warehouse Fund (US) L.P. (CLO Warehouse Fund), and
•AIM Municipal Bond Fund L.P. (AMBF).

The CLO Warehouse Fund invested in the following entities managed by AssuredIM, and which are also consolidated:

•BlueMountain CLO XXVI Ltd. (CLO XXVI),
•BlueMountain CLO XXIX Ltd. (CLO XXIX),
•BlueMountain CLO Warehouse Ltd. (CLOWH), and
•BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1).

    CLO XXVI and CLO XXIX, which are CLOs managed by AssuredIM (collectively, the consolidated CLOs), are collateralized financing entities (CFEs). Under Accounting Standards Codification (ASC) 810, Consolidation, the debt issued by, and loans held by, the consolidated CLOs are measured at fair value under the CFE practical expedient, a measurement alternative to ASC 820. The loans are all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result the less observable CLO debt will be measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs are measured at fair value and the debt of consolidated CLOs are measured as: (1) the sum of (a) the fair value of the financial assets, and (b) the carrying value of any nonfinancial assets held temporarily, less (2) the sum of (c) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (d) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company). Prior to securitization, when loans are warehoused in an investment vehicle, such vehicle is not considered a CFE, as is the case for CLOWH and EUR 2021-1. The loans held, and the debt issued by CLOWH and EUR 2021-1 are recorded at fair value under the fair value option.

Investments of consolidated investment vehicles which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which has no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third party data generally at the average between the offer and bid prices. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors.

    Assets supporting consolidated CLOs and certain assets of the consolidated funds are Level 2. Derivative assets and/or liabilities are classified as Level 2. The remainder of the invested assets of consolidated funds are Level 3. Liabilities include various tranches of CLO debt, which are classified as Level 3, securities sold short, which are classified as Level 2, and fair value option warehouse financing debt used to fund CLO warehouses, which is Level 2 in the fair value hierarchy. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of September 30, 2020

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$3,999	$—	$3,906	$93
U.S. government and agencies	192	—	192	—
Corporate securities	2,273	—	2,243	30
Mortgage-backed securities:
RMBS	606	—	349	257
Commercial mortgage-backed securities (CMBS)	396	—	396	—
Asset-backed securities	947	—	50	897
Non-U.S. government securities	143	—	143	—
Total fixed-maturity securities	8,556	—	7,279	1,277
Short-term investments	858	826	32	—
Other invested assets (1)	16	10	—	6
FG VIEs’ assets, at fair value	314	—	—	314
Assets of consolidated investment vehicles:
Fund investments
Corporate securities	85	—	23	62
Equity securities and warrants	43	—	—	43
Structured products	40	—	40	—
Obligations of state and political subdivisions	50	—	50	—
CLO investments
Loans	1,053	—	1,053	—
Short-term investments	30	30	—	—
Total assets of consolidated investment vehicles	1,301	30	1,166	105
Other assets	155	43	44	68
Total assets carried at fair value	$11,200	$909	$8,521	$1,770
Liabilities:
Credit derivative liabilities	$162	$—	$—	$162
FG VIEs’ liabilities with recourse, at fair value	336	—	—	336
FG VIEs’ liabilities without recourse, at fair value	19	—	—	19
Liabilities of consolidated investment vehicles:
CLO obligations of CFE	830	—	—	830
Warehouse financing debt	47	—	47	—
Securities sold short	53	—	53	—
Total liabilities of consolidated investment vehicles	930	—	100	830
Total liabilities carried at fair value	$1,447	$—	$100	$1,347

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2019

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,340	$—	$4,233	$107
U.S. government and agencies	147	—	147	—
Corporate securities	2,221	—	2,180	41
Mortgage-backed securities:
RMBS	775	—	467	308
CMBS	419	—	419	—
Asset-backed securities	720	—	62	658
Non-U.S. government securities	232	—	232	—
Total fixed-maturity securities	8,854	—	7,740	1,114
Short-term investments	1,268	1,061	207	—
Other invested assets (1)	6	—	—	6
FG VIEs’ assets, at fair value	442	—	—	442
Assets of consolidated investment vehicles:
Fund investments
Corporate securities	47	—	—	47
Equity securities and warrants	17	—	—	17
CLO investments
Loans	494	—	494	—
Total assets of consolidated investment vehicles	558	—	494	64
Other assets	135	32	45	58
Total assets carried at fair value	$11,263	$1,093	$8,486	$1,684
Liabilities:
Credit derivative liabilities	$191	$—	$—	$191
FG VIEs’ liabilities with recourse, at fair value	367	—	—	367
FG VIEs’ liabilities without recourse, at fair value	102	—	—	102
Liabilities of consolidated investment vehicles
CLO obligations of CFE	481	—	—	481
Total liabilities carried at fair value	$1,141	$—	$—	$1,141
____________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2020, Third Quarter 2019, Nine Months 2020 and Nine Months 2019.

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
Third Quarter 2020

	Fixed-Maturity Securities										Assets of Consolidated Investment Vehicles
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Corporate Securities		Equity Securities and Warrants		Structured Products		Other (7)
	(in millions)
Fair value as of June 30, 2020	$97		$29		$254		$714		$318		$60		$53		$6		$78
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	2	(1)	1	(1)	5	(1)	7	(1)	8	(2)	2		6	(4)	—		(10)	(3)
Other comprehensive income (loss)	(5)		—		9		26		—		—		—		—		—
Purchases	—		—		—		172		—		—		5		—		—
Sales	—		—		—		(19)		—		—		(21)		(6)		—
Settlements	(1)		—		(11)		(3)		(12)		—		—		—		—
Fair value as of September 30, 2020	$93		$30		$257		$897		$314		$62		$43		$—		$68
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of September 30, 2020									$8	(2)	$2	(4)	$5	(4)	$—	(4)	$(10)	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of September 30, 2020	$(5)		$—		$9		$26										$—

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Third Quarter 2020

			FG VIEs’ Liabilities, at Fair Value
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of Consolidated Investment Vehicles
	(in millions)
Fair value as of June 30, 2020	$(161)		$(332)		$(20)		$(806)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	(3)	(6)	(9)	(2)	(1)	(2)	(24)	(4)
Other comprehensive income (loss)	—		(4)		—		—
Issuances	—		—		—		—
Settlements	5		9		2		—
Fair value as of September 30, 2020	$(159)		$(336)		$(19)		$(830)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of September 30, 2020	$1	(6)	$(7)	(2)	$(1)	(2)	$(24)	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of September 30, 2020			$(4)

Rollforward of Level 3 Assets and Liabilities
At Fair Value on a Recurring Basis
Third Quarter 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse
	(in millions)
Fair value as of June 30, 2019	$105		$48		$325		$674		$526		$87		$(216)		$(446)		$(105)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	3	(1)	1	(1)	5	(1)	7	(1)	6	(2)	(14)	(3)	5	(6)	(2)	(2)	(2)	(2)
Other comprehensive income (loss)	(4)		(3)		1		(3)		—		—		—		1		—
Purchases	6		—		—		1		—		—		—		—		—
Settlements	(1)		—		(15)		(15)		(69)		—		3		64		3
FG VIE consolidation	—		—		—		—		6		—		—		(5)		(1)
Fair value as of September 30, 2019	$109		$46		$316		$664		$469		$73		$(208)		$(388)		$(105)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of September 30, 2019									$6	(2)	$(14)	(3)	$8	(6)	$(2)	(2)	$(1)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held at September 30, 2019	$(4)		$(3)		$1		$(2)				$—				$1

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
Nine Months 2020

	Fixed-Maturity Securities										Assets of Consolidated Investment Vehicles
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Corporate Securities		Equity Securities and Warrants		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$47		$17		$—		$55
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	4	(1)	(5)	(1)	10	(1)	21	(1)	(79)	(2)	10	(4)	9	(4)	3	(4)	13	(3)
Other comprehensive income (loss)	(16)		(6)		(26)		(16)		—		—		—		—		—
Purchases	—		—		—		290		—		5		55		17		—
Sales	—		—		—		(42)		—		—		(38)		(20)		—
Settlements	(2)		—		(35)		(13)		(67)		—		—		—		—
FG VIE consolidations	—		—		—		—		18		—		—		—		—
Transfers out of Level 3	—		—		—		(1)		—		—		—		—		—
Fair value as of September 30, 2020	$93		$30		$257		$897		$314		$62		$43		$—		$68
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of September 30, 2020									$(2)	(2)	$10	(4)	$8	(4)	$—		$13	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of September 30, 2020	$(16)		$(6)		$(24)		$(17)

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Nine Months 2020

			FG VIEs’ Liabilities, at Fair Value
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of Consolidated Investment Vehicles
	(in millions)
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	20	(6)	(5)	(2)	73	(2)	13	(4)
Other comprehensive income (loss)	—		2		—		—
Issuances	—		—		—		(362)
Settlements	6		50		13		—
FG VIE consolidations	—		(16)		(3)		—
Fair value as of September 30, 2020	$(159)		$(336)		$(19)		$(830)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of September 30, 2020	$28	(6)	$(3)	(2)	$(2)	(2)	$13	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of September 30, 2020			$2

Rollforward of Level 3 Assets and Liabilities
At Fair Value on a Recurring Basis
Nine Months 2019

	Fixed-Maturity Securities														FG VIEs’ Liabilities, at Fair Value
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Other (7)		Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse
	(in millions)
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$77		$(207)		$(517)		$(102)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	5	(1)	(9)	(1)	16	(1)	51	(1)	70	(2)	(4)	(3)	(25)	(6)	(33)	(2)	(9)	(2)
Other comprehensive income (loss)	1		(1)		21		(97)		—		—		—		6		—
Purchases	6		—		11		19		—		—		—		—		—
Settlements	(2)		—		(41)		(257)		(170)		—		24		156		6
FG VIE consolidation	—		—		—		—		6		—		—		(5)		(1)
FG VIE deconsolidation	—		—		—		—		(6)		—		—		5		1
Transfers into Level 3	—		—		—		1		—		—		—		—		—
Fair value as of September 30, 2019	$109		$46		$316		$664		$469		$73		$(208)		$(388)		$(105)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of September 30, 2019									$78	(2)	$(4)	(3)	$(19)	(6)	$(32)	(2)	$(16)	(2)
Change in unrealized gains/(losses) included in OCI related to financial instruments held at September 30. 2019	$1		$(1)		$21		$8				$—				$6
 ____________________
(1)Included in net realized investment gains (losses) and net investment income.

(2)Included in fair value gains (losses) on FG VIEs.

(3)Recorded in fair value gains (losses) on CCS, net investment income and other income.

(4)Recorded in fair value gains (losses) on consolidated investment vehicles.

(5)Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheet based on net exposure by transaction.

(6)Reported in net change in fair value of credit derivatives.

(7)Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2020

Financial Instrument Description	Fair Value at September 30, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (5)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$93	Yield	5.3%	-	37.6%	13.2%

Corporate securities	30	Yield	44.9%

RMBS	257	CPR	1.1%	-	15.0%	6.9%
		CDR	1.5%	-	11.4%	6.1%
		Loss severity	45.0%	-	125.0%	83.5%
		Yield	3.7%	-	6.5%	4.7%
Asset-backed securities:
Life insurance transactions	360	Yield	5.4%

CLOs	498	Discount margin	0.9%	-	4.1%	1.9%

Others	39	Yield	3.1%	-	11.4%	11.3%

FG VIEs’ assets, at fair value (1)	314	CPR	0.9%	-	18.9%	8.7%
		CDR	1.8%	-	25.6%	5.9%
		Loss severity	45.0%	-	100.0%	79.9%
		Yield	2.1%	-	7.7%	5.3%

Assets of consolidated investment vehicles (3):
Corporate securities	62	Discount rate	15.3%	-	22.8%	18.4%
		Market multiple - enterprise/revenue value	0.66x
		Market multiple - enterprise/EBITDA (4)	10.0x

Equity securities and warrants	43	Discount rate	15.3%	-	27.2%	25.9%
		Market multiple - enterprise/revenue value	0.66x
		Market multiple - enterprise/EBITDA	8.0x	-	10.0x
		Yield	9.3%

Other assets (1)	65	Implied Yield	3.8%	-	4.5%	4.2%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at September 30, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (5)
Liabilities:

Credit derivative liabilities, net	$(159)	Year 1 loss estimates	0.0%	-	85.0%	2.0%
		Hedge cost (in basis points (bps))	20.0	-	105.0	32.0
		Bank profit (in bps)	48.0	-	285.0	101.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(355)	CPR	0.9%	-	18.9%	8.7%
		CDR	1.8%	-	25.6%	5.9%
		Loss severity	45.0%	-	100.0%	79.9%
		Yield	1.7%	-	7.0%	4.1%

Liabilities of consolidated investment vehicles:
CLO obligations of CFE (6)	(830)	Yield	2.3%	-	12.8%	2.6%
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

(6)    See CFE fair value methodology described above for consolidated CLOs.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2019

Financial Instrument Description	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$107	Yield	4.5%	-	31.1%	8.5%

Corporate securities	41	Yield	35.9%

RMBS	308	CPR	2.0%	-	15.0%	6.3%
		CDR	1.5%	-	7.0%	4.9%
		Loss severity	40.0%	-	125.0%	78.8%
		Yield	3.7%	-	6.1%	4.8%
Asset-backed securities:
Life insurance transactions	350	Yield	5.8%

CLOs/TruPS	256	Yield	2.5%	-	4.1%	2.9%

Others	52	Yield	2.3%	-	9.4%	9.3%

FG VIEs’ assets, at fair value (1)	442	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	3.0%	-	8.4%	5.2%

Assets of consolidated investment vehicles (3):
Corporate securities	47	Discount rate	16.0%	-	28.0%	21.5%
		Market multiple - enterprise/revenue value	0.5x
		Market multiple - enterprise/EBITDA	9.5x

Equity securities and warrants	17	Discount rate	16.0%	-	28.0%	20.8%
		Market multiple - enterprise/revenue value	0.5x
		Market multiple - enterprise/EBITDA	9.5x
		Yield	12.5%

Other assets (1)	52	Implied Yield	5.1%	-	5.8%	5.5%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Liabilities:

Credit derivative liabilities, net	$(185)	Year 1 loss estimates	0.0%	-	46.0%	1.3%
		Hedge cost (in bps)	5.0	-	31.0	11.0
		Bank profit (in bps)	51.0	-	212.0	76.0
		Internal floor (in bps)	30.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(469)	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	2.7%	-	8.4%	4.2%

Liabilities of consolidated investment vehicles:
CLO obligations of CFE	(481)	Yield	10.0%
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

    The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of September 30, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$—	$2	$1	$2
Other assets (1)	86	86	97	97
Financial guaranty insurance contracts (2)	(2,461)	(4,147)	(2,714)	(4,013)
Long-term debt	(1,223)	(1,548)	(1,235)	(1,573)
Other liabilities (1)	(55)	(55)	(14)	(14)
Assets (liabilities) of consolidated investment vehicles:
Due from brokers and counterparties	55	55	—	—
Other assets	1	1	—	—
Due to brokers and counterparties	(162)	(162)	—	—
____________________
(1)    The Company's other assets and other liabilities consist of: accrued interest, management fees receivables, receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value, and a promissory note receivable.

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

Investment Portfolio

As of September 30, 2020, the majority of the investment portfolio is managed by three outside managers and AssuredIM. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The externally managed portfolio must maintain a minimum average rating of A+ by S&P or A1 by Moody’s Investors Service, Inc. (Moody’s).

    The investment portfolio tables shown below include assets managed both externally and internally. The internally managed portfolio primarily consists of the Company's investments in (i) securities acquired for loss mitigation purposes or other risk management purposes, (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM, and (iii) other alternative investments, including both equity and debt securities other than AssuredIM funds, that the Company believes present an attractive investment opportunity. AssuredIM funds in which the insurance and other operating subsidiaries invest are accounted for as consolidated investment vehicles; such amounts are not included in this note, instead, see Note 11, Variable Interest Entities.

    One of the Company's strategies for mitigating losses has been to purchase loss mitigation securities at discounted prices. The Company also holds other invested assets that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties (other risk management assets).

    In the second quarter of 2020, AGM, AGC and MAC (the insurance subsidiaries) entered into an IMA with AssuredIM for the management of a portfolio of municipal obligations and a portfolio of CLOs. As of September 30, 2020, they have together allocated $250 million to municipal obligation strategies and $263 million to CLO strategies, with authorization to allocate an additional $37 million to CLOs strategies.

    The Company agreed to purchase up to $100 million of limited partnership interests in a fund that invests in the equity of private equity managers of which $84 million of the commitment was not funded as of September 30, 2020. The Company has also invested in a limited liability company that owns fuel cells with a fair value of $58 million as of September 30, 2020.

Investment Portfolio
Carrying Value

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Fixed-maturity securities (1):
Externally managed	$7,237	$7,978
Internally managed:
AssuredIM	520	—
Loss mitigation and other securities	799	876
Short-term investments	858	1,268
Other invested assets
Equity method investments	97	111
Other	16	7
Total	$9,527	$10,240
____________________
(1)    8.1% and 8.6% of fixed-maturity securities, related primarily to loss mitigation and other risk management strategies, are rated BIG as of September 30, 2020 and December 31, 2019, respectively.

The insurance subsidiaries have allocated $500 million to be invested in AssuredIM funds through their jointly owned investment subsidiary, AG Asset Strategies LLC (AGAS). As of September 30, 2020, the Company had invested approximately $352 million, net of distributions, of the $500 million it intends to invest in AssuredIM funds. AGAS's remaining commitment to AssuredIM funds was $106 million as of September 30, 2020. The total undrawn committed capital and uncommitted AGAS investments totaled $148 million as of September 30, 2020 and are included in short-term investments in the table above. As of September 30, 2020, the fair value of AGAS's investments across four Assured IM funds was $379 million. All of AssuredIM funds in which AGAS invests were consolidated as of September 30, 2020 and December 31, 2019, and therefore the investment in the funds is not shown in the table above. See Note 11 Variable Interest Entities.

Accrued investment income, which is recorded in other assets, was $79 million as of both September 30, 2020 and December 31, 2019. In Nine Months 2020, the Company did not write off any accrued investment income.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of September 30, 2020

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	41%	$3,665	$(11)	$347	$(2)	$3,999	$—	AA-
U.S. government and agencies	2	179	—	13	—	192	—	AA+
Corporate securities	24	2,179	(39)	159	(26)	2,273	(17)	A
Mortgage-backed securities (4):	0
RMBS	7	612	(20)	37	(23)	606	(22)	A-
CMBS	4	367	—	29	—	396	—	AAA
Asset-backed securities	10	932	(6)	25	(4)	947	(3)	BBB
Non-U.S. government securities	2	146	—	4	(7)	143	—	AA
Total fixed-maturity securities	90	8,080	(76)	614	(62)	8,556	(42)	A+
Short-term investments	10	858	—	—	—	858	—	AAA
Total	100%	$8,938	$(76)	$614	$(62)	$9,414	$(42)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2019

Security Type	Percent of Total (1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$4,036	$305	$(1)	$4,340	$40	AA-
U.S. government and agencies	1	137	10	—	147	—	AA+
Corporate securities	23	2,137	103	(19)	2,221	(8)	A
Mortgage-backed securities (4):
RMBS	8	745	37	(7)	775	8	A-
CMBS	4	402	17	—	419	—	AAA
Asset-backed securities	7	684	38	(2)	720	16	BB+
Non-U.S. government securities	2	230	7	(5)	232	3	AA
Total fixed-maturity securities	87	8,371	517	(34)	8,854	59	A+
Short-term investments	13	1,268	—	—	1,268	—	AAA
Total	100%	$9,639	$517	$(34)	$10,122	$59	AA-
____________________
(1)Based on amortized cost.

(2)Accumulated OCI (AOCI).

(3)Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.

(4)U.S. government-agency obligations were approximately 37% of mortgage backed securities as of September 30, 2020 and 42% as of December 31, 2019 based on fair value.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of September 30, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$89	$(2)	$—	$—	$89	$(2)
U.S. government and agencies	20	—	—	—	20	—
Corporate securities	39	(1)	57	(8)	96	(9)
Mortgage-backed securities:
RMBS	20	(1)	1	—	21	(1)
CMBS	—	—	1	—	1	—
Asset-backed securities	122	—	94	(1)	216	(1)
Non-U.S. government securities	10	—	41	(7)	51	(7)
Total	$300	$(4)	$194	$(16)	$494	$(20)
Number of securities (1)		93		55		147

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

Of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 22 securities had unrealized losses in excess of 10% of their carrying value as of September 30, 2020. The total unrealized loss for these securities was $13 million as of September 30, 2020. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2020 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value.

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

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of September 30, 2020 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2020

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$333	$329
Due after one year through five years	1,599	1,686
Due after five years through 10 years	1,913	2,014
Due after 10 years	3,256	3,525
Mortgage-backed securities:
RMBS	612	606
CMBS	367	396
Total	$8,080	$8,556

    Based on fair value, investments and restricted assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $290 million and $280 million, as of September 30, 2020 and December 31, 2019, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,457 million and $1,502 million, based on fair value as of September 30, 2020 and December 31, 2019, respectively.

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

Net Investment Income

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Interest income:
Externally managed	$54	$66	$178	$207
Internally managed:
AssuredIM	3	—	3	—
Loss mitigation and other securities	16	24	54	95
Interest income	73	90	235	302
Investment expenses	(2)	(2)	(6)	(6)
Net investment income	$71	$88	$229	$296

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Gross realized gains on available-for-sale securities	$16	$29	$39	$48
Gross realized losses on available-for-sale securities	(3)	(1)	(12)	(4)
Credit impairments (1)	—	(12)	(15)	(32)
Net realized investment gains (losses) (2)	$13	$16	$12	$12
____________________
(1)    Credit impairment in Nine Months 2020 was related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in Nine Months 2020. Credit impairment in Third Quarter 2019 was primarily attributable to foreign exchange losses while Nine Months 2019 was primarily attributable to foreign exchange losses and loss mitigation securities.

(2)    Includes foreign currency gains of $5 million for Third Quarter 2020 and $6 million for Nine Months 2020. Includes foreign currency losses of $12 million in Third Quarter 2019 and $17 million Nine Months 2019, respectively.

    The proceeds from sales of fixed-maturity securities classified as available-for-sale were $137 million in Third Quarter 2020, $405 million in Third Quarter 2019, $627 million in Nine Months 2020 and $1,306 million in Nine Months 2019.

    The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2020 or an OTTI and for which unrealized loss was recognized in OCI for 2019.

Roll Forward of Credit Losses
for Fixed-Maturity Securities

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$75	$191	$—	$185
Effect of adoption of accounting guidance on credit losses on January 1, 2020	—	—	62	—
Additions for credit losses on securities for which credit impairments were not previously recognized	—	—	1	—
Reductions for securities sold and other settlements	—	—	—	(7)
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	1	—	13	13
Balance, end of period	$76	$191	$76	$191

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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.3 years and 11.5 years as of September 30, 2020 and December 31, 2019, respectively.

Credit Derivatives (1)

	As of September 30, 2020		As of December 31, 2019
	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$2,075	$(66)	$1,942	$(83)
Non-U.S. public finance	2,409	(31)	2,676	(39)
U.S. structured finance	1,045	(58)	1,206	(58)
Non-U.S. structured finance	129	(4)	132	(5)
Total	$5,658	$(159)	$5,956	$(185)
____________________
(1)    Expected recoveries were $13 million as of September 30, 2020 and $4 million as of December 31, 2019.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2020		As of December 31, 2019
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,613	28.5%	$1,730	29.0%
AA	1,699	30.0	1,695	28.5
A	767	13.5	1,110	18.6
BBB	1,457	25.8	1,292	21.7
BIG (1)	122	2.2	129	2.2
Credit derivative net par outstanding	$5,658	100.0%	$5,956	100.0%
____________________
(1)     All BIG credit derivatives are U.S. RMBS transactions.

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gains (Losses)

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Realized gains on credit derivatives	$1	$2	$4	$6
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(6)	(5)	(9)	(30)
Realized gains (losses) and other settlements	(5)	(3)	(5)	(24)
Net unrealized gains (losses)	2	8	25	(1)
Net change in fair value of credit derivatives	$(3)	$5	$20	$(25)

     Realized losses and other settlements for Nine Months 2019 were primarily due to a final maturity paydown of a U.S.
structured finance transaction, for which there was an offsetting unrealized gain.

    During Third Quarter 2020, unrealized gains were generated primarily as a result of price improvements of the underlying collateral. These gains were partially offset by losses due to the decreased cost to buy protection on AGC, as the market cost of AGC's credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company (or another comparable entity) would expect to receive on these transactions increased.

    During Nine Months 2020, unrealized gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. These gains were partially offset by the wider spreads of the underlying collateral and lower discount rates.

    During Third Quarter 2019, unrealized gains were generated primarily as a result of price improvements on the underlying collateral of certain of the Company's public finance CDS. The unrealized fair value gains were partially offset by unrealized fair value losses related to certain structured finance CDS transactions and changes in discount rates.

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

CDS Spread on AGC (in bps)

	As of September 30, 2020	As of June 30, 2020	As of December 31, 2019	As of September 30, 2019	As of June 30, 2019	As of December 31, 2018
Five-year CDS spread	140	159	41	56	56	110
One-year CDS spread	27	32	9	14	13	22

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC
Credit Spread

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(356)	$(261)
Plus: Effect of AGC credit spread	197	76
Net fair value of credit derivatives	$(159)	$(185)

The fair value of CDS contracts at September 30, 2020, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wide credit spreads of certain underlying credits generally due to the long tenor of these credits.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $123 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $123 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of September 30, 2020, AGC did not need to post collateral to satisfy these requirements.

10.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	Third Quarter 2020	Nine Months 2020
	(in millions)
Management fees:
CLOs (1)	$4	$11
Opportunity funds and liquid strategies	1	5
Wind-down funds	6	21
Total management fees	11	37
Reimbursable fund expenses	6	23
Total asset management fees (2)	$17	$60
_____________________
(1)    To the extent that the Company's wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance compensation earned from the CLOs. Gross management fees from CLOs, before rebates, were $7 million for Third Quarter 2020 and $24 million for Nine Months 2020.

(2)    There were de minimis performance fees for Third Quarter 2020 and Nine Months 2020. Performance fees are recorded when the contractual performance criteria have been met and when it is probable that a significant reversal of revenues will not occur in future reporting periods. For opportunity funds, these conditions are met typically close to the end of the fund’s life. The Company's current opportunity funds were not near the end of their harvest period during the quarter, when they would typically earn performance fee.

    The Company had management fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $4 million as of September 30, 2020 and management and performance fees receivable of $9 million as of December 31, 2019. The Company had no unearned revenues as of September 30, 2020 and December 31, 2019.

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

    Assured Guaranty is not primarily liable for the debt obligations issued by the VIEs it insures and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on FG VIEs’ liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero by maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by Assured Guaranty under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid for FG VIEs is included in Note 4, Expected Loss to be Paid.

As part of the terms of its financial guaranty contracts, the Company, under its insurance contract, obtains certain protective rights with respect to the VIE that give the Company additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the Company typically is not deemed to control the VIE; however, once a trigger event occurs, the Company's control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the Company and, accordingly, where the Company is obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The Company is deemed to be the control party for certain VIEs under GAAP, typically when its protective rights give it the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the Company the control party have not been triggered, then the VIE is not consolidated. If the Company is deemed no longer to have those protective rights, the VIE is deconsolidated.

The Company has elected the fair value option for assets and liabilities of the FG VIEs because the carrying amount transition method was not practical.

    As of both September 30, 2020 and December 31, 2019, the Company consolidated 27 FG VIEs. During Nine Months 2020, there were two FG VIEs that matured and two FG VIEs that were consolidated. During Nine Months 2019, two FG VIEs were deconsolidated, two FG VIEs matured, and one FG VIE was consolidated.

    The change in the ISCR of the FG VIEs’ assets held as of September 30, 2020 that was recorded in the condensed consolidated statements of operations for Third Quarter 2020 and Nine Months 2020 were gains of $14 million and losses of $2 million, respectively. The change in the ISCR of the FG VIEs’ assets were gains of $7 million and $42 million for Third Quarter 2019 and Nine Months 2019, respectively. To calculate ISCR, the change in the fair value of the FG VIEs’ assets is allocated between changes that are due to ISCR and changes due to other factors, including interest rates. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield less current expected cash flows discounted at that same original effective yield.

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

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$283	$279
FG VIEs’ liabilities with recourse	17	21
FG VIEs’ liabilities without recourse	17	19
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	50	52
Unpaid principal for FG VIEs’ liabilities with recourse (1)	353	388
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2020 to 2038.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of September 30, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$228	$266	$270	$297
U.S. RMBS second lien	56	58	70	70
Other	11	12	—	—
Total with recourse	295	336	340	367
Without recourse	19	19	102	102
Total	$314	$355	$442	$469

Consolidated Investment Vehicles

    As of September 30, 2020 and December 31, 2019, $352 million and $79 million, respectively, was invested net of distributions in AssuredIM funds by AGAS, with a fair value of $379 million as of September 30, 2020 and $77 million as of December 31, 2019. The CLO Warehouse Fund is invested in the subordinated notes of certain CLOs and CLO warehouses managed by AssuredIM, and which are also consolidated.

    The consolidated investment vehicles are VIEs. The Company consolidates these investment vehicles as it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE (through its asset management subsidiaries) and its level of economic interest in the entities (through a jointly owned subsidiary of its U.S. insurance subsidiaries).

    Each of the consolidated AssuredIM funds are investment companies for accounting purposes and therefore account for their underlying investments at fair value. Changes in the fair value of assets and liabilities of consolidated investment vehicles, interest income and interest expense are recorded in "fair value gains (losses) on consolidated investment vehicles" in the condensed consolidated statements of operations.

    Upon consolidation of an AssuredIM fund, the Company records noncontrolling interest (NCI) for the portion of each fund owned by employees and any third party investors. Redeemable employee-owned NCI is classified outside of shareholders’ equity, within temporary equity, and non-redeemable employee-owned NCI is presented within shareholders' equity in the condensed consolidated balance sheets. Redemption features for certain employee-owned interests that are amended may result in reclassifications between redeemable NCI and non-redeemable NCI.

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

    Generally, the consolidation of investment vehicles and FG VIEs has a significant effect on the Company's assets, liabilities and cash flows. The consolidated investment vehicles have no net effect on the net income attributable to the Company, other than the economic interests held by the Company's (1) Insurance segment through a jointly owned subsidiary of the U.S. insurance subsidiaries, and (2) Asset Management subsidiaries. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable NCI in the condensed consolidated financial statements. Liquidity available at the Company's consolidated investment vehicles is typically not available for corporate liquidity needs, except to the extent of the Company's investment in the fund.

Assets and Liabilities
of Consolidated Investment Vehicles

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Assets (1):
Fund assets:
Cash and cash equivalents	$169	$2
Fund investments, at fair value (2)
Corporate securities	85	47
Equity securities and warrants	43	17
Structured products	40	—
Obligations of state and political subdivisions	50	—
Due from brokers and counterparties	35	—
Other assets	1	—
CLO and CLO warehouse assets:
Cash	13	12
CLO investments, at fair value
Loans of CFE	878	494
Loans, at fair value option	175	—
Short-term investments	30	—
Due from brokers and counterparties	20	—
Total assets	$1,539	$572
Liabilities:
CLO obligations of CFE, at fair value (3)	830	481
Warehouse financing debt, at fair value option (4)	47	—
Securities sold short, at fair value	53	—
Due to brokers and counterparties	162	—
Other liabilities	—	1
Total liabilities	$1,092	$482
____________________
(1)     Assets held by consolidated investment vehicles are not available to fund the general liquidity needs of the Company.

(2)    Includes investment in affiliates of $44 million and $9 million as of September 30, 2020 and December 31, 2019, respectively.

(3)    The weighted average maturity and weighted average interest rate of CLO obligations were 5.6 years and 2.4%, respectively, for September 30, 2020 and 12.8 years and 3.8%, respectively, for December 31, 2019. CLO obligations will mature at various dates ranging from 2031 to 2032.

(4)    The weighted average maturity and weighted average interest rate of warehouse financing debt of CLO warehouses were 7.0 years and 1.9%, respectively, for September 30, 2020. Bank debt will mature at various dates ranging from 2021 to 2029.

As of September 30, 2020, the consolidated investment vehicles had a commitment to invest $12 million.

As of September 30, 2020, the consolidated investment vehicles included forward currency contracts with a notional of $3 million and average notional of $2 million. The fair value of the forward contracts recorded in the Company's condensed consolidated balance sheets and the net change in fair value recorded in the condensed consolidated statements of operations for Nine Months 2020 were de minimis.

The following table shows the information for assets and liabilities of the consolidated investment vehicles measured using the fair value option.

As of
September 30, 2020
(in millions)
Excess of unpaid principal over fair value of CLO loans	$3
Unpaid principal for warehouse financing debt	47

On June 26, 2020, CLOWH, as borrower, entered into a revolving credit facility pursuant to which CLOWH may borrow for purposes of purchasing loans during the CLO warehouse stage. Under the CLOWH revolving credit facility, the principal amount may not exceed $175 million. The current available commitment is determined by an advance rate of 70% based on the amount of equity contributed to the warehouse. Based on the current advance rate and amount of equity contributed, the available commitment for CLOWH as of September 30, 2020 was $67 million. As of September 30, 2020, CLOWH had drawn down $39 million. The maturity date of the revolving credit facility is January 15, 2029. The unpaid principal amounts will bear quarterly interest at a rate of 3-month LIBOR plus 175 bps. Accrued interest on all loans will be paid on the 15th of January, April, July and October beginning October 2020.

On August 26, 2020, EUR 2021-1, as borrower, entered into a credit facility pursuant to which EUR 2021-1 may borrow for purposes of purchasing loans during the CLO warehouse stage. Under the EUR 2021-1 credit facility, the principal amount may not exceed €140 million (which was equivalent to $164 million as of September 30, 2020). The current available commitment is determined by an advance rate of 70% based on the amount of equity contributed to the warehouse. Based on the current advance rate and amount of equity contributed, the available commitment for EUR 2021-1 as of September 30, 2020 was €7 million (or $8 million). As of September 30, 2020, EUR 2021-1 had drawn down €7 million (or $8 million). The ramp up period under the credit facility terminates on August 26, 2021 and the final maturity date is August 25, 2022. During the ramp up period the unpaid principal amounts will bear interest at a rate of 3-month Euribor plus 170 bps. Thereafter the interest rate increases by 50 basis points per quarter until maturity. Accrued interest on all loans will be paid on the last day of the ramp up period or the closing date of the CLO, whichever is earlier, and then quarterly thereafter until maturity, or upon the payment in full by the borrower of all secured obligations, or upon CLO closing, whichever is earlier.

Redeemable Noncontrolling Interests in Consolidated Investment Vehicles

	Third Quarter 2020	Nine Months 2020
	(in millions)
Beginning balance	$20	$7
Reallocation of ownership interests	—	(10)
Contributions to investment vehicles	—	25
Net income (loss)	1	(1)
September 30,	$21	$21

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

    The effect on the statements of operations and financial condition of consolidating AssuredIM investment vehicles includes (i) changes in fair value of consolidated investment vehicles assets and liabilities, (2) the elimination of the equity in earnings in investees related to AGAS's and AssuredIMs's investments in the consolidated AssuredIM funds, (3) the elimination of debt of the consolidated CLOs and CLO warehouses against the assets of the consolidated CLO Warehouse Fund, (4) the recording of noncontrolling interest for the proportion of each consolidated AssuredIM fund that is not owned by the Company, and (5) the elimination of intercompany asset management fees.

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

    Cash flows of the consolidated investment vehicles attributable to such entities' investment purchases and dispositions, as well as operating expenses of the investment vehicles, are presented as cash flow from operating activities in the condensed consolidated statements of cash flows. Borrowings under credit facilities, debt issuances and repayments, and capital cash flows to and from investors are presented as financing activities consistent with investment company guidelines.

Effect of Consolidating FG VIEs and Consolidated Investment Vehicles
on the Condensed Consolidated Balance Sheets
Increase (Decrease)

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Assets
Investment portfolio:
Fixed maturity securities and short-term investments	$(33)	$(39)
Equity method investments (1)	(379)	(77)
Total investments	(412)	(116)
Premiums receivable, net of commissions payable	(6)	(7)
Salvage and subrogation recoverable	(9)	(8)
FG VIEs’ assets, at fair value	314	442
Assets of consolidated investment vehicles (1)	1,539	572
Total assets	$1,426	$883
Liabilities and shareholders’ equity
Unearned premium reserve	$(41)	$(39)
Loss and LAE reserve	(44)	(41)
FG VIEs’ liabilities with recourse, at fair value	336	367
FG VIEs’ liabilities without recourse, at fair value	19	102
Liabilities of consolidated investment vehicles (1)	1,092	482
Total liabilities	1,362	871

Redeemable noncontrolling interests in consolidated investment vehicles (1)	21	7

Retained earnings	27	34
Accumulated other comprehensive income	(31)	(35)
Total shareholders’ equity attributable to Assured Guaranty Ltd.	(4)	(1)
Nonredeemable noncontrolling interests (1)	47	6
Total shareholders’ equity	43	5
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$1,426	$883
 ____________________
(1)    These line items represent the components of the effect of consolidated investment vehicles.

Effect of Consolidating FG VIEs and Consolidated Investment Vehicles
on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Net earned premiums	$(2)	$(2)	$(4)	$(16)
Net investment income	(1)	(1)	(4)	(3)
Asset management fees	(2)	—	(4)	—
Fair value gains (losses) on FG VIEs	—	4	(8)	42
Fair value gains (losses) on consolidated investment vehicles	18	—	37	—
Loss and LAE	(1)	(3)	7	(18)
Other operating expense	—	—	1	—
Equity in net earnings of investees	(13)	—	(29)	—
Effect on income before tax	(1)	(2)	(4)	5
Less: Tax provision (benefit)	(1)	—	(2)	1
Effect on net income (loss)	—	(2)	(2)	4
Effect on redeemable noncontrolling interests	3	—	5	—
Effect on net income (loss) attributable to AGL	$(3)	$(2)	$(7)	$4

The fair value gains on consolidated investment vehicles for Third Quarter 2020 and Nine Months 2020 were attributable to price appreciation on the investments held by the consolidated investment vehicles.

The fair value losses on FG VIEs were $8 million for Nine Months 2020, primarily due to price depreciation due to the observed widening in the market spreads for the underlying collateral. For Third Quarter 2020, the fair value gains on FG VIEs were de minimis. For Third Quarter 2019, the primary driver of the gain was price appreciation on the FG VIEs' assets resulting from improvement in the underlying collateral. For Nine Months 2019, the primary driver of the gain was attributable to higher recoveries on FG VIEs' second lien U.S. RMBS assets.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $95 million and liabilities of $12 million as of September 30, 2020, and assets of $91 million and liabilities of $12 million as of December 31, 2019, primarily recorded in the investment portfolio and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Insurance Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 18 thousand policies monitored as of September 30, 2020, approximately 16 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of September 30, 2020 and December 31, 2019, the Company identified 84 and 90 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 27 FG VIEs as of both September 30, 2020 and December 31, 2019. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Insurance Exposure.

    The Company manages funds and CLOs that have been determined to be a VIE, in which the Company concluded that it held no variable interests, through either equity interests held, debt interests held or decision-making fees received by the Asset Management subsidiaries. As such, the Company does not consolidate these entities.

12.    Income Taxes

Overview

AGL and its Bermuda subsidiaries AG Re, AGRO, and Cedar Personnel Ltd. (Bermuda Subsidiaries) are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL's U.S., U.K. and French subsidiaries are subject to income taxes imposed by U.S., U.K. and French authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code (the Code) to be taxed as a U.S. domestic corporation.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of
	September 30, 2020	December 31, 2019
	(in millions)
Deferred tax assets (liabilities)	$(37)	$(17)
Current tax assets (liabilities)	25	47
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

    The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 28%, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

    A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Expected tax provision (benefit)	$19	$17	$50	$64
Tax-exempt interest	(5)	(5)	(13)	(15)
Change in liability for uncertain tax positions	(17)	1	(17)	1
Effect of provision to tax return filing adjustment	(7)	(6)	(7)	(6)
State taxes	1	—	2	1
Foreign taxes	(4)	6	3	11
Taxes on reinsurance	4	5	3	9
Deferred compensation	—	(1)	—	(3)
Other	(1)	—	(1)	(1)
Total provision (benefit) for income taxes	$(10)	$17	$20	$61
Effective tax rate	(12.0)%	19.2%	8.4%	18.6%

The expected tax provision (benefit) is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
U.S.	$72	$101	$244	$326
Bermuda	(14)	10	1	26
U.K. and other	21	(25)	(6)	(26)
Total	$79	$86	$239	$326

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
U.S.	$200	$186	$606	$562
Bermuda	35	37	94	110
U.K. and other	33	(17)	36	(5)
Total	$268	$206	$736	$667

    Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of September 30, 2020, AGUS had open tax years with the U.S. Internal Revenue Service (IRS) for 2017 to present. In July 2020, the IRS issued a Revenue Agent Report for the 2016 tax year which did not identify any material adjustments. In September 2020, the Company received a letter from the Joint Committee on Taxation identifying no exceptions to the conclusions reached by the IRS to close the audit with no additional findings or changes. As a result the Company released, in Third Quarter 2020, previously recorded uncertain tax position reserves and accrued interest of approximately $17 million. Assured Guaranty Overseas US Holdings Inc. has open tax years of 2017 forward but is not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2017 forward.

Uncertain Tax Positions

    The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.3 million for Nine Months 2020 and $1 million for the full year 2019. As of September 30, 2020 and December 31, 2019, the Company has accrued $0.1 million and $2 million of interest, respectively.

    The total amount of reserves for unrecognized, uncertain tax positions, including accrued interest, as of September 30, 2020 and December 31, 2019 that would affect the effective tax rate, if recognized, was $0.4 million and $17 million, respectively. In connection with the closing of the 2016 audit year, the Company released $17 million of previously recorded reserves for uncertain tax positions in both Third Quarter 2020 and Nine Months 2020.
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

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York, asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. The trial, before Justice Marcy Friedman, and originally scheduled for March 9, 2020, has been postponed due to the COVID-19 pandemic. Justice Friedman is set to retire at the end of 2020, at which time it is anticipated this matter will be reassigned to another commercial division justice. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and remove this action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court.

14.    Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, June 30, 2020	$427	$(41)	$(22)	$(38)	$7	$333
Other comprehensive income (loss) before reclassifications	74	12	(1)	—	—	85
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	8	5	—	—	—	13
Fair value gains (losses) on FG VIEs	—	—	4	—	—	4
Total before tax	8	5	4	—	—	17
Tax (provision) benefit	(1)	(1)	(1)	—	—	(3)
Total amount reclassified from AOCI, net of tax	7	4	3	—	—	14
Net current period other comprehensive income (loss)	67	8	(4)	—	—	71
Balance, September 30, 2020	$494	$(33)	$(26)	$(38)	$7	$404

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2019

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, June 30, 2019	$301	$51	$(27)	$(38)	$8	$295
Other comprehensive income (loss) before reclassifications	57	(21)	(2)	—	—	34
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	29	(12)	—	—	—	17
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Total before tax	29	(12)	(3)	—	—	14
Tax (provision) benefit	(5)	—	1	—	—	(4)
Total amount reclassified from AOCI, net of tax	24	(12)	(2)	—	—	10
Net current period other comprehensive income (loss)	33	(9)	—	—	—	24
Balance, September 30, 2019	$334	$42	$(27)	$(38)	$8	$319

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342
Effect of adoption of accounting guidance on credit losses	62	(62)	—	—	—	—
Other comprehensive income (loss) before reclassifications	102	(30)	2	—	—	74
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	26	(14)	—	—	—	12
Fair value gains (losses) on FG VIEs	—	—	1	—	—	1
Total before tax	26	(14)	1	—	—	13
Tax (provision) benefit	(4)	3	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	22	(11)	1	—	—	12
Net current period other comprehensive income (loss)	80	(19)	1	—	—	62
Balance, September 30, 2020	$494	$(33)	$(26)	$(38)	$7	$404

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2019

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	312	(68)	(6)	(1)	—	237
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	43	(30)	—	—	—	13
Net investment income	2	14	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(13)	—	—	(13)
Total before tax	45	(16)	(13)	—	—	16
Tax (provision) benefit	(8)	—	3	—	—	(5)
Total amount reclassified from AOCI, net of tax	37	(16)	(10)	—	—	11
Net current period other comprehensive income (loss)	275	(52)	4	(1)	—	226
Balance, September 30, 2019	$334	$42	$(27)	$(38)	$8	$319

Share Repurchases

    On November 2, 2020, the Board of Directors (the Board) authorized the repurchase of an additional $250 million of common shares. Under this and previous authorizations, as of November 5, 2020, the Company was authorized to purchase $332 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2019 (January 1 - March 31)	1,908,605	$79	$41.62
2019 (April 1 - June 30)	2,519,130	111	43.89
2019 (July 1 - September 30)	3,400,677	150	44.11
2019 (October 1 - December 31)	3,335,517	160	47.97
Total 2019	11,163,929	$500	$44.79
2020 (January 1 - March 31)	3,629,410	116	32.03
2020 (April 1 - June 30)	5,956,422	164	27.49
2020 (July 1- September 30)	1,857,323	40	21.72
2020 (October 1- November 5)	1,726,524	$46	$26.36
Total 2020	13,169,679	$366	$27.78

15.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$86	$69	$214	$265
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$86	$69	$214	$265
Basic shares	83.2	98.2	87.4	100.8
Basic EPS	$1.03	$0.71	$2.45	$2.63

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$86	$69	$214	$265
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$86	$69	$214	$265

Basic shares	83.2	98.2	87.4	100.8
Dilutive securities:
Options and restricted stock awards	0.6	0.7	0.6	0.8
Diluted shares	83.8	98.9	88.0	101.6
Diluted EPS	$1.02	$0.70	$2.43	$2.61
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.5	—	1.0	—

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, including their impact on the factors listed below;
•changes in the world’s credit markets, segments thereof, interest rates, credit spreads or general economic conditions;

•developments in the world’s financial and capital markets that adversely affect insured obligors’ repayment rates, Assured Guaranty’s insurance loss or recovery experience, investments of Assured Guaranty or assets it manages;
•reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty's insurance;
•the loss of investors in Assured Guaranty's asset management strategies or the failure to attract new investors to Assured Guaranty's asset management business;
•the possibility that budget or pension shortfalls or other factors will result in credit losses or impairments on obligations of state, territorial and local governments and their related authorities and public corporations that Assured Guaranty insures or reinsures;
•insured losses in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures;
•increased competition, including from new entrants into the financial guaranty industry;
•poor performance of Assured Guaranty's asset management strategies compared to the performance of the asset management strategies of Assured Guaranty's competitors;
•the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments and investments it manages, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity or to unanticipated consequences;
•the impact of market volatility on the mark-to-market of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, most of its contracts written in credit default swap (CDS) form, and variable interest entities (VIEs) as well as on the mark-to-market of assets Assured Guaranty manages;
•rating agency action, including a ratings downgrade, a change in outlook, the placement of ratings on watch for downgrade, or a change in rating criteria, at any time, of AGL or any of its insurance subsidiaries, and/or of any securities AGL or any of its subsidiaries have issued, and/or of transactions that AGL’s insurance subsidiaries have insured;
•the inability of Assured Guaranty to access external sources of capital on acceptable terms;
•changes in applicable accounting policies or practices;
•changes in applicable laws or regulations, including insurance, bankruptcy and tax laws, or other governmental actions;
•the failure of Assured Guaranty to successfully integrate the business of BlueMountain Capital Management, LLC (BlueMountain) and associated entities, now known as Assured Investment Management LLC (AssuredIM);

•the possibility that acquisitions made by Assured Guaranty, including its acquisition of BlueMountain (BlueMountain Acquisition), do not result in the benefits anticipated or subject Assured Guaranty to unanticipated consequences;
•difficulties with the execution of Assured Guaranty’s business strategy;
•loss of key personnel;
•the effects of mergers, acquisitions and divestitures;
•natural or man-made catastrophes or pandemics;
•other risk factors identified in AGL’s filings with the United States (U.S.) Securities and Exchange Commission (the SEC);
•other risks and uncertainties that have not been identified at this time; and
•management’s response to these factors.

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

The Company routinely posts important information for investors on its web site (under www.assuredguaranty.com/company-statements and, more generally, under the Investor Information tab at www.assuredguaranty.com/investor-information and Businesses tab at www.assuredguaranty.com/businesses). The Company also maintains a social media account on LinkedIn (www.linkedin.com/company/assured-guaranty/). The Company uses its web site and may use its social media account as a means of disclosing material information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Company Statements, Investor Information and Businesses portions of the Company's web site as well as the Company's social media account on LinkedIn, in addition to following the Company's press releases, SEC filings, public conference calls, presentations and webcasts.

The information contained on, or that may be accessed through, the Company's web site or social media account is not incorporated by reference into, and is not a part of, this report.

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to AGL's 2019 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2020, and June 30, 2020.

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

In the Asset Management segment, the Company provides investment advisory services, which include the management of collateralized loan obligations (CLOs), opportunity and liquid asset strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of September 30, 2020, AssuredIM had $17.0 billion of assets under management (AUM), including $1.0 billion that is managed on behalf of the Company's insurance subsidiaries. AUM may be impacted by a wide range of factors, including the condition of the global economy and financial markets, the relative attractiveness of the investment strategies of AssuredIM, and regulatory or other governmental policies or actions. For an explanation of how the Company defines and uses the AUM metric and why it provides useful information to investors, please see " -- Results of Operations by Segment -- Asset Management Segment."

Fees in respect of investment advisory services are the largest component of revenues for the Asset Management segment. AssuredIM asset managers are compensated for their investment advisory services generally through management fees which are based on AUM. In addition, AssuredIM asset managers may receive performance fees on certain CLOs and funds, if certain thresholds are met.

The Corporate division consists primarily of interest expense on the debt of Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH), as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

The Company reviews its segment results before giving effect to the consolidation of VIEs. The effect of consolidating VIEs, as well as intersegment eliminations and certain reclassifications are presented separately in the Company's reconciliation of segment results to accounting principles generally accepted in the United States of America (GAAP) and non-GAAP measures.

Economic Environment and Impact of COVID-19

The novel coronavirus that emerged in Wuhan, China in late 2019 and which causes the coronavirus disease known as COVID-19 continued to spread throughout the world over the course of 2020. As of September 30, 2020, there were over 35 million confirmed cases worldwide and over 7 million confirmed cases in the U.S. COVID-19 was declared a pandemic by the World Health Organization, and its emergence and reactions to it, including various closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for quite some time now, its ultimate size, depth, course and duration remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

    As a consequence of the onset of the COVID-19 pandemic, economic activity in the U.S. and throughout the world slowed significantly, but has begun to recover. By the end of the three-month period ended September 30, 2020 (Third Quarter 2020), the unemployment rate had declined to 7.9% from a high of 14.7% in April, according to a report issued by the U.S. Bureau of Labor Statistics (the BLS) in early October. The BLS noted that in September the number of unemployed persons fell by 1.0 million to 12.6 million. The 12.6 million unemployed in September was much lower than the 23.1 million unemployed in April. The Bureau of Economic Analysis (BEA) reported that GDP increased at an annual rate of 33.1% in Third Quarter 2020 after decreasing at an annual rate of 31.4% in the second quarter of 2020.

Among the steps taken by the Federal Reserve Board (the Fed) to help counteract the negative economic consequences of COVID-19 was the establishment of the Municipal Liquidity Facility (MLF), which was authorized to provide up to $500 billion in 36-month loans to certain qualifying states and municipalities. As of the end of Third Quarter 2020, only two issuers - the State of Illinois and New York's Metropolitan Transit Authority - had borrowed from the MLF.

In its September 15-16th meeting, the Federal Open Market Committee (FOMC), citing the ongoing pandemic, decided to keep the target range for the federal funds rate at 0% to .25 % and “expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.” In addition, the Fed pledged to increase its holdings of Treasury securities and agency mortgage-backed securities over the coming months “at least at the current pace to sustain smooth market functioning and help foster accommodative financial conditions, thereby supporting the flow of credit to households and businesses.” Fed Chairman Jerome Powell and other officials at the Fed continued to encourage federal lawmakers to pass additional COVID-19 related stimulus packages.

The 30-year AAA Municipal Market Data (MMD) rate started the quarter at 1.63%, and during the quarter it never ended the day higher. It reached a historical low of 1.27% on August 7th. The average AAA benchmark yield for the quarter of 1.49% was the lowest average yield on record for any quarter. A-rated GO spreads relative to the 30-year AAA MMD rate decreased from 49 basis points (bps) at the beginning of the quarter to 43 bps at the end of the quarter. BBB spreads also decreased from 157 bps relative to the AAA benchmark at the beginning of the quarter to 143 bps at the end of the quarter. Both levels remain above the pre-pandemic lows (35 bps on As and 63 bps on BBBs), but, the quarter-end spread of 43 bps between the A and AAA GO 30-year MMD rates is still below the 49 bps average in January 2016. See “Key Business Strategies -- Insurance” below for the impact of the interest rate environment and U.S. municipal credit spreads on the demand for bond insurance.

After double-digit gains in the second quarter of 2020, the Dow Jones Industrial Average (DJIA) gained nearly 8% in Third Quarter 2020, the S&P 500 Index gained over 8%, and the Nasdaq Composite gained 11%.

The ongoing impact of the COVID-19 pandemic and governmental and private actions taken in response produced a surge in home prices and home sales. The National Association of Realtors (NAR) reported that existing home sales increased 9.4% to a seasonally adjusted annual rate of 6.54 million units in September 2020, the highest level since May 2006. The median existing house price gained 14.8% from a year ago to $311,800 in September. The Commerce Department reported that year-over-year new single-family home sales were up 32.1% from the 726,000 homes sold in September 2019. The median sales price rose to $326,800 from $322,400 in August (the latest data available), while the average price grew to $405,400 from $382,700. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 5.7% annual gain in August (the latest data available), up from 4.8% in the previous month. In See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of the residential market assumptions used in determining expected losses for U.S. residential mortgage-backed securities (RMBS).

Direct and indirect consequences of COVID-19 are causing financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, and may result in increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims. The Company's Surveillance department has established supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions and related restrictions or an economic downturn. In addition, the Company's surveillance department has been in contact with certain of its credits that it believes may be more at risk from COVID-19 and governmental and private responses to COVID-19. The Company's internal ratings and loss projections for those distressed credits it believes are most likely to be impacted by the COVID-19 pandemic, including RMBS, Puerto Rico and certain other distressed public finance exposures, reflect this augmented surveillance activity. Through November 5, 2020, the Company had not paid any first-time financial guaranty claims it believes are due to credit stress arising specifically from COVID-19. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it are unknown, so the Company cannot predict the ultimate size of any increases in claims and loss reserves that may result from the pandemic.

The Company believes its financial guaranty business model is particularly well-suited to withstand global economic disruptions. If an insured obligor defaults, the Company is required to pay only any shortfall in interest and principal on scheduled payment dates; the Company’s policies forbid acceleration of its obligations without its consent. In addition, many of the obligations the Company insures benefit from debt service reserve funds or other funding sources from which interest and principal may be paid during limited periods of stress, providing the obligor with an opportunity to recover. While the Company believes its guaranty may support the market value of an insured obligation in comparison to a similar uninsured obligation, the Company’s ultimate loss on a defaulted insured obligation is not a function of that underlying obligation’s market price. Rather, the Company’s ultimate loss is the sum of all principal and interest payments it makes under its policy less the sum of all reimbursements, subrogation payments and other recoveries it receives from the obligor or any other sources in connection with the obligation. For contracts accounted for as insurance (which constitute 98% of its net par outstanding at September 30, 2020), its expected losses equal the discounted value of all insurance payments it projects making less the discounted value of all recoveries it expects to receive, on a probability-weighted basis. See Part I, Financial Statements, Note 4, Expected Losses to be Paid.

The nature of the financial guaranty business model, which requires the Company to pay only any shortfall in interest and principal on scheduled payment dates, along with the Company’s liquidity practices, reduce the need for the Company to sell investment assets in periods of market distress. As of September 30, 2020, the Company had $858 million of short-term investments and $223 million of cash. In addition, the Company’s investment portfolio generates cash over time through interest and principal receipts.

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as the second quarter of 2020 progressed, and this continued in Third Quarter 2020. The present value of new business production (PVP) for both the Third Quarter 2020 and the nine-month period ended September 30, 2020 (Nine Months 2020) was very strong compared to a year ago. See "-- Results of Operations by Segment -- Insurance Segment" below. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products over the medium term. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand, as appears to have been the case in Third Quarter 2020. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. While a reduction in new insurance business written compared to previous years would be unwelcome since it would impact the Company's net income in future years, it would have a limited impact on the current year’s net income, since the Company earns the premium for a new policy over the term of the policy, often as long as twenty or thirty years. In 2019, for example, only approximately 3% of the premiums the Company earned in 2019 related to new financial guaranty policies it wrote in 2019.

The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may have an adverse impact on the amount of third-party funds the Company can attract to its asset management products and on the amount of the Company’s AUM, which would reduce the amount of management fees earned by the Company. In addition, the volatility and downgrades in loan markets have triggered over-collateralization provisions in CLOs, deferring current CLO management fee payments to the Company. On the other hand, periods of market volatility may increase the attractiveness to investors of investment managers such as AssuredIM, and may provide the Company with opportunities to increase its AUM. In Nine Months 2020, funded AUM declined, but fee-earning AUM increased, largely as the result of the sale of CLO equity before the disruption in the markets caused by the COVID-19 pandemic. See "-- Results of Operations by Segment -- Asset Management Segment" below.

The Company’s ability to raise third-party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors, and if it performs worse during the COVID-19 pandemic than its competitors, that could impede its ability to raise funds, seek investors and hire and retain professionals, and may also lead to an impairment of goodwill. In Nine Months 2020, the Company considered the impact of COVID-19 on the Company’s goodwill carrying value associated with the Asset Management segment, and determined no impairment had occurred.

Over the past several years, the Company’s insurance subsidiaries have sought and received permission from their respective regulators to make certain discretionary payments to their holding companies, which has increased the amount of cash available to such holding companies to make investments in the asset management business and, in the case of AGL, to repurchase its common shares. The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may impact the Company’s regulatory capital position and the willingness of the insurance subsidiaries’ regulators to permit discretionary payments to their holding companies, which may result in the Company investing less in the asset management business or spending less to repurchase its common shares than it had planned. As of November 5, 2020, the Company had remaining authorization to repurchase $332 million of its common shares, including an additional $250 million authorization approved by the Board of Directors (the Board) on November 2, 2020. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company’s holding companies’ ability to meet their obligations may be constrained,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

    The Company began operating remotely in accordance with its business continuity plan in March 2020, instituting mandatory work-from-home policies in its U.S., U.K. and Bermuda offices. The Company is providing the services and communications it normally would, and continues to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades. However, the Company’s operations could be disrupted if key members of its senior management or a significant percentage of its workforce or the workforce of its vendors were unable to continue work because of illness, government directives, or otherwise. In addition, the Company’s shift to working from home has made it more dependent on the Internet and communications access and capabilities and has heightened its risk of cybersecurity attacks. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in such systems could adversely affect the Company’s business,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Financial Performance of Assured Guaranty

    Results of operations for Third Quarter 2020 and Nine Months 2020 include the results of AssuredIM, which was acquired on October 1, 2019.

Financial Results

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions, except per share amounts)
GAAP Highlights
Net income (loss) attributable to AGL	$86	$69	$214	$265
Net income (loss) attributable to AGL per diluted share	1.02	0.70	2.43	2.61
Weighted average diluted shares	83.8	98.9	88.0	101.6

Adjusted operating income (loss) (1) (2)
Insurance	$81	$107	$320	$379
Asset Management	(12)	—	(30)	—
Corporate	(18)	(28)	(83)	(79)
Other	(3)	(2)	(7)	4
Adjusted operating income (loss)	48	77	200	304
Adjusted operating income per diluted share (2)	0.58	0.79	2.28	3.00

Insurance Segment
Gross written premiums (GWP)	$121	$69	$334	$159
PVP (1)	117	89	264	187
Gross par written	7,432	4,909	16,477	11,799
Asset Management Segment
CLO net inflows	$123	$—	$584	$—
Opportunity funds net outflows	(27)	—	(77)	—
Liquid strategies net inflows	—	—	370	—
Wind-down funds net outflows	(228)	—	(1,644)	—
Total net flows	$(132)	$—	$(767)	$—

	As of September 30, 2020		As of December 31, 2019
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity attributable to AGL	$6,549	$79.63	$6,639	$71.18
Adjusted operating shareholders' equity (1) (3)	6,070	73.80	6,246	66.96
Adjusted book value (1) (4)	8,885	108.02	9,047	96.99
Gain (loss) related to the effect of consolidating VIEs (VIE consolidation) included in adjusted operating shareholders' equity	1	0.01	7	0.07
Gain (loss) related to VIE consolidation included in adjusted book value	(8)	(0.11)	(4)	(0.05)
Common shares outstanding (5)	82.2		93.3
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
(2)    "Adjusted operating income" was formerly known as "Non-GAAP operating income." Adjusted operating income is also the Company's segment measure.
(3)    "Adjusted operating shareholders' equity" was formerly known as "Non-GAAP operating shareholders' equity."
(4)    "Adjusted book value" was formerly known as "Non-GAAP adjusted book value."
(5)    See "Key Business Strategies – Capital Management" below for information on common share repurchases.

    Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses such as: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of VIEs and committed capital securities (CCS), changes in fair value related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses.

    Other factors that drive volatility in net income in the Insurance segment include: changes in expected losses and recoveries, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including credit impairment), changes in foreign exchange rates, the effects of large settlements, commutations, acquisitions, the effects of the Company's various loss mitigation strategies, and changes in the fair value of investments in AssuredIM funds. In the Asset Management segment, changes in the fair value of AssuredIM funds affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Revenues:
Net earned premiums	$107	$123	$331	$353
Net investment income	71	88	229	296
Asset management fees	17	—	60	—
Net realized investment gains (losses)	13	16	12	12
Net change in fair value of credit derivatives	(3)	5	20	(25)
Fair value gains (losses) on financial guaranty VIEs	—	4	(8)	42
Fair value gains (losses) on consolidated investment vehicles	18	—	37	—
Foreign exchange gain (loss) on remeasurement	40	(21)	(20)	(24)
Commutation gains (losses)	—	—	38	1
Other income (loss)	5	(9)	37	12
Total revenues	268	206	736	667
Expenses:
Loss and loss adjustment expenses (LAE)	73	30	130	75
Interest expense	21	22	64	67
Amortization of deferred acquisition costs (DAC)	4	3	11	13
Employee compensation and benefit expenses	57	38	167	118
Other operating expenses	41	27	128	71
Total expenses	196	120	500	344
Income (loss) before income taxes and equity in net earnings of investees	72	86	236	323
Equity in net earnings of investees	7	—	3	3
Income (loss) before income taxes	79	86	239	326
Provision (benefit) for income taxes	(10)	17	20	61
Net income (loss)	89	69	219	265
Less: Noncontrolling interest	3	—	5	—
Net income (loss) attributable to AGL	$86	$69	$214	$265

    Third Quarter 2020 Compared with Third Quarter 2019

    Net income attributable to AGL for Third Quarter 2020 was higher compared to the three-month period ended September 30, 2019 (Third Quarter 2019) primarily due to:

•foreign exchange gains on remeasurement in Third Quarter 2020 compared with losses in Third Quarter 2019,
•fair value gains in the consolidated AssuredIM funds (the consolidated investment vehicles), and
•a tax benefit attributable to the release of reserves for uncertain tax positions.

These increases were offset in part by:

•higher loss and LAE attributable to U.S. RMBS,
•lower net investment income due to lower average balances in the fixed maturity portfolio,
•lower net earned premiums mainly due to lower accelerations from refundings and terminations, and
•losses in the Asset Management segment.

    Nine Months 2020 Compared with Nine Months 2019

    Net income attributable to AGL for Nine Months 2020 was lower compared to the nine-month period ended September 30, 2019 (Nine Months 2019) primarily due to:

•lower net investment income due to lower average balances in the fixed maturity investment portfolio,
•higher loss and LAE attributable primarily to a lower benefit for U.S. RMBS transactions, offset in part by lower loss expense on public finance transactions,
•fair value losses on FG VIE in Nine Months 2020 compared with gains in Nine Months 2019,
•losses in the Asset Management segment, and
•lower net earned premiums mainly due to lower accelerations from refundings and terminations.

These decreases were offset in part by:

•fair value gains on credit derivatives in Nine Months 2020 compared with losses in Nine Months 2019,
•a commutation gain in Nine Months 2020 ,
•fair value gains in the consolidated investment vehicles, and
•a tax benefit attributable to the release of reserves for uncertain tax positions.

    Shareholders' equity attributable to AGL decreased since December 31, 2019 primarily due to share repurchases and dividends, partially offset by net income. Adjusted operating shareholders' equity decreased in Nine Months 2020 as adjusted operating income was offset mainly by share repurchases and dividends. Adjusted book value decreased in Nine Months 2020 primarily due to share repurchases and dividends, partially offset by net premiums written.

        Shareholders' equity attributable to AGL per share, adjusted operating shareholders' equity per share and adjusted book value per share all increased in Nine Months 2020 to $79.63, $73.80 and $108.02, respectively. In Nine Months 2020, the Company repurchased an additional 11.4 million shares under the share repurchase program that began in 2013, at an average price of $27.99 per share during Nine Months 2020. See "Accretive Effect of Cumulative Repurchases" table below.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, and no taxes for the Company’s Bermuda subsidiaries Assured Guaranty Re Ltd (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO) and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate in Third Quarter 2020 and Nine Months 2020 was lower than the comparable periods in 2019 due mainly to the release of a reserve for uncertain tax positions.

Key Business Strategies

    The Company continually evaluates its business strategies. For example, with the BlueMountain Acquisition the Company has increased its focus on asset management and alternative investments. Currently, the Company is pursuing the following key business strategies in three areas:

•Insurance
•Asset Management and Alternative Investments
•Capital Management

Insurance

    The Company seeks to grow the insurance business through new business production, acquisitions of legacy monolines or reinsurance of their portfolios, and to continue to mitigate losses in its current insured portfolio.

    Growth of the Insured Portfolio

    The Company seeks to grow its insurance portfolio through new business production in each of its three markets: U.S. public finance, international infrastructure and global structured finance. The Company believes high-profile defaults by municipal obligors, such as Puerto Rico, Detroit, Michigan and Stockton, California have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance:

•encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds;
•enables institutional investors to operate more efficiently; and
•allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

    On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance compared to pre-financial crisis levels, and provisions in legislation known as the 2017 Tax Cuts and Jobs Act, such as the reduction in corporate tax rates, have made municipal obligations less attractive to certain institutional investors.

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

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as the second quarter of 2020 progressed, and this continued in Third Quarter 2020. PVP for both the Third Quarter 2020 and Nine Months 2020 was very strong compared to a year ago. See "-- Results of Operations by Segment -- Insurance Segment" below. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products over the medium term. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand, as appears to have been the case in Third Quarter 2020. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. While a reduction in new insurance business written compared to previous years would be unwelcome since it would impact the Company's net income in future years, it would have a limited impact on the current year’s net income, since the Company earns the premium for a new policy over the term of the policy, often as long as twenty or thirty years. In 2019, for example, only approximately 3% of the premiums the Company earned in 2019 related to new financial guaranty policies it wrote in 2019.

            U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2020	Nine Months 2019	Year Ended December 31, 2019
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$330.4	$267.5	$406.6
Total insured	$25.4	$15.6	$23.9
Insured by Assured Guaranty	$15.1	$8.8	$14.0
Number of issues:
New municipal bonds issued	8,536	7,313	10,590
Total insured	1,605	1,227	1,724
Insured by Assured Guaranty	734	616	839
Bond insurance market penetration based on:
Par	7.7%	5.8%	5.9%
Number of issues	18.8%	16.8%	16.3%
Single A par sold	27.3%	21.6%	21.4%
Single A transactions sold	54.3%	55.8%	54.9%
$25 million and under par sold	22.0%	18.4%	18.1%
$25 million and under transactions sold	21.9%	20.3%	19.7%
____________________
(1)    Source: The amounts in the table are those reported by Thomson Reuters. The table excludes Corporate-CUSIP transactions insured by Assured Guaranty, which the Company also considers to be public finance business.

    The Company also considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios. These transactions enable the Company to improve its future earnings and deploy excess capital.

    In Nine Months 2020, the Company reassumed $336 million in par from its largest remaining legacy financial guaranty reinsurer. This commutation resulted in an increase of unearned premium reserve of $5 million and commutation gain of $38 million.

    Loss Mitigation

    In an effort to avoid, reduce or recover losses and potential losses in its insurance portfolios, the Company employs a number of strategies.

    In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico Electric Power Authority (PREPA) restructuring support agreement and the Puerto Rico Sales Tax Financing Corporation (COFINA) plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Insurance Exposure and the Insured Portfolio section below.

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

Asset Management

    The establishment of AssuredIM represents a significant increase in the Company's participation in the asset management industry. AssuredIM is a diversified asset manager that serves as investment advisor to CLOs, opportunity and liquid strategy funds such as a municipal bond fund, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM manages structured and public finance, credit and special situation investments, with a track record dating back to 2003. AssuredIM underwrites assets and structures investments while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. In the second quarter of 2020, AssuredIM launched a new strategy, focused on more liquid investments. Liquid strategies are investment vehicles that typically offer investors redemption rights within one year and are largely invested in liquid securities, such as municipal obligations. As of September 30, 2020, liquid strategies includes a municipal bond fund, launched primarily with funds from the U.S. insurance subsidiaries, and management of a portfolio of the U.S. insurance companies' municipal obligation under an Investment Management Agreement (IMA).

    As of September 30, 2020, AssuredIM is a top-twenty CLO manager by AUM, as published by CreditFlux, and is led by an experienced CLO and loan research team. AssuredIM and its affiliates have issued 38 CLOs since inception, in both the U.S. and European markets. The CLOs have broad investor distribution with access to a diversified set of global investors. The team has focused on building diversified portfolios with a focus on free cash flow generation and downside protection.

    The Company allocated $500 million of capital to funds managed by AssuredIM plus additional amounts in other accounts managed by AssuredIM. The Company intends to use these capital investments to (a) launch new products in AssuredIM and (b) enhance the returns of its own investment portfolio. As of September 30, 2020, the Company had invested approximately $352 million, net of distributions, of the $500 million it intends to invest in AssuredIM funds. This capital was invested in four new investment vehicles, with each vehicle dedicated to a single strategy including CLOs, asset-backed finance, healthcare structured capital and municipal bonds. In addition, Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC) entered into an IMA with AssuredIM for the management of a portfolio of municipal obligations and a portfolio of CLOs. They have together allocated $250 million to municipal obligation strategies and $263 million to CLO strategies, with authorization to allocate an additional $37 million to CLOs strategies. All of these strategies are consistent with the investment strengths of AssuredIM and its plans to continue to grow its investment strategies.

    Over time, the Company seeks to broaden and further diversify its Asset Management segment leading to increased AUM and a fee-generating platform. The Company intends to leverage AssuredIM infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations.

Capital Management

    In recent years, the Company has developed several strategies to manage capital within the Assured Guaranty group efficiently.

    From 2013 through November 5, 2020, the Company has repurchased 118.9 million common shares for approximately $3,582 million, representing approximately 61% of the total shares outstanding at the beginning of the repurchase program in 2013. On November 2, 2020, the Board authorized an additional $250 million of share repurchases. Under this and previous authorizations, as of November 5, 2020, the Company had remaining authorization to repurchase $332 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2019	$3,216	105.72	$30.42
2020 (First Quarter)	116	3.63	32.03
2020 (Second Quarter)	164	5.96	27.49
2020 (Third Quarter)	40	1.86	21.72
2020 (through November 5, 2020)	46	1.73	$26.36
Cumulative repurchases since the beginning of 2013	$3,582	$118.90	$30.13

Accretive Effect of Cumulative Repurchases (1)

	Third Quarter 2020	Nine Months 2020	As of September 30, 2020
	(per share)
Net income (loss) attributable to AGL	$0.48	$1.03
Adjusted operating income	0.22	0.94
Shareholders' equity attributable to AGL			$28.85
Adjusted operating shareholders' equity			25.43
Adjusted book value			45.48
_________________
(1)    Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013.

    The Company considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in Nine Months 2020, AGUS purchased $23 million of principal of AGMH's outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $5 million in Nine Months 2020. Since the second quarter of 2017, AGUS has purchased $154 million in principal of AGMH's outstanding Junior Subordinated Debentures. The Company may choose to make additional purchases of this or other Company debt in the future.

Other Matters

Ratings

    Demand for the financial guaranties issued by the Company's insurance subsidiaries may be impacted by changes in the credit ratings assigned to them by the rating agencies. On July 16, 2020, S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P), affirmed the ratings it assigns to AGL, AGL's insurance subsidiaries, and certain other AGL affiliates. The financial strength ratings (or similar ratings) assigned to AGL’s insurance subsidiaries, along with the date of the most recent rating action (or confirmation) by the rating agency assigning the rating, are shown in the table below. Ratings are subject to continuous rating agency review and revision or withdrawal at any time. In addition, the Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies.

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (7/16/20)	AA (stable) (10/29/20)	(1)	—
Municipal Assurance Corp. (MAC)	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	—	—
AG Re	AA (stable) (7/16/20)	—	—	—
AGRO	AA (stable) (7/16/20)	—	—	A+ (stable) (7/13/20)
Assured Guaranty (Europe) plc (AGE UK)	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	A2 (stable) (8/13/19)	—
Assured Guaranty (Europe) SA (AGE SA)	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	—	—
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

Brexit

    On June 23, 2016, a referendum was held in the U.K. in which a majority voted to exit the European Union (EU), known as “Brexit”. The U.K. government served notice to the European Council on March 29, 2017 of its desire to withdraw in accordance with Article 50 of the Treaty on European Union. As described in Part 1, Item 1, Business, Regulation of the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the U.K. parliament approved a withdrawal agreement with the EU and the U.K. left the EU on January 31, 2020. There is a transition period under the terms of the withdrawal agreement which will end on December 31, 2020. Negotiations have been ongoing during the transition period between the U.K. and EU to determine the wider terms of the U.K.'s future relationship with the EU, including the terms of trade between the U.K. and the EU. If the U.K. and EU fail to agree on the U.K.'s future relationship with the EU during the transition period ending on December 31, 2020, there will be considerable uncertainty as to the ongoing terms of the U.K’s relationship with the EU, including the terms of trade between the U.K. and the EU, and a likely negative impact on all parties.

The Company established AGE SA in mid-2019 to address the potential impact of Brexit on the Company's ability to write new business in the European Economic Area (EEA), and to service existing business in the EEA. AGE SA was authorized by the French insurance and banking supervisory authority, the Autorité de Contrôle Prudential et de Résolution, on January 2, 2020, to provide insurance covering credit, suretyship and miscellaneous financial loss and was passported to write such insurance in certain other EEA member states. On October 1, 2020, AGE UK transferred those of its existing policies that are affected by Brexit to AGE SA in order for that company to service such business.

LIBOR Sunset

    In 2017, the U.K.’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate London Interbank Offered Rate (LIBOR). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. While regulators have suggested substitute rates, including the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR, if it occurs, will be contract-specific. The Company has exposure to LIBOR in four areas of its operations: (i) issuers of obligations the Company insures have obligations, assets and hedges that reference LIBOR, and some of the obligations the Company insures reference LIBOR, (ii) debt issued by the Company's wholly owned subsidiaries AGUS and AGMH currently pay, or will convert to, a floating interest rate tied to LIBOR, (iii) CCS from which the Company benefits pay interest tied to LIBOR, and (iv) certain obligations issued by, and certain assets owned by, its consolidated investment vehicles pay interest tied to LIBOR. While the documents relevant to the consolidated investment vehicles were entered into after LIBOR sunset was announced and generally contain fallback language contemplating the discontinuance of LIBOR, documents relevant to the other three areas were entered into before the LIBOR sunset was announced and generally contain less robust fallback language.

    The Company has reviewed its insured portfolio to identify insured transactions that it believes may be vulnerable to the transition from LIBOR. The review focused on insured issues that are scheduled or projected to have an outstanding principal balance as of December 31, 2021, the date of LIBOR’s scheduled sunset, and excluded, due to their immateriality, insured issues projected to have an outstanding principal balance of less than $1 million at December 31, 2021. The Company reviewed the language governing the setting of interest rates in the event of unavailability of LIBOR in the governing documents of all below-investment-grade (BIG) insured transactions (except those issues projected to have an outstanding principal balance of less than $1 million at December 31, 2021), which the Company believes are most likely to be vulnerable to issues relating to the setting of interest rates after the sunset of LIBOR. The Company has also reviewed relevant language in the documents relating to the debt issued by the Company and the CCS that benefit the Company. As a significant portion of these securities are likely, absent a legislative solution or agreement by the parties, to become fixed rate in December 2021, the initial benefit or harm of the sunset of LIBOR depends on the level of interest rates at such time. Also, whatever interest rate is set by the party responsible for calculating the interest rate may be challenged in the court by other parties in interest. The Company has initiated a dialogue with relevant trustees, calculation agents, auction agents, servicers and other parties responsible for implementing the rate change in these transactions. Most have not yet committed to a course of action. The documents for the LIBOR-based obligations and assets of the consolidated investment vehicles generally include relatively standardized fallback language for transitions to an alternative index. There is some uncertainty with respect to what alternative index will be adopted.
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

Results of Operations

Business Segments

    The Company reports its results of operations consistent with the manner in which the Company's CODM reviews the business to assess performance and allocate resources. Prior to the BlueMountain Acquisition on October 1, 2019, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in the fourth quarter of 2019, with the BlueMountain Acquisition and expansion into the asset management business, the Company now operates in two distinct segments, Insurance and Asset Management. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the financial guaranty (FG) VIEs and investment vehicles. See Item 1. Financial Statements, Note 11, Variable Interest Entities.

    The Insurance segment primarily consists of the Company's insurance subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment also includes the income (loss) from its proportionate equity investments in AssuredIM funds.

    The Asset Management segment consists of the Company's investment management subsidiaries and associated entities, which provide asset management services to outside investors as well as to the Company's Insurance segment. The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross, as components of asset management fees and other operating expenses.

The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH, as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

    Other items consist of intersegment eliminations, reclassification of asset management reimbursable expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain AssuredIM investment vehicles in which Insurance segment invests.

    The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

    The Company analyzes the operating performance of each segment using "adjusted operating income." See “-- Non-GAAP Financial Measures -- Adjusted Operating Income” below for definition of "adjusted operating income" (formerly known as non-GAAP operating income) and Item 1, Financial Statements, Note 2, Segment Information. Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles; however the effect of consolidating such entities, including the related eliminations, is included in the "other" in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

    The following table summarizes adjusted operating income from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. See also Item 1, Financial Statements, Note 2, Segment Information.

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Adjusted operating income (loss) by segment:
Insurance	$81	$107	$320	$379
Asset Management	(12)	—	(30)	—
Corporate	(18)	(28)	(83)	(79)
Other	(3)	(2)	(7)	4
Adjusted operating income (loss)	$48	$77	$200	$304
Reconciling items from adjusted operating income to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments	$13	$16	$12	$12
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(3)	11	6	(29)
Fair value gains (losses) on CCS	(10)	(14)	13	(4)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	40	(20)	(15)	(23)
Total pre-tax adjustments	40	(7)	16	(44)
Plus tax effect on pre-tax adjustments	(2)	(1)	(2)	5
Net income (loss) attributable to AGL	$86	$69	$214	$265

Results of Operations by Segment

Insurance Segment Results

Insurance Results

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Revenues
Net earned premiums and credit derivative revenues	$113	$129	$345	$382
Net investment income	75	89	240	298
Commutation gains (losses)	—	—	38	1
Other income (loss)	1	4	8	16
Total revenues	189	222	631	697
Expenses
Loss expense	76	37	133	66
Amortization of DAC	4	3	11	13
Employee compensation and benefit expenses	35	34	105	105
Other operating expenses	19	23	59	60
Total expenses	134	97	308	244
Equity in net earnings of investees (1)	20	1	37	3
Adjusted operating income (loss) before income taxes	75	126	360	456
Provision (benefit) for income taxes	(6)	19	40	77
Adjusted operating income (loss)	$81	$107	$320	$379
____________________
(1)    Includes interest income of $6 million in Third Quarter 2020 and $13 million in Nine Months 2020 related to consolidated investment vehicles' investments in debt securities.

Insurance New Business Production

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
GWP
Public Finance—U.S.	$93	$46	$182	$119
Public Finance—non-U.S.	28	20	143	34
Structured Finance—U.S.	1	2	10	4
Structured Finance—non-U.S.	(1)	1	(1)	2
Total GWP	$121	$69	$334	$159
PVP (1):
Public Finance—U.S.	$93	$46	$182	$122
Public Finance—non-U.S.	24	16	73	28
Structured Finance—U.S.	—	25	9	33
Structured Finance—non-U.S.	—	2	—	4
Total PVP	$117	$89	$264	$187
Gross Par Written (1):
Public Finance—U.S.	$6,932	$4,212	$14,855	$9,885
Public Finance—non-U.S.	500	237	1,434	712
Structured Finance—U.S.	—	438	188	1,159
Structured Finance—non-U.S.	—	22	—	43
Total gross par written	$7,432	$4,909	$16,477	$11,799
Average rating on new business written	BBB+	A-	A-	A-
____________________
(1)    PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

    GWP relates to both financial guaranty insurance and specialty insurance and reinsurance contracts. Financial guaranty GWP includes (1) amounts collected upfront on new business written, (2) the present value of future contractual or expected premiums on new business written (discounted at risk free rates), and (3) the effects of changes in the estimated lives of transactions in the inforce book of business. Specialty insurance and reinsurance GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore are not included in GWP.

The non-GAAP measure, PVP, on the other hand, includes upfront premiums and the present value of expected future installments on new business at the time of issuance, discounted at the approximate average pre-tax book yield of fixed maturity securities purchased during the prior calendar year, for all contracts whether in insurance or credit derivative form. See Non-GAAP Financial Measures below.

Third Quarter 2020

    U.S. public finance GWP and PVP, including transactions guaranteed in both the primary and secondary markets, doubled compared with Third Quarter 2019. The average rating of all U.S. public finance par written in Third Quarter 2020 was BBB+. The Company guaranteed 63% of insured U.S. public finance new issuance par in Third Quarter 2020, representing 5.2% penetration of the total new issuance market, compared to 3.0% in Third Quarter 2019.

    Outside the U.S., public finance GWP increased 40% and PVP increased 50% in Third Quarter 2020, compared with Third Quarter 2019. In Third Quarter 2020, the Company's new French subsidiary, AGE SA, wrote a guaranty of a solar bond transaction in Spain, and the Company's U.K. subsidiary wrote a guaranty of a U.K. university student housing transaction. The Company has consistently written new non-U.S. public finance business every quarter since the end of 2015.

    The Company did not write any structured finance transactions in Third Quarter 2020. Business activity in the international infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

        Nine Months 2020

    Nine Months 2020 GWP increased 110%, and PVP increased 41% compared with Nine Months 2019, driven by public finance new business production in both, the U.S and Europe. U.S public finance GWP and PVP increased by 53% and 49%, respectively. The average rating of U.S. public finance par written was A-, and represented 59% of the total U.S. municipal market insured issuance in Nine Months 2020.

    Outside the U.S., increases in public finance GWP and PVP were attributable primarily to several guaranties of solar bond transactions in Spain, and a secondary market guaranty to a European financial institution for a public sector credit, all written by the Company's new French subsidiary, AGE SA, as well as a U.K. university housing transaction written by the Company's U.K subsidiary. In addition, several insured transactions were restructured resulting in no additional insured exposure.

Structured finance new business production declined in Nine Months 2020 compared with Nine Months 2019, which included a large transaction in the Third Quarter 2019.

    Net Earned Premiums and Credit Derivative Revenues

    Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of financial guaranty insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, reassumptions of previously ceded business or books of business acquired in a business combination. See Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Premiums, for additional information. Credit derivative revenue represents realized gains on credit derivatives representing premiums received and receivable.

    Net earned premiums due to accelerations are attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company's contractual rights to make claim payments on an accelerated basis.

    Refundings occur in the public finance market and had been at historically high levels until recently primarily due to the low interest rate environment, which allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the 2017 Tax Cuts and Jobs Act regarding the termination of the tax-exempt status of advance refunding bonds have resulted in fewer refundings.

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

Net Earned Premiums and Credit Derivative Revenues

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Financial guaranty insurance:				71
Public finance
Scheduled net earned premiums	$75	$68	$218	$211
Accelerations:
Refundings	17	27	58	76
Terminations	—	10	6	10
Total accelerations	17	37	64	86
Total public finance	92	105	282	297
Structured finance
Scheduled net earned premiums	17	18	51	61
Accelerations	—	1	—	7
Total structured finance	17	19	51	68
Specialty insurance and reinsurance	—	1	2	4
Total net earned premiums	$109	$125	$335	$369
Credit derivative revenues	4	4	10	13
Total net earned premiums and credit derivative revenue	$113	$129	$345	$382

    Net earned premiums decreased in Third Quarter 2020 compared with Third Quarter 2019 primarily due to a decrease in public finance accelerations of net earned premiums from refundings and terminations, offset in part by an increase in scheduled earned premiums due to higher levels of premiums written in recent periods. Net earned premiums decreased in Nine Months 2020 compared with Nine Months 2019, primarily due to the reduction in net earned premiums from accelerations and scheduled decline in structured finance par outstanding, in addition to a reduction in accelerations. At September 30, 2020, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

    Credit derivative revenues have declined in Nine Months 2020 compared with Nine Months 2019 primarily due to the scheduled decline in the net par outstanding. The Company has not written new credit derivatives since 2009. Other than credit derivatives that may be acquired in business combinations and reinsurance agreements, or as part of loss mitigation strategies, credit derivative exposure is expected to decline.

    Net Investment Income and Equity in Net Earnings of Investees

Net investment income is a function of the yield earned and the size of the investment portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the invested assets. Net investment income in the Insurance segment represents income earned on the available for sale portfolio, short-term investments and invested assets other than equity method investments.

Equity method investments in the Insurance segment include the insurance companies' investments in AssuredIM funds, as well as other direct investments. The income (loss) on such investments is presented as a separate line item, "equity in earnings of investees." The Company currently intends to invest up to $500 million in AssuredIM funds, and as of September 30, 2020 had invested $352 million, net of distributions.

Net Investment Income and Equity in Net Earnings of Investees

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Managed by third parties	$54	$67	$178	$207
Internally managed:
AssuredIM	3	—	3	—
Loss mitigation and other securities	17	23	57	95
Intercompany loans	3	1	8	2
Gross investment income	77	91	246	304
Investment expenses	(2)	(2)	(6)	(6)
Net investment income	$75	$89	$240	$298

AssuredIM funds	$13	$—	$29	$—
Other	7	1	8	3
Equity in net earnings of investees (1)	20	1	37	3
____________________
(1)    Includes interest income of $6 million in Third Quarter 2020 and $13 million in Nine Months 2020 related to consolidated investment vehicles' investments in debt securities.

    Net investment income for Third Quarter 2020 and Nine Months 2020 decreased compared to Third Quarter 2019 and Nine Months 2019, primarily due to (1) lower average balances in the externally managed fixed-maturity investment portfolio, which declined due to dividends paid from the insurance subsidiaries that were used for AGL share repurchases, and a shift of assets to AssuredIM funds, and other alternative investments, and (2) lower average balances in the portfolio of securities purchased for loss mitigation purposes, which typically earn a higher yield than the externally managed portfolio of fixed maturities, as balances amortize or are settled. In Nine Months 2019, a large loss mitigation security was favorably settled and is no longer in the loss mitigation security portfolio; the proceeds of the settlement were reinvested in the assets that had lower yields. The overall pre-tax book yield was 3.40% as of September 30, 2020 and 3.63% as of September 30, 2019. Excluding the internally managed portfolio, pre-tax book yield was 3.00% as of September 30, 2020 and 3.22% as of September 30, 2019.

The fair value gains on investments in AssuredIM funds in Third Quarter 2020 and Nine Months 2020 were attributable to price appreciation in all AssuredIM funds.

    Commutation Gains (Losses)

    In Nine Months 2020, the Company reassumed $336 million in par from its largest remaining legacy third party financial guaranty reinsurer. This commutation resulted in an increase of unearned premium reserve of $5 million and commutation gain of $38 million.

    Other Income (Loss)

    Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

Other Income (Loss)

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$—	$(1)	$(5)	$(1)
Other	1	5	13	17
Total other income (loss)	$1	$4	$8	$16
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

    In order to efficiently evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses expected losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid primarily consists of the present value of future: expected claim and LAE payments, expected recoveries from issuers or excess spread, cessions to reinsurers, expected recoveries/payables for breaches of representations and warranties, and the effects of other loss mitigation strategies. Current risk-free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Assumptions used in the determination of the net expected loss to be paid such as delinquency, severity, and discount rates and expected time frames to recovery were consistent by sector regardless of the accounting model used. The primary drivers of economic loss development are discussed below. Changes in risk-free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid/ (Recovered)		Net Economic Loss Development/ (Benefit)
	As of		Third Quarter		Nine Months
	September 30, 2020	December 31, 2019	2020	2019	2020	2019
	(in millions)
Insurance	$421	$683	$65	$17	$96	$5
FG VIEs	63	58	(2)	(2)	5	(26)
Credit derivatives	(13)	(4)	7	10	—	7
Total	$471	$737	$70	$25	$101	$(14)

Net exposure rated BIG	$7,997	$8,506

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid/(Recovered)		Net Economic Loss Development/(Benefit)
	As of		Third Quarter		Nine Months
	September 30, 2020	December 31, 2019	2020	2019	2020	2019
	(in millions)
U.S. public finance (1)	$263	$531	$56	$50	$142	$204
Non-U.S. public finance	33	23	4	5	9	(4)
Structured finance
U.S. RMBS	137	146	1	(40)	(61)	(223)
Other structured finance	38	37	9	10	11	9
Structured finance	175	183	10	(30)	(50)	(214)
Total	$471	$737	$70	$25	$101	$(14)

Effect of changes in the risk-free rates included in economic loss development (benefit)			$(2)	$1	$30	$(4)
____________________
(1)    The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of $1,025 million as of September 30, 2020 and $819 million as of December 31, 2019 for claims already paid.

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of September 30, 2020	0.00%	-	1.52%	0.54%
As of June 30, 2020	0.00%	-	1.47%	0.57%
As of December 31, 2019	0.00%	-	2.45%	1.94%
As of September 30, 2019	0.00%	-	2.20%	1.79%
As of June 30, 2019	0.00%	-	2.63%	2.10%
As of December 31, 2018	0.00%	-	3.06%	2.74%
        Third Quarter 2020 Net Economic Loss Development

    Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of September 30, 2020 compared with $5.8 billion as of December 31, 2019. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2020 will be $263 million, compared with $531 million as of December 31, 2019. Economic loss development on U.S. exposures in Third Quarter 2020 was $56 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $4 million for non-U.S. exposures during Third Quarter 2020 mainly due to the impact of lower Euro Interbank Offered Rate (Euribor).

    U.S. RMBS: The economic loss development attributable to U.S. RMBS was $1 million and was mainly related to reduction of excess spread of $6 million, and mostly offset by higher recoveries for secured charged-off loans and changes in discount rates. The economic development attributable to changes in discount rates was a gain of $2 million in Third Quarter 2020.

Other Structured Finance Economic Loss Development: The economic loss development was approximately $9 million for other structured finance exposures during Third Quarter 2020, which was mainly attributable to loss adjustment expenses for certain transactions.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid for additional information.

        Third Quarter 2019 Net Economic Loss Development

    Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.8 billion as of September 30, 2019 compared with $6.4 billion as of December 31, 2018. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2019 would be $520 million, compared with $832 million as of December 31, 2018. Economic loss development on U.S. exposures in Third Quarter 2019 was $50 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $5 million for non-U.S. exposures during Third Quarter 2019 due to the impact of negative European interest rates on an interest rate swap in an Italian transaction.

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

        Nine Months 2020 Net Economic Loss Development

    Economic loss development on U.S. public finance exposures in Nine Months 2020 was $142 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $9 million for non-U.S. public finance exposures during Nine Months 2020 mainly due to the impact of lower Euribor. The net benefit attributable to U.S. RMBS was $61 million and was mainly related to higher excess spread on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to LIBOR, which decreased in Nine Months 2020, and partially offset by COVID-19 related forbearances. The economic development attributable to changes in discount rates was a loss of $30 million in Nine Months 2020.

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

The following table presents the Insurance segment loss and LAE, net of reinsurance.

Insurance Segment
Loss and LAE (Benefit)

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
U.S. public finance	$61	$64	$153	$228
Non-U.S. public finance	3	1	3	(7)
Structured finance
U.S. RMBS	6	(39)	(32)	(172)
Other structured finance	6	11	9	17
Structured finance	12	(28)	(23)	(155)
Total loss and LAE (benefit)	$76	$37	$133	$66

    The primary components of the Insurance segment loss and LAE expense were as follows:

•Loss and LAE in Third Quarter 2020 and Nine Months 2020 was mainly driven by loss expense on certain Puerto Rico transactions. For Nine Months 2020, these losses were partially offset by a benefit in U.S. RMBS transactions.

•Loss and LAE in Third Quarter 2019 and Nine Months 2019 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit in U.S. RMBS exposures.

    For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Asset Management Segment Results

Asset Management Results

	Third Quarter	Nine Months
	2020	2020
	(in millions)
Revenues
Management fees:
CLOs	$5	$12
Opportunity funds and liquid strategies	2	7
Wind-down funds	5	21
Total management fees (1)	12	40
Other income	2	4
Total revenues	14	44
Expenses
Amortization of intangible assets	3	9
Employee compensation and benefit expenses	19	51
Other operating expenses (1)	7	21
Total expenses	29	81
Adjusted operating income (loss) before income taxes	(15)	(37)
Provision (benefit) for income taxes	(3)	(7)
Adjusted operating income (loss)	$(12)	$(30)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross, as components of asset management fees and other operating expenses.

    Asset Management Fees

    Management fees from CLOs are the net management fees that AssuredIM retains after rebating the portion of these fees that pertains to the CLO equity that is held directly by AssuredIM funds. Gross management fees from CLOs, before rebates to AssuredIM funds, were $8 million and $25 million for Third Quarter 2020 and Nine Months 2020, respectively. The COVID-19 pandemic and resulting volatility and downgrades in loan markets have triggered over-collateralization provisions in CLOs, resulting in the deferral of $3 million and $6 million in CLO management fee payments for Third Quarter 2020 and Nine Months 2020, respectively, as well as slowed the issuance of CLOs.
Management fees from opportunity funds and liquid strategies are mainly attributable to previously established opportunity funds and also include three funds created since the Company's acquisition of BlueMountain in the fourth quarter of 2019 in which the Insurance segment’s U.S. insurance subsidiaries invest. Total opportunity funds and liquid strategies'' AUM, including assets managed under an IMA with the insurance companies, includes $620 million in AUM of the Company's U.S.insurance subsidiaries.
Distributions to investors in the wind-down funds are expected to continue, at least into 2021.
    There were de minimis performance fees recognized in Third Quarter 2020 and Nine Months 2020. Performance fees are recorded when the contractual performance criteria (sometimes referred to as "high water marks" or "return hurdles") have been met and when it is probable that a significant reversal of revenues will not occur in future reporting periods. For opportunity funds, these conditions are met typically close to the end of the fund’s life. The Company's current opportunity funds were not near the end of their harvest period during the quarter, when they would typically earn performance fees.
    Expenses
    Expenses primarily consist of employee compensation and benefits, and also include other operating expenses such as rent, depreciation and amortization related to the leases held by AssuredIM in New York and London. Amortization of finite-

lived intangible assets, which mainly consist of AssuredIM's CLO and investment management contracts and its CLO distribution network, was $3 million and $9 million during Third Quarter 2020 and Nine Months 2020, respectively.
As of September 30, 2020, the Company has $114 million in goodwill and $66 million in finite-lived intangible assets associated with its acquisition of BlueMountain. In 2020, the Company assessed the carrying value of these intangible assets and determined no impairment occurred. The Company continues to evaluate developments in market conditions, changes in key personnel and other factors that may impact the Company’s ability to raise third party funds and retain and attract professionals, which may affect the carrying value of, and result in an impairment of, goodwill or intangible assets.
    Assets Under Management

    The Company uses AUM as a metric to measure progress in its Asset Management segment. The Company uses measures of its AUM in its decision making process and intends to use a measure of change in AUM in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

•the amount of aggregate collateral balance and principal cash of AssuredIM's CLOs, including CLO equity that may be held by AssuredIM funds. This also includes CLO assets managed by BlueMountain Fuji Management, LLC (BM Fuji). AssuredIM is not the investment manager of BM Fuji CLOs, but rather has entered into a services agreement and a secondary agreement with BM Fuji pursuant to which AssuredIM provides certain services associated with the management of BM Fuji-advised CLOs and acts in the capacity of service provider, and

•the net asset value of all funds and accounts other than CLOs, plus any unfunded commitments.

The Company's calculation of AUM may differ from the calculation employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. The calculation also differs from the manner in which AssuredIM affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.

    The Company also uses several other measurements of AUM to understand and measure its AUM in more detail and for various purposes, including its relative position in the market and its income and income potential:

•“Third-party assets under management” or “3rd Party AUM” refers to the assets AssuredIM manages or advises on behalf of third-party investors. This includes current and former employee investments in AssuredIM's funds. For CLOs, this also includes CLO equity that may be held by AssuredIM's funds.

•“Intercompany assets under management” or “Intercompany AUM” refers to the assets AssuredIM manages or advises on behalf of the Company. This includes investments from affiliates of Assured Guaranty along with general partners' investments of AssuredIM (or its affiliates) into the funds.

•“Funded assets under management” or “Funded AUM” refers to assets that have been deployed or invested into the funds or CLOs.

•“Unfunded assets under management” or “Unfunded AUM” refers to unfunded capital commitments from closed-end funds and CLO warehouse fund.

•“Fee earning assets under management” or “Fee Earning AUM” refers to assets where AssuredIM collects fees and has elected not to waive or rebate fees to investors.

•“Non-fee earning assets under management” or “Non-Fee Earning AUM” refers to assets where AssuredIM does not collect fees or has elected to waive or rebate fees to investors. AssuredIM reserves the right to waive some or all fees for certain investors, including investors affiliated with AssuredIM and/or the Company. Further, to the extent that the Company's wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance compensation earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by AssuredIM.

Rollforward of
Assets Under Management
Third Quarter 2020

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, June 30, 2020	$13,212	$973	$371	$2,460	$17,016

Inflows	168	—	—	—	168
Outflows:
Redemptions	—	—	—	—	—
Distributions	(45)	(27)	—	(228)	(300)
Total outflows	(45)	(27)	—	(228)	(300)
Net flows	123	(27)	—	(228)	(132)
Change in fund value	76	38	7	21	142
AUM, September 30, 2020	$13,411	$984	$378	$2,253	$17,026

Rollforward of
Assets Under Management
Nine Months 2020

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2019	$12,758	$1,023	$—	$4,046	$17,827

Inflows	909	118	370	—	1,397
Outflows:
Redemptions	—	—	—	—	—
Distributions	(325)	(195)	—	(1,644)	(2,164)
Total outflows	(325)	(195)	—	(1,644)	(2,164)
Net flows	584	(77)	370	(1,644)	(767)
Change in fund value	69	38	8	(149)	(34)
AUM, September 30, 2020	$13,411	$984	$378	$2,253	$17,026

Components of
Assets Under Management

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of September 30, 2020:
Funded AUM	$13,350	$879	$378	$2,231	$16,838
Unfunded AUM	61	105	—	22	188

Fee Earning AUM	$8,001	$805	$378	$2,093	$11,277
Non-Fee Earning AUM	5,410	179	—	160	5,749

Intercompany AUM (1)
Funded AUM	$331	$207	$357	$—	$895
Unfunded AUM	50	56	—	—	106

As of December 31, 2019:
Funded AUM	$12,721	$796	$—	$3,980	$17,497
Unfunded AUM	37	227	—	66	330

Fee Earning AUM	$3,438	$695	$—	$3,838	$7,971
Non-Fee Earning AUM	9,320	328	—	208	9,856

Intercompany AUM
Funded AUM	$19	$58	$—	$—	$77
Unfunded AUM	30	84	—	—	114
_____________________
(1)    Includes assets managed by AssuredIM under an IMA with its insurance affiliates of $265 million in CLO strategies and $255 million in liquid municipal strategies as of September 30, 2020.

    Total inflows of $1.4 billion in Nine Months 2020 includes CLO AUM inflows of $909 million, which mainly consists of $402 million for a new CLO, and an IMA with the U.S. insurance company subsidiaries to manage up to $300 million in CLO obligations, of which $263 million had been allocated as of September 30, 2020. Total outflows of $2.2 billion for Nine Months 2020, were mainly driven by the return of capital in wind-down funds, which include certain funds that are in their harvest period.

    CLO AUM includes CLO equity that is held by various AssuredIM funds of $286 million as of September 30, 2020, and $536 million as of December 31, 2019. This CLO equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM funds. AssuredIM funds sold CLO equity prior to the market dislocation caused by the COVID-19 pandemic in March, which contributed to the increase in fee earning AUM from $7,971 million as of December 31, 2019 to $11,277 million as of September 30, 2020; however CLO fees did not increase proportionately due to the breach of certain over-collaterization triggers that deferred certain CLO fees to future periods.

    The launch of a new liquid asset strategy contributed inflows of $370 million for Nine Months 2020. Funds raised in the new liquid strategies primarily include $100 million of capital from the Insurance segment's U.S. insurance subsidiaries that were invested in a new municipal bond fund, as well as a $250 million IMA with the U.S. insurance subsidiaries to manage a portfolio of municipal obligations.

    Opportunity fund inflows of $118 million for Nine Months 2020 consisted mainly of additional investments made by the U.S insurance subsidiaries in the first quarter of 2020.

Corporate Division Results

Corporate Results

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Revenues
Net investment income	$—	$1	$1	$3
Other income (loss)	12	—	7	(1)
Total revenues	12	1	8	2
Expenses
Interest expense	24	23	72	69
Employee compensation and benefit expenses	3	4	11	13
Other operating expenses	5	4	16	11
Total expenses	32	31	99	93
Equity in net earnings of investees	—	(1)	(5)	—
Adjusted operating income (loss) before income taxes	(20)	(31)	(96)	(91)
Provision (benefit) for income taxes	(2)	(3)	(13)	(12)
Adjusted operating income (loss)	$(18)	$(28)	$(83)	$(79)

    Other income in Third Quarter 2020 related to a benefit recognized by the Company in connection with the separation of the former Chief Investment Officer and Head of Asset Management.

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

Interest expense relates to debt issued by AGUS and AGMH. Intersegment interest expense of $3 million in Third Quarter 2020 and $8 million in Nine Months 2020, related primarily to the $250 million AGUS debt to AGM, AGC and MAC, which was borrowed in October 2019 in connection with the BlueMountain Acquisition. Intersegment interest expense was $1 million in Third Quarter 2019 and $2 million in Nine Months 2019.

    Compensation and benefits expenses allocated to the Corporate division are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

    Equity in net earnings of investees was a loss in Nine Months 2020 due to a write down of AGUS' investment in an investment firm that provides investment banking services in the global infrastructure sector.

Other

    Other primarily consists of intersegment eliminations, reclassifications of reimbursable fund expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain AssuredIM investment vehicles in which the operating companies (primarily the insurance subsidiaries in the Insurance segment) invest. The net effect on adjusted operating income (loss) of these items is presented in the table below. See Item 1, Financial Statements, Note 2, Segment Information.

VIE Consolidation Effect on
Net Income (Loss) Attributable to AGL

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Effect of consolidating:
FG VIEs	$(3)	$(2)	$(7)	$4
Investment vehicles	—	—	—	—
VIE consolidation effect	$(3)	$(2)	$(7)	$4

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

    Generally, the consolidation of the Company's consolidated investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The consolidation of the investment vehicles have no net effect on the net income attributable to the Company. The majority of the economic interest the Company holds in consolidated funds is held by the insurance subsidiaries and presented in the Insurance segment. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable noncontrolling interests in the consolidated funds in the Company's consolidated financial statements. See Item 1, Financial Statements, Note 11, Variable Interest Entities, for additional information.

Reconciliation to GAAP

Reconciliation of Net Income (Loss)
Attributable to AGL
To Adjusted Operating Income (Loss)

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to AGL	$86	$69	$214	$265
Less pre-tax adjustments:
Realized gains (losses) on investments	13	16	12	12
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(3)	11	6	(29)
Fair value gains (losses) on CCS (1)	(10)	(14)	13	(4)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	40	(20)	(15)	(23)
Total pre-tax adjustments	40	(7)	16	(44)
Less tax effect on pre-tax adjustments	(2)	(1)	(2)	5
Adjusted operating income (loss)	$48	$77	$200	$304
_____________________
(1)    Presented in Other income (loss) on the condensed consolidated statements of operations.

    Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Gross realized gains on available-for-sale securities	$16	$29	$39	$48
Gross realized losses on available-for-sale securities	(3)	(1)	(12)	(4)
Credit impairments	—	(12)	(15)	(32)
Net realized investment gains (losses)	$13	$16	$12	$12

    Credit impairment in Nine Months 2020 was related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in Nine Months 2020. Credit impairment in Third Quarter 2019 was primarily attributable to foreign exchange losses while Nine Months 2019 was primarily attributable to foreign exchange losses and loss mitigation securities.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the past several years and as of September 30, 2020, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 7, Fair Value Measurement, for additional information.

    During Third Quarter 2020, unrealized fair value losses on credit derivatives were generated primarily as a result of the tightening of AGC spreads, partially offset by price improvements of the underlying collateral. During Third Quarter 2019, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of certain of the Company's public finance CDS, partially offset by unrealized fair value losses related to certain structured finance CDS transactions and effect of changes in discount rates. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased.

    During Nine Months 2020, non-credit impairment fair value gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. These gains were partially offset by the wider spreads of the underlying collateral and lower discount rates.     During Nine Months 2019, unrealized fair value losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. These unrealized losses were offset by price improvements and the final maturity paydown of a CDS contract.

    Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of September 30, 2020		As of December 31, 2019
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(270)	$(111)	$(315)	$(130)
Base Scenario	(159)	—	(185)	—
Decrease of 25 bps	(97)	62	(97)	88
All transactions priced at floor	(62)	97	(56)	129
 ____________________
(1)Includes the effects of changes in the net spreads assumed by the Company.

    Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in Third Quarter 2020 and Third Quarter 2019 were caused primarily by the tightening of market spreads during the periods. Fair value gains on CCS in Nine Months 2020 were primarily due to a widening in market spreads. Fair value losses on CCS recorded in Nine Months 2019 were primarily due to the decrease in interest rates during the year. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

In the first quarter of 2020, the Company changed the discount rate used in the calculation of PVP and net present value of estimated future net revenues, which is a component of adjusted book value. Beginning in 2020, the discount rate is the approximate average pre-tax fixed book yield of fixed-maturity securities purchased in the prior calendar year, excluding loss mitigation bonds. In prior periods the discount rate was a constant 6% discount rate. The Company made these changes and recast prior periods to better reflect the then current interest rate environment. The reconciliation tables of GAAP to non-GAAP financial measures for PVP and adjusted book value indicate the new discount rate for each relevant period. The following paragraphs define each non-GAAP financial measure disclosed by the Company and describe why it is useful. To the extent there is a directly comparable GAAP financial measure, a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is presented below.

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

Reconciliation of Shareholders’ Equity Attributable to AGL
To Adjusted Book Value (1)

	As of September 30, 2020		As of December 31, 2019
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,549	$79.63	$6,639	$71.18
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(50)	(0.60)	(56)	(0.60)
Fair value gains (losses) on CCS	65	0.79	52	0.56
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	563	6.85	486	5.21
Less taxes	(99)	(1.21)	(89)	(0.95)
Adjusted operating shareholders’ equity	6,070	73.80	6,246	66.96
Pre-tax adjustments:
Less: Deferred acquisition costs	118	1.44	111	1.19
Plus: Net present value of estimated net future revenue	183	2.23	206	2.20
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,346	40.68	3,296	35.34
Plus taxes	(596)	(7.25)	(590)	(6.32)
Adjusted book value	$8,885	$108.02	9,047	96.99

Gain (loss) related to VIE consolidation included in adjusted operating shareholders' equity (net of tax provision of $1 and $2)	$1	$0.01	$7	$0.07

Gain (loss) related to VIE consolidation included in adjusted book value (net of tax benefit of $2 and $1)	$(8)	$(0.11)	$(4)	$(0.05)
___________________
(1)    The discount rate used for net present value of estimated net future revenues as of September 30, 2020 is 3%. The prior period has been recast to present the net present value of net future revenues discounted at 3% instead of 6%.

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

Reconciliation of GWP to PVP (1)

	Third Quarter 2020					Third Quarter 2019
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$93	$28	$1	$(1)	$121	$46	$20	$2	$1	$69
Less: Installment GWP and other GAAP adjustments (2)	—	28	1	(1)	28	—	20	2	(1)	21
Upfront GWP	93	—	—	—	93	46	—	—	2	48
Plus: Installment premium PVP	—	24	—	—	24	—	16	25	—	41
PVP	$93	$24	$—	$—	$117	$46	$16	$25	$2	$89

	Nine Months 2020					Nine Months 2019
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
Total GWP	$182	$143	$10	$(1)	$334	$119	$34	$4	$2	$159
Less: Installment GWP and other GAAP adjustments (2)	—	143	10	(1)	152	(3)	34	3	(1)	33
Upfront GWP	182	—	—	—	182	122	—	1	3	126
Plus: Installment premium PVP	—	73	9	—	82	—	28	32	1	61
Total PVP	$182	$73	$9	$—	$264	$122	$28	$33	$4	$187
___________________
(1)    The discount rate used for PVP as of September 30, 2020 is 3%. The prior period has been recast to present PVP discounted at 3% instead of 6%.
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

    The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both September 30, 2020 and December 31, 2019, the Company excluded $1.4 billion of net par attributable to loss mitigation securities. See Item 1, Financial Statements, Note 3, Outstanding Insurance Exposure, for additional information.
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

    The Company calculates its debt service outstanding as follows:

•for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company's public finance transactions), as the total estimated contractual future principal and interest due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity; and

•for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, RMBS and CLOs), as the total estimated expected future principal and interest due on insured obligations through their respective expected terms, which includes the Company's expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2020		As of December 31, 2019
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$72,452	A-	$73,467	A-
Tax backed	34,723	A-	37,047	A-
Municipal utilities	25,596	A-	26,195	A-
Transportation	15,503	BBB+	16,209	BBB+
Healthcare	8,688	BBB+	7,148	A-
Higher education	6,340	A-	5,916	A-
Infrastructure finance	5,393	A-	5,429	A-
Housing revenue	1,278	BBB	1,321	BBB+
Investor-owned utilities	645	A-	655	A-
Renewable energy	207	A-	210	A-
Other public finance	1,745	A-	1,890	A-
Total public finance—U.S.	172,570	A-	175,487	A-
Non-U.S.:
Regulated utilities	18,377	BBB+	18,995	BBB+
Infrastructure finance	17,451	BBB	17,952	BBB
Sovereign and sub-sovereign	11,368	A+	11,341	A+
Renewable energy	2,672	A-	1,555	A
Pooled infrastructure	1,374	AAA	1,416	AAA
Total public finance—non-U.S.	51,242	A-	51,259	A-
Total public finance	223,812	A-	226,746	A-
Structured finance:
U.S.:
RMBS	3,132	BBB-	3,546	BBB-
Life insurance transactions	1,987	AA-	1,776	AA-
Pooled corporate obligations	1,299	AA-	1,401	AA-
Financial products	826	AA-	1,019	AA-
Consumer receivables	815	A-	962	A-
Other structured finance	522	BBB	596	BBB+
Total structured finance—U.S.	8,581	A-	9,300	A-
Non-U.S.:
RMBS	394	A	427	A
Pooled corporate obligations	55	BB+	55	BB+
Other structured finance	233	A+	279	A+
Total structured finance—non-U.S.	682	A	761	A
Total structured finance	9,263	A-	10,061	A-
Total net par outstanding	$233,075	A-	$236,807	A-

The following table sets forth the Company’s net financial guaranty portfolio by internal rating.

Financial Guaranty
Portfolio by Internal Rating

	As of September 30, 2020		As of December 31, 2019
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$4,108	1.8%	$4,361	1.8%
AA	26,021	11.2	29,037	12.3
A	103,575	44.4	111,329	47.0
BBB	91,404	39.2	83,574	35.3
BIG	7,967	3.4	8,506	3.6
Total net par outstanding	$233,075	100.0%	$236,807	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $4.1 billion net par as of September 30, 2020, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

The Company groups its Puerto Rico exposure into three categories:

•Constitutionally Guaranteed.
•Public Corporations – Certain Revenues Potentially Subject to Clawback.
•Other Public Corporations.

    Additional information about recent developments in Puerto Rico and the individual exposures insured by the Company may be found in Item 1, Financial Statements, Note 3, Outstanding Insurance Exposure.

Exposure to Puerto Rico
As of September 30, 2020

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$574	$185	$353	$—	$1,112	$1,150
Puerto Rico Public Buildings Authority (PBA) (2)	2	134	—	(2)	134	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (2)	244	472	180	(79)	817	817
PRHTA (Highway revenue) (2)	399	63	31	—	493	493
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
PREPA (2)	489	71	215	—	775	787
PRASA	—	284	89	—	373	373
MFA	151	23	49	—	223	232
U of PR	—	1	—	—	1	1
Total exposure to Puerto Rico	$1,859	$1,400	$918	$(81)	$4,096	$4,161
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

Amortization Schedule
of Net Par of Puerto Rico
As of September 30, 2020

	Scheduled Net Par Outstanding
	2020 (4Q)	2021 (1Q)	2021 (2Q)	2021 (3Q)	2021 (4Q)	2022	2023	2024	2025 - 2029	2030 - 2034	2035 - 2039	2040 - 2044	2045 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$—	$—	$15	$—	$37	$14	$73	$289	$419	$265	$—	$—	$1,112
PBA	—	—	—	13	—	—	7	—	58	38	18	—	—	134
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	—	—	18	—	28	33	4	165	180	307	82	—	817
PRHTA (Highway revenue)	—	—	—	35	—	40	32	33	58	192	103	—	—	493
PRCCDA	—	—	—	—	—	—	—	—	19	76	57	—	—	152
PRIFA	—	—	—	—	—	—	2	—	—	—	7	7	—	16
Other Public Corporations
PREPA	—	—	—	28	—	28	95	93	386	141	4	—	—	775
PRASA	—	—	—	—	—	—	—	1	109	—	2	15	246	373
MFA	—	—	—	44	—	43	23	19	89	5	—	—	—	223
U of PR	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$—	$—	$—	$153	$—	$176	$206	$223	$1,173	$1,052	$763	$104	$246	$4,096

Amortization Schedule
of Net Debt Service of Puerto Rico
As of September 30, 2020

	Scheduled Net Debt Service
	2020 (4Q)	2021 (1Q)	2021 (2Q)	2021 (3Q)	2021 (4Q)	2022	2023	2024	2025 - 2029	2030 - 2034	2035 - 2039	2040 - 2044	2045 - 2047	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$29	$—	$45	$—	$95	$70	$128	$514	$572	$294	$—	$—	$1,747
PBA	—	4	—	16	—	6	13	6	81	50	20	—	—	196
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	21	—	40	—	69	74	42	340	314	371	89	—	1,360
PRHTA (Highway revenue)	—	13	—	48	—	64	54	53	144	253	111	—	—	740
PRCCDA	—	3	—	3	—	7	7	7	52	103	61	—	—	243
PRIFA	—	—	—	—	—	1	2	1	5	3	10	8	—	30
Other Public Corporations
PREPA	3	15	3	43	3	62	128	122	466	157	5	—	—	1,007
PRASA	—	10	—	10	—	19	19	20	190	68	70	82	272	760
MFA	—	6	—	49	—	52	29	24	102	6	—	—	—	268
U of PR	—	—	—	—	—	—	—	—	—	1	—	—	—	1
Total	$3	$101	$3	$254	$3	$375	$396	$403	$1,894	$1,527	$942	$179	$272	$6,352

Financial Guaranty Exposure to U.S. RMBS

The table below provides information on certain risk characteristics of the Company’s U.S. RMBS exposures. U.S. RMBS exposures represent 1.3% of the total net par outstanding, and BIG U.S. RMBS represent 19.1% of total BIG net par outstanding. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid, for a discussion of expected losses to be paid on U.S. RMBS exposures.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2020

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$18	$18	$—	$508	$36	$580
2005	41	190	21	211	109	572
2006	38	37	9	205	187	476
2007	—	295	24	896	249	1,464
2008	—	—	—	40	—	40
Total exposures	$97	$540	$54	$1,860	$581	$3,132

Exposures rated BIG	$56	$299	$30	$964	$175	$1,524

Specialty Insurance and Reinsurance Exposure

    The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. All specialty insurance and reinsurance exposures shown in the table below were rated investment grade internally as of December 31, 2019. As of September 30, 2020, $30 million of aircraft residual value insurance exposure was rated BIG.

Specialty Insurance and Reinsurance Exposure

	Gross Exposure		Net Exposure
	As of		As of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)
Life insurance transactions (1)	$1,025	$1,046	$883	$898
Aircraft residual value insurance policies	380	398	225	243
Total	$1,405	$1,444	$1,108	$1,141
____________________
(1)    The life insurance transactions net exposure is projected to increase to approximately $0.9 billion by September 30, 2026.

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

    AGL fully and unconditionally guarantees all of the AGUS and AGMH debt. The following tables include summarized financial information for AGL and the U.S. holding company subsidiaries, excluding their investments in subsidiaries. AGUS and AGMH are shown on a combined basis as "U.S. Holding Companies" in the tables below.

	As of September 30, 2020		As of December 31, 2019
	AGL	U.S. Holding Companies	AGL	U.S. Holding Companies
	(in millions)
Investments and cash (1)	$7	$163	$135	$243
Receivables from affiliates (2)	29	—	29	—
Receivable from U.S. Holding Companies	57	—	40	—
Other assets	2	52	2	59

Long term debt	—	1,220	—	1,231
Loans payable to affiliate	—	290	—	290
Payable to affiliates (2)	8	11	9	5
Payable to AGL	—	45	—	40
Other liabilities	6	120	8	130
____________________
(1)    As of September 30, 2020 and December 31, 2019, weighted average duration of U.S. Holding Companies' fixed-maturity securities (excluding AGUS' investment in AGMH's debt) was 1.8 years and 4.4 years, respectively.

(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Nine Months 2020
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	$8

Interest expense	—	72
Other expenses	25	2

Income (loss) before provision for income taxes	(25)	(66)
Equity in net earnings of investees	—	(5)
Net income (loss)	(25)	(57)

The following table presents significant holding company cash flow activities (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.
AGL and U.S. Holding Company Subsidiaries
Significant Cash Flow Items

	AGL	U.S. Holding Companies
	(in millions)
Third Quarter 2020
Intercompany sources	$55	$111
Intercompany (uses)	—	(55)
External sources (uses):
Dividends paid to AGL shareholders	(16)	—
Repurchases of common shares (1)	(40)	—
Interest paid (2)	—	(8)

Third Quarter 2019
Intercompany sources	$180	$124
Intercompany (uses)	—	(90)
External sources (uses):
Dividends paid to AGL shareholders	(17)	—
Repurchases of common shares (1)	(150)	—
Interest paid (2)	—	(9)

Nine Months 2020
Intercompany sources	265	292
Intercompany (uses)	—	(295)
External sources (uses):
Dividends paid to AGL shareholders	(53)	—
Repurchases of common shares (1)	(320)	—
Interest paid (2)	—	(49)

Nine Months 2019
Intercompany sources	412	368
Intercompany (uses)	—	(237)
External sources (uses):
Dividends paid to AGL shareholders	(56)	—
Repurchases of common shares (1)	(340)	—
Interest paid (2)	—	(51)
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

Principal Outstanding of
Long-Term Debt and Intercompany Loans

	As of September 30, 2020		As of December 31, 2019
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS - long-term debt	$850	$845	$850	$844
AGUS - Intercompany loans	290	290	290	290
Total AGUS	1,140	1,135	1,140	1,134
AGMH - long-term debt	730	482	730	476
AGM - long-term debt	3	3	4	4
AGMH's long-term debt purchased by AGUS (1)	(154)	(107)	(131)	(89)
Elimination of intercompany loans	(290)	(290)	(290)	(290)
Total	$1,429	$1,223	$1,453	$1,235
 ____________________
(1)    Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS. Loss on extinguishment of debt was $5 million in Nine Months 2020 and $1 million in Nine Months 2019. There was no loss on extinguishment of debt in Third Quarter 2020 and Third Quarter 2019.

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

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. LIBOR may be discontinued. For more information, see the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Risks Related to the Financial, Credit and Financial Guaranty Markets in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2019. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is twenty years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. In Nine Months 2020 and Nine Months 2019, AGUS purchased $23 million and $3 million of principal of the debentures, which resulted in a loss on extinguishment of debt on a consolidated basis of $5 million and $1 million for Nine Months 2020 and 2019, respectively. There were no purchases in Third Quarter 2020 and Third Quarter 2019. The Company may choose to make additional purchases of this or other Company debt in the future.

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

    In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. As of September 30, 2020, $40 million remained outstanding.

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

Insurance Subsidiaries

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to AGL, AGUS and/or AGMH, as applicable,
•posting of collateral in connection with reinsurance and credit derivative transactions, if necessary,
•reinsurance premiums,
•principal of and, where applicable, interest on surplus notes, and
•capital investments in their own subsidiaries, where appropriate.

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company targets a balance of its most liquid assets including cash and short-term securities, Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company intends to hold and has the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

    The insurance subsidiaries have allocated $500 million to invest in AssuredIM funds. As of September 30, 2020, the Insurance segment had invested $352 million, net of distributions, in AssuredIM funds which are accounted for under the equity method. On a consolidated basis, these investments are eliminated and the underlying funds and CLOs are consolidated. The insurance subsidiaries have committed an additional $106 million to the four AssuredIM funds that may be drawn in the future. See Item 1, Financial Statements, Note 11, Variable Interest Entities.

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

     Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. Direct and indirect consequences of COVID-19 are causing financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, and may result in increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it are unknown, so the Company cannot predict the ultimate size of any increases in claims that may result from the pandemic.

    In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $4.1 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 1, Financial Statements, Note 3, Outstanding Insurance Exposure.

Claims (Paid) Recovered

	Third Quarter		Nine Months
	2020	2019	2020	2019

Public finance	$(336)	$(279)	$(409)	$(516)
Structured finance:
U.S. RMBS	8	13	52	65
Other structured finance	(6)	(1)	(10)	—
Structured finance	2	12	42	65
Claims (paid) recovered, net of reinsurance (1)	$(334)	$(267)	$(367)	$(451)
____________________
(1)    Includes $0.1 million paid and $0.4 million paid for consolidated FG VIEs for Third Quarter 2020 and 2019, respectively, and $0.1 million paid and $12 million recovered for Nine Months 2020 and Nine Months 2019, respectively.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $651 million as of September 30, 2020. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of September 30, 2020, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $123 million of the CDS insured by the Company requires the Company to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of September 30, 2020, AGC did not have to post collateral to satisfy these requirements and the maximum posting requirement was $123 million.

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

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2020 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $267 million, of which approximately $108 million is estimated to be available for distribution in the fourth quarter of 2020.

•The maximum amount available during 2020 for AGC to distribute as ordinary dividends is approximately $166 million, of which approximately $42 million is available for distribution in the fourth quarter of 2020.

•The maximum amount available during 2020 for MAC to distribute to MAC Assurance Holdings Inc. (MAC Holdings) as dividends without regulatory approval is estimated to be approximately $18 million, none of which is available for distribution in the fourth quarter of 2020.

•Based on the applicable law and regulations, in 2020 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $128 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $274 million as of September 30, 2020. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $237 million as of September 30, 2020, and (ii) the amount of statutory surplus, which as of September 30, 2020 was $301 million.

•Based on the applicable law and regulations, in 2020 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $103 million as of September 30, 2020. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $401 million as of September 30, 2020, and (ii) the amount of statutory surplus, which as of September 30, 2020 was $289 million.

Distributions From / Contributions To
Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$124	$81
Repurchase of common stock by AGC from AGUS	—	—	—	100
Dividends paid by AGM to AGMH	87	109	159	187
Dividends paid by AG Re to AGL	—	90	—	175
Dividends paid by MAC to MAC Holdings (1)	—	—	20	105
Dividends from AGE UK to AGM (2)	124	—	124	—
Contributions from AGM to AGE SA (2)	(97)	—	(123)	—
____________________
(1)MAC Holdings distributed substantially all amounts to AGM and AGC, in proportion to their ownership percentages.

(2)In 2020, the dividend paid to AGM from AGE UK was contributed to AGE SA.

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

AssuredIM Sources and Uses of Liquidity

    The Asset Management segment's sources of liquidity are (1) net working capital, (2) cash from operations, including management and performance fees (which are unpredictable as to amount and timing), and (3) capital contributions from AGUS (in the first quarter of 2020 $30 million had been contributed to supplement working capital). As of September 30, 2020, the Asset Management subsidiaries had $16 million in cash.

    Liquidity needs in the Asset Management segment primarily include (1) paying operating expenses including compensation, (2) paying dividends or other distributions to AGUS, and (3) capital to support growth and expansion of the asset management business. In Third Quarter 2020, AssuredIM distributed $8.8 million to AGUS to fund AGUS's interest payment on its intercompany debt to the insurance subsidiaries. That debt was incurred in October 2019 to fund the BlueMountain Acquisition.

Credit Facilities of Consolidated Investment Vehicles

On June 26, 2020, CLOWH, as borrower, entered into a revolving credit facility pursuant to which CLOWH may borrow for purposes of purchasing loans during the CLO warehouse stage. Under the CLOWH revolving credit facility, the principal amount may not exceed $175 million. The current available commitment is determined by an advance rate of 70% based on the amount of equity contributed to the warehouse. Based on the current advance rate and amount of equity contributed, the available commitment for CLOWH as of September 30, 2020 was $67 million. As of September 30, 2020, CLOWH has drawn down $39 million. The maturity date of the revolving credit facility is January 15, 2029. The unpaid principal amounts will bear quarterly interest at a rate of 3-month LIBOR plus 175 bps. Accrued interest on all loans will be paid on the 15th of January, April, July and October beginning October 2020.

On August 26, 2020, EUR 2021-1, as borrower, entered into a credit facility pursuant to which EUR 2021-1 may borrow for purposes of purchasing loans during the CLO warehouse stage. Under the EUR 2021-1 credit facility, the principal amount may not exceed €140 million (which was equivalent to $164 million as of September 30, 2020). The current available commitment is determined by an advance rate of 70% based on the amount of equity contributed to the warehouse. Based on the current advance rate and amount of equity contributed, the available commitment for EUR 2021-1 as of September 30, 2020 was €7 million (or $8 million). As of September 30, 2020, EUR 2021-1 had drawn down €7 million (or $8 million). The ramp up period under the credit facility terminates on August 26, 2021 and the final maturity date is August 25, 2022. During the ramp up period the unpaid principal amounts will bear interest at a rate of 3-month Euribor plus 170 bps. Thereafter the interest rate increases by 50 basis points per quarter until maturity. Accrued interest on all loans will be paid on the last day of the ramp up period or the closing date of the CLO, whichever is earlier, and then quarterly thereafter until maturity, or upon the payment in full by the borrower of all secured obligations, or upon CLO closing, whichever is earlier.

The warehouses were in compliance with all financial covenants as of September 30, 2020.

Condensed Consolidated Cash Flows

Condensed Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in millions)
Net cash flows provided by (used in) operating activities before effect of VIE consolidation	$(176)	$(168)	$(97)	$(365)
Effect of VIE consolidation (1)	(43)	1	(567)	—
Net cash flows provided by (used in) operating activities	(219)	(167)	(664)	(365)
Net cash flows provided by (used in) investing activities before effect of VIE consolidation	158	373	566	908
Effect of VIE consolidation (1)	15	66	340	162
Net cash flows provided by (used in) investing activities	173	439	906	1,070
Dividends paid	(16)	(17)	(53)	(56)
Repurchases of common stock	(40)	(150)	(320)	(340)
Repurchase of debt	—	—	(21)	(3)
Net cash flows provided by (used in) financing activities before effect of VIE consolidation	—	(1)	(13)	(17)
Effect of VIE consolidation (1)	35	(67)	395	(162)
Net cash flows provided by (used in) financing activities (2)	(21)	(235)	(12)	(578)
Effect of exchange rate changes	—	(2)	(7)	(2)
Cash and restricted cash at beginning of period	473	194	183	104
Total cash and restricted cash at the end of the period	$406	$229	$406	$229
____________________
(1)     VIE consolidation includes the effects of FG VIEs and consolidated investment vehicles.

(2)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating VIEs, was an outflow of $97 million in Nine Months 2020 and an outflow of $365 million in Nine Months 2019. The decrease in cash outflows during 2020 was primarily due to larger claim payments in Nine Months 2019 mainly due to an approximately $273 million settlement of COFINA exposures, a $99 million increase in gross premiums received (net of commissions) in Nine Months 2020, as well as cash received as part of a commutation agreement in Nine Months 2020, offset in part by cash outflows for the Asset Management segment in Nine Months 2020. Cash flows from operations attributable to the effect of VIE consolidation was negative in Nine Months 2020 due to the inclusion of investing activities of consolidated investment vehicles, which included purchases of investments in consolidated funds and purchases of loans in consolidated CLOs.

    Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows was mainly attributable to sales of securities to fund share repurchases and, in first quarter of 2019, the COFINA claim payment.

Financing activities primarily consisted of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities. In Third Quarter 2020 and Nine Months 2020 it also included issuances of CLOs of consolidated investment vehicles, bank borrowings and contributions from minority interest holders into consolidated investment funds.

From October 1, 2020 through November 5, 2020, the Company repurchased an additional 1.7 million of common shares. As of November 5, 2020, the Company was authorized to purchase $332 million of its common shares, including a $250 million additional authorization that was approved by the Board on November 2, 2020. For more information about the Company's share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders' Equity.

Leases

    AGL and its subsidiaries lease office space and certain other items. Future cash payments associated with contractual obligations pursuant to operating leases for office space have not materially changed since December 31, 2019. See Item 1, Financial Statements, Note 13, Commitments and Contingencies.

Investment Portfolio

The disruption in the financial markets related to COVID-19 has contributed to credit impairment losses on certain loss mitigation securities in the investment portfolio, which are recognized in the condensed consolidated statements of operations. The disruption in the financial markets caused by COVID-19 had contributed to unrealized losses in the investment portfolio in the first quarter of 2020, which have since reversed. Losses in the Company’s investment portfolio impact its U.S GAAP financial statements. Credit impairment losses also impact its capital as measured by insurance regulators and rating agencies.

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

The Company’s fixed-maturity securities and short-term investments had a duration of 4.1 years as of both September 30, 2020 and December 31, 2019. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 8, Investments and Cash.

Fixed-Maturity Securities and Short-Term Investments
by Security Type

	As of September 30, 2020		As of December 31, 2019
	Amortized Cost (1)	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	$3,665	$3,999	$4,036	$4,340
U.S. government and agencies	179	192	137	147
Corporate securities	2,179	2,273	2,137	2,221
Mortgage-backed securities (2):
RMBS	612	606	745	775
Commercial mortgage-backed securities (CMBS)	367	396	402	419
Asset-backed securities	932	947	684	720
Non-U.S. government securities	146	143	230	232
Total fixed-maturity securities	8,080	8,556	8,371	8,854
Short-term investments	858	858	1,268	1,268
Total fixed-maturity and short-term investments	$8,938	$9,414	$9,639	$10,122
 ____________________
(1)    In 2020, the Company established an allowance for credit losses which was $76 million as of September 30, 2020.

(2)    U.S. government-agency obligations were approximately 37% of mortgage backed securities as of September 30, 2020 and 42% as of December 31, 2019, based on fair value.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of September 30, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$89	$(2)	$—	$—	$89	$(2)
U.S. government and agencies	20	—	—	—	20	—
Corporate securities	39	(1)	57	(8)	96	(9)
Mortgage-backed securities:
RMBS	20	(1)	1	—	21	(1)
CMBS	—	—	1	—	1	—
Asset-backed securities	122	—	94	(1)	216	(1)
Non-U.S. government securities	10	—	41	(7)	51	(7)
Total	$300	$(4)	$194	$(16)	$494	$(20)
Number of securities (1)		93		55		147

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

    Of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, as of September 30, 2020, 22 securities had unrealized losses in excess of 10% of their carrying value.The total unrealized loss for these securities was $13 million as of September 30, 2020. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2020 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2020

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$333	$329
Due after one year through five years	1,599	1,686
Due after five years through 10 years	1,913	2,014
Due after 10 years	3,256	3,525
Mortgage-backed securities:
RMBS	612	606
CMBS	367	396
Total	$8,080	$8,556

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2020 and December 31, 2019. Ratings reflect the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

	As of
Rating	September 30, 2020	December 31, 2019
AAA	15.1%	16.2%
AA	39.9	45.1
A	25.5	21.2
BBB	10.8	8.2
BIG (1)	8.1	8.6
Not rated	0.6	0.7
Total	100.0%	100.0%
____________________
(1)Includes primarily loss mitigation and other risk management assets. See Item I, Financial Statements, Note 8, Investments and Cash, for additional information.

    Based on fair value, investments and restricted assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $290 million and $280 million as of September 30, 2020 and December 31, 2019, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,457 million and $1,502 million, based on fair value, as of September 30, 2020 and December 31, 2019, respectively.

Consolidated VIEs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidated VIEs; however, the Company's consolidated financial statements reflect the financial position of Assured Guaranty as well as Assured Guaranty's consolidated VIEs. The primary sources and uses of cash at Assured Guaranty's consolidated VIEs are as follows:

•FG VIEs. The primary sources of cash in FG VIEs are the collection of principal and interest on the collateral supporting its insured debt obligations, and the primary uses of cash are the payment of principal and interest due on the insured obligations.

•Investment Vehicles. The primary sources and uses of cash in the consolidated investment vehicles are raising capital from investors, using capital to make investments, generating cash income from its investments, paying expenses, distributing cash flow to investors and issuing debt or borrowing funds to finance investments (CLOs and warehouses).

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, there were no material changes in the market risks that the Company is exposed to since December 31, 2019.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on their evaluation as of September 30, 2020 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company's internal control over financial reporting during the Third Quarter 2020 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020, and in Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. Justice Friedman, who has been assigned to this matter, is set to retire at the end of 2020, at which time it is anticipated this matter will be reassigned to another commercial division justice. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and remove this action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. See Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies - Legal Proceedings contained in this Form 10-Q.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, "Item 1A, Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K and such Quarterly Report on Form 10-Q during the three months ended September 30, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31	639,895	$23.44	639,895	$152,873,555
August 1 - August 31	446,829	$22.41	446,273	$142,873,568
September 1 - September 30	771,155	$19.89	771,155	$127,537,490
Total	1,857,879	$21.72	1,857,323
____________________
(1)    After giving effect to repurchases since the beginning of 2013 through November 5, 2020, the Company has repurchased a total of 118.9 million common shares for approximately $3,582 million, excluding commissions, at an average price of $30.13 per share. The Board of Directors authorized, on November 2, 2020, an additional $250 million of share repurchases. As of November 5, 2020, the remaining authorization the Company was authorized to purchase was $332 million of its common shares, on a settlement basis.

(2)     Excludes commissions.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive DataFile from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 6, 2020	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)