Form 10-K
period 2020-12-31
ASSURED GUARANTY LTD
filed 2021-02-26
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2020 was $1,981,936,850 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $24.41). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Shares held by affiliates.
As of February 23, 2021, 76,651,036 Common Shares, par value $0.01 per share, were outstanding (including 68,098 unvested restricted shares).
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

•the failure of Assured Guaranty to successfully integrate the business of BlueMountain Capital Management, LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities;

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

Convention

Unless otherwise noted, ratings on Assured Guaranty's insured portfolio and on bonds or notes purchased pursuant to loss mitigation strategies (loss mitigation securities) are Assured Guaranty’s internal ratings. Internal credit ratings are expressed on a rating scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that Assured Guaranty's internal credit ratings focus on future performance, rather than lifetime performance.

In addition, unless otherwise noted, the Company excludes amounts from its outstanding insured par and debt service relating to securities or assets owned by the Company as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio. The Company manages the loss mitigation securities as investments and not insurance exposure.

Also, unless otherwise noted, the Company includes as part of its asset management business the management of collateralized loan obligations (CLOs) managed by BlueMountain Fuji Management, LLC (BM Fuji). The Company is not the investment manager of BM Fuji-advised CLOs, but rather has entered into a services agreement and a secondment agreement with BM Fuji pursuant to which the Company provides certain services associated with the management of BM Fuji-advised CLOs and acts in the capacity of service provider.

ASSURED GUARANTY LTD.
FORM 10-K

PART I

ITEM 1.    BUSINESS

Overview

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company incorporated in 2003 that provides, through its operating subsidiaries, credit protection products and asset management services. The Company provides credit protection products to the United States (U.S.) and international public finance (including infrastructure) and structured finance markets, and manages assets across collateralized loan obligations (CLOs) as well as opportunity funds and liquid strategy funds that build on its corporate credit, asset-backed finance, municipal and healthcare experience.

In the Insurance segment, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer, through its several insurance subsidiaries, financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia.

In the Asset Management segment, the Company provides asset management services through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). The Company significantly increased its participation in the asset management business with the completion, on October 1, 2019, of its acquisition of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities (the BlueMountain Acquisition). AssuredIM provides investment advisory services to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM has managed structured and public finance, credit and special situation investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company.

Since the establishment of AssuredIM, the Company has been operating in two distinct operating segments, Insurance and Asset Management, and also has a Corporate division. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, Note 3, Segment Information for financial results of the Company's segments.

The Company continually evaluates its key business strategies, which fall into three areas: (1) insurance; (2) asset management and alternative investments; and (3) capital management. The Company seeks to grow the insurance business through new business production, acquisitions of legacy monolines or reinsurance of their portfolios, and to continue to mitigate losses in its current insured portfolio. Over time, the Company seeks to broaden and further diversify its asset management business leading to increased assets under management (AUM) and increased fee generation. The Company intends to leverage the AssuredIM infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations. The Company is also using the investment knowledge and experience in AssuredIM to expand the categories and types of investments it makes. AssuredIM's investing capabilities provide the Insurance segment with an opportunity to deploy excess capital at attractive returns, and to improve the risk-adjusted return on a portion of its investment portfolio. Finally, the Company pursues strategies to manage capital within the Assured Guaranty group more efficiently.

Insurance

Insurance Companies

    The Company's largest line of business is Insurance. The Company primarily conducts financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. (AGM), Municipal Assurance Corp. (MAC), Assured Guaranty Corp. (AGC), Assured Guaranty UK Limited (AGUK, formerly known as Assured Guaranty (Europe) plc) and, most recently, Assured Guaranty (Europe) SA (AGE). It also conducts insurance business through its Bermuda-based reinsurers Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. (AGRO). The following is a description of the Company''s principal insurance operating subsidiaries:

•Assured Guaranty Municipal Corp. and Municipal Assurance Corp. Since mid-2008, AGM has provided financial guaranty insurance and reinsurance only on debt obligations issued in the U.S. public finance and global infrastructure markets, including bonds issued by U.S. state or governmental authorities or notes issued to finance infrastructure projects. MAC offered insurance and reinsurance on bonds issued by U.S. state or municipal governmental authorities, focusing on investment grade obligations in select sectors of the municipal market. AGM is located and domiciled in New York. AGM was organized in 1984 as "Financial Security Assurance Inc." and until 2008 also offered insurance and reinsurance in the global structured finance market. (AGM's subsidiaries AGUK and AGE may still offer insurance and reinsurance in the global structured finance markets.) MAC is located and domiciled in New York and was organized in 2008. Assured Guaranty acquired AGM on July 1, 2009, and MAC on May 31, 2012.

On February 24, 2020, the Company received the last regulatory approval required to merge MAC with and into AGM, with AGM as the surviving company. The merger is expected to be effective on April 1, 2021. Upon the merger all direct insurance policies issued by MAC would become direct insurance obligations of AGM.

•Assured Guaranty Corp. AGC is located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in 1988. It provides insurance and reinsurance on debt obligations in the global structured finance market and also offers guarantees on obligations in the U.S. public finance and international infrastructure markets. AGC acquired CIFG Assurance North America, Inc. (CIFGNA) in 2016 and Radian Asset Assurance Inc. (Radian Asset) in 2015, and merged them each with and into AGC, with AGC being the surviving entity.

•Assured Guaranty UK Limited and Assured Guaranty (Europe) SA. AGUK and AGE offer financial guarantees in both the international public finance and structured finance markets. AGUK is a U.K. incorporated private limited company licensed as a U.K. insurance company and located in England. Through 2019, AGUK wrote business in the U.K. and various countries throughout the European Union (EU) as well as certain other non-EU countries. AGUK was organized in 1990 and issued its first financial guarantee in 1994. As discussed further under “-- Regulation -- United Kingdom, Position of U.K. Regulated Entities within the AGL Group” below, AGUK has agreed with its regulator that new business it writes would be guaranteed using a co-insurance structure pursuant to which AGUK would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE is a French incorporated company established in mid-2019 to address the impact of the withdrawal of the U.K. from the EU and has been authorized by the French insurance and banking supervisory authority, the Autorité de Contrôle Prudentiel et de Résolution, to conduct financial guarantee business, and is located in France. In October 2020, in preparation for the U.K.’s withdrawal from the EU (Brexit), AGUK transferred to AGE under Part VII of the Financial Services and Markets Act 2000 (FSMA) certain existing AGUK policies relating to risks in the EEA (Part VII Transfer). This resulted in the transfer of 79 financial guaranty policies with associated gross unearned premiums of approximately $212 million to AGE, along with the related reinsurance and ancillary contracts. In support of the Part VII Transfer, in 2020, AGUK paid a dividend of $124 million to AGM; AGM then contributed the same amount to AGE. Through AGE, Assured Guaranty intends to continue to write new business in the EU. AGUK will remain the Assured Guaranty platform that writes new business in the U.K. and certain other non-EU countries.

The Company combined the operations of its then European subsidiaries, AGUK, Assured Guaranty (UK) plc, Assured Guaranty (London) plc (AGLN) (formerly known as MBIA UK Insurance Limited) and CIFG Europe S.A. (CIFGE), in a transaction that was completed on November 7, 2018. Under the combination, Assured Guaranty (UK) plc, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGUK

(the Combination). As noted above, those policies that are affected by Brexit were transferred to AGE in October 2020.

•Assured Guaranty Re Ltd. and Assured Guaranty Re Overseas Ltd. AG Re and AGRO underwrite financial guaranty reinsurance, and AGRO also underwrites other specialty insurance and reinsurance that is in line with the Company's risk profile and benefits from its underwriting experience. AG Re and AGRO write business as reinsurers of third-party primary insurers and of certain affiliated companies. AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re indirectly owns AGRO, which is a Bermuda Class 3A and Class C insurer.

Support of AGUK and AGE

AGM provides support to its subsidiaries, AGUK and AGE, through reinsurance and other agreements.

AGM Support of AGUK

AGM and AGUK implemented in 2011 a co-guarantee structure pursuant to which (i) AGUK directly guarantees a specified portion of the obligations issued in a particular transaction rather than guaranteeing 100% of the issued obligations, (ii) AGM directly guarantees the balance of the guaranteed obligations, and (iii) AGM also provides a second-to-pay guarantee for AGUK's portion of the guaranteed obligations. The current co-guarantee split, which has been in effect since October 2018, is 15% AGUK and 85% AGM.

Separate and apart from the co-guarantee structure, AGM provides support to AGUK through a quota share and excess of loss reinsurance agreement (Reinsurance Agreement) and a net worth maintenance agreement (Net Worth Agreement). Under the quota share cover of the Reinsurance Agreement, AGM reinsures approximately 95-99% of AGUK's retention (after cessions to other reinsurers) of many, but not all, outstanding financial guarantees that AGUK wrote prior to the implementation of the co-guarantee structure in 2011. The only outstanding AGUK guarantees that are not covered by the quota share cover of the Reinsurance Agreement are ones to which AGUK succeeded by operation of law when three former European insurance subsidiaries of the Company, Assured Guaranty (UK) plc, AGLN and CIFGE, transferred their insurance portfolios to, and merged with and into, AGUK pursuant to the Combination in November 2018.

The quota share cover of the Reinsurance Agreement also obligates AGM to reinsure 85% of municipal, utility, project finance or infrastructure risks or similar business that AGUK writes from and after October 2018 without utilizing the co-guarantee structure. Currently, there is no such outstanding business at AGUK.

AGM secures its quota share reinsurance obligations to AGUK under the Reinsurance Agreement by posting collateral in trust equal to 102% of the sum of AGM’s assumed share of the following in respect of the reinsured AGUK policies: (i) AGUK’s unearned premium reserve (net of AGUK’s reinsurance premium payable to AGM); (ii) AGUK’s provisions for unpaid losses and allocated loss adjustment expenses (net of any salvage recoverable), and (iii) any unexpired risk provisions of AGUK, in each case (i) - (iii) as calculated by AGUK in accordance with generally accepted accounting practice in the U.K. (UK GAAP).

Under the excess of loss cover of the Reinsurance Agreement, AGM is obligated to pay AGUK quarterly the amount (if any) by which (i) the sum of (a) AGUK's incurred losses, calculated in accordance with UK GAAP as reported by AGUK in its financial returns filed with the Prudential Regulation Authority (PRA), and (b) AGUK's paid losses and loss adjustment expenses, in both cases net of all other performing reinsurance (including the reinsurance provided by AGM under the quota share cover of the Reinsurance Agreement), exceeds (ii) an amount equal to (a) AGUK's capital resources under U.K. law minus (b) 110% of the greatest of the amounts as may be required by the PRA as a condition for maintaining AGUK's authorization to carry on a financial guarantee business in the U.K. The purpose of this excess of loss cover is to ensure that AGUK maintains capital resources equal to at least 110% of the most stringent amount of capital that it may be required to maintain as a condition to carrying on a financial guarantee business in the U.K.

AGUK may terminate the Reinsurance Agreement (i.e., both its quota share and excess of loss covers) upon the occurrence of any of the following events: (i) AGM's rating by Moody’s Investors Service, Inc. (Moody’s) falls below "Aa3" or its rating by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) falls below "AA-" (and AGM fails to restore such rating(s) within a prescribed period of time); (ii) AGM's insolvency, failure to maintain the minimum capital required under AGM's domiciliary jurisdiction, filing a petition in bankruptcy, going into liquidation or rehabilitation or having a receiver appointed; or (iii) AGM’s failure to maintain its required collateral described above.

Under the Net Worth Agreement, AGM is obligated to make capital contributions to AGUK in amounts sufficient to ensure that AGUK maintains capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition of AGUK maintaining its authorization to carry on a financial guarantee business in the U.K., provided that such contributions (i) do not exceed 35% of AGM's policyholders' surplus as determined by the laws of the State of New York, and (ii) are in compliance with a provision of the New York Insurance Law requiring notice to, or approval by, the New York State Department of Financial Services (the NYDFS) for transactions between affiliates that exceed certain thresholds. The Net Worth Agreement obligates AGM to provide AGUK with support similar to that which AGM also provides AGUK under the excess of loss cover of the Reinsurance Agreement, except the latter is meant to protect against erosion of AGUK’s capital resources due to insurance and/or reinsurance losses in AGUK’s insured portfolio, while the former is meant to protect against an erosion of AGUK’s capital resources for other reasons (e.g., poor investment performance, origination expenses exceeding premium). Given this purpose, the Net Worth Agreement clarifies that any amounts due thereunder must take into account all amounts paid, or reasonably expected to be paid, under the Reinsurance Agreement. The Net Worth Agreement also includes termination provisions substantially similar to those in the Reinsurance Agreement. AGM has never been required to make any contributions to AGUK's capital under the current Net Worth Agreement or prior versions thereof.

AGM Support of AGE

AGM has in place with AGE similar reinsurance and capital support agreements as it has in place with AGUK. AGM’s agreements with AGE generally apply to all AGE policies that insure municipal, utility, project finance, infrastructure, and similar types of risks in European Economic Area (EEA) jurisdictions. The reinsurance agreements consist of:

(i) a quota share reinsurance agreement between AGE and AGM pursuant to which AGM provides the same reinsurance to AGE in respect of business that was transferred to AGE by AGUK pursuant to the U.K. Part VII transfer effective October 1, 2020 as AGM provided to AGUK prior to such transfer (AGE also has similar agreements in effect with its affiliates, AGC and AG Re);

(ii) a second quota share reinsurance agreement whereby AGM provides AGE with 90% proportional reinsurance for:

a.    certain business transferred to AGE pursuant to the Part VII Transfer that was not reinsured by AGM when such business was part of AGUK's insured portfolio;
b.    certain business originally written by AGUK pursuant to the co-insurance arrangement described above, but which was novated to, and 100% guaranteed by, AGE in connection with the Part VII Transfer; and
c.    any new business written by AGE that covers municipal, utility, project finance, infrastructure or similar types of risk; and

(iii) an excess of loss reinsurance agreement, similar to the excess of loss cover of AGM’s Reinsurance Agreement with AGUK, pursuant to which AGM is obligated, effectively, to ensure that AGE maintains capital resources equal to at least 110% of the most stringent amount of capital that AGE may be required to maintain as a condition of it maintaining its authorization to carry on a financial guarantee business in France.

AGM secures its quota share reinsurance obligations to AGE under the agreements described above by depositing collateral in accounts maintained by an EEA financial institution and pledging such accounts to AGE under French law. The measure of AGM’s required collateral for AGE is generally the same as the measure of its collateral for AGUK, except that former is determined in accordance with French (versus UK) GAAP.

AGM also has in place with AGE a net worth maintenance agreement that is similar to AGM’s Net Worth Agreement with AGUK - i.e., the former obligates AGM to ensure that AGE maintains capital resources at least equal to 110% of its most stringent capital requirement for maintaining its authorization to carry on a financial guarantee business in France.

Other Group Support of AGUK and AGE

In addition to AGM, two other AGL group members, AGC and AG Re, also provide reinsurance support to AGUK and AGE for certain legacy business that was insured prior to 2009 by AGUK. Some of this business continues to reside at AGUK, while some of it was transferred to AGE in October 2020 pursuant to the Part VII Transfer. Neither AGC nor AG Re currently provides direct reinsurance support for new business being written by AGUK or AGE.

AGC and AG Re secure their reinsurance of this legacy business in essentially the same manner as AGM secures its reinsurance of AGUK and AGE - i.e., AGC and AG Re pledge collateral equal to their assumed UK GAAP liabilities for AGUK and equal to their assumed French GAAP liabilities for AGE.

Insurance Acquisitions

The Company has acquired financial guaranty portfolios, including by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios (including through reinsurance), and by commuting business that it had previously ceded. In the last several years, the Company has reassumed a number of previously ceded portfolios and has completed the acquisition of Radian Asset, CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG) and MBIA UK Insurance Limited (MBIA UK), the U.K. operating subsidiary of MBIA Insurance Corporation (MBIA). On June 1, 2018, the Company closed a transaction with Syncora Guarantee Inc. (SGI) (SGI Transaction) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. The Company continues to investigate additional opportunities related to remaining legacy financial guaranty portfolios, but the number and size of the opportunities have decreased and there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms.

Insurance Portfolio - Financial Guaranty

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor's default on scheduled payments due on the debt obligation, whether due to its insolvency or otherwise, the Company is generally required under the financial guaranty contract to pay the investor the principal and interest shortfalls then due.

Financial guaranty insurance may be issued to all of the investors of the guaranteed series or tranche of a municipal bond or structured finance security at the time of issuance of those obligations or it may be issued to specific individual holders of such obligations who purchase the Company's credit protection either in the secondary market or on a bilateral basis in the primary market when an obligation that is not normally traded.

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

As an alternative to traditional financial guaranty insurance, in the past the Company also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap (CDS). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the Company, as the seller of credit protection, specified as credit events in its CDS failure to pay interest and principal on the reference obligation, but the Company's rights and remedies under a CDS may be different and more limited than under a financial guaranty of an entire issuance. Due to changes in the regulatory environment, the Company has not provided credit protection in the U.S. through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business. The Company, however, has acquired or reinsured portfolios after 2009 that include financial guaranty contracts in credit derivative form.

The Company also offers credit protection through reinsurance, and in the past has provided reinsurance to other financial guaranty insurers with respect to their guaranty of public finance, infrastructure and structured finance obligations. The Company believes that the opportunities currently available to it in the reinsurance market primarily consist of potentially assuming portfolios of transactions from inactive primary insurers, such as it did in the SGI Transaction.

The Company's financial guaranty direct and assumed businesses provide credit protection on public finance (including infrastructure) and structured finance obligations. When the Company directly insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For information on the geographic breakdown of the Company's financial guaranty portfolio and revenue by country of domicile, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure and Note 3, Segment Information.

U.S. Public Finance Obligations   The Company insures and reinsures a number of different types of U.S. public finance obligations, including the following:

General Obligation Bonds are full faith and credit obligations that are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy ad valorem taxes in an amount sufficient to provide for the full payment of the bonds.

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

Transportation Bonds include a wide variety of revenue-supported obligations, such as bonds for airports, ports, tunnels, municipal parking facilities, toll roads and toll bridges.

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

Regulated Utility Obligations are obligations issued by government-regulated providers of essential services and commodities, including electric, water and gas utilities. The majority of the Company's international regulated utility business is conducted in the U.K.

Infrastructure Finance Obligations are obligations issued by a variety of entities engaged in the financing of international infrastructure projects, such as roads, airports, ports, social infrastructure, student accommodations, and other physical assets delivering essential services supported either by long-term concession arrangements with a public sector entity or a regulatory regime. The majority of the Company's international infrastructure business is conducted in the U.K.

Pooled Infrastructure Obligations are synthetic asset-backed obligations that take the form of CDS obligations or credit-linked notes that reference either infrastructure finance obligations or a pool of such obligations, with a defined deductible to cover credit risks associated with the referenced obligations.

Sovereign and Sub-Sovereign Obligations primarily includes obligations of local, municipal, regional or national governmental authorities or agencies outside of the United States.

Renewable Energy Bonds are obligations backed by renewable energy sources, such as solar, wind farm, hydroelectric, geothermal and fuel cell.

Other Public Finance are obligations of, or backed by, local, municipal, regional or national governmental authorities or agencies not generally described in any of the other described categories.

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

Residential Mortgage-Backed Securities (RMBS) are obligations backed by first and second lien mortgage loans on residential properties. The credit quality of borrowers covers a broad range, including "prime," "subprime" and "Alt-A." A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income.

Additional insured obligations within RMBS include Home Equity Lines of Credit (HELOCs), which refers to a type of residential mortgage-backed transaction backed by second-lien loan collateral consisting of home equity lines of credit. U.S. Prime First Lien is a type of residential mortgage-backed securities transaction backed primarily by prime first-lien loan collateral plus an insignificant amount of other miscellaneous RMBS transactions.

Life Insurance Transactions are obligations secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

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

Financial Products Business is the guaranteed investment contracts (GICs) portion of a line of business previously conducted by Assured Guaranty Municipal Holdings Inc. (AGMH) that the Company did not acquire when it purchased AGMH in 2009 from Dexia SA and that is being run off. That line of business consisted of AGMH's guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH's leveraged lease business. Although Dexia SA and certain of its affiliates (Dexia) assumed the liabilities related to such businesses when the Company purchased AGMH, AGM policies related to such businesses remained outstanding. Assured Guaranty is indemnified by Dexia SA and certain of its affiliates against loss from the former Financial Products Business.

Until November 2008, AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of GICs insured by AGM and reinvesting the proceeds in investments that met AGMH’s investment criteria. In June 2009, in connection with the Company's acquisition of AGMH from Dexia Holdings Inc., Dexia SA, the ultimate parent of Dexia Holdings Inc., and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM insurance policies. Some of those agreements have since terminated or expired, or been modified. As of December 31, 2020, the aggregate accreted GIC balance was approximately $0.8 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2020, the aggregate fair market value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.9 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business.

AGMH's financial products business had also issued medium term notes insured by AGM, reinvesting the proceeds in investments that met AGMH's investment criteria. As of December 31, 2020, only $223.5 million of insured medium term notes remain outstanding.

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
Upon completion of the underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Each credit committee decision is documented and any further requirements, such as specific terms or evidence of due diligence, are noted. The Company's credit committees assess each insurance transaction underwritten by the Company and are composed of senior officers of the Company generally excluding those senior officers responsible for business origination. The committees are organized by asset class, such as for public finance or structured finance, and by company. For certain small transactions, the credit decision may be delegated by the credit committee to a sub-committee composed of members of the credit committee.
    Upon approval by the credit committee, the underwriter, working with the responsible attorney, is responsible for closing the transaction and issuing the policy. At policy issuance, the underwriter and the responsible attorney certify that the transaction closed meets the terms and conditions agreed to by the credit committee.
Credit Policy

    U.S. Public Finance. For U.S. public finance transactions, the Company's underwriters generally analyze the issuer's historical financial statements and, where warranted, develop stress case projections to test the issuer's ability to make timely debt service payments under stressful economic conditions.

    The Company focuses principally on the credit quality of the obligor based on population size and trends, wealth factors, and strength of the economy. The Company evaluates the obligor’s liquidity position; its fiscal management policies and track record; its ability to raise revenues and control expenses; and its exposure to derivative contracts and to debt subject to acceleration. The Company assesses the obligor’s pension and other post-employment benefits obligations and funding policies and evaluates the obligor’s ability to adequately fund such obligations in the future. The Company analyzes other critical risk factors including the type of issue; the repayment source; pledged security, if any; the presence of restrictive covenants and the tenor of the risk. The Company also considers the ability of obligors to file for bankruptcy or receivership under applicable statutes (and on related statutes that provide for state oversight or fiscal control over financially troubled obligors). The Company evaluates the impact of environmental and climate change risks, including weather-related events, on the ability of the obligor to meet its financial obligations over the life of the insured transaction. Such risks include rising sea levels, hurricanes, wildfires and earthquakes. The Company weighs the risk of a rating agency downgrade of an obligation's underlying uninsured rating.

    In cases of not-for-profit institutions, such as healthcare issuers and private higher education issuers, the Company focuses on the financial stability of the institution, its competitive position and its management experience.

    The Company’s credit policy for U.S. infrastructure transactions is substantially similar to that of non-U.S. infrastructure transactions described below.

    Non-U.S. Transactions. For non-U.S. transactions, the Company undertakes an analysis of the country or countries in which the risk resides, which includes political risk as well as economic and demographic characteristics. For each transaction, the Company also performs an assessment of the legal framework governing the transaction and the laws affecting the underlying assets supporting the obligations to be insured. In general, non-U.S. transactions consist of transactions with regulated utilities or infrastructure transactions. The underwriting of regulated utilities is generally the same as for U.S. transactions, but with additional consideration given to factors specific to the relevant jurisdiction. The Company also assesses each transaction for material environmental risks, and incorporates its assessment into its underwriting decisions.

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

For infrastructure transactions, underwriters generally use financial models in order to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company's underwriters reflect both empirical research and information gathered from third parties, such as rating agencies or investment banks. The Company may also engage advisers such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks.

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
    U.S. Structured Finance . Structured finance obligations generally present three distinct forms of risk: asset risk, pertaining to the amount and quality of assets underlying an issue; structural risk, pertaining to the extent to which an issuer's legal structure provides protection from loss; and execution risk, which is the risk that poor performance by a servicer or collateral manager contributes to a decline in the cash flow available to the transaction. Each of these risks is addressed through the Company's underwriting process. The underwriter is also required to assess the presence of any environmental risk and, to the extent there are notable environmental risks, work to assess the risk and present it to the credit committee.

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
The Company may also engage advisers such as consultants and external counsel to assist in analyzing a transaction's financial or legal risks. The Company may also conduct a due diligence review that includes, among other things, a site visit to the project or facility, meetings with issuer management, review of underwriting and operational procedures, file reviews, and review of financial procedures and computer systems.
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

Following the financial crisis, the rating process has been challenging for the Company due to a number of factors, including:

•Instability of Rating Criteria and Methodologies. Rating agencies purport to issue ratings pursuant to published rating criteria and methodologies. Beginning during the financial crisis, the rating agencies made material changes to their rating criteria and methodologies applicable to financial guaranty insurers, sometimes through formal changes and other times through ad hoc adjustments to the conclusions reached by existing criteria. Furthermore, these criteria and methodology changes were typically implemented without any transition period, making it difficult for an insurer to comply with new standards.

•Instability of Severe Stress Case Loss Assumptions. A major component in arriving at a financial guaranty insurer's rating has been the rating agency’s assessment of the insurer’s capital adequacy, with each rating agency employing its own proprietary model. These capital adequacy approaches include “stress case” loss assumptions for various risks or risk categories. Since the financial crisis, the rating agencies have at various times materially increased stress case loss assumptions for various risks or risk categories, in some cases later reducing such stress case losses. This approach has made predicting the amount of capital required to maintain or attain a certain rating more difficult.

•More Reliance on Qualitative Rating Criteria. In prior years, the financial strength ratings of the Company’s insurance subsidiaries were largely consistent with the rating agency’s assessment of the insurers’ capital adequacy, such that a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model. In recent years, however, both S&P and Moody’s have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance subsidiaries significantly below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that Assured Guaranty has “AAA” capital adequacy under the S&P model (but subject to a downward adjustment due to a “largest obligor test”) and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (offset by other factors including the rating agency’s assessment of competitive profile, future profitability and market share).

Despite the difficult rating agency process following the financial crisis, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company's insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of any of its insurance subsidiaries were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, Kroll Bond Rating Agency (KBRA) ratings were first assigned to MAC in 2013, to AGM in 2014, to AGC in 2016 and to AGUK in 2018; an A.M. Best Company, Inc. rating was first assigned to AGRO in 2015; while a Moody's rating was never requested for MAC, was dropped from AG Re and AGRO in 2015, and was the subject of a rating withdrawal request by AGC (such request was declined by Moody's).

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
See Item 1A. Risk Factors, Strategic Risks captioned “A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries may adversely affect its business and prospects. ” and Part II, Item 7, Managements's Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Insurance Segment “— Ratings”, for more information about the Company's ratings.

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

    Assured Guaranty's principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. Over the last several years, interest rates generally have been lower than historical norms. In 2020, municipal interest rates reached new lows. The 30-year AAA Municipal Market Data (MMD) rate started the year off at 2.07% and ended the year at 1.39%. That measure reached a historical low of 1.27% in August. Generally, when interest rates are low, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond provides comparatively little room for issuer savings and insurance premium. However, after the onset of the COVID-19 pandemic and after a period of instability toward the end of the first quarter, credit spreads increased as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits, providing more room for issuer savings and insurance premium even in the low interest rate environment. In the U.S. public finance market, market penetration of municipal bond insurance increased 29% to 7.6% of the par amount of new issues sold for 2020 from 5.9% in 2019.
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

The Company estimates that, of the new U.S. public finance bonds sold with insurance in 2020, the Company insured approximately 58% of the par, while BAM insured approximately 42%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors. BAM sometimes prices its guarantees for such transactions at levels the Company does not believe produces an adequate rate of return and so does not match, but BAM's pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM's larger capital base; AGM's ability to insure larger transactions and issuances in more diverse U.S. bond sectors; BAM's inability to date to generate profits and to increase its statutory capital meaningfully, its higher leverage ratios than those of AGM and MAC, and its unpaid debt obligations; and AGM's and MAC's strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from KBRA, AA from S&P and A2 from Moody's, and in the case of MAC, AA+ from KBRA and AA from S&P, compared with BAM's AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

    In the global structured finance and infrastructure markets, Assured Guaranty is the only financial guaranty insurance company currently writing new guarantees. Management considers the Company’s greater diversification to be a competitive advantage in the long run because it means the Company is not wholly dependent on conditions in any one market. In the international infrastructure finance market, the uninsured execution serving as the Company’s principal competition occurs primarily in privately funded transactions where no bonds are sold in the public markets. In the structured finance market, the uninsured execution occurs in both public and private transactions primarily where bonds are sold with sufficient credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms, to make the bonds attractive to investors without bond insurance.

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

Asset Management

    The Company significantly increased its participation in the asset management business with the completion, on October 1, 2019, of its acquisition of all of the outstanding equity interests in BlueMountain and its associated entities, for a purchase price of $157 million. The Company contributed $60 million of cash to BlueMountain at closing, and contributed an additional $30 million in cash in February 2020, for certain restructuring costs and future strategic investments. The Company used BlueMountain to establish AssuredIM and diversify the Company into the asset management industry, with the goal of utilizing the Company's core competency in credit while diversifying its revenues and expanding its marketing reach through a fee-based platform.

Investment Managers

The following is a description of the Company’s principal investment management subsidiaries:

•AssuredIM LLC. AssuredIM LLC is a Delaware limited liability company established in 2003 and located in New York and is an investment adviser registered with the SEC. AssuredIM LLC serves as an investment adviser to pooled investment vehicles, special purpose vehicles for CLOs, and institutional accounts that are primarily domestic and foreign limited partnerships, domestic limited liability companies, trusts and foreign companies. AssuredIM LLC generally provides investment management and supervisory services to its advisory clients on a discretionary basis. AssuredIM LLC was formerly known as BlueMountain Capital Management, LLC.

•Assured Investment Management (London) LLP. Assured Investment Management (London) LLP (AssuredIM London) is an affiliate of AssuredIM and serves as adviser to AssuredIM, primarily with respect to issuers based in Europe, and is compensated by AssuredIM for its services. AssuredIM London was formerly known as Blue Mountain Capital Partners (London) LLP. AssuredIM London is an investment adviser registered with the SEC as a relying adviser to AssuredIM LLC and is registered with the Financial Conduct Authority (FCA).

•Assured Healthcare Partners LLC. Assured Healthcare Partners LLC (AHP) is a Delaware limited liability company formed in September 2020 as a continuation of the private healthcare strategy established at AssuredIM in 2013 to provide investment advisory services primarily focused on private investments in the healthcare sector. AHP serves as an investment adviser to certain funds, pooled investment vehicles or accounts, which are its advisory clients. AHP is an investment adviser registered with the SEC as a relying adviser to AssuredIM LLC.

Management of a Portion of Insurance Company Capital

The Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns, improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company has allocated $750 million of insurance company capital to funds managed by AssuredIM plus additional amounts managed through separately managed accounts under an Investment Management Agreement (IMA). The Company is using these investments to (a) grow the CLO business in both the U.S. and Europe, (b) launch new products or funds in the asset-based, municipal finance and healthcare sectors on the AssuredIM platform, and (c) enhance the returns of its own investment portfolio. As of December 31, 2020, AGM, MAC and AGC (the U.S. Insurance Subsidiaries) are collectively authorized to invest through AG Asset Strategies LLC (AGAS) up to $750 million in funds managed by AssuredIM (AssuredIM Funds), of which $493 million has been committed, including $177 million that has yet to be funded as of December 31, 2020.

All but one of the AssuredIM Funds that were established since the acquisition of BlueMountain are consolidated. Consolidated AssuredIM Funds are not included in the investment portfolio on the balance sheet, but instead as assets and liabilities of consolidated investment vehicles (CIVs). In addition to managing investments in AssuredIM Funds in which the Company has invested, AssuredIM manages $562 million of AUM for the Insurance segment in separately managed accounts under an IMA, bringing total capital managed by AssuredIM on behalf of the Company to $1.1 billion.

Asset Management Strategies

CLOs

The Company’s CLO management business was established in 2005 and is the largest business by AUM in the Asset Management segment. As of December 31, 2020, CLOs consisted of $13.9 billion in AUM. The Company is among the largest global managers of CLOs, is ranked in the top twenty-five by Creditflux when measured by AUM, regularly issuing CLOs in both the U.S. and Europe. The CLOs managed by the Company are securities that are backed predominantly by non-investment grade first-lien senior secured loans. The CLOs typically have reinvestment periods ranging from three to five years with a stated maturity of 12 to 13 years. The Company employs an active portfolio management strategy focused on relative value and maximizing absolute return of the loan portfolio.

The Company typically earns management fees on the total adjusted par outstanding of a CLO. A portion of fees are paid senior (senior investment management fees) in the structure and a portion is paid after all notes have received current interest (subordinated investment management fees). Existing CLOs have total fees of between 25 basis points (bps) and 50 bps per annum and are paid on a quarterly basis. In the typical structure, downgrades of underlying loans and defaults of underlying loans may cause the CLO to fail one or more performance tests. If such test failure occurs, subordinated investment management fees are not paid in that quarter and are deferred until the CLO resumes passing these tests. In addition, the subordinated notes or more commonly referred to as CLO equity (CLO Equity) of the CLO do not receive distributions when such tests are failing. Funds that would have been used to pay the CLO Equity are used to buy new loans or pay down the senior notes of the CLO. Over time, the CLO may come back into compliance with these performance tests by reinvesting excess spread in new loans, improvements in the underlying loans and through active trading. If and when the CLO comes back into compliance, the deferred subordinated investment management fees are paid and the CLO Equity resumes its quarterly distributions.

When a market dislocation or negative credit cycle causes the deferral of subordinated investment management fees and suspension of CLO Equity distributions, the Company may be impacted in two ways. First, the subordinated fees are deferred and not currently paid to AssuredIM. Second, the investments in the CLO Equity made by an AssuredIM Fund held through AGAS will typically see a decline in market value, reducing insurance segment adjusted operating income.

The Company manages two funds that invest in the equity of U.S. and European CLOs as well as the first loss equity of CLO warehouses managed by AssuredIM. (A CLO warehouse is a special purpose vehicle that invests in a diverse portfolio of loans until such time as sufficient loans have been acquired and the market conditions are opportune to issue a new CLO.) The funds have the ability to, and may at times, invest in the mezzanine notes of a CLO managed by AssuredIM. The Company, through AGAS, has invested in these two CLO funds.

In addition to CLO management, the Company offers CLO investing capabilities, deploying managed capital across the entire CLO capital structure. The Company’s CLO investment management team manages funds for the Company’s Insurance segment under an IMA in a separately managed account. This account invests in CLO tranches managed by unaffiliated managers.

Opportunity Funds

Opportunity funds invest in strategies that may have higher concentrations in less liquid investments. Typically, opportunity funds have limited redemption rights and instead offer contractual cashflow distributions based on the legal agreement of each respective opportunity fund. The Company manages opportunity funds that focus on healthcare investments, asset-based investments, and certain legacy funds that are multi-strategy focused.

Healthcare Investing. AssuredIM established its private healthcare strategy in 2013. Through its healthcare opportunity funds, the Company offers to the healthcare services industry flexible capital solutions supporting growth, consolidation, repositioning and restructuring opportunities. The Company focuses investments in post-acute and long-term care, behavioral and mental health, physician practice management, regional health systems, and payer and provider services (non-clinical). The team seeks to provide financial solutions for mergers and acquisitions, acceleration of organic growth, shareholder liquidity and restructurings.

The Company typically earns management fees on the total committed capital of a healthcare opportunity fund during the investment period, and on remaining invested capital during the harvest period (the period post reinvestment period where capital is returned to investors upon the disposition of investments). A portion of fees are paid without regard to performance and a portion is performance-based. The Company receives performance-based fees if and to the extent one or more contractual thresholds, such as certain rate of return or a multiple on invested capital (each a “hurdle”), is exceeded. Performance-based fees are typically not recognized until near the end of the fund life. Generally, the Company’s healthcare funds have expected fund lives of between 5 and 10 years at close.

The Company manages two healthcare opportunity funds. The Company has committed capital to this strategy through AGAS.

Asset-Based Investing. The Company’s asset-based investment management business was founded in 2008. It seeks to generate returns by investing in specialty finance companies that originate and service a broad array of consumer and commercial assets, as well as by investing in discrete pools of such assets through either privately negotiated transactions or publicly issued securitizations. The team provides specialty finance companies with capital by underwriting and structuring these assets through warehouse facilities, secured asset-based debt, forward and discrete loan pool purchases, tradable securities and residuals of asset-backed securitizations. The asset classes of focus include auto loans, student loans, unsecured consumer loans, equipment loans, leases and dealer floorplan loans.

The Company has committed capital to this strategy through AGAS.

Legacy Opportunity Funds. The Company manages two opportunity funds that are multi-strategy funds and were established prior to the BlueMountain Acquisition. These funds are in the harvest periods and returning capital to investors. The Company does not have any capital commitments to these funds.

Liquid Strategies

Liquid strategies typically offer investors the ability to redeem their interests within one year and are largely invested in securities that are more liquid than those invested in opportunity funds. The Company manages one liquid strategy fund which invests primarily in municipal securities that pursues an absolute return strategy. The Company has committed capital to this strategy through AGAS.

In addition to managing a liquid strategy fund, the Company offers municipal investing capabilities that focus on an income generation strategy. This strategy seeks to maximize after-tax income and total return across a broad portfolio of both taxable and tax-exempt municipal bonds. It also seeks to generate returns through a combination of investment yield and price return due to credit spread changes and duration impact. The municipal investment management team currently invests in municipal securities as an income generation strategy for the Company’s Insurance segment in a separately managed account under an IMA.

Wind Down Funds

The Company manages several funds that were established prior to the BlueMountain Acquisition and are currently returning capital to investors. These funds are hedge funds and other single investor funds not otherwise described above. The Company does not have any capital commitments to these funds.

Competition

    The asset management industry is a highly competitive market. AssuredIM competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. Some of AssuredIM’s asset management competitors are substantially larger and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are also pursued by AssuredIM. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to AssuredIM and/or the Company, which may create further competitive disadvantages with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments, allowing them to consider a wider variety of investments and establish broader networks of business relationships.

Asset Management Revenues

    Fees in respect of investment advisory services are the largest components of revenues for the Asset Management segment. The Company is compensated for its investment advisory services generally through management fees charged to its advisory clients. With respect to the CLOs, the Company typically receives a Management Fee made up of two components, a senior investment management fee and a subordinated investment management fee, each calculated as a percentage of the net assets of the CLO. With respect to opportunity funds, the Company typically receives monthly or quarterly management fees. In certain opportunity funds the company receives management fees expressed as a percentage of the committed amount and funded amount while in other opportunity, liquid strategy and wind down funds, fees are expressed as a percentage of the net assets.

    In addition, the Company may receive performance-based fees (performance fees, allocations, and carried interest) with respect to a performance period, typically expressed as a percentage of net profits. For certain wind-down funds and liquid strategies, performance-based fees are typically allocated to each investor on an annual basis, payable at the end of each year or performance period. For these funds, performance-based fees are typically reduced by the amount of management fees paid over a specified period and/or subject to a “high-water mark” loss carryforward provision. (A "high-water mark" provision typically requires that, once a performance fee is paid based on net asset value (NAV) or other measure during a period, any subsequent performance fee be measured from that value, or high-water mark.) With respect to certain opportunity funds, the Company receives performance-based fees if and to the extent one or more contractual thresholds, such as certain rate of return or a multiple on invested capital (each a “hurdle”), is exceeded.
    Depending on the characteristics of a fund, fees may be higher or lower. The Company reserves the right to waive some or all fees for certain investors, including investors affiliated with the Company. Further, to the extent that the Company’s wind-down and/or opportunity funds are invested in the Company's managed/serviced CLOs, the Company may rebate any management fees and/or performance-based fees earned from the CLOs to the extent that such fees are attributable to the funds’ holdings of CLOs also managed or serviced by the Company.

Investment Portfolio

    The Company's investment portfolio primarily consists of fixed-maturity securities supporting its Insurance segment. The Asset Management segment and Corporate division primarily include short-term investments used to support business operations and corporate initiatives.

Investment income from the Company's investment portfolio is one of the primary sources of cash flow supporting its insurance operations and claim payments.

The Company's principal objectives in managing its investment portfolio are to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; to maximize after tax book income; to manage investment risk within the context of the underlying portfolio of insurance risk; and to preserve the highest possible ratings for each Assured Guaranty insurance operating company. If the Company's calculations with respect to its policy liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments. The investment policies of the Company's insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic, rating agency and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the businesses. The performance of invested assets is subject to the ability of the Company and its internal and external investment managers to select and manage appropriate investments.

Approximately 78% of the investment portfolio is externally managed by three investment managers: Goldman Sachs Asset Management, L.P., Wellington Management Company, LLP, and MacKay Shields LLC. The Company's external investment managers have discretionary authority over the portion of the investment portfolio they manage within the limits of the investment guidelines approved by the Company's Board of Directors. Each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. Wellington Management Company LLP owns or manages funds that own more than 5% of the Company's common shares.
The Company internally manages a portion of its investment portfolio. Some of its internally managed investment portfolio consists of obligations that the Company purchases in connection with its loss mitigation or risk management strategy for its insured exposure (loss mitigation securities) or obtains as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties. The Company held approximately $800 million and $868 million of such securities, based on their fair value excluding the benefit of any insurance provided by the Company, as of December 31, 2020 and December 31, 2019, respectively. The Company has also authorized up to $750 million of Insurance segment assets to be invested in AssuredIM Funds plus $550 million of its fixed-maturity CLO and municipal bond investment portfolio to be managed by AssuredIM. The Company considers leveraging the knowledge and experience of AssuredIM to manage its assets to be a value added opportunity. Finally, the Company is using the investment knowledge and experience in AssuredIM to expand the categories and types of its alternative investments not managed by AssuredIM.

    The portion of the Insurance segment’s assets that is invested in AssuredIM Funds may be excluded from the amounts reported in the investment portfolio and instead reported in assets of CIVs in the Company’s consolidated statement of financial position if, under accounting principles generally accepted in the U.S. (GAAP), the Company is deemed to be the primary beneficiary. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Variable Interest Entities for information on when and how such funds and CLOs require consolidation.

The fair value of the Insurance segment’s investments in AssuredIM Funds as of December 31, 2020 and December 31, 2019 was $345 million and $77 million, respectively. As of December 31, 2020, certain funds and the underlying CLOs in which the consolidated funds invests, were consolidated. In instances where consolidation is required, the assets and liabilities of consolidated AssuredIM Funds and CLOs are reported in the line items captioned “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles,” resulting in a gross-up of the Company’s consolidated assets and liabilities.

Risk Management Procedures

Organizational Structure

The Company's Board of Directors (the Board or AGL's Board) oversees the risk management process. The Board employs an enterprise-wide approach to risk management that supports the Company's business plans within a reasonable level of risk. Risk assessment and risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for that company. The Board annually approves the Company's business plan, factoring risk management into account. It also approves the Company's risk appetite statement, which articulates the Company's tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid. The involvement of the Board in setting the Company's business strategy is a key part of its assessment of management's risk tolerance and also a determination of what constitutes an appropriate level of risk for the Company.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of  credit risks as well as other risks, including, but not limited to, market, financial, legal, and operational risks (including cybersecurity and data privacy risks), and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board is responsible for, among other matters, reviewing policies and processes related to risk assessment and risk management, including the Company's major financial risk exposures and the steps management has taken to monitor and control such exposures. It also oversees cybersecurity and data privacy and reviews compliance with legal and regulatory requirements (including cybersecurity and data privacy requirements). The Compensation Committee of the Board reviews compensation-related risks to the Company. The Finance Committee of the Board oversees the investment of the Company's investment portfolio (including alternative investments) and the Company's capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company's financial plan. The Nominating and Governance Committee of the Board oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members. The Environmental and Social Responsibility Committee oversees the Company's risk and opportunities related to environmental issues, such as climate change.

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

The Company's management committees responsible for enterprise risk management include:

•Portfolio Risk Management Committee—The Portfolio Risk Management Committee is responsible for enterprise risk management for the Company overall and focuses on measuring and managing credit, market and liquidity risk for the Company. This committee establishes company-wide credit policy for the Company's direct and assumed insured business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company's subsidiaries. All transactions in new asset classes or new jurisdictions, or otherwise outside the Company's Board-approved risk appetite statement, must be approved by this committee.

    The Company's management committees responsible for risk management in its Insurance segment include:

•Risk Management Committees—The U.S., AG Re and AGRO risk management committees and AGUK's and AGE's Surveillance Committees conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They review and may revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports. AGUK’s and AGE’s Executive Risk Management Committees are responsible for assisting the risk oversight committees of their respective board of directors in the management of risk and oversight of their respective company’s risk management framework and processes. This includes monitoring their respective company's compliance with risk strategy, risk appetite, risk limits, as well as overseeing and challenging their respective company’s risk management and compliance functions.

•U.S. Workout Committee—This committee receives reports from surveillance and workout personnel on insurance transactions at AGM, AGC or MAC that might benefit from active loss mitigation or risk reduction, and approves loss mitigation or risk reduction strategies for such transactions.

•Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, AGUK's and AGE's Executive Risk Committees, the AG Re Reserve Committee and the AGRO Reserve Committees. The committees review the reserve methodology and assumptions for each major asset class or significant below-investment-grade (BIG) transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for the relevant subsidiaries, taking into consideration supporting information provided by surveillance personnel.

    The Company's committees responsible for risk management in its Asset Management segment include:

•Asset Management Investment Committees—These committees focus on consistent application of rigorous investment evaluation criteria for the Asset Management segment's investing activity. Each Asset Management segment investment committee consists of the Chief Investment Officer and two or more senior investment professionals with deep expertise in the markets relevant to each investment.

•Asset Management Risk Committee—This focuses on preventing the Asset Management segment investment or business process from posing inappropriate risk of loss, legal or reputational damage to investors. The committee is responsible for approving Asset Management segment investment risk policy and managing the products consistently with all fiduciary objectives and constraints, including those of its affiliates. Compliance and other operational sub-committees report regularly to this committee on the full range of compliance and other operational risk matters applicable to the Asset Management segment including policies, risks and controls, audits, personal trading activity, compliance testing results, operational diligence and regulatory filings.

•Valuation Committee—This committee focuses on consistent and objective oversight of the Asset Management segment's valuation policies and procedures. It meets monthly to review the month-end valuations prior to the release of net asset valuations to fund investors. The month-end package includes details of estimated versus final NAV differences, securitized products price verification, valuation model reviews, price back testing, derivative valuation verification, administrator valuation reconciliation and latent price analysis. In addition, this committee convenes to review and decide on material changes to fund valuation methodology, material valuation changes on an Accounting Standards Codification (ASC) 820 Level 3 asset, pricing or valuation exceptions, valuation approach to new products, new model approval, guidelines and policies for classification of assets and changes to policies and procedures.

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

The Company has established an enterprise level risk appetite statement, approved by the Board, and risk limits, that govern the Company's risk-taking activities, with similar documents governing the activities of each operating subsidiary. Risk management personnel monitor a variety of key risk indicators on an ongoing basis and work with the business units to take the appropriate steps to manage the Company's established risk appetites and tolerances. Risk management also uses an internally developed capital model to project potential credit losses in the insured portfolio and analyze the related capital implications for the Company, and performs stress and scenario testing to both validate model results and assess the potential financial impact of emerging risks.

Quarterly risk reporting keeps management and the Board and its Risk Oversight Committee, senior management, the business units and functional areas informed about material risk-related developments. At least once each year, risk management personnel prepare an Own Risk and Solvency Assessment for the Group and each of the operating companies (Commercial Insurer Solvency Self-Assessment for AG Re and AGRO) which reports the results of capital modeling, the status of key risk indicators and any emerging risks. In addition, the Company performs in-depth reviews annually of risk topics of interest to management and the Board. To the extent potentially significant business activities or operational initiatives are considered, the Chief Risk Officer analyzes the possible impact on the Company’s risk profile and capital adequacy.

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

The review cycle and scope vary based upon transaction type and credit quality. In general, the review process includes the collection and analysis of information from various sources, including trustee and servicer reports, financial statements, general industry or sector news and analyses, and rating agency reports. For public finance risks, the surveillance process includes monitoring general economic trends, developments with respect to state and municipal finances, and the financial situation of the issuers. For structured finance transactions, the surveillance process can include monitoring transaction performance data and cash flows, compliance with transaction terms and conditions, and evaluation of servicer or collateral manager performance and financial condition. Additionally, the Company uses various quantitative tools and models to assess transaction performance and identify situations where there may have been a change in credit quality. Surveillance activities may include discussions with or site visits to issuers, servicers or other parties to a transaction. Surveillance may adopt augmented procedures in response to various events, as it has done in response to the COVID-19 pandemic, major hurricanes or floods, and the announced sunset of the London Interbank Offered Rate (LIBOR).

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

    Ceded Business

As part of its risk management strategy prior to the global financial crisis of 2008, the Company obtained third party reinsurance or retrocessions for various risk management purposes, and may do so again in the future. Over the past several years, the Company has entered into commutation agreements reassuming portions of the previously ceded business from certain reinsurers; as of December 31, 2020, approximately 0.4%, or $0.1 billion, of its principal amount outstanding was still ceded to third party reinsurers, down from 12%, or $86.5 billion, as of December 31, 2009. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

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

Cybersecurity

The Company relies on digital technology to conduct its businesses and interact with market participants and vendors. With this reliance on technology comes the associated security risks from using today’s communication technology and networks. To defend the Company's computer systems from cyberattacks, the Company uses tools such as firewalls, anti-malware software, multifactor authentication, e-mail security services, virtual private networks, third-party security experts, and timely applied software patches, among others. The Company has also engaged third-party consultants to conduct penetration tests to identify any potential security vulnerabilities. The Company trains personnel on how to identify potential cybersecurity risks and protect Company information and resources. This training is mandatory for all employees globally on an annual basis. Although the Company believes its defenses against cyber intrusions are sufficient, it continually monitors its computer networks for new types of threats.

Data Privacy

The Company is subject to U.S., U.K., EU, and other non-U.S. laws and regulations that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their practices relating to the collection, disclosure and other processing of personal information. The Company is also subject to U.S., U.K., EU, and other non-U.S. laws and regulations requiring notification to affected individuals and regulators of security breaches. To address these requirements, the Company imposes mandatory security breach reporting, evidenced data controller/processor accountability for compliance with the EU General Data Protection Regulation principles, specific technical safeguards, as well as governance, risk assessment, monitoring and testing, third-party service provider incident response and reporting, and other requirements. The Company engages personnel through training on how to identify data privacy risks. This training is mandatory for all employees globally on an annual basis.

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

The Company is also exposed indirectly to climate change trends and events that might impair the performance of securities in its investment portfolio. The portfolio consists predominantly of fixed-income assets. Nevertheless, environmental issues, including regulatory changes, changes in supply or demand characteristics of fuels, and extreme weather events, may impact the value of certain securities. The Company determined in 2016 not to make any new investments in thermal coal enterprises. In fourth quarter of 2019, the Company revised its investment guidelines to incorporate material environmental factors into its investment analysis to enhance the quality of investment decisions.

In May 2019, the Board established an Environmental and Social Responsibility Committee to oversee the Company's response to climate change risk, and that committee meets quarterly.

Regulation

Overview

The Company’s operations are regulated by many different regulatory authorities, including insurance, securities, derivatives and investment advisory. The insurance and financial services industries generally have been subject to heightened regulatory scrutiny and supervision since the 2008 financial crisis.

The Company and its subsidiaries are subject to insurance-related and asset management-related statutes, regulations and supervision by the U.S. states and territories and the non-U.S. jurisdictions in which they do business. The degree and type of regulation varies from one jurisdiction to another. We expect that the domestic and international regulations applicable to the Company and its regulated entities will continue to evolve for the foreseeable future.

United States Regulation

Insurance and Financial Services Regulation

AGL has three operating insurance subsidiaries domiciled in the U.S., which the Company refers to collectively as the Assured Guaranty U.S. Insurance Subsidiaries.

•AGM is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia, Guam, Puerto Rico and the U.S. Virgin Islands.

•MAC is a New York domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states and the District of Columbia. MAC only insures U.S. public finance debt obligations, focusing on investment grade bonds in select sectors of that market. On February 24, 2020, the Company received the last regulatory approval required to merge MAC with and into AGM, with AGM as the surviving company. The merger is expected to be effective on April 1, 2021. Upon the merger all direct insurance policies issued by MAC would become direct insurance obligations of AGM.

•AGC is a Maryland domiciled insurance company licensed to write financial guaranty insurance and reinsurance in 50 U.S. states, the District of Columbia and Puerto Rico.

Insurance Holding Company Regulation

The U.S. Insurance Subsidiaries are subject to the insurance holding company laws of their respective jurisdictions of domicile, as well as other jurisdictions where these insurers are licensed to do insurance business. These laws generally require each of the U.S. Insurance Subsidiaries to register with its domestic state insurance department and annually to furnish financial and other information about the operations of companies within its holding company system. Generally, all transactions among companies in the holding company system to which any of the U.S. Insurance Subsidiaries is a party (including sales, loans, reinsurance agreements and service agreements) must be fair and, if material or of a specified category, such as reinsurance or service agreements, require prior notice to and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

Change of Control

Before a person can acquire control of a U.S.-domiciled insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled or deemed commercially domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of such insurer. Because a person acquiring 10% or more of AGL's common shares would indirectly control the same percentage of the stock of our U.S. Insurance Subsidiaries, the insurance change of control laws of Maryland and New York would likely apply to such acquisition. Accordingly, a person acquiring 10% or more of AGL’s common shares must either file disclaimers of control of our U.S. Insurance Subsidiaries with the insurance commissioners of the States of Maryland and New York or apply to acquire control of such subsidiaries with such insurance commissioners. Prior to approving an application to acquire control of a domestic insurer, each state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant's board of directors and executive officers, the applicant's plans for the management of the board of directors and executive officers of the insurer, the applicant's plans for the future operations of the insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving AGL that some or all of AGL's shareholders might consider to be desirable, including, in particular, unsolicited transactions.

Other State Insurance Regulations

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including licensing these companies to transact business, “accrediting” reinsurers, determining whether assets are "admitted" and counted in statutory surplus, prohibiting unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends and, in certain instances, approving policy forms and related materials and approving premium rates. State insurance laws and regulations require the U.S. Insurance Subsidiaries to file financial statements with insurance departments in every U.S. state or jurisdiction where they are licensed, authorized or accredited to conduct insurance business, and their operations are subject to examination by those departments at any time. The U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with Statutory Accounting Principles, or SAP, and procedures prescribed or permitted by these departments. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years.

The NYDFS, the regulatory authority of the domiciliary jurisdiction of AGM and MAC, and the Maryland Insurance Administration (the MIA), the regulatory authority of the domiciliary jurisdiction of AGC, each conducts a periodic examination of insurance companies domiciled in New York and Maryland, respectively, usually at five-year intervals. In 2018, the NYDFS completed its most recent examinations of AGM and MAC, and MIA completed its most recent examination of AGC. The examinations for AGM and AGC were for the five year period ending December 31, 2016, and the examination for MAC was for the period from July 1, 2012 through December 31, 2016. The examination reports from the NYDFS and MIA did not note any significant regulatory issues.

    State Dividend Limitations

New York.    One of the primary sources of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM and MAC may only pay dividends out of "earned surplus," which is the portion of an insurer’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to the insurer’s shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM and MAC may each pay dividends without the prior approval of the NYDFS in an amount that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the NYDFS) or 100% of its adjusted net investment income during that period. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources — Insurance Subsidiaries, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Maryland.    Another primary source of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland's insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend in an amount that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. A dividend or distribution to a shareholder of AGC in excess of this limitation would constitute an "extraordinary dividend," which must be paid out of AGC’s "earned surplus" and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of AGC's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to its shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the Maryland Insurance Commissioner (the Maryland Commissioner) of the proposed payment within five business days following declaration and at least ten days before payment. The Maryland Commissioner may declare that such dividend not be paid if it finds that AGC's policyholders' surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources — Insurance Subsidiaries, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Contingency Reserves

Each of AGM and MAC under the New York Insurance Law, and AGC under Maryland insurance law and regulations, must establish a contingency reserve to protect policyholders. The New York Insurance Law and Maryland insurance laws and regulations, as applicable, determine the calculation of the contingency reserve and the period of time over which it must be established and, subsequently, can be released.

In both New York and Maryland, releases from the insurer's contingency reserve may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations.

From time to time, the U.S. Insurance Subsidiaries have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer's outstanding insured obligations. In 2020, the U.S. Insurance Subsidiaries, each requested a release of accumulated contingency reserve which were deemed excessive in relation to the Company's outstanding insured obligations. AGM and MAC obtained the NYDFS's approval for contingency reserve releases of approximately $111 million and $24 million, respectively, and AGC obtained the MIA's approval for a contingency reserve release of approximately $1.3 million, which were recorded in 2020. The MAC and AGC releases consisted entirely of the assumed contingency reserves maintained by those companies, as reinsurers of AGM, in connection with the same insured obligations that were the subject of AGM's $111 million release. Similarly, in 2019, on the same basis, AGM and MAC obtained the NYDFS's approval for contingency reserve releases of approximately $124 million and $25 million, respectively, and AGC obtained the MIA's approval for a contingency reserve release of approximately $4 million. As in 2020, the MAC and AGC releases in 2019 consisted of the assumed contingency reserves maintained by those companies, as reinsurers of AGM, in connection with the same insured obligations that were the subject of AGM's $124 million release.

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

Single and Aggregate Risk Limits

The New York Insurance Law and the Code of Maryland Regulations establish single risk limits for financial guaranty insurers applicable to all obligations insured by a financial guaranty insurer that are issued by a single entity and backed by a single revenue source. For example, under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, the insured unpaid principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves.

Under the limit applicable to qualifying asset-backed securities, the lesser of:

•the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, or

•the insured unpaid principal (reduced by the extent to which the unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves, subject to certain conditions.

Single-risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those described above for municipal and asset-backed obligations. Obligations not qualifying for an enhanced single-risk limit are generally subject to a catch-all or “other” limit under which the unpaid principal of the single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. For example, "triple-X" and "future flow" securitizations, as well as unsecured corporate obligations and unsecured investor-owned utility obligations, are generally subject to this catch-all or “other” single-risk limit.

The New York Insurance Law and the Code of Maryland Regulations also establish an aggregate risk limit on the basis of the aggregate net liability insured by a financial guaranty insurer as compared with its statutory capital. "Aggregate net liability" is defined for this purpose as the outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under this limit, an insurer’s combined policyholders' surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2020, the aggregate net liability of each of AGM, MAC and AGC utilized approximately 23%, 14% and 8% of their respective policyholders' surplus and contingency reserves.

The New York Superintendent and the Maryland Commissioner each have broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In the Company's experience in New York, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

Investments

The U.S. Insurance Subsidiaries are subject to laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, real estate, equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. In addition, any investment by the U.S. Insurance Subsidiaries must be authorized or approved by the insurance company's board of directors or a committee thereof that is responsible for supervising or making such investment.

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

U.S. Credit for Reinsurance Requirements for Non-U.S. Reinsurance Subsidiaries

The Company’s Bermuda reinsurance subsidiaries – AG Re and AGRO – are affected by regulatory requirements in various U.S. states governing the ability of a ceding company domiciled in the state to receive credit on its financial statements for reinsurance provided by a reinsurer. In general, under such requirements, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company's state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), and loss and loss adjustment expense (LAE) reserves ceded to the reinsurer. The great majority of states, however, also permit a credit on the statutory financial statements of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing collateral in the form of a letter of credit, trust fund or other acceptable security arrangement. Certain of those states also permit such non-licensed/non-accredited reinsurers that meet certain specified requirements to apply for “certified reinsurer” status. If granted, such status allows the certified reinsurer to post less than 100% collateral (the exact percentage depends on the certifying state's view of the reinsurer's financial strength) and the applicable ceding company will still qualify, on the basis of such reduced collateral, for full credit for reinsurance on its statutory financial statements with respect to reinsurance contracts renewed or entered into with the certified reinsurer on or after the date the reinsurer becomes certified. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The Company's reinsurance subsidiaries AG Re and AGRO are not licensed, accredited or approved in any state and, accordingly, have established trusts to secure their reinsurance obligations. In 2017, AGRO obtained certified reinsurer status in Missouri, which allows AGRO to post 10% collateral in respect of any reinsurance assumed from a Missouri-domiciled ceding company on or after the date of AGRO’s certification (although, currently, AGRO does not assume any such reinsurance). See "International Regulation —Bermuda—Bermuda Insurance Regulation" for Bermuda regulations applicable to AG Re and AGRO.

Regulation of Swap Transactions Under Dodd-Frank

The Company’s businesses are subject to direct and indirect regulation under U.S. federal law. In particular, the Company’s derivatives activities are directly and indirectly subject to a variety of regulatory requirements under the Dodd- Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Based on the size of its subsidiaries' remaining legacy derivatives portfolios, AGL does not believe any of its subsidiaries are required to register with the Commodity Futures Trading Commission (CFTC) as a “major swap participant” or with the SEC as a "major securities-based swap participant." Certain of the Company's subsidiaries may be subject to Dodd- Frank Act requirements to post margin for, or to clear on a regulated execution facility, future swap transactions or with respect to certain amendments to legacy swap transactions, if they enter into such transactions.

Regulation of U.S. Asset Management Business

AGL has three operating asset management subsidiaries domiciled in the U.S. and registered as investment advisers with the SEC: AssuredIM LLC, AHP and BlueMountain CLO Management, LLC (BMCLO). (BMCLO's AUM is relatively small and BMCLO is not one of the Company's principal investment advisers.) Registered investment advisers are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the Advisers Act). As registered investment advisers, AssuredIM LLC, AHP and BMCLO must file periodic reports on Forms ADV, which are publicly available. The Advisers Act also imposes additional requirements on registered advisers, including the maintenance of a Code of Ethics addressing potential conflicts of interest, an effective compliance program, recordkeeping and reporting, disclosure, limitations on cross and principal transactions between an adviser and its advisory clients and general anti-fraud prohibitions. AssuredIM is also registered with the CFTC as a commodity pool operator and is a member of the National Futures Association (NFA).

In addition, private funds advised by AssuredIM LLC, AHP and BMCLO rely on exemptions from various requirements of the Securities Act, the Exchange Act, the U.S. Investment Company Act of 1940, as amended, the Commodity

Exchange Act and the U.S. Employee Retirement Income Security Act of 1974, as amended. These exemptions are complex and may in certain circumstances depend on compliance by third parties which are not controlled by the Company.

International Regulation

General

A portion of the Company’s business is conducted in foreign countries. Generally, the Company’s subsidiaries operating in foreign jurisdictions must satisfy local regulatory requirements. Certain of these jurisdictions require registration and periodic reporting by insurance and reinsurance companies that are licensed or authorized in such jurisdictions and are controlled by other entities. Applicable legislation also typically requires periodic disclosure concerning the entity that controls the insurer and reinsurer and the other companies in the holding company system and prior approval of intercompany transactions and transfers of assets, including, in some instances, payment of dividends by the insurance and reinsurance subsidiary within the holding company system.

In addition to these licensing, disclosure and asset transfer requirements, the Company’s foreign operations are also regulated in various jurisdictions with respect to, among other matters, policy language and terms, amount and type of reserves, amount and type of capital to be held, amount and type of local investment, local tax requirements, and restrictions on changes in control. AGL, as a Bermuda-domiciled holding company, is also subject to shareholding restrictions. Such shareholding restrictions of AGL and restrictions on changes in control of our foreign operations may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions, and, in particular, unsolicited transactions, that some or all of its shareholders might consider to be desirable. See Item 1A. Risk Factors, Risks Related to GAAP, Applicable Law and Regulations captioned “Applicable insurance laws may make it difficult to effect a change of control of AGL.”

Bermuda

The Bermuda Monetary Authority (the Authority) regulates the Company’s operating insurance and reinsurance subsidiaries in Bermuda. AG Re and AGRO are each an insurance company currently registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the Insurance Act). AG Re is registered and licensed as a Class 3B insurer and AGRO is registered and licensed as a Class 3A insurer and a Class C long-term insurer. AGRO, as a Class 3A insurer, and AG Re, as a Class 3B insurer, are authorized to carry on general insurance business (as understood under the Insurance Act), subject to any conditions attached to their license and to compliance with the requirements imposed by the Insurance Act. AGRO, additionally as a Class C long-term insurer, is permitted to carry on long-term business (as understood under the Insurance Act) subject to any conditions attached to its license and to similar compliance requirements and the requirement to maintain its long-term business fund (a segregated fund).

Bermuda Insurance Regulation

The Insurance Act, as enforced by the Authority, imposes on AG Re and AGRO a variety of requirements and restrictions, including the filing of annual statutory financial returns; the filing of annual GAAP financial statements; compliance with minimum enhanced capital requirements; compliance with the Authority’s Insurance Code of Conduct; compliance with minimum solvency and liquidity standards; restrictions on the declaration and payment of dividends and distributions; preparation of an annual Financial Condition Report providing details on measures governing the business operations, corporate governance framework, solvency and financial performance of the insurer and reinsurer; restrictions on changes in control of regulated insurers and reinsurers; restrictions on the reduction of statutory capital; and the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance and reinsurance companies and in certain circumstances share information with foreign regulators.
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

Minimum Solvency Margin and Enhanced Capital Requirements

Under the Insurance Act, AG Re and AGRO must each ensure that the value of its general business statutory assets exceeds the amount of its general business statutory liabilities by an amount greater than a prescribed minimum solvency margin and each company's applicable enhanced capital requirement, which is established by reference to either its Bermuda Solvency Capital Requirement (BSCR) model or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory economic capital and surplus) by establishing capital requirements for ten categories of risk in the insurer’s business: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk.

Restrictions on Dividends and Distributions

The Insurance Act limits the declaration and payment of dividends and other distributions by AG Re and AGRO, including by prohibiting each company from declaring or paying any dividends during any financial year if it is in breach of its prescribed minimum solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach. Dividends are paid out of each insurer's statutory surplus and, therefore, dividends cannot exceed such surplus. See "Minimum Solvency Margin and Enhanced Capital Requirements" above and "Minimum Liquidity Ratio" below.

The Companies Act 1981 of Bermuda (Companies Act) also limits the declaration and payment of dividends and other distributions by Bermuda companies such as AGL and its Bermuda subsidiaries, which, in addition to AG Re and AGRO, also include Cedar Personnel Ltd. (together, Bermuda Subsidiaries). Such companies may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is, and after the payment will be, able to meet and pay its liabilities as they become due and the realizable value of the company's assets will not be less than its liabilities.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding insurers and any other assets which the Authority accepts on application. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit, corporate guarantees and other instruments.

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

AGL is not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See "— Tax Matters—Taxation of AGL and Subsidiaries—Bermuda."

United Kingdom Insurance and Financial Services Regulation

Each of AGUK and Assured Guaranty Finance Overseas Ltd. (AGFOL) are subject to the U.K.'s FSMA, which covers financial services relating to deposits, insurance, investments and certain other financial products. Under FSMA, effecting or carrying out contracts of insurance by way of business in the U.K. each constitutes a “regulated activity” requiring authorization by the appropriate regulator.

The PRA and the FCA are the main regulatory authorities responsible for insurance regulation in the U.K. These two regulatory bodies cover the following areas:

◦the PRA, a part of the Bank of England, is responsible for prudential regulation of certain classes of financial services firms, including insurance companies, and

◦the FCA is responsible for the prudential regulation of all non-PRA firms and the regulation of market conduct by all firms.

AGUK, as an insurance company, is regulated by both the PRA and the FCA. They impose on AGUK a variety of requirements and restrictions, including minimum solvency capital requirements; change of control; reporting requirements; supervision of management; intervention and enforcement; and fees and levies. AGFOL, as an insurance intermediary, is regulated by the FCA. AGFOL's permissions from the FCA allow it to introduce business to AGC and AGM, so that AGFOL can arrange financial guaranties underwritten by AGC and AGM. AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places.

AGUK also is the principal of Assured Guaranty Credit Protection Ltd. (AGCPL). Prior to 2009, AGCPL entered into a limited number of derivative contracts, some of which are still outstanding, that provide credit protection on certain referenced obligations. AGUK guarantees AGCPL’s obligations under such derivative contracts. AGCPL is not authorized by the PRA or FCA, but is an appointed representative of AGUK. This means that AGCPL can carry on insurance distribution activities without a license because AGUK has regulatory responsibility for it.

PRA Supervision and Enforcement

The PRA has extensive powers to intervene in the affairs of an authorized firm, including the power in certain circumstances to withdraw the firm’s authorization to carry on a regulated activity. The PRA carries out the prudential supervision of insurance companies like AGUK through a variety of methods, including the collection of information from statistical returns, the review of accountants' reports and insurers' annual reports and disclosures, visits to insurance companies and regular formal interviews. The PRA takes a risk-based approach to the supervision of insurance companies.

The PRA assesses, on an ongoing basis, whether insurers are acting in a manner consistent with safety and soundness and appropriate policyholder protection, and whether they meet, and are likely to continue to meet, threshold conditions. The PRA weights its supervision towards those issues and those insurers that, in its judgment, pose the greatest risk to its regulatory objectives. It is forward-looking, assessing its objectives not just against current risks, but also against those that could plausibly arise in the future. Its risk assessment framework looks at the insurer’s risk context, the potential impact of failure of the insurer and mitigating factors.

AGUK calculates its minimum required capital according to the Solvency II criteria and is in compliance.

Other U.K. Regulatory Requirements

In 2010 it was agreed between AGUK’s management and its then regulator, the Financial Services Authority (now the PRA), that new business written by AGUK would be guaranteed using a co-insurance structure pursuant to which AGUK would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGUK's financial guaranty for each transaction covers a proportionate share (currently fixed from 2018 at 15%) of the total exposure, and AGM or AGC, as the case may be, guarantees the remaining exposure under the transaction (subject to compliance with EEA licensing requirements). AGM or AGC, as the case may be, will also provide a second-to-pay guaranty to cover AGUK's financial guaranty.

    Solvency II and Solvency Requirements

    Solvency II took effect from 1 January 2016 in the United Kingdom and remains in effect post-Brexit. Solvency II provides rules on capital adequacy, governance and risk management and regulatory reporting and public disclosure. Under Solvency II, AGUK is subject to certain limits and requirements, including the maintenance of a minimum solvency capital requirement (which depends on the type and amount of insurance business a company writes and the other risks to which it is exposed) and the establishment of technical provisions, which include projected losses and premium earnings. Failure to maintain capital at least equal to the capital requirements under Solvency II is one of the grounds on which the wide powers of intervention conferred upon the PRA may be exercised.

Among other things, Solvency II introduced a revised risk-based prudential regime which includes the following features: (1) assets and liabilities are generally to be valued at their market value; (2) the amount of required economic capital is intended to ensure, with a probability of 99.5%, that regulated insurance firms are able to meet their obligations to policyholders and beneficiaries over the following 12 months; and (3) reinsurance recoveries are treated as a separate asset (rather than being netted off the underlying insurance liabilities). AGUK calculates its solvency capital requirements using the Standard Formula under Solvency II and is in compliance.

Restrictions on Dividend Payments

U.K. company law prohibits each of AGUK and AGFOL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the PRA's capital requirements may in practice act as a restriction on dividends for AGUK.

Change of Control

Under FSMA, when a person decides to acquire or increase “control” of a U.K. authorized firm (including an insurance company) they must give the PRA (if regulated by the PRA and FCA) or the FCA (if regulated solely by the FCA) notice in writing before making the acquisition. The PRA and the FCA have up to 60 working days (without including any period of interruption) in which to assess a change of control case. Any person (a company or individual) that directly or indirectly acquires 10% or 20% (depending on the type of firm, the “Control Percentage Threshold”) or more of the shares, or is entitled to exercise or control the exercise of the Control Percentage Threshold or more of the voting power, of a U.K. authorized firm or its parent undertaking is considered to “acquire control” of the authorized firm. Broadly speaking, the 10% threshold applies to banks, insurers and reinsurers (but not brokers) and Markets in Financial Instruments Directive (MiFID) investment firms, and the 20% threshold to insurance brokers and certain other firms that are non-directive firms.

U.K. withdrawal from the European Union

Through 2019, AGUK wrote business in the U.K. and various countries throughout the EU as well as certain other non-EU countries. In mid-2019, to address the impact of the withdrawal of the United Kingdom from the EU, AGL established AGE as a French incorporated company. AGE was authorized by the French insurance and banking supervisory authority, the Autorité de Contrôle Prudentiel et de Résolution (ACPR), to conduct financial guarantee business from January 2, 2020, and from that date AGUK ceased the underwriting of new business within the EEA. In October 2020, in preparation for Brexit, AGUK transferred to AGE certain existing AGUK policies relating to risks in the EEA under the Part VII Transfer.

AGUK will continue to write new business in the United Kingdom and certain other non-EU countries.

Regulation of U.K. Asset Management Business

AssuredIM London is domiciled in the U.K. and is authorized by the FCA as an investment manager in the United Kingdom. The FSMA and rules promulgated thereunder, together with certain additional legislation (derived from both EU and U.K. sources), govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, and discretionary management services, the use and safekeeping of client funds and securities, regulatory capital, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures.

AssuredIM London is registered as an investment adviser under the Advisers Act and must file periodic reports on Forms ADV, which are publicly available. The Advisers Act also imposes additional requirements on registered advisers, including the maintenance of a Code of Ethics addressing potential conflicts of interest, an effective compliance program, recordkeeping and reporting, disclosure, limitations on cross and principal transactions between an adviser and its advisory clients and general anti-fraud prohibitions

AssuredIM London is registered as a commodity trading adviser with the CFTC and is a member of the NFA. Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the Commodity Exchange Act). The requirements of the Commodity Exchange Act relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct and general anti-fraud prohibitions.

In addition, AssuredIM London relies on complex exemptions from the Securities Act, the Exchange Act, the U.S. Investment Company Act of 1940, as amended, the Commodity Exchange Act and the U.S. Employee Retirement Income

Security Act of 1974, as amended. Such exemptions may in certain circumstances depend on compliance by third parties not controlled by the Company.

France

    As an insurance company licensed in France, AGE is regulated by the ACPR and is subject to the provisions of Solvency II as well as related EU delegated regulations as implemented in France, and by the French Insurance Code and the Monetary and Financial Code, both of which set out the primary rules governing the insurance industry in France. In accordance with French insurance regulation and Solvency II, AGE is permitted to carry on its activities in the countries of the EEA where it is authorized to operate under the freedom to provide services regime.

French regulation of insurance companies imposes on AGE a variety of requirements and restrictions, including minimum solvency capital requirements; change of control; reporting requirements; supervision of management; and intervention and enforcement.

ACPR Supervision and Enforcement

The ACPR has extensive powers to intervene in the affairs of an insurance company, including the power in certain circumstances to withdraw the company’s authorization to carry on a regulated activity. The ACPR carries out the prudential supervision of insurance companies like AGE through a variety of methods, including the collection of information from statistical returns, the review of accountants' reports and insurers' annual reports and disclosures, visits to insurance companies and regular formal interviews.

The ACPR assesses, on an ongoing basis, whether insurers are acting in a manner consistent with safety and soundness and appropriate policyholder protection, and whether they meet, and are likely to continue to meet, threshold conditions. The ACPR is forward-looking, assessing its objectives not just against current risks, but also against those that could plausibly arise in the future. Its risk assessment framework looks at the insurer’s risk context, the potential impact of failure of the insurer and mitigating factors.

Solvency II and Solvency Requirements

Solvency II came into effect in France on 1 January 2016 and is the legal and regulatory basis for the supervision of insurance firms in France. It provides rules on capital adequacy, governance, risk management, and regulatory reporting and public disclosure. Under Solvency II, AGE is subject to certain limits and requirements, including the maintenance of a minimum solvency capital requirement (which depends on the type and amount of insurance business a company writes and the other risks to which it is exposed) and the establishment of technical provisions, which include projected losses and premium earnings. Failure to maintain capital at least equal to the capital requirements under Solvency II is one of the grounds on which the wide powers of intervention conferred upon the ACPR may be exercised.

Among other things, Solvency II introduced a revised risk-based prudential regime which includes the following features: (1) assets and liabilities are generally to be valued at their market value; (2) the amount of required economic capital is intended to ensure, with a probability of 99.5%, that regulated insurance firms are able to meet their obligations to policyholders and beneficiaries over the following 12 months; and (3) reinsurance recoveries are treated as a separate asset (rather than being netted off the underlying insurance liabilities). AGE calculates its solvency capital requirements using the Standard Formula under Solvency II and is in compliance.

Restrictions on Dividend Payments

French company law prohibits AGE from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While French law imposes no statutory restrictions on an insurer's ability to declare a dividend, the ACPR's capital requirements may, in practice, act as a restriction on dividends for AGE.

Change of Control

The French insurance code has requirements regarding acquisitions, disposals, and increases or decreases in ownership of a French-licensed insurance company.

Any transaction enabling a person (a company or individual), acting alone or in concert with other persons, to acquire, increase, dispose of or reduce its ownership in an insurance company licensed in France requires express or implied approval from the ACPR; (i) where such transaction results directly or indirectly in the proportion of shares or voting rights held by that person or those persons rising above 10%, 20%, one-third or 50% of all shares or voting rights; (ii) where the insurance or reinsurance company becomes a subsidiary of that person or those persons; and (iii) where the transaction allows this person or persons to exercise a significant influence over the management of this company.

As a matter of principle, the ACPR has 60 business days from the date on which it acknowledges receipt of the notification of the transaction to notify the reporting entity and the insurance company whose ownership change is contemplated of its refusal or approval of the transaction. In approving or refusing the transaction, the ACPR takes into account various factors, including the reputation of the acquirer, the effect of the transaction on the business and the management of the company, the impact of the transaction on the financial strength of the company, or the ability of the company to continue to comply with applicable regulation.

Human Capital Management

The Company recognizes that its workforce, as a key driver of long-term performance, is among its most valued assets. During this critical period in the Company’s history, as it seeks to accomplish a multi-year transformation into a diversified financial services company with a dual focus on financial guaranty insurance and asset management, the contributions of its people are essential to its success.

As a result, the Company’s key human capital management objectives are to attract and retain a diverse group of the highest quality employees, including talented and experienced business leaders who drive its corporate strategies and build long-term shareholder value. To support these objectives, the Company’s human resources programs are designed to reward and support employees with competitive compensation and benefit packages in each of its locations around the globe, and with professional development opportunities to cultivate talented employees and prepare them for critical roles and future leadership positions.

As of December 31, 2020, the Company employed 412 people worldwide; approximately 90% of employees are based in Bermuda and the U.S. and approximately 10% are based in the U.K. and France. Approximately 34% of the Company’s workforce is female and 66% is male. The average tenure is 11 years. Other than in France, none of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are satisfactory.

Compensation and benefits. The compensation program is designed to attract, retain and motivate talented individuals and to recognize and reward outstanding achievement. The components of the program consist of base salary and may include incentive compensation in the form of an annual cash incentive and deferred compensation in the form of cash and/or equity (including, in the case of certain AssuredIM professionals, an entitlement to a portion of carried interest allocated to the general partners of certain AssuredIM Funds). The Company believes that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns the interests of employees and investors. The Company also offers to all employees benefits such as life and health (medical, dental and vision) insurance, retirement savings plans, an employee stock purchase plan, paid time off, paid family leave, reimbursement of adoption expenses and of health club fees, and corporate matches of an employee’s charitable contributions.

Employee development opportunities. The Company invests in the professional development of its workforce. To support the advancement of its employees at the Company, the Company endeavors to strengthen their qualifications by providing equitable access to training, including in leadership, management and effective communication skills, and mentoring opportunities. Tuition reimbursement assistance is available to staff in all jurisdictions. The Company also provides opportunities for qualified employees to work abroad in another of the Company’s offices.

Diversity and inclusion initiatives. Guided by its Diversity and Inclusion policy, the Company is committed to building and sustaining at all levels of the organization a diverse workforce that is representative of its communities, in a manner consistent with its business needs, scale and resources, and creating an inclusive culture and workplace that embraces the differences within its staff and effectively utilizes the many and varied talents of its employees. The Environmental and Social Responsibility Committee of the AGL board of directors, which was established in 2019, oversees and reviews the Company’s strategies, policies and practices regarding diversity and inclusion, in addition to focusing on environmental stewardship; corporate social responsibility, including community engagement and corporate philanthropy; and stakeholder engagement. The Company has also established an employee-led Diversity and Inclusion Committee that will recommend strategies and initiatives to achieve its diversity and inclusion goals.

Tax Matters

United States Tax Reform

Tax reform commonly referred to as the 2017 Tax Cuts and Jobs Act (Tax Act) was passed by the U.S. Congress and was signed into law on December 22, 2017. The Tax Act lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and required a one-time tax on a deemed repatriation of untaxed earnings of non-U.S. subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the Tax Act also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the Tax Act included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and United States persons investing in such companies. For example, the Tax Act includes a base erosion and anti-abuse tax (BEAT) that could make affiliate reinsurance between United States and non-U.S. members of the Company's group economically unfeasible. In addition, the Tax Act introduced a current tax on global intangible low taxed income that may result in an increase in U.S. corporate income tax imposed on the Company's U.S. group members with respect to earnings of their non-U.S. subsidiaries. As discussed in more detail below, the Tax Act also revised the rules applicable to passive foreign investment companies (PFICs) and controlled foreign corporations (CFCs). Although the Company is currently unable to predict the ultimate impact of the Tax Act on its business, shareholders and results of operations, it is possible that the Tax Act may increase the U.S. federal income tax liability of U.S. members of the group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (RPII) are subject to change, possibly on a retroactive basis. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation and Note 16, Income Taxes.

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

    The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to non-U.S. insurers with respect to risks of a U.S. person located wholly or partly within the U.S. or risks of a foreign person engaged in a trade or business in the U.S. which are located within the U.S. The rates of tax applicable to premiums paid are 4% for direct casualty insurance premiums and 1% for reinsurance premiums.

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

As a company that is not incorporated in the U.K., AGL will be considered tax resident in the U.K. only if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. From November 6, 2013, the AGL Board began to manage the affairs of AGL in such a way as to maintain its status as a company that is tax resident in the U.K.

As a U.K. tax resident company, AGL is subject to the tax rules applicable to companies resident in the U.K., including the benefits afforded by the U.K.’s tax treaties.

As a U.K. tax resident, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (HMRC). AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The rate of corporation tax is currently 19%. AGL has also registered in the U.K. to report its value added tax (VAT) liability. The current standard rate of VAT is 20%.

The dividends AGL receives from its direct subsidiaries should be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The non-U.K. resident subsidiaries intend to operate in such a manner that their profits are outside the scope of the charge under the "controlled foreign companies" regime. Accordingly, Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be attributed to AGL and taxed in the U.K. under the CFC regime. In 2013, Assured Guaranty obtained clearance from HMRC confirming this on the basis of the facts and intentions as they were at the time.

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

The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of AGL's shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase and hold their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder's specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to AGL or any of its non-U.S. subsidiaries as "United States shareholders" for purposes of the CFC rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power or value of all classes of AGL shares or the shares of any of AGL's non-U.S. subsidiaries (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax adviser.

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

Classification of AGL or its Non-U.S. Subsidiaries as a CFC.   Each 10% U.S. Shareholder (as defined below) of a non-U.S. corporation that is a CFC at any time during a taxable year that owns, directly or indirectly through non-U.S. entities, shares in the non-U.S. corporation on the last day of the non-U.S. corporation's taxable year on which it is a CFC, must include in its gross income, for U.S. federal income tax purposes, its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. "Subpart F income" of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., constructively)) more than 50% of the total combined voting power of all classes of voting stock of such non-U.S. corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation in which more than 25% of the total combined voting power of all classes of stock or more than 25% of the total value of the stock is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A "10% U.S. Shareholder" is a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively) at least 10% of the total combined voting power or value of all classes of stock of the non-U.S. corporation. The Tax Act expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in the Company's organizational documents that cut back voting power to potentially avoid 10% U.S. Shareholder status will no longer mitigate the risk of 10% U.S. Shareholder status. AGL believes that because of the dispersion of AGL's share ownership, no U.S. Person who owns shares of AGL directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively), 10% or more of the total voting power or value of all classes of shares of AGL or any of its non-U.S. subsidiaries. However, AGL’s shares may not be as widely dispersed as the Company believes due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S. Person who owns the Company's shares will not be characterized as a 10% U.S. Shareholder. In addition, the direct and indirect subsidiaries of Assured Guaranty US Holdings Inc. (AGUS) are characterized as CFCs and any subpart F income generated will be included in the gross income of the applicable domestic subsidiaries in the AGL group.

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

Uncertainty as to Application of RPII.    The RPII provisions are complex and have never been interpreted by the courts or the Treasury Department in final regulations; regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the Internal Revenue Service (IRS), the courts or otherwise, might have retroactive effect. These provisions include the grant of authority to the Treasury Department to prescribe "such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise." Accordingly, the meaning of the RPII provisions and the application thereof to the Foreign Insurance Subsidiaries is uncertain. In addition, the Company cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Any prospective investor which does business with a Foreign Insurance Subsidiary and is considering an investment in common shares should consult his tax adviser as to the effects of these uncertainties.

Information Reporting.    Under certain circumstances, U.S. Persons owning shares (directly, indirectly or constructively) in a non-U.S. corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by (i) a person who is treated as a RPII shareholder, (ii) a 10% U.S. Shareholder of a non-U.S. corporation that is a CFC at any time during any tax year of the non-U.S. corporation and who owned the stock on the last day of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a non-U.S. corporation and as a result thereof owns 10% or more of the voting power or value of such non-U.S. corporation, whether or not such non-U.S. corporation is a CFC. For any taxable year in which AGL determines that neither the 20% Gross Income Exception nor the 20% Ownership Exception applies, AGL will provide to all U.S. Persons registered as shareholders of its shares a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties. In addition, U.S. shareholders should consult their tax advisers with respect to other information reporting requirements that may be applicable to them.

    U.S. Persons holding the Company's shares should consider their possible obligation to file FinCEN Form 114, Foreign Bank and Financial Accounts Report, with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to the non-U.S. accounts with their U.S. federal income tax returns. Shareholders should consult their tax advisers with respect to these or any other reporting requirement which may apply with respect to their ownership of the Company's shares.

Tax-Exempt Shareholders.    Tax-exempt entities will be required to treat certain subpart F insurance income, including RPII, that is includable in income by the tax-exempt entity as unrelated business taxable income. Prospective investors that are tax exempt entities are urged to consult their tax advisers as to the potential impact of the unrelated business taxable income provisions of the Code. A tax-exempt organization that is treated as a 10% U.S. Shareholder or a RPII Shareholder also must file IRS Form 5471 in certain circumstances.

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

Code section 1248 provides that if a U.S. Person sells or exchanges stock in a non-U.S. corporation and such person owned, directly, indirectly through non-U.S. entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). The Company believes that because of the dispersion of AGL's share ownership, no U.S. shareholder of AGL should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of AGL; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of AGL's shares. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, AGL will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Ownership Exception or 20% Gross Income Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of AGL's shares because AGL will not be directly engaged in the insurance business. The Company cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisers regarding the effects of these rules on a disposition of common shares.

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

The insurance income exception originally was intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The Company expects, for purposes of the PFIC rules, that each of AGL's insurance subsidiaries is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. However, the Tax Act limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets, is predominantly engaged in an insurance business and satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to runoff-related or rating-related circumstances) (the Reserve Test). Further, the U.S. Treasury Department and the IRS recently issued final and proposed regulations (the 2020 Regulations) intended to clarify the application of the PFIC provisions to a non-U.S. insurance company and provide guidance on a range of issues relating to PFICs, including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and the extension of the look-through rule to 25% or more owned partnerships. The 2020 Regulations define insurance liabilities for purposes of the Reserve Test, tighten the Reserve Test and the statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of the 10% test (including a provision that deems certain financial guaranty insurers that fail the 25 percent test to meet the rating-related circumstances test). The 2020 Regulations also propose that a non-U.S. insurance company will qualify for the insurance company exception only if a factual requirements test or an active conduct percentage test is satisfied. The factual requirements test will be met if the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities on a regular and continuous basis with respect to its core functions and virtually all of the active decision making functions relevant to underwriting on a contract-by-contract basis (taking into account activities of officers and employees of certain related entities in certain cases). The active conduct percentage test will be satisfied if (1) the total costs incurred by the non-U.S. insurance company with respect to its officers and employees (including officers and employees of certain related entities) for services related to core functions (other than investment activities) equal at least 50% of the total costs incurred for all such services and (2) the non-U.S. insurer’s officers and employees oversee any part of the non-U.S. insurance company’s core functions, including investment management, that are outsourced to an unrelated party. Services provided by officers and employees of certain related entities are only taken into account in the numerator of the active conduct percentage if the non-U.S. insurance company exercises regular oversight and supervision over such services and compensation arrangements meet certain requirements. The 2020 Regulations also propose that a non-U.S. insurance company with no or a nominal number of employees that relies exclusively or almost exclusively upon independent contractors (other than certain related entities) to perform its core functions will not be treated as engaged in the active conduct of an insurance business. The Company believes that, based on the application of the PFIC look-through rules described above and the Company's plan of operations for the current and future years, AGL should not be characterized as a PFIC. However, as the Company cannot predict the likelihood of finalization of the proposed 2020 Regulations or the scope, nature, or impact of the 2020 Regulations on us, or whether the Company's non-U.S. insurance subsidiaries will be able to satisfy the Reserve Test in future years and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC. Prospective investors should consult their tax adviser as to the effects of the PFIC rules.

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

AGL's Tax Residency. AGL is not incorporated in the U.K., but from November 6, 2013, the AGL Board has managed its affairs with the intent to maintain its status as a company that is tax resident in the U.K.

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

AGL's authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 76,582,938 common shares were issued and outstanding as of February 23, 2021. Except as described below, AGL's common shares have no pre-emptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL's common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL's debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See "Acquisition of Common Shares by AGL" below.

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

Available Information

    The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company's Corporate Governance Guidelines, its Code of Ethics, AGL's Bye-Laws and the charters for its Board committees, as well as certain of the Company's environmental and social policies and statements. In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Summary of Risk Factors

The following summarizes some of the risks and uncertainties that may adversely affect the Company's financial condition, results of operations, capital, liquidity, business prospects or share price. It is provided for convenience and should be read together with the more expansive explanations below this summary.

Risks Related to Economic, Market and Political Conditions and Natural Phenomena
•The COVID-19 pandemic, the effectiveness and acceptance of related vaccines, and the governmental and private actions taken in response to the pandemic.
•Developments in the U.S. and global financial markets and economy generally, including those related to the COVID-19 pandemic.
•Significant budget deficits and pension funding and revenue shortfalls (in some cases caused or exacerbated by the COVID-19 pandemic) of certain state and local governments and entities that issue obligations the Company insures.
•Significant risks from large individual or correlated exposures.
•Losses on obligations of the Commonwealth of Puerto Rico and its related authorities and public corporations insured by the Company significantly in excess of those currently expected by the Company or recoveries significantly below those currently expected by the Company, whether as a result of the COVID-19 pandemic or otherwise.
•Changes in attitudes toward debt repayment negatively impacting the Company’s insurance portfolio.
•Persistently low interest rate levels and credit spreads adversely affecting demand for financial guaranty insurance.
•Global climate change adversely affecting the Company's insurance portfolio and investments.
•Credit losses and interest rate changes adversely affecting the Company's investments and AUM.
•Expansion of the categories and types of the Company’s investments exposing it to increased credit, interest rate, liquidity and other risks.

Risks Related to Estimates, Assumptions and Valuations
•Estimates of expected insurance losses are subject to uncertainties and actual amounts may be different, causing the Company to reserve either too little or too much for future losses.
•The valuation of many of the Company’s assets and liabilities and AUM includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

Strategic Risks
•Competition in the Company's industries.
•Acquisitions not resulting in the benefits anticipated.
•Risks related to the asset management business.
•Alternative investments not resulting in the benefits anticipated.
•A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries.

Operational Risks
•Fluctuations in foreign exchange rates.
•The transition from LIBOR as a reference rate.
•Less predictable, political, credit or legal risks associated with the some of the Company's non-U.S. operations.
•The loss of the Company's key executives or its inability to retain other key personnel.

•A cyberattack, security breach or failure in the Company's or a vendor's information technology system, or a data privacy breach of the Company's or a vendor's information technology system.
•Errors in, overreliance on, or misuse of, models.
•Significant claim payments may reduce the Company's liquidity.
•A sudden need to raise additional capital as a result of insurance losses, whether related to Puerto Rico, COVID-19 or otherwise, or as a result of changes in regulatory or rating agency capital requirements applicable to its insurance companies, at a time when additional capital may not be available or may be available only on unfavorable terms.
•Large insurance losses, whether related to Puerto Rico, COVID-19 or otherwise, substantially increasing the Company’s insurance subsidiaries’ leverage ratios, and preventing them from writing new insurance.
•The Company's holding companies' ability to meet their obligations may be constrained.
•The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

Risks Related to Taxation
•Changes in U.S. tax laws could reduce the demand or profitability of financial guaranty insurance, or negatively impact the Company's investments.
•Certain of the Company's non-U.S. subsidiaries may be subject to U.S. tax.
•AGL, AG Re and AGRO may become subject to taxes in Bermuda after March 2035y.
•In certain circumstances, U.S. Persons holding AGL's shares may be subject to taxation under the U.S. controlled foreign corporation rules (CFC Rules), additional U.S. income taxation on their proportionate share of the Company's related person insurance income (RPII) or unrelated business taxable income rules, and may be subject to adverse tax consequences if AGL is considered to be a PFIC for U.S. federal income tax purposes.
•Changes in U.S. federal income tax law adversely affecting an investment in AGL's common shares.
•An ownership change under Section 382 of the Code could have adverse U.S. federal tax consequences.
•A change in AGL’s U.K. tax residence or its ability to otherwise qualify for the benefits of income tax treaties to which the U.K. is a party could adversely affect an investment in AGL’s common shares.
•Changes in U.K. tax law or in AGL’s ability to satisfy all the conditions for exemption from U.K. taxation on dividend income or capital gains in respect of its direct subsidiaries could affect an investment in AGL’s common shares.
•An adverse adjustment under U.K. transfer pricing legislation could adversely impact Assured Guaranty's tax liability.
•An adverse adjustment under U.K. legislation governing the taxation of U.K. tax resident holding companies on the profits of their non-U.K. subsidiaries adversely affecting Assured Guaranty's tax liability.
•Assured Guaranty's financial results may be affected by measures taken in response to the Organization for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting (BEPS) project.

Risks Related to GAAP, Applicable Law and Litigation
•Changes in the fair value of the Company's insured credit derivatives portfolio, its committed capital securities (CCS) and its variable interest entities (VIEs), and/or the Company’s decision to consolidate or deconsolidate one or more VIEs during a financial reporting period, subjecting its financial condition and results of operations to volatility.
•Changes in industry and other accounting practices.
•Changes in or inability to comply with applicable law and regulations.
•Legislation, regulation or litigation arising out of the struggles of distressed obligors, including struggles related to COVID-19.
•Certain insurance regulatory requirements and restrictions constraining AGL's ability to pay dividends and fund share repurchases and other activities.
•Applicable insurance laws may make it difficult to effect a change of control of AGL.

Risks Related to AGL's Common Shares
•Volatility in the market price of AGL's common shares.
•Provisions in the Code and AGL's Bye-Laws reducing or increasing the voting rights of its common shares.
•Provisions in AGL's Bye-Laws potentially restricting the ability to transfer common share or requiring shareholders to sell their common shares.

Risks Related to Economic, Market and Political Conditions and Natural Phenomena

The development, course and duration of the COVID-19 pandemic, the effectiveness and acceptance of the related vaccines, and the governmental and private actions taken in response to the pandemic may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price.

In addition to its human toll, the COVID-19 pandemic and the governmental and private actions taken in response have caused economic and financial disruption on a global scale. While vaccinations have been developed and are being approved and deployed by governments, the course and duration of the pandemic, the effectiveness and acceptance of the vaccines, and future governmental and private responses to the pandemic remain unknown. Consequently, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. The Company has, however, been working since the onset of the pandemic to identify and mitigate risks it faces from COVID-19, and believes the most material of these risks include the following, all of which are discussed in more detail below:
•Impact on its insurance business, including:
◦Increased insurance claims and loss reserves;
◦Increased correlation of risks;
◦Difficulty in meeting applicable capital requirements as well as other regulatory requirements;
◦Reduction in one or more of the financial strength and enhancement ratings of the Company’s insurance subsidiaries;
•Impact on the Company’s asset management business, including:
◦Difficulty in attracting third party funds to manage;
◦Reduction and/or deferral of asset management fees (including performance fees);
◦Impairment of goodwill and other intangible assets associated with the acquisition of BlueMountain;
•Impact of legislative or regulatory responses to the pandemic;
•Losses in the Company’s investments; and
•Operational disruptions and security risks from remote working arrangements.

The Company believes that state, territorial and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims from the impact of the COVID-19 pandemic and the governmental and private actions taken in response. In addition to obligations already internally rated in the low investment grade or below-investment grade categories, the Company believes that its public finance sectors most at risk include (i) Mass Transit - Domestic; (ii) Toll Roads and Transportation - International; (iii) Hotel / Motel Occupancy Tax; (iv) Stadiums; (v) UK University Housing - International; (vi) Privatized Student Housing: Domestic; and (vii) Continuing Care Retirement Communities, and that its structured finance sector most at risk is Commercial Receivables.

The Company continues to provide the services and communications it did prior to the COVID-19 pandemic, and to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades[, establish new funds and attract third-party funds to manage]. However, the Company’s operations could be disrupted if key members of its senior management or a significant percentage of its workforce or the workforce of its vendors were unable to continue work because of illness, government directives, or otherwise.

The COVID-19 pandemic and governmental and private actions taken in response may also exacerbate many of the risks applicable to the Company in ways or to an extent not yet identified by the Company.

Developments in the U.S. and global financial markets and economy generally, including those related to the COVID-19 pandemic, may adversely affect the Company's financial condition, results of operations, capital, liquidity, business prospects and share price.

    In recent years, the global financial markets and economy generally have been impacted by the COVID-19 pandemic, political events such as trade confrontations between the U.S. and traditional allies and between the U.S. and China as well as the withdrawal of the U.K. from the EU (commonly known as ‘Brexit’). The global economic and political systems also have been impacted by events in the Middle East and Eastern Europe, as well as Africa and Southeast Asia, and could be impacted by other events in the future, including natural and man-made events and disasters.

    These and other risks could materially and negatively affect the Company’s ability to access the capital markets, the cost of the Company's debt, the demand for its credit enhancement and asset management products, the amount of losses incurred on transactions it guarantees, the value and performance of its investments (including those that are accounted for as CIVs), the value of its AUM and amount of its related asset management fees (including performance fees), the capital and liquidity position and financial strength and enhancement ratings of its insurance subsidiaries, and the price of its common shares.

Some of the state and local governments and entities that issue obligations the Company insures are experiencing significant budget deficits and pension funding and revenue shortfalls (in some cases caused or exacerbated by the COVID-19 pandemic) that could result in increased credit losses or impairments and increased rating agency capital charges on those insured obligations.

    Some of the state, territorial, and local governments that issue the obligations the Company insures are experiencing significant budget deficits and pension funding and revenue collection shortfalls (in some cases caused or exacerbated by the COVID-19 pandemic). Certain territorial or local governments, including ones that have issued obligations insured by the Company, have sought protection from creditors under chapter 9 of the U.S. Bankruptcy Code, or, in the case of Puerto Rico, the similar provisions of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), as a means of restructuring their outstanding debt. In some instances where local governments were seeking to restructure their outstanding debt, pension and other obligations owed to workers were treated more favorably than senior bond debt owed to the capital markets. If the issuers of the obligations in the Company's public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its insured public finance obligations.

In addition, obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, may be adversely affected by revenue declines resulting from reduced demand, changing demographics or other factors associated with the COVID-19 pandemic or other causes. These obligations, which may not necessarily benefit from financial support from other tax revenues or governmental authorities, may also experience increased losses if the revenue streams are insufficient to pay scheduled interest and principal payments.

The Company may be subjected to significant risks from large individual or correlated exposures, including as a result of the COVID-19 pandemic.

The Company is exposed to the risk that issuers of obligations that it insures or other counterparties may default in their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure or other reasons, and the amount of insurance exposure the Company has to some the risks is quite large. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single risks in its various lines of insurance business and establishing underwriting criteria to manage risk aggregations. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies. The Company's ultimate exposure to a single risk may exceed its underwriting guidelines (caused by, for example, acquisitions, reassumptions, or amortization of the portfolio faster than the single risk).

The Company is exposed to correlation risk across the various assets the Company insures and in which it invests. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs for idiosyncratic reasons or as a result of issues in a single asset class (so impacting only transactions in that sector). During a broad economic downturn or in the face of a significant natural or man-made event or disaster (such as the COVID-19 pandemic), a wider range of the Company's insurance and investments could be exposed to stress at the same time. This stress may manifest itself in any or all of the following: ratings downgrades of insured risks, which may require more capital in the Company’s insurance subsidiaries; a reduction in the value of the Company’s investments and /or AUM; and actual defaults and losses in its insurance portfolio and / or investments.

Losses on obligations of the Commonwealth of Puerto Rico and its related authorities and public corporations insured by the Company significantly in excess of those currently expected by the Company or recoveries significantly below those currently expected by the Company, whether as a result of the COVID-19 pandemic or otherwise, could have a negative effect on the Company's financial condition, results of operations, capital, business prospects and share price.

    The Company has an aggregate $3.7 billion net par exposure as of December 31, 2020 to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations, and losses on such insured exposures significantly in excess of those currently expected by the Company could have a negative effect on the Company's financial condition, results of operations, capital, business prospects and share price. Most of the Puerto Rican entities with obligations insured by the Company have defaulted on their debt service payments, and the Company has paid claims on them. The total net expected loss the Company calculates related to such exposures is net of a significant credit for estimated recoveries on claims already paid, and recoveries significantly below those expected by the Company, whether as a result of the COVID-19 pandemic or otherwise, could also have a negative effect on the Company's financial condition, results of operations, capital, liquidity, business prospects and share prices. Additional information about the Company's exposure to Puerto Rico and legal actions related to that exposure may be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure, Exposure to Puerto Rico.

Changes in attitudes toward debt repayment could negatively impact the Company’s insurance portfolio.

The likelihood of debt repayment is impacted by both the ability and the willingness of the obligor to repay their debt. Debtors generally understand that debt repayment is not only a legal obligation but is also appropriate, and that a failure to repay their debt will impede their access to debt in the future. To the extent societal attitudes toward the repayment of debt by struggling obligors softens and such obligors believe there to be less of a penalty for nonpayment, some struggling debtors may be more likely to default and, if they default, less likely to agree to repayment plans they view as burdensome. If the issuers of the obligations in the Company's public finance portfolio become unwilling to raise taxes, decrease spending or receive federal assistance in order to repay their debt, the Company may experience increased levels of losses or impairments on its public finance obligations, which could adversely affect its, financial condition results of operations, capital, liquidity, business prospects and share price.

Persistently low interest rate levels and credit spreads could adversely affect demand for financial guaranty insurance.

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or "risk free" securities versus those on lower-rated securities, fluctuate due to a number of factors, and are sensitive to the absolute level of interest rates, current credit experience and investors' risk appetite. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower- rated obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. Issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, so (absent other factors) this results in decreased demand or premiums obtainable for financial guaranty insurance.

Global climate change may adversely impact the Company’s insurance portfolio and investments.

    Global climate change and climate change regulation may impact asset prices and general economic conditions and may disproportionately impact particular sectors, industries, or locations. The Company cannot predict the long-term impacts on the Company from climate change or climate change regulation. The Company considers environmental risk in its insurance underwriting and surveillance process and its investment process and manages its insurance and investment risks by maintaining well-diversified portfolio of insurance and investments both geographically and by sector, and monitors these measures on an ongoing basis. While the Company can adjust its investment exposure to sectors and/or geographical areas that face severe risks due to climate change or climate change regulation, the Company has less flexibility in adjusting the exposure in its insurance portfolio because some of the financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such insurance.

Credit losses and changes in interest rates could adversely affect the Company’s investments and AUM.

    The Company's results of operations are affected by the performance of its investments, which primarily consist of fixed-income securities and short-term investments. As of December 31, 2020, fixed-maturity securities and short-term investments held by the Company had a fair value of approximately $9.6 billion. Realized credit losses on the Company’s investments adversely affect the Company's financial condition and results of operations by reducing net income and shareholders' equity. The impact of changes in interest rates may also adversely affect both the Company’s financial condition and results of operations. For example, if interest rates decline, funds reinvested will could have a lower yield than expected, reducing the Company's future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company's fixed-rate investments would generally increase, resulting in an unrealized gain on investments and improving the Company’s financial condition. Conversely, if interest rates increase, the Company’s results of operations would improve as a result of higher future reinvestment income, but its financial condition would be adversely affected, since value of the fixed-rate investments generally would be reduced.

    Credit losses and changes in interest rates could also have an adverse impact on the amount of the Company’s AUM, which could impact results of operations. For example, if interest rates increase or there are credit losses in the portfolios managed by AssuredIM, AUM will decrease, reducing the amount of management fees earned by the Company. Conversely, if interest rates decrease, AUM and management fees will increase.

    Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond the Company's control. The Company does not engage in active management, or hedging, of interest rate risk in its investment portfolio, and may not be able to mitigate interest rate sensitivity effectively.

Expansion of the categories and types of the Company’s investments (including those accounted for as CIVs) may expose it to increased credit, interest rate, liquidity and other risks.

    The Company is using AssuredIM’s investment knowledge and experience to expand the categories and types of its investments (including those accounted for as CIVs) by both (a) allocating $750 million of capital in AssuredIM Funds plus additional amounts in other accounts managed by AssuredIM and (b) expanding the categories and types of its alternative investments not managed by AssuredIM. This expansion of categories and types of investments may increase the credit, interest rate and liquidity risk in the Company’s investments (including those accounted for as CIVs). In addition, the fair value of some of these assets may be more volatile than other investments made by the Company. This expansion also has resulted in the Company investing a portion of its portfolio in assets that are less liquid than some of its other investments, and so may increase the risks described below under “-- Operational Risks -- The ability of AGL and its subsidiaries to meet their liquidity needs may be limited”. Expanding the categories and types of Company investments (including those accounted for as CIVs) may also expose the Company to other types of risks, including reputational risks.

Risks Related to Estimates, Assumptions and Valuations

Estimates of expected insurance losses are subject to uncertainties and actual amounts may be different, causing the Company to reserve either too little or too much for future losses.

    The financial guaranties issued by the Company's insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company's estimate of ultimate losses on a policy is subject to significant uncertainty over the life of the insured transaction. If the Company's actual losses exceed its current estimate, the Company's financial condition, results of operations, capital, liquidity, business prospects, financial strength ratings and ability to raise additional capital may all be adversely affected.

The determination of expected loss is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, future interest rates, the perceived strength of legal protections, governmental actions, negotiations and other factors that affect credit performance. The Company does not use traditional actuarial approaches to determine its estimates of expected losses. Actual losses will ultimately depend on future events or transaction performance. As a result, the Company's current estimates of losses may not reflect the Company's future ultimate claims paid.

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

The valuation of many of the Company’s assets and liabilities and AUM includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

The Company carries a significant portion of its assets and liabilities and reports a significant portion of its AUM at fair value. The approaches used by the Company to calculate the fair value of those assets and liabilities it carries at fair value are described under Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Fair Value Measurement. The determination of fair values is made at a specific point in time, based on available market information and judgments about the assets and liabilities being valued, including estimates of timing and amounts of cash flows and the credit rating of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on estimated fair value amounts.

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of the Company’s assets and liabilities and AUM, particularly if trading becomes less frequent or market data becomes less observable. An increase in the amount of the Company’s alternative investments in its investments and/or CIVs may increase the amount of the Company’s assets subject to this risk. During such periods, more assets and liabilities may fall to the Level 3 valuation level, which describes model derived valuations in which one or more significant inputs or significant value drivers are unobservable, thereby resulting in values that may not be indicative of net realizable value or reflective of future fair values. Rapidly changing credit and equity market conditions could materially impact the valuation of assets and liabilities as reported within the financial statements, and period-to-period changes in value could vary significantly. Developments related to the COVID-19 pandemic led to such market disruption for the first quarter 2020, and developments related to the COVID-19 pandemic or other matters may again cause market disruptions, including market disruptions that are greater than the one experienced in first quarter 2020.

Strategic Risks

Competition in the Company's industries may adversely affect its results of operations, business prospects and share price.

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

Acquisitions may not result in the benefits anticipated.

    From time to time the Company evaluates acquisition opportunities and conducts diligence activities with respect to transactions with other financial services companies including asset managers, asset management contracts, legacy financial guaranty companies and financial guaranty portfolios, and other financial services companies, and has executed a number of such transactions in the past. Such acquisitions may involve some or all of the various risks commonly associated with acquisitions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities of the target portfolio or entity; (b) difficulty in estimating the value of the target portfolio or entity; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of the target entity; (e) difficulty and expense of integrating the operations, systems and personnel of the target entity; and (f) concentration of insurance exposures, including insurance exposures which may exceed single risk limits, due to the addition of the target insurance portfolio. Such acquisitions may also have unintended consequences on ratings assigned by the rating agencies to the Company or its insurance subsidiaries or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any past or future acquisitions of financial services companies not to result in the benefits to the Company anticipated when the acquisition was agreed. Past or future acquisitions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the acquisition.

Asset Management may present risks that may adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

    The expansion of the Company’s asset management business segment and the establishment of AssuredIM has exposed the Company’s financial condition, results of operations, business prospects and share price to some of the risks faced by asset managers. Asset management services are primarily a fee-based business, and the Company's asset management and performance fees are based on the amount of its AUM as well as the performance of those assets. Volatility or declines in the markets in which the Company invests as an asset manager, or poor performance of its investments, may negatively affect its AUM and its asset management and performance fees, and may deter future investment by third parties in the Company’s asset management products. The Company’s asset management business is also subject to legal, regulatory, compliance, accounting, valuation and political risks that differ from those involved in the Company’s insurance business. In addition, the asset management business is an intensely competitive business, creating new competitive risks.

The Company had a carrying value as of December 31, 2020, of $180 million for goodwill and other intangible assets established in connection with the acquisition of BlueMountain (now known as AssuredIM LLC). External factors, such as the impact of COVID-19 pandemic on global financial markets, general macroeconomic factors, and industry conditions, as well as the financial performance of AssuredIM relative to the Company’s expectations at the time of acquisition, could impact the Company’s assessment of the goodwill and other intangible assets carrying value. The Company’s goodwill impairment assessment also is sensitive to the Company's assumptions of discount rates, market multiples, projections of AUM growth, and other factors, which may vary. A change in the Company's assessment may, in the future, result in an impairment, which could adversely affect the Company’s financial condition, results of operations and share price.

Alternative investments may not result in the benefits anticipated.

    The Company and its CIVs may invest in alternative investments, and may over time increase the proportion of the Company’s assets invested in alternative investments. Alternative investments may be riskier than other investments the Company makes, and may not result in the benefits anticipated at the time of the investment. In addition, although the Company uses what it believes to be excess capital to make alternative investments, whether directly or through CIVs, measures of required capital can fluctuate and such assets may not be given much, or any, value under the various rating agency, regulatory and internal capital models to which the Company is subject. Also, alternative investments may be less liquid than most of the Company's other investments and so may be difficult to convert to cash or investments that do receive credit under the capital models to which the Company is subject. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

A downgrade of the financial strength or financial enhancement ratings of any of the Company's insurance and reinsurance subsidiaries may adversely affect its business prospects.

    The financial strength and financial enhancement ratings assigned by S&P, Moody’s, KBRA and A.M. Best Company, Inc. to each of the Company's insurance and reinsurance subsidiaries represent such rating agencies' opinions of the insurer's financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. Issuers, investors, underwriters, ceding companies and others consider the Company's financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from one of the Company's insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of one or more of the Company's insurance subsidiaries could impair the Company's financial condition, results of operation, capital, liquidity, business prospects and/or share price. The ratings assigned by the rating agencies to the Company's insurance subsidiaries are subject to review and may be lowered by a rating agency at any time and without notice to the Company.

    The rating agencies have changed their methodologies and criteria from time to time. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness of large risks in the Company’s insurance portfolio, or a change in a rating agency's capital model or rating methodology, a rating agency may require the Company to increase the amount of capital it holds to maintain its financial strength and financial enhancement ratings under the rating agencies' capital adequacy models, or a rating agency may identify an issue that additional capital would not address. The amount of any capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all, especially if it were known that additional capital was necessary to preserve the Company’s financial strength or financial enhancement ratings. The failure to raise any additional required capital, or successfully address another issue or issues raised by a rating agency, could result in a downgrade of the ratings of the Company’s insurance subsidiaries and thus have an adverse impact on its business, results of operations and financial condition.

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

The insurance subsidiaries' financial strength and financial enhancement ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of one or more of the Company's insurance subsidiaries were reduced below current levels, the Company expects the number of transactions that would benefit from the Company's insurance would be reduced; consequently, a downgrade by rating agencies could harm the Company's new insurance business production.

In addition, a downgrade may have a negative impact on the Company’s insurance subsidiaries in respect of transactions that they have insured or reinsurance that they have assumed. For example, beneficiaries of financial guaranties issued by the Company's insurance subsidiaries may have the right to cancel the credit protection provided by them, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re, AGC or AGRO could result in certain ceding companies recapturing business that they had ceded to these reinsurers.

Operational Risks

Fluctuations in foreign exchange rates may adversely affect the Company's financial position and results of operations.

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

    The Company does not engage in active management, or hedging, of its foreign exchange rate risk. Therefore, fluctuation in exchange rates between the U.S. dollar and the pound sterling or the euro could adversely impact the Company's financial position, results of operations and cash flows. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Sensitivity to Foreign Exchange Risk.

The Company may be adversely impacted by the transition from LIBOR as a reference rate.

    In 2017, the U.K.’s FCA announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. On November 30, 2020, ICE Benchmark Administration (IBA), the administrator of U.S. Dollar LIBOR, announced that it expected to consult on its intention to cease the publication of the overnight and 1, 3, 6 and 12 month U.S. Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023, rather than at the end of 2021. The 1 week and and 2 month U.S Dollar LIBOR settings and the British pound sterling LIBOR settings will be discontinued after December 31, 2021 but the Company has not identified any material exposure to such rates. The consultation period ended

January 25, 2021 and the IBA's feedback statement summarizing responses from the consultation remains forthcoming. Although the IBA has not made an official announcement, they acknowledge that the market anticipates a representative panel of banks will continue setting 1, 3, 6 and 12 month U.S Dollar LIBOR through June 2023. The continuation of LIBOR on the current basis cannot and will not be guaranteed after June 2023. While regulators have suggested substitute rates, including the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR, if it occurs, will be contract-specific. The Company has exposure to LIBOR in four areas of its operations: (i) issuers of obligations the Company insures have obligations, assets and hedges that reference LIBOR, and some loss mitigation securities held in the investment portfolio reference LIBOR, (ii) debt issued by the Company's wholly owned subsidiaries AGUS and AGMH (collectively the U.S. Holding Companies) currently pay, or will convert to, a floating interest rate tied to LIBOR, (iii) CCS from which the Company benefits pay interest tied to LIBOR, and (iv) certain obligations issued by, and certain assets owned by, its CIVs pay interest tied to LIBOR. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities.

The Company continues to review its insured portfolio to identify insured transactions that it believes may be vulnerable to the transition from LIBOR. The Company has also reviewed the relevant language in the documents relating to the debt issued by the Company's wholly owned subsidiaries and the CCS that benefit the Company. See Part II, Item 7, Management's Discussion and Analysis, Executive Summary, “— Other Matters — LIBOR Sunset”. Under their current documents, a significant portion of these securities are likely to become fixed rate after June 2023, the benefit or harm of the sunset of LIBOR depends on the level of interest rates at such time. Also, absent legislative action, whatever interest rate is set by the party responsible for calculating the interest rate may be challenged in court by other parties in interest. Given the lack of clarity on decisions that parties responsible for calculating interest rates will make and the reaction of impacted parties, as well as the unknown level of interest rates when the change occurs, the Company cannot at this time predict the impact of the transition from LIBOR, if it occurs, on every obligor and obligation the Company enhances, on its own debt issuances or on its investments.

Some of the Company's non-U.S. operations expose it to less predictable political, credit and legal risks.

    The Company pursues new business opportunities in non-U.S. markets. The underwriting of obligations of an issuer in a country other than the US. involves the same process as that for a U.S. issuer, but additional risks must be addressed, such as the evaluation of currency exchange rates, non-U.S. business and legal issues, and the economic and political environment of the country or countries in which an issuer does business. Changes in such factors could impede the Company's ability to insure, or increase the risk of loss from insuring, obligations in the non-U.S. countries in which it currently does business and limit its ability to pursue business opportunities in other non-U.S. countries.

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

    The Company’s success in asset management will depend in part upon the ability of the Company to attract, motivate and retain key investment management personnel, including portfolio managers. Uncertainties associated with the Company’s development of its asset management business may result in the departure of key investment management personnel at AssuredIM, and the Company may have difficulty attracting and motivating new investment management personnel.

The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in the Company's or a vendor's information technology system, or a data privacy breach of the Company's or a vendor's information technology system, could adversely affect the Company’s business.

    The Company relies upon information technology and systems, including technology and systems provided by or interfacing with those of third parties, to support a variety of its business processes and activities. In addition, the Company collects and stores confidential information, including personally identifiable information, in connection with certain loss mitigation and due diligence activities related to its structured finance insurance and asset management businesses, along with information regarding employees and directors and asset management clients, among others. Information technology security threats and events are reportedly increasing in frequency and sophistication. While the Company does not believe that the financial guaranty insurance or alternative asset management industries are as inherently prone to cyberattacks as some other industries, the Company’s data systems and those of third parties on which it relies may still be vulnerable to security and data privacy breaches due to cyberattacks, viruses, malware, ransomware, hackers and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. A breach of these systems could, for example, result in lost business, reputational harm, the disclosure or misuse of confidential or proprietary information, incorrect reporting, legal costs and regulatory penalties, including under the EU's General Data Protection Regulation, the California Consumer Privacy Act and similar laws and regulations.

The Company’s business operations rely on the continuous availability of its computer systems as well as those of certain third parties. In addition to disruptions caused by cyberattacks or data privacy breaches, such systems may be adversely affected by natural and man-made catastrophes. The Company’s failure to maintain business continuity in the wake of such events, particularly if there were an interruption for an extended period, could prevent the timely completion of critical processes across its operations, including, for example, claims processing, treasury and investment operations and payroll. These failures could result in additional costs, loss of business, fines and litigation.

The Company began operating remotely in accordance with its business continuity plan, and instituted mandatory work-from-home policies at all of its global offices, in March 2020. This shift to working from home has made the Company more dependent on internet and communications access and capabilities and has heightened the risk of cybersecurity attacks to its operations.

The Company and its subsidiaries are subject to numerous data privacy and protection laws and regulations in a number of jurisdictions, particularly with regard to personally identifiable information. The Company's failure to comply with these requirements, even absent a security breach, could result in penalties, reputational harm or difficulty in obtaining desired consents from regulatory authorities.

The Board oversees the risk management process and engages with Company cybersecurity and data privacy risk issues, including reinforcing related policies, standards and practices, and the expectation that employees will comply with these policies. The Audit Committee of the Board of Directors has specific responsibility for overseeing information technology matters, including cybersecurity and data privacy risk, and the Risk Oversight Committee of the Board of Directors addresses cybersecurity and data privacy matters as part of its enterprise risk management responsibilities.

Errors in, overreliance on or misuse of models may result in financial loss, reputational harm or adverse regulatory action.

The Company uses models for numerous purposes in its business. For example, it uses models to project future cash flows associated with pricing models, calculating insurance expected losses, evaluating risks in its insurance and investments, valuing assets and liabilities and projecting liquidity needs. It also uses models to determine and project capital requirements under its own risk model as well as under regulatory and rating agency requirements. While the Company has a model validation function and has adopted procedures to protect its models, the models may not operate properly (including as a result of errors or damage) and may rely on assumptions that are inherently uncertain and may prove to have been incorrect.

Significant claim payments may reduce the Company's liquidity.

    Claim payments reduce the Company's invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on the claim. In the years after the financial crisis in 2008, many of the larger claims paid by the Company were with respect to insured U.S. RMBS securities. More recently, the Company has been paying large claims related to certain insured Puerto Rico exposures, which it has been doing since 2016. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.7 billion and $4.3 billion, respectively, as of December 31, 2020 and December 31, 2019, all of which was rated BIG under the Company’s rating methodology. For a discussion of the Company's Puerto Rico risks, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure.

    The Company plans for future claim payments. If the amount of future claim payments is significantly more than that projected by the Company, the Company's ability to make other claim payments and its financial condition, financial strength ratings and business prospects and share price could be adversely affected.

The Company may face a sudden need to raise additional capital as a result of insurance losses, whether related to Puerto Rico, COVID-19 or otherwise, substantially in excess of the stress scenarios for which it plans, or as a result of changes in regulatory or rating agency capital requirements applicable to its insurance companies, which additional capital may not be available or may be available only on unfavorable terms.

    The Company's capital requirements depend on many factors, primarily related to its in-force book of insurance business and rating agency capital requirements for its insurance companies. Failure to raise additional capital if and as needed may result in the Company being unable to write new insurance business and may result in the ratings of the Company and its insurance subsidiaries being downgraded by one or more rating agency. The Company's access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the market supply of such financing, the Company's long-term debt ratings and insurance financial strength and enhancement ratings and the perceptions of its financial strength and the financial strength of its insurance subsidiaries. The Company's debt ratings are in turn influenced by numerous factors, such as financial leverage, balance sheet strength, capital structure and earnings trends. If the Company's need for capital arises because of significant insurance losses substantially in excess of the stress scenarios for which it plans, the occurrence of such losses may make it more difficult for the Company to raise the necessary capital.

Future capital raises for equity or equity-linked securities could also result in dilution to the Company's shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries, may have rights, preferences and privileges that are senior to those of its common shares. .

Large insurance losses, whether related to Puerto Rico, COVID-19 or otherwise, could increase substantially the Company’s insurance subsidiaries’ leverage ratios, which may prevent them from writing new insurance.

    Insurance regulatory authorities impose capital requirements on the Company’s insurance subsidiaries. These capital requirements, which include leverage ratios and surplus requirements, may limit the amount of insurance that the subsidiaries may write. A material reduction in the statutory capital and surplus of an insurance subsidiary, whether resulting from underwriting or investment losses, a change in regulatory capital requirements or another event, or a disproportionate increase in the amount of risk in force, could increase a subsidiary's leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business or add to its capital base (neither of which may be available, or may be available only on terms that the Company considers unfavorable). Failure to maintain regulatory capital levels could limit that insurance subsidiary's ability to write new business.

The Company's holding companies' ability to meet their obligations may be constrained.

    Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of the holding companies expects to have any significant operations or assets other than its ownership of the stock of its subsidiaries. The Company expects that while it is building its asset management business, dividends and other payments from the insurance companies will be the primary source of funds for AGL, AGUS and AGMH to meet ongoing cash requirements, including operating expenses, intercompany loan payments, any future debt service payments and other expenses, to pay dividends to their respective shareholders, to fund any acquisitions, and, in the case of AGL, to repurchase its common shares. The insurance subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Additionally, in recent years AGM, AGC and MAC have sought and been granted permission from their insurance regulators to make discretionary payments to their corporate parents in excess of the amounts permitted by right under the insurance laws and related regulations. There can be no assurance that such regulators will permit discretionary payments in the future, particularly if there are major negative developments related to the Company’s exposure to Puerto Rico or to the COVID-19 pandemic. Accordingly, if the insurance subsidiaries are unable to pay sufficient dividends and other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders or repurchase common shares or fund other activities, including acquisitions.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

    Each of AGL, AGUS and AGMH requires liquidity, either in the form of cash or in the ability to easily sell investment assets for cash, in order to meet its payment obligations, including, without limitation, its operating expenses, interest on debt and dividends on common shares, and to make capital investments in operating subsidiaries. Such cash is also used by AGL to repurchase its common shares. The Company's operating subsidiaries require substantial liquidity to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies or reinsurance agreements.

They also require liquidity to pay operating expenses, reinsurance premiums, dividends to AGUS or AGMH for debt service and dividends to AGL, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, the Company may require substantial liquidity to fund any future acquisitions. The Company cannot give any assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law, insurance claim payments substantially in excess of those projected by the Company in its stress scenarios (whether related to Puerto Rico, the COVID-19 pandemic, or otherwise), or changes in general economic conditions.

AGL anticipates that its liquidity needs will be met by the ability of its operating subsidiaries to pay dividends or to make other payments; external financings; investment income from its invested assets; and current cash and short-term investments. The Company expects that its subsidiaries' need for liquidity will be met by the operating cash flows of such subsidiaries; external financings; investment income from their invested assets; and proceeds derived from the sale of their investments, significant portions of which are in the form of cash or short-term investments. The value of the Company's investments may be adversely affected by changes in interest rates, credit risk and capital market conditions that therefore may adversely affect the Company's potential ability to sell investments quickly and the price which the Company might receive for those investments. Part of the Company’s investment strategy is to invest more of its excess capital in alternative investments, which may be particularly difficult to sell at adequate prices, or at all.

The Company’s sources of liquidity are subject to market, regulatory or other factors that may impact the Company's liquidity position at any time. As discussed above, AGL's insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. As further noted above, external financing may or may not be available to AGL or its subsidiaries in the future on satisfactory terms.

Risks Related to Taxation

Changes in U.S. tax laws could reduce the demand or profitability of financial guaranty insurance, or negatively impact the Company's investments.

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

Further, future changes in U.S. federal, state or local laws that materially adversely affect the tax treatment of municipal securities or the market for those securities may lower volume and demand for municipal obligations and also may adversely impact the value and liquidity of the Company's investments, a significant portion of which is invested in tax-exempt instruments.

Certain of the Company's non-U.S. subsidiaries may be subject to U.S. tax.

The Company manages its business so that AGL and its non-U.S. subsidiaries (other than AGRO) operate in such a manner that none of them should be subject to U.S. federal tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However the Company cannot be certain that the IRS will not contend successfully that AGL or any of its non-U.S. subsidiaries (other than AGRO) is/are engaged in a trade or business in the U.S., in which case each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business. See Item 1. Business, Tax Matters “— Taxation of AGL and Subsidiaries— United States.”

AGL, AG Re and AGRO may become subject to taxes in Bermuda after March 2035, which may adversely affect the Company's future results of operations and on an investment in the Company.

The Bermuda Minister of Finance, under Bermuda's Exempted Undertakings Tax Protection Act 1966, as amended, has given AGL, AG Re and AGRO an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to AGL, AG Re or AGRO, or any of AGL's or its subsidiaries' operations, stocks, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance's assurance, the Company cannot be certain that it will not be subject to Bermuda tax after March 31, 2035.

U.S. Persons who hold 10% or more of AGL's shares directly or through non-U.S. entities may be subject to taxation under the U.S. CFC Rules.

If AGL and/or a non-U.S. subsidiary is considered a CFC, a U.S. Person that is treated as owning 10 percent or more of AGL’s shares may be required to include in income for U.S. federal income tax purposes its pro rata share of certain income of AGL and its non-U.S. subsidiaries for a taxable year, even if such income is not distributed and may be subject to U.S. federal income tax on a portion of any gain upon a sale or other disposition of its shares at ordinary income tax rates.

No assurance may be given that a U.S. Person who owns the Company's shares will not be characterized as owning 10% or more of AGL and/or its non-U.S. subsidiaries under the CFC rules, in which case such U.S. Person may be subject to taxation under such rules. See Item 1. Business, Tax Matters, “— Taxation of Shareholders ─ United States Taxation ─ Classification of AGL or its Non-U.S. Subsidiaries as a CFC.”

U.S. Persons who hold shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of the Company's RPII.

If any Foreign Insurance Subsidiary generates RPII (broadly defined as insurance and related investment income attributable to the insurance of a U.S. shareholder and certain related persons to such shareholder) and certain exceptions are not met, each U.S. Person owning AGL shares (directly or indirectly through foreign entities) may be required to include in income for U.S. federal income tax purposes its pro rata share of the Foreign Insurance Subsidiary’s RPII, regardless of whether such income is distributed and may be subject to U.S. federal income tax on a portion of any gain upon a sale or other disposition of its shares at ordinary tax rates (even if an exception to the RPII rules applies).

The Company believes that each of its Foreign Insurance Subsidiaries should qualify for an exception to the RPII rules and the rules that subject gain on sale or disposition of shares to ordinary tax rates would not apply to the disposition of AGL shares. However, the Company cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond its control and rules regarding the treatment of gain on disposition of shares have not been interpreted or finalized. See Item 1. Business, Tax Matters, “─ Taxation of Shareholders ─ United States Taxation ─ The RPII CFC Provisions; Disposition of AGL Shares.”

U.S. tax-exempt shareholders may be subject to the unrelated business taxable income rules with respect to certain insurance income of the Foreign Insurance Subsidiaries.

U.S. tax-exempt shareholders may be required to treat insurance income includible under the CFC or RPII rules as unrelated business taxable income. See Item 1. Business, Tax Matters, “─ Taxation of Shareholders─ United States Taxation─ Tax-Exempt Shareholders.”

U.S. Persons who hold AGL's shares will be subject to adverse tax consequences if AGL is considered to be PFIC for U.S. federal income tax purposes.

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge or other unfavorable rules (either a mark-to-market or current inclusion regime). The Company believes that AGL was not a PFIC for U.S. federal income tax purposes for taxable years through 2020 and, based on the application of certain PFIC look-through rules and the Company's plan of operations for the current and future years, should not be a PFIC in the future. See Item 1. Business, Tax Matters, “─ Taxation of Shareholders─ United States Taxation─ Passive Foreign Investment Companies.”

Changes in U.S. federal income tax law may adversely affect an investment in AGL's common shares.

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

Further, U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" of a CFC or RPII CFC are subject to change, possibly on a retroactive basis. The Company cannot be certain if, when, or in what form any future regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect. See Item 1. Business, Tax Matters, “─ United States Tax Reform.”

An ownership change under Section 382 of the Code could have adverse U.S. federal tax consequences.

If AGL were to issue equity securities in the future, including in connection with any strategic transaction, or if previously issued securities of AGL were to be sold by the current holders, AGL may experience an "ownership change" within the meaning of Section 382 of the Code. In general terms, an ownership change would result from transactions increasing the aggregate ownership of certain holders in AGL's shares by more than 50 percentage points over a testing period (generally three years). If an ownership change occurred, the Company's ability to use certain tax attributes, including certain built-in losses, credits, deductions or tax basis and/or the Company's ability to continue to reflect the associated tax benefits as assets on AGL's balance sheet, may be limited. The Company cannot give any assurance that AGL will not undergo an ownership change at a time when these limitations could materially adversely affect the Company's financial condition.

A change in AGL’s U.K. tax residence or its ability to otherwise qualify for the benefits of income tax treaties to which the U.K. is a party could adversely affect an investment in AGL’s common shares.

    AGL is not incorporated in the U.K. and, accordingly, is only resident in the U.K. for U.K. tax purposes if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. AGL believes it is entitled to take advantage of the benefits of income tax treaties to which the U.K. is a party on the basis that it is has established central management and control in the U.K. In 2013, AGL obtained confirmation that there was a low risk of challenge to its residency status from HMRC on the facts as they were at that time . The Board intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax-resident in the U.K. for U.K. tax purposes and to qualify for the benefits of income tax treaties to which the U.K. is a party. However, the concept of central management and control is a case-law concept that is not comprehensively defined in U.K. statute. In addition, it is a question of fact. Moreover, tax treaties may be revised in a way that causes AGL to fail to qualify for benefits thereunder. Accordingly, a change in relevant U.K. tax law or in tax treaties to which the U.K. is a party, or in AGL’s central management and control as a factual matter, or other events, could adversely affect the ability of Assured Guaranty to manage its capital in the efficient manner that it contemplated in establishing U.K. tax residence.

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

•With respect to income, the dividends that AGL receives from its subsidiaries should be exempt from U.K. corporation tax under the exemption contained in section 931D of the Corporation Tax Act 2009.
•With respect to capital gains, if AGL were to dispose of shares in its direct subsidiaries or if it were deemed to have done so, it may realize a chargeable gain for U.K. tax purposes. Any tax charge would be based on AGL’s original acquisition cost. It is anticipated that any such future gain should qualify for exemption under the substantial shareholding exemption in Schedule 7AC to the Taxation of Chargeable Gains Act 1992. However, the availability of such exemption would depend on facts at the time of disposal, in particular the “trading” nature of the relevant subsidiary. There is no statutory definition of what constitutes “trading” activities for this purpose and in practice reliance is placed on the published guidance of HMRC.

    A change in U.K. tax law or its interpretation by HMRC, or any failure to meet all the qualifying conditions for relevant exemptions from U.K. corporation tax, could affect Assured Guaranty’s financial results of operations or its ability to provide returns to shareholders.

An adverse adjustment under U.K. legislation or the imposition of diverted profits tax governing the taxation of U.K. tax resident holding companies on the profits of their non-U.K. subsidiaries could adversely impact Assured Guaranty's tax liability.

    Under the U.K. "controlled foreign company" regime, the income profits of non-U.K. resident companies may, in certain circumstances, be attributed to controlling U.K. resident shareholders for U.K. corporation tax purposes. The non-U.K.

resident members of the Assured Guaranty group intend to operate and manage their levels of capital in such a manner that their profits would not be taxed on AGL under the U.K. CFC regime. In 2013, Assured Guaranty obtained clearance from HMRC that none of the profits of the non-U.K. resident members of the Assured Guaranty group should be subject to U.K. tax as a result of attribution under the CFC regime on the facts as they were at the time. However, a change in the way in which Assured Guaranty operates or any further change in the CFC regime, resulting in an attribution to AGL of any of the income profits of AGL's non-U.K. resident subsidiaries for U.K. corporation tax purposes, could adversely affect Assured Guaranty's financial results of operations.

An adverse adjustment under U.K. transfer pricing legislation could adversely impact Assured Guaranty's tax liability.

    If any arrangements between U.K. resident companies in the Assured Guaranty group and other members of the Assured Guaranty group (whether resident in or outside the U.K.) are found not to be on arm's length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such arrangement were on arm's length terms. Any transfer pricing adjustment could adversely affect Assured Guaranty's results of operations.

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

The diverted profits tax (DPT), which is levied at 25%, is an anti-avoidance measure, aimed at protecting the U.K. tax base against the diversion of profits away from the U.K. tax charge. In particular, DPT may apply to profits generated by economic activities carried out in the U.K., that are not taxed in the U.K. by reason of arrangements between companies in the same multinational group and involving a low-tax jurisdiction, including co-insurance and reinsurance. It is currently unclear whether DPT would constitute a creditable tax for U.S. foreign tax credit purposes. If any member of the Assured Guaranty group is liable for DPT, this could adversely affect the Company's results of operations.

Assured Guaranty's financial results may be affected by measures taken in response to the OECD BEPS project.

    In May 2019, the OECD published a “Programme of Work” designed to address the tax challenges created by an increasingly digitalized economy. The Programme is divided into two pillars. The first pillar focuses on the allocation of group profits between jurisdictions based on a new nexus rule that looks to the jurisdiction of the customer or user (the so-called “market jurisdiction”) as a supplement to the traditional “permanent establishment” concept. The second pillar addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax rate. Possible measures to implement such rate include the imposition of source-based taxation (including withholding tax) on certain payments to low tax jurisdictions and an effective extension of a “controlled foreign company” regime whereby parent companies would be subject to a “top-up” tax on the profits of all their subsidiaries in low tax jurisdictions. The OECD published detailed blueprints of its proposals on October 14, 2020 and public consultations were held virtually in January 2021. The OECD’s stated aim is to bring the process to a successful conclusion by mid-2021. To date, the outlined proposals are broadly described and it is not possible to determine their impact. They could adversely affect Assured Guaranty’s tax liability.

Risks Related to GAAP, Applicable Law and Litigation

Changes in the fair value of the Company's insured credit derivatives portfolio, its CCS, and its VIEs, and/or the Company's decision to consolidate or deconsolidate one or more VIEs during a financial reporting period, may subject its financial condition and results of operations to volatility.

The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP as well as its CCS. Although there is no cash flow effect from this "marking-to-market," net changes in the fair value of these derivatives are reported in the Company's consolidated statements of operations and therefore affect its financial condition and results of operations. If a credit derivative is held to maturity and no credit loss is incurred, any unrealized gains or losses previously reported would be reversed as the transaction reaches maturity. The Company also expects fluctuations in the fair value of its put option under its CCS to reverse over time. For discussion of the Company's fair value methodology for credit derivatives, see Part II, Item 8, Financial Statements and Supplementary Data, Note 11, Fair Value Measurement.

The Company is required to consolidate VIEs with respect to which it has provided financial guaranties (FG VIE), VIEs with respect to funds which it both manages and invests in (AM VIE), and certain CLOs it manages (CLO VIE), if it concludes that it is the primary beneficiary of the VIE. Consequently, changes in the fair value of the assets and liabilities of the Company’s VIEs as well as the results of operations of the VIEs impact the Company’s financial condition and results of operations. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs and, if circumstances change, may consolidate a VIE that was not previously consolidated or deconsolidate a VIE that had previously been consolidated, and such consolidation or deconsolidation would impact its financial condition and results of operations in the period in which such action is taken. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Variable Interest Entities.

The required treatment under GAAP of the Company's insured credit derivatives portfolio, its CCS and its VIEs causes its financial condition and results of operations as reported under GAAP to be more volatile than would be suggested by the actual performance of its business operations. Due to the complexity of fair value accounting and the application of GAAP requirements, future amendments or interpretations of relevant accounting standards may cause the Company to modify its accounting methodology in a manner which may have an adverse impact on its financial results.

Change in industry and other accounting practices could adversely affect the Company’s financial condition, results of operations, business prospects and share price.

Changes in or the issuance of new accounting standards, as well as any changes in the interpretation of current accounting guidance, could adversely affect the Company’s financial condition, results of operations, business prospects and share price. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for a discussion of the future application of accounting standards.

Changes in or inability to comply with applicable law and regulations could adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price.

The Company’s businesses are subject to detailed insurance, asset management and other financial services laws and government regulation in the jurisdictions in which it operates across the globe. In addition to the insurance, asset management and other regulations and laws specific to the industries in which it operates, regulatory agencies in jurisdictions in which the Company operates across the globe have broad administrative power over many aspects of the Company’s business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Future legislative, regulatory, judicial or other legal changes in the jurisdictions in which the Company does business, including changes related to the COVID-19 pandemic and governmental and private responses to it, may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits related to its insurance business, increasing required reserves or capital for its insurance subsidiaries, providing insured obligors with additional avenues for avoiding or restructuring the repayment of their insured liabilities, increasing the level of supervision or regulation to which the Company’s operations may be subject, imposing restrictions that make the Company’s products less attractive to potential buyers and investors, lowering the profitability of the Company’s business activities, requiring the Company to change certain of its business practices and exposing it to additional costs (including increased compliance costs).

Compliance with applicable laws and regulations is time consuming and personnel-intensive. If the Company fails to comply with applicable insurance or investment advisory laws and regulations it could be exposed to fines, the loss of insurance or investment advisory licenses, limitations on the right to originate new business and restrictions on its ability to pay dividends. If an insurance subsidiary’s surplus declines below minimum required levels, the insurance regulator could impose additional restrictions on the insurance subsidiary or initiate insolvency proceedings.

Legislation, regulation or litigation arising out of the struggles of distressed obligors, including struggles related to COVID-19, may adversely impact the Company’s legal rights as creditor as well as its investments and the investments it manages.

Borrower distress or default, whether or not the relevant obligation is insured by one of the Company’s insurance subsidiaries, may result in legislation, regulation or litigation that may impact the Company’s legal rights as creditor or its investments or the investments it manages. For example, the default by the Commonwealth of Puerto Rico on much of its debt has resulted in both legislation (including the enactment of PROMESA) and litigation that is continuing to impact the Company’s rights as creditor, most directly in Puerto Rico but also elsewhere in the U.S. municipal market. In addition, distress resulting from the COVID-19 pandemic and governmental and private responses to it may result in legislation, regulation or litigation that may impact the Company’s legal rights as creditor or its investments or the investments it manages in ways the Company cannot now predict.

    The Company is, and may be in the future, involved in litigation, both as a defendant and as a plaintiff, in the ordinary course of its insurance and asset management business and other business operations. The outcome of such litigation could materially impact the Company’s loss reserves and results of operations and cash flows. For a discussion of material litigation, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure; Note 5, Expected Losses to be Paid (Recovered); and Note 19, Leases and Commitments and Contingencies.

AGL's ability to pay dividends and fund share repurchases and other activities may be constrained by certain insurance regulatory requirements and restrictions.

    AGL is subject to Bermuda regulatory requirements that affect its ability to pay dividends on common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended, AGL may declare or pay a dividend only if it has reasonable grounds for believing that it is, and after the payment would be, able to pay its liabilities as they become due, and if the realizable value of its assets would not be less than its liabilities. While AGL currently intends to pay dividends on its common shares, investors who require dividend income should carefully consider these risks before investing in AGL. In addition, if, pursuant to the insurance laws and related regulations of New York, Maryland, and Bermuda, AGL's insurance subsidiaries cannot pay sufficient dividends or make other permitted payments to AGL at the times or in the amounts that it requires and AGL’s other operating subsidiaries were unable to provide such funds, it would have an adverse effect on AGL's ability to pay dividends to shareholders or fund share repurchases or other activities. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

Applicable insurance laws may make it difficult to effect a change of control of AGL.

    Before a person can acquire control of a U.S., U.K. or French insurance company, prior written approval must be obtained from the relevant regulator commissioner of the state or country where the insurer is domiciled. In addition, once a person controls a Bermuda insurance company, the Bermuda Monetary Authority may object to such a person who is not, or is no longer, a fit and proper person to exercise such control. Because a person acquiring 10% or more of AGL's common shares would indirectly control the same percentage of the stock of its insurance subsidiaries, the insurance change of control laws of Maryland, New York, the U.K., France and Bermuda would likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions, and in particular unsolicited transactions, that some or all of its shareholders might consider to be desirable. While AGL's Bye-Laws limit the voting power of any shareholder to less than 10%, the Company cannot provide assurances that the applicable regulatory bodies would agree that a shareholder who owned 10% or more of its common shares did not control the applicable insurance subsidiaries, notwithstanding the limitation on the voting power of such shares.
Risks Related to AGL's Common Shares

The market price of AGL's common shares may be volatile, and the value of an investment in the Company may decline.

The market price of AGL's common shares has experienced, and may continue to experience, significant volatility. Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of its common shares. These risks include those described or referred to in this "Risk Factors" section as well as, among other things: (a) investor perceptions of the Company, its prospects and that of the financial guaranty and asset management industries and the markets in which the Company operates; (b) the Company's operating and financial performance; (c) the Company's access to financial and capital markets to raise additional capital, refinance its debt or obtain other financing; (d) the Company's ability to repay debt; (e) the Company's dividend policy; (f) the amount of share repurchases authorized by the Company; (g) future sales of equity or equity-related securities; (h) changes in earnings estimates or buy/sell recommendations by analysts; and (i) general financial, economic and other market conditions.

In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of AGL's common shares, regardless of AGL-specific factors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.    PROPERTIES

Management believes its office space is adequate for its current and anticipated needs. The Company’s properties include the following:

•Hamilton, Bermuda: This consists of approximately 8,250 square feet of office space that serves as the principal executive offices of AGL and AG Re. The lease for this space expires in April 2021 and is renewable at the option of the Company.

•New York, New York:

◦103,500 square feet of office space that serves as the primary offices of the U.S. Insurance Subsidiaries. The lease expires in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent;

◦78,400 square feet of office space that serves as the primary offices of AssuredIM. The lease expires in March 2024. As of December 31, 2020, part of this space is subleased to other tenants and the remaining space is being marketed for sublease in anticipation of the relocation of AssuredIM primary offices to new office space in closer proximity to the U.S. Insurance Subsidiaries under a new lease (see below); and

◦approximately 52,000 square feet of office space to accommodate the relocation of the AssuredIM primary offices. This lease is expected to commence in the first half of 2021 and expires in 2032.

•London, U.K.:

◦approximately 7,000 square feet of office space that serves as the primary office of AGUK. The lease expires in September 2029, with an option, subject to certain conditions, to renew for five years at a fair market rent; and

◦approximately 8,000 square feet of office space that previously served as the primary office of AssuredIM LLC. The lease expires in March 2024. As of December 31, 2020, this space is subleased to another tenant.

•Other: The Company leases other office space in San Francisco, California., and Paris, France.

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in the "Legal Proceedings" and "Litigation" sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 19, Leases and Commitments and Contingencies, and the "Recovery Litigation" section of Note 5, Expected Loss to be Paid (Recovered) and is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

The table below sets forth the names, ages, positions and business experience of the executive officers of AGL.

Name	Age	Position(s)
Dominic J. Frederico	68	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	54	Chief Financial Officer
Ling Chow	50	General Counsel and Secretary
Howard W. Albert	61	Chief Risk Officer
Laura Bieling	54	Chief Accounting Officer and Controller
Russell B. Brewer II	63	Chief Surveillance Officer
David A. Buzen	61	Chief Investment Officer and Head of Asset Management
Stephen Donnarumma	58	Chief Credit Officer

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
    Ling Chow has been General Counsel and Secretary of AGL since January 1, 2018. She is responsible for legal affairs and corporate governance at the Company, including its litigation and other legal strategies relating to distressed credits, and its corporate, compliance, regulatory and disclosure efforts. She is also responsibile for the Company's human resources function. Ms. Chow began her tenure at the Company in 2002 as a transactional attorney, working on the insurance of structured finance and derivative transactions. She previously served as Deputy General Counsel and Assistant Secretary of AGL from May 2015 and as Assured Guaranty's U.S. General Counsel from June 2016. Prior to that, Ms. Chow served as Deputy General Counsel of Assured Guaranty's U.S. subsidiaries in several capacities from 2004. Before joining Assured Guaranty, Ms. Chow was an associate at law firms in New York City, most recently Brobeck, Phleger & Harrison LLP, where she was a senior associate responsible for transactional work associated with public and private mergers and acquisitions, venture capital investments, and private and public securities offerings.

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

Laura Bieling has been the Chief Accounting Officer and Controller of AGL since May 2019 and the Controller of AGM and AGC since 2011, and of MAC since its 2012 capitalization. Ms. Bieling has been with AGM since 2000, and was the Chief Accounting Officer and Controller of AGMH from 2004 until July 2009. Prior to joining AGM, Ms. Bieling was a Senior Manager at PricewaterhouseCoopers, LLP.

Russell B. Brewer II has been Chief Surveillance Officer of AGL since November 2009 and Chief Surveillance Officer of AGC and AGM since July 2009 and has also been responsible for information technology at AGL since April 2015. Mr. Brewer has been with AGM since 1986. Mr. Brewer was Chief Risk Management Officer of AGM from September 2003 until July 2009 and Chief Underwriting Officer of AGM from September 1990 until September 2003. Mr. Brewer was also a member of the Executive Management Committee of AGM. He was a Managing Director of AGMH from May 1999 until July 2009. From March 1989 to August 1990, Mr. Brewer was Managing Director, Asset Finance Group, of AGM. Prior to joining AGM, Mr. Brewer was an Associate Director of Moody's Investors Service, Inc.

David A. Buzen has been the Chief Investment Officer (CIO) and Head of Asset Management of the Company's U.S. Insurance Subsidiaries and Chief Executive Officer and CIO of AssuredIM since August 2020. Previously, Mr. Buzen served as Deputy CIO of BlueMountain (now AssuredIM LLC). Prior to that, he was the Senior Managing Director, Alternative Investments, where he was responsible for leading the Company's efforts to enter the asset management business. Mr. Buzen joined Assured Guaranty in 2016 after the acquisition of CIFG Holding Inc., where he was President and CEO. Prior to his years at CIFG, Mr. Buzen was Chief Financial Officer of Churchill Financial, a commercial finance and asset management company after heading DEPFA Bank’s municipal reinvestment and U.S. financial guarantee businesses. Earlier, he served as Chief Operating Officer of ACE Financial Solutions, an operating division of ACE Limited. Before that, he was the Chief Financial Officer of Capital Re Corp., a company that was acquired by ACE Limited in 1999 and which owned the company now known as Assured Guaranty Corp. until Assured Guaranty's 2004 IPO. He began his career in the financial guaranty industry at Ambac Financial Group.

Stephen Donnarumma was appointed as a director of AG Re on September 11, 2012. Mr. Donnarumma has been the Chief Credit Officer of AGC since 2007, of AGM since its 2009 acquisition, and of MAC since its 2012 capitalization. Mr. Donnarumma has been with Assured Guaranty since 1993. Over the years, Mr. Donnarumma has held a number of positions at Assured Guaranty, including Deputy Chief Credit Officer of AGL, Chief Operating Officer and Chief Underwriting Officer of AG Re, Chief Risk Officer of AGC, and Senior Managing Director, Head of Mortgage and Asset-backed Securities of AGC. Prior to joining Assured Guaranty, Mr. Donnarumma was with Financial Guaranty Insurance Company from 1989 until 1993, where his responsibilities included underwriting domestic and international financial guaranty transactions. Prior to that, he served as a Director of Credit Risk Analysis at Fannie Mae from 1987 until 1989. Mr. Donnarumma was also an analyst with Moody’s Investors Services from 1985 until 1987.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    AGL's common shares are listed on the NYSE under the symbol "AGO." On February 23, 2021, the approximate number of shareholders of record at the close of business on that date was 77.

AGL is a holding company whose principal source of income is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL's ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL's Board and will be dependent upon the Company's profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. AGL paid quarterly cash dividends in the amount of $0.20 and $0.18 per common share in 2020 and 2019, respectively. For more information concerning AGL's dividends, see Item 7, Management's Discussion and Analysis, Liquidity and Capital Resources and Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders' Equity.

Issuer’s Purchases of Equity Securities

In 2020, the Company repurchased a total of 15.8 million common shares for approximately $446 million at an average price of $28.23 per share. The Company also cancelled 385,777 common shares it received in December 2020 from the Company's former Chief Investment Officer and Head of Asset Management pursuant to the terms of the separation agreement dated August 6, 2020.

From time to time, the Board authorizes the repurchase of common shares. Most recently, on November 2, 2020, the Board authorized the repurchase of an additional $250 million of its common shares. Under this and previous authorizations, as of February 25, 2021, the Company was authorized to purchase $202 million of its common shares. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders' Equity for additional information about share repurchases and authorizations.

The following table reflects purchases of AGL common shares made by the Company during the fourth quarter of 2020.

Period	Total Number of Shares Purchased (3)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	1,511,203	$26.25	1,511,203	$87,873,570
November 1 - November 30	1,369,106	$29.29	1,365,746	$297,873,572
December 1 - December 31	1,854,108	$31.16	1,467,700	$252,124,291
Total	4,734,417	$29.05	4,344,649
____________________
(1)    After giving effect to repurchases since the beginning of 2013 through February 25, 2021 the Company has repurchased a total of 122.9 million common shares for approximately $3,712 million, excluding commissions, at an average price of $30.21 per share.
(2)    Excludes commissions.
(3)    Includes an additional 385,777 common shares the Company received in December 2020 from the Company's former Chief Investment Officer and Head of Asset Management, and cancelled.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL's common shares from December 31, 2015 through December 31, 2020 as compared to the cumulative total return of the Standard & Poor's 500 Stock Index, the cumulative total return of the Standard & Poor's 500 Financials Sector GICS Level 1 Index and the cumulative total return of the Russell Midcap Financial Services Index. The Company added the Russell Midcap Financial Services Index in 2018 because it believes that this index, which includes the Company, provides a useful comparison to other companies in the financial services sector, and excludes companies that are included in the Standard & Poor's 500 Financials Sector GICS Level 1 Index but are many times larger than the Company. The chart and table depict the value on December 31 of each year from 2015 through 2020 of a $100 investment made on December 31, 2015, with all dividends reinvested:

Comparison of Cumulative Total Return
$225
$200
$175
$150
$125
$100
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Assured Guaranty
S&P 500 Index
S&P 500 Financials Sector GICS Level 1 Index
Russell Midcap Financial Services Index

	Assured Guaranty	S&P 500 Index	S&P 500 Financials Sector GICS Level 1 Index	Russell Midcap Financial Services Index
12/31/2015	$100.00	$100.00	$100.00	$100.00
12/31/2016	145.60	111.95	122.75	115.15
12/31/2017	132.44	136.38	149.92	134.28
12/31/2018	152.24	130.39	130.37	120.80
12/31/2019	198.12	171.44	172.21	161.33
12/31/2020	130.88	202.96	169.19	169.30
___________________
Source: Calculated from total returns published by Bloomberg.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

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

Discussion related to the results of operations for the Company's comparison of 2019 results to 2018 results have been omitted in this Form 10-K. The Company's comparison of 2019 results to 2018 results is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Executive Summary and Results of Operations.

Overview

Business

Beginning in the fourth quarter of 2019, after the acquisition of BlueMountain, the Company realigned its reporting structure to be consistent with how management now views the Company's different business lines. Management views the Company's businesses in two distinct segments: Insurance and Asset Management. The Insurance and Asset Management businesses are conducted through separate legal entities, which is the basis on which the results of operations are presented and reviewed by the chief operating decision maker (CODM) to assess performance and allocate resources. The Company's Corporate division activities are presented separately.

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

The establishment of AssuredIM represents a significant increase in the Company's participation in the asset management industry. In the Asset Management segment, the Company provides investment advisory services, which include the management of CLOs, opportunity and liquid asset strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM has managed structured, public finance and credit investments since to 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company. As of December 31, 2020, AssuredIM had $17.3 billion of AUM, including $1.1 billion that is managed on behalf of the Company's insurance subsidiaries. Fees in respect of investment advisory services are the largest component of revenues for the Asset Management segment. AssuredIM is compensated for its investment advisory services generally through management fees which are based on AUM, and may also earn performance fees calculated as a percentage of net profits or based on an internal rate of return referencing distributions made to investors, in each case, in respect of funds, CLOs and/or accounts which it advises.

The Corporate division consists primarily of interest expense on the debt of the U.S. Holding Companies, and other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

The Company reviews its segment results before giving effect to the consolidation of FG VIEs and CIVs, intersegment eliminations and certain reclassifications.

Economic Environment and Impact of COVID-19

    The novel coronavirus that emerged in Wuhan, China in late 2019 and which causes the coronavirus disease known as COVID-19 was declared a pandemic by the World Health Organization in early 2020 and continued to spread throughout the world over the course of 2020 and into 2021. By late 2020 and early 2021 several vaccines had been developed and were being approved by some governments, and distribution of vaccines in some nations has begun. The emergence of COVID-19 and reactions to it, including various closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for quite some time now, its ultimate size, depth, course and duration, and the effectiveness and acceptance of vaccines for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

    As a consequence of the onset of the COVID-19 pandemic, economic activity in the U.S. and throughout the world slowed significantly in early to mid-2020, but began to recover later in the year. By the end of December 2020, the U.S. unemployment rate had declined to 6.7% from a high of 14.7% in April, according to a report issued by the U.S. Bureau of Labor Statistics (the BLS) in early January 2021. The BLS noted that 10.7 million persons remained unemployed at year-end nearly twice the pre-pandemic unemployment figure. The Bureau of Economic Analysis (BEA), in its advance estimate for full year 2020, reported that real gross domestic product (GDP) decreased 3.5% in 2020, compared with an increase of 2.2% in 2019. GDP grew at a 4.0% annual rate in the fourth quarter of 2020, compared to an annual growth rate of 33.4% in the third quarter of 2020. GDP had decreased at an annual rate of 31.4% in the second quarter of 2020 and 4.8% in the first quarter of 2020.

The federal funds rate started 2020 with a target range of 1.5% to 1.75%. With the onset of the COVID-19 pandemic, the Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate to 0% to 0.25 % in March 2020, and has since kept it there. After its September 2020 meeting, the FOMC stated that it expects to maintain this target range “until labor market conditions have reached levels consistent with the [FOMC]’s assessments of maximum employment and inflation has risen to 2 percent.” In addition, the FOMC in its December 2020 meeting pledged to “continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage-backed securities by at least $40 billion per month until substantial further progress has been made toward the [FOMC]’s maximum employment and price stability goals.”

The 30-year AAA MMD rate started 2020 at 2.07%. It reached a historical low of 1.27% on August 7th before rising slightly to the end the year at 1.39%. The average rate for the year was 1.71%. The level of interest rates influences how high a premium the Company can charge for its financial guaranty insurance product, with lower interest rates generally lowering the premium rates the Company may charge. The A-rated General Obligation (GO) credit spread relative to the 30-year AAA MMD rose from 37 bps at the beginning of 2020 to a peak of 49 bps in June, then returned to finish the year at 39 bps. BBB credit spreads measured on the same basis started the year at 65 bps, rose to a peak of 157 bps in late June and early July, and ended the year at 108 bps, which is elevated compared to the 5-year average of 89 bps. A larger credit spread is one factor that may allow the Company to charge higher premiums for its financial guaranty insurance product.

Despite volatility, U.S. equity markets finished higher for the year. The Dow Jones Industrial Average (DJIA) gained over 7% in 2020, the S&P 500 Index gained over 16%, and the Nasdaq Composite gained 44%.

The impact of the COVID-19 pandemic and governmental and private actions taken in response produced a surge in home prices and home sales in 2020. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 9.5% annualized gain in November 2020 (the latest data available), up from 8.4% in the previous month. The 10-City Composite annualized increase came in at 8.8%, up from 7.6% in the previous month. The 20-City Composite posted a 9.1% year-over-year gain, up from 8.0% in the previous month. Home prices in the U.S. impact the performance of the Company's insured RMBS portfolio. Improved home prices generally result in fewer losses or more reimbursements with respect to the Company's distressed insured RMBS risks.

Direct and indirect consequences of COVID-19 are causing financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, has caused the Company to increase its loss reserves, and may result in increases in claims and additional increases in loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims. The Company's Surveillance department has established supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions and related restrictions or an economic downturn. In addition, the Company's surveillance department has been in contact with certain of its credits that it believes may be more at risk from COVID-19 and governmental and private responses to COVID-19. The Company's internal ratings and loss projections for those distressed credits it believes are most likely to be impacted by the COVID-19 pandemic, including RMBS, Puerto Rico and certain other distressed public finance exposures, reflect this augmented surveillance activity. For information about how the COVID-19 pandemic has impacted the Company's loss projections, see Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid (Recovered). Through February 25, 2021, the Company has paid only relatively small first-time insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company currently projects full reimbursement of these claims. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it are unknown, so the Company cannot predict the ultimate size of any increases in claims and loss reserves that eventually may result from the pandemic.

The Company believes its financial guaranty business model is particularly well-suited to withstand global economic disruptions. If an insured obligor defaults, the Company is required to pay only any shortfall in interest and principal on scheduled payment dates; the Company’s policies forbid acceleration of its obligations without its consent. In addition, many of the obligations the Company insures benefit from debt service reserve funds or other funding sources from which interest and principal may be paid during limited periods of stress, providing the obligor with an opportunity to recover. While the Company believes its guaranty may support the market value of an insured obligation in comparison to a similar uninsured obligation, the Company’s ultimate loss on a defaulted insured obligation is not a function of that underlying obligation’s market price. Rather, the Company’s ultimate loss is the sum of all principal and interest payments it makes under its policy less the sum of all reimbursements, subrogation payments and other recoveries it receives from the obligor or any other sources in connection with the obligation. For contracts accounted for as insurance, its expected losses equal the discounted value of all claim payments it projects making less the discounted value of all recoveries it expects to receive, on a probability-weighted basis. See Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid (Recovered).

The nature of the financial guaranty business model, which requires the Company to pay only any shortfall in interest and principal on scheduled payment dates, along with the Company’s liquidity practices, reduce the need for the Company to sell investment assets in periods of market distress. As of December 31, 2020, the Company had $851 million of short-term investments and $162 million of cash. In addition, the Company’s investment portfolio generates cash over time through interest and principal receipts.

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as the year progressed. The present value of new U.S. public finance business production (PVP) for 2020 was very strong compared to a year ago. See "— Results of Operations by Segment — Insurance Segment" below. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products over the medium term. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand, as appears to have been the case for its U.S. public finance insurance products in the third and fourth quarters of 2020. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. While a reduction in new insurance business written compared to previous years would be unwelcome since it would impact the Company's net income in future years, it would have a limited impact on the current year’s net income, since the Company earns the premium for a new policy over the term of the policy, often as long as twenty or thirty years. In 2020, for example, only approximately 5% of the premiums the Company earned in 2020 related to new financial guaranty policies it wrote in 2020.

The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may have an adverse impact on the amount of third-party funds the Company can attract to its asset management products and on the amount of the Company’s AUM, which would reduce the amount of management fees earned by the Company. In addition, the volatility and downgrades in loan markets have triggered over-collateralization provisions in CLOs, deferring certain CLO management fee payments to the Company. On the other hand, periods of market volatility may increase the attractiveness to investors of investment managers such as AssuredIM, and may provide the Company with opportunities to increase its AUM. In 2020, funded AUM declined, but fee-earning AUM increased, largely as the result of the sale of CLO Equity. See "— Results of Operations by Segment — Asset Management Segment" below.

The Company’s ability to raise third-party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors, and if it performs worse during the COVID-19 pandemic than its competitors, that could impede its ability to raise funds, seek investors and hire and retain professionals, and may also lead to an impairment of goodwill. In the fourth quarter of 2020, the Company performed its goodwill impairment assessment, which also considered the impact of COVID-19 on the Company’s goodwill carrying value associated with the Asset Management segment, and determined no impairment had occurred. The Company’s goodwill impairment assessment is sensitive to the Company's assumptions of discount rates, market multiples, projections of AUM growth, and other factors, which may vary.

Over the past several years, the Company’s insurance subsidiaries have sought and received permission from their respective regulators to make certain discretionary payments to their holding companies, which has increased the amount of cash available to such holding companies to make investments in the asset management business and, in the case of AGL, to repurchase its common shares. The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may impact the Company’s regulatory capital position and the willingness of the insurance subsidiaries’ regulators to permit discretionary payments to their holding companies, which may result in the Company investing less in the asset management business or spending less to repurchase its common shares than it had planned. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company’s holding companies’ ability to meet their obligations may be constrained.”

    The Company began operating remotely in accordance with its business continuity plan in March 2020, instituting mandatory work-from-home policies in its U.S., U.K. and Bermuda offices. The Company is providing the services and communications it normally would, and continues to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades. However, the Company’s operations could be disrupted if key members of its senior management or a significant percentage of its workforce or the workforce of its vendors were unable to continue work because of illness, government directives, or otherwise. In addition, the Company’s shift to working from home has made it more dependent on the Internet and communications access and capabilities and has heightened its risk of cybersecurity attacks. For more information, see Part I, Item 1A, Risk Factors, “Operational Risks - The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in such systems could adversely affect the Company’s business.”

Key Business Strategies

    The Company continually evaluates its business strategies. For example, with the establishment of AssuredIM the Company has increased its focus on asset management and alternative investments. Currently, the Company is pursuing the following key business strategies in three areas: (1) Insurance, (2) Asset Management and Alternative Investments, and (3) Capital Management.

Insurance

    The Company seeks to grow the insurance business through new business production, acquisitions of legacy monolines or reinsurance of their portfolios, and to continue to mitigate losses in its current insured portfolio.

    Growth of the Insured Portfolio

    The Company seeks to grow its insurance portfolio through new business production in each of its three markets: U.S. public finance, international infrastructure and global structured finance. The Company believes high-profile defaults by municipal obligors, such as Puerto Rico, Detroit, Michigan and Stockton, California as well as events such as the COVID-19 pandemic have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance:

•encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds;
•enables institutional investors to operate more efficiently; and
•allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

    On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance compared to the pre-financial crisis levels, and provisions in legislation known as the Tax Act, such as the reduction in corporate tax rates, have made municipal obligations less attractive to certain institutional investors.

    In certain segments of the global infrastructure and structured finance markets the Company believes its financial guaranty product is competitive with other financing options. For example, certain investors may receive advantageous capital requirement treatment with the addition of the Company’s guaranty. The Company considers its involvement in both international infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company's business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the international infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

    While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as the year progressed. The present value of new U.S. public finance business production (PVP) for 2020 was very strong compared to a year ago. See "— Results of Operations by Segment — Insurance Segment" below. The Company cannot predict what impact the COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, will have on the market for its insurance products over the medium term. On one hand, increased defaults and an increased focus on the credit of public finance issuers and other obligors may increase the perceived value of the Company’s insurance products, and so increase demand, as appears to have been the case for its U.S. public finance insurance products in the third and fourth quarters of 2020. On the other hand, legislative responses, especially in the public finance sector, could reduce the need for the Company’s insurance products. While a reduction in new insurance business written compared to previous years would be unwelcome since it would impact the Company's net income in future years, it would have a limited impact on the current year’s net income, since the Company earns the premium for a new policy over the term of the policy, often as long as twenty or thirty years. In 2020, for example, only approximately 5% of the premiums the Company earned in 2020 related to new financial guaranty policies it wrote in 2020.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2020	2019	2018
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$451.8	$406.6	$320.3
Total insured	$34.2	$23.9	$18.9
Insured by Assured Guaranty	$19.7	$14.0	$10.5
Number of issues:
New municipal bonds issued	11,857	10,590	8,555
Total insured	2,140	1,724	1,246
Insured by Assured Guaranty	982	839	596
Bond insurance market penetration based on:
Par	7.6%	5.9%	5.9%
Number of issues	18.0%	16.3%	14.6%
Single A par sold	28.3%	21.4%	17.8%
Single A transactions sold	54.3%	54.9%	52.8%
$25 million and under par sold	20.9%	18.1%	17.2%
$25 million and under transactions sold	21.0%	19.7%	17.1%
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

    Commutations. The Company entered into various commutation agreements to reassume previously ceded business in 2020, 2019 and 2018 that resulted in gains of $38 million in 2020, gains of $1 million in 2019 and losses of $16 million in 2018. The commutations added net unearned premium reserve of $5 million in 2020 and $15 million in 2019. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

Loss Mitigation

    In an effort to avoid, reduce or recover losses and potential losses in its insurance portfolios, the Company employs a number of strategies.

    In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises. Currently, the Company is actively working to mitigate potential losses in connection with the obligations it insures of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations and was an active participant in negotiating the Puerto Rico

Electric Power Authority (PREPA) restructuring support agreement and the Puerto Rico Sales Tax Financing Corporation (COFINA) plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights in Puerto Rico. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure.

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

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of December 31, 2020, AssuredIM is a top-twenty five CLO manager by AUM, as published by CreditFlux. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending and liquid strategies relating to municipal obligations.

Over time, the Company seeks to broaden and further diversify its Asset Management segment leading to increased AUM and a fee-generating platform. The Company intends to leverage AssuredIM infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations.

The Company monitors certain operating metrics that are common to the asset management industry. These operating metrics include, but are not limited to, funded AUM and unfunded capital commitments (together, AUM) and investment advisory service revenues. The Company considers the categorization of its AUM by product type to be a useful lens in monitoring the Asset Management segment. AUM by product type assists in measuring the duration of AUM for which the Asset Management segment has the potential to earn Management Fees and Performance Fees. For a discussion of the metric AUM, please see “— Results of Operations by Segment — Asset Management Segment.”

Additionally, the Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company allocated $750 million of capital to invest in funds managed by AssuredIM plus $550 million of general account assets now managed by AssuredIM under an IMA. The Company is using these allocation to (a) launch new products (CLOs, opportunity funds and liquid strategy funds) on the AssuredIM platform and (b) enhance the returns of its own investment portfolio.

As of December 31, 2020, AGAS had committed $493 million to AssuredIM Funds, including $177 million that has yet to be funded. This capital was committed to several funds dedicated to a single strategy including CLOs, asset-backed finance, healthcare structured capital and municipal bonds.

Under the IMA with AssuredIM, AGM and AGC have together allocated $250 million to municipal obligation strategies and $300 million to CLO strategies. All of these strategies are consistent with the investment strengths of AssuredIM and the Company's plans to continue to grow its investment strategies.

Capital Management

    In recent years, the Company has developed strategies to manage capital within the Assured Guaranty group more efficiently.

    From 2013 through February 25, 2021, the Company has repurchased 122.9 million common shares for approximately $3,712 million, representing approximately 63% of the total shares outstanding at the beginning of the repurchase program in 2013. On November 2, 2020, the Board authorized an additional $250 million of share repurchases. Under this and previous authorizations, as of February 25, 2021, the Company was authorized to purchase $202 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013-2019	$3,216	105.720	$30.42
2020	446	15.788	$28.23
2021 (through February 25, 2021)	50	1.375	$36.67
Cumulative repurchases since the beginning of 2013	$3,712	122.883	$30.21

The Company also cancelled 385,777 common shares it received in December 2020 from the Company's former Chief Investment Officer and Head of Asset Management pursuant to the terms of the separation agreement dated August 6, 2020.

Accretive Effect of Cumulative Repurchases (1)

	Year Ended December 31,
	2020	2019	As of December 31, 2020	As of December 31, 2019
	(per share)
Net income (loss) attributable to AGL	$2.26	$1.60
Adjusted operating income	1.73	1.56
Shareholders' equity attributable to AGL			$33.69	$21.44
Adjusted operating shareholders' equity			29.32	19.24
Adjusted book value			51.48	35.06
_________________
(1)    Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013. Excludes the effect of cancelled shares that the Company received from the Company's former Chief Investment Officer and Head of Asset Management pursuant to the terms of the separation agreement dated August 6, 2020.

    In March 2019, MAC received approval from the NYDFS to dividend to Municipal Assurance Holdings Inc. (MAC Holdings) $100 million in 2019, an amount that exceeded the amount available to dividend without such approval in 2019 under applicable law. MAC distributed the $100 million dividend to MAC Holdings during the second quarter of 2019.

    In 2019, the MIA approved and AGC implemented the repurchase of $100 million of its shares of common stock from AGUS.

    The Company also considers the appropriate mix of debt and equity in its capital structure, and may repurchase some of its debt from time to time. For example, in 2020, 2019 and 2018, AGUS purchased $23 million, $3 million and $100 million of principal, respectively, of AGMH's outstanding Junior Subordinated Debentures, which resulted in a loss on extinguishment of debt of $5 million in 2020, $1 million in 2019 and $34 million in 2018. The Company may choose to make additional purchases of this or other Company debt in the future.

Executive Summary

Financial Performance of Assured Guaranty

    Financial results include the results of AssuredIM after the date of acquisition on October 1, 2019.

Financial Results

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Consolidated Results
GAAP
Net income (loss) attributable to AGL	$362	$402	$521
Net income (loss) attributable to AGL per diluted share	$4.19	$4.00	$4.68
Non-GAAP
Adjusted operating income (loss) (1) (2)	$256	$391	$482
Adjusted operating income per diluted share (2)	$2.97	$3.91	$4.34
Weighted Average diluted shares	86.2	100.2	111.3

Segment Results
Insurance	$429	$512	$582
Asset Management (3)	(50)	(10)	—
Corporate	(111)	(111)	(96)
Other	(12)	—	(4)
Adjusted operating income (loss)	$256	$391	$482

Insurance Segment
GWP	$454	$677	$612
PVP (1) (4)	390	569	697
Gross par written	23,265	24,353	24,624
Asset Management Segment (3)
Inflows-third party	$1,618	$929	$—
Inflows-intercompany	1,257	213	—

	As of December 31, 2020		As of December 31, 2019
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity attributable to AGL	$6,643	$85.66	$6,639	$71.18
Adjusted operating shareholders' equity (1)	6,087	78.49	6,246	66.96
Adjusted book value (1)	8,908	114.87	9,047	96.99
Gain (loss) related to the effect of consolidating VIEs (VIE consolidation) included in adjusted operating shareholders' equity	2	0.03	7	0.07
Gain (loss) related to VIE consolidation included in adjusted book value	(8)	(0.10)	(4)	(0.05)
Common shares outstanding (5)	77.5		93.3
____________________
(1)    See “— Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (GAAP) and a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available. See “— Non-GAAP Financial Measures” for additional details.
(2)    "Adjusted operating income" is the Company's segment measure.
(3)    In the 2019 results in the table above, AssuredIM results are included only for the period from October 1, 2019, the BlueMountain Acquisition date, through December 31, 2019. The 2020 results include a full year of AssuredIM.
(4)    The discount rate used for PVP as of December 31, 2020 is 3%. The prior periods have been recast to present PVP discounted at 3% instead of 6%.
(5)     See “— Overview — Key Business Strategies - Capital Management” above for information on common share repurchases.

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

    Other factors that drive volatility in net income include: changes in expected losses and recoveries, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on the investment portfolio (including credit impairment), changes in foreign exchange rates, the effects of large settlements, commutations, acquisitions, the effects of the Company's various loss mitigation strategies, and changes in the fair value of investments in AssuredIM Funds. Changes in the fair value of AssuredIM Funds affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues:
Net earned premiums	$485	$476	$548
Net investment income	297	378	395
Asset management fees	89	22	—
Net realized investment gains (losses)	18	22	(32)
Net change in fair value of credit derivatives	81	(6)	112
Fair value gains (losses) on FG VIEs	(10)	42	14
Fair value gains (losses) on CIVs	41	(3)	—
Foreign exchange gains (losses) on remeasurement	39	24	(37)
Commutation gains (losses)	38	1	(16)
Other income (loss)	37	7	17
Total revenues	1,115	963	1,001
Expenses:
Loss and LAE	203	93	64
Interest expense	85	89	94
Amortization of DAC	16	18	16
Employee compensation and benefit expenses	228	178	152
Other operating expenses	197	125	96
Total expenses	729	503	422
Income (loss) before provision for income taxes and equity in earnings of investees	386	460	579
Equity in earnings of investees	27	4	1
Income (loss) before income taxes	413	464	580
Provision (benefit) for income taxes	45	63	59
Net income (loss)	368	401	521
Less: Noncontrolling interests	6	(1)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$362	$402	$521
Effective tax rate	10.9%	13.7%	10.2%

In the 2019 results in the table above, AssuredIM results are included only for the period from October 1, 2019, the BlueMountain Acquisition date, through December 31, 2019. The 2020 results include a full year of AssuredIM. Net income attributable to AGL for 2020 was lower compared with 2019 primarily due to the following:

•Higher loss expense. Loss expenses in 2019 included a benefit in U.S. RMBS related to higher projected recoveries for previously charged-off loans, improved performance, and loss mitigation efforts.
•Lower income from the investment portfolio. Total net investment income and equity in earnings of investees were lower in 2020 compared with 2019 primarily due to the liquidation of investments for share repurchases, dividends, claims and the acquisition of BlueMountain, as well as the decline in the loss mitigation portfolio.
•Fair value losses on FG VIEs. 2020 fair value losses on FG VIEs were $10 million, compared to 2019 fair value gains on FG VIEs of $42 million.
•Higher losses from the Asset Management segment. 2020 included a full year of activity in the Asset Management segment in 2020, its first full calendar year since acquisition, compared with only one quarter of activity in 2019. The Asset Management segment loss in 2020 was $50 million, compared to $10 million in 2019.

This was offset in part by the following:

•Fair value gains on credit derivatives in 2020, compared to fair value losses in 2019.
•Fair value gains on CIVs in 2020 compared to fair value losses in 2019. The Company increased the number and size of CIVs in 2020.
•Commutation gains in 2020.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21% in 2020 and 2019, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 28%, and no taxes for the Company’s Bermuda Subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate was lower in 2020 due mainly to the release of a reserve for uncertain tax positions in the Insurance Segment.

    Shareholders' equity attributable to AGL increased since December 31, 2019 as net income ($362 million) and increases in other comprehensive income ($156 million), were offset in part by share repurchases ($446 million) and dividends ($69 million). Adjusted operating shareholders' equity decreased in 2020 primarily due to share repurchases and dividends, partially offset by positive adjusted operating income. Adjusted book value decreased in 2020 primarily due share repurchase, dividends and loss development, offset in part by net premiums written.

    Shareholders' equity attributable to AGL per share, adjusted operating shareholders' equity per share and adjusted book value per share all increased in 2020 to $85.66, $78.49 and $114.87, respectively, which benefited from the repurchase of an additional 15.8 million shares in 2020. See “— Overview — Key Business Strategies - Accretive Effect of Cumulative Repurchases” table above.

Other Matters

MAC Merger

On February 24, 2021, the Company received the last regulatory approval required to merge MAC with and into AGM, with AGM as the surviving company. The merger is expected to be effective on April 1, 2021. Upon the merger all direct insurance policies issued by MAC would become direct insurance obligations of AGM. As a result, the Company will write off the $16 million carrying value of MAC's licenses in the first quarter of 2021.

Brexit

    The U.K. left the EU, known as “Brexit”, on January 31, 2020, and the transition period under the terms of the withdrawal agreement ended on December 31, 2020. On October 1, 2020, AGUK transferred those of its existing policies that are affected by Brexit to AGE in order for that company to service such business.

LIBOR Sunset

    In 2017, the U.K.’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. On November 30, 2021, IBA, the administrator of U.S. Dollar LIBOR, announced that it would cease the publication of the overnight and 1, 3, 6 and 12 month U.S. Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023, rather than at the end of 2021. The 1 week and 2 month U.S Dollar LIBOR settings and the British pound sterling LIBOR settings will be discontinued after December 31, 2021 but the Company has not identified any material exposure to such rates. The consultation period ended January 25, 2021 and the IBA's feedback statement summarizing responses from the consultation remain forthcoming. Although the IBA has not made an official announcement, they acknowledged the market anticipates a representative panel of banks will continue setting 1, 3, 6 and 12 month U.S. Dollar LIBOR through June 2023. The continuation of LIBOR on the current basis cannot and will not be guaranteed after June 2023. While regulators have suggested substitute rates, including the Secured Overnight Financing Rate, the impact of the discontinuance of LIBOR, if it occurs, will be contract-specific. The Company has exposure to LIBOR in four areas of its operations: (i) issuers of obligations the Company insures have obligations, assets and hedges that reference LIBOR, and some loss mitigation securities held in the investment portfolio reference LIBOR, (ii) debt issued by the U.S. Holding Companies currently pay, or will convert to, a floating interest rate tied to LIBOR, (iii) CCS from which the Company benefits pay interest tied to LIBOR, and (iv) certain obligations issued by, and certain assets owned by, its CIVs pay interest tied to LIBOR. While the documents relevant to the CIVs were entered into after the initial LIBOR sunset was announced and generally contain fallback language contemplating the discontinuance of LIBOR, documents relevant to the other three areas were entered into before the initial LIBOR sunset was announced and generally contain less robust fallback language. See Item 8, Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities.

    The Company continues to review its insured portfolio to identify insured transactions that it believes may be vulnerable to the transition from LIBOR. The review to date focused on insured issues that are scheduled or projected to have an outstanding principal balance as of June 30, 2023, the date of LIBOR’s scheduled sunset, and excluded, due to their immateriality, insured issues projected to have an outstanding principal balance of less than $1 million on June 30, 2023. The Company reviewed the language governing the setting of interest rates in the event of unavailability of LIBOR in the governing documents of all below-investment-grade (BIG) insured transactions (except those issues projected to have an outstanding principal balance of less than $1 million at June 30, 2023), which the Company believes are most likely to be vulnerable to issues relating to the setting of interest rates after the sunset of LIBOR. The Company has also reviewed relevant language in the documents relating to the debt issued by the Company and the CCS that benefit the Company. As a significant portion of these securities are likely, absent a legislative solution or agreement by the parties, to become fixed rate after June 2023, the benefit or harm of the sunset of LIBOR depends on the level of interest rates at such time. Also, absent a legislative solution, whatever interest rate is set by the party responsible for calculating the interest rate may be challenged in court by other parties in interest. The Company has initiated a dialogue with relevant trustees, calculation agents, auction agents, servicers and other parties responsible for implementing the rate change in these transactions. Most have not yet committed to a course of action. The documents for the LIBOR-based obligations and assets of the CIVs generally include relatively standardized fallback language for transitions to an alternative index. There is some uncertainty with respect to what alternative index will be adopted.
    Given the lack of clarity on decisions that parties responsible for calculating interest rates will make and the reaction of impacted parties as well as the unknown level of interest rates when the change occurs, the Company cannot at this time predict the impact of the discontinuance of LIBOR, if it occurs, on every obligor and obligation the Company enhances, on its own debt issuances or on its investments. For more information, see the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part 1, Item 1A, Risk Factors.

Income Taxes

    The U.S. Internal Revenue Service and Department of the Treasury issued proposed regulations on July 10, 2019 relating to the tax treatment of PFICs. The proposed regulations provide guidance on various PFIC rules, including changes resulting from the Tax Act. Management is currently in the process of evaluating the impact to its shareholders and business operations.

Results of Operations

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment and require the Company to make estimates and assumptions, based on available information, that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. The inputs into our estimates and assumptions consider the economic implications of COVID-19. Estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the Consolidated Financial Statements.

Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially affected by the need to make future accounting adjustments to reflect changes in these estimates and assumptions from time to time.

The accounting policies that the Company believes are the most dependent on the application of judgment, estimates and assumptions are listed below. See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for the Company’s significant accounting policies which includes a reference to the note where further details regarding the significant estimates and assumptions are provided as well as Item 7A, Quantitative and Qualitative Disclosures About Market Risk for further details regarding sensitivity analysis.

•Expected loss to be paid (recovered)
•Premium revenue recognition
•Fair value of certain assets and liabilities, primarily:

▪Investments
▪Assets and liabilities of CIVs
▪FG VIEs
▪Credit derivatives
•Recoverability of goodwill and other intangible assets
•Credit impairment of financial instruments
•Income tax assets and liabilities, including the recoverability of deferred tax assets (liabilities)

In addition, the valuation of AUM, which is the basis for calculating certain asset management fees, is based on estimates and assumptions. AUM valuations are often performed by independent pricing services based on observable and unobservable inputs. AUM may be impacted by a wide range of factors, including the condition of the global economy and financial markets, the relative attractiveness of the investment strategies of AssuredIM, and regulatory or other governmental policies or actions. For an explanation of how the Company defines and uses the AUM metric and why it provides useful information to investors, please see “— Results of Operations by Segment — Asset Management Segment”.

As manager and adviser for funds and CLOs, the Company has established policies to govern valuation processes that are reasonably designed to ensure consistency in the application of revenue recognition. Management relies extensively on the data provided by independent pricing services. Valuation processes for AUM are dependent on the nature of the assets. The majority of our AUM is valued based on data from third parties such as independent pricing services. This varies slightly from time to time based upon the underlying composition of the asset class (equity, fixed income, alternative, and liquidity) as well as the actual underlying securities in the portfolio within each asset class.

Business Segments
    The Company reports its results of operations consistent with the manner in which the Company's CODM reviews the business to assess performance and allocate resources, operating in two distinct segments, Insurance and Asset Management. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of the FG VIEs and investment vehicles. See Item 8. Financial Statement and Supplementary Data, Note 10, Variable Interest Entities.

    The Insurance segment primarily consists of the Company's insurance subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment is presented without giving effect to the consolidation of FG VIEs and AssuredIM investment vehicles and therefore includes (1) premiums and losses of all financial guaranty contracts, whether or not the associated FG VIEs are consolidated and (2) its share of earnings from AssuredIM Funds, whether or not the AssuredIM Funds are consolidated.

    The Asset Management segment consists of the Company's investment management subsidiaries and associated entities, which provide asset management services to outside investors as well as to the Company's Insurance segment. The Asset Management segment includes asset management fees attributable to CIVs and inter-segment asset management fees earned from the U.S. Insurance Subsidiaries. The Asset Management segment presents fund expenses and reimbursable fund expenses netted in other operating expenses, whereas on the consolidated statement of operations, such reimbursable expenses are shown as a component of asset management fees.

The Corporate division consists primarily of interest expense on the debt of the U.S. Holding Companies, as well as other operating expenses attributed to AGL, the U.S. Holding Companies and other corporate activities, including administrative services performed by operating subsidiaries for the holding companies.

    Other items consist of intersegment eliminations, reclassification of asset management reimbursable expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain AssuredIM investment vehicles.

    The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

    The Company analyzes the operating performance of each segment using "adjusted operating income." See “— Non-GAAP Financial Measures — Adjusted Operating Income” below for definition of "adjusted operating income" and Item 8, Financial Statements and Supplementary Data, Note 3, Segment Information. Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles. The effect of consolidating such entities, including the related eliminations, is included in

"other" in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

    The following table summarizes adjusted operating income from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. See also Item 8, Financial Statements and Supplementary Data, Note 3, Segment Information.

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Adjusted operating income (loss) by segment:
Insurance	$429	$512	$582
Asset management	(50)	(10)	—
Corporate	(111)	(111)	(96)
Other	(12)	—	(4)
Adjusted operating income (loss)	256	391	482
Reconciling items from adjusted operating income to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments	18	22	(32)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	65	(10)	101
Fair value gains (losses) on CCS	(1)	(22)	14
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	22	(32)
Total pre-tax adjustments	124	12	51
Plus tax effect on pre-tax adjustments	(18)	(1)	(12)
Net income (loss) attributable to AGL	$362	$402	$521

Results of Operations by Segment

Insurance Segment Results

Insurance Results

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues
Net earned premiums and credit derivative revenues	$504	$511	$580
Net investment income	310	383	396
Commutation gains (losses)	38	1	(16)
Other income (loss)	22	22	32
Total revenues	874	917	992
Expenses
Loss expense	204	86	70
Amortization of deferred acquisition cost (DAC)	16	18	16
Employee compensation and benefit expenses	143	137	134
Other operating expenses	83	83	82
Total expenses	446	324	302
Equity in earnings of investees	61	2	1
Adjusted operating income (loss) before income taxes	489	595	691
Provision (benefit) for income taxes	60	83	109
Adjusted operating income (loss)	$429	$512	$582

    Insurance New Business Production

Gross Written Premiums and
New Business Production

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Gross Written Premiums (GWP)
Public Finance—U.S.	$294	$198	$320
Public Finance—non-U.S.	142	417	115
Structured Finance—U.S.	18	57	167
Structured Finance—non-U.S.	—	5	10
Total GWP	$454	$677	$612
PVP (1):
Public Finance—U.S.	$292	$201	$402
Public Finance—non-U.S.	82	308	116
Structured Finance—U.S.	14	53	167
Structured Finance—non-U.S.	2	7	12
Total PVP	$390	$569	$697
Gross Par Written (1):
Public Finance—U.S.	$21,198	$16,337	$19,572
Public Finance—non-U.S.	1,434	6,347	3,817
Structured Finance—U.S.	380	1,581	902
Structured Finance—non-U.S.	253	88	333
Total gross par written	$23,265	$24,353	$24,624

Average rating on new business written	A-	A	A-
____________________
(1)    PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.”

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

The non-GAAP measure, PVP, on the other hand, includes upfront premiums and the present value of expected future installments on new business at the time of issuance, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, for all contracts whether in insurance or credit derivative form. See “— Non-GAAP Financial Measures” below.

U.S. public finance GWP in 2020 increased 48%, and PVP increased 45%, compared with 2019, primarily driven by wider credit spreads and greater insured penetration, which was 7.6% (based on par) in 2020, compared with 5.9% in 2019. The average rating of U.S. public finance par written was A-. The par written represented 58% of the total U.S. municipal market insured issuance in 2020.

Outside the U.S., 2020 GWP and PVP consisted of a variety of transactions, including several renewable energy transactions insured by the Company's French subsidiary and a U.K. university student housing transaction. In addition, several insured transactions were restructured, resulting in no additional insured exposure. The decline in non-U.S. 2020 GWP and PVP compared with 2019 was mainly due to new business activity in 2019 associated with privately executed, bilateral guarantees on a large number of European sub-sovereign credits.

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

    Refundings occur in the public finance market and had been at historically high levels until recently primarily due to the low interest rate environment, which allowed many municipalities and other public finance issuers to refinance their debt obligations at lower rates. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. Provisions in the Tax Act regarding the termination of the tax-exempt status of advance refunding bonds have resulted in fewer refundings.

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

Net Earned Premiums and Credit Derivative Revenues

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums	$292	$278	$300
Accelerations:
Refundings	123	115	139
Terminations	6	10	14
Total accelerations	129	125	153
Total public finance	421	403	453
Structured finance
Scheduled net earned premiums	67	78	97
Accelerations	—	7	6
Total structured finance	67	85	103
Specialty insurance and reinsurance	2	6	4
Total net earned premiums	490	494	560
Credit derivative revenues	14	17	20
Total net earned premiums and credit derivative revenues	$504	$511	$580

    Net earned premiums decreased in 2020 compared with 2019 primarily due to the scheduled decline in structured finance par outstanding, offset, in part, by an increase in scheduled net earned premiums in the public finance sector. At December 31, 2020, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

    Credit derivative revenues have declined in 2020 and 2019 primarily due to the scheduled decline in the net par outstanding. The Company has not written new credit derivatives since 2009. Other than credit derivatives that may be acquired in business combinations and reinsurance agreements, or as part of loss mitigation strategies, credit derivative exposure is expected to decline.

    Net Investment Income and Equity in Earnings of Investees

Net investment income is a function of the yield that the Company earns on, fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Equity method investments in the Insurance segment include the U.S. Insurance Subsidiaries' investments in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is presented as a separate line item, "equity in earnings of investees," and typically represents the change in NAV of AssuredIM Funds and the Company's share of earnings of its other investees. The Company is authorized to invest up to $750 million in AssuredIM Funds, of which $493 million has been committed, including $177 million that has yet to be funded as of December 31, 2020.

Net Investment Income and Equity in Earnings of Investees

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net investment income
Managed by third parties	$231	$272	$293
Internally managed:
AssuredIM	8	—	—
Loss mitigation and other securities	69	115	109
Intercompany loans	10	5	3
Gross investment income	318	392	405
Investment expenses	(8)	(9)	(9)
Net investment income	$310	$383	$396

Equity in earnings of investees
AssuredIM Funds	$42	$(2)	$—
Other	19	4	1
Equity in earnings of investees	$61	$2	$1

Net investment income decreased compared with 2019 primarily due to (1) lower average balances in the fixed-maturity investment portfolio managed by third parties, which declined due to dividends paid from the insurance subsidiaries that were used for AGL share repurchases, and a shift of assets to AssuredIM Funds, and other alternative investments, and (2) lower average balances in the portfolio of securities purchased for loss mitigation purposes, which typically earn a higher yield than the externally managed portfolio of fixed maturities, as balances amortize or are settled. In 2019, a large loss mitigation security was favorably settled and is no longer in the loss mitigation security portfolio; the proceeds of the settlement were reinvested in assets that had lower yields. The overall pre-tax book yield was 3.25% as of December 31, 2020 and 3.51% as of December 31, 2019, respectively. Excluding loss mitigation securities, pre-tax book yield was 2.93% as of December 31, 2020, compared with 3.18% as of December 31, 2019.

Equity in earnings of investees was primarily related to AssuredIM Funds in 2020, which consist of investments in healthcare funds, CLOs, a municipal bond fund and an asset-backed fund. To the extent additional assets are shifted to AssuredIM Funds and other alternative investments, the presentation of the corresponding income in the consolidated statements of operations will also shift from net investment income to equity in earnings of investees.

    Commutation Gains (Losses)

    In connection with the reassumption of previously ceded books of financial guaranty business, the Company recognized commutation gains of $38 million in 2020 and $1 million in 2019. The Company currently has $418 million in ceded financial guaranty par and $9 million in ceded financial guaranty unearned premium reserves.

    Other Income (Loss)

Other income (loss) consists of recurring items such as those listed in the table below as well as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

 Other Income (Loss)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$(3)	$3	$(5)
Fair value gains (losses) on equity investments	—	—	27
Other	25	19	10
Total other income (loss)	$22	$22	$32
 ____________________
(1)    Primarily relate to cash.

Economic Loss Development

     The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies used in estimating the expected loss to be paid (recovered) for all contracts, see Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid (Recovered). For the accounting policies for measurement and recognition under GAAP for each type of contract see the notes listed below in Item 8, Financial Statements and Supplementary Data.

•Note 6 for contracts accounted for as insurance,
•Note 7 for contracts accounted for as credit derivatives,
•Note 10 for FG VIEs,
•Note 11 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities.

In order to efficiently evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses expected losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid (recovered) primarily consists of the present value of future: expected claim and LAE payments, expected recoveries from issuers or excess spread, cessions to reinsurers, expected recoveries/payables for breaches of representation & warranties (R&W) and the effects of other loss mitigation strategies. Assumptions used in the determination of the net expected loss to be paid (recovered) such as delinquency, severity, and discount rates and expected time frames to recovery were consistent by sector regardless of the accounting model used.

Current risk free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Changes in risk-free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period. The following table presents the range and weighted average discount rates used to discount expected losses (recoveries).

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	As of December 31,
	Range			Weighted Average
2020	0.0%	-	1.72%	0.60%
2019	0.0%	-	2.45%	1.94%
2018	0.0%	-	3.06%	2.74%

The primary components of economic loss development are presented in the tables that follow and the drivers of economic loss development are discussed below.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
	2020	2019	2020	2019	2018
	(in millions)
Insurance	$471	$683	$142	$14	$(9)
FG VIEs	59	58	1	(29)	(13)
Credit derivatives	(1)	(4)	2	14	17
Total	$529	$737	$145	$(1)	$(5)

Net exposure rated BIG	$7,988	$8,506

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
	2020	2019	2020	2019	2018
	(in millions)
U.S. public finance	$305	$531	$190	$224	$70
Non-U.S. public finance	36	23	13	(9)	(14)
Structured finance
U.S. RMBS	148	146	(71)	(234)	(69)
Other structured finance	40	37	13	18	8
Structured finance	188	183	(58)	(216)	(61)
Total	$529	$737	$145	$(1)	$(5)

Effect of changes in the risk-free rates included in economic loss development (benefit)			$13	$(11)	$(17)

        2020 Net Economic Loss Development

    Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of December 31, 2020 compared with $5.8 billion as of December 31, 2019. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2020 will be $305 million, compared with $531 million as of December 31, 2019. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At December 31, 2020 that credit was $1,154 million compared with $819 million at December 31, 2019. Economic loss development on U.S. exposures in 2020 was $190 million, which was primarily attributable to Puerto Rico exposures. See Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure, for details about significant developments that have taken place in Puerto Rico.

    The economic loss development of approximately $13 million for non-U.S. public finance exposures during 2020 was mainly due to the impact of lower Euro Interbank Offered Rate (Euribor).

    U.S. RMBS: The net benefit attributable to U.S. RMBS of $71 million was mainly related to higher excess spread of approximately $88 million on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to LIBOR, which decreased in 2020. This was partially offset primarily by the impact of COVID-19 related forbearances.

    Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $13 million, which was primarily attributable to loss adjustment expenses for certain transactions and deterioration of certain aircraft residual value insurance exposures.

        2019 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.8 billion as of December 31, 2019 compared with $6.4 billion as of December 31, 2018. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2019 would be $531 million, compared with $832 million as of December 31, 2018. The total net expected loss for troubled U.S. public finance exposures was net of a credit for estimated future recoveries of claims already paid. At December 31, 2019 that credit was $819 million compared with $586 million at December 31, 2018. Economic loss development on U.S. exposures in 2019 was $224 million, which was primarily attributable to Puerto Rico exposures.

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

    Loss and LAE reported in the Insurance segment adjusted operating income (i.e., adjusted loss and LAE) includes loss and LAE on financial guaranty insurance contracts without giving effect to eliminations related to consolidation of FG VIEs, plus credit derivative losses.

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

The amount of loss and LAE recognized in the Insurance segment, which includes all policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis.

While expected loss to be paid (recovered) is an important liquidity measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of net expected losses that will be recognized in the consolidated statements of operations in future periods as deferred premium revenue amortizes into income for financial guaranty insurance policies.

The following table presents the Insurance segment loss and LAE, net of reinsurance.

Insurance Segment
Loss and LAE (Benefit)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
U.S. public finance	$225	$247	$90
Non-U.S. public finance	5	(7)	(7)
Structured finance
U.S. RMBS	(36)	(176)	(19)
Other structured finance	10	22	6
Structured finance	(26)	(154)	(13)
Total loss and LAE (benefit)	$204	$86	$70

The primary components of the Insurance segment loss and LAE expense were as follows:

•2020 was mainly driven by an increase in expected loss on certain Puerto Rico exposures, partially offset by improved recoveries in U.S. RMBS, and

•2019 was mainly driven by an increase in expected loss on certain Puerto Rico exposures, partially offset by improved recoveries in second lien U.S. RMBS.

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

	S&P	Kroll Bond Rating Agency	Moody’s	A.M. Best Company, Inc.
AGM	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (7/16/20)	AA (stable) (10/29/20)	(1)	—
MAC	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	—	—
AG Re	AA (stable) (7/16/20)	—	—	—
AGRO	AA (stable) (7/16/20)	—	—	A+ (stable) (7/13/20)
AGUK	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	A2 (stable) (8/13/19)	—
AGE	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	—	—
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

For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see Item 8, Financial Statements and Supplementary Data, Note 8, Reinsurance and "—Liquidity and Capital Resources" section below.

Asset Management Segment Results

The BlueMountain Acquisition occurred on October 1, 2019, therefore 2019 results presented in the tables below include only the results of operations for the fourth quarter of 2019, while 2020 results include a full year of results.

Asset Management Results

	Year Ended December 31, 2020	Three Months Ended
		December 31, 2020	December 31, 2019
	(in millions)
Revenues
Management fees (1)	$59	$19	$18
Performance fees	1	1	4
Other income	6	2	—
Total revenues	66	22	22
Expenses
Total expenses (1)	128	47	34
Adjusted operating income (loss) before income taxes	(62)	(25)	(12)
Provision (benefit) for income taxes	(12)	(5)	(2)
Adjusted operating income (loss)	$(50)	$(20)	$(10)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the consolidated statement of operations such reimbursable expenses are shown gross as revenues.

Asset Management Fees

    Management fees are generated by CLOs, opportunity funds, liquid strategies, and the wind-down funds. CLO fees are the net management fees that AssuredIM retains after rebating the portion of these fees that pertains to the CLO Equity that is held directly by AssuredIM Funds. Management fees from opportunity funds and liquid strategies are mainly attributable to one previously established opportunity fund that is currently in its harvest period, and also includes several funds created since the Company's acquisition of BlueMountain in which the Insurance segment’s U.S. Insurance Subsidiaries invest. The Company also generates fees from legacy hedge and opportunity funds now subject to an orderly wind-down.

The following table presents management fees for the fourth quarter of 2020 in order to facilitate comparison to 2019, which includes only one quarter of activity from the BlueMountain Acquisition date through December 31, 2019.

Management Fees

	Year Ended December 31, 2020	Three Months Ended
		December 31, 2020	December 31, 2019
	(in millions)
CLOs	$23	$11	$3
Opportunity funds and liquid strategies	11	4	2
Wind-down funds	25	4	13
Total management fees	$59	$19	$18

The COVID-19 pandemic and resulting volatility also slowed the issuance of CLOs and sales of CLO Equity, however net CLO fees increased in fourth quarter 2020 compared with fourth quarter 2019, largely driven by the sales of CLO Equity to third parties and the issuance of several new CLOs. The COVID-19 pandemic and resulting volatility and downgrades in loan markets had triggered over-collateralization provisions in CLOs in 2020, resulting in the deferral CLO management fees, a portion of which reversed by the fourth quarter of 2020.

Management fees from opportunity funds and liquid strategies are mainly attributable to established funds, and also include fees from funds created since the establishment of the AssuredIM segment, and fees from an IMA with the U.S. Insurance Subsidiaries. Opportunity funds and liquid strategies' AUM increased to $1,869 million as of December 31, 2020, from $1,023 million as of December 31, 2019. Intercompany AUM represented $625 million of total opportunity funds and liquid strategies AUM as of December 31, 2020, compared with $142 million as of December 31, 2019.

Management fees from wind down funds declined as distributions to investors continued throughout 2020. The AUM of wind-down funds as of December 31, 2020 was $1,623 million compared with $4,046 million as of December 31, 2019.

Expenses

Expenses primarily consist of employee compensation and benefits, and also include other operating expenses such as rent, professional fees, placement fees, and depreciation. Amortization of finite-lived intangible assets mainly consist of AssuredIM's CLO and investment management contracts and its CLO distribution network.

Asset Management
Expenses

	Year Ended December 31, 2020	Three Months Ended
		December 31, 2020	December 31, 2019
	(in millions)
Employee compensation and benefit expenses	$67	$16	$17
Amortization of intangible assets	13	4	3
Restructuring expenses	—	—	7
Lease impairment	13	13	—
Other operating expenses	35	14	7
Total expenses	$128	$47	$34

Asset Management expenses increased in fourth quarter 2020 compared to fourth quarter 2019 primarily due to a $13 million impairment of a right-of-use asset associated with the lease on AssuredIM's headquarters, and $5 million in placement fees associated with new healthcare strategy.

As of December 31, 2020, the Company has $117 million in goodwill and $63 million in finite-lived intangible assets associated with the BlueMountain Acquisition. In the fourth quarter of 2020, the Company performed its goodwill impairment assessment, which also considered the impact of COVID-19 on the Company’s goodwill carrying value associated with the Asset Management segment, and determined no impairment had occurred. The Company’s goodwill impairment assessment is sensitive to the Company's assumptions of discount rates, market multiples, projections of AUM growth, and other factors, which may vary. The Company continues to evaluate developments in market conditions, changes in key personnel and other factors that may impact the Company’s ability to raise third party funds and retain and attract professionals, which may affect the carrying value of, and result in an impairment of, goodwill or intangible assets.

    Assets Under Management

    The Company uses AUM as a metric to measure progress in its Asset Management segment. Management fee revenue is based on a variety of factors and is not perfectly correlated with AUM. However, we believe AUM is a useful metric for assessing the relative size and scope of our asset management business. The Company uses measures of its AUM in its decision making process and intends to use third-party inflows in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

•the amount of aggregate collateral balance and principal cash of AssuredIM's CLOs, including CLO Equity that may be held by AssuredIM Funds. This also includes CLO assets managed by BlueMountain Fuji Management, LLC (BM Fuji). AssuredIM is not the investment manager of BM Fuji-advised CLOs, but rather has entered into a services agreement and a secondment agreement with BM Fuji pursuant to which AssuredIM provides certain services associated with the management of BM Fuji-advised CLOs and acts in the capacity of service provider, and

•the NAV of all funds and accounts other than CLOs, plus any unfunded commitments. Changes in NAV attributable to movements in fund value of certain private equity funds are reported on a quarter lag.

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

    The Company also uses several other measurements of AUM to understand and measure its AUM in more detail and for various purposes, including its relative position in the market and its income and income potential:

•“Third-party AUM” refers to the assets AssuredIM manages or advises on behalf of third-party investors. This includes current and former employee investments in AssuredIM Funds. For CLOs, this also includes CLO Equity that may be held by AssuredIM Funds.

•“Intercompany AUM” refers to the assets AssuredIM manages or advises on behalf of the Company. This includes investments from affiliates of Assured Guaranty along with general partners' investments of AssuredIM (or its affiliates) into the AssuredIM Funds.

•“Funded AUM” refers to assets that have been deployed or invested into the funds or CLOs.

•“Unfunded AUM” refers to unfunded capital commitments from closed-end funds and CLO warehouse funds.

•“Fee earning AUM” refers to assets where AssuredIM collects fees and has elected not to waive or rebate fees to investors.

•“Non-fee earning AUM” refers to assets where AssuredIM does not collect fees or has elected to waive or rebate fees to investors. AssuredIM reserves the right to waive some or all fees for certain investors, including investors affiliated with AssuredIM and/or the Company. Further, to the extent that the Company's wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance compensation earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by AssuredIM.

Rollforward of
Assets Under Management
Year Ended December 31, 2020

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2019	$12,758	$1,023	$—	$4,046	$17,827

Inflows-third party	837	761	20	—	1,618
Inflows-intercompany	535	372	350	—	1,257
Outflows:
Redemptions	—	—	—	—	—
Distributions	(370)	(723)	—	(2,241)	(3,334)
Total outflows	(370)	(723)	—	(2,241)	(3,334)
Net flows	1,002	410	370	(2,241)	(459)
Change in fund value	96	53	13	(182)	(20)
AUM, December 31, 2020	$13,856	$1,486	$383	$1,623	$17,348

Rollforward of
Assets Under Management
Year Ended December 31, 2019

	CLOs	Opportunity Funds	Wind-Down Funds	Total
	(in millions)
AUM, October 1, 2019 (1)	$11,844	$923	$5,528	$18,295

Inflows	977	165	—	1,142
Outflows:
Redemptions	—	—	(171)	(171)
Distributions	(92)	(43)	(1,126)	(1,261)
Total outflows	(92)	(43)	(1,297)	(1,432)
Net flows	885	122	(1,297)	(290)
Change in fund value	29	(22)	(185)	(178)
AUM, December 31, 2019	$12,758	$1,023	$4,046	$17,827

_____________________
(1)    October 1, 2019 represents the BlueMountain Acquisition Date.

Components of
Assets Under Management

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of December 31, 2020:
Funded AUM	$13,809	$992	$383	$1,601	$16,785
Unfunded AUM	47	494	—	22	563

Fee earning AUM	$10,248	$1,176	$383	$1,133	$12,940
Non-fee earning AUM	3,608	310	—	490	4,408

Intercompany AUM
Funded AUM	$405	$126	$362	$—	$893
Unfunded AUM	40	137	—	—	177

As of December 31, 2019:
Funded AUM	$12,721	$796	$—	$3,980	$17,497
Unfunded AUM	37	227	—	66	330

Fee earning AUM	$3,438	$695	$—	$3,838	$7,971
Non-fee earning AUM	9,320	328	—	208	9,856

Intercompany AUM
Funded AUM	$19	$58	$—	$—	$77
Unfunded AUM	30	84	—	—	114

CLO inflows of $1.4 billion, mainly consist of $802 million in new CLOs, and an IMA with the U.S. Insurance Subsidiaries to manage $300 million in CLO obligations. CLO AUM includes CLO Equity that is held by various AssuredIM Funds of $265 million as of December 31, 2020, and $536 million as of December 31, 2019. This CLO Equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM Funds. AssuredIM Funds sold CLO Equity, which contributed to the increase in fee-earning AUM from $7,971 million as of December 31, 2019 to $12,940 million as of December 31, 2020.

Opportunity Funds inflows of $1.1 billion in 2020 include the launch of new healthcare strategy, that raised $910 million in new AUM, including $175 million from the U.S. Insurance Subsidiaries.

Liquid strategy inflows were $370 million, consisting of the launch of a municipal bond fund of $120 million (including $100 million of capital from the U.S. Insurance Subsidiaries), and a $250 million IMA with the U.S. Insurance Subsidiaries to manage a portfolio of municipal obligations.

Total outflows of $3.3 billion for 2020, were mainly driven by the return of capital in wind-down funds, which include certain funds that are in their harvest period.

Corporate Division Results

Corporate Results

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues
Net investment income	$2	$4	$6
Loss on extinguishment of debt (1)	(5)	(1)	(34)
Other income (loss)	12	—	—
Total revenues	9	3	(28)
Expenses
Interest expense	95	94	97
Employee compensation and benefit expenses	18	17	18
Other operating expenses	19	22	14
Total expenses	132	133	129
Equity in earnings of investees	(6)	—	—
Adjusted operating income (loss) before income taxes	(129)	(130)	(157)
Provision (benefit) for income taxes	(18)	(19)	(61)
Adjusted operating income (loss)	$(111)	$(111)	$(96)
_____________________
(1)    Included in other income (loss) on the consolidated statements of operations.

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

Other income in 2020 related to a benefit recognized by the Company in connection with the separation of the former Chief Investment Officer and Head of Asset Management.

Interest expense relates to debt issued by the U.S. Holding Companies. Intersegment interest expense of $10 million in 2020, related primarily to the $250 million AGUS debt to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition. Intersegment interest expense was $5 million in 2019. See Item 8, Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities, for additional information.

    Compensation and benefits expenses allocated to the Corporate division are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

Equity in earnings of investees was a loss in 2020 due to a write down of AGUS' investment in an investment firm that provides investment banking services in the global infrastructure sector.

Other

    Other primarily consists of intersegment eliminations, reclassifications of reimbursable fund expenses, and consolidation adjustments, including the effect of consolidating FG VIEs and certain AssuredIM investment vehicles. The net effect on adjusted operating income (loss) of these items is presented in the table below. See Item 8, Financial Statements and Supplementary Data, Note 3, Segment Information.

VIE Consolidation Effect on
Net Income (Loss) Attributable to AGL

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Effect of consolidating:
FG VIEs	$(14)	$—	$(4)
Investment vehicles	2	—	—
VIE consolidation effect	$(12)	$—	$(4)

    The types of VIEs the Company consolidates when it is deemed to be the primary beneficiary primarily include (1) entities whose debt obligations the insurance subsidiaries insure, and (2) investment vehicles such as collateralized financing entities and AssuredIM Funds. The Company eliminates the effects of intercompany transactions between its consolidated VIEs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

    Generally, the consolidation of the AssuredIM investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The majority of the economic interest the Company holds in consolidated funds is held by the insurance subsidiaries and presented in the Insurance segment. The ownership interests of the Company's consolidated funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable noncontrolling interests in the Company's consolidated financial statements. See Item 8, Financial Statements and Supplementary Data, Note 10, Variable Interest Entities, for additional information.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
To Adjusted Operating Income (Loss)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss) attributable to AGL	$362	$402	$521
Less pre-tax adjustments:
Realized gains (losses) on investments	18	22	(32)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	65	(10)	101
Fair value gains (losses) on CCS (1)	(1)	(22)	14
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	22	(32)
Total pre-tax adjustments	124	12	51
Less tax effect on pre-tax adjustments	(18)	(1)	(12)
Adjusted operating income (loss)	$256	$391	$482
___________________
(1)Presented in other income (loss) on the consolidated statements of operations.

    Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Gross realized gains on available-for-sale securities	$42	$63	$20
Gross realized losses on available-for-sale securities	(11)	(5)	(12)
Net realized gains (losses) on other invested assets	4	(1)	(1)
Credit impairments	(17)	(35)	(39)
Net realized investment gains (losses)	$18	$22	$(32)

Gross realized gains in 2020 and 2019 mainly related to the sale of fixed-maturity securities to fund share repurchases, dividends and claim payments. Gross realized gains in 2019 also included the sale of the notes received pursuant to the implementation of the plan of adjustment for COFINA.

    Credit impairment for 2020 was related primarily to an increase in the allowance for credit loss on loss mitigation securities, which were affected by the shut-downs due to COVID-19 pandemic restrictions. Credit impairment in 2019 was primarily attributable to securities purchased for loss mitigation and other risk management purposes and changes in foreign exchange rates.

    Non-Credit Impairment Unrealized Fair Value Gains (Losses) on Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company's own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates, and other market factors. The components of changes in fair value of credit derivatives related to credit derivative revenues and changes in expected losses are included in Insurance segment results. Non-economic changes in unrealized fair value gains and losses on credit derivatives are not included in the Insurance segment measure of adjusted operating income because they do not represent actual claims or expected losses and are expected to reverse to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market over the since 2009 and, as of December 31, 2020, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 8, Financial Statements and Supplementary Data, Note 11, Fair Value Measurement, for additional information.

    During 2020, non-credit impairment unrealized fair value gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased. Some of the unrealized fair value gains from the increased cost to buy protection on AGC was limited by certain transactions reaching their floor levels. As of December 31, 2020, approximately 51% of the fair value of CDS contracts was related to transactions that had reached their floors, which consisted of two transactions with $2.4 billion in net par outstanding.

    During 2019, non-credit impairment unrealized fair value losses were generated primarily as a result of decreased market cost to buy protection in AGC’s name during the period, partially offset by price improvements on the underlying collateral of the Company's CDS.

Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in 2020 were primarily due to a steep reduction in LIBOR, which was partially offset by widened market spreads. Fair value losses on CCS in 2019 were primarily due to a tightening in market spreads during the year. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market spread and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

    Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all years primarily relate to remeasurement of long-dated premiums receivables, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the euro and pound sterling relative to the U.S. dollar.

Non-GAAP Financial Measures

The Company discloses both (a) financial measures determined in accordance with GAAP and (b) financial measures not determined in accordance with GAAP (non-GAAP financial measures). Financial measures identified as non-GAAP should not be considered substitutes for GAAP financial measures. The primary limitation of non-GAAP financial measures is the potential lack of comparability to financial measures of other companies, whose definitions of non-GAAP financial measures may differ from those of the Company.

    The Company believes its presentation of non-GAAP financial measures provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and for investors, analysts and the financial news media to evaluate Assured Guaranty’s financial results.

GAAP requires the Company to consolidate:

•certain FG VIEs, which the Company does not own and where its exposure is limited to its obligation under the financial guaranty insurance contract, and
•certain investment vehicles for which the Company is deemed the primary beneficiary.

The Company provides the effect of VIE consolidation that is embedded in each non-GAAP financial measure, as applicable. The Company believes this information may also be useful to analysts and investors evaluating Assured Guaranty's financial results. In the case of both the consolidated FG VIEs and the CIVs, the economic effect of each of the consolidated FG VIEs and CIVs is reflected primarily in the results of the Insurance segment.

Management and the Board of Directors use non-GAAP financial measures further adjusted to remove the effect of VIE consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses core financial measures in its decision-making process for and in its calculation of certain components of management compensation. The core financial measures that the Company uses to help determine compensation are: (1) adjusted operating income, further adjusted to remove the effect of VIE consolidation, (2) adjusted operating shareholders' equity, further adjusted to remove the effect of VIE consolidation, (3) growth in adjusted book value per share, further adjusted to remove the effect of VIE consolidation, and (4) PVP.

    Management believes that many investors, analysts and financial news reporters use adjusted operating shareholders’ equity and/or adjusted book value, each further adjusted to remove the effect of VIE consolidation, as the principal financial measures for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Management also believes that many of the Company’s fixed income investors also use adjusted operating shareholders' equity, further adjusted to remove the effect of VIE consolidation to evaluate the Company’s capital adequacy.
Adjusted operating income, further adjusted for the effect of VIE consolidation enables investors and analysts to evaluate the Company’s financial results in comparison with the consensus analyst estimates distributed publicly by financial databases.

In 2020, the Company changed the discount rate used in the calculation of PVP and net present value of estimated future net revenues, which is a component of adjusted book value. Beginning in 2020, the Company sets its discount rate for the year as the approximate average pre-tax fixed book yield of fixed-maturity securities purchased in the prior calendar year, excluding loss mitigation bonds. In prior periods the discount rate was a constant 6% discount rate. The Company made these changes and recast prior periods to better reflect the then current interest rate environment. The reconciliation tables of GAAP to non-GAAP financial measures for PVP and adjusted book value indicate the new discount rate for each relevant period. The following paragraphs define each non-GAAP financial measure disclosed by the Company and describe why it is useful. To the extent there is a directly comparable GAAP financial measure, a reconciliation of the non-GAAP financial measure and the most directly comparable GAAP financial measure is presented below.

Adjusted Operating Income

Management believes that adjusted operating income is a useful measure because it clarifies the understanding of the operating results of the Company. Adjusted operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

See “— Results of Operations by Segment — Reconciliation to GAAP”, for a reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

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

Reconciliation of Shareholders’ Equity Attributable to AGL
To Adjusted Book Value (1)

	As of December 31, 2020		As of December 31, 2019
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,643	$85.66	$6,639	$71.18
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	9	0.12	(56)	(0.60)
Fair value gains (losses) on CCS	52	0.66	52	0.56
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	611	7.89	486	5.21
Less taxes	(116)	(1.50)	(89)	(0.95)
Adjusted operating shareholders’ equity	6,087	78.49	6,246	66.96
Pre-tax adjustments:
Less: Deferred acquisition costs	119	1.54	111	1.19
Plus: Net present value of estimated net future revenue	182	2.35	206	2.20
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,355	43.27	3,296	35.34
Plus taxes	(597)	(7.70)	(590)	(6.32)
Adjusted book value	$8,908	$114.87	$9,047	$96.99

Gain (loss) related to VIE consolidation included in adjusted operating shareholders' equity (net of tax provision of $0 and $2)	$2	$0.03	$7	$0.07

Gain (loss) related to VIE consolidation included in adjusted book value (net of tax benefit of $2 and $1)	$(8)	$(0.10)	$(4)	$(0.05)
___________________
(1)    The discount rate used for net present value of estimated net future revenues as of December 31, 2020 is 3%. The prior period has been recast to present the net present value of net future revenues discounted at 3% instead of 6%.

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

Future installment premiums are discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than loss mitigation securities. The discount rate is recalculated annually and updated as necessary. Net present value of estimated future revenue for an obligation may change from period to period due to a change in the discount rate or due to a change in estimated net future revenue for the obligation, which may change due to changes in foreign exchange rates, prepayment speeds, terminations, credit defaults or other factors that affect par outstanding or the ultimate maturity of an obligation. There is no corresponding GAAP financial measure.

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

Future installment premiums are discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than loss mitigation securities. The discount rate is recalculated annually and updated as necessary. Under GAAP, financial guaranty installment premiums are discounted at a risk-free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction.

Actual installment premiums may differ from those estimated in the Company's PVP calculation due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP (1)

	Year Ended December 31, 2020
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$294	$142	$18	$—	$454
Less: Installment GWP and other GAAP adjustments (2)	33	141	17	—	191
Upfront GWP	261	1	1	—	263
Plus: Installment premium PVP	31	81	13	2	127
PVP	$292	$82	$14	$2	$390

	Year Ended December 31, 2019
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$198	$417	$57	$5	$677
Less: Installment GWP and other GAAP adjustments (2)	(3)	417	55	—	469
Upfront GWP	201	—	2	5	208
Plus: Installment premium PVP	—	308	51	2	361
PVP	$201	$308	$53	$7	$569

	Year Ended December 31, 2018
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$320	$115	$167	$10	$612
Less: Installment GWP and other GAAP adjustments (2)	34	75	9	1	119
Upfront GWP	286	40	158	9	493
Plus: Installment premium PVP (3)	116	76	9	3	204
PVP	$402	$116	$167	$12	$697
_____________
(1)    The discount rate used for PVP as of December 31, 2020 is 3%. The prior periods have been recast to present PVP discounted at 3% instead of 6%.
(2)    Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, and other GAAP adjustments.
(3)     Includes PVP of credit derivatives assumed in the SGI Transaction.

Insured Portfolio

Financial Guaranty Exposure

The following tables present information in respect of the financial guaranty insured portfolio to supplement the disclosures and discussion provided in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure.

The following table presents the financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation), along with each sector's average rating.

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2020		As of December 31, 2019
Sector	Net Par Outstanding	Average Internal Rating	Net Par Outstanding	Average Internal Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$72,268	A-	$73,467	A-
Tax backed	34,800	A-	37,047	A-
Municipal utilities	25,275	A-	26,195	A-
Transportation	15,179	BBB+	16,209	BBB+
Healthcare	8,691	BBB+	7,148	A-
Higher education	6,127	A-	5,916	A-
Infrastructure finance	5,843	A-	5,429	A-
Housing revenue	1,149	BBB	1,321	BBB+
Investor-owned utilities	644	A-	655	A-
Renewable energy	204	A-	210	A-
Other public finance—U.S.	1,417	A-	1,890	A-
Total public finance—U.S.	171,597	A-	175,487	A-
Non-U.S.:
Regulated utilities	19,370	BBB+	18,995	BBB+
Infrastructure finance	17,819	BBB	17,952	BBB
Sovereign and sub-sovereign	11,682	A+	11,341	A+
Renewable energy	2,708	A-	1,555	A
Pooled infrastructure	1,449	AAA	1,416	AAA
Total public finance—non-U.S.	53,028	A-	51,259	A-
Total public finance	224,625	A-	226,746	A-
Structured finance:
U.S.:
RMBS	2,990	BBB-	3,546	BBB-
Life insurance transactions	2,581	AA-	1,776	AA-
Pooled corporate obligations	1,193	AA	1,401	AA-
Financial products	820	AA-	1,019	AA-
Consumer receivables	768	A-	962	A-
Other structured finance—U.S.	600	A-	596	BBB+
Total structured finance—U.S.	8,952	A	9,300	A-
Non-U.S.:
RMBS	357	A	427	A
Pooled corporate obligations	—	—	55	BB+
Other structured finance	219	A+	279	A+
Total structured finance—non-U.S.	576	A	761	A
Total structured finance	9,528	A	10,061	A-
Total net par outstanding	$234,153	A-	$236,807	A-

    Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of December 31, 2020 and 2019 was $5.6 billion and $6.6 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $91 million and $105 million as of December 31, 2020 and December 31, 2019, respectively.

The tables below show the Company's ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2020:

Ten Largest U.S. Public Finance Exposures
by Revenue Source
As of December 31, 2020

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$3,844	2.2%	BBB
New York Metropolitan Transportation Authority	1,852	1.1	A-
Pennsylvania (Commonwealth of)	1,852	1.1	A-
Illinois (State of)	1,705	1.0	BBB-
Puerto Rico Highways & Transportation Authority	1,310	0.8	CCC
Puerto Rico, General Obligation, Appropriations and Guarantees of the Commonwealth	1,262	0.7	CCC
North Texas Tollway Authority	1,156	0.7	A
Metro Washington Airports Authority (Dulles Toll Road)	1,082	0.6	BBB
Foothill/Eastern Transportation Corridor Agency, California	1,017	0.6	BBB
Suffolk County, New York	985	0.6	BBB
Total of top ten U.S. public finance exposures	$16,065	9.4%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2020

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Securitization	$1,000	11.2%	AA
Private US Insurance Securitization	500	5.6	AA-
Private US Insurance Securitization	394	4.4	AA-
Private US Insurance Securitization	364	4.1	AA-
SLM Student Loan Trust 2007-A	342	3.8	A+
Fortress Credit Opportunities VII CLO Limited	257	2.9	AA-
ABPCI Direct Lending Fund CLO I Ltd	208	2.3	A
Option One 2007-FXD2	158	1.8	CCC
Soundview 2007-WMC1	153	1.7	CCC
SLM Student Loan Trust 2006-C	148	1.6	AA-
Total of top ten U.S. structured finance exposures	$3,524	39.4%

Ten Largest Non-U.S. Exposures
As of December 31, 2020

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Southern Water Services Limited	United Kingdom	$2,857	5.3%	BBB
Thames Water Utility Finance PLC	United Kingdom	1,986	3.7	BBB
Quebec Province	Canada	1,927	3.6	A+
Southern Gas Networks PLC	United Kingdom	1,851	3.4	BBB
Dwr Cymru Financing Limited (Welsh Water Plc)	United Kingdom	1,718	3.2	A-
Societe des Autoroutes du Nord et de l'Est de France S.A.	France	1,640	3.1	BBB+
Anglian Water Services Financing PLC	United Kingdom	1,565	2.9	A-
National Grid Gas PLC	United Kingdom	1,376	2.6	BBB+
British Broadcasting Corporation (BBC)	United Kingdom	1,297	2.4	A+
Channel Link Enterprises Finance PLC	France, United Kingdom	1,278	2.4	BBB
Total of top ten non-U.S. exposures		$17,495	32.6%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following tables set forth the distribution of the Company's portfolio by original size of the Company's exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2020

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	12,029	$32,178	14.3%
$10 through $50 million	3,636	61,197	27.2
$50 through $100 million	623	34,572	15.4
$100 million to $200 million	307	33,358	14.9
$200 million or greater	230	63,320	28.2
Total	16,825	$224,625	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2020

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	120	$95	1.0%
$10 through $50 million	150	930	9.8
$50 through $100 million	45	918	9.6
$100 million to $200 million	66	2,182	22.9
$200 million or greater	88	5,403	56.7
Total	469	$9,528	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of December 31, 2020, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

    The Company groups its Puerto Rico exposure into three categories:

•Constitutionally Guaranteed.
•     Public Corporations – Certain Revenues Potentially Subject to Clawback.
•     Other Public Corporations.

    The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussion provided in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure.

Exposure to Puerto Rico
By Company
As of December 31, 2020

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$574	$185	$353	$—	$1,112	$1,150
Puerto Rico Public Buildings Authority (PBA) (2)	2	134	—	(2)	134	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue) (2)	244	472	180	(79)	817	817
PRHTA (Highway revenue) (2)	399	63	31	—	493	493
Puerto Rico Convention Center District Authority (PRCCDA)	—	152	—	—	152	152
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Other Public Corporations
PREPA (2)	489	71	216	—	776	787
MFA	151	23	49	—	223	232
PRASA and U of PR	—	2	—	—	2	2
Total exposure to Puerto Rico	$1,859	$1,117	$830	$(81)	$3,725	$3,789
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

Amortization Schedule
of Net Par of Puerto Rico
As of December 31, 2020

	Scheduled Net Par Amortization
	2021 Q1	2021 Q2	2021 Q3	2021 Q4	2022	2023	2024	2025	2026 -2030	2031 -2035	2036 -2040	2041 -2042	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$—	$—	$16	$—	$37	$14	$73	$68	$268	$491	$145	$—	$1,112
PBA	—	—	12	—	—	7	—	6	54	38	17	—	134
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	—	—	18	—	28	33	4	29	167	242	251	45	817
PRHTA (Highway revenue)	—	—	35	—	40	32	32	34	40	227	53	—	493
PRCCDA	—	—	—	—	—	—	—	—	19	104	29	—	152
PRIFA	—	—	—	—	—	2	—	—	—	—	10	4	16
Other Public Corporations
PREPA	—	—	28	—	28	95	93	68	362	102	—	—	776
MFA	—	—	43	—	43	23	19	18	77	—	—	—	223
PRASA and U of PR	—	—	—	—	—	—	1	—	—	1	—	—	2
Total	$—	$—	$152	$—	$176	$206	$222	$223	$987	$1,205	$505	$49	$3,725

Amortization Schedule
of Net Debt Service of Puerto Rico
As of December 31, 2020

	Scheduled Net Debt Service Amortization
	2021 Q1	2021 Q2	2021 Q3	2021 Q4	2022	2023	2024	2025	2026 -2030	2031 -2035	2036 -2040	2041 -2042	Total
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds	$29	$—	$45	$—	$94	$70	$128	$119	$480	$623	$159	$—	$1,747
PBA	4	—	16	—	7	13	6	13	70	49	18	—	196
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue)	21	—	40	—	69	73	42	67	334	367	300	47	1,360
PRHTA (Highway revenue)	13	—	48	—	64	54	53	53	123	277	55	—	740
PRCCDA	3	—	3	—	7	7	7	7	51	127	31	—	243
PRIFA	—	—	—	—	1	3	1	1	4	3	13	4	30
Other Public Corporations
PREPA	16	3	43	3	62	128	122	91	427	110	—	—	1,005
MFA	6	—	49	—	52	29	24	22	86	—	—	—	268
PRASA and U of PR	—	—	—	—	—	—	1	—	—	1	—	—	2
Total	$92	$3	$244	$3	$356	$377	$384	$373	$1,575	$1,557	$576	$51	$5,591

Financial Guaranty Exposure to U.S. Residential Mortgage-Backed Securities

    The following tables present information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure, and Note 5, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 1.3% of the total net par outstanding, and BIG U.S. RMBS represent 18.6% of total BIG net par outstanding as of December 31, 2020.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2020

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$16	$17	$—	$491	$33	$557
2005	38	183	20	207	101	549
2006	36	35	2	170	179	422
2007	—	285	23	877	238	1,423
2008	—	—	—	39	—	39
Total exposures	$90	$520	$45	$1,784	$551	$2,990

Exposures rated BIG	$53	$288	$21	$949	$169	$1,480

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends from their operating subsidiaries (see Insurance Subsidiaries, Distributions From Insurance Subsidiaries below for a description of dividend restrictions) and their access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:

•interest on debt issued by AGUS and AGMH,
•dividends on AGL's common shares, and
•the payment of operating expenses.

AGL and its U.S. Holding Companies may also require liquidity to:

•make capital investments in their operating subsidiaries,
•fund acquisitions of new businesses,
•purchase the Company's outstanding debt, or
•in the case of AGL, to repurchase its common shares pursuant to its share repurchase authorization.

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

Long-Term Debt Obligations

    The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Item 8, Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities, and Guarantor and U.S. Holding Companies' Summarized Financial Information, below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of December 31,
			2020	2019
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	500	500
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38% (1)	2066	150	150
AGUS long-term debt subtotal			850	850
AGUS - intercompany loans from insurance subsidiaries
AGC/AGM/MAC	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00% (1)	2023	30	40
AGUS intercompany loans subtotal			280	290
Total AGUS			1,130	1,140
AGMH
67/8% Senior Notes	6.88%	2101	100	100
6.25% Senior Notes	6.25%	2102	230	230
5.6% Senior Notes	5.60%	2103	100	100
Junior Subordinated Debentures	1 Month LIBOR +2.215% (1)	2066	300	300
Total AGMH			730	730
AGMH's long-term debt purchased by AGUS			(154)	(131)
U.S. Holding Company debt			$1,706	$1,739

Interest Paid
on Long-Term Debt and Intercompany Loans

	Interest Paid
	Year Ended December 31,
	2020	2019	2018
	(in millions)
AGUS - long-term debt	$44	$46	$58
AGUS - intercompany loans	10	3	3
Total AGUS	54	49	61
AGMH - long-term debt	46	46	46
AGMH's long-term debt purchased by AGUS (1)	(9)	(8)	(5)
U.S. Holding Company debt	$91	$87	$102
 ____________________
(1)    Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS. Loss on extinguishment of debt was $5 million in 2020, $1 million in 2019 and $34 million in 2018.

The Series A Enhanced Junior Subordinated Debentures and the Junior Subordinated Debentures pay interest based on LIBOR. The continuation of LIBOR on the current basis will not be guaranteed after June 23, 2020. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Operational Risks in Part 1, Item 1A, Risk Factors.

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

Guarantor and U.S. Holding Companies' Summarized Financial Information

AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by the U.S. Holding Companies, and the $450 million aggregate principal amount of junior subordinated debentures issued by the U.S. Holding Companies, in each case, as described above. The following tables include summarized financial information for AGL and the U.S. Holding Companies, excluding their investments in subsidiaries. See the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under Part II, Item 8, Financial Statements and Supplementary Data, Note 25, Subsidiary Information, for prior period information.

	As of December 31, 2020
	AGL	U.S. Holding Companies
	(in millions)
Assets
Investments and cash (1)	$190	$123
Receivables from affiliates (2)	36	—
Receivable from U.S. Holding Companies	—	—
Other assets	2	50
Liabilities
Long term debt	—	1,221
Loans payable to affiliate	—	280
Payable to affiliates (2)	10	5
Payable to AGL	—	—
Other liabilities	7	151
____________________
(1)    As of December 31, 2020 and December 31, 2019, weighted average duration of U.S. Holding Companies' fixed-maturity securities (excluding AGUS' investment in AGMH's debt) was 1.6 years and 4.4 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Year Ended December 31, 2020
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	$9

Interest expense	—	95
Other expenses	34	3

Income (loss) before provision for income taxes	(34)	(89)
Equity in earnings of investees	—	(6)
Net income (loss)	(34)	(77)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Significant Cash Flow Items

	Year Ended December 31, 2020
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries	$547	$433
Interest on intercompany loans	—	(10)
Interest paid (1)	—	(81)
Return of capital from subsidiaries	—	9
Investments in subsidiaries	—	(39)
BlueMountain acquisition	—	—
Issuance of debt to subsidiaries	—	—
Dividends paid to AGL	—	(444)
Repayment of intercompany loans	—	(10)
Dividends paid	(69)	—
Repurchases of common shares (2)	(446)	—
____________________
(1)    See “Long-Term Debt Obligations” above for interest paid by subsidiary.
(2)     See Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders' Equity, for additional information about share repurchases and authorizations.

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

    For more information, see also Item 8. Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities.

External Financing

    From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company.

Insurance Subsidiaries

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to AGL, AGUS and/or AGMH, as applicable,
•reinsurance premiums,
•principal of and, interest on, surplus notes,where applicable, and
•capital investments in their own subsidiaries, where appropriate.

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

Financial Guaranty Policies

Insurance policies issued provide, in general, that payments of principal, interest and other amounts insured may not be accelerated by the holder of the obligation. Amounts paid by the Company therefore are typically in accordance with the obligation’s original payment schedule, unless the Company accelerates such payment schedule, at its sole option. Premiums received on financial guaranty contracts are paid either upfront or in installments over the life of the insured obligations.

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. Direct and indirect consequences of COVID-19 are continuing to cause financial distress to many of the obligors and assets underlying obligations guaranteed by the Company, and may result in further increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it, and the effectiveness and acceptance of vaccines for it, remain unknown, so the Company cannot predict the ultimate size of any increases in claims that may result from the pandemic.

In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.7 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure, Note 5, Expected Loss to be Paid (Recovered) and Item 7, Management Discussion and Analysis, Insured Portfolio.

The following table presents estimated probability weighted expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs, as of December 31, 2020. This amount is not reduced for cessions under reinsurance contracts or recoveries attributable to loss mitigation securities. This amount includes any benefit anticipated from excess spread or other recoveries within the contracts but do not reflect any benefit for recoveries under breaches of R&W. This amount also excludes estimated recoveries related to past claims paid for policies in the public finance sector.

Estimated Expected Claim Payments
(Undiscounted)

As of December 31, 2020
(in millions)
Less than 1 year	$251
1-3 years	503
3-5 years	46
More than 5 years	1,700
Total (1)	$2,500

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $640 million as of December 31, 2020. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of December 31, 2020, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $98 million of CDS insured by the Company requires the Company to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of December 31, 2020, AGC did not have to post collateral to satisfy these requirements and the maximum posting requirement was $98 million.

Distributions From Insurance Subsidiaries

    The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies' liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Dividend restrictions applicable to the insurance subsidiaries are described in Item 8, Financial Statements and Supplementary Data, Note 17, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2021 for AGM (as subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $277 million, of which approximately $82 million is estimated to be available for distribution in the first quarter of 2021.

•The maximum amount available during 2021 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $94 million, of which approximately $13 million is available for distribution in the first quarter of 2021.

•The maximum amount available during 2021 for MAC to distribute as dividends to MAC Holdings (which is a subsidiary of AGM, AGC and MAC) without regulatory approval is estimated to be approximately $17 million, none of which is available for distribution in the first quarter of 2021. See "— Executive Summary — Other Matters, MAC Merger", above.

•Based on the applicable law and regulations, in 2021 AG Re (a subsidiary of AGL) has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $257 million as of December 31, 2020. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $227 million as of December 31, 2020, and (ii) the amount of statutory surplus, which as of December 31, 2020 was $169 million.

•Based on the applicable law and regulations, in 2021 AGRO (an indirect subsidiary of AGRe) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $107 million as of December 31, 2020. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $408 million as of December 31, 2020, and (ii) the amount of Statutory surplus, which as of December 31, 2020 was $292 million.

Distributions From / Contributions To
Insurance Company Subsidiaries

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Dividends paid by AGC to AGUS	$166	$123	$133
Dividends paid by AGM to AGMH	267	220	171
Dividends paid by AG Re to AGL (1)	150	275	125
Dividends paid by MAC to MAC Holdings (2)	20	105	27
Repurchase of common stock by AGC from AGUS	—	100	200
Dividends from AGUK to AGM (3)	124	—	—
Contributions from AGM to AGE (3)	(123)	—	—
____________________
(1)    The 2020 amount included fixed-maturity securities with a fair value of $47 million.
(2)    MAC Holdings distributed substantially all amounts to AGM and AGC, in proportion to their ownership percentages.
(3)    In 2020, the dividend paid to from AGUK to AGM was contributed by AGM to AGE.

Ratings Impact on Financial Guaranty Liquidity

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. See Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance.

Committed Capital Securities

    Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing each of AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company is not the primary beneficiary of the trusts and therefore the trusts are not consolidated in Assured Guaranty's financial statements.

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

Changes in interest rates affect the value of the Company’s fixed-maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of high-quality, liquid instruments. Other invested assets includes interest in AssuredIM Funds, and other alternative investments. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 8, Financial Statements and Supplementary Data, Note 11, Fair Value Measurement and Note 9, Investments and Cash.

The disruption in the financial markets related to COVID-19 has contributed to credit impairment losses on certain loss mitigation securities in the investment portfolio, which are recognized in the consolidated statements of operations. The disruption in the financial markets caused by COVID-19 had contributed to unrealized losses in the investment portfolio in the first quarter of 2020, which have since reversed. Realized and unrealized losses in the Company’s investment portfolio impact its U.S GAAP financial statements. Credit impairment losses also impact its capital as measured by insurance regulators and rating agencies.

Investment Portfolio
Carrying Value

	As of December 31,
	2020	2019
	(in millions)
Fixed-maturity securities:	$8,773	$8,854
Short-term investments	851	1,268
Other invested assets	214	118
Total	$9,838	$10,240

The Company’s fixed-maturity securities and short-term investments had a duration of 4.3 years and 4.1 years as of December 31, 2020 and December 31, 2019, respectively. Generally, the Company’s fixed-maturity securities are designated as available-for-sale.

Fixed-Maturity Securities By Contractual Maturity

The amortized cost and estimated fair value of the Company’s available-for-sale fixed-maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2020

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$354	$361
Due after one year through five years	1,617	1,741
Due after five years through 10 years	1,936	2,049
Due after 10 years	3,368	3,669
Mortgage-backed securities:
RMBS	571	566
CMBS	358	387
Total	$8,204	$8,773

Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2020 and December 31, 2019. Ratings reflect the lower of Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

 Distribution of
Fixed-Maturity Securities by Rating

Rating	As of December 31, 2020	As of December 31, 2019
AAA	15.5%	16.2%
AA	38.3	45.1
A	25.4	21.2
BBB	12.0	8.2
BIG (1)	8.1	8.6
Not rated	0.7	0.7
Total	100.0%	100.0%
____________________
(1)    Includes primarily loss mitigation and other risk management assets. See Item 8, Financial Statements and Supplementary Data, Note 9, Investments and Cash, for additional information.

Other Invested Assets

Other invested assets primarily consist of equity method investments, including investments in renewable and clean energy and a private equity fund. Other invested assets also includes certain of the Company's investments in AssuredIM Funds that are not consolidated. See Item. 8, Financial Statements and Supplementary Data, Note 10, Variable Interest Entities.

The Insurance segment accounts for AGAS’s percentage ownership of AssuredIM Funds as equity method investments with changes in NAV presented in the Insurance segment adjusted operating income. The fair value of the AssuredIM Funds in which AGAS invests was $345 million as of December 31, 2020. See Commitments below.

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $262 million and $280 million, as of December 31, 2020 and December 31, 2019, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,511 million and $1,502 million, based on fair value as of December 31, 2020 and December 31, 2019, respectively.

Commitments

The Company's other invested assets primarily consist of equity method investments, including investments in renewable and clean energy and a private equity fund. Other invested assets also includes certain of the Company's investments in AssuredIM Funds that are not consolidated. The Company agreed to purchase up to $125 million of limited partnership interests in these and other similar investments, of which $104 million was not yet funded as of December 31, 2020.

The Company is authorized to invest up to $750 million in AssuredIM Funds, of which $493 million has been committed, including $177 million that has yet to be funded as of December 31, 2020.

AssuredIM

Sources and Uses of Funds

    AssuredIM's sources of liquidity are (1) net working capital, (2) cash from operations, including management and performance fees (which are unpredictable as to amount and timing), and (3) capital contributions from AGUS (in the first quarter of 2020 $30 million had been contributed to supplement working capital). As of December 31, 2020, the AssuredIM had $12 million in cash.

AssuredIM's liquidity needs primarily include (1) paying operating expenses including compensation, (2) paying dividends or other distributions to AGUS, and (3) capital to support growth and expansion of the asset management business. In 2020, AssuredIM distributed $8.8 million to AGUS to fund AGUS's interest payment on its intercompany debt to the insurance subsidiaries. That debt was incurred in October 2019 to fund the BlueMountain Acquisition.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, London, Paris, and other locations with various lease terms. See Note 19, Leases and Commitments and Contingencies, in Item 8, Financial Statements and Supplementary Data, for a table of minimum lease obligations and other lease committments.

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

•Investment Vehicles. The primary sources and uses of cash in the CIVs are raising capital from investors, using capital to make investments, generating cash income from its investments, paying expenses, distributing cash flow to investors and issuing debt or borrowing funds to finance investments (CLOs and warehouses).

See Item 8, Financial Statements and Supplementary Data, Note 10, Variable Interest Entities, for additional information.

Credit Facilities of CIVs

On August 26, 2020, BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) and AssuredIM, as borrowers, entered into a credit facility with counterparties, pursuant to which EUR 2021-1 and AssuredIM may borrow for purposes of purchasing loans during the CLO warehouse stage. Under the EUR 2021-1 credit facility, the principal amount may not exceed €140 million (which was equivalent to $171 million as of December 31, 2020). The current available commitment is determined by an advance rate of 70% based on the amount of equity contributed to the warehouse. Based on the current advance rate and amount of equity contributed, the available commitment for EUR 2021-1 as of December 31, 2020 was €21 million (or $26 million). As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under this facility by EUR 2021-1 and AssuredIM, respectively. The ramp up period under the credit facility terminates on August 26, 2021 and the final maturity date is August 25, 2022. During the ramp up period the unpaid principal amounts will bear interest at a rate of 3-month Euribor plus 170 bps. Thereafter the interest rate increases by 50 bps per quarter until maturity. Accrued interest on all loans will be paid on the last day of the ramp up period or the closing date of the CLO, whichever is earlier, and then quarterly thereafter until maturity, or upon the payment in full by the borrower of all secured obligations, or upon CLO closing, whichever is earlier.

The warehouse was in compliance with all financial covenants as of December 31, 2020.

Consolidated Cash Flows

    The consolidated statements of cash flow include the cash flows of the Insurance and Asset Management subsidiaries and holding companies as well as the cash flows of the consolidated FG VIEs and, beginning October 1, 2019, the CIVs.

Consolidated Cash Flow Summary

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net cash flows provided by (used in) operating activities before effect of VIE consolidation	$67	$(255)	$451
Effect of VIE consolidation (1)	(920)	(254)	11
Net cash flows provided by (used in) operating activities	(853)	(509)	462

Net cash flows provided by (used in) investing activities before effect of VIE consolidation	478	1,055	192
Acquisitions, net of cash acquired	—	(145)	—
Effect of VIE consolidation (1)	310	259	105
Net cash flows provided by (used in) investing activities	788	1,169	297

Net cash flows provided by (used in) financing activities before effect of VIE consolidation
Dividends paid	(69)	(74)	(71)
Repurchases of common shares	(446)	(500)	(500)
Repurchase of debt	(21)	(3)	(100)
Other	(11)	(16)	(8)
Effect of VIE consolidation (1)	730	9	(116)
Net cash flows provided by (used in) financing activities (2)	183	(584)	(795)

Effect of exchange rate changes	(3)	3	(4)
Cash and restricted cash at beginning of period	183	104	144
Total cash and restricted cash at the end of the period	$298	$183	$104
____________________
(1)     VIE consolidation includes the effects of FG VIEs and, for 2020 and 2019, CIVs.
(2)    Claims paid on consolidated FG VIEs are presented in the consolidated cash flow statements as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operations, excluding the effect of consolidating VIEs, was an inflow of $67 million in 2020 and an outflow of $255 million in 2019. The increase in cash inflows during 2020 was primarily due to larger claim payments in 2019 mainly due to an approximately $273 million settlement of COFINA exposures, a $108 million increase in gross premiums received (net of commissions) in 2020, as well as cash received as part of a commutation agreement in 2020, offset in part by cash outflows for AssuredIM in 2020. Cash flows from operations attributable to the effect of VIE consolidation was negative in 2020 and 2019 due to the inclusion of investing activities of CIVs, which included cash outflows for purchases of investments offset by sales of investments.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, paydowns on FG VIEs’ assets and, in 2019, outflows for the BlueMountain Acquisition. The decrease in investing cash inflows was mainly attributable to sales of securities to fund share repurchases and, in first quarter of 2019, the COFINA claim payment.

Financing activities primarily consisted of share repurchases, dividends, debt extinguishment and paydowns of FG
VIEs’ liabilities. In 2020 and 2019 financing activities also included issuances of CLOs, bank borrowings and repayments, and contributions from and distributions to minority interest holders into consolidated investment funds.

From January 1, 2021 through February 25, 2021, the Company repurchased an additional 1.4 million common shares. As of February 25, 2021, the Company was authorized to repurchase $202 million of its common shares. For more information about the Company's share repurchases and authorizations, see Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders' Equity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to factors that affect the overall performance of the financial markets or movements in market prices. The Company's primary market risk exposures include interest rate risk, foreign currency exchange rate risk and credit spread risk, and primarily affect the following areas.

•The fair value of credit derivatives within the financial guaranty portfolio of insured obligations fluctuates based on changes in credit spreads of the underlying obligations and the Company's own credit spreads.

•The fair value of the investment portfolio is primarily driven by changes in interest rates and also affected by changes in credit spreads.

•The fair value of the investment portfolio contains foreign denominated securities whose value fluctuates based on changes in foreign exchange rates.

•The carrying value of premiums receivable include foreign denominated receivables whose value fluctuates based on changes in foreign exchange rates.

•The fair value of the assets and liabilities of consolidated FG VIEs may fluctuate based on changes in prepayments, spreads, default rates, interest rates, and house price depreciation/appreciation. The fair value of the FG VIEs’ liabilities would also fluctuate based on changes in the Company's credit spread.

•Asset management revenues are sensitive to changes in the fair value of investments.

•The fair value of CIVs are sensitive to changes in market risk.

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

The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2020 and December 31, 2019 was 132 bps and 41 bps, respectively. Movements in AGM's CDS prices no longer have a significant impact on the estimated fair value of the

Company's credit derivative contracts due to the relatively low volume and characteristics of CDS contracts remaining in AGM's portfolio.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 51% based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2020. As of December 31, 2019, the corresponding number was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at established floor levels.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread

	As of December 31, 2020		As of December 31, 2019
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(221)	$(121)	$(315)	$(130)
Base Scenario	(100)	—	(185)	—
Decrease of 25 bps	(81)	19	(97)	88
All transactions priced at floor	(63)	37	(56)	129
____________________
(1)    Includes the effects of spreads on both the underlying asset classes and the Company's own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments' values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed-income securities generally decreases; as interests rates fall for an available-for-sale portfolio, the fair value of fixed-income securities generally increases. The Company's policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk; instead, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prohibit investment in historically high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company's fixed-maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Sensitivity to Change in Interest Rates on the Investment Portfolio

	Increase (Decrease) in Fair Value from Changes in Interest Rates (1)
	300 Basis Point Decrease	200 Basis Point Decrease	100 Basis Point Decrease	100 Basis Point Increase	200 Basis Point Increase	300 Basis Point Increase
	(in millions)
December 31, 2020	$277	$275	$245	$(426)	$(839)	$(1,256)
December 31, 2019	641	624	404	(420)	(852)	(1,295)
____________________
(1)    Sensitivity analysis assumes a floor of zero for interest rates.

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

    In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities. There are several RMBS transactions in the Company's insured portfolio which benefit from excess spread either by covering losses in a particular period or reimbursing past claims under the Company's policies. As of December 31, 2020, the Company projects approximately $156 million of excess spread for all of its RMBS transactions over their remaining lives.

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

Interest Expense

    Fluctuations in interest rates also impact the Company’s interest expense. The series A enhanced junior subordinated debentures issued by AGUS accrue interest at a floating rate, reset quarterly, equal to three-month LIBOR plus a margin equal to 2.38%.  Three-month LIBOR of 0.22% and 1.89% were used for the interest rate resets for December 15, 2020 and December 15, 2019 respectively.  Increases to three-month LIBOR will cause the Company’s interest expense to rise while decreases to three month LIBOR will lower the Company’s interest expense.  For example, if three-month LIBOR increases by 100 bps, the Company’s annual interest expense will increase by $1.5 million.  Conversely, if three-month LIBOR decreases by 100 bps, the Company’s annual interest expense will decrease by $1.5 million. LIBOR may be discontinued. See the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Operational Risks in Part I, Item 1A, Risk Factors.

Sensitivity to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument's value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio as well as foreign denominated premium receivables. The Company's material exposure is to changes in U.S. dollar/pound sterling and U.S. dollar/euro exchange rates. Securities denominated in currencies other than U.S. dollar were 9.9% and 8.5% of the fixed-maturity securities and short-term investments as of December 31, 2020 and 2019, respectively. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in OCI. Approximately 80% and 78% of installment premiums at December 31, 2020 and December 31, 2019, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

Sensitivity to Change in Foreign Exchange Rates

	Increase (Decrease) in Carrying Value from Changes in Foreign Exchange Rates
	30% Decrease	20% Decrease	10% Decrease	10% Increase	20% Increase	30% Increase
	(in millions)
Investment Portfolio:
December 31, 2020	$(287)	$(191)	$(96)	$96	$191	$287
December 31, 2019	(257)	(171)	(86)	86	171	257

Premium Receivables:
December 31, 2020	(326)	(218)	(109)	109	218	326
December 31, 2019	(301)	(201)	(100)	100	201	301

Sensitivity of Asset Management Fees to Changes in Fair Value of AssuredIM Managed Investments

    In the ordinary course of business, AssuredIM may manage a variety of risks, including market risk, credit risk, liquidity risk, foreign exchange risk and interest rate risk. The Company identifies, measures and monitors risk through various control mechanisms, including, but not limited to, monitoring and diversifying exposures and activities across a variety of instruments, markets and counterparties.

    At December 31, 2020, the majority of the Company’s investment advisory fees were management fees based on AUM of the applicable funds the Company manages. In addition to management fees, the Company also receives performance fees, which are generally calculated as a portion of net profits or cash distributions. Movements in credit markets, equity market prices, interest rates, foreign exchange rates, or all of these could cause the value of AUM to fluctuate, and the returns realized on AUM to change, which could result in lower management fees.
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

    The following table presents the pre-tax decline in asset management fees from a 10% decline in fair value of AssuredIM managed investments.

Sensitivity to Changes in Fair Value

	Management Fees	Performance Fees	Total
	(in millions)
10% Decline in fair value of AssuredIM managed investments gain (loss)
Year ended December 31, 2020	$(3)	$—	$(3)
Year ended December 31, 2019	(2)	(4)	(6)

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

Sensitivity of CIVs to Market Risk

The fair value of the Company’s consolidated CLOs managed by AssuredIM (collectively, consolidated CLOs) is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); reinvestment assumptions; yields implied by market prices for similar securities; changes to the market prices of similar loans held by the CLOs. Significant changes to some of these inputs could materially change the market value of the consolidated CLOs as these are all inputs used to project and discount future cashflows.

The fair value of the Company’s consolidated AssuredIM Funds is generally sensitive to changes in prices of comparable or similar investments; changes in financial projections of subject companies; changes in company specific risk premium, changes in the risk free rate of return; changes in equity risk premium; and new information obtained from issuers. These inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

    We have audited the accompanying consolidated balance sheets of Assured Guaranty Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

    The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Loss and Loss Adjustment Expense (LAE) Reserve and the Salvage and Subrogation Recoverable - Estimation of the Expected Loss to be Paid

    As described in Notes 5 and 6 to the consolidated financial statements, the loss and LAE reserve and the salvage and subrogation recoverable reported on the consolidated balance sheet relate only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. As of December 31, 2020, the loss and LAE reserve was $1.1 billion and the salvage and subrogation recoverable was $991 million. A loss and LAE reserve for a financial guaranty insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid ("total losses") exceed the deferred premium revenue, on a contract by contract basis. The expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for claim and LAE payments, net of inflows for expected salvage and subrogation and net of excess spread on underlying collateral, using current risk-free rates. If a transaction is in a net recovery position, this results in the recording of a salvage and subrogation recoverable. Expected cash outflows and inflows are probability weighted cash flows that reflect management's assumptions about the likelihood of all possible outcomes based on all information available to management. The determination of expected loss to be paid is a subjective process involving numerous significant assumptions and judgments relating to internal credit ratings, severity of loss, delinquencies, liquidation rates, prepayment rates, timing of cash flows, recovery rates, and probability weightings, as used in the respective cash flow models used by management.

    The principal considerations for our determination that performing procedures relating to the valuation of the loss and LAE reserve and the salvage and subrogation recoverable - estimation of the expected loss to be paid is a critical audit matter are (i) the significant judgment by management in determining the aforementioned significant assumptions used in the respective cash flow models in determining the estimate, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to the valuation; (ii) the significant auditor effort and judgment in evaluating audit evidence relating to the aforementioned significant assumptions and judgments used in the respective cash flow models; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge.

    Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the loss and LAE reserve and the salvage and subrogation recoverable - estimation of the expected loss to be paid, including controls over the cash flow models and the development of the aforementioned significant assumptions. These procedures also included, among others, the use of professionals with specialized skill and knowledge to assist in (i) independently estimating a range of expected loss to be paid and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate for certain transactions; and (ii) testing management's process for determining the estimate for certain transactions by evaluating the reasonableness of the aforementioned significant assumptions, and assessing the appropriateness of the methodology of the respective models used in developing the estimate of the expected loss to be paid. Performing these procedures also involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2021

We have served as the Company’s auditor since 2003.

Assured Guaranty Ltd.

Consolidated Balance Sheets

(dollars in millions except per share and share amounts)

	As of
	December 31, 2020	December 31, 2019
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $8,204 and $8,371, allowance for credit loss of $78 at December 31, 2020)	$8,773	$8,854
Short-term investments, at fair value	851	1,268
Other invested assets (includes $106 and $6 measured at fair value)	214	118
Total investment portfolio	9,838	10,240
Cash	162	169
Premiums receivable, net of commissions payable	1,372	1,286
Deferred acquisition costs	119	111
Salvage and subrogation recoverable	991	747
Financial guaranty variable interest entities’ assets, at fair value	296	442
Assets of consolidated investment vehicles (includes $1,727 and $558 measured at fair value)	1,913	572
Goodwill and other intangible assets	203	216
Other assets (includes $145 and $135 measured at fair value)	440	543
Total assets	$15,334	$14,326
Liabilities and shareholders’ equity
Unearned premium reserve	$3,735	$3,736
Loss and loss adjustment expense reserve	1,088	1,050
Long-term debt	1,224	1,235
Credit derivative liabilities, at fair value	103	191
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	316	367
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	17	102
Liabilities of consolidated investment vehicles (includes $1,299 and $481 measured at fair value)	1,590	482
Other liabilities	556	511
Total liabilities	8,629	7,674

Commitments and contingencies (see Note 19)
Redeemable noncontrolling interests (see Note 10)	21	7

Common shares ($0.01 par value, 500,000,000 shares authorized; 77,546,896 and 93,274,987 shares issued and outstanding)	1	1
Retained earnings	6,143	6,295
Accumulated other comprehensive income, net of tax of $89 and $71	498	342
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,643	6,639
Nonredeemable noncontrolling interests (see Note 10)	41	6
Total shareholders’ equity	6,684	6,645
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$15,334	$14,326

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Operations

(dollars in millions except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Net earned premiums	$485	$476	$548
Net investment income	297	378	395
Asset management fees	89	22	—
Net realized investment gains (losses)	18	22	(32)
Net change in fair value of credit derivatives	81	(6)	112
Fair value gains (losses) on financial guaranty variable interest entities	(10)	42	14
Fair value gains (losses) on consolidated investment vehicles	41	(3)	—
Foreign exchange gains (losses) on remeasurement	39	24	(37)
Commutation gains (losses)	38	1	(16)
Other income (loss)	37	7	17
Total revenues	1,115	963	1,001
Expenses
Loss and loss adjustment expenses	203	93	64
Interest expense	85	89	94
Amortization of deferred acquisition costs	16	18	16
Employee compensation and benefit expenses	228	178	152
Other operating expenses	197	125	96
Total expenses	729	503	422
Income (loss) before income taxes and equity in earnings of investees	386	460	579
Equity in earnings of investees	27	4	1
Income (loss) before income taxes	413	464	580
Provision (benefit) for income taxes
Current	(13)	(2)	(15)
Deferred	58	65	74
Total provision (benefit) for income taxes	45	63	59
Net income (loss)	368	401	521
Less: Noncontrolling interests	6	(1)	—
Net income (loss) attributable to Assured Guaranty Ltd.	$362	$402	$521

Earnings per share:
Basic	$4.22	$4.04	$4.73
Diluted	$4.19	$4.00	$4.68

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$368	$401	$521
Change in net unrealized gains (losses) on:
Investments with no credit impairment recognized in the statement of operations, net of tax provision (benefit) of $20, $46 and $(32)	163	293	(215)
Investments with credit impairment recognized in the statement of operations, net of tax provision (benefit) of $(4), $(14) and $(8)	(16)	(46)	(26)
Change in net unrealized gains (losses) on investments	147	247	(241)
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse, net of tax	7	4	2
Other, net of tax provision (benefit) of $0, $0 and $(2)	2	(2)	(8)
Other comprehensive income (loss)	156	249	(247)
Comprehensive income (loss)	524	650	274
Less: Comprehensive income (loss) attributable to noncontrolling interests	6	(1)	—
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$518	$651	$274

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(dollars in millions, except share data)

	Common Shares Outstanding	Common Shares Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2017	116,020,852	$1	$573	$5,892	$372	$1	$6,839	$—	$6,839
Net income	—	—	—	521	—	—	521	—	521
Dividends ($0.64 per share)	—	—	—	(71)	—	—	(71)	—	(71)
Common shares repurchases	(13,243,107)	—	(500)	—	—	—	(500)	—	(500)
Share-based compensation	894,847	—	13	—	—	—	13	—	13
Other comprehensive loss	—	—	—	—	(247)	—	(247)	—	(247)
Effect of adoption of ASU 2016-01 (see Note 21)	—	—	—	32	(32)	—	—	—	—
Balance at December 31, 2018	103,672,592	1	86	6,374	93	1	6,555	—	6,555
Net income	—	—	—	402	—	—	402	—	402
Dividends ($0.72 per share)	—	—	—	(74)	—	—	(74)	—	(74)
Common shares repurchases	(11,163,929)	—	(93)	(407)	—	—	(500)	—	(500)
Share-based compensation	766,324	—	7	—	—	—	7	—	7
Contributions	—	—	—	—	—	—	—	6	6
Other comprehensive income	—	—	—	—	249	—	249	—	249
Balance at December 31, 2019	93,274,987	1	—	6,295	342	1	6,639	6	6,645
Net income	—	—	—	362	—	—	362	7	369
Dividends ($0.80 per share)	—	—	—	(69)	—	—	(69)	—	(69)
Common shares repurchases	(15,787,804)	—	—	(446)	—	—	(446)	—	(446)
Share-based compensation	445,490	—	—	16	—	—	16	—	16
Reallocation of ownership interests	—	—	—	—	—	—	—	10	10
Contributions	—	—	—	—	—	—	—	63	63
Distributions	—	—	—	—	—	—	—	(45)	(45)
Other comprehensive income	—	—	—	—	156	—	156	—	156
Other (see Note 18)	(385,777)	—	—	(15)	—	—	(15)	—	(15)
Balance at December 31, 2020	77,546,896	$1	$—	$6,143	$498	$1	$6,643	$41	$6,684

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net Income	$368	$401	$521
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	54	34	36
Net amortization of premium (discount) on investments	(9)	(35)	(31)
Provision (benefit) for deferred income taxes	58	65	74
Net realized investment losses (gains)	(18)	(22)	32
Change in premiums receivable, net of premiums and commissions payable	(102)	(388)	(6)
Change in ceded unearned premium reserve	20	20	58
Change in unearned premium reserve	(1)	224	39
Change in loss and loss adjustment expense reserve, net	(174)	(528)	(173)
Change in credit derivative assets and liabilities, net	(85)	(22)	(62)
Other	(10)	(6)	(26)
Cash flows from consolidated investment vehicles:
Purchases of securities	(2,053)	(267)	—
Sales of securities	1,156	13	—
Maturities and paydowns of securities	71	5	—
Proceeds from (purchases of) money market funds	(108)	—	—
Purchases to cover securities sold short	(460)	—	—
Proceeds from securities sold short	509	—	—
Other changes in investment vehicles	(69)	(3)	—
Net cash flows provided by (used in) operating activities	(853)	(509)	462
Investing activities
Fixed-maturity securities:
Purchases	(1,380)	(873)	(1,881)
Sales	779	1,805	1,180
Maturities and paydowns	878	781	962
Short-term investments with original maturities of over three months:
Purchases	(85)	(229)	(243)
Sales	5	2	23
Maturities and paydowns	73	316	207
Net sales (purchases) of short-term investments with original maturities of less than three months	430	(623)	(84)
Paydowns on financial guaranty variable interest entities’ assets	83	139	116
Sales of financial guaranty variable interest entities’ assets	—	51	—
Acquisitions, net of cash acquired (see Note 2)	—	(145)	—
Sales and return of capital of other invested assets	23	36	38
Purchases of other invested assets	(19)	(88)	(20)
Other	1	(3)	(1)
Net cash flows provided by (used in) investing activities	$788	$1,169	$297
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows - (Continued)
 (in millions)

	Year Ended December 31,
	2020	2019	2018
Financing activities
Dividends paid	$(69)	$(74)	$(71)
Repurchases of common shares	(446)	(500)	(500)
Net paydowns of financial guaranty variable interest entities’ liabilities	(77)	(181)	(116)
Paydown of long-term debt	(22)	(4)	(101)
Other	(10)	(15)	(7)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	738	482	—
Proceeds from borrowing by warehouse	234	—	—
Repayment of warehouse loans and equity	(210)	(306)	—
Contributions from noncontrolling interests to investment vehicles	88	18	—
Distributions to noncontrolling interests from investment vehicles	(43)	(4)	—
Net cash flows provided by (used in) financing activities	183	(584)	(795)
Effect of foreign exchange rate changes	(3)	3	(4)
Increase (decrease) in cash and restricted cash	115	79	(40)
Cash and restricted cash at beginning of period	183	104	144
Cash and restricted cash at end of period	$298	$183	$104

Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$(25)	$4	$(4)
Interest on long-term debt	81	84	99

Supplemental disclosure of non-cash investing activities:
Purchases of fixed-maturity investments	$(1)	$(188)	$(4)
Sales of fixed-maturity investments	1	44	—

	As of December 31,
	2020	2019	2018
Reconciliation of cash and restricted cash to the consolidated balance sheets:
Cash	$162	$169	$104
Restricted cash (included in other assets)	2	—	—
Cash of consolidated investment vehicles (see Note 10)	134	14	—
Cash and restricted cash at the end of period	$298	$183	$104
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

1.Business and Basis of Presentation

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

Through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM), the Company significantly increased its participation in the asset management business with the completion on October 1, 2019, of its acquisition of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities (the BlueMountain Acquisition). AssuredIM is a diversified asset manager that serves as investment advisor to collateralized loan obligations (CLOs), opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM has managed structured and public finance, credit and special situation investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management's opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company, including its consolidated variable interest entities (VIEs) are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year balances have been reclassified to conform to the current year's presentation.

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries and including its consolidated financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

    The Company's principal insurance subsidiaries are:

•Assured Guaranty Municipal Corp. (AGM), domiciled in New York;
•Municipal Assurance Corp. (MAC), domiciled in New York;
•Assured Guaranty Corp. (AGC), domiciled in Maryland;
•Assured Guaranty UK Limited (AGUK), organized in the U.K.;
•Assured Guaranty (Europe) SA (AGE), organized in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda; and
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

    The Company's principal asset management subsidiaries are:

•Assured Investment Management LLC;
•Assured Investment Management (London) LLP; and
•Assured Healthcare Partners LLC.

AGM, AGC and MAC (collectively the U.S. Insurance Subsidiaries), jointly own an investment subsidiary, AG Asset Strategies LLC (AGAS), which invest in funds managed by AssuredIM (AssuredIM Funds).

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (collectively, the U.S. Holding Companies)- have public debt outstanding. See Note 14, Long-Term Debt and Credit Facilities.

Significant Accounting Policies

The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to transactions in foreign denominations in those subsidiaries where the functional currency is the U.S. dollar are reported in the consolidated statement of operations. Gains and losses relating to translating foreign functional currency financial statements to U.S. dollars are recorded in other comprehensive income (loss) (OCI).

Other accounting policies are included in the following notes.

Accounting Policies

Business Combinations	Note 2
Segments	Note 3
Expected loss to be paid (recovered) (insurance, credit derivatives and financial guaranty (FG) VIEs contracts)	Note 5
Contracts accounted for as insurance (premium revenue recognition, loss and loss adjustment expense and policy acquisition cost)	Note 6
Credit derivatives	Note 7
Reinsurance	Note 8
Investments and cash	Note 9
Variable interest entities	Note 10
Fair value measurement	Note 11
Management fees	Note 12
Goodwill and other intangible assets	Note 13
Long term debt	Note 14
Share based compensation	Note 15
Income taxes	Note 16
Leases	Note 19
Share repurchases	Note 20
Earnings per share	Note 22

Recent Accounting Standards Adopted

Credit Losses on Financial Instruments

    On January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

    This ASU provides a new current expected credit loss model (CECL) to account for credit losses on certain financial assets carried at amortized cost such as reinsurance recoverables, premiums receivable, asset management and performance fees receivables, as well as off-balance sheet exposures such as loan commitments. The new model requires an entity to estimate lifetime credit losses related to these assets, based on relevant historical information, adjusted for current conditions and reasonable and supportable forecasts that could affect the collectability of the reported amount. The Company determined that this ASU had no effect on these balances on the date of adoption or for the year ended December 31, 2020.

The most significant effect of the adoption of this ASU is in respect of the available-for-sale investment portfolio, for which targeted amendments were made to the impairment model. The changes to the impairment model for available-for-sale securities were applied using a modified retrospective approach, and resulted in no effect to shareholders' equity, in total or by component. See Note 9, Investments and Cash.

Registered Debt Offerings that Include Credit Enhancements from an Affiliate

    In March 2020, the U.S. Securities and Exchange Commission (the SEC) adopted amendments to the financial disclosure requirements related to certain debt securities, including registered debt securities issued by a wholly-owned, operating subsidiary that are fully and unconditionally guaranteed by the parent company. Prior to the amendments, a parent guarantor was required to provide consolidating financial information for so long as the guaranteed securities were outstanding. The requirements amend financial disclosures to allow summarized financial information, which may be presented on a combined basis, reducing the number of periods presented and permitting the disclosures to be provided outside the notes to the financial statements. In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, to reflect the SEC’s new disclosure requirements. The Company elected to apply the amended requirements beginning in 2020 and to disclose summarized financial information of the issuers and guarantors on a combined basis within Management’s Discussion and Analysis.

Recent Accounting Standards Not Yet Adopted

Targeted Improvements to the Accounting for Long-Duration Contracts

    In August 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts.  The amendments in this ASU:

•improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows,
•simplify and improve the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts,
•simplify the amortization of deferred acquisition costs (DAC), and
•improve the effectiveness of the required disclosures.

    This ASU does not affect the Company’s financial guaranty insurance contracts, but may affect its accounting for certain specialty (non-financial guaranty) contracts. In November 2020, the FASB deferred the effective date of this ASU to January 1, 2023 with early adoption permitted. If early adoption is elected, there is transition relief allowing for the transition date to be either the beginning of the prior period presented or the beginning of the earliest period presented. If early adoption is not elected, the transition date is required to be the beginning of the earliest period presented. The Company is evaluating when it will adopt this ASU and does not expect this ASU to have a material effect on its consolidated financial statements.

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

Reference Rate Reform

    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued due to reference rate reform. This ASU is effective upon issuance and may be applied prospectively for contract modifications that occur from March 12, 2020 through December 31, 2022.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 apply to derivatives that are affected by the discounting transition, regardless of whether derivatives reference LIBOR or another rate expected to be discontinued because of reference rate reform. Discounting transition refers to the changing of interest rates used for margining, discounting, or contract price alignment of derivatives to transition to alternative rates. This ASU became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022.

The Company has not yet applied the relief afforded by these standard amendments and is evaluating the effect that these ASUs will have on its consolidated financial statements.

2.Business Combinations and Assumption of Insured Portfolio

    During the three year period covered by this report, the Company has acquired an asset management business and entered into a new reinsurance transaction as described below, consistent with its key strategic initiatives.

Accounting Policies

    The Company's business combinations are accounted for under the acquisition method of accounting which requires that the assets and liabilities of the acquired entities be recorded at fair value. The Company exercised significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in the BlueMountain Acquisition. The most significant of these determinations related to the valuation of investment management contracts.

    AssuredIM's finite-lived intangible assets consist mainly of investment management and CLO contracts and its CLO distribution network, which were recorded at fair value on the date of acquisition. The fair value of the contracts and CLO distribution network were determined using the multi-period excess earnings method and the replacement cost method, respectively. The excess of the purchase price over fair value of the net assets of the acquired BlueMountain subsidiaries was recorded as goodwill.

    In assumed reinsurance agreements, the Company allocates premiums it receives to each financial guaranty or credit derivative contract on the effective date of the agreement. Thereafter, loss reserves and loss adjustment expenses (LAE) are recorded in accordance with the Company's accounting policy for financial guaranty insurance contracts, and changes in fair value are recorded for credit derivatives.

BlueMountain

On October 1, 2019 AGUS completed the BlueMountain Acquisition for a purchase price of $157 million. In addition, AGUS contributed $60 million of cash to BlueMountain at closing and contributed an additional $30 million in cash in February 2020. To fund the BlueMountain Acquisition and the related capital contributions, the U.S. Insurance Subsidiaries made 10 year, 3.5% interest rate intercompany loans to AGUS totaling $250 million. BlueMountain was an asset manager that became the basis for the establishment of AssuredIM.

    The following table shows the net effect of the BlueMountain Acquisition on October 1, 2019.

Net Effect of BlueMountain Acquisition
(in millions)
Cash purchase price	$157

Identifiable assets acquired:
Investment portfolio	3
Cash	12
Intangible assets (1)	79
Other assets	59
Total assets	153

Liabilities assumed:
Compensation payable (2)	61
Other liabilities	52
Total liabilities	113
Net assets of BlueMountain	40
Goodwill recognized from BlueMountain Acquisition (1)	$117
_____________________
(1)    Presented in goodwill and other intangible assets on the consolidated balance sheets.
(2)    Presented in other liabilities on the consolidated balance sheets.

    From the BlueMountain Acquisition date through December 31, 2019, there were revenues of $32 million and a net loss of $10 million related to AssuredIM included in the consolidated statement of operations. For 2019, the Company recognized transaction expenses for the BlueMountain Acquisition of $9 million, primarily related to legal and financial advisor fees.

    The following table presents the components of identified intangible assets on the date of acquisition:

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

The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results had the companies actually been combined as of January 1, 2018, nor is it indicative of the results of operations in future periods.

Unaudited Pro Forma Results of Operations (1)

	Year Ended December 31, 2019	Year Ended December 31, 2018
	(dollars in millions)
Pro forma revenues	$1,079	$1,210
Pro forma net income	358	436
Pro forma earnings per share (EPS):
Basic	3.60	3.96
Diluted	3.57	3.92
_____________________
(1)    Pro forma adjustments were made for transaction expenses, amortization of intangible assets and the income tax impact related to the BlueMountain Acquisition as if the companies had been combined as of January 1, 2018.

Reinsurance of Syncora Guarantee Inc.’s Insured Portfolio

    On June 1, 2018, the Company closed a reinsurance transaction with Syncora Guarantee Inc. (SGI) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM (SGI Transaction). As of June 1, 2018, the net par value of exposures reinsured and commuted totaled approximately $12 billion (including credit derivative net par of approximately $1.5 billion). The reinsured portfolio consisted predominantly of public finance and infrastructure obligations that met AGC’s underwriting criteria and generated $330 million of gross written premiums. On June 1, 2018, as consideration, SGI paid $363 million and assigned to Assured Guaranty financial guaranty future insurance installment premiums of $45 million, and future credit derivative installments of approximately $17 million. The assumed portfolio from SGI included below-investment grade (BIG) contracts which had, as of June 1, 2018, expected losses to be paid of $131 million (present value basis using risk free rates), which will be expensed over the expected terms of those contracts as unearned premium reserve amortizes. In connection with the SGI Transaction, the Company incurred and expensed $4 million in fees to professional advisors. The Company recognized a commutation loss of $18 million on the SGI Transaction in 2018.

3.    Segment Information

     The Company reports its results of operations consistent with the manner in which the Company's chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. Prior to the BlueMountain Acquisition on October 1, 2019, the Company's operating subsidiaries were all insurance companies, and results of operations were viewed by the CODM as one segment. Beginning in the fourth quarter of 2019, with the BlueMountain Acquisition and expansion into the asset management business, the Company now operates in two distinct segments, Insurance and Asset Management. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of FG VIEs and certain AssuredIM investment vehicles (consolidated investment vehicles, or CIVs, as described in Note 10).

The Insurance segment primarily consists of the Company's insurance subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment is presented without giving effect to the consolidation of FG VIEs and AssuredIM investment vehicles and therefore includes (1) premiums and losses of all financial guaranty contracts, whether or not the associated FG VIEs are consolidated and, (2) it's share of earnings from AssuredIM Funds, whether or not the AssuredIM Funds are consolidated.

    The Asset Management segment consists of AssuredIM, which provides asset management services to outside investors as well as to the U.S. Insurance Subsidiaries and AGAS. The Asset Management segment includes asset management fees attributable to CIVs and inter-segment asset management fees earned from the U.S. Insurance Subsidiaries. The Asset Management segment presents fund expenses and reimbursable fund expenses netted in other operating expenses, whereas on the consolidated statement of operations, such reimbursable expenses are shown as a component of asset management fees.

    The Corporate division consists primarily of interest expense on the debt of the U.S. Holding Companies, as well as other operating expenses attributed to AGL, the U.S. Holding Companies and other corporate activities, including administrative services performed by operating subsidiaries for the holding companies.

    Other items primarily consist of intersegment eliminations, reclassification of the reimbursement of fund expenses to revenue, and consolidation adjustments, including the effect of consolidating FG VIEs and CIVs. See Note 10, Variable Interest Entities.

    The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

    Total adjusted operating income includes the effect of consolidating both FG VIEs and AssuredIM investment vehicles; however, the effect of consolidating such entities, including the related eliminations, is included in the "other" column in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

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

    The following tables present the Company's operations by operating segment.

Segment Information

	Year Ended December 31, 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$864	$61	$9	$55	989
Intersegment revenues	10	5	—	(15)	—
Total revenues	874	66	9	40	989
Total expenses	446	128	132	21	727
Income (loss) before income taxes and equity in earnings of investees	428	(62)	(123)	19	262
Equity in earnings of investees	61	—	(6)	(28)	27
Adjusted operating income (loss) before income taxes	489	(62)	(129)	(9)	289
Provision (benefit) for income taxes	60	(12)	(18)	(3)	27
Noncontrolling interests	—	—	—	6	6
Adjusted operating income (loss)	429	(50)	(111)	(12)	256

Supplemental income statement information
Net investment income	$310	$—	$2	$(15)	$297
Interest expense	—	—	95	(10)	85
Non-cash compensation and operating expenses (1)	39	31	6	—	76

	Year Ended December 31, 2019
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$912	$22	$3	$27	$964
Intersegment revenues	5	—	—	(5)	—
Total revenues	917	22	3	22	964
Total expenses	324	34	133	25	516
Income (loss) before income taxes and equity in earnings of investees	593	(12)	(130)	(3)	448
Equity in earnings of investees	2	—	—	2	4
Adjusted operating income (loss) before income taxes	595	(12)	(130)	(1)	452
Provision (benefit) for income taxes	83	(2)	(19)	—	62
Noncontrolling interests	—	—	—	(1)	(1)
Adjusted operating income (loss)	512	(10)	(111)	—	391

Supplemental income statement information
Net investment income	$383	$—	$4	$(9)	$378
Interest expense	—	—	94	(5)	89
Non-cash compensation and operating expenses (1)	39	3	6	—	48

	Year Ended December 31, 2018
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$989	$—	$(28)	$(2)	$959
Intersegment revenues	3	—	—	(3)	—
Total revenues	992	—	(28)	(5)	959
Total expenses	302	—	129	—	431
Income (loss) before income taxes and equity in earnings of investees	690	—	(157)	(5)	528
Equity in earnings of investees	1	—	—	—	1
Adjusted operating income (loss) before income taxes	691	—	(157)	(5)	529
Provision (benefit) for income taxes	109	—	(61)	(1)	47
Noncontrolling interests	—	—	—	—	—
Adjusted operating income (loss)	582	—	(96)	(4)	482

Supplemental income statement information
Net investment income	$396	$—	$6	$(7)	$395
Interest expense	—	—	97	(3)	94
Non-cash compensation and operating expenses (1)	35	—	6	—	41
_____________________
(1)    Consists of amortization of DAC and intangible assets, depreciation, share-based compensation (see Note 15, Employee Benefit Plans) and lease impairment (see Note 19, Leases and Commitments and Contingencies) .

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income (loss) attributable to AGL	$362	$402	$521
Less pre-tax adjustments:
Realized gains (losses) on investments	18	22	(32)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	65	(10)	101
Fair value gains (losses) on CCS (1)	(1)	(22)	14
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	22	(32)
Total pre-tax adjustments	124	12	51
Less tax effect on pre-tax adjustments	(18)	(1)	(12)
Adjusted operating income (loss)	256	391	482
_____________________
(1)    Presented in other income (loss) on the consolidated statements of operations.

Segment Revenues by Country of Domicile

	Year Ended December 31,
	2020	2019	2018
	(in millions)
U.S.	$788	$761	$732
Bermuda	155	161	203
U.K.	38	41	24
Other	8	1	—
Total	$989	$964	$959

    The following table reconciles the Company's total consolidated revenues and expenses to segment revenues and expenses:

Reconciliation of Revenues and Expenses

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues
Consolidated revenues	$1,115	$963	$1,001
Less: Realized gains (losses) on investments	18	22	(32)
Less: Non-credit impairment unrealized fair value gains (losses) on credit derivatives	65	(10)	101
Less: Fair value gains (losses) on CCS	(1)	(22)	14
Less: Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	22	(32)
Plus: Credit derivative impairment (recoveries) (1)	(2)	13	9
Segment revenues	$989	$964	$959

Expenses
Consolidated expenses	$729	$503	$422
Plus: Credit derivative impairment (recoveries) (1)	(2)	13	9
Segment expenses	$727	$516	$431
_____________________
(1)    Credit derivative impairment (recoveries) are included in "Net change in fair value of credit derivatives" in the Company's consolidated statements of operations, and in loss and LAE on a segment basis.

4.    Outstanding Insurance Exposure

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

    Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 10, Variable Interest Entities. Unless otherwise specified, the outstanding par and principal and interest (debt service) amounts presented in this note include outstanding exposures on these VIEs whether or not they are consolidated. Debt service is a measure of the estimated maximum potential exposure to insured obligations before considering the Company’s various legal rights to the underlying collateral and other remedies available to it under its financial guaranty contract. The Company also provides specialty insurance and reinsurance on transactions without special purpose entities but with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Significant Risk Management Activities

The Portfolio Risk Management Committee, which includes members of senior management and senior risk and surveillance officers, is responsible for enterprise risk management for the overall company and focuses on measuring and managing credit, market and liquidity risk for the Company. This committee establishes company-wide credit policy for the Company's direct and assumed business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company's subsidiaries. All transactions in new asset classes or new jurisdictions must be approved by this committee.

The U.S., AG Re and AGRO risk management committees and AGUK and AGE surveillance committees conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They review and may revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

All transactions in the insured portfolio are assigned internal credit ratings by the relevant underwriting committee at inception, which credit ratings are updated by the relevant risk management or surveillance committee based on changes in transaction credit quality. As part of the surveillance process, the Company monitors trends and changes in transaction credit quality, and recommends such remedial actions as may be necessary or appropriate. The Company also develops strategies to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company's litigation proceedings.

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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid (Recovered), for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The

Company uses a tax-equivalent yield to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

More extensive monitoring and intervention are employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. For purposes of determining the appropriate surveillance category, the Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will in the future pay claims on that transaction that will not be fully reimbursed. The three BIG categories are:

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

Impact of COVID-19 Pandemic

    The novel coronavirus that emerged in Wuhan, China in late 2019 and which causes the coronavirus disease known as COVID-19 was declared a pandemic by the World Health Organization in early 2020 and continued to spread throughout the world over the course of 2020. By late 2020 and early 2021 several vaccines had been developed and were being approved by some governments, and distribution of vaccines in some nations has begun. The emergence of COVID-19 and reactions to it, including various closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for nearly a year now, its ultimate size, depth, course and duration, and the effectiveness and acceptance of vaccines for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time. For information about how the COVID-19 pandemic has impacted the Company's loss projections, see Note 5, Expected Loss to be Paid (Recovered).

The Company's Surveillance department has established supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. In addition, the Company's surveillance department has been in contact with certain of its credits that it believes may be more at risk from COVID-19 and governmental and private responses to COVID-19. The Company's internal ratings and loss projections reflect this augmented surveillance activity. Through February 25, 2021, the Company has paid only relatively small first-time insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company currently projects full reimbursement of these claims.

Financial Guaranty Exposure

    The Company measures its financial guaranty exposure in terms of (a) gross and net par outstanding and (b) gross and net debt service.

    The Company typically guarantees the payment of debt service when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date.

    The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both December 31, 2020 and December 31, 2019, the Company excluded $1.4 billion of net par attributable to loss mitigation securities.

    Gross debt service outstanding represents the sum of all estimated future debt service payments on the obligations insured, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any reinsurance. Future debt service payments include the impact of any consumer price index inflator after the reporting date, as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

    The Company calculates its debt service outstanding as follows:

•for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company's public finance transactions), as the total estimated contractual future debt service due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity; and

•for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, residential mortgage-backed securities (RMBS) and CLOs), as the total estimated expected future debt service due on insured obligations through their respective expected terms, which includes the Company's expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

     The calculation of debt service requires the use of estimates, which the Company updates periodically, including estimates for the expected remaining term of insured obligations supported by homogeneous pools of assets, updated interest rates for floating and variable rate insured obligations, behavior of consumer price indices for obligations with consumer price index inflators, foreign exchange rates and other assumptions based on the characteristics of each insured obligation. The anticipated sunset of LIBOR after June 30, 2023 has introduced another variable into the Company's calculation of future debt service. Debt service is a measure of the estimated maximum potential exposure to insured obligations before considering the Company’s various legal rights to the underlying collateral and other remedies available to it under its financial guaranty contract.

    Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on variable rate insured obligations, consumer price index behavior differing from that projected, changes in foreign exchange rates on non-U.S. dollar denominated insured obligations and other factors.

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of		As of
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(in millions)
Public finance	$356,078	$363,497	$355,649	$362,361
Structured finance	10,614	12,279	10,584	11,769
Total financial guaranty	$366,692	$375,776	$366,233	$374,130

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2020

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$340	0.2%	$2,617	4.9%	$1,146	12.8%	$152	26.4%	$4,255	1.8%
AA	16,742	9.7	4,690	8.8	4,324	48.3	35	6.0	25,791	11.0
A	90,914	53.0	11,646	22.0	1,006	11.3	137	23.8	103,703	44.3
BBB	58,162	33.9	33,180	62.6	835	9.3	252	43.8	92,429	39.5
BIG	5,439	3.2	895	1.7	1,641	18.3	—	—	7,975	3.4
Total net par outstanding	$171,597	100.0%	$53,028	100.0%	$8,952	100.0%	$576	100.0%	$234,153	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2019

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$381	0.2%	$2,541	5.0%	$1,258	13.5%	$181	23.8%	$4,361	1.8%
AA	19,847	11.3	5,142	10.0	4,010	43.1	38	5.0	29,037	12.3
A	94,488	53.9	15,627	30.4	1,030	11.1	184	24.2	111,329	47.0
BBB	55,000	31.3	27,051	52.8	1,206	13.0	317	41.6	83,574	35.3
BIG	5,771	3.3	898	1.8	1,796	19.3	41	5.4	8,506	3.6
Total net par outstanding	$175,487	100.0%	$51,259	100.0%	$9,300	100.0%	$761	100.0%	$236,807	100.0%

The following tables present gross and net par outstanding for the financial guaranty portfolio.

Financial Guaranty Portfolio
Gross Par Outstanding

	As of
	December 31, 2020	December 31, 2019
	(in millions)
U.S. public finance	$171,838	$176,047
Non-U.S. public finance	53,175	51,538
U.S. structured finance	8,977	9,800
Non-U.S. structured finance	581	771
Total gross par outstanding	$234,571	$238,156

Financial Guaranty Portfolio
Net Par Outstanding
by Sector

	As of
Sector	December 31, 2020	December 31, 2019
	(in millions)
Public finance:
U.S.:
General obligation	$72,268	$73,467
Tax backed	34,800	37,047
Municipal utilities	25,275	26,195
Transportation	15,179	16,209
Healthcare	8,691	7,148
Higher education	6,127	5,916
Infrastructure finance	5,843	5,429
Housing revenue	1,149	1,321
Investor-owned utilities	644	655
Renewable energy	204	210
Other public finance	1,417	1,890
Total public finance—U.S.	171,597	175,487
Non-U.S.:
Regulated utilities	19,370	18,995
Infrastructure finance	17,819	17,952
Sovereign and sub-sovereign	11,682	11,341
Renewable energy	2,708	1,555
Pooled infrastructure	1,449	1,416
Total public finance—non-U.S.	53,028	51,259
Total public finance	224,625	226,746
Structured finance:
U.S.:
RMBS	2,990	3,546
Life insurance transactions	2,581	1,776
Pooled corporate obligations	1,193	1,401
Financial products	820	1,019
Consumer receivables	768	962
Other structured finance	600	596
Total structured finance—U.S.	8,952	9,300
Non-U.S.:
RMBS	357	427
Pooled corporate obligations	—	55
Other structured finance	219	279
Total structured finance—non-U.S.	576	761
Total structured finance	9,528	10,061
Total net par outstanding	$234,153	$236,807

    In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $422 million of public finance gross par and $619 million of structured finance gross par as of December 31, 2020. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

    Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Financial Guaranty Portfolio
Expected Amortization of
Net Par Outstanding
As of December 31, 2020

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$53,956	$3,542	$57,498
5 to 10 years	46,673	2,372	49,045
10 to 15 years	42,582	1,729	44,311
15 to 20 years	32,535	1,600	34,135
20 years and above	48,879	285	49,164
Total net par outstanding	$224,625	$9,528	$234,153

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2020

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,777	$57	$3,605	$5,439	$171,597
Non-U.S. public finance	846	—	49	895	53,028
Public finance	2,623	57	3,654	6,334	224,625
Structured finance:
U.S. RMBS	200	26	1,254	1,480	2,990
Other structured finance	28	51	82	161	6,538
Structured finance	228	77	1,336	1,641	9,528
Total	$2,851	$134	$4,990	$7,975	$234,153

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2019

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,582	$430	$3,759	$5,771	$175,487
Non-U.S. public finance	854	—	44	898	51,259
Public finance	2,436	430	3,803	6,669	226,746
Structured finance:
U.S. RMBS	162	74	1,382	1,618	3,546
Other structured finance	69	62	88	219	6,515
Structured finance	231	136	1,470	1,837	10,061
Total	$2,667	$566	$5,273	$8,506	$236,807

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of December 31, 2020

	Net Par Outstanding			Number of Risks(2)
Description	Financial Guaranty Insurance(1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,781	$70	$2,851	125	6	131
Category 2	130	4	134	19	1	20
Category 3	4,944	46	4,990	126	7	133
Total BIG	$7,855	$120	$7,975	270	14	284

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
(1)    Includes FG VIEs.
(2)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

    The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.
Financial Guaranty Portfolio
Geographic Distribution of
Net Par Outstanding
As of December 31, 2020

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,281	$34,036	14.6%
Pennsylvania	616	15,464	6.6
New York	672	15,461	6.6
Texas	1,040	15,054	6.5
Illinois	552	13,397	5.7
New Jersey	311	10,179	4.3
Florida	242	6,887	2.9
Michigan	284	5,264	2.2
Louisiana	154	4,820	2.1
Puerto Rico	17	3,725	1.6
Other	2,289	47,310	20.2
Total U.S. public finance	7,458	171,597	73.3
U.S. Structured finance (multiple states)	406	8,952	3.8
Total U.S.	7,864	180,549	77.1
Non-U.S.:
United Kingdom	285	39,125	16.7
France	7	3,159	1.4
Canada	8	2,309	1.0
Australia	10	1,956	0.8
Spain	7	1,814	0.8
Other	39	5,241	2.2
Total non-U.S.	356	53,604	22.9
Total	8,220	$234,153	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of December 31, 2020, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except for Puerto Rico Aqueduct and Sewer Authority (PRASA), Municipal Finance Agency (MFA) and University of Puerto Rico (U of PR).

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

    On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA established a seven-member financial oversight board (Oversight Board) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the United States Bankruptcy Code (Bankruptcy Code). With the terms of the original seven members of the Oversight Board having expired, the Oversight Board was reconstituted in late 2020 and early 2021 with a number of new members as well as several incumbents.

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

    The final form and timing of responses to Puerto Rico’s financial distress, the devastation of Hurricane Maria and the COVID-19 pandemic and evolving governmental and private responses to the pandemic, eventually taken by the federal government or implemented under the auspices of PROMESA and the Oversight Board or otherwise, and the final impact on the Company, after resolution of legal challenges, of any such responses on obligations insured by the Company, are uncertain. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company's results of operations and shareholders' equity.

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

Constitutionally Guaranteed

    General Obligation. As of December 31, 2020, the Company had $1,112 million insured net par outstanding of the general obligations of Puerto Rico, which are supported by the good faith, credit and taxing power of the Commonwealth. Despite the requirements of Article VI of its Constitution, the Commonwealth defaulted on the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to the Commonwealth.

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

On February 23, 2021 the Oversight Board announced it had entered into a revised general obligation Plan Support Agreement (GO PSA) with certain general obligation (GO) and Puerto Rico Public Buildings Authority (PBA) bondholders and insurers representing approximately $11.7 billion, approximately 62% of the aggregate amount of general obligation and PBA bond claims. In general, the GO PSA provides for lower Commonwealth debt service payments per annum relative to the Plan Support Agreement signed in February 2020 (February 2020 PSA), extends the tenor of new recovery bonds, increases the amount of cash distributed to creditors, and provides additional consideration in the form of a contingent value instrument. This contingent value instrument is intended to provide creditors with additional returns tied to outperformance of the Puerto Rico Sales and Use tax against May of 2020 certified fiscal plan projections. AGM and AGC each are a conditional support party to the GO PSA with an absolute withdrawal right that extends until March 31, 2021. While conditional support parties, AGM and AGC intend to negotiate an acceptable treatment of their PRHTA, PRCCDA and PRIFA revenue bond claims against the Commonwealth and its associated instrumentalities. The GO PSA purports to provide a framework to address approximately $18.8 billion of Commonwealth debt (including PBA debt), and provides for different recoveries based on the bonds’ vintage issuance date, with GO and PBA bonds issued before 2011 (Vintage) receiving higher recoveries than GO and PBA bonds issued in 2011 and thereafter (except that, for purposes of the GO PSA, Series 2011A GO bonds would be treated as Vintage bonds). The differentiated recovery scheme provided under the GO PSA is purportedly based on the Oversight Board’s attempt to invalidate the non-Vintage GO and PBA bonds (see “Puerto Rico Litigation” below).

On February 28, 2020, the Oversight Board filed with the Title III court an Amended Joint Plan of Adjustment of the Commonwealth (Amended POA) to restructure approximately $35 billion of debt (including the GO bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. It is anticipated that the Oversight Board will file in mid-March 2021 a further amended Commonwealth plan of adjustment that includes the terms of the settlement relating to the GO bonds embodied in the GO PSA. The Company believes the Amended POA, as filed on February 28, 2020, did not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

    PBA. As of December 31, 2020, the Company had $134 million insured net par outstanding of PBA bonds, which are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. Despite the requirements of Article VI of the Commonwealth's Constitution, the PBA defaulted on most of the debt service payment due on July 1, 2016, and the Company has been making claim payments on these bonds since then. On September 27, 2019, the Oversight Board filed a petition under Title III of PROMESA with respect to the PBA to allow the restructuring of the PBA claims through the Amended POA.

    The PBA bonds are covered by the GO PSA, described above. As noted above, on February 28, 2020, the Oversight Board filed with the Title III court an Amended POA to restructure approximately $35 billion of debt (including the PBA bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. It is anticipated that the Oversight Board will file in mid-March 2021 a further amended Commonwealth plan of adjustment that includes the terms of the settlement relating to the PBA bonds embodied in the GO PSA. The Company believes the Amended POA, as filed on February 28, 2020, did not comply with the laws and constitution of Puerto Rico and the provisions of PROMESA and does not satisfy the statutory requirements for confirmation of a plan of adjustment under Title III of PROMESA.

Public Corporations - Certain Revenues Potentially Subject to Clawback

    PRHTA. As of December 31, 2020, the Company had $817 million insured net par outstanding of PRHTA (transportation revenue) bonds and $493 million insured net par outstanding of PRHTA (highway revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The non-toll revenues consisting of excise taxes and fees collected by the Commonwealth on behalf of PRHTA and its bondholders that are statutorily allocated to PRHTA and its bondholders are potentially subject to clawback. Despite the presence of funds in relevant debt service reserve accounts that the Company believes should have been employed to fund debt service, PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The Oversight Board has filed a petition under Title III of PROMESA with respect to PRHTA.

    On June 26, 2020, the Oversight Board certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan projects very limited capacity to pay debt service over the five-year forecast period.

    PRCCDA. As of December 31, 2020, the Company had $152 million insured net par outstanding of PRCCDA bonds, which are secured by certain hotel tax revenues. These revenues are sensitive to the level of economic activity in the area and are potentially subject to clawback. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

    PRIFA. As of December 31, 2020, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. These revenues are potentially subject to the clawback. The Company has been making claim payments on the PRIFA bonds since January 2016.

Other Public Corporations

    Puerto Rico Electric Power Authority (PREPA). As of December 31, 2020, the Company had $776 million insured net par outstanding of PREPA obligations, which are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the Oversight Board commenced proceedings for PREPA under Title III of PROMESA.

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

    MFA. As of December 31, 2020, the Company had $223 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

U of PR. As of December 31, 2020, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Resolved Commonwealth Credits

Puerto Rico Sales Tax Financing Corporation (COFINA). On February 12, 2019, pursuant to a plan of adjustment approved by the PROMESA Title III Court, the Company paid off in full its $273 million net par outstanding of insured COFINA bonds, plus accrued and unpaid interest, and no longer has any exposure to COFINA. Pursuant to the plan of adjustment, the Company received $152 million in initial par of closed lien senior bonds of COFINA validated by the PROMESA Title III Court (which it has since sold), along with cash.
PRASA. In the fourth quarter of 2020, $372 million of PRASA obligations insured by the Company were refunded, reducing the Company's exposure to such bonds to $1 million of insured net par as of December 31, 2020. The Company's insured PRASA obligations are secured by a lien on the gross revenues of the water and sewer system.

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

On July 18, 2017, AGM and AGC filed in the Federal District Court for Puerto Rico a motion for relief from the automatic stay in the PREPA Title III bankruptcy proceeding and a form of complaint seeking the appointment of a receiver for PREPA. The court denied the motion on September 14, 2017, but on August 8, 2018, the First Circuit vacated and remanded the court's decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver. Under the PREPA RSA, AGM and AGC have agreed to withdraw from the lift stay motion upon the Title III Court’s approval of the settlement of claims embodied in the PREPA RSA. The Oversight Board filed a status report on May 15, 2020 regarding PREPA's financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, and that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned. On May 22, 2020, the Title III Court issued an order to that effect. The Oversight Board has filed updated status reports on July 31, 2020, September 25, 2020, and December 9, 2020, and requested that it be permitted to file a further updated report by March 10, 2021.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the Oversight Board lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the Oversight Board's motion to stay this adversary proceeding pending a decision by the First Circuit in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order and be addressed in the Commonwealth plan confirmation process. Judge Swain postponed certain deadlines and hearings, including those related to the plan of adjustment, indefinitely as a result of the COVID-19 pandemic. Pursuant to the court's order, the Oversight Board filed an updated status report on September 9, 2020, as well as a subsequent update on October 25, 2020, regarding the effects of the pandemic on the Commonwealth. Subsequently, the court ordered the Oversight Board to file a further updated report by December 8, 2020 and, no later than February 10, 2021, an amended Commonwealth disclosure statement and plan of adjustment or, at a minimum, a term sheet outlining such amendments necessitated by the COVID-19 pandemic. On February 10, 2021, the Oversight Board filed a motion to extend the deadline to March 8, 2021 given a recent preliminary agreement with creditors.
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
    On January 14, 2019, the Oversight Board and the Official Committee of Unsecured Creditors filed an omnibus objection in the Title III Court to claims filed by holders of approximately $6 billion of Commonwealth general obligation bonds issued in 2012 and 2014, asserting among other things that such bonds were issued in violation of the Puerto Rico constitutional debt service limit, such bonds are null and void, and the holders have no equitable remedy against the Commonwealth. Pursuant to procedures established by Judge Swain, on April 10, 2019, AGM filed a notice of participation in these proceedings. As of December 31, 2020, $369 million of the Company’s insured net par outstanding of the general obligation bonds of Puerto Rico were issued on or after March 2012. On May 21, 2019, the Official Committee of Unsecured Creditors filed a claim objection to certain Commonwealth general obligation bonds issued in 2011, approximately $210 million of which are insured by the Company as of December 31, 2020, on substantially the same bases as the January 14, 2019 filing, and which the plaintiffs propose to be subject to the proceedings relating to the 2012 and 2014 bonds. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, but did not further extend the stay with respect to this matter. On January 8, 2020, certain Commonwealth general obligation bondholders (self-styled as the Lawful Constitutional Debt Coalition) filed a claim objection to the 2012 and 2014 bonds, asserting among other things that those bonds were issued in violation of the Puerto Rico constitutional debt limit and are not entitled to first priority status under the Puerto Rico Constitution. Judge Swain stayed these proceedings pending the Court’s determination on the Commonwealth’s plan of adjustment.
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

On January 16, 2020, AGM and AGC along with certain other monoline insurers filed in Federal District Court for Puerto Rico a motion (amending and superseding a motion filed by AGM and AGC on August 23, 2019) for relief from the automatic stay imposed pursuant to Title III of PROMESA to permit AGM and AGC, and the other moving parties to enforce in another forum the application of the revenues securing the PRHTA Bonds (the PRHTA Revenues) or, in the alternative, for adequate protection for their property interests in PRHTA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. Pursuant to orders issued on July 2, 2020 and September 9, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to liens or other property interests in PRHTA Revenues that have not been deposited in the related bond resolution funds. On September 23, 2020, AGM and AGC filed a notice of appeal of this denial and the underlying determinations to the First Circuit, which held oral arguments on February 4, 2021.

    On January 16, 2020, the Oversight Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the Commonwealth Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or property interests with respect to PRHTA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion.

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

    On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRIFA Rum Tax Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRIFA Bonds (the PRIFA Revenues), seeking an order lifting the automatic stay so that AGM and AGC and the other moving parties can enforce rights respecting the PRIFA Revenues in another forum or, in the alternative, that the Commonwealth must provide adequate protection for such parties’ lien on the PRIFA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. Pursuant to orders issued on July 2, 2020 and September 9, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to PRIFA Revenues that have not been deposited in the related sinking fund.  On September 23, 2020, AGM and AGC filed a notice of appeal of this denial and the underlying determinations to the First Circuit, which held oral arguments on February 4, 2021.

    On January 16, 2020, the Oversight Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRIFA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or ownership interests with respect to PRIFA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRCCDA Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRCCDA Bonds (the PRCCDA Revenues), seeking an order that an action to enforce rights respecting the PRCCDA Revenues in another forum is not subject to the automatic stay associated with the Commonwealth’s Title III proceeding or, in the alternative, if the court finds that the stay is applicable, lifting the automatic stay so that AGM, AGC and the other moving parties can enforce such rights in another forum or, in the further alternative, if the court finds the automatic stay applicable and does not lift it, that the Commonwealth must provide adequate protection for such parties’ lien on the PRCCDA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. On July 2, 2020, Judge Swain held that a proposed enforcement action by AGM, AGC and other moving parties in another court would be subject to the automatic stay, that such parties have a colorable claim to a security interest in funds deposited in the “Transfer Account” and have shown a reasonable likelihood that a certain account held by Scotiabank is the Transfer Account, but denied the motion to the extent it sought stay relief or adequate protection with respect to PRCCDA Revenues that have not been deposited in the Transfer Account.  Pursuant to a memorandum issued on September 9, 2020, Judge Swain held that the final hearing with respect to the Transfer Account shall be deemed to have occurred when the court issues its final decisions in the PRCCDA Adversary Proceeding concerning the identity of the Transfer Account and the parties' respective rights in the alleged Transfer Account monies. Following the final hearing with respect to the Transfer Account, AGM and AGC intend to appeal the portion of the opinion constituting a denial and the underlying determinations related to the denial to the First Circuit.

    On January 16, 2020, the Oversight Board brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRCCDA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRCCDA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
(in millions)
Exposure to Puerto Rico	$3,789	$4,458	$5,674	$6,956

Puerto Rico
Net Par Outstanding

	As of
	December 31, 2020 (1)	December 31, 2019
	(in millions)
Commonwealth Constitutionally Guaranteed
Commonwealth of Puerto Rico - General Obligation Bonds (2)	$1,112	$1,253
PBA	134	140
Public Corporations - Certain Revenues Potentially Subject to Clawback
PRHTA (Transportation revenue) (2)	817	811
PRHTA (Highway revenue) (2)	493	454
PRCCDA	152	152
PRIFA	16	16
Other Public Corporations
PREPA (2)	776	822
MFA	223	248
PRASA	1	373
U of PR	1	1
Total net exposure to Puerto Rico	$3,725	$4,270
____________________
(1)    In 2020, the Company reassumed $118 million in net par of Puerto Rico exposures from its largest remaining legacy financial guaranty reinsurer.
(2)    As of the date of this filing, the Oversight Board has certified a filing under Title III of PROMESA for these exposures.

    The following table shows the scheduled amortization of the insured general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. In the event that obligors default on their obligations, the Company would only be required to pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of December 31, 2020

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2021 (January 1 - March 31)	$—	$92
2021 (April 1 - June 30)	—	3
2021 (July 1 - September 30)	152	244
2021 (October 1 - December 31)	—	3
Subtotal 2021	152	342
2022	176	356
2023	206	377
2024	222	384
2025	223	373
2026-2030	987	1,575
2031-2035	1,205	1,557
2036-2040	505	576
2041-2042	49	51
Total	$3,725	$5,591

Exposure to the U.S. Virgin Islands

    As of December 31, 2020, the Company had $478 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $216 million BIG. The $262 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $216 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. As of December 31, 2020, $13 million of aircraft residual value insurance exposure was rated BIG. As of December 31, 2019 all specialty insurance and reinsurance exposures shown in the table below were rated investment grade internally.

Specialty Insurance and Reinsurance
Exposure

	Gross Exposure		Net Exposure
	As of		As of
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(in millions)
Life insurance transactions (1)	$1,121	$1,046	$720	$898
Aircraft residual value insurance policies	363	398	208	243
Total	$1,484	$1,444	$928	$1,141
____________________
(1)    The life insurance transactions net exposure is projected to increase to approximately $957 million by March 31, 2027.
5.     Expected Loss to be Paid (Recovered)

    Management compiles and analyzes loss information for all exposures on a consistent basis, in order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio. The Company monitors and assigns ratings and calculates expected loss to be paid (recovered) in the same manner for all its exposures regardless of form or differing accounting models. This note provides information regarding expected claim payments to be made under all contracts in the insured portfolio.

    Expected cash outflows and inflows are probability weighted cash flows that reflect management's assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company's risk-management activities. Expected loss to be paid (recovered) is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts.

The expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for claim and LAE payments, net of (i) inflows for expected salvage, subrogation and other recoveries, and (ii) excess spread on underlying collateral. Cash flows are discounted at current risk-free rates. The Company updates the discount rates each quarter and reflects the effect of such changes in economic loss development. Net expected loss to be paid (recovered) is also net of amounts ceded to reinsurers.

In circumstances where the Company has purchased its own insured obligations that have expected losses, and in cases where issuers of insured obligations elected or the Company and an issuer mutually agreed as part of a negotiation to deliver the underlying collateral, insured obligation or a new security to the Company, expected loss to be paid (recovered) is reduced and the asset received is prospectively accounted for under the applicable guidance for that instrument. Insured obligations with expected losses that are purchased by the Company are referred to as loss mitigation securities and are recorded in the investment portfolio, at fair value excluding the value of the Company's insurance. For loss mitigation securities, the difference between the purchase price of the insured obligation and the fair value excluding the value of the Company's insurance (on the date of acquisition) is treated as a paid loss. See Note 9, Investments and Cash and Note 11, Fair Value Measurement.

Economic loss development represents the change in net expected loss to be paid (recovered) attributable to the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

    The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company's control rights. The three models are: (1) insurance as described in "Financial Guaranty Insurance Losses" in Note 6, Contracts Accounted for as Insurance, (2) derivatives as described in Note 11, Fair Value Measurement and Note 7, Contracts Accounted for as Credit Derivatives, and (3) VIE consolidation as described in Note 10, Variable Interest Entities. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of the three accounting models.

Loss Estimation Process

    The Company’s loss reserve committees estimate expected loss to be paid (recovered) for all contracts by reviewing analyses that consider various scenarios with corresponding probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments, sector-driven loss severity assumptions and/or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company monitors the performance of its transactions with expected losses and each quarter the Company’s loss reserve committees review and refresh their loss projection assumptions, scenarios and the probabilities they assign to those scenarios based on actual developments during the quarter and their view of future performance.

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

    The Company does not use traditional actuarial approaches to determine its estimates of expected losses. The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations, recovery rates, delinquency and prepayment rates (with respect to RMBS), timing of cash flows, and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and have a material effect on the Company's financial statements. Each quarter, the Company may revise its scenarios and update assumptions (which may include shifting probability weightings of its scenarios) based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Such information includes management's view of the potential impact of COVID-19 on its distressed exposures. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

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

    The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts under all accounting models (insurance, derivative and VIE). The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 1.72% with a weighted average of 0.60% as of December 31, 2020 and 0.00% to 2.45% with a weighted average of 1.94% as of December 31, 2019. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 6.8% and 3.2% of the total as of December 31, 2020 and December 31, 2019, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Year Ended December 31,
	2020	2019
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$737	$1,183
Economic loss development (benefit) due to:
Accretion of discount	9	22
Changes in discount rates	13	(11)
Changes in timing and assumptions	123	(12)
Total economic loss development (benefit)	145	(1)
Net (paid) recovered losses	(353)	(445)
Net expected loss to be paid (recovered), end of period	$529	$737

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Year Ended December 31, 2020
	Net Expected Loss to be Paid (Recovered) as of December 31, 2019	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$190	$(416)	$305
Non-U.S. public finance	23	13	—	36
Public finance	554	203	(416)	341
Structured finance:
U.S. RMBS	146	(71)	73	148
Other structured finance	37	13	(10)	40
Structured finance	183	(58)	63	188
Total	$737	$145	$(353)	$529

	Year Ended December 31, 2019
	Net Expected Loss to be Paid (Recovered) as of December 31, 2018	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$224	$(525)	$531
Non-U.S. public finance	32	(9)	—	23
Public finance	864	215	(525)	554
Structured finance:
U.S. RMBS	293	(234)	87	146
Other structured finance	26	18	(7)	37
Structured finance	319	(216)	80	183
Total	$1,183	$(1)	$(445)	$737
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets. The amounts for 2019 are net of bonds and cash received pursuant to the implementation of the plan of adjustment for COFINA.

The tables above include (1) LAE paid of $25 million and $35 million for the years ended December 31, 2020 and 2019, respectively, and (2) expected LAE to be paid of $23 million as of December 31, 2020 and $33 million as of December 31, 2019.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
	2020	2019	2020	2019
	(in millions)
Insurance (see Notes 6 and 8)	$471	$683	$142	$14
FG VIEs (see Note 10)	59	58	1	(29)
Credit derivatives (see Note 7)	(1)	(4)	2	14
Total	$529	$737	$145	$(1)

Selected U.S. Public Finance Transactions

    The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of December 31, 2020, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 4, Outstanding Insurance Exposure.
    On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of December 31, 2020, the Company’s net par subject to the plan consisted of $104 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City's revenue growth, which will likely be impacted by COVID-19.

    The Company projects its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2020, including those mentioned above, to be $305 million, compared with a net expected loss of $531 million as of December 31, 2019. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. As of December 31, 2020, that credit was $1,154 million, compared with $819 million at

December 31, 2019. The Company’s net expected losses incorporate management’s probability weighted estimates of possible scenarios.

    The economic loss development for U.S. public finance transactions was $190 million in 2020, which was primarily attributable to Puerto Rico exposures. The loss development attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions it uses in its scenarios based on the public information as discussed under "Exposure to Puerto Rico" in Note 4, Outstanding Insurance Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non-U.S. Public Finance Transactions

    Expected loss to be paid for non-U.S. public finance transactions was $36 million as of December 31, 2020, compared with $23 million as of December 31, 2019, primarily consisting of: (i) an obligation for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction, (ii) an obligation backed by the availability and toll revenues of a major arterial road, which has been underperforming due to higher costs compared with expectations at underwriting, and (iii) transactions with sub-sovereign exposure to various Spanish or Portuguese issuers where a Spanish or Portuguese sovereign default may cause the sub-sovereigns also to default. The economic loss development for non-U.S. public finance transactions, including those mentioned above, was approximately $13 million during 2020 and was primarily attributable to the impact of lower Euribor.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Year Ended December 31,
	2020	2019
	(in millions)
First lien U.S. RMBS	$(45)	$(77)
Second lien U.S. RMBS	(26)	(157)

As of December 31, 2020, the Company had a net R&W payable of $74 million to R&W counterparties, compared with a net R&W payable of $53 million as of December 31, 2019. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

    U.S. First Lien RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are or in the past twelve months have been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss projections in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews the most recent 12 months of this data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing categories.

First Lien Liquidation Rates

	As of December 31,
	2020	2019	2018
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	30	30
Option ARM	35	35	35
Subprime	30	35	40
60 – 89 Days Delinquent
Alt-A and Prime	40	40	40
Option ARM	45	45	45
Subprime	40	45	45
90+ Days Delinquent
Alt-A and Prime	55	55	50
Option ARM	60	55	55
Subprime	45	50	50
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	60	65	60
Option ARM	65	65	65
Subprime	55	60	60
Real Estate Owned
All	100	100	100

Towards the end of the first quarter of 2020, lenders began offering mortgage borrowers the option to forbear interest and principal payments of their loans due to the COVID -19 pandemic, and to repay such amounts at a later date. This resulted in an increase in early-stage delinquencies in RMBS transactions during the second quarter of 2020 and late-stage delinquencies during the second half of 2020. The Company's expected loss estimate assumes that a portion of delinquencies are due to COVID-19 related forbearances, and applies a liquidation rate of 20% to such loans. This is the same liquidation rate assumption used when estimating expected losses for current loans modified or delinquent within the last 12 months, as the Company believes this is the category that most resembles the population of new forbearance delinquencies.

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 2.5 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of December 31, 2020				As of December 31, 2019				As of December 31, 2018
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.0%	–	9.7%	5.3%	0.3%	–	8.4%	4.1%	1.2%	–	11.4%	4.6%
Final CDR	0.0%	–	0.5%	0.3%	0.0%	–	0.4%	0.2%	0.1%	–	0.6%	0.2%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	70%				70%				70%
Option ARM
Plateau CDR	2.3%	–	11.9%	5.4%	1.8%	–	8.4%	5.4%	1.8%	–	8.3%	5.6%
Final CDR	0.1%	–	0.6%	0.3%	0.1%	–	0.4%	0.3%	0.1%	–	0.4%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				60%				60%
2007+	60%				70%				70%
Subprime
Plateau CDR	2.7%	–	11.3%	5.6%	1.6%	–	18.1%	5.6%	1.8%	–	23.2%	6.2%
Final CDR	0.1%	–	0.6%	0.3%	0.1%	–	0.9%	0.3%	0.1%	–	1.2%	0.3%
Initial loss severity:
2005 and prior	60%				75%				80%
2006	70%				75%				75%
2007+	70%				75%				95%

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

    In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed

CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2020 and December 31, 2019.

    Total expected loss to be paid on all first lien U.S. RMBS was $133 million and $166 million as of December 31, 2020 and December 31, 2019, respectively. The $45 million economic benefit in 2020 for first lien U.S. RMBS was primarily attributable to higher excess spread on certain transactions, partially offset by COVID-19 related forbearances and changes in discount rates. Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR, which decreased in 2020, and so increased excess spread. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2020 as it used as of December 31, 2019, increasing and decreasing the periods of stress from those used in the base case. LIBOR may be discontinued, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR. The economic development attributable to changes in discount rates was a loss of $17 million in 2020.

In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $39 million for all first lien U.S. RMBS transactions.

In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $39 million for all first lien U.S. RMBS transactions.

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of December 31, 2020 and December 31, 2019, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact.The Company projects future recoveries on these charged-off loans at the rate shown in the table below. Such recoveries are assumed to be received evenly over the next five years. Increasing the recovery rate to 30% would result in an economic benefit of $49 million, while decreasing the recovery rate to 10% would result in an economic loss of $49 million.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid for all second lien U.S. RMBS was $15 million as of December 31, 2020 and total expected recovery was $20 million as of December 31, 2019. The $26 million economic benefit in 2020 was primarily attributable to improved performance in certain transactions and higher actual recoveries received for previously charged-off loans, partially offset by COVID-19 related forbearances.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of December 31, 2020				As of December 31, 2019				As of December 31, 2018
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	5.0%	–	36.2%	12.9%	5.9%	–	24.6%	9.5%	4.6%	–	26.8%	10.1%
Final CDR trended down to	2.5%	–	3.2%	2.5%	2.5%	–	3.2%	2.5%	2.5%	–	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	30				30				35
60 – 89 Days Delinquent	40				45				50
90+ Days Delinquent	60				65				70
Bankruptcy	55				55				55
Foreclosure	55				55				65
Real Estate Owned	100				100				100
Loss severity (1)	98%				98%				98%
Projected future recoveries on previously charged-off loans	20%				20%				10%
___________________
(1)    Loss severities on future defaults.

The Company’s base case assumed a six-month CDR plateau and a 28-month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company's most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $7 million for HELOC transactions. On the other hand, in the Company's least stressful scenario, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $8 million for HELOC transactions.

Non-U.S. RMBS Structured Finance

    The Company projected that its total net expected loss across its troubled non-U.S. RMBS structured finance exposures as of December 31, 2020 was $40 million and was primarily attributable to student loan securitizations issued by private issuers with $69 million in BIG net par issued. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of December 31, 2020. The economic loss development across all non-U.S. RMBS structured finance transactions during 2020 was $13 million, which was primarily attributable to LAE for certain transactions and deterioration of certain aircraft residual value insurance exposures.

Recovery Litigation

    In the ordinary course of their respective businesses, certain of AGL's subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company's financial statements.

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

6.    Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 4, Outstanding Insurance Exposure, and Note 5, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance. See Note 7, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 10, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.
Accounting Policies

Financial guaranty contracts that meet the scope exception under derivative accounting guidance are subject to industry specific guidance for financial guaranty insurance. The accounting for contracts that fall under the financial guaranty insurance definition is consistent whether contracts are written on a direct basis, assumed from another financial guarantor, ceded to another insurer, or acquired in a business combination.

Premiums receivable represent the present value of contractual or expected future premium collections discounted using risk free rates. Unearned premium reserve represents deferred premium revenue, less claim payments made (net of recoveries received) that have not yet been recognized in the statement of operations (contra-paid). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under "Financial Guaranty Insurance Losses."

The amount of deferred premium revenue at contract inception is determined as follows:

•For premiums received upfront on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is equal to the amount of cash received. Upfront premiums typically relate to public finance transactions.

•For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is the present value (discounted at risk free rates) of either (1) contractual premiums due or (2) in cases where the underlying collateral is composed of homogeneous pools of assets, the expected premiums to be collected over the life of the contract. To be considered a homogeneous pool of assets, prepayments must be contractually allowable, the amount of prepayments must be probable, and the timing and amount of prepayments must be reasonably estimable. Installment premiums typically relate to structured finance and infrastructure transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the transaction.

•For financial guaranty insurance contracts acquired in a business combination, deferred premium revenue is equal to the fair value of the Company's stand-ready obligation portion of the insurance contract at the date of acquisition based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date and not the actual cash flows under the insurance contract. The amount of deferred premium revenue may differ significantly from cash collections primarily due to fair value adjustments recorded in connection with a business combination.

When the Company adjusts prepayment assumptions or expected premium collections for obligations backed by homogeneous pools of assets, an adjustment is recorded to the deferred premium revenue, with a corresponding adjustment to the premium receivable. Premiums receivable are discounted at the risk-free rate at inception and such discount rate is updated only when changes to prepayment assumptions are made that change the expected date of final maturity.

The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured par amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured par amounts outstanding in the reporting period compared with the sum of each of the insured par amounts outstanding for all periods. When an insured financial obligation is retired before its maturity, the financial guaranty insurance contract is extinguished, and any nonrefundable deferred premium revenue related to that contract is accelerated and recognized as premium revenue. Effective January 1,2020, the Company periodically assesses the need for an allowance for credit loss on premiums receivables.

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

Ceded unearned premium reserve is recorded as an asset. Direct, assumed and ceded earned premiums are presented together as net earned premiums in the statement of operations. See Note 8, Reinsurance, for a breakout of direct, assumed and ceded premiums. The components of net earned premiums are shown in the table below:

Net Earned Premiums

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$334	$331	$367
Accelerations from refundings and terminations	129	122	159
Accretion of discount on net premiums receivable	20	17	18
Financial guaranty insurance net earned premiums	483	470	544
Specialty net earned premiums	2	6	4
Net earned premiums (1)	$485	$476	$548
 ___________________
(1)    Excludes $5 million, $18 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Beginning of year	$1,286	$904	$915
Less: Specialty insurance premium receivable	2	1	1
Financial guaranty insurance premiums receivable	1,284	903	914
Gross written premiums on new business, net of commissions (1)	462	689	610
Gross premiums received, net of commissions	(426)	(318)	(577)
Adjustments:
Changes in the expected term	(10)	(21)	(8)
Accretion of discount, net of commissions on assumed business	18	10	9
Foreign exchange translation and remeasurement	43	21	(35)
Cancellation of assumed reinsurance	—	—	(10)
Financial guaranty insurance premium receivable (2)	1,371	1,284	903
Specialty insurance premium receivable	1	2	1
December 31,	$1,372	$1,286	$904
____________________
(1)     For transactions where one of the Company's financial guaranty contracts is replaced by another of the Company's insurance subsidiary's contracts, gross written premium in this table represents only the incremental amount in excess of the original gross written premiums. The year ended December 31, 2018 included $330 million of gross written premiums assumed from SGI on June 1, 2018, when the Company closed the SGI Transaction. See Note 2, Business Combinations and Assumption of Insured Portfolio.
(2)    Excludes $6 million, $7 million and $9 million as of December 31, 2020, 2019 and 2018, respectively, related to consolidated FG VIEs.

Approximately 80% and 78% of installment premiums as of December 31, 2020 and December 31, 2019, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of December 31, 2020
(in millions)
2021 (January 1 - March 31)	$44
2021 (April 1 - June 30)	39
2021 (July 1 - September 30)	30
2021 (October 1 - December 31)	23
Subtotal 2021	136
2022	115
2023	103
2024	94
2025	82
2026-2030	353
2031-2035	246
2036-2040	158
After 2040	353
Total (1)	$1,640
____________________
(1)    Excludes expected cash collections on consolidated FG VIEs of $8 million.

The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, restructurings, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of December 31, 2020
(in millions)
2021 (January 1 - March 31)	$80
2021 (April 1 - June 30)	80
2021 (July 1 - September 30)	79
2021 (October 1 - December 31)	77
Subtotal 2021	316
2022	290
2023	267
2024	246
2025	223
2026-2030	907
2031-2035	626
2036-2040	362
After 2040	501
Net deferred premium revenue (1)	3,738
Future accretion	269
Total future net earned premiums	$4,007
 ____________________
(1)    Excludes net earned premiums on consolidated FG VIEs of $43 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of
	December 31, 2020	December 31, 2019
	(dollars in millions)
Premiums receivable, net of commission payable	$1,371	$1,284
Gross deferred premium revenue	1,664	1,637
Weighted-average risk-free rate used to discount premiums	1.6%	1.7%
Weighted-average period of premiums receivable (in years)	12.8	13.3

Financial Guaranty Insurance Acquisition Costs

Accounting Policy

Policy acquisition costs that are directly related and essential to successful insurance contract acquisition, as well as ceding commission income and expense on ceded and assumed reinsurance contracts, are deferred and reported net.

Capitalized policy acquisition costs include the cost of underwriting personnel attributable to successful underwriting efforts. The Company conducts an annual time study, which requires the use of judgement, to estimate the amount of costs to be deferred.

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

Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as overhead costs are charged to expense as incurred.

Expected losses and LAE, investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Rollforward of
Deferred Acquisition Costs

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Beginning of year	$111	$105	$101
Costs deferred during the period	24	23	19
Costs amortized during the period	(16)	(17)	(15)
December 31,	$119	$111	$105

Financial Guaranty Insurance Losses

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on unpaid losses and reported in other assets. As discussed in Note 11, Fair Value Measurement, contracts that meet the definition of a derivative, as well as assets and liabilities of consolidated FG VIEs, are recorded separately at fair value. Any loss and LAE reserves related to consolidated FG VIEs are eliminated upon consolidation. Any expected losses to be paid/(recovered) on credit derivatives are reflected in the fair value of credit derivatives.

    Under financial guaranty insurance accounting, the sum of unearned premium reserve and loss and LAE reserve represents the Company's stand‑ready obligation. At contract inception, the entire stand-ready obligation is represented entirely by unearned premium reserve. A loss and LAE reserve for an insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid (total losses) exceed the deferred premium revenue, on a contract by contract basis. Unearned premium reserve is deferred premium revenue, less claim payments (net of recoveries received) that have not yet been recognized in the statement of operations (contra-paid). As a result, the Company has expected loss to be paid that has not yet been expensed. Such amounts will be recognized in future periods as deferred premium revenue amortizes into income.
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

Salvage and Subrogation Recoverable

When the Company becomes entitled to the cash flow from the underlying collateral of an insured exposure under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Such reduction in expected loss to be paid can result in one of the following:

•a reduction in the corresponding loss and LAE reserve with a benefit to the income statement,

•no effect on the consolidated balance sheet or statement of operations, if “total loss” is not in excess of deferred premium revenue, or

•the recording of a salvage asset with a benefit to the income statement if the transaction is in a net recovery position at the reporting date.

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

Insurance Contracts' Loss Information

Loss reserves, are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 1.72% with a weighted average of 0.60% as of December 31, 2020, and 0.0% to 2.45% with a weighted average of 1.94% as of December 31, 2019.

The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage)

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Public finance:
U.S. public finance	$129	$328
Non-U.S. public finance	11	5
Public finance	140	333
Structured finance:
U.S. RMBS (1)	(52)	(78)
Other structured finance	34	40
Structured finance	(18)	(38)
Total	$122	$295
____________________
(1)    Excludes net reserves of $32 million and $33 million as of December 31, 2020 and December 31, 2019, respectively, related to consolidated FG VIEs.

Components of Net Reserves (Salvage)

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Loss and LAE reserve	$1,088	$1,050
Reinsurance recoverable on unpaid losses (1)	(8)	(38)
Loss and LAE reserve, net	1,080	1,012
Salvage and subrogation recoverable	(991)	(747)
Salvage and subrogation reinsurance payable (2)	33	30
Salvage and subrogation recoverable, net	(958)	(717)
Net reserves (salvage)	$122	$295
____________________
(1)          Recorded as a component of other assets in the consolidated balance sheets.
(2)          Recorded as a component of other liabilities in the consolidated balance sheets.

    The table below provides a reconciliation of net expected loss to be paid (recovered) for financial guaranty insurance contracts to net expected loss to be expensed. Expected loss to be paid (recovered) for financial guaranty insurance contracts differs from expected loss to be expensed due to: (i) the contra-paid which represents the claim payments made and recoveries received that have not yet been recognized in the statement of operations, (ii) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (and therefore recognized in income but not yet received), and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid (Recovered) and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2020
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$476
Contra-paid, net	34
Salvage and subrogation recoverable, net, and other recoverable	950
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,077)
Net expected loss to be expensed (present value) (1)	$383
____________________
(1)    Excludes $31 million as of December 31, 2020 related to consolidated FG VIEs.

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2020
(in millions)
2021 (January 1 - March 31)	$8
2021 (April 1 - June 30)	9
2021 (July 1 - September 30)	9
2021 (October 1 - December 31)	8
Subtotal 2021	34
2022	35
2023	32
2024	32
2025	30
2026-2030	123
2031-2035	75
2036-2040	18
After 2040	4
Net expected loss to be expensed	383
Future accretion	104
Total expected future loss and LAE	$487

    The following table presents the loss and LAE recorded in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Consolidated Statements of Operations

	Loss (Benefit)
	Year Ended December 31,
	2020	2019	2018
	(in millions)
Public finance:
U.S. public finance	$225	$247	$90
Non-U.S. public finance	5	(7)	(7)
Public finance	230	240	83
Structured finance:
U.S. RMBS (1)	(34)	(154)	(15)
Other structured finance	7	7	(4)
Structured finance	(27)	(147)	(19)
Loss and LAE	$203	$93	$64
____________________
(1)    Excludes a loss of $3 million, a benefit of $20 million and a benefit of $3 million for the years ended December 31, 2020, 2019 and 2018, respectively, related to consolidated FG VIEs.

    The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2020

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	125	(1)	19	—	126	(4)	270	—	270
Remaining weighted-average period (in years)	7.5	5.0	9.2	—	9.4	6.1	8.7	—	8.7
Outstanding exposure:
Par	$2,791	$(10)	$130	$—	$5,009	$(65)	$7,855	$—	$7,855
Interest	1,092	(2)	36	—	2,175	(16)	3,285	—	3,285
Total (2)	$3,883	$(12)	$166	$—	$7,184	$(81)	$11,140	$—	$11,140
Expected cash outflows (inflows)	$173	$(1)	$29	$—	$4,699	$(50)	$4,850	$(259)	$4,591
Potential recoveries (3)	(707)	20	(3)	—	(3,565)	54	$(4,201)	190	(4,011)
Subtotal	(534)	19	26	—	1,134	4	649	(69)	580
Discount	22	—	(3)	—	(132)	(1)	(114)	10	(104)
Present value of expected cash flows	$(512)	$19	$23	$—	$1,002	$3	$535	$(59)	$476
Deferred premium revenue	$116	$—	$2	$—	$436	$(3)	$551	$(43)	$508
Reserves (salvage)	$(547)	$19	$21	$—	$660	$6	$159	$(32)	$127

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

For example, the U.S. Insurance Subsidiaries have issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. The U.S. Insurance Subsidiaries insure periodic payments owed by the municipal obligors to the bank counterparties. In such cases, the U.S. Insurance Subsidiaries would be required to pay the termination payment owed by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy, if (i) the U.S. Insurance Subsidiaries have been downgraded below the rating trigger set forth in a swap under which they have insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing the U.S. Insurance Subsidiaries or otherwise curing the downgrade of the U.S. Insurance Subsidiaries; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded below the rating trigger set forth in such swap (which rating trigger varies on a transaction by transaction basis), and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it. Conversely, no termination payment would be owed in such cases if the transaction documents include as a condition that an underlying event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded below a specified rating trigger, and such condition has not been met. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of the U.S. Insurance Subsidiaries were downgraded below "A-" by S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P) or below "A3" by Moody's, and the conditions giving rise to the obligation of the U.S. Insurance Subsidiaries to make a payment under the swap policies were all satisfied, then the U.S. Insurance Subsidiaries could pay claims in an amount not exceeding approximately $40 million in respect of such termination payments.

    As another example, with respect to variable rate demand obligations (VRDOs) for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% — 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2020, AGM and AGC had insured approximately $1.9 billion net par of VRDOs, of which approximately $20 million of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

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

Accounting Policy

Credit derivatives are recorded at fair value. Changes in fair value are recorded in “net change in fair value of credit derivatives” on the consolidated statement of operations. The fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract by contract basis in the Company's consolidated balance sheets. See Note 11, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivative Net Par Outstanding by Sector

     The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 11.9 years and 11.5 years as of at December 31, 2020 and December 31, 2019, respectively.
Credit Derivatives (1)

	As of December 31, 2020		As of December 31, 2019
	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S public finance	$1,980	$(38)	$1,942	$(83)
Non-U.S public finance	2,257	(27)	2,676	(39)
U.S structured finance	997	(30)	1,206	(58)
Non-U.S structured finance	137	(5)	132	(5)
Total	$5,371	$(100)	$5,956	$(185)
____________________
(1)    Expected recoveries were $1 million as of December 31, 2020 and $4 million as of December 31, 2019.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2020		As of December 31, 2019
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,796	33.5%	$1,730	29.0%
AA	1,541	28.7	1,695	28.5
A	758	14.1	1,110	18.6
BBB	1,156	21.5	1,292	21.7
BIG	120	2.2	129	2.2
Credit derivative net par outstanding	$5,371	100.0%	$5,956	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gains (Losses)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Realized gains on credit derivatives	$6	$8	$9
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(10)	(35)	(25)
Realized gains (losses) and other settlements	(4)	(27)	(16)
Net unrealized gains (losses)	85	21	128
Net change in fair value of credit derivatives	$81	$(6)	$112

    Net credit derivative losses and other settlements for 2020 were primarily due to certain structured finance CDS transactions. Net credit derivative losses and other settlements for 2019 were primarily due to payments related to various U.S. structured finance transactions, including those for a final maturity paydown and for which there was an offsetting unrealized gain. Net credit derivative losses and other settlements for 2018 were primarily due to a paydown of a U.S. structured finance transaction, for which there was an offsetting unrealized gain.

    During 2020, unrealized fair value gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased. Some of the unrealized fair value gains from the increased cost to buy protection on AGC was limited by certain transactions reaching their floor levels. As of December 31, 2020, approximately 51% of the fair value of CDS contracts was related to transactions that had reached their floors, which consisted of two transactions with $2.4 billion in net par outstanding.

    During 2019, unrealized fair value gains were generated primarily as a result of price improvements on the underlying collateral of the Company's CDS. These unrealized fair value gains were partially offset by unrealized fair value losses resulting from wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period.

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

    The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC. The Company determines its own credit risk primarily based on quoted CDS prices traded on AGC at each balance sheet date.

CDS Spread on AGC (in basis points)

	As of
	December 31, 2020	December 31, 2019	December 31, 2018
Five-year CDS spread	132	41	110
One-year CDS spread	36	9	22

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC
Credit Spread

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(313)	$(261)
Plus: Effect of AGC credit spread	213	76
Net fair value of credit derivatives	$(100)	$(185)

The fair value of CDS contracts as of December 31, 2020, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wide credit spreads generally due to relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $98 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $98 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of December 31, 2020, AGC did not have to post collateral to satisfy these requirements.

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

Accounting Policy

For business assumed and ceded, the accounting model of the underlying direct financial guaranty contract dictates the accounting model used for the reinsurance contract (except for those eliminated as FG VIEs). For any assumed or ceded financial guaranty insurance premiums and losses, the accounting models described in Note 6, Contracts Accounted for as Insurance, are followed. For any assumed or ceded credit derivative contracts, the accounting model in Note 7, Contracts Accounted for as Credit Derivatives, is followed.

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

    As of December 31, 2020, if each third party company ceding business to any of the Company's insurance subsidiaries had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AG Re and AGC could be required to pay to all such companies would be approximately $40 million and $238 million, respectively.

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

Specialty Business

The Company, through AGRO, assumes specialty business from third party insurers (Assumed Specialty Business). It also cedes and retrocedes some of its specialty business to third party reinsurers. A downgrade of AGRO’s financial strength rating by S&P below "A" would require AGRO to post, as of December 31, 2020, no collateral in respect of certain of its Assumed Specialty Business due to a salvage reserve that AGRO maintains in respect of such business. A further downgrade of AGRO’s S&P rating below A- would give the company ceding such business the right to recapture the business for AGRO’s collateral amount, and, if also accompanied by a downgrade of AGRO's financial strength rating by A.M. Best Company, Inc. below A-, would also require AGRO to post, as of December 31, 2020, an estimated $13 million of collateral in respect of a different portion of AGRO’s Assumed Specialty Business. AGRO’s ceded/retroceded contracts generally have equivalent provisions requiring the assuming reinsurer to post collateral and/or allowing AGRO to recapture the ceded/retroceded business upon certain triggering events, such as reinsurer rating downgrades.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the consolidated statements of operations and the contribution of the Company's Assumed and Ceded Businesses (both financial guaranty and specialty).

Effect of Reinsurance on Statement of Operations

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Premiums Written:
Direct	$453	$663	$288
Assumed	1	14	324
Ceded (1)	13	10	14
Net	$467	$687	$626
Premiums Earned:
Direct	$448	$429	$509
Assumed	41	54	51
Ceded	(4)	(7)	(12)
Net	$485	$476	$548
Loss and LAE:
Direct	$182	$101	$68
Assumed	24	2	(1)
Ceded	(3)	(10)	(3)
Net	$203	$93	$64
____________________
(1)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of December 31,
	2020	2019
	(in millions)
Ceded premium payable, net of commissions	$4	$20
Ceded expected loss to be recovered (paid)	(23)	11
Financial guaranty ceded par outstanding (2)	418	1,349
Specialty ceded exposure (see Note 4)	556	303
____________________
(1)    The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of December 31, 2020 and December 31, 2019 was approximately $18 million and $68 million, respectively. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.
(2)    Of the total par ceded to BIG rated reinsurers, $74 million and $224 million is rated BIG as of December 31, 2020 and December 31, 2019, respectively.

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

Commutations

In 2020, the Company reassumed a previously ceded portfolio of insured business from its largest remaining legacy third party financial guaranty reinsurer, which included $118 million in net par of Puerto Rico exposures at the time of the commutation.

Commutations of Ceded Reinsurance Contracts

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Increase in net unearned premium reserve	$5	$15	$64
Increase in net par outstanding	336	1,069	1,457
Commutation gains (losses)	38	1	(16)

9.    Investments and Cash

Accounting Policy

Fixed-maturity debt securities are classified as available-for-sale and are measured at fair value. Loss mitigation securities are accounted for based on their underlying investment type, excluding the effects of the Company’s insurance. Unrealized gains and losses that are not associated with credit related factors are reported as a component of accumulated OCI (AOCI), net of deferred income taxes, in shareholders’ equity. Available-for-sale fixed-maturity securities are recorded on a trade-date basis.

Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in certain money market funds.

Other invested assets primarily consist of equity method investments, including certain of the Company's investments in AssuredIM Funds. The Company records its interest in the earnings of equity method investments in the consolidated statement of operations in the line item "equity in earnings of investees." The Company records equity in earnings of AssuredIM Funds as the change in net asset value (NAV). Where financial information of investees are not received on a timely basis, such results are reported on a lag. Other invested assets also include other equity investments carried at fair value. The change in fair value of these investments is recorded in other income in the consolidated statements of operations.

Cash consists of cash on hand, demand deposits for all entities, and cash and cash equivalents for certain CIVs. See Note 10, Variable Interest Entities.

Net investment income primarily includes the income earned on fixed-maturity securities and short-term investments, including amortization of premiums and accretion of discounts. For mortgage backed securities and any other securities, other than loss mitigation securities, for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. Any necessary adjustments due to changes in effective yields and maturities are recognized in net investment income using the retrospective method.

Realized gains and losses on sales of investments are determined using the specific identification method, and are generated from sales of investments, reductions to amortized cost of available-for-sale investments that have been written down due to the Company’s intent to sell them or it being more likely than not that the Company will be required to sell them, and the change in allowance for credit losses (including accretion) for periods after January 1, 2020, or other than temporary impairments for periods prior to January 1, 2020.

For all securities that were originally purchased with credit deterioration, accrued interest is not separately presented, but rather is a component of the amortized cost of the instrument. For all other available-for-sale securities, a separate amount for accrued interest is reported in other assets.

Adoption of Credit Loss Standard on January 1, 2020

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The most significant effect of the adoption of this ASU is in respect of the available-for-sale investment portfolio, for which targeted amendments were made to the impairment model. The changes to the impairment model for available-for-sale securities were applied using a modified retrospective approach, and resulted in no effect to shareholders’ equity, in total or by component. On the date of adoption, there was no change to the carrying value of the available-for-sale investment portfolio, other than a gross-up of amortized cost and the recording of an offsetting allowance for credit losses for securities to which the Company applied the model for purchased financial assets with credit deterioration (PCD) accounting model.

On January 1, 2020, the Company applied the PCD accounting model to purchased credit impaired securities that were not in an unrealized gain position as of December 31, 2019. The fair value of these PCD securities was $248 million and their amortized cost was $266 million as of December 31, 2019. The Company determined the allowance for credit loss for such PCD securities was $62 million on January 1, 2020. The recording of the allowance for these PCD securities on January 1, 2020 had no effect on the consolidated statement of operations or any component of shareholders’ equity.

Subsequent to the Adoption of the Credit Losses Standard on January 1, 2020

An allowance for credit loss is not established upon initial recognition of an available-for-sale debt security (except for PCD securities, as discussed below). Subsequently, to the extent that the fair value of a security is less than its amortized cost basis (and the Company does not intend to sell the security, and it is not more-likely-than-not that the Company will be required to sell the security) the Company will use certain factors (including those listed below) to determine whether the decline in fair value is due to any credit-related factors.

•the extent to which fair value is less than amortized cost;

•credit ratings;

•any adverse conditions specifically related to the security, industry, and/or geographic area;

•changes in the financial condition of the issuer, or underlying loan obligors;

•general economic and political factors;

•remaining payment terms of the security;

•prepayment speeds;

•expected defaults; and

•the value of any embedded credit enhancements.

If, based on an assessment of these and other relevant factors, the Company determines that a credit loss may exist, it then performs a discounted cash flow analysis to determine its best estimate of such allowance for credit loss. The allowance for credit loss is limited to the excess of amortized cost over fair value and may be reduced in subsequent reporting periods if the expected cash flows of the security improve. Any factors contributing to the decline in fair value that are not credit-related are captured in AOCI in shareholders' equity.

When amounts are deemed uncollectible, the Company writes down the amortized cost (write-off) and reduces the allowance for credit loss. Amounts that have been written off may not be reversed through the allowance for credit loss, and any subsequent recovery of such amounts is only recognized in realized gains and losses when received.

PCD securities are defined as financial assets that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. An initial allowance for credit loss is recognized on the date of acquisition of PCD securities. The amortized cost of PCD securities on the date of acquisition is equal to the purchase price plus the allowance for credit loss, but no credit loss expense is recognized in the statement of operations on the date of acquisition. After the date of acquisition, deterioration (or improvement) in credit will result in an increase (or decrease) to the allowance and an offsetting credit loss expense (or benefit). To measure this, the Company will perform another discounted cash flow analysis. For PCD securities that are also beneficial interests, favorable or adverse changes in expected cash flows are recognized as a decrease (or increase) to the allowance for credit losses. Those changes in expected cash flows that are not captured through the allowance are reflected as a prospective adjustment of the security’s yield within net investment income.

The Company has elected to not measure credit losses on its accrued interest receivable and instead writes off accrued interest at the earliest to occur of (i) the date it is deemed uncollectible or (ii) when it is six months past due. All write-offs of accrued interest are recorded as a reduction to net investment income in the statement of operations.

For securities the Company intends to sell and securities for which it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost, the Company writes off any existing allowance for credit loss, and writes down the amortized cost basis of the instrument to fair value with an offset to realized gain (loss) in the statement of operations.

The length of time an instrument has been impaired or the effect of changes in foreign exchange rates are not considered in the Company’s assessment of credit loss. The assessment of whether a credit loss exists is performed each quarter.

Prior to the Adoption of the Credit Losses Standard on January 1, 2020

Changes in fair value for other-than-temporarily-impaired securities were bifurcated between credit losses and non-credit changes in fair value. The credit loss on other-than-temporarily-impaired securities were recorded in realized gains and losses.

The Company had a formal review process to determine other-than-temporary impairment (OTTI) for securities in its investment portfolio where there was no intent to sell and it was not more-likely-than-not that it would have been required to sell the security before recovery. Factors considered when assessing impairment included:

•a decline in the market value of a security by 20% or more below amortized cost for a continuous period of at least six months;

•a decline in the market value of a security for a continuous period of 12 months;

•recent credit downgrades of the applicable security or the issuer by rating agencies;

•the financial condition of the applicable issuer;

•whether loss of investment principal is anticipated;

•the impact of foreign exchange rates; and

•whether scheduled interest payments are past due.

The Company assessed the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the security was in an unrealized loss position and its net present value was less than the amortized cost of the investment, an OTTI was recorded. The net present value was calculated by discounting the Company's estimate of projected future cash flows at the effective interest rate implicit in the debt security at the time of purchase. The Company's estimates of projected future cash flows were driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company developed these estimates using information based on historical experience, credit analysis and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other relevant data. For mortgage backed and asset backed securities, cash flow estimates also included prepayment and other assumptions regarding the underlying collateral such as default rates, recoveries and changes in value. In addition to the factors noted above, the Company also sought advice from its outside investment managers.

The assumptions used in these projections required the use of significant management judgment. If management's assessment changed in the future, the Company may have ultimately recorded a loss after having originally concluded that the decline in value was temporary.

For securities in an unrealized loss position where the Company had the intent to sell or it is more-likely-than-not that it would be required to sell the security before recovery, the entire impairment loss (i.e., the difference between the security's fair value and its amortized cost) was recorded in the consolidated statements of operations. Credit losses reduced the amortized cost of impaired securities. The amortized cost basis was adjusted for accretion and amortization (using the effective interest method) with a corresponding entry recorded in net investment income.

Investment Portfolio

The investment portfolio tables shown below include assets managed both externally and internally. As of December 31, 2020, the majority of the investment portfolio is managed by three outside managers and AssuredIM. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The managed portfolio must maintain a minimum average rating of A+/A1/A+ by S&P, Moody’s or Fitch Ratings, respectively.

    The internally managed portfolio primarily consists of the Company's investments in (i) securities acquired for loss mitigation purposes or other risk management purposes, (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM, and (iii) other invested assets which primarily consist of alternative investments including an equity method investments in one AssuredIM Fund that is not consolidated.

Investment Portfolio
Carrying Value

	As of December 31,
	2020	2019
	(in millions)
Fixed-maturity securities (1):
Externally managed	$7,301	$7,978
Internally managed:
AssuredIM	547	—
Loss mitigation and other securities (2)	925	876
Short-term investments	851	1,268
Other invested assets (internally managed)
Equity method investments-AssuredIM Funds	91	—
Equity method investments-other	107	111
Other	16	7
Total	$9,838	$10,240
____________________
(1)    As of December 31, 2020 and December 31, 2019, 8.1% and 8.6%, respectively, of fixed-maturity securities were rated BIG, primarily loss mitigation and other risk management securities.
(2)     Includes other fixed-maturities that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties (other risk management securities).

The U.S. Insurance Subsidiaries, through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds, of which $493 million has been committed as of December 31, 2020. As of December 31, 2020, AGAS' unfunded commitment to AssuredIM Funds was $177 million. As of December 31, 2020 and 2019, the fair value of the Company’s investments in AssuredIM Funds (primarily through AGAS) was $345 million and $77 million, respectively. The Insurance segment presents AGAS's investment in AssuredIM Funds in equity in earnings of investees, regardless of whether or not such AssuredIM Funds are consolidated.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not included in the "investment portfolio" line item on the consolidated balance sheet, but rather, such AssuredIM Funds are consolidated and their assets and liabilities are presented in the line items “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles”, with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable non-controlling interests. Changes in the fair value of CIVs are also presented in their own line item on the consolidated statement of operations with the portion not owned by AGAS and other subsidiaries presented as non-controlling interests. See Note 10, Variable Interest Entities.

Other invested assets also include an investment in a renewable and clean energy energy and a private equity fund. The Company agreed to purchase up to $125 million of limited partnership interests in these and other similar investments, of which $104 million was not yet funded as of December 31, 2020.

Accrued investment income was $75 million and $79 million as of December 31, 2020 and December 31, 2019, respectively. In 2020 and 2019, the Company did not write off any accrued investment income.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2020

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (2)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	40%	$3,633	$(11)	$369	$—	$3,991	$—	AA-
U.S. government and agencies	2	151	—	12	(1)	162	—	AA+
Corporate securities	26	2,366	(42)	210	(21)	2,513	(16)	A
Mortgage-backed securities(3):
RMBS	6	571	(19)	35	(21)	566	(20)	A-
Commercial mortgage-backed securities (CMBS)	4	358	—	29	—	387	—	AAA
Asset-backed securities (4)	11	958	(6)	33	(4)	981	(3)	BBB-
Non-U.S. government securities	2	167	—	10	(4)	173	—	AA-
Total fixed-maturity securities	91	8,204	(78)	698	(51)	8,773	(39)	A+
Short-term investments	9	851	—	—	—	851	—	AAA
Total	100%	$9,055	$(78)	$698	$(51)	$9,624	$(39)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2019

Security Type	Percent of Total(1)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with OTTI	Weighted Average Credit Rating (2)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	42%	$4,036	$305	$(1)	$4,340	$40	AA-
U.S. government and agencies	1	137	10	—	147	—	AA+
Corporate securities	23	2,137	103	(19)	2,221	(8)	A
Mortgage-backed securities(3):
RMBS	8	745	37	(7)	775	8	A-
CMBS	4	402	17	—	419	—	AAA
Asset-backed securities (4)	7	684	38	(2)	720	16	BB+
Non-U.S. government securities	2	230	7	(5)	232	3	AA
Total fixed-maturity securities	87	8,371	517	(34)	8,854	59	A+
Short-term investments	13	1,268	—	—	1,268	—	AAA
Total	100%	$9,639	$517	$(34)	$10,122	$59	AA-
____________________
(1)Based on amortized cost.
(2)    Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.
(3)    U.S. government-agency obligations were approximately 35% of mortgage backed securities as of December 31, 2020 and 42% as of December 31, 2019, based on fair value.
(4)    Include CLOs with amortized cost of $531 million and $256 million as of December 31, 2020 and December 31, 2019, respectively, and the fair value of $532 million and $256 million as of December 31, 2020 and December 31, 2019, respectively.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of December 31, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1	$—	$—	$—	$1	$—
U.S. government and agencies	22	(1)	—	—	22	(1)
Corporate securities	73	—	45	(5)	118	(5)
Mortgage-backed securities:
RMBS	15	(1)	1	—	16	(1)
CMBS	—	—	1	—	1	—
Asset-backed securities	251	(1)	81	—	332	(1)
Non-U.S. government securities	—	—	38	(4)	38	(4)
Total	$362	$(3)	$166	$(9)	$528	$(12)
Number of securities (1)		94		46		139

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
As of December 31, 2019

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$45	$(1)	$—	$—	$45	$(1)
U.S. government and agencies	5	—	5	—	10	—
Corporate securities	61	—	119	(19)	180	(19)
Mortgage-backed securities:
RMBS	10	—	75	(7)	85	(7)
CMBS	—	—	4	—	4	—
Asset-backed securities	24	—	183	(2)	207	(2)
Non-U.S. government securities	—	—	56	(5)	56	(5)
Total	$145	$(1)	$442	$(33)	$587	$(34)
Number of securities		57		119		176
Number of securities with OTTI		1		7		8
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2020 , and December 31, 2019 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value. Of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 11 securities had unrealized losses in excess of 10% of their carrying value as of December 31, 2020. The total unrealized loss for these securities was $8 million as of December 31, 2020. Of the securities in an unrealized loss position for 12 months or more as of December 31, 2019, 19 securities had unrealized losses greater than 10% of book value. The total unrealized loss for these securities was $25 million as of December 31, 2019.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2020 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of December 31, 2020

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$354	$361
Due after one year through five years	1,617	1,741
Due after five years through 10 years	1,936	2,049
Due after 10 years	3,368	3,669
Mortgage-backed securities:
RMBS	571	566
CMBS	358	387
Total	$8,204	$8,773

    Based on fair value, investments and other assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $262 million and $280 million, as of December 31, 2020 and December 31, 2019, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,511 million and $1,502 million, based on fair value as of December 31, 2020 and December 31, 2019, respectively.

There were no investments that were non-income producing for the year ended December 31, 2020. No material investments of the Company were non-income producing for the year ended December 31, 2019.

The Company’s investment portfolio in tax-exempt and taxable municipal securities includes issuances by a wide number of municipal authorities across the U.S. and its territories. The following tables present the fair value of the Company’s available-for-sale portfolio of obligations of state and political subdivisions as of December 31, 2020 and December 31, 2019 by state.

 Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2020 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Total Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
California	$70	$74	$350	$494	$424	A
New York	4	46	410	460	423	AA
Texas	22	94	280	396	359	AA
Washington	51	72	143	266	244	AA
Florida	3	1	232	236	220	A+
Illinois	13	44	119	176	160	A
Massachusetts	74	—	93	167	146	AA
Pennsylvania	37	6	85	128	116	A+
Michigan	3	10	70	83	77	AA-
Georgia	12	10	59	81	73	AA-
All others	93	142	795	1,030	948	AA-
Total	$382	$499	$2,636	$3,517	$3,190	AA-

Fair Value of Available-for-Sale Portfolio of
Obligations of State and Political Subdivisions
As of December 31, 2019 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Total Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
California	$68	$70	$380	$518	$457	A
New York	6	46	408	460	431	AA
Texas	23	122	287	432	404	AA
Washington	52	69	181	302	284	AA
Florida	8	3	233	244	229	A+
Illinois	18	53	125	196	182	A
Massachusetts	71	—	115	186	171	AA
Pennsylvania	38	4	95	137	128	A+
Georgia	11	10	92	113	104	AA-
District of Columbia	30	—	69	99	94	AA
All others	71	172	915	1,158	1,080	AA-
Total	$396	$549	$2,900	$3,845	$3,564	AA-
____________________
(1)    Excludes $474 million and $495 million as of December 31, 2020 and 2019, respectively, of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

The revenue bond portfolio primarily consists of essential service revenue bonds issued by transportation authorities and other utilities, water and sewer authorities and universities.

Revenue Bonds
Sources of Funds

	As of December 31, 2020		As of December 31, 2019
Type	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Transportation	$848	$763	$916	$835
Tax backed	424	388	426	397
Water and sewer	400	363	453	422
Higher education	365	331	488	456
Healthcare	218	197	236	220
Municipal utilities	200	180	234	212
All others	181	176	147	137
Total	$2,636	$2,398	$2,900	$2,679

Net Investment Income

Net investment income is a function of the yield that the Company earns on, fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Net Investment Income

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Interest income:
Externally managed	$231	$273	$297
Internally managed:
AssuredIM (1)	8	—	—
Loss mitigation and other securities	65	114	107
Interest income	304	387	404
Investment expenses	(7)	(9)	(9)
Net investment income	$297	$378	$395
____________________
(1) Represents interest income on a portfolio of CLOs and municipal bonds managed under an IMA by AssuredIM.

Equity in Earnings of Investees

Equity in Earnings of Investees

	Year Ended December 31,
	2020	2019	2018
	(in millions)
AssuredIM Funds	$14	$—	$—
Other	13	4	1
Total equity in earnings of investees	$27	$4	$1

Dividends received from equity method investments were $10 million, $6 million and $2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Gross realized gains on available-for-sale securities	$42	$63	$20
Gross realized losses on available-for-sale securities	(11)	(5)	(12)
Net realized gains (losses) on other invest assets	4	(1)	(1)
Credit impairments (1)	(17)	(35)	(39)
Net realized investment gains (losses) (2)	$18	$22	$(32)
____________________
(1)Credit impairment in 2020 was related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in 2020. Credit impairment in 2019 and 2018 was primarily attributable to foreign exchange losses and loss mitigation securities.
(2)Includes foreign currency gains (losses) of $6 million, $(15) million and $1 million for 2020, 2019 and 2018, respectively.

    The Company recorded a gain on change in fair value of equity securities in other income of $27 million for the year ended December 31, 2018, which included a gain of $31 million related to the Company's minority interest in the parent company of TMC Bonds LLC, which it sold in 2018.

The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2020 or an OTTI in 2019 and 2018 and for which unrealized loss was recognized in AOCI.

Roll Forward of Credit Losses
in the Investment Portfolio

	Year Ended December 31,
	2020	2019	2018
	Allowance for Credit Losses	OTTI
	(in millions)
Balance, beginning of period	$—	$185	$162
Effect of adoption of accounting guidance on credit losses on January 1,2020	62	—	—
Additions for credit losses on securities for which credit impairments were not previously recognized	1	—	—
Reductions for securities sold and other settlements	—	(15)	—
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	15	16	23
Balance, end of period	$78	$186	$185

The Company recorded an additional $16 million in credit loss expense for the year ended December 31, 2020. Credit loss expense included accretion of $5 million in 2020. The Company did not purchase any PCD securities during the year ended December 31, 2020. All of the Company’s PCD securities are loss mitigation or other risk management securities.

10.     Variable Interest Entities

Accounting Policy

    The types of entities the Company assesses for consolidation principally include (1) entities whose debt obligations the insurance subsidiaries insure in its financial guaranty business, and (2) investment vehicles such as collateralized financing entities (CFEs) and AssuredIM Funds, in which AGAS has a variable interest. For each of these types of entities, the Company assesses whether it is the primary beneficiary. If the Company concludes that it is the primary beneficiary, it consolidates the VIE in the Company's financial statements and eliminates the effects of intercompany transactions with the Insurance and Asset Management segments, as well as intercompany transactions between consolidated VIEs.

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

FG VIEs

The Company has elected the fair value option for assets and liabilities of FG VIEs because the carrying amount transition method was not practical. The Company records the fair value of FG VIEs’ assets and liabilities based on modeled prices.

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

The cash flows generated by the FG VIEs’ assets are classified as cash flows from investing activities. Paydowns of FG VIEs' liabilities are supported by the cash flows generated by FG VIEs’ assets, and for liabilities with recourse, possibly claim payments made by AGM or AGC under their financial guaranty insurance contracts. Paydowns of FG VIEs' liabilities both with and without recourse are classified as cash flows used in financing activities. Interest income, interest expense and other expenses of the FG VIEs’ assets and liabilities are classified as operating cash flows. Claim payments made by AGM and AGC under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation and therefore such claim payments are treated as paydowns of FG VIEs’ liabilities and as a financing activity as opposed to an operating activity of AGM and AGC.

CIVs

CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses in which the Company is deemed to be the primary beneficiary. The consolidated AssuredIM Funds are investment companies for accounting purposes and therefore account for their underlying investments at fair value. The assets and liabilities of consolidated CLOs managed by AssuredIM (collectively, the consolidated CLOs), are recorded at fair value. The assets and liabilities in consolidated CLO warehouses are also carried at fair value. Changes in the fair value of assets and liabilities of CIVs, interest income and interest expense are recorded in "fair value gains (losses) on consolidated investment vehicles" in the consolidated statements of operations. Certain AssuredIM private equity funds, whose financial statements are not prepared in time for the Company's quarterly reporting, are reported on a quarter lag.

Upon consolidation of an AssuredIM Fund, the Company records noncontrolling interest (NCI) for the portion of each fund owned by employees and any third party investors. Redeemable NCI is classified outside of shareholders’ equity, within temporary equity, and non-redeemable NCI is presented within shareholders' equity in the consolidated balance sheets. Amendments to redemption features may result in reclassifications between redeemable NCI and non-redeemable NCI.

Money market funds in consolidated AssuredIM Funds are classified as cash equivalents, consistent with those funds' separately issued financial statements, and therefore the Company has included these amounts in the total amount of cash on the consolidated statements of cash flows. Cash flows of the CIVs attributable to such entities' investment purchases and dispositions, as well as operating expenses of the investment vehicles, are presented as cash flow from operating activities in the consolidated statements of cash flows. Borrowings under credit facilities, debt issuances and repayments, and capital cash flows to and from investors are presented as financing activities consistent with investment company guidelines.

FG VIEs

    The insurance subsidiaries provide financial guaranties with respect to debt obligations of special purpose entities, including VIEs but do not act as the servicer or collateral manager for any VIE obligations they guarantee. The transaction structure generally provides certain financial protections to the insurance subsidiaries. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the Company. In the case of first loss, the Company's financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs, generate interest income that are in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

The insurance subsidiaries are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on FG VIEs’ liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero by maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by the insurance subsidiaries under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 5, Expected Loss to be Paid (Recovered).

As part of the terms of its financial guaranty contracts, the insurance subsidiaries, under their insurance contracts, obtain certain protective rights with respect to the VIE that give them additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the insurance subsidiaries typically are not deemed to control the VIE; however, once a trigger event occurs, the insurance subsidiaries' control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the insurance subsidaries and, accordingly, where they are obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The insurance subsidiaries are deemed to be the control party for certain VIEs under GAAP, typically when their protective rights give them the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the insurance subsidiaries the control party have not been triggered, then the VIE is not consolidated. If the insurance companies are deemed no longer to have those protective rights, the VIE is deconsolidated.

The FG VIEs’ liabilities that are guaranteed by the insurance subsidiaries are considered to be with recourse, because they guarantee the payment of principal and interest regardless of the performance of the related FG VIEs’ assets. FG VIEs’ liabilities that are not guaranteed by the insurance subsidiaries are considered to be without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs’ assets.

Number of FG VIEs Consolidated

	Year Ended December 31,
	2020	2019	2018

Beginning of year	27	31	32
Consolidated (1)	2	1	—
Deconsolidated (1)	(2)	(3)	(1)
Matured	(2)	(2)	—
December 31	25	27	31
____________________
(1)    Net loss on consolidation was $1 million in 2020 and de minimis in 2019. Net gain on deconsolidation was $1 million in 2020 and de minims in 2019 and 2018.

     The change in the ISCR of the FG VIEs’ assets held as of December 31, 2020 that was recorded in the consolidated statements of operations for 2020 was a gain of $6 million. The change in the ISCR of the FG VIEs’ assets held as of December 31, 2019 and 2018 was a gain of $39 million and $7 million for 2019 and 2018, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield less current expected cash flows discounted at that same original effective yield.

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs' assets	$274	$279
FG VIEs' liabilities with recourse	15	19
FG VIEs' liabilities without recourse	16	52
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	68	21
Unpaid principal for FG VIEs’ liabilities with recourse (1)	330	388
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates through 2038.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of December 31, 2020		As of December 31, 2019
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$226	$260	$270	$297
U.S. RMBS second lien	53	56	70	70
Total with recourse	279	316	340	367
Without recourse	17	17	102	102
Total	$296	$333	$442	$469

CIVs

    The Company consolidated seven AssuredIM Funds, three CLOs and a CLO warehouse as of December 31, 2020. Substantially all of the CIVs are VIEs. The Company consolidates these investment vehicles as it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE (through AssuredIM) and its level of economic interest in the entities (through AGAS).

    The assets and liabilities of the Company's CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company's CIVs is not available for corporate liquidity needs, except to the extent of the Company's investment in the fund, subject to redemption provisions.

                        Assets and Liabilities
of CIVs

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$117	$2
Fund investments, at fair value (1)
Corporate securities	9	47
Structured products	39	17
Obligations of state and political subdivisions	61	—
Equity securities, warrants and other	18	—
Due from brokers and counterparties	35	—
CLO and CLO warehouse assets:
Cash	17	12
CLO investments, at fair value
Loans of CFE	1,291	494
Loans, at fair value option	170	—
Short-term investments	139	—
Due from brokers and counterparties	17	—
Total assets (2)	$1,913	$572
Liabilities:
CLO obligations of CFE, at fair value (3)	$1,227	$481
Warehouse financing debt, at fair value option (4)	25	—
Securities sold short, at fair value	47	—
Due to brokers and counterparties	290	—
Other liabilities	1	1
Total liabilities	$1,590	$482
____________________
(1)    Includes investment in affiliates of $10 million and $9 million as of December 31, 2020 and December 31, 2019, respectively.
(2)    The December 31, 2020 amount included $10 million for an entity that is a voting interest entity.
(3)     The weighted average maturity and weighted average interest rate of CLO obligations were 5.6 years and 2.4%, respectively, for December 31, 2020, and 12.8 years and 3.8%, respectively, for December 31, 2019. CLO obligations will mature at various dates ranging from 2031 to 2033.
(4)    The weighted average maturity and weighted average interest rate of warehouse financing debt of a CLO warehouse were 1.7 years and 1.7%, respectively, for December 31, 2020. Warehouse financing debt will mature in 2022.

As of December 31, 2020, the CIVs had an unfunded commitment to invest of $6 million.

As of December 31, 2020, the CIVs included forward currency contracts and interest rate swaps with a notional of $11 million and $8 million, respectively, and average notional of $6 million and $4 million, respectively. The fair value of the forward contracts and interest rate swaps recorded on the consolidated balance sheets was de minimis, and the net change in fair value recorded in the consolidated statements of operations for 2020 was a $1 million loss.

The following table shows the information for assets and liabilities of the CIVs measured using the fair value option.

As of
December 31, 2020
(in millions)
Excess of unpaid principal over fair value of CLO loans	$1
Unpaid principal for warehouse financing debt	25

The change in the ISCR of the loans held in the warehouse as of December 31, 2020 that was recorded in the consolidated statement of operations for 2020 was a de minimis gain.

On August 26, 2020, BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) and AssuredIM, as borrowers, entered into a credit facility with counterparties, pursuant to which EUR 2021-1 and AssuredIM may borrow for purposes of purchasing loans during the CLO warehouse stage. A CLO warehouse is a special purpose vehicle that invests in a diverse portfolio of loans until such time as sufficient loans have been acquired and the market conditions are opportune to issue a new CLO. Under the EUR 2021-1 credit facility, the principal amount may not exceed €140 million (which was equivalent to $171 million as of December 31, 2020). The current available commitment is determined by an advance rate of 70% based on the amount of equity contributed to the warehouse. Based on the current advance rate and amount of equity contributed, the available commitment for EUR 2021-1 as of December 31, 2020 was €21 million (or $26 million). As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under this facility by EUR 2021-1 and AssuredIM, respectively. The ramp up period under the credit facility terminates on August 26, 2021 and the final maturity date is August 25, 2022. During the ramp up period the unpaid principal amounts will bear interest at a rate of 3-month Euribor plus 170 basis points (bps). Thereafter the interest rate increases by 50 bps per quarter until maturity. Accrued interest on all loans will be paid on the last day of the ramp up period or the closing date of the CLO, whichever is earlier, and then quarterly thereafter until maturity, or upon the payment in full by the borrower of all secured obligations, or upon CLO closing, whichever is earlier.

Redeemable Noncontrolling Interests in CIVs

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Beginning balance	$7	$—
Reallocation of ownership interests	(10)	—
Contributions to investment vehicles	25	12
Distributions from investment vehicles	—	(4)
Net income (loss)	(1)	(1)
December 31,	$21	$7

Effect of Consolidating FG VIEs and CIVs

The effect of consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment), includes (1) the establishment of the FG VIEs assets and liabilities and related changes in fair value on the consolidated financial statement, (2) eliminating the premiums and losses associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs, and (3) the investment balances associated with the insurance subsidiaries' purchases of the debt obligations of the FG VIEs.

The effect of consolidating CIVs (as opposed to accounting for them as equity method investments in the Insurance segment) has a significant effect on the presentation of assets, liabilities and cash flows, with only de minimus effect on net income or shareholders' equity attributable to AGL. The economic effect of the Company's ownership interest in CIVs are presented in the Insurance segment as equity in earnings of investees, and as separate line items on a consolidated basis.

The table below reflect the effect of consolidating CIVs and FG VIEs as compared to the presentation of such items on a segment basis.

Effect of Consolidating FG VIEs and CIVs
on the Consolidated Balance Sheets
Increase (Decrease)

	As of
	December 31, 2020	December 31, 2019
	(in millions)
Assets
Investment portfolio:
Fixed-maturity securities and short-term investments (1)	$(32)	$(39)
Equity method investments (2)	(254)	(77)
Other invested assets	(2)	—
Total investments	(288)	(116)
Premiums receivable, net of commissions payable (3)	(6)	(7)
Salvage and subrogation recoverable (3)	(9)	(8)
FG VIEs’ assets, at fair value	296	442
Assets of CIVs	1,913	572
Other assets	(3)	—
Total assets	$1,903	$883
Liabilities and shareholders’ equity
Unearned premium reserve (3)	$(38)	$(39)
Loss and LAE reserve (3)	(41)	(41)
FG VIEs’ liabilities with recourse, at fair value	316	367
FG VIEs’ liabilities without recourse, at fair value	17	102
Liabilities of CIVs	1,590	482
Total liabilities	1,844	871

Redeemable noncontrolling interests (4)	21	7

Retained earnings	22	34
AOCI (5)	(25)	(35)
Total shareholders’ equity attributable to Assured Guaranty Ltd.	(3)	(1)
Nonredeemable noncontrolling interests (4)	41	6
Total shareholders’ equity	38	5
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$1,903	$883
 ____________________
(1)    Represents the elimination of investment balances related to the insurance subsidiaries' purchases of insured FG VIEs’ debt.
(2)    Represents the elimination of the equity method investment related to AGAS and the other subsidiaries' investments in the consolidated AssuredIM Funds.
(3)    Represents the elimination of insurance balances related to the insurance subsidiaries' guarantee of FG VIEs’ liabilities with recourse.
(4)    Represents the proportion of consolidated AssuredIM Funds that is not owned by AGAS or other subsidiaries.
(5)    Represents (a) changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to changes in the Company's own credit risk and (b) elimination of the AOCI related to the insurance subsidiaries' purchases of insured FG VIEs' debt.

Effect of Consolidating FG VIEs and CIVs
on the Consolidated Statements of Operations
Increase (Decrease)

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net earned premiums (1)	$(5)	$(18)	$(12)
Net investment income (2)	(5)	(4)	(4)
Asset management fees (3)	(9)	—	—
Fair value gains (losses) on FG VIEs (4)	(10)	42	14
Fair value gains (losses) on CIVs	41	(3)	—
Loss and LAE (1)	3	(20)	(3)
Other operating expenses	4	—	—
Equity in earnings of investees (5)	(28)	2	—
Effect on income before tax	(9)	(1)	(5)
Less: Tax provision (benefit)	(3)	—	(1)
Effect on net income (loss)	(6)	(1)	(4)
Less: Effect on noncontrolling interests (6)	6	(1)	—
Effect on net income (loss) attributable to AGL	$(12)	$—	$(4)
  ____________________
(1)    Represents the elimination of insurance balances related to the insurance subsidiaries' guarantee of FG VIEs’ liabilities with recourse.
(2)    Represents the elimination of investment balances related to the insurance subsidiaries' purchases of insured FG VIEs’ debt.
(3)    Represents the elimination of intercompany asset management fees.
(4)    Changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to factors other than changes in the Company's own credit risk.
(5)    Represents the elimination of the equity in earnings in investees related to AGAS and the other subsidiaries' investments in the consolidated AssuredIM Funds.
(6)    Represents the proportion of consolidated AssuredIM Funds that is not owned by AGAS or other subsidiaries.

The fair value gains on CIVs for the year ended December 31, 2020 were attributable to price appreciation on the investments held by the CIVs.

The fair value losses on FG VIEs for 2020 were primarily attributable to observed tightening in market spreads, offset in part by the deconsolidation of an FG VIE. For 2019, the fair value gains on FG VIEs were attributable to higher recoveries on second lien U.S. RMBS FG VIEs' assets. For 2018, the primary driver of the gain in fair value of FG VIEs’ assets and FG VIEs’ liabilities was an increase in the value of the FG VIEs’ assets resulting from improvement in the underlying collateral.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $96 million and liabilities of $3 million as of December 31, 2020 and assets of $91 million and liabilities of $12 million as of December 31, 2019, primarily recorded in the investment portfolio and credit derivative liabilities on the consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 4, Outstanding Insurance Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 17 thousand policies monitored as of December 31, 2020, approximately 15 thousand policies are not within the scope of FASB Accounting Standards Codification (ASC) 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of December 31, 2020 and 2019, the Company identified 79 and 90 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 25 and 27 FG VIEs as of December 31, 2020 and December 31, 2019, respectively. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 4, Outstanding Insurance Exposure.

    The Company manages funds and CLOs that have been determined to be VIEs, in which the Company concluded that it held no variable interests, through either equity interests held, debt interests held or decision-making fees received by the Asset Management subsidiaries. As such, the Company does not consolidate these entities.

The Company holds variable interests in a VIE which is not consolidated, as it has been determined that the Company is not the primary beneficiary, but in which it holds a significant variable interest. This VIE has $204 million of assets and $9 million of liabilities as of December 31, 2020 and the Company has $77 million maximum exposure to losses relating to this VIE as of December 31, 2020.

11.    Fair Value Measurement

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2020, no changes were made to the Company’s valuation models that had or are expected to have, a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

The Company’s methods for calculating fair value produce a fair value that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a materially different estimate of fair value at the reporting date.

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

    There was a transfer of a fixed-maturity security from Level 3 into Level 2 during 2020. There was a transfer of a fixed-maturity security from Level 2 into Level 3 during 2019. There were no other transfers into or from Level 3 during the periods presented.

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

As of December 31, 2020, the Company used models to price 211 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,326 million. Most Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third-party’s proprietary pricing models. The models use inputs such as projected prepayment speeds;  severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Short-Term Investments

    Short-term investments that are traded in active markets are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Other Invested Assets

Other invested assets that are carried at fair value primarily include equity securities traded in active markets that are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Other invested assets also include equity method investments in a healthcare private equity fund, for which fair value is measured at NAV, as a practical expedient and therefore excluded from the fair value hierarchy. The unfunded commitments for this healthcare private equity fund was $98 million as of December 31, 2020. The fund does not have redemptions.

Other Assets

Committed Capital Securities

The fair value of CCS, which is recorded in other assets on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 14, Long Term Debt and Credit Facilities). The change in fair value of the AGC CCS and AGM CPS are recorded in other income in the consolidated statements of operations. Fair value changes on CCS recorded in other income were losses of $1 million in 2020, losses of $22 million in 2019, and gains of $14 million in 2018. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

 Supplemental Executive Retirement Plans

    The Company classifies assets included in the Company's various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the plans (Level 1) or based upon the NAV of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. Change in fair value of these assets is recorded in other operating expenses in the consolidated statement of operations.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2020 were such that market prices of the Company’s CDS contracts were not available.

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

Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from trading desks for the specific asset in question. Management validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another, with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are un-published spread quotes from market participants or market traders who are not trustees. Management obtains this information as the result of direct communication with these sources as part of the valuation process. The following spread hierarchy is utilized in determining which source of gross spread to use.

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

    The rates used to discount future expected premium cash flows ranged from 0.19% to 1.33% at December 31, 2020 and 1.69% to 2.08% at December 31, 2019.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 51%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2020. As of December 31, 2019, the corresponding number was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The FG VIEs issued securities typically collateralized by first lien and second lien RMBS.

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

The models used to price the FG VIEs’ liabilities generally apply the same inputs used in determining fair value of FG VIEs’ assets. For those liabilities insured by the Company, the benefit of the Company's insurance policy guaranteeing the timely payment of debt service is also taken into account.

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

Assets and Liabilities of CIVs

Due to the fact that AssuredIM manages and, in most cases, AGAS has an investment in certain AssuredIM Funds, the Company consolidated several AssuredIM Funds, CLOs and CLO warehouses (collectively, the CIVs). Substantially all assets and liabilities of CIVs are accounted for at fair value. See Note 10, Variable Interest Entities.

The consolidated CLOs are CFEs, and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured at fair value under the CFE practical expedient. The loans are all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result, the less observable CLO debt will be measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs are measured at fair value and the debt of consolidated CLOs are measured as: (1) the sum of (a) the fair value of the financial assets, and (b) the carrying value of any nonfinancial assets held temporarily, less (2) the sum of (c) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (d) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company). Prior to securitization, when loans are warehoused in an investment vehicle, such vehicle is not considered a CFE, as is the case for EUR 2021-1. The loans held, and the debt issued by EUR 2021-1 are recorded at fair value under the fair value option.

Investments in CIVs which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which has no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third party data generally at the average between the offer and bid prices. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors. Investments in private investment companies are generally valued, as a practical expedient, utilizing the net asset valuation.

    Assets of the consolidated CLOs and certain assets of the consolidated funds are Level 2. Derivative assets and/or liabilities are classified as Level 2. The remainder of the invested assets of consolidated funds are Level 3. Liabilities include various tranches of CLO debt, which are classified as Level 3, securities sold short, which are classified as Level 2, and fair value option warehouse financing debt used to fund CLO warehouse, which is Level 2 in the fair value hierarchy. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2020

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$3,991	$—	$3,890	$101
U.S. government and agencies	162	—	162	—
Corporate securities	2,513	—	2,483	30
Mortgage-backed securities:
RMBS	566	—	311	255
CMBS	387	—	387	—
Asset-backed securities	981	—	41	940
Non-U.S. government securities	173	—	173	—
Total fixed-maturity securities	8,773	—	7,447	1,326
Short-term investments	851	786	65	—
Other invested assets (1)	15	10	—	5
FG VIEs’ assets, at fair value	296	—	—	296
Assets of CIVs (2):
Fund investments
Corporate securities	9	—	9	—
Equity securities and warrants	10	—	8	2
Structured products	39	—	39	—
Obligations of state and political subdivisions	61	—	61	—
CLO investments
Loans	1,461	—	1,461	—
Short-term investments	139	139	—	—
Total assets of CIVs	1,719	139	1,578	2
Other assets	145	42	48	55
Total assets carried at fair value	$11,799	$977	$9,138	$1,684
Liabilities:
Credit derivative liabilities	$103	$—	$—	$103
FG VIEs’ liabilities with recourse, at fair value	316	—	—	316
FG VIEs’ liabilities without recourse, at fair value	17	—	—	17
Liabilities of CIVs:
CLO obligations of CFE	1,227	—	—	1,227
Warehouse financing debt	25	—	25	—
Securities sold short	47	—	47	—
Total liabilities of CIVs	1,299	—	72	1,227
Other liabilities	1	—	1	—
Total liabilities carried at fair value	$1,736	$—	$73	$1,663

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2019

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$4,340	$—	$4,233	$107
U.S. government and agencies	147	—	147	—
Corporate securities	2,221	—	2,180	41
Mortgage-backed securities:
RMBS	775	—	467	308
CMBS	419	—	419	—
Asset-backed securities	720	—	62	658
Non-U.S. government securities	232	—	232	—
Total fixed-maturity securities	8,854	—	7,740	1,114
Short-term investments	1,268	1,061	207	—
Other invested assets (1)	6	—	—	6
FG VIEs’ assets, at fair value	442	—	—	442
Assets of CIVs:
Fund investments
Corporate securities	47	—	—	47
Equity securities and warrants	17	—	—	17
CLO investments
Loans	494	—	494	—
Total assets of CIVs	558	—	494	64
Other assets	135	32	45	58
Total assets carried at fair value	$11,263	$1,093	$8,486	$1,684
Liabilities:
Credit derivative liabilities	$191	$—	$—	$191
FG VIEs’ liabilities with recourse, at fair value	367	—	—	367
FG VIEs’ liabilities without recourse, at fair value	102	—	—	102
Liabilities of CIVs
CLO obligations of CFE	481	—	—	481
Total liabilities carried at fair value	$1,141	$—	$—	$1,141
 ____________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $91 million of equity method investments measured at NAV as a practical expedient as of December 31, 2020.
(2)    Excludes $8 million of investments measured at NAV as a practical expedient.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2020 and 2019.

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
Year Ended December 31, 2020

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Corporate Securities		Equity Securities and Warrants		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$47		$17		$—		$55
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	5	(1)	(6)	(1)	15	(1)	25	(1)	(70)	(2)	2	(4)	7	(4)	3	(4)	(1)	(3)
Other comprehensive income (loss)	(8)		(5)		(22)		(7)		—		—		—		—		—
Purchases	—		—		—		384		—		5		128		17		—
Sales	—		—		—		(102)		—		(54)		(150)		(20)		—
Settlements	(3)		—		(46)		(17)		(83)		—		—		—		—
VIE consolidations	—		—		—		—		18		—		—		—		—
VIE deconsolidations	—		—		—		—		(11)		—		—		—		—
Transfers out of Level 3	—		—		—		(1)		—		—		—		—		—
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$—		$2		$—		$54
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of December 31, 2020									$7	(2)	$—	(4)	$(2)	(4)	$—	(4)	$(1)	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of December 31, 2020	$(8)		$(5)		$(20)		$(4)

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Year Ended December 31, 2020

			FG VIEs’ Liabilities, at Fair Value
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	81	(6)	(15)	(2)	72	(2)	(8)	(4)
Other comprehensive income (loss)	—		9		—		—
Issuances	—		—		—		(738)
Settlements	4		61		16		—
VIE consolidations	—		(16)		(3)		—
VIE deconsolidations	—		12		—		—
Fair value as of December 31, 2020	$(100)		$(316)		$(17)		$(1,227)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of December 31, 2020	$87	(6)	$(14)	(2)	$(3)	(2)	$(8)	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of December 31, 2020			$9

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
Year Ended December 31, 2019

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets at Fair Value		Corporate Securities	Equity Securities and Warrants	Other (7)
	(in millions)
Fair value as of December 31, 2018	$99		$56		$309		$947		$569		$—	$—	$77
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	6	(1)	(8)	(1)	17	(1)	58	(1)	68	(2)	—	—	(22)	(3)
Other comprehensive income (loss)	(1)		(7)		25		(91)		—		—	—	—
Purchases	6		—		11		20		—		47	17	—
Sales	—		—		—		(29)		(51)		—	—	—
Settlements	(3)		—		(54)		(248)		(139)		—	—	—
VIE consolidation	—		—		—		—		6		—	—	—
VIE deconsolidations	—		—		—		—		(11)		—	—	—
Transfers into Level 3	—		—		—		1		—		—	—	—
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$47	$17	$55
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of December 31, 2019									$77	(2)	$—	$—	$(22)	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of December 31, 2019	$—		$(7)		$25		$15

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Year Ended December 31, 2019

			FG VIEs’ Liabilities, at Fair Value
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2018	$(207)		$(517)		$(102)		$—
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	(6)	(6)	(32)	(2)	(9)	(2)	(9)	(4)
Other comprehensive income (loss)	—		5		—		—
Issuances	—		—		—		(472)
Settlements	28		173		8		—
VIE consolidations	—		(5)		(1)		—
VIE deconsolidations	—		9		2		—
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of December 31, 2019	$3	(6)	$(31)	(2)	$(17)	(2)	$(9)	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of December 31, 2019			$5
____________________
(1)Included in net realized investment gains (losses) and net investment income.
(2)Included in fair value gains (losses) on FG VIEs.
(3)Recorded in net investment income and other income.
(4)Recorded in fair value gains (losses) on consolidated investment vehicles.
(5)Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the consolidated balance sheet based on net exposure by transaction.
(6)Reported in net change in fair value of credit derivatives.
(7)Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2020

Financial Instrument Description	Fair Value at December 31, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$101	Yield	6.4%	-	33.4%	12.8%

Corporate security	30	Yield	42.0%

RMBS	255	CPR	0.4%	-	30.0%	7.1%
		CDR	1.5%	-	9.9%	6.0%
		Loss severity	45.0%	-	125.0%	83.6%
		Yield	3.7%	-	5.9%	4.5%
Asset-backed securities:
Life insurance transactions	367	Yield	5.2%

CLOs	532	Discount Margin	0.1%	-	3.1%	1.9%

Others	41	Yield	2.6%	-	9.0%	9.0%

FG VIEs’ assets, at fair value (1)	296	CPR	0.9%	-	19.0%	9.4%
		CDR	1.9%	-	26.6%	6.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.9%	-	6.0%	4.8%

Assets of CIVs (3)
Equity securities and warrants	2	Yield	9.7%

Other assets (1)	52	Implied Yield	3.4%	-	4.2%	3.8%
		Term (years)	10 years

Financial Instrument Description(1)	Fair Value at December 31, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities:

Credit derivative liabilities, net	$(100)	Year 1 loss estimates	0.0%	-	85.0%	1.9%
		Hedge cost (in bps)	19.0	-	99.0	32.0
		Bank profit (in bps)	47.0	-	329.0	93.0
		Internal floor (in bps)	15.0	-	30.0	21.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(333)	CPR	0.9%	-	19.0%	9.4%
		CDR	1.9%	-	26.6%	6.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.9%	-	6.2%	3.8%

Liabilities of CIVs:
CLO obligations of CFE (5)	(1,227)	Yield	2.2%	-	15.2%	2.5%
____________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments recorded in other invested assets with a fair value of $5 million.
(3)    The primary inputs to the valuation are recent market transaction prices, supported by market multiples and yield/discount rates.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs, where it is calculated as a percentage of fair value.
(5)    See CFE fair value methodology described above for consolidated CLOs.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2019

Financial Instrument Description	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$107	Yield	4.5%	-	31.1%	8.5%

Corporate security	41	Yield	35.9%

RMBS	308	CPR	2.0%	-	15.0%	6.3%
		CDR	1.5%	-	7.0%	4.9%
		Loss severity	40.0%	-	125.0%	78.8%
		Yield	3.7%	-	6.1%	4.8%
Asset-backed securities:
Life insurance transactions	350	Yield	5.8%

CLOs/TruPS	256	Yield	2.5%	-	4.1%	2.9%

Others	52	Yield	2.3%	-	9.4%	9.3%

FG VIEs’ assets, at fair value (1)	442	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	3.0%	-	8.4%	5.2%

Assets of CIVs (3)
Corporate securities	47	Discount rate	16.0%	-	28.0%	21.5%
		Market multiple - enterprise/revenue value	0.5x
		Market multiple - enterprise/EBITDA (4)	9.5x

Equity securities and warrants	17	Discount rate	16.0%	-	28.0%	20.8%
		Market multiple - enterprise/revenue value	0.5x
		Market multiple - enterprise/EBITDA	9.5x
		Yield	12.5%

Other assets (1)	52	Implied Yield	5.1%	-	5.8%	5.5%
		Term (years)	10 years

Financial Instrument Description(1)	Fair Value at December 31, 2019 (in millions)	Significant Unobservable Inputs	Range			Weighted Average as a Percentage of Current Par Outstanding
Liabilities:

Credit derivative liabilities, net	$(185)	Year 1 loss estimates	0.0%	-	46.0%	1.3%
		Hedge cost (in bps)	5.0	-	31.0	11.0
		Bank profit (in bps)	51.0	-	212.0	76.0
		Internal floor (in bps)	30.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities, at fair value	(469)	CPR	0.1%	-	18.6%	8.6%
		CDR	1.2%	-	24.7%	4.9%
		Loss severity	40.0%	-	100.0%	76.1%
		Yield	2.7%	-	8.4%	4.2%

Liabilities of CIVs:
CLO obligations of CFE	(481)	Yield	10.0%
____________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments recorded in other invested assets with a fair value of $6 million.
(3)    The primary inputs to the valuation are recent market transaction prices, supported by market multiples and yields/discount rates.
(4)    Earnings before interest, taxes, depreciation, and amortization.

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

Long-Term Debt

Long-term debt issued by the U.S. Holding Companies is valued by broker-dealers using third party independent pricing sources and standard market conventions and classified as Level 2 in the fair value hierarchy. The market conventions utilize market quotations, market transactions for the Company’s comparable instruments, and to a lesser extent, similar instruments in the broader insurance industry.

Due From/To Brokers and Counterparties

Due from/to brokers and counterparties primarily consists of cash, margin deposits, and cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represent balances on a net-by counterparty basis on the consolidated balance sheet where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to collateral for securities sold short and derivative contracts; its use is therefore restricted until the securities are purchased or the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of December 31, 2020		As of December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$1	$3	$1	$2
Other assets (1)	83	83	97	97
Financial guaranty insurance contracts (2)	(2,464)	(3,882)	(2,714)	(4,013)
Long-term debt	(1,224)	(1,561)	(1,235)	(1,573)
Other liabilities (1)	(27)	(27)	(14)	(14)
Assets (liabilities) of CIVs:
Due from brokers and counterparties	52	52	—	—
Due to brokers and counterparties	(290)	(290)	—	—
____________________
(1)    The Company's other assets and other liabilities consist of: accrued interest, management fees receivables, promissory note receivable, receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value.
(2)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

12.    Asset Management Fees

Management and CLO fees are derived from providing professional services to manage investment funds and CLOs. Investment management services are satisfied over time as the services are provided and are typically based on a percentage of the value of the client’s assets under management (AUM). Performance fee revenue fluctuates from period to period and may not correlate with general market changes.

    The Company receives a management fee in exchange for providing investment advisory and management services. These annual management fees are generally as follows.

•Fees range from 0.70% to 2.00% per annum calculated on either the beginning of the month or quarter, or month-end NAV or other relevant basis (e.g. committed capital) of the respective funds.

•For the Company's management or servicing of the AssuredIM CLOs the Company receives, generally 0.25% to 0.50% (combined senior investment management fee and subordinated investment management fee) per annum based on NAV, and 20% per annum of the remaining interest proceeds and principal proceeds after the incentive management fee threshold has been satisfied. The portion of these fees that pertains to the investment by AssuredIM Funds is typically rebated to the AssuredIM Funds. In addition, the COVID-19 pandemic and resulting volatility and downgrades in loan markets have triggered over-collateralization provisions in CLOs resulting in deferral of certain management fees.

    The Company may waive some or the entire management fee with respect to any investor. Certain current and former employees of the Company who have investments in the AssuredIM Funds are not charged any management fees.

    In accordance with the investment management agreements, and by serving as the general partner, managing member or managing general partner, the Company also receives performance fees and carried interest. Performance fee revenues are generated on certain management contracts when performance hurdles are achieved. Annual performance fee rates are generally as follows:

•Range from 10% to 20% of the net profits in excess of the high-water mark for the respective fund, or

•Range from 18% to 30% of the total cash received by investors in excess of certain benchmarks, or

•30% of the net profits in excess of the high-water mark and a credit for management fees.

     The general partner has the right, in its sole discretion, to require certain AssuredIM Funds to distribute to the general partner an amount equal to its presumed tax liability attributable to the allocated taxable income relating to performance fees with respect to such fiscal year and are contractually not subject to clawback. There were no tax distributions recorded during 2020 and 2019. The Company may waive some or all of the performance fees with respect to any investor. Certain current and former employees of the Company who have investments in the AssuredIM Funds are not charged any performance fees.

Accounting Policy

    Management, CLO and performance fees earned by AssuredIM are accounted for as contracts with customers. An entity may recognize revenue when the contractual performance criteria have been met and only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Given the uniqueness of each fee arrangement, performance fee contracts are evaluated on an individual basis to determine the timing of revenue recognition.

Components of Asset Management Fees

The following table presents the sources of asset management fees on a consolidated basis. The year ended December 31, 2019 amounts presented in this note reflect only one quarter of activity from October 1, 2019, the BlueMountain Acquisition date, through December 31, 2019.

Asset Management Fees

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in millions)
Management fees:
CLOs (1)	$21	$3
Opportunity funds and liquid strategies	8	2
Wind-down funds	25	13
Total management fees	54	18
Performance fees	—	4
Reimbursable fund expenses	35	—
Total asset management fees	$89	$22
_____________________
(1)    To the extent that the Company's wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance compensation earned from the CLOs. Gross management fees from CLOs before rebates were $40 million in 2020 and $11 million in 2019.

    The Company had management and performance fees receivable, which are included in other assets on the consolidated balance sheets, of $5 million as of December 31, 2020 and $9 million as of December 31, 2019. The Company had no unearned revenues as of December 31, 2020 and December 31, 2019.

13.    Goodwill and Other Intangible Assets

Accounting Policy

    As a result of the BlueMountain Acquisition, the Company recognized an asset for goodwill representing the excess of cost over the net fair value of assets and liabilities acquired, which was assigned to the Asset Management reporting unit or segment. The AssuredIM entities represent the entirety of the segment. Once goodwill is assigned to a reporting unit, all of the activities within the reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

The Company tests goodwill for impairment annually, as of December 31, or more frequently if circumstances indicate an impairment may have occurred. The goodwill impairment analysis is performed at the reporting unit level which is equal to the Company's operating segment level. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will evaluate impairment quantitatively to determine and record the amount of goodwill impairment as the excess of the carrying amount of the reporting unit over its fair value. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

The Company’s ability to raise third-party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors, and if it performs worse during the COVID-19 pandemic than its competitors, that could impede its ability to raise funds, seek investors and hire and retain professionals, and may lead to an impairment of goodwill. The Company’s goodwill impairment assessment is sensitive to the Company's assumptions of discount rates, market multiples, projections of AUM growth, and other factors, which may vary.

    The Company's finite-lived intangible assets consist primarily of contractual rights to earn future asset management fees from the acquired management and CLO contracts as well as a CLO distribution network. Such finite-lived intangible assets were recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. The Company assesses finite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The carrying amount is deemed unrecoverable if it is greater than the sum of undiscounted cash flows expected to result from use and eventual disposition of the finite-lived intangible asset. If deemed unrecoverable, the Company records an impairment loss for the excess of the carrying amount over fair value.

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

    The following table summarizes the carrying value for the Company's goodwill and other intangible assets:

Goodwill and Other Intangible Assets

	Weighted Average Amortization Period as of	As of December 31
	December 31, 2020	2020	2019
		(in millions)
Goodwill (1)		$117	$117
Finite-lived intangible assets:
CLO contracts	7.8 years	42	42
Investment management contracts	3.5 years	24	24
CLO distribution network	3.8 years	9	9
Trade name	8.8 years	3	3
Favorable sublease	3.2 years	1	1
Lease-related intangibles	6.2 years	3	3
Finite-lived intangible assets, gross	6.2 years	82	82
Accumulated amortization		(18)	(5)
Finite-lived intangible assets, net		64	77
Licenses (indefinite-lived)		22	22
Total goodwill and other intangible assets		$203	$216
_____________________
(1)    Includes goodwill allocated to the European subsidiaries of BlueMountain. The balance changes due to foreign currency translation. The amount of goodwill deductible for tax purposes was approximately $107 million as of December 31, 2020 and $115 million as of December 31, 2019.

    Goodwill and substantially all finite-lived intangible assets relate to AssuredIM. To date, there have been no impairments of goodwill or intangible assets. Amortization expense, which is recorded in other operating expenses in the consolidated statements of operations, associated with finite-lived intangible assets was $13 million for the year ended December 31, 2020, and $3 million in 2019. For 2018, amortization expense was de minimis.

On February 24, 2021, the Company received the last regulatory approval required to merge MAC with and into AGM, with AGM as the surviving company. The merger is expected to be effective on April 1, 2021. Upon the merger all direct insurance policies issued by MAC would become direct insurance obligations of AGM. As a result, the Company will write off the $16 million carrying value of MAC's licenses in the first quarter of 2021.

As of December 31, 2020, future annual amortization of finite-lived intangible assets for the years 2021 through 2025 and thereafter is estimated to be:

Estimated Future Amortization Expense
for Finite-Lived Intangible Assets

As of December 31, 2020
Year	(in millions)
2021	$12
2022	11
2023	11
2024	10
2025	6
Thereafter	14
Total	$64

14.    Long-Term Debt and Credit Facilities

Accounting Policy

Long-term debt is recorded at principal amounts net of any unamortized original issue discount or premium and unamortized acquisition date fair value adjustment for AGM and AGMH debt. Discounts and acquisition date fair value adjustments are accreted into interest expense over the life of the applicable debt. Loss on extinguishment of debt is recorded in other income.

Committed capital securities are carried at fair value through the statement of operations.

Long Term Debt

    The Company has outstanding long-term debt primarily consisting of debt issued by U.S. Holding Companies. All of the U.S. Holding Companies' debt is fully and unconditionally guaranteed by AGL; AGL's guarantee of the junior subordinated debentures is on a junior subordinated basis.

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

Series A Enhanced Junior Subordinated Debentures.  On December 20, 2006, AGUS issued $150 million of Debentures due 2066. The Debentures pay a floating rate of interest, reset quarterly, at a rate equal to three month LIBOR plus a margin equal to 2.38%. AGUS may select at one or more times to defer payment of interest for one or more consecutive periods for up to ten years. Any unpaid interest bears interest at the then applicable rate. AGUS may not defer interest past the maturity date. The debentures are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption.

Debt Issued by AGMH

6 7/8% Notes.  On December 19, 2001, AGMH issued $100 million face amount of 6 7/8% Notes due December 15, 2101, which are redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption.

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

Intercompany Loans Payable

    On October 1, 2019, the U.S. Insurance Subsidiaries made 10 year, 3.5% interest rate intercompany loans to AGUS totaling $250 million to fund the BlueMountain Acquisition and the related capital contributions. Interest is payable annually in arrears on each anniversary of the note, commencing on October 1, 2020. Interest accrues daily and is computed on a basis of a 360 day year from October 1, 2019 until the date on which the principal amount is paid in full. AGUS will pay 20% of the original principal amount of each note on the sixth, seventh, eighth, and ninth anniversaries. The remaining 20% of the original principal amount and all accrued and unpaid interest will be paid on the maturity date. AGUS has the right to prepay the principal amount of the notes in whole or in part at any time, or from time to time, without payment of any premium or penalty.
See Note 2, Business Combinations and Assumption of Insured Portfolio, for additional information.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During 2020, 2019 and 2018, AGUS repaid $10 million, $10 million and $10 million, respectively, in outstanding principal as well as accrued and unpaid interest. As of December 31, 2020, $30 million remained outstanding.

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of December 31, 2020		As of December 31, 2019
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	498	500	497
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
AGUS - long-term debt	850	845	850	844
AGUS - Intercompany loans	280	280	290	290
Total AGUS	1,130	1,125	1,140	1,134
AGMH (3):
67/8% Senior Notes (1)	100	71	100	70
6.25% Senior Notes (1)	230	145	230	144
5.6% Senior Notes (1)	100	58	100	58
Junior Subordinated Debentures (2)	300	209	300	204
Total AGMH - long-term debt	730	483	730	476
AGM (3):
AGM Notes Payable	3	3	4	4
Total AGM - notes payable	3	3	4	4
AGMH's long-term debt purchased by AGUS	(154)	(107)	(131)	(89)
Elimination of intercompany loans payable	(280)	(280)	(290)	(290)
Total	$1,429	$1,224	$1,453	$1,235
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

	Year Ended December 31,
	2020	2019	2017
	(in millions)
Principal amount repurchased	$23	$3	$100
Loss on extinguishment of debt (1)	5	1	34
 ____________________
(1)    Included in other income in the consolidated statements of operations. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Principal payments due under the long-term debt are as follows:

Expected Maturity Schedule of Debt
As of December 31, 2020

	AGUS	AGMH	AGM	Eliminations (1)	Total
	(in millions)
2021	$—	$—	$1	$—	$1
2022	—	—	—	—	—
2023	30	—	—	(30)	—
2024	500	—	—	—	500
2025	50	—	1	(50)	1
2026-2045	400	—	1	(200)	201
2046-2065	—	—	—	—	—
2066-2085	150	300	—	(154)	296
Thereafter	—	430	—	—	430
Total	$1,130	$730	$3	$(434)	$1,429
 ____________________
(1)    Includes eliminations of intercompany loans payable and AGMH's debt purchased by AGUS.

Interest Expense

	Year Ended December 31,
	2020	2019	2018
	(in millions)
AGUS:
7% Senior Notes	$13	$13	$13
5% Senior Notes	26	26	26
Series A Enhanced Junior Subordinated Debentures	5	7	7
AGUS - long-term debt	44	46	46
AGUS - Intercompany loans	10	5	3
Total AGUS	54	51	49
AGMH:
67/8% Senior Notes	7	7	7
6.25% Senior Notes	15	16	15
5.6% Senior Notes	6	6	6
Junior Subordinated Debentures	25	25	25
Total AGMH - long-term debt	53	54	53
AGMH's long-term debt purchased by AGUS	(12)	(11)	(5)
Elimination of intercompany loans payable	(10)	(5)	(3)
Total	$85	$89	$94

Committed Capital Securities

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company is not the primary beneficiary of the trusts and therefore the trusts are not consolidated in Assured Guaranty's financial statements.
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

See Note 11, Fair Value Measurement, –Other Assets–Committed Capital Securities, for a discussion of the fair value measurement of the CCS.

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

15.    Employee Benefit Plans

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

The expense for Performance Retention Plan awards is recognized straight-line over the requisite service period, with the exception of retirement-eligible employees. For retirement-eligible employees, the expense is recognized immediately.

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

The Incentive Plan is administered by the Compensation Committee of AGL's Board of Directors (the Board), except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2020, 8,966,640 common shares were available for grant under the Incentive Plan.

Restricted Stock Units

Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. Restricted stock units awarded to employees have vesting terms similar to those of the restricted stock awards, as described below, and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company.

Restricted Stock Unit Activity

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	987,267	$41.24
Granted	265,564	41.31
Vested	(277,850)	39.12
Forfeited	(38,532)	46.39
Nonvested at December 31, 2020	936,449	$41.68

As of December 31, 2020, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $19.6 million, which the Company expects to recognize over the weighted-average remaining service period of 2.0 years. The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was $11 million, $11 million and $8 million, respectively. The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2020, 2019 and 2018 was $41.31, $44.40, and $37.91, respectively.

Performance Restricted Stock Units

    The Company has granted performance restricted stock units under the Incentive Plan. These awards vest if AGL's common share price, total shareholder return (TSR) relative to the performance of a peer group and growth in core adjusted book value during the relevant three-year performance period reaches certain hurdles. The minimum vesting percentage for these awards is zero, the target vesting percentage is 100% and the maximum vesting percentage is 200% for those awards tied to the common share price, 250% for the awards tied to TSR, and 200% for those tied to growth in core adjusted book value. If the performance is between the specified levels, the vesting level is interpolated. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	544,257	$47.23
Granted (1)	286,075	41.03
Vested (1)	(261,375)	30.49
Forfeited	—	—
Nonvested at December 31, 2020 (2)	568,957	$43.64
____________________
(1)    Includes 113,073 performance restricted stock units that were granted prior to 2020 at a weighted average grant date fair value of $30.49, but met performance hurdles and vested during 2020. The weighted average grant date fair value per share excludes these shares.
(2)    Excludes 149,960 performance restricted stock units that have met performance hurdles and will be eligible for vesting after December 31, 2020.

As of December 31, 2020, the total unrecognized compensation cost related to outstanding nonvested performance share units was $12 million, which the Company expects to recognize over the weighted‑average remaining service period of 1.7 years. The total value of performance restricted stock units vested during the years ended December 31, 2020, 2019 and 2018 was based on grant date fair value and was $8 million, $6 million and $6 million, respectively.

The Company used a Monte Carlo model to value its performance restricted stock units granted in 2018 that contain a performance hurdle based on AGL's common share price.

Monte Carlo Pricing
Weighted Average Assumptions

2018
Dividend yield	1.68%
Expected volatility	27.65%
Risk free interest rate	2.43%
Weighted average grant date fair value	$45.64

The expected dividend yield was based on the current expected annual dividend and share price on the grant date. The expected volatility was estimated at the date of grant based on an average of the 3-year historical share price volatility and implied volatilities of certain at-the-money actively traded call options in the Company. The risk-free interest rate was the implied 3-year yield currently available on U.S. Treasury zero-coupon issues at the date of grant. The expected life was based on the 18-month term of the performance period.

For the 2020 and 2019 awards, the grant-date fair value of the performance restricted stock units tied to relative TSR was calculated using a Monte Carlo simulation in order to determine the total return of the Company’s shares relative to the total return of financial companies in the Russell Midcap Financial Services Index. The inputs to the simulation include the beginning prices of shares, historical volatilities, and dividend yields of all relevant companies as well as all possible pairwise correlation coefficients among the relevant companies.  In addition, the risk-free return and discount for illiquidity are also included. For the 2020 and 2019 awards, the grant-date fair value of the performance restricted stock units tied to core adjusted book value was based on the grant date closing price. The weighted-average grant-date fair value of the 2020 and 2019 awards was $41.03 and $44.00, respectively.

Restricted Stock Awards

    Restricted stock awards are valued based on the closing price of the underlying shares at the date of grant. Restricted stock awards to employees generally vest over a three- or four-year period and restricted stock awards to outside directors vest in full in one year. Restricted stock awards to employees are amortized on a straight-line basis over the requisite service periods of the awards, and restricted stock awards to outside directors are amortized over one year, which are generally the vesting periods, with the exception of retirement-eligible employees, discussed above.

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2019	48,241	$45.98
Granted	74,054	28.12
Vested	(54,197)	42.04
Forfeited	—	—
Nonvested at December 31, 2020	68,098	$28.12

As of December 31, 2020, the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.7 million, which the Company expects to recognize over the weighted-average remaining service period of 0.3 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $2.3 million, $1.8 million and $1.9 million, respectively. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2020, 2019 and 2018 was $28.12, $45.98 and $35.56, respectively.

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

Time Vested Stock Options

	Options for Common Shares	Weighted Average Exercise Price	Number of Exercisable Options
Balance as of December 31, 2019	90,351	$20.68	90,351
Options granted	—	—
Options exercised	(73,971)	20.42
Options forfeited/expired	(401)	21.88
Balance as of December 31, 2020	15,979	$21.88	15,979

As of December 31, 2020, the aggregate intrinsic value and weighted average remaining contractual term of stock options outstanding were $0.2 million and 0.1 years, respectively. As of December 31, 2020, the aggregate intrinsic value and weighted average remaining contractual term of exercisable stock options were $0.2 million and 0.1 years, respectively.

No options were granted in 2020, 2019 and 2018. As of December 31, 2020, there were no unexpensed outstanding non-vested options.

The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $8.2 million and $9.9 million, respectively. During the years ended December 31, 2020, 2019 and 2018, $0.9 million, $2.3 million and $2.4 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares. The tax benefit from time vested stock options exercised during 2020 was $0.1 million.

Performance Stock Options

The Company granted performance stock options under the Incentive Plan. These awards were non-qualified stock options with exercise prices equal to the closing price of an AGL common share on the applicable date of grant. These awards vested 35%, 50% or 100%, if the price of AGL's common shares using the highest 40-day average share price reached certain hurdles. If the share price was between the specified levels, the vesting level would be interpolated accordingly. These awards expire seven years from the date of grant.

No options were granted in 2020, 2019 and 2018. No options were outstanding and exercisable as of December 31, 2020 and 2019.

The total intrinsic value of performance stock options exercised during the years ended December 31, 2019 and 2018 was $0.7 million and $3.8 million, respectively. During the years ended December 31, 2019 and 2018, $0.5 million and $2.7 million, respectively, was received from the exercise of performance stock options. In order to satisfy stock option exercises, the Company issues new shares.

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

Stock Purchase Plan

	Year Ended December 31,
	2020	2019	2018
	(dollars in millions)
Proceeds from purchase of shares by employees	$1.5	$1.5	$1.2
Number of shares issued by the Company	72,797	40,732	39,532

Share-Based Compensation Expense

The following table presents share-based compensation costs and the amount of such costs that are deferred as policy acquisition costs, pre-tax. Amortization of previously deferred share compensation costs is not shown in the table below.

Share-Based Compensation Expense Summary

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Share‑based compensation expense	$25	$21	$19
Share‑based compensation capitalized as DAC	1.2	1.1	0.8
Income tax benefit	4	3	3

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their eligible compensation subject to U.S. Internal Revenue Service (IRS) limitations. Contributions were matched by the Company at a rate of 100% up to 7% for 2020 and 6% for 2019 and 2018 of participant's eligible compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company at a rate of 100% up to 6% of participant's eligible compensation into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also made a core contribution of 7% for 2020 and 6% for 2019 and 2018 of the participant's eligible compensation to the qualified plan, subject to IRS limitations, and a core contribution of 6% of the participant's eligible compensation to the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $20 million, $12 million and $12 million for the years ended December 31, 2020, 2019 and 2018, respectively.

16.    Income Taxes

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

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs. AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The corporation tax rate was 19% for 2020. Assured Guaranty expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, the Company obtained a clearance from Her Majesty’s Revenue & Customs confirming any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. "controlled foreign companies" regime.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of December 31,
	2020	2019
	(in millions)
Deferred tax assets (liabilities)	$(100)	$(17)
Current tax assets (liabilities)	21	47
____________________
(1)     Included in other assets or other liabilities on the consolidated balance sheets.

Components of Net Deferred Tax Assets

	As of December 31,
	2020	2019
	(in millions)
Deferred tax assets:
Unearned premium reserves, net	$56	$76
Investment basis differences	47	48
Rent	24	24
Foreign tax credit	24	36
Net operating loss	33	32
Deferred compensation	29	26
Other	4	31
Total deferred income tax assets	217	273
Deferred tax liabilities:
Unrealized appreciation on investments	102	86
Public debt	41	44
Market discount	42	11
DAC	22	33
Loss and LAE reserve	44	29
Lease	17	19
Other	25	32
Total deferred income tax liabilities	293	254
Less: Valuation allowance	24	36
Net deferred income tax assets (liabilities)	$(100)	$(17)

As part of the acquisition of CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG), the Company acquired $189 million of net operating losses (NOL) which will begin to expire in 2033. The NOL has been limited under Internal Revenue Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2020, the Company had $156 million of NOLs available to offset its future U.S. taxable income.

Valuation Allowance

    The Company has $23.6 million of foreign tax credit (FTC) due to the 2017 Tax Cuts and Jobs Act (Tax Act) for use against regular tax in future years. FTCs will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $23.6 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute. In addition, the Company had $12.8 million of FTC from previous acquisitions that expired in 2020.

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

Provision for Income Taxes

    The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2020, 2019 and 2018, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 28%, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. In 2018, due to the Tax Act, controlled foreign corporations (CFCs) apply the local marginal corporate tax rate. In addition, the Tax Act creates a new requirement that a portion of the GILTI earned by CFCs must be included currently in the gross income of the CFCs' U.S. shareholder. The Company's overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Expected tax provision (benefit)	$83	$91	$97
Tax-exempt interest	(20)	(19)	(23)
Change in liability for uncertain tax positions	(17)	1	(15)
Effect of provision to tax return filing adjustments	(7)	(6)	(1)
State taxes	4	1	6
Taxes on reinsurance	9	(5)	6
Effect of adjustments to the provisional amounts as a result of 2017 Tax Cuts and Jobs Act	—	—	(4)
Foreign taxes	(3)	6	—
Other	(4)	(6)	(7)
Total provision (benefit) for income taxes	$45	$63	$59
Effective tax rate	10.9%	13.7%	10.2%

The expected tax provision (benefit) is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2020	2019	2018
	(in millions)
U.S.	$385	$440	$461
Bermuda	16	33	121
U.K.	13	(8)	(1)
Other	(1)	(1)	(1)
Total	$413	$464	$580

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2020	2019	2018
	(in millions)
U.S.	$894	$779	$801
Bermuda	151	146	177
U.K.	60	36	21
Other	10	2	2
Total	$1,115	$963	$1,001

Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

    As of December 31, 2020, AGUS had open tax years with the IRS for 2017 to present. In July 2020, the IRS issued a Revenue Agent Report for the 2016 tax year which did not identify any material adjustments. In September 2020, the Company received a letter from the Joint Committee on Taxation identifying no exceptions to the conclusions reached by the IRS to close the audit with no additional findings or changes. As a result the Company released, in the third quarter of 2020, previously recorded uncertain tax position reserves and accrued interest of approximately $17 million. Assured Guaranty Overseas US Holdings Inc. has open tax years of 2017 forward but is not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2017 forward.

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax positions.

	2020	2019	2018
	(in millions)
Beginning of year	$15	$14	$28
Effect of provision to tax return filing adjustments	—	5	1
Decrease in unrecognized tax positions as a result of settlement of positions taken during the prior period	(15)	—	—
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	—	(4)	(15)
Balance as of December 31,	$—	$15	$14

The Company's policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued $0.3 million, $1 million and $1 million for full years 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the Company has accrued zero and $2 million of interest, respectively.
The total amount of reserves for unrecognized tax positions, including accrued interest, as of December 31, 2020, 2019 and 2018 that would affect the effective tax rate, if recognized, was zero, $17 million and $16 million, respectively.

17.    Insurance Company Regulatory Requirements

    The following table summarizes the policyholder's surplus and net income amounts reported to local regulatory bodies in the U.S. and Bermuda for insurance subsidiaries within the group. The discussion that follows describes the basis of accounting and differences to GAAP.

Insurance Regulatory Amounts Reported
U.S. and Bermuda

	Policyholders' Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2020	2019	2020	2019	2018
	(in millions)
U.S. statutory companies:
AGM (1) (2)	$2,864	$2,691	$374	$312	$172
AGC (1) (2)	1,717	1,775	73	226	(5)
MAC (2)	305	276	37	53	55
Bermuda statutory companies:
AG Re	1,026	1,098	24	45	131
AGRO	429	410	7	12	10
____________________
(1)    Policyholders' surplus of AGM and AGC includes their indirect share of MAC. AGM and AGC own 60.7% and 39.3%, respectively, of the outstanding stock of Municipal Assurance Holdings Inc. (MAC Holdings), which owns 100% of the outstanding common stock of MAC.
(2)     As of December 31, 2020, policyholders' surplus is net of contingency reserves of $828 million, $545 million and $184 million for AGM, AGC and MAC, respectively. As of December 31, 2019, policyholders' surplus is net of contingency reserves of $869 million, $546 million and $192 million for AGM, AGC and MAC, respectively.

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

•Upfront premiums are earned upon expiration of risk rather than earned over the expected period of coverage. Premium earnings are accelerated when transactions are economically defeased, rather than legally defeased.

•Acquisition costs are charged to expense as incurred rather than over the period that related premiums are earned.

•A contingency reserve is computed based on statutory requirements, whereas no such reserve is required under GAAP.

•Certain assets designated as “non-admitted assets” are charged directly to statutory surplus, rather than reflected as assets under GAAP.

•Investments in subsidiaries are carried on the balance sheet on the equity basis, to the extent admissible, rather than consolidated with the parent.

•Admitted deferred tax assets are subject to an adjusted surplus threshold and subject to a limitation calculated in accordance with SAP. Under GAAP there is no non-admitted asset determination, rather a valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized.

•Insured credit derivatives are accounted for as insurance contracts rather than as derivative contracts measured at fair value.

•Bonds are generally carried at amortized cost rather than fair value.

•Insured obligations of VIEs, where the Company is deemed the primary beneficiary, are accounted for as insurance contracts. Under GAAP, such VIEs are consolidated and any transactions with the Company are eliminated.

•Surplus notes are recognized as surplus and each payment of principal and interest is recorded only upon approval of the insurance regulator rather than as liabilities with periodic accrual of interest.

•Acquisitions are accounted for as either statutory purchases or statutory mergers, rather than under the purchase method under GAAP.

•Losses are discounted at tax equivalent yields, and recorded when the loss is deemed probable and without consideration of the deferred premium revenue. Under GAAP, expected losses are discounted at the risk free rate at the end of each reporting period and are recorded only to the extent they exceed deferred premium revenue.

•The present value of installment premiums and commissions are not recorded on the balance sheet as they are under GAAP.

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

United Kingdom

AGUK prepares its Solvency and Financial Condition Report and other required regulatory financial reports based on Prudential Regulation Authority and Solvency II Regulations (Solvency II). As of December 31, 2020 and December 31, 2019, AGUK's Own Funds were £573 million (or $783 million) and £684 million (or $907 million), respectively.

France

AGE prepares its Solvency and Financial Condition Report and other required regulatory financial reports based on Autorité de Contrôle Prudentiel et de Résolution (ACPR) regulations and Solvency II. As of December 31, 2020, AGE's Own Funds were €75 million (or $92 million).

Dividend Restrictions and Capital Requirements

United States

    Under the New York insurance law, AGM and MAC may only pay dividends out of "earned surplus," which is the portion of an insurer's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to the insurer's shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM and MAC may each pay dividends without the prior approval of the New York Superintendent of Financial Services (New York Superintendent) in an amount that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period.

    The maximum amount available during 2021 for AGM to distribute to AGMH as dividends without regulatory approval is estimated to be approximately $277 million. Of such $277 million, $82 million is estimated to be available for distribution in the first quarter of 2021.

    In March 2019, MAC received approval from the New York State Department of Financial Services to dividend to MAC Holdings, which is owned by AGM and AGC, $100 million in 2019, an amount that exceeded the dividend capacity that was available for distribution without regulatory approval. MAC distributed a $100 million dividend to MAC Holdings in the second quarter of 2019. The maximum amount available during 2021 for MAC to distribute to MAC Holdings as dividends without regulatory approval is estimated to be approximately $17 million, none of which is available for distribution in the first quarter of 2021. See Note 13, Goodwill and Other Intangible Assets.

    Under Maryland's insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend in an amount that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2021 for AGC to distribute as ordinary dividends is approximately $94 million. Of such $94 million, approximately $13 million is available for distribution in the first quarter of 2021.

Bermuda

    For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer's statutory surplus and cannot exceed that surplus. Furthermore, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year's financial statements, which is $257 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2021 AG Re has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $257 million as of December 31, 2020. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $227 million as of December 31, 2020, and (ii) the amount of statutory surplus, which as of December 31, 2020 was $169 million.

    For AGRO, annual dividends cannot exceed $107 million, without AGRO certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2021 AGRO has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $107 million as of December 31, 2020. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $408 million as of December 31, 2020, and (ii) the amount of statutory surplus, which as of December 31, 2020 was $292 million.

United Kingdom

U.K. company law prohibits AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer's ability to declare a dividend, the Prudential Regulation Authority's capital requirements may in practice act as a restriction on dividends for AGUK.

France

French company law prohibits AGE from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While French law imposes no statutory restrictions on an insurer's ability to declare a dividend, the ACPR's capital requirements may, in practice, act as a restriction on dividends for AGE.
Dividend Restrictions and Capital Requirements

Distributions From / Contributions To
Insurance Company Subsidiaries

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Dividends paid by AGC to AGUS	$166	$123	$133
Dividends paid by AGM to AGMH	267	220	171
Dividends paid by AG Re to AGL (1)	150	275	125
Dividends paid by MAC to MAC Holdings (2)	20	105	27
Repurchase of common stock by AGC from AGUS	—	100	200
Dividends from AGUK to AGM (3)	124	—	—
Contributions from AGM to AGE (3)	(123)	—	—
____________________
(1)    The 2020 amount included fixed-maturity securities with a fair value of $47 million.
(2)    MAC Holdings distributed substantially all amounts to AGM and AGC, in proportion to their ownership percentages.
(3)    In 2020, the dividend paid to AGM from AGUK was contributed to AGE.

18.    Related Party Transactions

    From time to time, certain officers, directors, employees, their family members and related charitable foundations may make investments in various private funds, vehicles or accounts managed by AssuredIM. These investments are available to those of the Company's employees whom the Company has determined to have a status that reasonably permits the Company to offer them these types of investments in compliance with applicable laws. Generally, these investments are not subject to the management fees and performance allocations or incentive fees charged to other investors. All noncontrolling interests in the consolidated balance sheets represent employees' or former employees' ownership interests in consolidated AssuredIM Funds. See also Note 12, Asset Management Fees, for additional information.

As of December 31, 2020, Wellington Management Company, LLP (Wellington), which manages a portion of the Company's investment portfolio, owned more than 5% of the Company's common shares. As of December 31, 2019, two of the Company's investment portfolio managers, Wellington and BlackRock Financial Management, Inc. (Blackrock), each owned more than 5.0% of the Company's common shares. The Company's investment management agreement with Wasmer, Schroeder & Company LLC (Wasmer) transferred to the Charles Schwab Corporation (Schwab) on July 1, 2020, in connection with the closing on July 1, 2020, of the purchase by Schwab of the business of Wasmer. Until July 1, 2020 Wasmer was also one of the Company's investment portfolio managers.

The investment management expense from transactions with Wellington, Blackrock and Wasmer related parties was approximately $3.4 million in 2020, $3.8 million in 2019 and $4.0 million in 2018. In addition, the Company recognized $0.5 million, $1.0 million and $1.2 million in 2020, 2019 and 2018, respectively, in income from its investment in Wasmer, which is included in "equity in earnings of investees" in the consolidated statements of operations. Accrued expenses from transactions with these related parties were $1 million and $2 million as of December 31, 2020 and December 31, 2019, respectively.

    Other related party transactions include receivables from and payables to AssuredIM Funds and due from employees. Total other assets and liabilities with related parties were $9 million and $1 million, respectively, as of December 31, 2020 and $1 million and $1 million, respectively, as of December 31, 2019.

In addition, the Company cancelled 385,777 common shares it received in December 2020 from the Company's former Chief Investment Officer and Head of Asset Management pursuant to the terms of the separation agreement. The Company recognized $12 million benefit in other income in connection with this, with an offset to retained earnings.

19.    Leases and Commitments and Contingencies

Leases

The Company is party to various non-cancelable lease agreements, these leases include both operating and finance leases. The largest lease relates to approximately 103,500 square feet of office space in New York City, and expires in 2032. Subject to certain conditions, the Company has an option to renew this lease for an additional five years at a fair market rent. The Company also leases 78,400 square feet of office space at a second location in New York City, and that lease expires in 2024. Additionally, the Company leases office space in several other locations, an apartment, and certain equipment. These leases expire at various dates through 2029.

During the fourth quarter of 2020 the Company entered into an agreement to sublease additional office space at its New York City headquarters, for approximately 52,000 square feet to relocate AssuredIM. This sublease is expected to commence in the first half of 2021 and expires in 2032.

Accounting Policy

    Effective January 1, 2019, the Company adopted Topic 842, which required the establishment of a right-of-use (ROU) asset and a lease liability on the balance sheet for operating and finance leases. An ROU asset represents the Company's right to use an underlying asset for the lease term, and a lease liability represents the Company's obligation to make lease payments arising from the lease. The Company made an accounting policy election not to apply the recognition requirements of Topic 842 to short-term leases with an initial term of 12 months or less. At the inception of a lease, the total payments under a lease agreement are discounted utilizing an incremental borrowing rate that represents the Company’s collateralized borrowing rate. The rate was determined based on the remaining lease term as of the date of adoption. The Company does not include its renewal options in calculating the lease liability.
    The Company elected the package of practical expedients, which permits organizations not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification of expired or existing leases, and (iii) initial direct costs for existing leases. The Company also elected the practical expedient to account for all lease components and their associated non-lease components (i.e., common area maintenance, real estate taxes, building insurance, etc.) as a single lease component and include all fixed payments in the measurement of ROU assets and lease liabilities.

Upon adoption, the Company recognized lease liabilities of approximately $95 million (recorded in other liabilities), ROU assets of approximately $69 million (recorded in other assets), and derecognized existing deferred rent and lease incentive liabilities of approximately $26 million, resulting in no cumulative-effect adjustment to retained earnings.

    Operating lease expense is recognized on a straight-line basis over the lease term and finance lease expense consists of the straight-line amortization of the lease asset and the accretion of interest expense under the effective interest method. Costs related to variable lease and non-lease components for the Company’s leases are expensed in the period incurred.

The Company assesses ROU assets for impairment when certain events occur or when there are changes in circumstances including potential alternative uses. If circumstances require an ROU asset to be tested for possible impairment, and the carrying value of the ROU is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value.

Lease Assets and Liabilities

	As of December 31, 2020
	Assets(1)	Liabilities(2)	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate
	(in millions)
Operating leases	$78	$118	8.7	2.65%
Finance leases	1	1	1.0	1.73%
Total	$79	$119

	As of December 31, 2019
	Assets(1)	Liabilities(2)	Weighted Average Remaining Lease Term (in years)	Weighted Average Discount Rate
	(in millions)
Operating leases	$100	$130	9.4	2.61%
Finance leases	2	2	1.8	1.74%
Total	$102	$132
 ____________________
(1)    Recorded in other assets in the consolidated balance sheets. Finance lease assets are recorded net of accumulated amortization of $0.6 million and $0.1 million as of December 31, 2020 and December 31, 2019, respectively.
(2)    Recorded in other liabilities in the consolidated balance sheets.

Components of Lease Expense and Other Information

	Year Ended December 31,
	2020	2019
	(in millions)
Operating lease cost (1)	$30	$10
Variable lease cost	2	2
Short-term lease cost	1	—
Finance lease cost	1	—
Sublease income	(3)	—
Total lease cost (2)	$31	$12
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$19	$11
Financing cash outflows for finance leases	1	—
ROU assets obtained in exchange for new operating lease liabilities (3)	4	37
ROU assets obtained in exchange for new finance lease liabilities (3)	—	2
 ____________________
(1)    The 2020 amount includes $13 million ROU asset impairment on an ROU asset.
(2)    Includes amortization on finance lease ROU assets and interest on finance lease liabilities.
(3)    The amounts for 2019 relate primarily to the BlueMountain Acquisition. See Note 2, Business Combinations and Assumption of Insured Portfolio, for additional information.

    Rent expense was $9 million in 2018.

During the fourth quarter of 2020, the Company made the decision to actively market for sublease office space acquired in the BlueMountain Acquisition. Accordingly, the Company recognized an ROU asset impairment of $13 million as of December 31, 2020 within the Asset Management segment, reducing the carrying value of the lease asset to its estimated fair value. This ROU asset fair value was estimated using an income-approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent. This ROU asset impairment was recorded within other operating expenses in the consolidated statement of operations.

Future Minimum Rental Payments

	As of December 31, 2020
Year	(in millions)
	Operating Leases	Finance Leases
2021	$19	$1
2022	20	—
2023	20	—
2024	11	—
2025	9	—
Thereafter	55	—
Total lease payments (1)	134	1
Less: imputed interest	16	—
Total lease liabilities	$118	$1
____________________
(1)     Excludes an additional $32 million of future rental payments for a commitment to sublease additional office space at its New York City headquarters, which is expected to commence in the first half of 2021.

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

    In addition, in the ordinary course of their respective businesses, certain of AGL's insurance subsidiaries are involved in litigation with third parties to recover losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See "Exposure to Puerto Rico" section of Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Insurance Exposure, for a description of such actions. See also "Recovery Litigation" section of Part II, Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid (Recovered), for a description of recovery litigation unrelated to Puerto Rico. Also, in the ordinary course of their respective business, certain of AGL's investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company's results of operations in that particular quarter or year.

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

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the "Supreme Court"), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $25 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. The trial was originally scheduled for March 9, 2020, but was postponed due to COVID-19. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") and remove this action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. On December 1, 2020, AGFP moved to remand the action to the Supreme Court. A hearing on the remand motion was held on January 25, 2021; a decision is pending.

20.    Shareholders' Equity

Accounting Policy

The Company records share repurchases as a reduction to common shares and additional paid-in capital. Once additional paid-in capital has been exhausted, share repurchases are recorded as a reduction to common shares and retained earnings.

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

Share Repurchases

    In 2020, the Board authorized the repurchase of an additional $500 million of its common shares. As of February 25, 2021, the Company had remaining authorization to purchase $202 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2018	13,243,107	$500	$37.76
2019	11,163,929	500	44.79
2020	15,787,804	446	28.23
2021 (through February 25, 2021 on a settlement date basis)	1,375,451	50	36.67

Deferred Compensation

Certain executives of the Company elected to invest a portion of their AG US Group Services Inc. supplemental executive retirement plan (AGS SERP) accounts in the employer stock fund in the AGS SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGS SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2020 and 2019, there were 74,309 and 74,309 units, respectively, in the AGS SERP. See Note 15, Employee Benefit Plans.

Dividends

Any determination to pay cash dividends is at the discretion of the Company's Board, and depends upon the Company's results of operations, cash flows from operating activities, its financial position, capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, other potential uses for such funds, and any other factors the Company's Board deems relevant. For more information concerning regulatory constraints that affect the Company's ability to pay dividends, see Note 17, Insurance Company Regulatory Requirements.

On February 24, 2021, the Company declared a quarterly dividend of $0.22 per common share compared with $0.20 per common share paid in 2020, an increase of 10%.

21.    Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342
Effect of adoption of accounting guidance on credit losses	62	(62)	—	—	—	—
Other comprehensive income (loss) before reclassifications	189	(29)	7	2	—	169
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	30	(16)	—	—	—	14
Fair value gains (losses) on FG VIEs	—	—	—	—	—	—
Interest expense	—	—	—	—	—	—
Total before tax	30	(16)	—	—	—	14
Tax (provision) benefit	(4)	3	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	26	(13)	—	—	—	13
Net current period other comprehensive income (loss)	163	(16)	7	2	—	156
Balance, December 31, 2020	$577	$(30)	$(20)	$(36)	$7	$498

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2019

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2018	$59	$94	(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	339	(62)	(8)	(1)	—	268
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	55	(32)	—	—	—	23
Net investment income	1	15	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(15)	—	—	(15)
Interest expense	—	—	—	—	1	1
Total before tax	56	(17)	(15)	—	1	25
Tax (provision) benefit	(10)	1	3	—	—	(6)
Total amount reclassified from AOCI, net of tax	46	(16)	(12)	—	1	19
Net current period other comprehensive income (loss)	293	(46)	4	(1)	(1)	249
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2018

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2017	$273	$120	—	$(29)	$8	$372
Effect of adoption of ASU 2016-01 (1)	1	—	(33)	—	—	(32)
Other comprehensive income (loss) before reclassifications	(208)	(58)	(5)	(8)	—	(279)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	7	(38)	—	—	—	(31)
Fair value gains (losses) on FG VIEs			(9)			(9)
Interest expense	—	—	—	—	—	—
Total before tax	7	(38)	(9)	—	—	(40)
Tax (provision) benefit	—	6	2	—	—	8
Total amount reclassified from AOCI, net of tax	7	(32)	(7)	—	—	(32)
Net current period other comprehensive income (loss)	(215)	(26)	2	(8)	—	(247)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
____________________
(1)    On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities, resulting in a cumulative-effect reclassification of a $32 million loss, net of tax, from retained earnings to AOCI.

22.    Earnings Per Share

Accounting Policy

    The Company computes EPS using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common shares (the Company has a single class of common shares), and (ii) participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock awards and share units under the AGS SERP are considered participating securities as they received non-forfeitable rights to dividends (or dividend equivalents) similar to common shares.

Basic EPS is calculated by dividing net income (loss) available to common shareholders of Assured Guaranty by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, restricted stock units, stock options and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares.

Computation of Earnings Per Share

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$362	$402	521
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$361	$401	520
Basic shares	85.5	99.3	110.0
Basic EPS	$4.22	$4.04	$4.73

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$361	$401	$520
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$361	$401	$520

Basic shares	85.5	99.3	110.0
Dilutive securities:
Options and restricted stock awards	0.7	0.9	1.3
Diluted shares	86.2	100.2	111.3
Diluted EPS	$4.19	$4.00	$4.68
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.8	—	0.1

23.    Parent Company

The following tables present Parent Company-only, AGL condensed financial statements.

Condensed Balance Sheets

	As of
	December 31, 2020	December 31, 2019
Assets	(in millions)
Investments and cash	$190	$135
Investments in subsidiaries	6,432	6,450
Dividends receivable from affiliate	—	40
Other assets	38	31
Total assets	$6,660	$6,656
Liabilities and shareholders’ equity
Other liabilities	$17	$17
Total liabilities	$17	$17

Total shareholders’ equity	$6,643	$6,639
Total liabilities and shareholders’ equity	$6,660	$6,656

Condensed Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Revenues
Net investment income	$—	$—	$1
Other income	—	—	12
Total revenues	—	—	13
Expenses
Other expenses	34	31	41
Total expenses	34	31	41
Income (loss) before equity in earnings of subsidiaries	(34)	(31)	(28)
Equity in earnings of subsidiaries	396	433	549
Net income	362	402	521
Other comprehensive income (loss)	156	249	(247)
Comprehensive income (loss)	$518	$651	$274

Condensed Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Operating Activities:
Net Income	$362	$402	$521
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in earnings of subsidiaries	(396)	(433)	(549)
Cash dividends from subsidiaries	547	689	597
Other	19	21	18
Net cash flows provided by (used in) operating activities	532	679	587
Cash flows from investing activities
Short-term investments with maturities of over three months:
Purchases	(4)	—	—
Net sales (purchases) of short-term investments with original maturities of less than three months	(3)	(90)	(9)
Net cash flows provided by (used in) investing activities	(7)	(90)	(9)
Cash flows from financing activities
Dividends paid	(69)	(74)	(71)
Repurchases of common shares	(446)	(500)	(500)
Other	(10)	(15)	(7)
Net cash flows provided by (used in) financing activities	(525)	(589)	(578)
Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

In 2020, AG Re dividended up to AGL $47 million in the form of fixed-maturity securities.

AGL fully and unconditionally guarantees all of the U.S. Holding Companies' debt. See Note 14, Long-Term Debt and Credit Facilities, for additional information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Assured Guaranty's management, with the participation of AGL's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of AGL's disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d 15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. The controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including AGL’s President and Chief Executive Officer, and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, AGL's President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, AGL's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

    Other than integrating AssuredIM, and consolidating certain newly established AssuredIM investment vehicles, there has been no change in the Company's internal controls over financial reporting during the Company's quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

    The management of AGL is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of the Company's President and Chief Executive Officer, and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with GAAP.

    Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020 based on criteria in the 2013 Internal Control-Integrated Framework issued by the COSO.

    The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their "Report of Independent Registered Public Accounting Firm" included in Item 8, Financial Statements and Supplementary Data.

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

Code of Ethics

The Company has adopted a Code of Ethics, which sets forth standards by which all employees, officers and directors of the Company must abide as they work for the Company. The Code of Ethics is available at www.assuredguaranty.com/governance. The Company intends to disclose on its internet site any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE.

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
4.9
Amended and Restated Trust Indenture dated as of February 24, 1999 between Financial Security Assurance Holdings Ltd. and the Senior Debt Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Registration Statement to Form S-3 (#333-74165))

4.10
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 67/8% Quarterly Interest Bond Securities due 2101 (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2010)

4.11
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 6.25% Notes due November 1, 2102 (Incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2010)

4.12
Form of Assured Guaranty Municipal Holdings Inc., formerly known as Financial Security Assurance Holdings Ltd. 5.60% Notes due July 15, 2103 (Incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2010)

4.13
Supplemental Indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 1, 2009)

4.14
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.15
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.16
Supplemental Indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 1, 2009)

4.17
Officers’ Certificate, dated June 20, 2014, related to 5.000% Senior Notes due 2024, containing form of 5.000% Senior Notes due 2024 as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 20, 2014)

4.18
Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.18 to Form 10-K for year ended December 31, 2019)

10.1
Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., effective as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2018)

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
10.58
Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (amended and restated effective November 3, 2015) (Incorporated by reference to Exhibit 10.84 to Form 10-K for the year ended December 31, 2015)*

10.59
Form of Acknowledgement of Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2015)*

10.60
AG US Group Services Inc. Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2020 (Incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2019)*

10.61
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

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

Exhibit Number	Description of Document
10.72
2020 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020)*

10.73
2020 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020)*

10.74
2020 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2020)*

10.75
2020 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2020)*

10.76
2020 Form of Non-Executive Performance Retention Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2020)*

10.77
2020 Form of Non-Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2020)*

10.78
Purchase Agreement, dated as of August 7, 2019, among BlueMountain Capital Management, LLC, BlueMountain GP Holdings, LLC, BlueMountain CLO Management, LLC, Assured Guaranty US Holdings Inc., Assured Guaranty Ltd., Affiliated Managers Group, Inc. and the sellers named therein (Incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarter ended June 30, 2019)*

10.79
Employment Agreement, dated as of August 7, 2019, among AG US Group Services Inc., BlueMountain Capital Management, LLC and Andrew Feldstein (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2019)*

10.80	Separation Agreement dated November 1, 2017 between the Company and James Michener (Incorporated by reference to Exhibit 10.86 to Form 10-K for the year ended December 31, 2017)*
10.81	Separation Agreement, dated as of December 31,2019, between the Company and Bruce Stern (Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2019)*
10.82
Separation Agreement, dated as of August 6, 2020, between AG US Group Services, Inc., BlueMountain Capital Management, LLC, Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., and Andrew Feldstein (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2020)*

21.1	Subsidiaries of the Registrant
22.0	Subsidiary Guarantors and Issuers of Guaranteed Securities
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in inline XBRL: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.
104.1	The Cover page from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted, in inline XBRL (included in Exhibit 101).

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

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges	Chairman of the Board; Director	February 26, 2021
Francisco L. Borges

/s/ Dominic J. Frederico	President and Chief Executive Officer; Director	February 26, 2021
Dominic J. Frederico

/s/ Robert A. Bailenson	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Robert A. Bailenson

/s/ Laura Bieling	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2021
Laura Bieling

/s/ G. Lawrence Buhl	Director	February 26, 2021
G. Lawrence Buhl

/s/ Bonnie L. Howard	Director	February 26, 2021
Bonnie L. Howard

/s/ Thomas W. Jones	Director	February 26, 2021
Thomas W. Jones

/s/ Patrick W. Kenny	Director	February 26, 2021
Patrick W. Kenny

/s/ Alan J. Kreczko	Director	February 26, 2021
Alan J. Kreczko

/s/ Simon W. Leathes	Director	February 26, 2021
Simon W. Leathes

/s/ Michael T. O'Kane	Director	February 26, 2021
Michael T. O'Kane

/s/ Yukiko Omura	Director	February 26, 2021
Yukiko Omura