Form 10-Q
period 2021-03-31
ASSURED GUARANTY LTD
filed 2021-05-07
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021,
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 5, 2021 was 75,404,731 (includes 44,797 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of
	March 31, 2021	December 31, 2020
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $8,267 and $8,204, allowance for credit loss of $81 and $78)	$8,687	$8,773
Short-term investments at fair value	701	851
Other invested assets (includes $92 and $106 measured at fair value)	211	214
Total investment portfolio	9,599	9,838
Cash	95	162
Premiums receivable, net of commissions payable	1,359	1,372
Deferred acquisition costs	124	119
Salvage and subrogation recoverable	977	991
Financial guaranty variable interest entities’ assets, at fair value	281	296
Assets of consolidated investment vehicles (includes $2,594 and $1,727 measured at fair value)	2,956	1,913
Goodwill and other intangible assets	184	203
Other assets (includes $134 and $145 measured at fair value)	443	440
Total assets	$16,018	$15,334
Liabilities and shareholders’ equity
Unearned premium reserve	$3,718	$3,735
Loss and loss adjustment expense reserve	1,058	1,088
Long-term debt	1,225	1,224
Credit derivative liabilities, at fair value	124	103
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	301	316
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	17	17
Liabilities of consolidated investment vehicles (includes $2,096 and $1,299 measured at fair value)	2,573	1,590
Other liabilities	509	556
Total liabilities	9,525	8,629

Commitments and contingencies (see Note 13)
Redeemable noncontrolling interests (see Note 9)	21	21

Common shares ($0.01 par value, 500,000,000 shares authorized; 75,935,382 and 77,546,896 shares issued and outstanding)	1	1
Retained earnings	6,055	6,143
Accumulated other comprehensive income, net of tax of $68 and $89	373	498
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,430	6,643
Nonredeemable noncontrolling interests (see Note 9)	42	41
Total shareholders’ equity	6,472	6,684
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$16,018	$15,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Net earned premiums	$103	$103
Net investment income	70	80
Asset management fees	24	23
Net realized investment gains (losses)	(3)	(5)
Net change in fair value of credit derivatives	(19)	(77)
Fair value gains (losses) on committed capital securities	(19)	48
Fair value gains (losses) on financial guaranty variable interest entities	5	(9)
Fair value gains (losses) on consolidated investment vehicles	16	(12)
Foreign exchange gains (losses) on remeasurement	—	(62)
Other income (loss)	—	7
Total revenues	177	96
Expenses
Loss and loss adjustment expenses	30	20
Interest expense	21	22
Amortization of deferred acquisition costs	3	3
Employee compensation and benefit expenses	60	64
Other operating expenses	57	45
Total expenses	171	154
Income (loss) before income taxes and equity in earnings of investees	6	(58)
Equity in earnings of investees	9	(4)
Income (loss) before income taxes	15	(62)
Provision (benefit) for income taxes	—	(4)
Net income (loss)	15	(58)
Less: Noncontrolling interests	4	(3)
Net income (loss) attributable to Assured Guaranty Ltd.	$11	$(55)

Earnings per share:
Basic	$0.14	$(0.59)
Diluted	$0.14	$(0.59)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$15	$(58)
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(20) and $(27)	(119)	(162)
Investments with credit impairment, net of tax provision (benefit) of $(1) and $(13)	(6)	(52)
Change in net unrealized gains (losses) on investments	(125)	(214)
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse, net of tax	(1)	10
Other, net of tax provision (benefit)	1	—
Other comprehensive income (loss)	(125)	(204)
Comprehensive income (loss)	(110)	(262)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	(3)
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(114)	$(259)

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(dollars in millions, except share data)

For the Three Months Ended March 31, 2021

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2020	77,546,896	$1	$6,143	$498	$1	$6,643	$41	$6,684
Net income	—	—	11	—	—	11	4	15
Dividends ($0.22 per share)	—	—	(17)	—	—	(17)	—	(17)
Contributions	—	—	—	—	—	—	3	3
Common shares repurchases	(1,986,534)	—	(77)	—	—	(77)	—	(77)
Share-based compensation	375,020	—	(5)	—	—	(5)	—	(5)
Distributions	—	—	—	—	—	—	(6)	(6)
Other comprehensive loss	—	—	—	(125)	—	(125)	—	(125)
Balance at March 31, 2021	75,935,382	$1	$6,055	$373	$1	$6,430	$42	$6,472

For the Three Months Ended March 31, 2020

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2019	93,274,987	$1	$6,295	$342	$1	$6,639	$6	$6,645
Net income	—	—	(55)	—	—	(55)	(1)	(56)
Dividends ($0.20 per share)	—	—	(19)	—	—	(19)	—	(19)
Common shares repurchases	(3,629,410)	—	(116)	—	—	(116)	—	(116)
Share-based compensation	337,745	—	(5)	—	—	(5)	—	(5)
Other comprehensive loss	—	—	—	(204)	—	(204)	—	(204)
Contributions and reallocation of ownership interests	—	—	—	—	—	—	20	20
Balance at March 31, 2020	89,983,322	$1	$6,100	$138	$1	$6,240	$25	$6,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

 (in millions)

	Three Months Ended March 31,
	2021	2020
Net cash flows provided by (used in) operating activities	$(466)	$(164)
Investing activities
Fixed-maturity securities:
Purchases	(396)	(278)
Sales	120	86
Maturities and paydowns	225	217
Short-term investments with maturities of over three months:
Purchases	—	(56)
Sales	—	4
Maturities and paydowns	30	12
Net sales (purchases) of short-term investments with original maturities of less than three months	120	375
Paydowns on financial guaranty variable interest entities’ assets	14	37
Purchases of other invested assets	(32)	(10)
Sales and return of capital of other invested assets	45	1
Other	(1)	1
Net cash flows provided by (used in) investing activities	125	389
Financing activities
Dividends paid	(18)	(20)
Repurchases of common shares	(77)	(116)
Net paydowns of financial guaranty variable interest entities’ liabilities	(13)	(35)
Paydown of long-term debt	—	(21)
Other	7	(11)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	752	—
Proceeds from issuance of warehouse financing debt	217	—
Repayment of warehouse financing debt	(476)	—
Contributions from noncontrolling interests to investment vehicles	3	23
Distributions to noncontrolling interests from investment vehicles	(6)	—
Net cash flows provided by (used in) financing activities	389	(180)
Effect of foreign exchange rate changes	—	(7)
Increase (decrease) in cash and restricted cash	48	38
Cash and restricted cash at beginning of period	298	183
Cash and restricted cash at end of period	$346	$221

(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited) - (Continued)

 (in millions)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information
Cash paid (received) during the period for:
Interest on long-term debt	$8	$9

	As of
	March 31, 2021	March 31, 2020
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:
Cash	$95	$139
Restricted cash (included in other assets)	1	—
Cash of consolidated investment vehicles (see Note 9)	250	82
Cash and restricted cash at the end of period	$346	$221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2021

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

Through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM), the Company significantly increased its participation in the asset management business with the completion on October 1, 2019, of its acquisition of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities. AssuredIM is a diversified asset manager that serves as investment advisor to collateralized loan obligations (CLOs), opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM has managed structured and public finance, credit and special situation investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients.

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

These unaudited interim condensed consolidated financial statements are as of March 31, 2021 and cover the three-month period ended March 31, 2021 (First Quarter 2021) and the three-month period ended March 31, 2020 (First Quarter 2020). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year's presentation.

    The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries and include its consolidated financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in AGL’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC).

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

    The Company's principal asset management subsidiaries are:

•Assured Investment Management LLC;
•Assured Investment Management (London) LLP; and
•Assured Healthcare Partners LLC.

    Until April 1, 2021, Municipal Assurance Corp. (MAC) was also a principal insurance subsidiary domiciled in New York. On February 24, 2021, the Company received the last regulatory approval required to execute a multi-step transaction to merge MAC with and into AGM, with AGM as the surviving company. As a result, the Company wrote-off the $16 million carrying value of MAC's insurance licenses in First Quarter 2021, which was recorded in other operating expenses in the Insurance segment.

AGM, AGC and, until its merger with AGM on April 1, 2021, MAC, (collectively, the U.S. Insurance Subsidiaries), jointly own an investment subsidiary, AG Asset Strategies LLC (AGAS), which invests in funds managed by AssuredIM (AssuredIM Funds).

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (collectively, the U.S. Holding Companies)- have public debt outstanding.

Recent Accounting Standards Adopted

Simplification of the Accounting for Income Taxes

    In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses and annual effective tax rate calculations. The ASU was effective for interim and annual periods beginning after December 15, 2020. This ASU did not have an impact on the Company's consolidated financial statements.

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

Reference Rate Reform

    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued due to reference rate reform. This ASU is effective upon issuance and may be applied prospectively for contract modifications that occur from March 12, 2020 through December 31, 2022.

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

2.    Segment Information

     The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company's chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of FG VIEs and those AssuredIM investment vehicles for which the Company is deemed the primary beneficiary (consolidated investment vehicles, or CIVs as described in Note 9, Variable Interest Entities).

    The Insurance segment primarily consists of the Company's insurance subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment is presented without giving effect to the consolidation of FG VIEs and therefore includes premiums and losses of all financial guaranty contracts, whether or not the associated FG VIEs are consolidated, and also includes its share of earnings from AssuredIM Funds in which the Insurance segment invests.

    The Asset Management segment consists of AssuredIM, which provides asset management services to outside investors as well as to the U.S. Insurance Subsidiaries and AGAS. The Asset Management segment includes asset management fees attributable to CIVs and inter-segment asset management fees earned from the U.S. Insurance Subsidiaries. The Asset Management segment presents fund expenses and reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations, reimbursable expenses are shown as a component of asset management fees.

    The Corporate division primarily consists of interest expense on the debt of the U.S. Holding Companies, as well as other operating expenses attributed to AGL, the U.S. Holding Companies and other corporate activities, including administrative services performed by operating subsidiaries for the holding companies.

    Other items primarily consist of intersegment eliminations, reclassification of the reimbursement of fund expenses to revenue, and consolidation adjustments, including the effect of consolidating FG VIEs and CIVs. See Note 9, Variable Interest Entities.

    The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

Total adjusted operating income includes the effect of consolidating both FG VIEs and CIVs. The effect of consolidating such entities, including the related eliminations, is included in the "other" column in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

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

The following tables present the Company's operations by operating segment.

Segment Information

	Three Months Ended March 31, 2021
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$177	$18	$—	$25	$220
Intersegment revenues	2	2	—	(4)	—
Total revenues	179	20	—	21	220
Total expenses	106	29	32	7	174
Income (loss) before income taxes and equity in earnings of investees	73	(9)	(32)	14	46
Equity in earnings of investees	19	—	—	(10)	9
Adjusted operating income (loss) before income taxes	92	(9)	(32)	4	55
Provision (benefit) for income taxes	13	(2)	(3)	—	8
Noncontrolling interests	—	—	—	4	4
Adjusted operating income (loss)	$79	$(7)	$(29)	$—	$43

	Three Months Ended March 31, 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$193	$16	$(4)	$(15)	$190
Intersegment revenues	3	1	—	(4)	—
Total revenues	196	17	(4)	(19)	190
Total expenses	84	28	35	(1)	146
Income (loss) before income taxes and equity in earnings of investees	112	(11)	(39)	(18)	44
Equity in earnings of investees	(9)	—	(5)	10	(4)
Adjusted operating income (loss) before income taxes	103	(11)	(44)	(8)	40
Provision (benefit) for income taxes	18	(2)	(5)	(1)	10
Noncontrolling interests	—	—	—	(3)	(3)
Adjusted operating income (loss)	$85	$(9)	$(39)	$(4)	$33

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income (loss) attributable to AGL	$11	$(55)
Less pre-tax adjustments:
Realized gains (losses) on investments	(3)	(5)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(19)	(88)
Fair value gains (losses) on CCS	(19)	48
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	1	(57)
Total pre-tax adjustments	(40)	(102)
Less tax effect on pre-tax adjustments	8	14
Adjusted operating income (loss)	$43	$33

3.    Outstanding Exposure

The Company sells credit protection primarily in financial guaranty insurance form. Until 2009, the Company also sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps (CDS). The Company's contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS in the U.S. since 2009. The Company has, however, acquired or reinsured portfolios both before and since 2009 that include financial guaranty contracts in credit derivative form.

The Company also writes specialty insurance and reinsurance that is consistent with its risk profile and benefits from its underwriting experience.

The Company seeks to limit its exposure to losses by underwriting obligations that it views as investment grade at inception, although on occasion it may underwrite new issuances that it views as below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on a portfolio of insurance or reassuming a portfolio of reinsurance it had previously ceded; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, typically requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 4, Expected Loss to be Paid (Recovered), for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company uses a tax-equivalent yield to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

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

Impact of COVID-19 Pandemic

    The novel coronavirus that emerged in Wuhan, China in late 2019 and which causes the coronavirus disease known as COVID-19 was declared a pandemic by the World Health Organization in early 2020 and continues to spread throughout the world. Several vaccines have been developed and approved by governments, and distribution of vaccines is proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for over a year now, its ultimate size, depth, course and duration, and the effectiveness, acceptance and distribution of vaccines for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time. For information about how the COVID-19 pandemic has impacted the Company's loss projections, see Note 4, Expected Loss to be Paid (Recovered).

The Company's surveillance department has established supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. In addition, the Company's surveillance department has been in contact with certain of its credits that it believes may be more at risk from COVID-19 and governmental and private responses to COVID-19. The Company's internal ratings and loss projections reflect this augmented surveillance activity. Through May 6, 2021, the Company has paid only relatively small first-time insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company currently projects nearly full reimbursement of these relatively small claims.

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

    The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, which amounts are included in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of March 31, 2021 and December 31, 2020, the Company excluded $1.3 billion and $1.4 billion, respectively, of net par attributable to loss mitigation securities, respectively.

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

    The calculation of debt service requires the use of estimates, which the Company updates periodically, including estimates for the expected remaining term of insured obligations supported by homogeneous pools of assets, updated interest rates for floating and variable rate insured obligations, behavior of consumer price indices for obligations with consumer price index inflators, foreign exchange rates and other assumptions based on the characteristics of each insured obligation. The anticipated sunset of LIBOR after June, 30, 2023 has introduced another variable into the Company's calculation of future debt service. Debt service is a measure of the estimated maximum potential exposure to insured obligations before considering the Company’s various legal rights to the underlying collateral and other remedies available to it under its financial guaranty contract.

    Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on variable rate insured obligations, consumer price index behavior differing from that projected, changes in foreign exchange rates on non-U.S. dollar denominated insured obligations and other factors.

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of		As of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Public finance	$355,632	$356,078	$355,210	$355,649
Structured finance	10,264	10,614	10,233	10,584
Total financial guaranty	$365,896	$366,692	$365,443	$366,233

Financial Guaranty Portfolio
by Internal Rating
As of March 31, 2021

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$338	0.2%	$2,626	5.0%	$1,142	13.2%	$152	27.5%	$4,258	1.8%
AA	16,451	9.6	4,629	8.9	4,203	48.4	34	6.2	25,317	10.8
A	92,060	53.2	11,439	22.0	931	10.7	138	25.0	104,568	44.6
BBB	58,694	33.9	32,890	63.1	806	9.3	228	41.3	92,618	39.6
BIG	5,398	3.1	515	1.0	1,596	18.4	—	—	7,509	3.2
Total net par outstanding	$172,941	100.0%	$52,099	100.0%	$8,678	100.0%	$552	100.0%	$234,270	100.0%

Financial Guaranty Portfolio
by Internal Rating
As of December 31, 2020

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$340	0.2%	$2,617	4.9%	$1,146	12.8%	$152	26.4%	$4,255	1.8%
AA	16,742	9.7	4,690	8.8	4,324	48.3	35	6.0	25,791	11.0
A	90,914	53.0	11,646	22.0	1,006	11.3	137	23.8	103,703	44.3
BBB	58,162	33.9	33,180	62.6	835	9.3	252	43.8	92,429	39.5
BIG	5,439	3.2	895	1.7	1,641	18.3	—	—	7,975	3.4
Total net par outstanding	$171,597	100.0%	$53,028	100.0%	$8,952	100.0%	$576	100.0%	$234,153	100.0%

    In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $673 million of public finance gross par and $629 million of structured finance gross par as of March 31, 2021. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2021

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,735	$58	$3,605	$5,398	$172,941
Non-U.S. public finance	468	—	47	515	52,099
Public finance	2,203	58	3,652	5,913	225,040
Structured finance:
U.S. RMBS	134	25	1,283	1,442	2,850
Other structured finance	24	49	81	154	6,380
Structured finance	158	74	1,364	1,596	9,230
Total	$2,361	$132	$5,016	$7,509	$234,270

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2020

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,777	$57	$3,605	$5,439	$171,597
Non-U.S. public finance	846	—	49	895	53,028
Public finance	2,623	57	3,654	6,334	224,625
Structured finance:
U.S. RMBS	200	26	1,254	1,480	2,990
Other structured finance	28	51	82	161	6,538
Structured finance	228	77	1,336	1,641	9,528
Total	$2,851	$134	$4,990	$7,975	$234,153

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of March 31, 2021

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,297	$64	$2,361	119	5	124
Category 2	128	4	132	19	1	20
Category 3	4,967	49	5,016	127	8	135
Total BIG	$7,392	$117	$7,509	265	14	279

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

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of March 31, 2021, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

    On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA established a seven-member financial oversight and management board (FOMB) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under chapter 9 of the United States Bankruptcy Code (Bankruptcy Code).

    The Company believes that a number of the actions taken by the Commonwealth, the FOMB and others with respect to obligations the Company insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. In addition, the Commonwealth, the FOMB and others have taken legal action naming the Company as a party. See “Puerto Rico Litigation” below.

Despite these concerns, the Company has engaged in negotiations with the FOMB and other stakeholders in an attempt to reach a consensual resolution, with particular progress being made in the early part of 2021. On February 22, 2021, AGM and AGC agreed to support the revised Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) plan support agreement (PSA) (GO/PBA PSA) subject to reaching a satisfactory resolution with respect to the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Convention Center District Authority (PRCCDA) bonds it insures. On May 5, 2021, AGM and AGC entered into a PSA (HTA/CCDA PSA) with certain other stakeholders, the Commonwealth, and the FOMB with respect to the PRHTA and the PRCCDA bonds it insures. With the signing of the HTA/CCDA PSA and the expiration of the related withdrawal rights of AGM and AGC under the GO/PBA PSA, AGM and AGC became bound to the GO/PBA PSA. Previously, on May 3, 2019, AGM and AGC entered into a restructuring support agreement (PREPA RSA; together with the GO/PBA PSA and the HTA/CCDA PSA, the Support Agreements) with the Puerto Rico Electric Power Authority (PREPA) and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and FOMB, that is intended to, among other things, provide a framework for the consensual resolution of the treatment of the Company’s insured PREPA revenue bonds.

With the signing of the HTA/CCDA PSA and with the GO/PBA PSA now binding the Company, $3,484 million, or 93.5% of the Company’s insured net par outstanding of Puerto Rico exposures is covered by a Support Agreement. Each Support Agreement includes a number of conditions and the related debtor’s plan of adjustment must be approved by the Title III court, so there can be no assurance that the consensual resolutions embodied in the Support Agreements will be achieved in their current form, or at all. Even if the consensual resolutions embodied in the Support Agreements are approved and documented as contemplated, they may be subject to further legal challenge or the parties to the legal documents may not live up to their obligations. Both economic and political developments, including those related to the COVID-19 pandemic, may impact implementation of the consensual resolutions contemplated by the Support Agreements and the amount the Company realizes under the Support Agreements and related debtors’ plans of adjustment, as well as the performance or resolution of the Puerto Rico exposures not subject to a Support Agreement. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company's results of operations and shareholders' equity.

Support Agreements

    GO/PBA PSA. As of March 31, 2021, the Company had $1,246 million of insured net par outstanding that is now covered by the GO/PBA PSA: $1,112 million insured net par outstanding of GOs and $134 million insured net par outstanding of PBA bonds. The GO bonds are supported by the good faith, credit and taxing power of the Commonwealth, while the PBA bonds are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. The Commonwealth and the PBA defaulted on their debt service payments due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The FOMB has filed a petition under Title III of PROMESA with respect to both the Commonwealth and the PBA.

    On February 22, 2021, the FOMB entered into the GO/PBA PSA with certain GO and PBA bondholders and insurers (including AGM and AGC) representing approximately $11.7 billion, or approximately 62% of the aggregate amount of general obligation and PBA bond claims. In general, the GO/PBA PSA provides for lower Commonwealth debt service payments per annum relative to the Plan Support Agreement signed in February 2020 (February 2020 PSA), extends the tenor of new recovery bonds, increases the amount of cash distributed to creditors, and provides additional consideration in the form of a contingent value instrument (CVI). This CVI is intended to provide creditors with additional returns tied to outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The GO/PBA PSA provides for different recoveries based on the bonds’ vintage issuance date, with GO and PBA bonds issued before 2011 (Vintage) receiving higher recoveries than GO and PBA bonds issued in 2011 and thereafter (except that, for purposes of the GO PSA, Series 2011A GO bonds would be treated as Vintage bonds).
    On March 8, 2021, the FOMB filed with the Title III court a Second Amended Title III Joint Plan of Adjustment of the Commonwealth (Amended POA) that seeks to restructure approximately $35 billion of debt (including the GO bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations. The Amended POA includes the terms of the settlement embodied in the GO/PBA PSA. The HTA/CCDA PSA requires the Amended POA to be further amended to, among other things, embody the terms of the clawback-related settlement contemplated by the HTA/CCDA PSA.

HTA/CCDA PSA. As of March 31, 2021, the Company had $1,462 million of insured net par outstanding that is now covered by the HTA/CCDA PSA: $817 million insured net par outstanding of PRHTA (transportation revenue) bonds; $493 million insured net par outstanding of PRHTA (highway revenue) bonds; and $152 million insured net par outstanding of PRCCDA bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The PRCCDA bonds are secured by certain hotel tax revenues. The PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The FOMB has filed a petition under Title III of PROMESA with respect to PRHTA. There were sufficient funds in the PRCCDA bond accounts to make only partial payments on the July 1, 2017 PRCCDA bond payments guaranteed by the Company, and the Company has been making claim payments on these bonds since that date.

    The HTA/CCDA PSA provides for payments to AGM and AGC consisting of (i) cash, (ii) in the case of PRHTA, new bonds expected to be backed by toll revenue (Toll Bonds); and (iii) a CVI. Under the HTA/CCDA PSA, bondholders and bond insurers of PRHTA will receive, in the aggregate, $389 million of cash; $1,245 million in Toll Bonds; and the CVI. Under the HTA/CCDA PSA, bondholders and bond insurers of PRCCDA will receive, in the aggregate, $112 million in cash and the CVI.

    On June 26, 2020, the FOMB certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan will need to be further revised to be consistent with the HTA/CCDA PSA.

PREPA RSA. As of March 31, 2021, the Company had $776 million insured net par outstanding of PREPA obligations subject to the PREPA RSA. The PREPA obligations are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the FOMB commenced proceedings for PREPA under Title III of PROMESA.

    The PREPA RSA contemplates the exchange of PREPA’s existing revenue bonds for new securitization bonds issued by a special purpose corporation and secured by a segregated transition charge assessed on electricity bills. Under the PREPA RSA, the Company has the option to guarantee its allocated share of the securitization exchange bonds, which may then be offered and sold in the capital markets. The Company believes that the additive value created by attaching its guarantee to the securitization exchange bonds would materially improve its overall recovery under the transaction, as well as generate new insurance premiums; and therefore that its economic results could differ from those reflected in the PREPA RSA.

    On June 29, 2020, the FOMB certified a revised fiscal plan for PREPA. The revised certified PREPA fiscal plan projects no capacity to pay debt service over the five-year forecast period without incurring rate increases.

Other Puerto Rico Exposures

MFA. As of March 31, 2021, the Company had $223 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

    Puerto Rico Infrastructure Financing Agency (PRIFA). As of March 31, 2021, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. The Company has been making claim payments on the PRIFA bonds since January 2016.

U of PR. As of March 31, 2021, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

PRASA. In the fourth quarter of 2020, $372 million of PRASA obligations insured by the Company were refunded, reducing the Company's exposure to such bonds. As of March 31, 2021, the Company had $1 million of insured net par outstanding of PRASA obligations. The Company's insured PRASA obligations are secured by a lien on the gross revenues of the water and sewer system.

Puerto Rico Litigation

    The Company believes that a number of the actions taken by the Commonwealth, the FOMB and others with respect to obligations it insures are illegal or unconstitutional or both, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. In addition, the Commonwealth, the FOMB and others have taken legal action naming the Company as party.

    Currently, there are numerous legal actions relating to the default by the Commonwealth and certain of its entities on debt service payments, and related matters, and the Company is a party to a number of them. On July 24, 2019, Judge Laura Taylor Swain of the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) held an omnibus hearing on litigation matters relating to the Commonwealth. At that hearing, she imposed a stay through November 30, 2019 on a series of adversary proceedings and contested matters amongst the stakeholders and imposed mandatory mediation on all parties through that date. On October 28, 2019, Judge Swain extended the stay until December 31, 2019, and has since stayed the proceedings pending the Court's determination on the Commonwealth's plan of adjustment.

The Company expects that the issues that remain relevant raised in several of the stayed proceedings commenced by the Company or the FOMB, either prior to or following the filing of petitions under Title III of PROMESA, to be addressed either in other subsequently filed adversary proceedings described below or in the proceedings to confirm the plans of adjustment for the Commonwealth, PRHTA or other instrumentalities of the Commonwealth. Issues that the Company believes remain relevant from these earlier proceedings include (i) whether the clawback of certain excise taxes and revenues pledged to secure payment of bonds issued by PRHTA, PRCCDA and PRIFA should be invalidated, (ii) whether administrative rent claims of the PBA against the Commonwealth should be disallowed, (iii) whether certain later vintage Commonwealth general obligation bonds should be invalidated as having been issued in violation of the Puerto Rico constitutional debt limit, (iv) whether Commonwealth general obligation bonds are secured by consensual or statutory liens, and (v) the validity, enforceability and extent of security interests in PRHTA revenues securing PRHTA bonds. One of the stayed proceedings concerns a PREPA RSA entered in 2015 and is no longer relevant in light of the PREPA RSA entered in by the FOMB, the Company and other parties in 2019. For so long as the Company is a party to the Support Agreements, its participation as an adverse party to the FOMB in any PROMESA litigation is to be stayed, with the Company supporting the positions of the FOMB in seeking confirmation of the Commonwealth, PRCCDA and PRHTA plans of adjustment and the approval of the PREPA RSA so long as those plans of adjustment and the PREPA RSA conform to the respective requirements of the Support Agreements.

The Company is involved in three proceedings which have been adjourned indefinitely to permit the FOMB to assess the financial impact of the pandemic on PREPA and its request for approval of the PREPA RSA settlement. The court has required, and the FOMB has provided, periodic reports. Issues the Company believes remain relevant from these proceedings include (i) the approval of the PREPA RSA, (ii) whether certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims can obtain declarations that the advances made by such parties are "current expenses" as defined in the trust agreement pursuant to which the PREPA bonds were issued (Current Expenses) and there is no valid lien securing the PREPA bonds unless and until such parties are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claim to such parties’ claims and declaring the PREPA RSA null and void, and (iii) whether the retirement system for PREPA employees (SREAEE) can obtain declarations that amounts owed to SREAEE are Current Expenses, that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds and that SREAEE is a third-party beneficiary of certain trust agreement provisions, as well as orders subordinating the PREPA bondholders’ lien and claim to the SREAEE claims. The Company believes these proceedings will resume at some point in the future and the relevant issues resolved in proceedings before the Title III court.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the FOMB lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the FOMB's motion to stay this adversary proceeding pending a decision by the United States Court of Appeals for the First Circuit (First Circuit) in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order and be addressed in the Commonwealth plan confirmation process. Judge Swain postponed certain deadlines and hearings, including those related to the plan of adjustment, indefinitely as a result of the COVID-19 pandemic. Pursuant to the court's order, the FOMB filed an updated status report on September 9, 2020, as well as a subsequent update on October 25, 2020, regarding the effects of the pandemic on the Commonwealth. Subsequently, the court ordered the FOMB to file a further updated report by December 8, 2020 and, no later than February 10, 2021, an amended Commonwealth disclosure statement and plan of adjustment or, at a minimum, a term sheet outlining such amendments necessitated by the COVID-19 pandemic. On February 10, 2021, the FOMB filed a motion to extend the deadline to March 8, 2021 given a recent preliminary agreement with creditors. On March 8, 2021, the FOMB filed a disclosure statement and a second amended Commonwealth plan of adjustment intended to implement a Plan Support Agreement dated as of February 22, 2021, to which AGM and AGC had given their support conditioned on the Plan Support Agreement becoming part of a consensually negotiated and comprehensive solution that would include PRHTA and PRCCDA. On May 5, 2021, the FOMB announced the execution of the Plan Support Agreement that includes PRHTA and PRCCDA.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers filed in Federal District Court for Puerto Rico a motion (amending and superseding a motion filed by AGM and AGC on August 23, 2019) for relief from the automatic stay imposed pursuant to Title III of PROMESA to permit AGM and AGC, and the other moving parties to enforce in another forum the application of the revenues securing the PRHTA Bonds (the PRHTA Revenues) or, in the alternative, for adequate protection for their property interests in PRHTA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. Pursuant to orders issued on July 2, 2020 and September 9, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to liens or other property interests in PRHTA Revenues that have not been deposited in the related bond resolution funds. On September 23, 2020, AGM and AGC filed a notice of appeal of this denial and the underlying determinations to the First Circuit, which held oral arguments on February 4, 2021. On March 3, 2021, the First Circuit issued an opinion, finding that the District Court had not abused its discretion in denying lift stay relief. The First Circuit did not rule on whether movants had a property interest, noting that issue was actively being adjudicated before the District Court, which will eventually decide on a final basis, and on a more developed record, whether the insurers have a property interest.

    On January 16, 2020, the FOMB brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the Commonwealth Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or property interests with respect to PRHTA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion.

    On January 16, 2020, the FOMB, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA Bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRHTA Revenues. This matter is stayed pending further order of the court.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRIFA Rum Tax Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRIFA Bonds (the PRIFA Revenues), seeking an order lifting the automatic stay so that AGM and AGC and the other moving parties can enforce rights respecting the PRIFA Revenues in another forum or, in the alternative, that the Commonwealth must provide adequate protection for such parties’ lien on the PRIFA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. Pursuant to orders issued on July 2, 2020 and September 9, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to PRIFA Revenues that have not been deposited in the related sinking fund.  On September 23, 2020, AGM and AGC filed a notice of appeal of this denial and the underlying determinations to the First Circuit, which held oral arguments on February 4, 2021. On March 3, 2021, the First Circuit issued an opinion, finding that the District Court had not abused its discretion in denying lift stay relief. The First Circuit did not rule on whether movants had a property interest, noting that issue was actively being adjudicated before the District Court, which will eventually decide on a final basis, and on a more developed record, whether the insurers have a property interest.

On January 16, 2020, the FOMB brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRIFA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or ownership interests with respect to PRIFA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion.

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

    On January 16, 2020, the FOMB brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRCCDA Bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRCCDA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
(in millions)
Exposure to Puerto Rico	$3,789	$3,789	$5,581	$5,674

Puerto Rico
Net Par Outstanding

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO (1)	$1,112	$1,112
PBA (1)	134	134
Subtotal - GO/PBA PSA	1,246	1,246
PRHTA (Transportation revenue) (1)	817	817
PRHTA (Highway revenue) (1)	493	493
PRCCDA	152	152
Subtotal - HTA/CCDA PSA	1,462	1,462
PREPA (1)	776	776
Subtotal Subject to a Support Agreement	3,484	3,484

Other Puerto Rico Exposures
MFA	223	223
PRIFA	16	16
PRASA and U of PR	2	2
Subtotal Other Puerto Rico Exposures	241	241

Total net exposure to Puerto Rico	$3,725	$3,725
____________________
(1)    As of the date of this filing, the FOMB has certified a filing under Title III of PROMESA for these exposures.

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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of March 31, 2021

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2021 (April 1 - June 30)	$—	$3
2021 (July 1 - September 30)	152	244
2021 (October 1 - December 31)	—	3
Subtotal 2021	152	250
2022	176	356
2023	206	377
2024	222	384
2025	223	373
2026-2030	987	1,575
2031-2035	1,205	1,557
2036-2040	505	576
2041-2042	49	51
Total	$3,725	$5,499

Exposure to the U.S. Virgin Islands

    As of March 31, 2021, the Company had $478 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $215 million BIG. The $263 million USVI net par the Company rated investment grade primarily consisted of bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum. The $215 million BIG USVI net par consisted of (a) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (b) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. As of March 31, 2021 and December 31, 2020, $5 million and $13 million, respectively, of aircraft residual value insurance exposure was rated BIG.

Specialty Insurance and Reinsurance
Exposure

	Gross Exposure		Net Exposure
	As of		As of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)
Life insurance transactions (1)	$1,189	$1,121	$781	$720
Aircraft residual value insurance policies	355	363	200	208
Total	$1,544	$1,484	$981	$928
____________________
(1)    The life insurance transactions net exposure is projected to increase to approximately $1.0 billion by June 30, 2027.

4.    Expected Loss to be Paid (Recovered)

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

In circumstances where the Company has purchased its own insured obligations that had expected losses, and in cases where issuers of insured obligations elected or the Company and an issuer mutually agreed as part of a negotiation to deliver the underlying collateral, insured obligation or a new security to the Company, expected loss to be paid (recovered) is reduced and the asset received is prospectively accounted for under the applicable guidance for that instrument.

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

    The Company does not use traditional actuarial approaches to determine its estimates of expected losses. The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations, recovery rates, delinquency and prepayment rates (with respect to RMBS), timing of cash flows, and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and have a material effect on the Company's financial statements. Each quarter, the Company may revise its scenarios and update assumptions and probability weightings of its scenarios based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Such information includes management's view of the potential impact of COVID-19 on its distressed exposures. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

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

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts under all accounting models (insurance, derivative and VIE). The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 2.49% with a weighted average of 0.88% as of March 31, 2021 and 0.00% to 1.72% with a weighted average of 0.60% as of December 31, 2020. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 5.0% and 6.8% of the total as of March 31, 2021 and December 31, 2020, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	First Quarter
	2021	2020
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$529	$737
Economic loss development (benefit) due to:
Accretion of discount	1	4
Changes in discount rates	(48)	31
Changes in timing and assumptions	60	(38)
Total economic loss development (benefit)	13	(3)
Net (paid) recovered losses	(70)	(74)
Net expected loss to be paid (recovered), end of period	$472	$660

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2021
	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$15	$(92)	$228
Non-U.S. public finance	36	(12)	—	24
Public finance	341	3	(92)	252
Structured finance:
U.S. RMBS	148	11	22	181
Other structured finance	40	(1)	—	39
Structured finance	188	10	22	220
Total	$529	$13	$(70)	$472

	First Quarter 2020
	Net Expected Loss to be Paid (Recovered) as of December 31, 2019	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$56	$(94)	$493
Non-U.S. public finance	23	3	—	26
Public finance	554	59	(94)	519
Structured finance:
U.S. RMBS	146	(63)	21	104
Other structured finance	37	1	(1)	37
Structured finance	183	(62)	20	141
Total	$737	$(3)	$(74)	$660
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets.

The tables above include (1) LAE paid of $4 million and $3 million for First Quarter 2021 and 2020, respectively, and (2) expected LAE to be paid of $19 million as of March 31, 2021 and $23 million as of December 31, 2020.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
	March 31, 2021	December 31, 2020	2021	2020
	(in millions)
Insurance (see Notes 5 and 7)	$417	$471	$16	$(1)
FG VIEs (see Note 9)	53	59	(6)	6
Credit derivatives (see Note 6)	2	(1)	3	(8)
Total	$472	$529	$13	$(3)

Selected U.S. Public Finance Transactions
    The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of March 31, 2021, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 3, Outstanding Exposure.

    On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of March 31, 2021, the Company’s net par subject to the plan consisted of $104 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth, which will likely be impacted by COVID-19.

    The Company projects its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2021, including those mentioned above, to be $228 million, compared with a net expected loss of $305 million as of December 31, 2020. The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of claims already paid. At March 31, 2021 that credit was $994 million compared with $1,154 million at December 31, 2020. The Company’s net expected losses incorporate management’s probability weighted estimates of possible scenarios.

    The economic loss development for U.S. public finance transactions was $15 million during First Quarter 2021, and was primarily attributable to Puerto Rico exposures. The loss development attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions it uses in its scenarios based on the public information as discussed under "Exposure to Puerto Rico" in Note 3, Outstanding Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non - U.S. Public Finance Transactions

    Expected loss to be paid for non-U.S. public finance transactions was $24 million as of March 31, 2021, compared with $36 million as of December 31, 2020, primarily consisting of: (i) an obligation backed by the availability and toll revenues of a major arterial road, which has been underperforming due to higher costs compared with expectations at underwriting, and (ii) an obligation for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction. The economic benefit for non-U.S. public finance transactions, including those mentioned above, was approximately $12 million during First Quarter 2021, and was due to the restructuring of certain exposures and the impact of higher Euribor.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	First Quarter
	2021	2020
	(in millions)
First lien U.S. RMBS	$25	$(59)
Second lien U.S. RMBS	(14)	(4)

As of March 31, 2021, the Company had a net R&W payable of $59 million to R&W counterparties, compared with a net R&W payable of $74 million as of December 31, 2020. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company will have a net R&W payable.

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

First Lien Liquidation Rates

	As of
	March 31, 2021	December 31, 2020
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%
Option ARM	20	20
Subprime	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	35
Option ARM	35	35
Subprime	30	30
60 – 89 Days Delinquent
Alt-A and Prime	40	40
Option ARM	45	45
Subprime	40	40
90+ Days Delinquent
Alt-A and Prime	55	55
Option ARM	60	60
Subprime	45	45
Bankruptcy
Alt-A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt-A and Prime	60	60
Option ARM	65	65
Subprime	55	55
Real Estate Owned
All	100	100

    Towards the end of the first quarter of 2020, lenders began offering mortgage borrowers the option to forbear interest and principal payments of their loans due to the COVID -19 pandemic, and to repay such amounts at a later date. This resulted in an increase in early-stage delinquencies in RMBS transactions during the second quarter of 2020 and late-stage delinquencies during the second half of 2020. Early stage delinquencies have recovered to pre-pandemic levels, but late stage delinquencies continue to be elevated as many borrowers remain on COVID-19 forbearance plans. The Company's expected loss estimate assumes that a portion of delinquencies are due to COVID-19 related forbearances, and applies a liquidation rate of 20% to such loans. This is the same liquidation rate assumption used when estimating expected losses for current loans modified or delinquent within the last 12 months, as the Company believes this is the category that most resembles the population of new forbearance delinquencies.

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 2.25 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

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

Key Assumptions in Base Case Expected Loss Estimates
First Lien RMBS

	As of March 31, 2021				As of December 31, 2020
	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.7%	-	9.7%	5.2%	0.0%	-	9.7%	5.3%
Final CDR	0.0%	-	0.5%	0.3%	0.0%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	70%				70%
2007+	70%				70%
Option ARM
Plateau CDR	2.2%	-	13.1%	5.3%	2.3%	-	11.9%	5.4%
Final CDR	0.1%	-	0.7%	0.3%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				60%
2007+	60%				60%
Subprime
Plateau CDR	2.5%	-	9.5%	5.4%	2.7%	-	11.3%	5.6%
Final CDR	0.1%	-	0.5%	0.3%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	70%				70%
2007+	70%				70%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a similar pattern to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial

CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2020.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2021 and December 31, 2020.

    Total expected loss to be paid on all first lien U.S. RMBS was $166 million and $133 million as of March 31, 2021 and December 31, 2020, respectively. The $25 million economic loss development in First Quarter 2021 for first lien U.S. RMBS was primarily attributable to lower excess spread of $53 million, partially offset by changes in discount rates of $26 million Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR, which inreased in First Quarter 2021, and so decreased excess spread. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2021 as it used as of December 31, 2020, increasing and decreasing the periods of stress from those used in the base case. LIBOR may be discontinued, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR.

    In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $34 million for all first lien U.S. RMBS transactions.

    In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $27 million for all first lien U.S. RMBS transactions.

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
For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, representing six months of delinquent loan liquidations, followed by 28 months of decrease to the steady state CDR, the same as of December 31, 2020.

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

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of March 31, 2021 and December 31, 2020, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company projects future recoveries on these charged-off loans at the rate shown in the table below. Such recoveries are assumed to be received evenly over the next five years. Increasing the recovery rate to 30% would result in an economic benefit of $47 million, while decreasing the recovery rate to 10% would result in an economic loss of $47 million.
The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2020. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $15 million as of March 31, 2021 and $15 million as of December 31, 2020. The $14 million economic benefit in First Quarter 2021 was primarily attributable to a $13 million benefit related to improved performance in certain transactions and higher actual recoveries received for previously charged-off loans, and an $8 million benefit related to changes in discount rates, partially offset by lower excess spread of $6 million.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of March 31, 2021				As of December 31, 2020
	Range			Weighted Average	Range			Weighted Average
Plateau CDR	3.9%	-	30.6%	12.8%	5.0%	-	36.2%	12.9%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%
30 – 59 Days Delinquent	30				30
60 – 89 Days Delinquent	40				40
90+ Days Delinquent	60				60
Bankruptcy	55				55
Foreclosure	55				55
Real Estate Owned	100				100
Loss severity (1)	98%				98%
Projected future recoveries on previously charged-off loans	20%				20%
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

Structured Finance Other Than U.S. RMBS

    The Company projected that its total net expected loss across its troubled non-U.S. RMBS structured finance exposures as of March 31, 2021 was $39 million and was primarily attributable to student loan securitizations issued by private issuers with $66 million in BIG net par outstanding. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of March 31, 2021. The economic benefit across all non-U.S. RMBS structured finance transactions during First Quarter 2021 was $1 million.

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

5.    Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance. See Note 6, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.

Net Earned Premiums

	First Quarter
	2021	2020

Financial guaranty:
Scheduled net earned premiums	$81	$82
Accelerations from refundings and terminations	16	15
Accretion of discount on net premiums receivable	5	5
Financial guaranty insurance net earned premiums	102	102
Specialty net earned premiums	1	1
Net earned premiums (1)	$103	$103
 ___________________
(1)    Excludes $1 million for both First Quarter 2021 and 2020, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	First Quarter
	2021	2020
	(in millions)
Beginning of year	$1,372	$1,286
Less: Specialty insurance premium receivable	1	2
Financial guaranty insurance premiums receivable	1,371	1,284
Gross written premiums on new business, net of commissions	84	67
Gross premiums received, net of commissions	(103)	(60)
Adjustments:
Changes in the expected term	2	(4)
Accretion of discount, net of commissions on assumed business	4	3
Foreign exchange gain (loss) on remeasurement	—	(58)
Financial guaranty insurance premium receivable (1)	1,358	1,232
Specialty insurance premium receivable	1	1
March 31,	$1,359	$1,233
____________________
(1)     Excludes $6 million and $7 million as of March 31, 2021 and March 31, 2020, respectively, related to consolidated FG VIEs.

Approximately 79% and 80% of gross premiums receivable, net of commissions at March 31, 2021 and December 31, 2020, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of March 31, 2021
(in millions)
2021 (April 1 - June 30)	$43
2021 (July 1 - September 30)	41
2021 (October 1 - December 31)	23
Subtotal 2021	107
2022	115
2023	102
2024	94
2025	82
2026-2030	353
2031-2035	251
2036-2040	163
After 2040	357
Total (1)	$1,624
 ____________________
(1)    Excludes expected cash collections on consolidated FG VIEs of $8 million.

    The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, restructurings, changes in expected lives and new business.
Scheduled Financial Guaranty Insurance Net Earned Premiums

As of March 31, 2021
(in millions)
2021 (April 1 - June 30)	$81
2021 (July 1 - September 30)	80
2021 (October 1 - December 31)	78
Subtotal 2021	239
2022	294
2023	272
2024	251
2025	228
2026-2030	925
2031-2035	639
2036-2040	372
After 2040	506
Net deferred premium revenue (1)	3,726
Future accretion	267
Total future net earned premiums	$3,993
 ____________________
(1)    Excludes net earned premiums on consolidated FG VIEs of $42 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of
	March 31, 2021	December 31, 2020
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,358	$1,371
Gross deferred premium revenue	1,660	1,664
Weighted-average risk-free rate used to discount premiums	1.6%	1.6%
Weighted-average period of premiums receivable (in years)	12.8	12.8

Financial Guaranty Insurance Losses

Loss reserves are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 2.49% with a weighted average of 0.88% as of March 31, 2021 and 0.00% to 1.72% with a weighted average of 0.60% as of December 31, 2020.

    The following table provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage)

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Public finance:
U.S. public finance	$67	$129
Non-U.S. public finance	2	11
Public finance	69	140
Structured finance:
U.S. RMBS (1)	(13)	(52)
Other structured finance	34	34
Structured finance	21	(18)
Other payable (recoverables)	(1)	—
Total	$89	$122
____________________
(1)    Excludes net reserves of $29 million and $32 million as of March 31, 2021 and December 31, 2020, respectively, related to consolidated FG VIEs.
Components of Net Reserves (Salvage)

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Loss and LAE reserve	$1,058	$1,088
Reinsurance recoverable on unpaid losses (1)	(6)	(8)
Loss and LAE reserve, net	1,052	1,080
Salvage and subrogation recoverable	(977)	(991)
Salvage and subrogation reinsurance payable (2)	15	33
Other payable (recoveries) (1)	(1)	—
Salvage and subrogation recoverable, net and other recoverable	(963)	(958)
Net reserves (salvage)	$89	$122
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
Financial Guaranty Insurance Contracts

As of March 31, 2021
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$421
Contra-paid, net	39
Salvage and subrogation recoverable, net, and other recoverable	956
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,049)
Net expected loss to be expensed (present value) (1)	$367
____________________
(1)    Excludes $28 million as of March 31, 2021 related to consolidated FG VIEs.

    The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2021
(in millions)
2021 (April 1 - June 30)	$7
2021 (July 1 - September 30)	8
2021 (October 1 - December 31)	8
Subtotal 2021	23
2022	32
2023	31
2024	31
2025	32
2026-2030	122
2031-2035	74
2036-2040	18
After 2040	4
Net expected loss to be expensed	367
Future accretion	131
Total expected future loss and LAE	$498

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	First Quarter
	2021	2020

Public finance:
U.S. public finance	$26	$59
Non-U.S. public finance	(8)	—
Public finance	18	59
Structured finance:
U.S. RMBS (1)	12	(42)
Other structured finance	—	3
Structured finance	12	(39)
Loss and LAE	$30	$20
____________________
(1)    Excludes a benefit of $3 million and a loss of $6 million for First Quarter 2021 and 2020 respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2021

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	119	(1)	19	—	127	(4)	265	—	265
Remaining weighted-average period (in years)	7.9	4.7	8.9	—	9.1	5.8	8.8	—	8.8
Outstanding exposure:
Par	$2,307	$(10)	$128	$—	$5,031	$(64)	$7,392	$—	$7,392
Interest	957	(2)	34	—	2,073	(15)	3,047	—	3,047
Total (2)	$3,264	$(12)	$162	$—	$7,104	$(79)	$10,439	$—	$10,439
Expected cash outflows (inflows)	$127	$(1)	$29	$—	$4,741	$(51)	$4,845	$(256)	$4,589
Potential recoveries (3)	(611)	—	(2)	—	(3,671)	59	(4,225)	188	(4,037)
Subtotal	(484)	(1)	27	—	1,070	8	620	(68)	552
Discount	26	—	(6)	—	(166)	—	(146)	15	(131)
Present value of expected cash flows	$(458)	$(1)	$21	$—	$904	$8	$474	$(53)	$421
Deferred premium revenue	$99	$—	$2	$—	$433	$(2)	$532	$(42)	$490
Reserves (salvage)	$(489)	$—	$19	$—	$583	$9	$122	$(29)	$93

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2020

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	125	(1)	19	—	126	(4)	270	—	270
Remaining weighted-average period (in years)	7.5	5.0	9.2	—	9.4	6.1	8.7	—	8.7
Outstanding exposure:
Par	$2,791	$(10)	$130	$—	$5,009	$(65)	$7,855	$—	$7,855
Interest	1,092	(2)	36	—	2,175	(16)	3,285	—	3,285
Total (2)	$3,883	$(12)	$166	$—	$7,184	$(81)	$11,140	$—	$11,140
Expected cash outflows (inflows)	$173	$(1)	$29	$—	$4,699	$(50)	$4,850	$(259)	$4,591
Potential recoveries (3)	(707)	20	(3)	—	(3,565)	54	(4,201)	190	(4,011)
Subtotal	(534)	19	26	—	1,134	4	649	(69)	580
Discount	22	—	(3)	—	(132)	(1)	(114)	10	(104)
Present value of expected cash flows	$(512)	$19	$23	$—	$1,002	$3	$535	$(59)	$476
Deferred premium revenue	$116	$—	$2	$—	$436	$(3)	$551	$(43)	$508
Reserves (salvage)	$(547)	$19	$21	$—	$660	$6	$159	$(32)	$127
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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 12.0 years and 11.9 years as of March 31, 2021 and December 31, 2020, respectively.

Credit Derivatives (1)

	As of March 31, 2021		As of December 31, 2020
	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,817	$(44)	$1,980	$(38)
Non-U.S. public finance	2,264	(32)	2,257	(27)
U.S. structured finance	945	(40)	997	(30)
Non-U.S. structured finance	138	(4)	137	(5)
Total	$5,164	$(120)	$5,371	$(100)
____________________
(1)    Expected loss to be paid was $2 million as of March 31, 2021 and expected recoveries were $1 million as of December 31, 2020.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2021		As of December 31, 2020
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,780	34.4%	$1,796	33.5%
AA	1,454	28.2	1,541	28.7
A	724	14.0	758	14.1
BBB	1,089	21.1	1,156	21.5
BIG	117	2.3	120	2.2
Credit derivative net par outstanding	$5,164	100.0%	$5,371	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gains (Losses)

	First Quarter
	2021	2020
	(in millions)
Realized gains on credit derivatives	$1	$2
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	—	(2)
Realized gains (losses) and other settlements	1	—
Net unrealized gains (losses)	(20)	(77)
Net change in fair value of credit derivatives	$(19)	$(77)

During First Quarter 2021, unrealized fair value losses were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC's credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. The unrealized fair value losses were partially offset by higher discount rates.

    During First Quarter 2020, unrealized fair value losses were generated primarily as a result of wider spreads of the underlying collateral and lower discount rates. These were partially offset by gains due to the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period.

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

CDS Spread on AGC (in basis points)

	As of March 31, 2021	As of December 31, 2020	As of March 31, 2020	As of December 31, 2019
Five-year CDS spread	97	132	224	41
One-year CDS spread	19	36	64	9

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC
Credit Spread

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(266)	$(313)
Plus: Effect of AGC credit spread	146	213
Net fair value of credit derivatives	$(120)	$(100)

The fair value of CDS contracts at March 31, 2021, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wide credit spreads generally due to relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $76 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $76 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of March 31, 2021, AGC did not need to post collateral to satisfy these requirements.

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

Effect of Reinsurance on Statement of Operations

	First Quarter
	2021	2020

Premiums Written:
Direct	$77	$64
Assumed	10	—
Ceded	(1)	—
Net	$86	$64
Premiums Earned:
Direct	$96	$94
Assumed	8	10
Ceded	(1)	(1)
Net	$103	$103
Loss and LAE:
Direct	$53	$8
Assumed	(5)	12
Ceded	(18)	—
Net	$30	$20

Ceded Reinsurance (1)

	As of March 31, 2021	As of December 31, 2020
	(in millions)
Ceded premium payable, net of commissions	$4	$4
Ceded expected loss to be recovered (paid)	(7)	(23)
Financial guaranty ceded par outstanding (2)	413	418
Specialty ceded exposure (see Note 3)	563	556
____________________
(1)    The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of both March 31, 2021 and December 31, 2020 was approximately $18 million. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.
(2)    Of the total par ceded to BIG rated reinsurers, $74 million was rated BIG as of both March 31, 2021 and December 31, 2020.

8.    Investments and Cash

Investment Portfolio

The investment portfolio tables shown below include assets managed both externally and internally. As of March 31, 2021, the majority of the investment portfolio is managed by three outside managers and AssuredIM. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The externally managed portfolio must maintain a minimum average rating of A+/A1/A+ by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P), Moody’s Investors Service, Inc. (Moody’s) or Fitch Ratings Inc., respectively.

The internally managed portfolio primarily consists of the Company's investments in (i) securities acquired for loss mitigation purposes or other risk management purposes, (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM, and (iii) other invested assets which primarily consist of alternative investments such as: an equity method investment in one AssuredIM Fund (a healthcare private equity fund) that is not consolidated, an investment in renewable and clean energy, and a private equity fund managed by a third party. In addition to amounts shown in the table below, the Company agreed to purchase up to $125 million of limited partnership interests in certain of these and other similar investments, of which $91 million was not yet funded as of March 31, 2021.

Investment Portfolio
Carrying Value

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Fixed-maturity securities (1):
Externally managed	$7,224	$7,301
Internally managed:
Loss mitigation and other securities (2)	922	925
AssuredIM	541	547
Short-term investments	701	851
Other invested assets (internally managed)
Equity method investments-AssuredIM Funds	71	91
Equity method investments-other	127	107
Other	13	16
Total	$9,599	$9,838
____________________
(1)    8.2% and 8.1% of fixed-maturity securities, related primarily to loss mitigation and other risk management strategies, were rated BIG as of March 31, 2021 and December 31, 2020, respectively.
(2)     Includes other fixed-maturities that were obtained or purchased as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties (other risk management securities).

The U.S. Insurance Subsidiaries, through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds. As of March 31, 2021, the Insurance segment has total commitments to AssuredIM Funds of $587 million of which $335 million represents net invested capital and $252 million is undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, healthcare structured capital and municipal bonds. As of March 31, 2021 and December 31, 2020, the fair value of AGAS’s interest in AssuredIM Funds, was $368 million and $345 million, respectively, although such amounts are not shown on the consolidated balance sheet in the investment portfolio if the AssuredIM Fund is consolidated. The Insurance segment presents AGAS's investment in AssuredIM Funds in equity in earnings of investees, regardless of whether or not such AssuredIM Funds are consolidated.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not included in the "investment portfolio" line item on the condensed consolidated balance sheet, but rather, such AssuredIM Funds are consolidated and their assets and liabilities are presented in the line items “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles”, with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable non-controlling interests. Changes in the fair value of CIVs are also presented in their own line item on the condensed consolidated statement of operations with the portion not owned by AGAS and other subsidiaries presented as non-controlling interests. See Note 9, Variable Interest Entities.

Accrued investment income, which is recorded in other assets, was $77 million as of March 31, 2021 and $75 million December 31, 2020. In First Quarter 2021 and First Quarter 2020, the Company did not write off any accrued investment income.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of March 31, 2021

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	40%	$3,613	$(11)	$319	$(5)	$3,916	$—	AA-
U.S. government and agencies	2	138	—	9	(3)	144	—	AA+
Corporate securities	27	2,504	(43)	153	(42)	2,572	(25)	A
Mortgage-backed securities (4):	0
RMBS	6	541	(20)	29	(20)	530	(19)	A-
Commercial mortgage-backed securities (CMBS)	4	351	—	23	—	374	—	AAA
Asset-backed securities:
CLOs	6	523	—	2	—	525	—	AA-
Other	5	430	(7)	35	(2)	456	(2)	CCC+
Non-U.S. government securities	2	167	—	8	(5)	170	—	AA-
Total fixed-maturity securities	92	8,267	(81)	578	(77)	8,687	(46)	A+
Short-term investments	8	701	—	—	—	701	—	AAA
Total	100%	$8,968	$(81)	$578	$(77)	$9,388	$(46)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2020

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	40%	$3,633	$(11)	$369	$—	$3,991	$—	AA-
U.S. government and agencies	2	151	—	12	(1)	162	—	AA+
Corporate securities	26	2,366	(42)	210	(21)	2,513	(16)	A
Mortgage-backed securities (4):
RMBS	6	571	(19)	35	(21)	566	(20)	A-
CMBS	4	358	—	29	—	387	—	AAA
Asset-backed securities:
CLOs	6	531	—	2	(1)	532	—	AA-
Other	5	427	(6)	31	(3)	449	(3)	CCC+
Non-U.S. government securities	2	167	—	10	(4)	173	—	AA-
Total fixed-maturity securities	91	8,204	(78)	698	(51)	8,773	(39)	A+
Short-term investments	9	851	—	—	—	851	—	AAA
Total	100%	$9,055	$(78)	$698	$(51)	$9,624	$(39)	A+
____________________
(1)Based on amortized cost.
(2)Accumulated other comprehensive income (AOCI).
(3)Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.
(4)U.S. government-agency obligations were approximately 34% of mortgage backed securities as of March 31, 2021 and 35% as of December 31, 2020 based on fair value.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of March 31, 2021

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$138	$(5)	$—	$—	$138	$(5)
U.S. government and agencies	33	(3)	—	—	33	(3)
Corporate securities	377	(13)	41	(4)	418	(17)
Mortgage-backed securities:
RMBS	17	—	15	(1)	32	(1)
Asset-backed securities:
CLOs	136	—	27	—	163	—
Non-U.S. government securities	14	(1)	37	(4)	51	(5)
Total	$715	$(22)	$120	$(9)	$835	$(31)
Number of securities (1)		302		30		331

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of December 31, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1	$—	$—	$—	$1	$—
U.S. government and agencies	22	(1)	—	—	22	(1)
Corporate securities	73	—	45	(5)	118	(5)
Mortgage-backed securities:
RMBS	15	(1)	1	—	16	(1)
CMBS	—	—	1	—	1	—
Asset-backed securities:
CLOs	251	(1)	81	—	332	(1)
Non-U.S. government securities	—	—	38	(4)	38	(4)
Total	$362	$(3)	$166	$(9)	$528	$(12)
Number of securities (1)		94		46		139
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2021 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value. Of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 11 securities had unrealized losses in excess of 10% of their carrying value as of both March 31, 2021 and December 31, 2020. The total unrealized loss for these securities was $9 million as of March 31, 2021 and $8 million as of December 31, 2020.

The amortized cost and estimated fair value of available-for-sale fixed maturity securities by contractual maturity as of March 31, 2021 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2021

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$364	$371
Due after one year through five years	1,586	1,700
Due after five years through 10 years	1,938	1,989
Due after 10 years	3,487	3,723
Mortgage-backed securities:
RMBS	541	530
CMBS	351	374
Total	$8,267	$8,687

    Based on fair value, investments and other assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $257 million and $262 million, as of March 31, 2021 and December 31, 2020, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,271 million and $1,511 million, based on fair value as of March 31, 2021 and December 31, 2020, respectively.

Net Investment Income and Equity in Earnings of Investees

Net investment income is a function of the yield that the Company earns on fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Net Investment Income
and Equity in Earnings of Investees

	First Quarter
	2021	2020
	(in millions)
Interest income:
Externally managed	$51	$62
Internally managed:
AssuredIM (1)	4	—
Loss mitigation and other securities	16	20
Interest income	71	82
Investment expenses	(1)	(2)
Net investment income	$70	$80

Equity in earnings of investees	$9	$(4)
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	First Quarter
	2021	2020
	(in millions)
Gross realized gains on available-for-sale securities	$3	$7
Gross realized losses on available-for-sale securities	(2)	(1)
Credit impairment and intent to sell (1)	(4)	(11)
Net realized investment gains (losses) (2)	$(3)	$(5)
____________________
(1)    Credit impairment in First Quarter 2021 and First Quarter 2020 was related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in First Quarter 2020.
(2)    Includes foreign currency gains of $1 million and $3 million for First Quarter 2021 and First Quarter 2020, respectively.

    The following table presents the roll-forward of the credit losses on fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2021 and 2020.

Roll Forward of Credit Losses
in the Investment Portfolio

	First Quarter
	2021	2020
	(in millions)
Balance, beginning of period	$78	$—
Effect of adoption of accounting guidance on credit losses on January 1, 2020	—	62
Additions for securities for which credit impairments were not previously recognized	1	2
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	2	9
Balance, end of period	$81	$73

The Company recorded an additional $3 million and $11 million in credit loss expense for First Quarter 2021 and First Quarter 2020, respectively. Credit loss expense included accretion of $1 million and $1 million in First Quarter 2021 and First Quarter 2020, respectively. The Company did not purchase any securities with credit deterioration during the periods presented. All of the Company’s securities that were purchased with credit deterioration are loss mitigation or other risk management securities.

9.    Variable Interest Entities

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

    The insurance subsidiaries are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on FG VIEs’ liabilities. Net fair value gains and losses on FG VIEs are expected to reverse to zero by maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by the insurance subsidiaries under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 4, Expected Loss to be Paid (Recovered).

As part of the terms of its financial guaranty contracts, the insurance subsidiaries, under their insurance contracts, obtain certain protective rights with respect to the VIE that give them additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the insurance subsidiaries typically are not deemed to control the VIE; however, once a trigger event occurs, the insurance subsidiaries' control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the insurance subsidiaries and, accordingly, where they are obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The insurance subsidiaries are deemed to be the control party for certain VIEs under GAAP, typically when their protective rights give them the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the insurance subsidiaries the control party have not been triggered, then the VIE is not consolidated. If the insurance companies are deemed no longer to have those protective rights, the VIE is deconsolidated.

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

As of both March 31, 2021 and December 31, 2020, the Company consolidated 25 FG VIEs. During First Quarter 2020 there was one FG VIE that matured. There were no other consolidations or deconsolidations for the periods presented.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of March 31, 2021		As of December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$215	$249	$226	$260
U.S. RMBS second lien	49	52	53	56
Total with recourse	264	301	279	316
Without recourse	17	17	17	17
Total	$281	$318	$296	$333

The change in the instrument-specific credit risk (ISCR) of the FG VIEs’ assets held as of March 31, 2021 that was recorded in the condensed consolidated statements of operations for First Quarter 2021 was a loss of $3 million. The change in the ISCR of the FG VIEs’ assets held as of March 31, 2020 was a loss of $3 million for First Quarter 2020. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$274	$274
FG VIEs’ liabilities with recourse	18	15
FG VIEs’ liabilities without recourse	16	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	69	68
Unpaid principal for FG VIEs’ liabilities with recourse (1)	319	330
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2021 to 2038.

CIVs

During First Quarter 2021, one AssuredIM Fund was deconsolidated, one new CLO and one CLO warehouse were consolidated, and one previously consolidated CLO warehouse was securitized and became a CLO. There were no gains or losses on deconsolidation in First Quarter 2021. As of March 31, 2021, the Company's CIVs consist of" six AssuredIM Funds, five CLOs and one CLO warehouse. Substantially all of the CIVs are VIEs. The Company consolidated these investment vehicles because it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE (through AssuredIM) and its level of economic interest in the entities (through AGAS).

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

Assets and Liabilities
of CIVs

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$57	$117
Fund investments, at fair value (1)
Corporate securities	—	9
Structured products	50	39
Obligations of state and political subdivisions	94	61
Equity securities and warrants	10	18
Other (2)	1	—
Due from brokers and counterparties	53	35
CLO and CLO warehouse assets:
Cash	193	17
CLO investments
Loans in CLOs at fair value, collateralized financing entity (CFE)	2,114	1,291
Loans in CLO warehouses, at fair value option	189	170
Short-term investments, at fair value	136	139
Due from brokers and counterparties	59	17
Total assets (3)	$2,956	$1,913
Liabilities:
CLO obligations of CFE, at fair value (4)	1,973	1,227
Warehouse financing debt, at fair value option (5)	68	25
Securities sold short, at fair value	55	47
Due to brokers and counterparties	477	290
Other liabilities (2)	—	1
Total liabilities	$2,573	$1,590
____________________
(1)    Includes investment in affiliates of $10 million as of both March 31, 2021 and December 31, 2020.
(2)    Includes forward currency contracts and interest rate swaps derivatives.
(3)    Includes assets of a voting interest entity as of March 31, 2021 and December 31, 2020 of $57 million and $10 million, respectively.
(4)    The weighted average maturity of CLO obligations was 6.0 years for March 31, 2021 and 5.6 years for December 31, 2020. The weighted average interest rate of CLO obligations was 2.1% for March 31, 2021 and 2.4% for December 31, 2020. CLO obligations will mature at various dates ranging from 2031 to 2034.
(5)    The weighted average maturity of warehouse financing debt of CLO warehouses was 0.7 years for March 31, 2021 and 1.7 years for December 31, 2020. The weighted average interest rate of warehouse financing debt of CLO warehouses was 1.5% for March 31, 2021 and 1.7% for December 31, 2020. Warehouse financing debt will mature in 2021.

As of March 31, 2021 and December 31, 2020, the CIVs had a commitment to invest $7 million and $6 million, respectively.

As of March 31, 2021, the CIVs included forward currency contracts and interest rate swaps with a notional of $54 million and $13 million, respectively, and average notional of $33 million and $10 million, respectively. As of December 31, 2020, the CIVs included forward currency contracts and interest rate swaps with a notional of $11 million and $8 million, respectively, and average notional of $6 million and $4 million, respectively. The fair value of the forward contracts and interest rate swaps is recorded in the "assets of CIVs" or "liabilities of CIVs" in the Company's condensed consolidated balance sheets. The net change in fair value recorded in the "fair value gains (losses) of CIVs" in the condensed consolidated statements of operations for First Quarter 2021 were $2 million gains. The CIVs did not have such contracts during First Quarter 2020.

The following table shows the information for assets and liabilities of the CIVs measured using the fair value option.

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Excess of unpaid principal over fair value of loans in CLO warehouses	$1	$1
Unpaid principal for warehouse financing debt	68	25

On December 23, 2020, BlueMountain CLO XXXI Ltd. (CLO XXXI), as borrower, entered into a credit facility pursuant to which CLO XXXI may borrow for purposes of purchasing loans during the CLO warehouse stage. Under the CLO XXXI credit facility, the principal amount may not exceed $360 million. The current available commitment is determined by an advance rate of 75% based on the amount of equity contributed to the warehouse. Based on the current advance rate and amount of equity contributed, the available commitment for CLO XXXI as of March 31, 2021 was $90 million. As of March 31, 2021, CLO XXXI has drawn down $68 million. The scheduled maturity date under the credit facility is December 22, 2021. The unpaid principal amounts will bear interest at a rate of 3-month LIBOR plus 130 basis points (bps). Accrued interest on all loans will be paid on the maturity date or the closing date of the CLO, whichever is earlier.

The CLO warehouse was in compliance with all financial covenants as of March 31, 2021.

As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under a BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) credit facility with counterparties dated August 26, 2020 by EUR 2021-1 and AssuredIM, respectively. During First Quarter 2021, EUR 2021-1 and AssuredIM repaid the borrowings under credit facility.

Redeemable Noncontrolling Interests in CIVs

	First Quarter
	2021	2020
	(in millions)
Beginning balance	$21	$7
Reallocation of ownership interests	—	(2)
Contributions to investment vehicles	—	5
Net income (loss)	—	(2)
March 31,	$21	$8

Effect of Consolidating FG VIEs and CIVs

The effect of consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment), includes (1) the establishment of the FG VIEs assets and liabilities and related changes in fair value on the condensed consolidated financial statement, (2) eliminating the premiums and losses associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs, and (3) eliminating the investment balances associated with the insurance subsidiaries' purchases of the debt obligations of the FG VIEs.

The effect of consolidating CIVs (as opposed to accounting for them as equity method investments in the Insurance segment) has a significant effect on assets, liabilities and cash flows. The economic effect of the Company's ownership interest in CIVs are presented in the Insurance segment as equity in earnings of investees, and as separate line items on a consolidated basis.

The table below reflects the effect of consolidating FG VIEs and CIVs. The amounts represent (1) the assets, liabilities, revenues and expenses of the FG VIEs and the CIVs, and (2) the amounts eliminated between consolidated FG VIEs or CIVs and the operating subsidiaries.

Effect of Consolidating FG VIEs and CIVs
on the Condensed Consolidated Balance Sheets
Increase (Decrease)

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Assets
Investment portfolio:
Fixed maturity securities and short-term investments (1)	$(51)	$(32)
Equity method investments (2)	(297)	(254)
Other invested assets	—	(2)
Total investments	(348)	(288)
Premiums receivable, net of commissions payable (3)	(6)	(6)
Salvage and subrogation recoverable (3)	(10)	(9)
FG VIEs’ assets, at fair value	281	296
Assets of CIVs	2,956	1,913
Other assets	1	(3)
Total assets	$2,874	$1,903
Liabilities and shareholders’ equity
Unearned premium reserve (3)	$(37)	$(38)
Loss and LAE reserve (3)	(39)	(41)
FG VIEs’ liabilities with recourse, at fair value	301	316
FG VIEs’ liabilities without recourse, at fair value	17	17
Liabilities of CIVs	2,573	1,590
Total liabilities	2,815	1,844

Redeemable noncontrolling interests (4)	21	21

Retained earnings	22	22
Accumulated other comprehensive income (5)	(26)	(25)
Total shareholders’ equity attributable to Assured Guaranty Ltd.	(4)	(3)
Nonredeemable noncontrolling interests (4)	42	41
Total shareholders’ equity	38	38
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$2,874	$1,903
 ____________________
(1)    Represents the elimination of investment balances related to the insurance subsidiaries' purchases of insured FG VIEs’ debt.
(2)    Represents the elimination of the equity method investment made by AGAS and other subsidiaries' in the consolidated AssuredIM Funds.
(3)    Represents the elimination of insurance balances related to the insurance subsidiaries' guarantee of FG VIEs’ liabilities with recourse.
(4)    Represents the proportion of consolidated AssuredIM Funds that is not owned by AGAS or other subsidiaries.
(5)    Represents (a) the fair value of the FG VIEs’ liabilities with recourse that are attributable to changes in the Company's own credit risk and (b) elimination of the AOCI related to the insurance subsidiaries' purchases of insured FG VIEs' debt.

Effect of Consolidating FG VIEs and CIVs
on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	First Quarter
	2021	2020
	(in millions)
Net earned premiums (1)	$(1)	$(1)
Net investment income (2)	(1)	(1)
Asset management fees (3)	(2)	(1)
Fair value gains (losses) on FG VIEs (4)	5	(9)
Fair value gains (losses) on CIVs	16	(12)
Loss and LAE (1)	(3)	6
Equity in earnings of investees (5)	(10)	10
Effect on income before tax	4	(8)
Less: Tax provision (benefit)	—	(1)
Effect on net income (loss)	4	(7)
Less: Effect on noncontrolling interests (6)	4	(3)
Effect on net income (loss) attributable to AGL	$—	$(4)
 ____________________
(1)    Represents the elimination of insurance revenues and expenses related to the insurance subsidiaries' guarantee of FG VIEs’ liabilities with recourse.
(2)    Represents the elimination of investment income related to the insurance subsidiaries' purchases of insured FG VIEs’ debt.
(3)    Represents the elimination of intercompany asset management fees.
(4)    Changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to factors other than changes in the Company's own credit risk.
(5)    Represents the elimination of the equity in earnings in investees of AGAS and the other subsidiaries' investments in the consolidated AssuredIM Funds.
(6)    Represents the proportion of consolidated AssuredIM Funds' income that is not attributable to AGAS' or any other subsidiaries' ownership interest .

The fair value gains on CIVs for First Quarter 2021 were attributable to realized gains or losses, changes in underlying investment prices and investment interest, net of fees and expenses. The fair value losses on CIVs for First Quarter 2020 were attributable to price depreciation on underlying assets.

Fair value gains on FG VIEs for First Quarter 2021 were attributable to price depreciation on insured fixed rate debt that were negatively impacted due to the assumptions in forward interest rates. For First Quarter 2020, the fair value losses on FG VIEs were attributable to price depreciation due to the observed widening in the market spreads for the underlying collateral.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $95 million and liabilities of $9 million as of March 31, 2021, and assets of $96 million and liabilities of $3 million as of December 31, 2020, primarily recorded in the investment portfolio and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 17 thousand policies monitored as of March 31, 2021, approximately 15 thousand policies are not within the scope of FASB Accounting Standards Codification (ASC) 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of March 31, 2021 and December 31, 2020, the Company identified 80 and 79 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 25 FG VIEs as of both March 31, 2021 and December 31, 2020. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

    The Company manages funds and CLOs that have been determined to be VIEs, in which the Company concluded that it is not the primary beneficiary. As such, the Company does not consolidate these entities.

The Company holds variable interests in a VIE which is not consolidated, as it has been determined that the Company is not the primary beneficiary, but in which it holds a significant variable interest. This VIE has $178 million of assets and $51 million of liabilities as of March 31, 2021 and $204 million of assets and $9 million of liabilities as of December 31, 2020. As of March 31, 2021, the Company had $71 million maximum exposure to losses relating to this VIE, which is limited to the carrying value of this investment.

10.    Fair Value Measurement

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2021, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

    As of March 31, 2021, the Company used models to price 209 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,318 million. Most Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Short-Term Investments

Short-term investments that are traded in active markets are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Other Invested Assets

Other invested assets that are carried at fair value primarily include equity securities traded in active markets that are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Other invested assets also include equity method investments in an AssuredIM healthcare private equity fund and a distressed opportunity fund managed by a third party asset manager, for which fair value is measured at net asset value (NAV), as a practical expedient and therefore excluded from the fair value hierarchy. The unfunded commitments for the AssuredIM healthcare private equity fund were $117 million as of March 31, 2021. The fund does not allow redemptions.

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

Contracts Accounted for as Credit Derivatives
The Company’s credit derivatives in the Insurance segment primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes recorded in the statement of operations. The Company did not enter into CDS contracts with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2021 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 0.11% to 2.52% at March 31, 2021 and 0.19% to 1.33% at December 31, 2020.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 51%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2020. As of March 31, 2021, the corresponding percentage was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is recorded in "fair value gains (losses) on FG VIEs" in the condensed consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in ISCR which is separately presented in other comprehensive income (OCI). Interest income and interest expense are derived from the trustee reports and also included in "fair value gains (losses) on FG VIEs." The FG VIEs issued securities typically collateralized by first lien and second lien RMBS.

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

Assets and Liabilities of CIVs

Due to the fact that AssuredIM manages and AGAS or another AGL subsidiary has an investment in certain AssuredIM Funds, the Company consolidated several AssuredIM Funds, CLOs and CLO warehouses (collectively, the CIVs). Substantially all assets and liabilities of CIVs are accounted for at fair value. See Note 9, Variable Interest Entities.

    The consolidated CLOs, are CFEs, and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured at fair value under the CFE practical expedient. The loans are all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result the less observable CLO debt is measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs are measured at fair value and the debt of consolidated CLOs are measured as: (1) the sum of (a) the fair value of the financial assets, and (b) the carrying value of any nonfinancial assets held temporarily, less (2) the sum of (c) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (d) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).

Prior to securitization, when loans are warehoused in an investment vehicle, such vehicle is not considered a CFE. The Company has elected the fair value option to measure the loans held and the debt issued by CLO warehouses to mitigate the accounting mismatch between such assets and liabilities when a CLO warehouse securitizes and becomes a CLO.

Investments held by CIVs which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which has no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third party data generally at the average between the offer and bid prices. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors. Investments in private investment companies are generally valued utilizing the net asset valuation.

Level 2 assets in the CIVs include assets of the consolidated CLOs, certain assets of the consolidated funds and derivative assets. Level 3 assets in the CIVs include the remainder of the invested assets of consolidated funds. Level 2 liabilities in the CIVs include fair value option warehouse financing debt used to fund CLO warehouse, securities sold short and derivative liabilities. Level 3 liabilities of the CIVs include various tranches of CLO debt. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2021

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$3,916	$—	$3,813	$103
U.S. government and agencies	144	—	144	—
Corporate securities	2,572	—	2,544	28
Mortgage-backed securities:
RMBS	530	—	284	246
CMBS	374	—	374	—
Asset-backed securities	981	—	40	941
Non-U.S. government securities	170	—	170	—
Total fixed-maturity securities	8,687	—	7,369	1,318
Short-term investments	701	695	6	—
Other invested assets (1)	13	6	—	7
FG VIEs’ assets	281	—	—	281
Assets of CIVs (2):
Fund investments
Equity securities	1	—	—	1
Structured products	50	—	50	—
Obligations of state and political subdivisions	94	—	94	—
Other	1	—	1	—
CLOs and CLO warehouse assets
Loans	2,303	—	2,303	—
Short-term investments	136	136	—	—
Total assets of CIVs	2,585	136	2,448	1
Other assets	134	47	50	37
Total assets carried at fair value	$12,401	$884	$9,873	$1,644
Liabilities:
Credit derivative liabilities	$124	$—	$—	$124
FG VIEs’ liabilities with recourse	301	—	—	301
FG VIEs’ liabilities without recourse	17	—	—	17
Liabilities of CIVs:
CLO obligations of CFE	1,973	—	—	1,973
Warehouse financing debt	68	—	68	—
Securities sold short	55	—	55	—
Total liabilities of CIVs	2,096	—	123	1,973
Total liabilities carried at fair value	$2,538	$—	$123	$2,415

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2020

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$3,991	$—	$3,890	$101
U.S. government and agencies	162	—	162	—
Corporate securities	2,513	—	2,483	30
Mortgage-backed securities:
RMBS	566	—	311	255
CMBS	387	—	387	—
Asset-backed securities	981	—	41	940
Non-U.S. government securities	173	—	173	—
Total fixed-maturity securities	8,773	—	7,447	1,326
Short-term investments	851	786	65	—
Other invested assets (1)	15	10	—	5
FG VIEs’ assets	296	—	—	296
Assets of CIVs (2):
Fund investments
Corporate securities	9	—	9	—
Equity securities and warrants	10	—	8	2
Structured products	39	—	39	—
Obligations of state and political subdivisions	61	—	61	—
CLOs and CLO warehouse assets
Loans	1,461	—	1,461	—
Short-term investments	139	139	—	—
Total assets of CIVs	1,719	139	1,578	2
Other assets	145	42	48	55
Total assets carried at fair value	$11,799	$977	$9,138	$1,684
Liabilities:
Credit derivative liabilities	$103	$—	$—	$103
FG VIEs’ liabilities with recourse	316	—	—	316
FG VIEs’ liabilities without recourse	17	—	—	17
Liabilities of CIVs
CLO obligations of CFE	1,227	—	—	1,227
Warehouse financing debt	25	—	25	—
Securities sold short	47	—	47	—
Total liabilities of CIVs	1,299	—	72	1,227
Other liabilities	1	—	1	—
Total liabilities carried at fair value	$1,736	$—	$73	$1,663
____________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $79 million and $91 million of equity method investments measured at NAV as a practical expedient as of March 31, 2021 and December 31, 2020, respectively.
(2)    Excludes $9 million and $8 million of equity investments measured at NAV as of March 31, 2021 and December 31, 2020, respectively.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2021 and First Quarter 2020.

Rollforward of Level 3 Assets
At Fair Value on a Recurring Basis
First Quarter 2021

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs - Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$54
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	2	(1)	2	(1)	6	(1)	(1)	(2)	2	(4)	(18)	(3)
Other comprehensive income (loss)	2		(4)		—		5		—		—		1
Purchases	—		—		—		94		—		8		—
Sales	—		—		—		(42)		—		(11)		—
Settlements	(1)		—		(11)		(62)		(14)		—		—
Fair value as of March 31, 2021	$103		$28		$246		$941		$281		$1		$37
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of March 31, 2021									$—		$3	(4)	$(19)	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of March 31, 2021	$2		$(4)		$—		$5						1

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
First Quarter 2021

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2020	$(100)		$(316)		$(17)		$(1,227)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	(19)	(6)	4	(2)	(1)	(2)	6	(4)
Other comprehensive income (loss)	—		(1)		—		—
Issuances	—		—		—		(752)
Settlements	(1)		12		1		—
Fair value as of March 31, 2021	$(120)		$(301)		$(17)		$(1,973)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of March 31, 2021	$(20)	(6)	$5	(2)	$—		$6	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held as of March 31, 2021			$(1)

Rollforward of Level 3 Assets and Liabilities
At Fair Value on a Recurring Basis
First Quarter 2020

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Corporate Securities		Equity Securities and Warrants		Structured Products	Other (7)
	(in millions)
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$47		$17		$—	$55
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	1	(1)	(7)	(1)	3	(1)	7	(1)	(37)	(2)	5	(4)	(4)	(4)	—	48	(3)
Other comprehensive income (loss)	(21)		(8)		(47)		(59)		—		—		—		—	—
Purchases	—		—		—		—		—		—		33		12	—
Sales	—		—		—		(2)		—		—		—		—	—
Settlements	(1)		—		(11)		(7)		(37)		—		(14)		—	—
Transfers out of Level 3	—		—		—		(1)		—		—		—		—	—
Fair value as of March 31, 2020	$86		$26		$253		$596		$368		$52		$32		$12	$103
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of March 31, 2020									$(35)	(2)	$5	(4)	$(4)	(4)	$—	$48	(3)
Change in unrealized gains/(losses) included in OCI related to financial instruments held at March 31, 2020	$(21)		$(8)		$(46)		$(58)

Rollforward of Level 3 Liabilities
At Fair Value on a Recurring Basis
First Quarter 2020

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Total pretax realized and unrealized gains/(losses) recorded in:
Net income (loss)	(77)	(6)	16	(2)	11	(2)	55	(4)
Other comprehensive income (loss)	—		13		—		—
Settlements	—		26		9		—
Fair value as of March 31, 2020	$(262)		$(312)		$(82)		$(426)
Change in unrealized gains/(losses) included in earnings related to financial instruments held as of March 31, 2020	$(73)	(6)	$15	(2)	$11	(2)	$55	(4)
Change in unrealized gains/(losses) included in OCI related to financial instruments held at March 31, 2020			$13
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

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At March 31, 2021

Financial Instrument Description	Fair Value at March 31, 2021 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$103	Yield	4.4%	-	35.6%	6.9%

Corporate security	28	Yield	32.2%

RMBS	246	CPR	0.0%	-	30.0%	7.4%
		CDR	1.5%	-	8.9%	5.6%
		Loss severity	50.0%	-	125.0%	83.8%
		Yield	3.5%	-	6.4%	5.0%
Asset-backed securities:
Life insurance transactions	373	Yield	5.4%

CLOs	525	Discount Margin	0.7%	-	3.0%	1.8%

Others	43	Yield	3.1%	-	8.3%	8.2%

FG VIEs’ assets (1)	281	CPR	0.9%	-	19.2%	10.3%
		CDR	1.2%	-	28.1%	6.1%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.6%	-	6.7%	5.3%

Assets of CIVs (3):
Equity securities	1	Yield	14.4%

Other assets (1)	33	Implied Yield	3.0%	-	3.6%	3.3%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at March 31, 2021 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities:

Credit derivative liabilities, net	$(120)	Year 1 loss estimates	0.0%	-	79.1%	1.5%
		Hedge cost (in bps)	13.5	-	72.6	22.7
		Bank profit (in bps)	0.0	-	291.7	83.6
		Internal floor (in bps)	8.8
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities	(318)	CPR	0.9%	-	19.2%	10.3%
		CDR	1.2%	-	28.1%	6.1%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.6%	-	5.9%	4.1%

Liabilities of CIVs:
CLO obligations of CFE (5)	(1,973)	Yield	1.6%	-	16.3%	2.3%
___________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments recorded in other invested assets with a fair value of $7 million.
(3)    The primary inputs to the valuation are recent market transaction prices, supported by yield/discount rates.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs, where it is calculated as a percentage of fair value.
(5)    See CFE fair value methodology described above for consolidated CLOs.

Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2020

Financial Instrument Description	Fair Value at December 31, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$101	Yield	6.4%	-	33.4%	12.8%

Corporate security	30	Yield	42.0%

RMBS	255	CPR	0.4%	-	30.0%	7.1%
		CDR	1.5%	-	9.9%	6.0%
		Loss severity	45.0%	-	125.0%	83.6%
		Yield	3.7%	-	5.9%	4.5%
Asset-backed securities:
Life insurance transactions	367	Yield	5.2%

CLOs	532	Discount Margin	0.1%	-	3.1%	1.9%

Others	41	Yield	2.6%	-	9.0%	9.0%

FG VIEs’ assets (1)	296	CPR	0.9%	-	19.0%	9.4%
		CDR	1.9%	-	26.6%	6.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.9%	-	6.0%	4.8%

Assets of CIVs (3):
Equity securities and warrants	2	Yield	9.7%

Other assets (1)	52	Implied Yield	3.4%	-	4.2%	3.8%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at December 31, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities:

Credit derivative liabilities, net	$(100)	Year 1 loss estimates	0.0%	-	85.0%	1.9%
		Hedge cost (in bps)	19.0	-	99.0	32.0
		Bank profit (in bps)	47.0	-	329.0	93.0
		Internal floor (in bps)	15.0	-	30.0	21.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities	(333)	CPR	0.9%	-	19.0%	9.4%
		CDR	1.9%	-	26.6%	6.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.9%	-	6.2%	3.8%

Liabilities of CIVs:
CLO obligations of CFE (5)	(1,227)	Yield	2.2%	-	15.2%	2.5%
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

Due From/To Brokers and Counterparties

Due from/to brokers and counterparties primarily consists of cash, margin deposits, and cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represent balances on a net-by counterparty basis on the condensed consolidated balance sheet where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to collateral for securities sold short and derivative contracts; its use is therefore restricted until the securities are purchased or the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

    The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of March 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$—	$—	$1	$3
Other assets (1)	87	87	83	83
Financial guaranty insurance contracts (2)	(2,427)	(2,567)	(2,464)	(3,882)
Long-term debt	(1,225)	(1,539)	(1,224)	(1,561)
Other liabilities (1)	(69)	(69)	(27)	(27)
Assets (liabilities) of CIVs:
Due from brokers and counterparties	112	112	52	52
Due to brokers and counterparties	(477)	(477)	(290)	(290)
____________________
(1)    The Company's other assets and other liabilities consist of: accrued interest, repurchase agreement liability, management fees receivables, promissory note receivable, receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value. Includes a $19 million repurchase agreement liability entered into during First Quarter 2021.
(2)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

11.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	First Quarter
	2021	2020
	(in millions)
Management fees:
CLOs (1)	$11	4
Opportunity funds and liquid strategies	4	2
Wind-down funds	3	9
Total management fees	18	15
Performance fees	1	—
Reimbursable fund expenses	5	8
Total asset management fees	$24	$23
_____________________
(1)    To the extent that the Company's wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance compensation earned from the CLOs. Gross management fees from CLOs, before rebates, were $14 million for First Quarter 2021 and $10 million for First Quarter 2020.

    The Company had management fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $8 million as of March 31, 2021 and management and performance fees receivable of $5 million as of December 31, 2020. The Company had no unearned revenues as of March 31, 2021 and December 31, 2020.

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

AGL is tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda.

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

The CARES (Coronavirus Aid, Relief, and Economic Security) Act became law on March 27, 2020 and was updated on April 9, 2020. The CARES Act, among other tax changes, accelerates the ability of companies to receive refunds of alternative minimum tax (AMT) credits related to tax years beginning in 2018 and 2019. As a result, the Company received a refund for AMT credits in 2020.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Deferred tax assets (liabilities)	$(70)	$(100)
Current tax assets (liabilities)	17	21
____________________
(1)     Included in other assets or other liabilities on the condensed consolidated balance sheets.

Valuation Allowance

The Company has $24 million of foreign tax credit (FTC) due to the 2017 Tax Cuts and Jobs Act (Tax Act) for use against regular tax in future years. FTCs will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $24 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Provision for Income Taxes

    The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs, and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pretax income for the full year 2021. A discrete calculation of the provision is calculated for each interim period.

    The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K.

marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 27.5%, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

    A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2021	2020
	(in millions)
Expected tax provision (benefit)	$(1)	$(11)
Tax-exempt interest	(4)	(4)
State taxes	3	1
Foreign taxes	2	8
Deferred compensation	—	2
Total provision (benefit) for income taxes	$—	$(4)
Effective tax rate	(0.9)%	7.1%

The expected tax provision (benefit) is calculated as the sum of pretax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pretax loss in one jurisdiction and pretax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pretax income and revenue by jurisdiction.

Pretax Income (Loss) by Tax Jurisdiction

	First Quarter
	2021	2020
	(in millions)
U.S.	$(4)	$(26)
Bermuda	20	(7)
U.K.	1	(27)
Other	(2)	(2)
Total	$15	$(62)

Revenue by Tax Jurisdiction

	First Quarter
	2021	2020
	(in millions)
U.S.	$134	$93
Bermuda	30	14
U.K.	13	(12)
Other	—	1
Total	$177	$96

    Pretax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of March 31, 2021, AGUS and Assured Guaranty Overseas US Holdings Inc. had open tax years with the U.S. Internal Revenue Service (IRS) for 2017 forward. The companies are not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2017 forward. The Company's French subsidiary is not currently under examination and has open tax years of 2019 forward.

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

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Supreme Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP has calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. The trial was originally scheduled for March 9, 2020, but was postponed due to COVID-19. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District

of New York (the Bankruptcy Court) and remove this action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. On March 22, 2021, the Bankruptcy Court denied the motion and remanded the action to the Supreme Court. On March 29, 2021, the action was reassigned to Justice Melissa A. Crane. A pretrial hearing on certain evidentiary motions has been set for May 28, 2021, and trial is expected to be scheduled for the fall of 2021.

14.    Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2021

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2020	$577	$(30)	$(20)	$(36)	$7	$498
Other comprehensive income (loss) before reclassifications	(119)	(8)	(2)	1	—	(128)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	—	(3)	—	—	—	(3)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	—	(3)	(1)	—	—	(4)
Tax (provision) benefit	—	1	—	—	—	1
Total amount reclassified from AOCI, net of tax	—	(2)	(1)	—	—	(3)
Net current period other comprehensive income (loss)	(119)	(6)	(1)	1	—	(125)
Balance, March 31, 2021	$458	$(36)	$(21)	$(35)	$7	$373

Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342
Effect of adoption of accounting guidance on credit losses	62	(62)	—	—	—	—
Other comprehensive income (loss) before reclassifications	(156)	(61)	9	—	—	(208)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	6	(11)	—	—	—	(5)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	6	(11)	(2)	—	—	(7)
Tax (provision) benefit	—	2	1	—	—	3
Total amount reclassified from AOCI, net of tax	6	(9)	(1)	—	—	(4)
Net current period other comprehensive income (loss)	(162)	(52)	10	—	—	(204)
Balance, March 31, 2020	$252	$(66)	$(17)	$(38)	$7	$138

Share Repurchases

    As of May 6, 2021, the Company was authorized to purchase $147 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2020 (January 1 - March 31)	3,629,410	$116	$32.03
2020 (April 1 - June 30)	5,956,422	164	27.49
2020 (July 1- September 30)	1,857,323	40	21.72
2020 (October 1- December 31)	4,344,649	126	28.87
Total 2020	15,787,804	$446	$28.23
2021 (January 1 - March 31)	1,986,534	77	38.83
2021 (April 1 - May 6)	609,768	28	45.57
Total 2021	2,596,302	105	$40.41

15.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2021	2020
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$11	$(55)
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$11	$(55)
Basic shares	76.7	92.6
Basic EPS	$0.14	$(0.59)

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$11	$(55)
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$11	$(55)

Basic shares	76.7	92.6
Dilutive securities:
Options and restricted stock awards	0.8	—
Diluted shares	77.5	92.6
Diluted EPS	$0.14	$(0.59)
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.3	1.7
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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, the effectiveness, acceptance and distribution of COVID-19 vaccines, and the global consequences of the pandemic and such actions, including their impact on the factors listed below;
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
•insured losses in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including as a result of the failure to resolve Assured Guaranty's Puerto Rico exposure in a manner substantially consistent with the support agreements signed to date;
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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in AGL's 2020 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Available Information

    The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to

Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company's Corporate Governance Guidelines, its Global Code of Ethics, AGL's Bye-Laws and the charters for its Board committees. In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Overview

Business

The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company's chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. The Company's Corporate division activities are presented separately.

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

In the Asset Management segment, the Company provides investment advisory services, which include the management of collateralized loan obligations (CLOs), opportunity and liquid asset strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM) has managed structured, public finance and credit investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment, in the fourth quarter of 2019, of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company. As of March 31, 2021, AssuredIM had $17.5 billion of assets under management (AUM), including $1.2 billion that is managed on behalf of the Company's insurance subsidiaries.

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

The Corporate division consists primarily of interest expense on the debt of Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies), as well as other operating expenses attributed to holding company activities, including administrative services performed by operating subsidiaries for the holding companies.

The Company reviews its segment results before giving effect to the consolidation of financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs), intersegment eliminations and certain reclassifications.

Economic Environment and Impact of COVID-19

The novel coronavirus that emerged in Wuhan, China in late 2019 and which causes the coronavirus disease known as COVID-19 was declared a pandemic by the World Health Organization in early 2020 and continues to spread throughout the world. Several vaccines have been developed and approved by governments, and distribution of vaccines is proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for over a year now, its ultimate size, depth, course and duration, and the effectiveness, acceptance and distribution of vaccines for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

    As a consequence of the onset of the COVID-19 pandemic, economic activity in the U.S. and throughout the world slowed significantly in early to mid-2020, but began to recover later in the year and, at least in the U.S., continued to expand in the three-month period ended March 31, 2021 (First Quarter 2021). In March 2021, the U.S. Bureau of Economic Analysis (BEA) reported that real Gross Domestic Product (GDP) increased at an annual rate of 4.3% in the fourth quarter of 2020. In its initial estimate, the BEA reported that GDP increased 6.4% for First Quarter 2021. At the end of March 2021, the U.S. unemployment rate, seasonally adjusted, stood at 6.0%, down from 6.7% at the beginning of the period and a pandemic high of 14.7% in April 2020.

In addition to providing for direct payments to individuals, the $1.9 trillion American Rescue Plan Act of 2021, signed into law on March 11, 2021, allocates $350 billion dollars in emergency funding for state, local, territorial, and tribal governments (including nearly $220 billion for states, the District of Columbia, tribes and territories), $130 billion for local governments and nearly $40 billion for colleges and universities. Both the expanding economy evidenced by the GDP and unemployment figures above and the funds from the American Rescue Plan Act of 2021 will help, either directly or indirectly, many of the obligors of debt the Company insures, which we expect should reduce the number and size of payment defaults and claims on the Company’s insurance policies.

The level and direction of interest rates impact the Company in numerous ways. For example, low interest rates may make the Company’s credit enhancement products less attractive in the market and reduce the level of premiums it can charge for that product, and, over time, also reduce the amount the Company can earn on its largely fixed-income investment portfolio. Specifically, the level of interest rates on the U.S. municipal bonds the Company enhances influences how high a premium the Company can charge for its public finance financial guaranty insurance product, with lower interest rates generally lowering the premium rates the Company may charge. On the other hand, low interest rates increase the amount of excess spread available to support the distressed residential-mortgage-backed securities the Company insures.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company's largest financial guaranty insurance market, U.S. public finance. The 30-year AAA MMD rate started First Quarter 2021 at 1.39% and rose towards the middle of the quarter to end the period at 1.75%. Despite the increase, the rate averaged 1.56% throughout the quarter, which is one of the lowest quarterly average rates on record. The Company believes that the policies being pursued by the Federal Reserve are designed to keep general interest rates low. In its March 2021 meeting, the Federal Open Market Committee (FOMC) decided to keep the target range for the federal funds rate at 0% to 0.25%, noting it “expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.” In addition, it stated that “the Federal Reserve will continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage‑backed securities by at least $40 billion per month until substantial further progress has been made toward the Committee’s maximum employment and price stability goals.” At its April 27-28, 2021 meeting, the FOMC kept the federal funds rates unchanged.

The difference, or spread, between the 30-year A-rated General Obligation (GO) relative to the 30-year AAA MMD remained in a tight range of 36-39 basis points (bps) (with an average of 37.5 bps) for the quarter. BBB credit spreads measured on the same basis started the year at 108 bps but narrowed throughout the quarter ending at 78 bps. Both the A and BBB spreads were some of the narrowest levels in over a decade. A larger credit spread is one factor that may allow the Company to charge higher premiums for its public finance financial guaranty insurance product.

The National Association of Realtors reported that median existing-home sales prices hit a historic high in March 2021 of $329,100, rising by a “record-breaking annual pace of 17.2%”, with all regions posting double-digit price gains. As of the end of March, housing inventory remained at 1.07 million units, close to a record-low of 1.03 million units seen in February 2021 when it was down by 29.5% year-over-year – a record decline. Properties typically sold in 18 days, also a record low. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 12.0% annual gain in February (the latest data available), up from 11.2% in the previous month. The 20-City Composite posted an 11.9% year-over-year gain, up from 11.1% in the previous month. Home prices in the U.S. impact the performance of the Company's insured residential mortgage-backed securities (RMBS) portfolio. Improved home prices generally result in fewer losses or more reimbursements with respect to the Company's distressed insured RMBS risks.

The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims. The Company's surveillance department has established supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions and related restrictions or an economic downturn. In addition, the Company's surveillance department has been in contact with certain of its credits that it believes may be more at risk from COVID-19 and governmental and private responses to COVID-19. The Company's internal ratings and loss projections for those distressed credits it believes are most likely to be impacted by the COVID-19 pandemic, including RMBS, Puerto Rico and certain other distressed public finance exposures, reflect this augmented surveillance activity. For information about how the COVID-19 pandemic has impacted the Company's loss projections, see Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered). Through May 6, 2021, the Company has paid only relatively small first-time insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company currently projects nearly full reimbursement of these relatively small claims.

The Company believes its financial guaranty business model is particularly well-suited to withstand global economic disruptions. If an insured obligor defaults, the Company is required to pay only any shortfall in interest and principal on scheduled payment dates; the Company’s policies forbid acceleration of its obligations without its consent. In addition, many of the obligations the Company insures benefit from debt service reserve funds or other funding sources from which interest and principal may be paid during limited periods of stress, providing the obligor with an opportunity to recover. While the Company believes its guaranty may support the market value of an insured obligation in comparison to a similar uninsured obligation, the Company’s ultimate loss on a defaulted insured obligation is not a function of that underlying obligation’s market price. Rather, the Company’s ultimate loss is the sum of all principal and interest payments it makes under its policy less the sum of all reimbursements, subrogation payments and other recoveries it receives from the obligor or any other sources in connection with the obligation. For contracts accounted for as insurance, its expected losses equal the discounted value of all claim payments it projects making less the discounted value of all recoveries it expects to receive, on a probability-weighted basis. See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered).

The nature of the financial guaranty business model, which requires the Company to pay only any shortfall in interest and principal on scheduled payment dates, along with the Company’s liquidity practices, reduce the need for the Company to sell investment assets in periods of market distress. As of March 31, 2021, the Company had $701 million of short-term investments and $95 million of cash. In addition, the Company’s investment portfolio generates cash over time through interest and principal receipts.

The Company began operating remotely in accordance with its business continuity plan in March 2020, instituting mandatory work-from-home policies in its U.S., U.K. and Bermuda offices. The Company is providing the services and communications it normally would, and continues to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades and raise funds.

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

Insurance

    The Company seeks to grow the insurance business through new business production, acquisitions of remaining legacy monolines or reinsurance of their portfolios, and to continue to mitigate losses in its current insured portfolio.

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

    On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance compared to the levels before the 2008 financial crisis, and provisions in legislation known as the 2017 Tax Cuts and Jobs Act, such as the reduction in corporate tax rates, have made municipal obligations less attractive to certain institutional investors. The Company believes that some of the U.S. federal tax increases recently proposed could, if enacted, make municipal obligations more attractive to both institutional and retail investors.

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

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as 2020 progressed, and the trend continued into First Quarter 2021. The $5.5 billion of municipal new issue par sold with the Company's insurance was the most the Company insured in any first quarter since 2010, and the Company's 65% share of insured municipal par sold was better than the Company's market share in any quarter since 2014. See "-- Results of Operations by Segment -- Insurance Segment" below.

            U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2021	First Quarter 2020	Year Ended December 31, 2020
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$104.5	$87.8	$451.8
Total insured	$8.5	$4.8	$34.2
Insured by Assured Guaranty	$5.5	$2.3	$19.7
Number of issues:
New municipal bonds issued	2,698	2,119	11,857
Total insured	514	360	2,140
Insured by Assured Guaranty	252	161	982
Bond insurance market penetration based on:
Par	8.1%	5.5%	7.6%
Number of issues	19.1%	17.0%	18.0%
Single A par sold	27.0%	19.1%	28.3%
Single A transactions sold	56.7%	52.6%	54.3%
$25 million and under par sold	21.3%	20.4%	20.9%
$25 million and under transactions sold	21.9%	20.8%	21.0%
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

    In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises, and more recently by the Company's role in negotiating the Puerto Rico Electric Power Authority (PREPA) restructuring support agreement (RSA) (PREPA RSA) and the Puerto Rico Sales Tax Financing Corporation (COFINA) plan of adjustment. The Company will also, where appropriate, pursue litigation to enforce its rights, and it has initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth of Puerto Rico (Commonwealth) and various obligations of its related authorities and public corporations.

On May 5, 2021, Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC) entered into a plan support agreement (HTA/CCDA PSA) with certain other stakeholders, the Commonwealth, and the Financial Oversight and Management Board for Puerto Rico (FOMB) with respect to the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Convention Center District Authority (PRCCDA). On February 22, 2021, AGM and AGC agreed to support the revised Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) plan support agreement (GO/PBA PSA, and together with the HTA/CCDA PSA and the PREPA RSA, Support Agreements) subject to reaching a satisfactory resolution with respect to the PRHTA and PRCCDA bonds. With the signing of the HTA/CCDA PSA and the expiration of the related termination rights of AGM and AGC under the GO/PBA PSA, AGM and AGC became bound to the GO/PBA PSA. As a consequence, 93.5% of Assured Guaranty’s net par outstanding to Puerto Rico credits as of March 31, 2021, is now covered by a Support Agreement. The closings of the transactions contemplated by each of the Support Agreements are subject to a number of conditions, including approval by the Title III court of the related plans of adjustment and execution of acceptable final documentation, and there can be no assurance that the resolutions contemplated by the

Support Agreements will be achieved, but the Company believes these developments mark a milestone in its Puerto Rico loss mitigation efforts. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure and the Insured Portfolio section below.

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

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of March 31, 2021, AssuredIM is a top-twenty five CLO manager by AUM, as published by CreditFlux. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending and liquid strategies relating to municipal obligations.

Over time, the Company seeks to broaden and further diversify its Asset Management segment leading to increased AUM and a fee-generating platform. The Company intends to leverage the AssuredIM infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations.

    The Company monitors certain operating metrics that are common to the asset management industry. These operating metrics include, but are not limited to, funded AUM and unfunded capital commitments (together, AUM) and investment advisory management and performance fees. The Company considers the categorization of its AUM by product type to be a useful lens in monitoring the Asset Management segment. AUM by product type assists in measuring the duration of AUM for which the Asset Management segment has the potential to earn management fees and performance fees. For a discussion of the metric AUM, please see “— Results of Operations by Segment — Asset Management Segment.”

Additionally, the Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company allocated $750 million of capital to invest in funds managed by AssuredIM plus $550 million of general account assets now managed by AssuredIM under an Investment Management Agreement (IMA). The Company is using these allocations to (a) launch new products (CLOs, opportunity funds and liquid strategy funds) on the AssuredIM platform and (b) enhance the returns of its own investment portfolio.

As of March 31, 2021, AG Asset Strategies LLC (AGAS) had committed $587 million to funds managed by AssuredIM (AssuredIM Funds), including $252 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, asset-based finance, healthcare structured capital and municipal bonds.

Under the IMA with AssuredIM, AGM and AGC have together allocated $250 million to municipal obligation strategies and $300 million to CLO strategies. All of these strategies are consistent with the investment strengths of AssuredIM and the Company's plans to continue to grow its investment strategies.

Capital Management

    The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

    From 2013 through May 6, 2021, the Company has repurchased 124.1 million common shares for approximately $3,767 million, representing approximately 64% of the total shares outstanding at the beginning of the repurchase program in 2013. On November 2, 2020, the Board of Directors (the Board) authorized an additional $250 million of share repurchases. Under this and previous authorizations, as of May 6, 2021, the Company was authorized to purchase $147 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the

Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2020	$3,662	121.51	$30.14
2021 (First Quarter)	77	1.99	38.83
2021 (through May 6)	28	0.61	45.57
Cumulative repurchases since the beginning of 2013	$3,767	124.11	$30.35

Accretive Effect of Cumulative Repurchases (1)

	First Quarter 2021	As of March 31, 2021
	(per share)
Net income (loss) attributable to AGL	$0.22
Adjusted operating income	0.21
Shareholders' equity attributable to AGL		$33.49
Adjusted operating shareholders' equity		30.26
Adjusted book value		53.20
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

MAC Merger

On February 24, 2021, the Company received the last regulatory approval required to merge MAC with and into AGM, with AGM as the surviving company. The merger was effective on April 1, 2021. Upon the merger all direct insurance policies issued by MAC became direct insurance obligations of AGM. As a result, the Company wrote off the $16 million carrying value of MAC's insurance licenses in First Quarter 2021. This restructuring of the Company's U.S. insurance subsidiaries will simplify the organizational and capital structure, reduce costs, and increase the future dividend capacity of the U.S. insurance subsidiaries.

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to AGL's 2020 Annual Report on Form 10-K.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2021	2020
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$11	$(55)
Net income (loss) attributable to AGL per diluted share	$0.14	$(0.59)
Weighted Average diluted shares	77.5	92.6
Non-GAAP
Adjusted operating income (loss) (1) (2)	$43	$33
Adjusted operating income per diluted share (2)	$0.55	$0.36
Weighted Average diluted shares	77.5	93.4

Segment results
Insurance	$79	$85
Asset Management	(7)	(9)
Corporate	(29)	(39)
Other	—	(4)
Adjusted operating income (loss)	43	33

Insurance Segment
Gross written premiums (GWP)	$87	$64
Present value of new business production (PVP) (1)	86	51
Gross par written	5,472	3,033
Asset Management Segment
Inflows-third party	$873	$11
Inflows-intercompany	145	77

	As of March 31, 2021		As of December 31, 2020
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity attributable to AGL	$6,430	$84.67	$6,643	$85.66
Adjusted operating shareholders' equity (1)	6,032	79.44	6,087	78.49
Adjusted book value (1)	8,851	116.56	8,908	114.87
Gain (loss) related to the effect of consolidating VIEs (VIE consolidation) included in adjusted operating shareholders' equity	1	0.02	2	0.03
Gain (loss) related to VIE consolidation included in adjusted book value	(9)	(0.12)	(8)	(0.10)
Common shares outstanding (3)	75.9		77.5
____________________
(1)    See “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (GAAP), a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available, and for additional details.
(2)    "Adjusted operating income" is the Company's segment measure.
(3)    See "— Overview— Key Business Strategies – Capital Management" above for information on common share repurchases.

    Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses such as: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of VIEs and committed capital securities (CCS), changes in fair value of credit derivatives related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses.

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

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2021	2020

Revenues:
Net earned premiums	$103	$103
Net investment income	70	80
Asset management fees	24	23
Net realized investment gains (losses)	(3)	(5)
Net change in fair value of credit derivatives	(19)	(77)
Fair value gains (losses) on CCS	(19)	48
Fair value gains (losses) on FG VIEs	5	(9)
Fair value gains (losses) on CIVs	16	(12)
Foreign exchange gains (losses) on remeasurement	—	(62)
Other income (loss)	—	7
Total revenues	177	96
Expenses:
Loss and loss adjustment expenses (LAE)	30	20
Interest expense	21	22
Amortization of deferred acquisition costs (DAC)	3	3
Employee compensation and benefit expenses	60	64
Other operating expenses	57	45
Total expenses	171	154
Income (loss) before provision for income taxes and equity in earnings of investees	6	(58)
Equity in earnings of investees	9	(4)
Income (loss) before income taxes	15	(62)
Provision (benefit) for income taxes	—	(4)
Net income (loss)	15	(58)
Less: Noncontrolling interests	4	(3)
Net income (loss) attributable to AGL	$11	$(55)
Effective tax rate	(0.9)%	7.1%

First Quarter 2021 Compared with First Quarter 2020

    Net income attributable to AGL for First Quarter 2021 was higher compared to the three-month period ended March 31, 2020 (First Quarter 2020) primarily due to:

•de minimis foreign exchange gains on remeasurement in First Quarter 2021 compared with losses in First Quarter 2020,
•lower fair value losses on credit derivatives in First Quarter 2021 compared with First Quarter 2020, and
•fair value gains on CIVs in First Quarter 2021 compared to losses in First Quarter 2020.

These increases were offset in part by:

•fair value losses on CCS in First Quarter 2021 compared with gains in First Quarter 2020, and
•the write-off of an indefinite lived intangible asset, recorded in other operating expenses, representing the insurance licenses of Municipal Assurance Corp. (MAC), which was merged with and into AGM on April 1, 2021.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 27.5%, and no taxes for the Company’s Bermuda subsidiaries Assured Guaranty Re Ltd (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO) and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate in First Quarter 2021 was lower than in First Quarter 2020 due primarily to the portion of income in different jurisdictions.

    Shareholders' equity attributable to AGL declined, on both a nominal and per-share basis, due mainly to unrealized losses on the fixed-maturity investment portfolio. Share repurchases and dividends also reduced shareholders' equity attributable to AGL.

Adjusted operating shareholders' equity and adjusted book value decreased on a nominal basis due to share repurchases and dividends, partially offset, in the case of adjusted book value, by net premiums written on new business production. On a per share basis, adjusted operating shareholders' equity and adjusted book value, benefited from the repurchase of an additional 2.0 million shares in First Quarter 2021. See "Accretive Effect of Cumulative Repurchases" table above.

Other Matters

LIBOR Sunset

    In 2017, the U.K.’s Financial Conduct Authority (FCA) announced that after 2021 it would no longer compel banks to submit the rates required to calculate London Interbank Offered Rate (LIBOR). On November 30, 2021, ICE Benchmark Administration (IBA), the administrator of U.S. Dollar LIBOR, announced that it would cease the publication of the overnight and 1, 3, 6 and 12-month U.S. Dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023, rather than at the end of 2021. On March 5, 2021, IBA and FCA confirmed a representative panel of banks will continue setting 1, 3, 6 and 12-month U.S. Dollar LIBOR through June 2023. The Company believes that the continued publication of U.S. Dollar LIBOR on the current basis after that date is unlikely.

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

On April 6, 2021, New York's governor signed into law legislation that provides, among other things, that any LIBOR based-contracts governed by New York law that contain inadequate fall back language will, by operation of law, use the Secured Overnight Finance Rate (SOFR) as a benchmark replacement when LIBOR ceases to exist (NY Legacy LIBOR Law).

While each exposure is contract-specific, most LIBOR provisions relevant to the Company are governed by New York law, so the NY Legacy LIBOR Law is a helpful development for those contracts relevant to the Company with less robust fallback language and where parties are unlikely to negotiate a new rate. The Company believes that there are still issues to be addressed in substituting SOFR for LIBOR in those contracts relevant to it. For example, at present SOFR lacks a forward-looking term structure, which presents an operational challenge as the applicable interest rate will not be known until a period ends. On April 20, 2021, the Alternative Reference Rates Committee announced they are working toward recommending a forward-looking SOFR term rate.

    The Company has initiated a dialogue with relevant trustees, calculation agents, auction agents, servicers and other parties responsible for implementing the rate change in these transactions. Most have not yet committed to a course of action.

Income Taxes

    The U.S. Internal Revenue Service and Department of the Treasury issued final and proposed regulations in October 2020 relating to the tax treatment of passive foreign investment companies (PFICs). The final regulations are not expected to have a material impact to the company’s business operation or its shareholders and the proposed regulations are continuing to be evaluated.

Results of Operations

Business Segments

    The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company's CODM reviews the business to assess performance and allocate resources. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of FG VIEs and those AssuredIM investment vehicles for which the Company is deemed the primary beneficiary (consolidated investment vehicles, or CIVs as described in Note 9, Variable Interest Entities).

    The Insurance segment primarily consists of the Company's insurance subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Insurance segment is presented without giving effect to the consolidation of FG VIEs and therefore includes premiums and losses of all financial guaranty contracts, whether or not the associated FG VIEs are consolidated, and also includes its share of earnings from AssuredIM Funds in which the Insurance segment invests.

    The Asset Management segment consists of AssuredIM, which provides asset management services to outside investors as well as to AGM, AGC and, until its merger with AGM on April 1, 2021, MAC, (collectively, the U.S. Insurance Subsidiaries) and AGAS. The Asset Management segment includes asset management fees attributable to CIVs and inter-segment asset management fees earned from the U.S. Insurance Subsidiaries. The Asset Management segment presents fund expenses and reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations, reimbursable expenses are shown as a component of asset management fees.

The Corporate division primarily consists of interest expense on the debt of the U.S. Holding Companies, as well as other operating expenses attributed to AGL, the U.S. Holding Companies and other corporate activities, including administrative services performed by operating subsidiaries for the holding companies.

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

	First Quarter
	2021	2020
	(in millions)
Adjusted operating income (loss) by segment:
Insurance	$79	$85
Asset management	(7)	(9)
Corporate	(29)	(39)
Other	—	(4)
Adjusted operating income (loss)	$43	$33
Reconciliation to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments	$(3)	$(5)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(19)	(88)
Fair value gains (losses) on CCS	(19)	48
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	1	(57)
Total pre-tax adjustments	(40)	(102)
Plus tax effect on pre-tax adjustments	8	14
Net income (loss) attributable to AGL	$11	$(55)

Results of Operations by Segment

Insurance Segment Results

Insurance Results

	First Quarter
	2021	2020
	(in millions)
Revenues
Net earned premiums and credit derivative revenues	$107	$107
Net investment income	73	83
Other income (loss)	(1)	6
Total revenues	179	196
Expenses
Loss expense	30	18
Amortization of DAC	3	3
Employee compensation and benefit expenses	36	41
Other operating expenses	37	22
Total expenses	106	84
Equity in earnings of investees	19	(9)
Adjusted operating income (loss) before income taxes	92	103
Provision (benefit) for income taxes	13	18
Adjusted operating income (loss)	$79	$85

Insurance New Business Production

Gross Written Premiums and
New Business Production

	First Quarter
	2021	2020
	(in millions)
GWP
Public Finance—U.S.	$79	$29
Public Finance—non-U.S.	5	34
Structured Finance—U.S.	3	1
Structured Finance—non-U.S.	—	—
Total GWP	$87	$64
PVP (1):
Public Finance—U.S.	$81	$29
Public Finance—non-U.S.	3	21
Structured Finance—U.S.	2	1
Structured Finance—non-U.S.	—	—
Total PVP	$86	$51
Gross Par Written (1):
Public Finance—U.S.	$5,427	$2,641
Public Finance—non-U.S.	—	377
Structured Finance—U.S.	45	15
Structured Finance—non-U.S.	—	—
Total gross par written	$5,472	$3,033
Average rating on new business written	A-	BBB+
____________________
(1)    PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

U.S. public finance GWP and PVP in First Quarter 2021 both increased over 170% compared with First Quarter 2020, primarily driven by several large transactions as well as an increase in market volume and insured penetration. The average rating of U.S. public finance par written was A-. The Company's gross par written represented 65% of the total U.S. municipal market insured issuance in First Quarter 2021.

     The Company has consistently written new non-U.S. public finance business every quarter since the end of 2015. Business activity in the international infrastructure and structured finance sectors typically has long lead times and therefore may vary from period to period.

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

Net Earned Premiums and Credit Derivative Revenues

	First Quarter
	2021	2020
	(in millions)
Financial guaranty insurance:		71
Public finance
Scheduled net earned premiums	$72	$70
Accelerations:
Refundings	16	15
Terminations	—	—
Total accelerations	16	15
Total public finance	88	85
Structured finance scheduled net earned premiums	15	18
Specialty insurance and reinsurance	1	1
Total net earned premiums	104	104
Credit derivative revenues	3	3
Total net earned premiums and credit derivative revenues	$107	$107

    Net earned premiums in First Quarter 2021 were consistent with First Quarter 2020. Public finance scheduled net earned premiums increased slightly, offsetting the decline in structured finance net earned premiums due to the scheduled decline in structured finance par outstanding. At March 31, 2021, $3.8 billion of net deferred premium revenue remained to be earned over the life of the insurance contracts.

    Net Investment Income and Equity in Earnings of Investees

Net investment income is a function of the yield that the Company earns on fixed-maturity securities and short-term investments, and the size of such portfolio.The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Equity method investments in the Insurance segment include the U.S. Insurance Subsidiaries' investments in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is presented as a separate line item, "equity in earnings of investees," and typically represents the change in net asset value (NAV) of AssuredIM Funds and the Company's share of earnings of its other investees. The Insurance segment is authorized to invest up to $750 million in AssuredIM Funds. As of March 31, 2021, the Insurance segment has total commitments to AssuredIM Funds of $587 million of which $335 million represents net invested capital and $252 million is undrawn.

Net Investment Income and Equity in Earnings of Investees

	First Quarter
	2021	2020
	(in millions)
Net investment income
Managed by third parties	$51	$62
Internally managed:
AssuredIM	4	—
Loss mitigation and other securities	17	20
Intercompany loans	2	3
Gross investment income	74	85
Investment expenses	(1)	(2)
Net investment income	$73	$83

Equity in earnings of investees
AssuredIM Funds	$10	$(10)
Other	9	1
Equity in earnings of investees	19	(9)

    Net investment income for First Quarter 2021 decreased compared to First Quarter 2020, primarily due to lower average balances in the fixed-maturity investment portfolio, which declined due to dividends paid by the insurance subsidiaries that were used for AGL share repurchases, lower reinvestment short-term yields, and lower income on securities purchased for loss mitigation purposes. The overall pre-tax book yield was 3.23% as of March 31, 2021 and 3.41% as of March 31, 2020. Excluding the internally managed portfolio, pre-tax book yield was 2.94% as of March 31, 2021 and 3.14% as of March 31, 2020.

Equity in earnings of AssuredIM Funds in First Quarter 2021 was primarily attributable to changes in the NAV of CLO funds. In First Quarter 2020, equity in earnings of AssuredIM Funds was a loss primarily attributable to CLO and asset-based funds. In addition to the Insurance segment's investments in AssuredIM Funds, other alternative investments also generated gains of $9 million.

    Other Income (Loss)

    Other income (loss) consists of recurring items such as foreign exchange gain (loss) on remeasurement, ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

Other Income (Loss)

	First Quarter
	2021	2020
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$—	$(5)
Other	(1)	11
Total other income (loss)	$(1)	$6
 ____________________
(1)    Primarily related to cash.

    Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies used in estimating the expected loss to be paid (recovered) for all contracts and the accounting policies for measurement and recognition under GAAP for each type of contract, see the notes listed below in Part II. Item 8, Financial Statements and Supplementary Data, of the Company's 2020 Annual Report on Form 10-K:

•Note 5 for expected loss to be paid (recovered)
•Note 6 for contracts accounted for as insurance
•Note 7 for contracts accounted for as credit derivatives
•Note 10 for FG VIEs
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

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of March 31, 2021	0.00%	-	2.49%	0.88%
As of December 31, 2020	0.00%	-	1.72%	0.60%
As of March 31, 2020	0.00%	-	1.39%	0.64%
As of December 31, 2019	0.00%	-	2.45%	1.94%

The primary components of economic loss development are presented in the tables that follow and the drivers of economic loss development are discussed below.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid/ (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
	March 31, 2021	December 31, 2020	2021	2020
	(in millions)
Insurance	$417	$471	16	(1)
FG VIEs	53	59	(6)	6
Credit derivatives	2	(1)	3	(8)
Total	$472	$529	$13	$(3)

Net exposure rated below-investment-grade (BIG)	$7,514	$7,988

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid/(Recovered)		Net Economic Loss Development/(Benefit)
	As of		First Quarter
	March 31, 2021	December 31, 2020	2021	2020
	(in millions)
U.S. public finance (1)	$228	$305	$15	$56
Non-U.S. public finance	24	36	(12)	3
Structured finance
U.S. RMBS	181	148	11	(63)
Other structured finance	39	40	(1)	1
Structured finance	220	188	10	(62)
Total	$472	$529	$13	$(3)

Effect of changes in the risk-free rates included in economic loss development (benefit)			$(48)	$31
____________________
(1)    The total net expected loss for troubled U.S. public finance exposures is net of a credit for estimated future recoveries of $994 million as of March 31, 2021 and $1,154 million as of December 31, 2020 for claims already paid.

        First Quarter 2021 Net Economic Loss Development

Public Finance Economic Loss Development: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of March 31, 2021 compared with $5.4 billion as of December 31, 2020. The Company projects that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2021 will be $228 million compared with $305 million as of December 31, 2020. Economic loss development on U.S. public finance exposures in First Quarter 2021 was $15 million, which was primarily attributable to Puerto Rico exposures. The economic benefit was approximately $12 million for non-U.S. public finance exposures during First Quarter 2021 mainly due to the restructuring of certain exposures and the impact of higher Euro Interbank Offered Rate (Euribor).

U.S. RMBS: The economic loss development attributable to U.S. RMBS was $11 million and was mainly related to a reduction of excess spread of $58 million, partially offset by changes in discount rates, which was a gain of $33 million, and improved performance in certain transactions and higher recoveries for secured charged-off loans.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered) for additional information.

        First Quarter 2020 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.6 billion as of March 31, 2020 compared with $5.8 billion as of December 31, 2019. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2020 would be $493 million, compared with $531 million as of December 31, 2019. Economic loss development on U.S. exposures in First Quarter 2020 was $56 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $3 million for non-U.S. exposures during First Quarter 2020 due to the weaker outlook of the performance of a troubled U.K. road.

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

    Loss and LAE reported in the Insurance segment adjusted operating income (i.e., adjusted loss and LAE) includes loss and LAE on financial guaranty insurance contracts without giving effect to eliminations related to consolidation of FG VIEs, and also includes losses on credit derivatives.

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

While expected loss to be paid (recovered) is an important liquidity measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of net expected losses that will be recognized in the condensed consolidated statement of operations in future periods as deferred premium revenue amortizes into income for financial guaranty insurance policies.

The following table presents the Insurance segment loss and LAE, net of reinsurance.

Insurance Segment
Loss and LAE (Benefit)

	First Quarter
	2021	2020
	(in millions)
U.S. public finance	$26	$59
Non-U.S. public finance	(8)	—
Structured finance
U.S. RMBS	12	(44)
Other structured finance	—	3
Structured finance	12	(41)
Total loss and LAE (benefit)	$30	$18

    The primary components of the Insurance segment loss and LAE expense were as follows:

•Loss and LAE in First Quarter 2021 was mainly driven by loss expense on certain Puerto Rico transactions and U.S. RMBS exposures. For First Quarter 2021, these losses were partially offset by a benefit in certain European exposures.

•Loss and LAE in First Quarter 2020 was mainly driven by higher losses on certain Puerto Rico exposures, partially offset by a benefit on first lien U.S. RMBS exposures.

    For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Other Operating Expenses

The increase in other operating expenses was primarily attributable to the write-off of a $16 million intangible asset attributable to MAC insurance licenses. MAC was merged with and into AGM on April 1, 2021. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (7/16/20)	AA (stable) (10/29/20)	(1)	—
MAC (2)	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	—	—
AG Re	AA (stable) (7/16/20)	—	—	—
AGRO	AA (stable) (7/16/20)	—	—	A+ (stable) (7/13/20)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	A2 (stable) (8/13/19)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/16/20)	AA+ (stable) (10/29/20)	—	—
____________________
(1)    AGC requested that Moody’s Investors Service, Inc. (Moody’s) withdraw its financial strength ratings of AGC in January 2017, but Moody's denied that request. Moody’s continues to rate AGC A3 (stable).
(2)    An April 1, 2021, the Company executed a multi-step transaction to merge MAC with and into AGM, with AGM as the surviving company. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information.

    There can be no assurance that any of the rating agencies will not take negative action on the financial strength ratings (or similar ratings) of AGL's insurance subsidiaries in the future or cease to rate one or more of AGL's insurance subsidiaries, either voluntarily or at the request of that subsidiary.

    For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see Item 1, Financial Statements, Note 7, Reinsurance and "--Liquidity and Capital Resources--" section below.

Asset Management Segment Results

Asset Management Results

	First Quarter
	2021	2020
	(in millions)
Revenues
Management fees (1)	$19	$16
Performance fees	1	—
Other income	—	1
Total revenues	20	17
Expenses
Employee compensation and benefit expenses	19	18
Amortization of intangible assets	3	3
Other operating expenses	7	7
Total expenses	29	28
Adjusted operating income (loss) before income taxes	(9)	(11)
Provision (benefit) for income taxes	(2)	(2)
Adjusted operating income (loss)	$(7)	$(9)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross as revenues.

    Asset Management Fees

    Management fees are generated by CLOs, opportunity funds, liquid strategies, and the wind-down funds. CLO fees are the net management fees that AssuredIM retains after rebating the portion of these fees that pertains to the CLO Equity that is held directly by AssuredIM Funds. Management fees from opportunity funds and liquid strategies are mainly attributable to several healthcare funds that ware launched in 2020, in which the Insurance segment’s U.S. Insurance Subsidiaries invest, along with two previously established opportunity funds in their harvest periods. The Company also generates fees from legacy hedge and opportunity funds now subject to an orderly wind-down.

The following table presents management fees for First Quarter 2021 and First Quarter 2020.

Management Fees

	First Quarter
	2021	2020
	(in millions)
CLOs	$12	$5
Opportunity funds and liquid strategies	4	2
Wind-down funds	3	9
Total management fees	$19	$16

Net CLO fees increased in First Quarter 2021 compared with First Quarter 2020, largely driven by the sale of CLO equity to third parties from legacy funds, the recovery of previously deferred CLO fees, and the issuance of several new CLOs. The COVID-19 pandemic and downgrades in loan markets had triggered over-collateralization provisions in CLOs in 2020, resulting in the deferral of CLO management fees, the majority which reversed by First Quarter 2021. CLO inflows of $922 million were mainly due to the issuance of two CLOs during the quarter. CLO AUM includes CLO Equity that is held by various AssuredIM Funds of $250 million as of March 31, 2021, and $265 million as of December 31, 2020. This CLO Equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM Funds. Fee-earning CLO AUM increased 17% in First Quarter 2021.

Management fees from opportunity funds and liquid strategies are mainly attributable to two new healthcare funds launched in 2020, along with fees from previously established funds and other funds created since the establishment of

AssuredIM, and fees from an IMA with the U.S. Insurance Subsidiaries. Opportunity funds and liquid strategies' AUM increased to $1,897 million as of March 31, 2021, from $1,869 million as of December 31, 2020 driven by the increase in fund value, and additional commitments, offset by the return of capital in previously established funds in their harvest period.

Management fees from wind down funds declined as distributions to investors continued throughout First Quarter 2021. The AUM of wind-down funds as of March 31, 2021 was $1,297 million compared with $1,623 million as of December 31, 2020.

Rollforward of
Assets Under Management
First Quarter 2021

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2020	$13,856	$1,486	$383	$1,623	$17,348

Inflows-third party	813	60	—	—	873
Inflows-intercompany	109	36	—	—	145
Outflows:
Redemptions	—	—	—	—	—
Distributions	(356)	(217)	—	(329)	(902)
Total outflows	(356)	(217)	—	(329)	(902)
Net flows	566	(121)	—	(329)	116
Change in value	(91)	148	1	3	61
AUM, March 31, 2021	$14,331	$1,513	$384	$1,297	$17,525

Components of
Assets Under Management

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of March 31, 2021:
Funded AUM	$14,222	$982	$384	$1,275	$16,863
Unfunded AUM	109	531	—	22	662

Fee earning AUM	$11,960	$1,210	$384	$858	$14,412
Non-fee earning AUM	2,371	303	—	439	3,113

Intercompany AUM
Funded AUM	$451	$119	$363	$—	$933
Unfunded AUM	99	154	—	—	253

As of December 31, 2020:
Funded AUM	$13,809	$992	$383	$1,601	$16,785
Unfunded AUM	47	494	—	22	563

Fee earning AUM	$10,248	$1,176	$383	$1,133	$12,940
Non-fee earning AUM	3,608	310	—	490	4,408

Intercompany AUM
Funded AUM	$405	$126	$362	$—	$893
Unfunded AUM	40	137	—	—	177

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

Corporate Division Results

Corporate Results

	First Quarter
	2021	2020
	(in millions)
Revenues
Net investment income	$—	$1
Loss on extinguishment of debt	—	(5)
Total revenues	—	(4)
Expenses
Interest expense	23	25
Employee compensation and benefit expenses	5	5
Other operating expenses	4	5
Total expenses	32	35
Equity in earnings of investees	—	(5)
Adjusted operating income (loss) before income taxes	(32)	(44)
Provision (benefit) for income taxes	(3)	(5)
Adjusted operating income (loss)	$(29)	$(39)

The loss on extinguishment of debt, recorded in other income (loss), is related to AGUS's purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures. The loss represents the difference between the amount paid to purchase AGMH's debt and the carrying value of the debt, which includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Interest expense relates to debt issued by the U.S. Holding Companies. Intersegment interest expense of $2 million in First Quarter 2021 and $3 million in First Quarter 2020, related primarily to the $250 million AGUS debt to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition.

    Compensation and benefits expenses allocated to the Corporate division are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

    Equity in earnings of investees was a loss in First Quarter 2020 due to a write down of AGUS' investment in an investment firm that provides investment banking services in the global infrastructure sector.

Other

    Other primarily consists of intersegment eliminations, reclassifications of reimbursable fund expenses to revenue, and consolidation adjustments, including the effect of consolidating FG VIEs and AssuredIM investment vehicles. The net effect on adjusted operating income (loss) of these items is presented in the table below. See Item 1, Financial Statements, Note 2, Segment Information.

VIE Consolidation Effect on
Net Income (Loss) Attributable to AGL

	First Quarter
	2021	2020
	(in millions)
Effect of consolidating:
FG VIEs	$—	$(4)
Investment vehicles	—	—
VIE consolidation effect	$—	$(4)

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

    Generally, the consolidation of the AssuredIM investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The majority of the economic interest the Company holds in consolidated AssuredIM Funds is held by the insurance subsidiaries and presented in the Insurance segment. The ownership interests of the Company's consolidated AssuredIM Funds, to which the Company has no economic rights, are reflected as either redeemable or nonredeemable noncontrolling interests in the Company's condensed consolidated financial statements. See Item 1, Financial Statements, Note 9, Variable Interest Entities, for additional information.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
To Adjusted Operating Income (Loss)

	First Quarter
	2021	2020
	(in millions)
Net income (loss) attributable to AGL	$11	$(55)
Less pre-tax adjustments:
Realized gains (losses) on investments	(3)	(5)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(19)	(88)
Fair value gains (losses) on CCS	(19)	48
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	1	(57)
Total pre-tax adjustments	(40)	(102)
Less tax effect on pre-tax adjustments	8	14
Adjusted operating income (loss)	$43	$33

Gain (loss) related to VIE consolidation (net of tax provision (benefit) of $- and $(1)) included in adjusted operating income	$—	$(4)

    Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2021	2020
	(in millions)
Gross realized gains on available-for-sale securities	$3	$7
Gross realized losses on available-for-sale securities	(2)	(1)
Credit impairment and intend to sell	(4)	(11)
Net realized investment gains (losses)	$(3)	$(5)

    Credit impairment in First Quarter 2021 and First Quarter 2020 was related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit loss in First Quarter 2020.

    Non-Credit Impairment Unrealized Fair Value Gains (Losses) on Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company's own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates, and other market factors. The components of changes in fair value of credit derivatives related to credit derivative revenues and changes in expected losses are included in Insurance segment results. Non-economic changes in unrealized fair value gains and losses on credit derivatives are not included in the Insurance segment measure of adjusted operating income because they do not represent actual claims or losses and are expected to reverse to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and as of March 31, 2021, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 10, Fair Value Measurement, for additional information.

    During First Quarter 2021, non-credit impairment fair value losses were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC's credit protection decreased during the period. These losses were partially offset by the higher discount rates.

During First Quarter 2020, non-credit impairment fair value losses were generated primarily as a result of wider spreads of the underlying collateral and lower discount rates. These were partially offset by gains due to the increased cost to buy protection on AGC, as the market cost of AGC's credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions decreased. See Item 1, Financial Statements, Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

    Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of March 31, 2021		As of December 31, 2020
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(229)	$(109)	$(221)	$(121)
Base Scenario	(120)	—	(100)	—
Decrease of 25 bps	(77)	43	(81)	19
All transactions priced at floor	(54)	66	(63)	37
 ____________________
(1)Includes the effects of changes in the net spreads assumed by the Company.

    Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in First Quarter 2021 were primarily due to a tightening in market spreads. Fair value gains on CCS in First Quarter 2020 were primarily due to a widening in market spreads during the quarter. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

    Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in both periods primarily relate to remeasurement of long-dated premiums receivables, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and euro relative to the U.S. dollar.

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

Reconciliation of Shareholders’ Equity Attributable to AGL
To Adjusted Book Value

	As of March 31, 2021		As of December 31, 2020
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,430	$84.67	$6,643	$85.66
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(10)	(0.14)	9	0.12
Fair value gains (losses) on CCS	33	0.43	52	0.66
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	463	6.10	611	7.89
Less taxes	(88)	(1.16)	(116)	(1.50)
Adjusted operating shareholders’ equity	6,032	79.44	6,087	78.49
Pre-tax adjustments:
Less: Deferred acquisition costs	124	1.63	119	1.54
Plus: Net present value of estimated net future revenue	181	2.38	182	2.35
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,359	44.24	3,355	43.27
Plus taxes	(597)	(7.87)	(597)	(7.70)
Adjusted book value	$8,851	$116.56	8,908	114.87

Gain (loss) related to VIE consolidation included in adjusted operating shareholders' equity (net of tax provision of $0 and $0)	$1	$0.02	$2	$0.03

Gain (loss) related to VIE consolidation included in adjusted book value (net of tax benefit of $4 and $2)	$(9)	$(0.12)	$(8)	$(0.10)

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

Reconciliation of GWP to PVP

	First Quarter 2021					First Quarter 2020
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
Total GWP	$79	$5	$3	$—	$87	$29	$34	$1	$—	$64
Less: Installment GWP and other GAAP adjustments (1)	34	3	1	—	38	—	34	1	—	35
Upfront GWP	45	2	2	—	49	29	—	—	—	29
Plus: Installment premium PVP	36	1	—	—	37	—	21	1	—	22
Total PVP	$81	$3	$2	$—	$86	$29	$21	$1	$—	$51
___________________
(1)    Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, and other GAAP adjustments.

Insured Portfolio

Financial Guaranty Exposure

    The following tables present information in respect of the financial guaranty insured portfolio to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

The following table presents the financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation) along with each sector's average rating.

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2021		As of December 31, 2020
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$72,411	A-	$72,268	A-
Tax backed	35,259	A-	34,800	A-
Municipal utilities	25,268	A-	25,275	A-
Transportation	15,083	BBB+	15,179	BBB+
Healthcare	8,901	BBB+	8,691	BBB+
Infrastructure finance	6,342	A-	5,843	A-
Higher education	6,293	A-	6,127	A-
Housing revenue	1,142	BBB	1,149	BBB
Investor-owned utilities	642	A-	644	A-
Renewable energy	196	A-	204	A-
Other public finance-U.S.	1,404	A-	1,417	A-
Total public finance—U.S.	172,941	A-	171,597	A-
Non-U.S.:
Regulated utilities	19,074	BBB+	19,370	BBB+
Infrastructure finance	17,422	BBB	17,819	BBB
Sovereign and sub-sovereign	11,561	A+	11,682	A+
Renewable energy	2,581	A-	2,708	A-
Pooled infrastructure	1,461	AAA	1,449	AAA
Total public finance—non-U.S.	52,099	A-	53,028	A-
Total public finance	225,040	A-	224,625	A-
Structured finance:
U.S.:
RMBS	2,850	BBB-	2,990	BBB-
Life insurance transactions	2,561	AA-	2,581	AA-
Pooled corporate obligations	1,126	AA	1,193	AA
Financial products	781	AA-	820	AA-
Consumer receivables	722	A	768	A-
Other structured finance	638	A-	600	A-
Total structured finance—U.S.	8,678	A	8,952	A
Non-U.S.:
RMBS	348	A	357	A
Other structured finance	204	A+	219	A+
Total structured finance—non-U.S.	552	A	576	A
Total structured finance	9,230	A	9,528	A
Total net par outstanding	$234,270	A-	$234,153	A-

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of both March 31, 2021 and December 31, 2020 was $5.6 billion. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $90 million and $91 million as of March 31, 2021 and December 31, 2020, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of March 31, 2021, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico
By Company
As of March 31, 2021

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO (2)	$574	$185	$353	$—	$1,112	$1,150
PBA (2)	2	134	—	(2)	134	140
Subtotal - GO/PBA PSA	576	319	353	(2)	1,246	1,290
PRHTA (Transportation revenue) (2)	244	472	180	(79)	817	817
PRHTA (Highway revenue) (2)	399	63	31	—	493	493
PRCCDA	—	152	—	—	152	152
Subtotal - HTA/CCDA PSA	643	687	211	(79)	1,462	1,462
PREPA (2)	489	71	216	—	776	787
Subtotal Subject to a Support Agreement	1,708	1,077	780	(81)	3,484	3,539

Other Puerto Rico Exposures
MFA	151	23	49	—	223	232
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
PRASA and U of PR	—	2	—	—	2	2
Subtotal Other Puerto Rico Exposures	151	40	50	—	241	250

Total exposure to Puerto Rico	$1,859	$1,117	$830	$(81)	$3,725	$3,789
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

Amortization Schedule
of Net Par of Puerto Rico
As of March 31, 2021

	Scheduled Net Par Amortization
	2021 (2Q)	2021 (3Q)	2021 (4Q)	2022	2023	2024	2025	2026 - 2030	2031 - 2035	2036 - 2040	2041 - 2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO	$—	$16	$—	$37	$14	$73	$68	$268	$491	$145	$—	$1,112
PBA	—	12	—	—	7	—	6	54	38	17	—	134
Subtotal - GO/PBA PSA	—	28	—	37	21	73	74	322	529	162	—	1,246
PRHTA (Transportation revenue)	—	18	—	28	33	4	29	167	242	251	45	817
PRHTA (Highway revenue)	—	35	—	40	32	32	34	40	227	53	—	493
PRCCDA	—	—	—	—	—	—	—	19	104	29	—	152
Subtotal - HTA/CCDA PSA	—	53	—	68	65	36	63	226	573	333	45	1,462
PREPA	—	28	—	28	95	93	68	362	102	—	—	776
Subtotal Subject to a Support Agreement	—	109	—	133	181	202	205	910	1,204	495	45	3,484

Other Puerto Rico Exposures
MFA	—	43	—	43	23	19	18	77	—	—	—	223
PRIFA	—	—	—	—	2	—	—	—	—	10	4	16
PRASA and U of PR	—	—	—	—	—	1	—	—	1	—	—	2
Subtotal Other Puerto Rico Exposures	—	43	—	43	25	20	18	77	1	10	4	241

Total	$—	$152	$—	$176	$206	$222	$223	$987	$1,205	$505	$49	$3,725

Amortization Schedule
of Net Debt Service of Puerto Rico
As of March 31, 2021

	Scheduled Net Debt Service Amortization
	2021 (2Q)	2021 (3Q)	2021 (4Q)	2022	2023	2024	2025	2026 - 2030	2031 - 2035	2036 - 2040	2041 - 2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO	$—	$45	$—	$94	$70	$128	$119	$480	$623	$159	$—	$1,718
PBA	—	16	—	7	13	6	13	71	49	18	—	193
Subtotal - GO/PBA PSA	—	61	—	101	83	134	132	551	672	177	—	1,911
PRHTA (Transportation revenue)	—	40	—	69	73	42	67	334	367	300	47	1,339
PRHTA (Highway revenue)	—	48	—	64	54	53	53	122	277	55	—	726
PRCCDA	—	3	—	7	7	7	7	51	127	31	—	240
Subtotal - HTA/CCDA PSA	—	91	—	140	134	102	127	507	771	386	47	2,305
PREPA	3	43	3	62	128	122	91	427	110	—	—	989
Subtotal Subject to a Support Agreement	3	195	3	303	345	358	350	1,485	1,553	563	47	5,205

Other Puerto Rico Exposures
MFA	—	49	—	52	29	24	22	86	—	—	—	262
PRIFA	—	—	—	1	3	1	1	4	3	13	4	30
PRASA and U of PR	—	—	—	—	—	1	—	—	1	—	—	2
Subtotal Other Puerto Rico Exposures	—	49	—	53	32	26	23	90	4	13	4	294

Total	$3	$244	$3	$356	$377	$384	$373	$1,575	$1,557	$576	$51	$5,499

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 1.2% of the total net par outstanding, and BIG U.S. RMBS represent 19.2% of total BIG net par outstanding.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2021

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$15	$14	$—	$473	$31	$533
2005	35	168	20	203	94	520
2006	34	33	2	142	168	379
2007	—	270	21	863	226	1,380
2008	—	—	—	38	—	38
Total exposures	$84	$485	$43	$1,719	$519	$2,850

Exposures rated BIG	$51	$273	$20	$936	$162	$1,442

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities of the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and Guarantor and U.S. Holding Companies' Summarized Financial Information, below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of March 31, 2021	As of December 31, 2020
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	500	500
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38% (1)	2066	150	150
AGUS long-term debt subtotal			850	850
AGUS - intercompany loans from insurance subsidiaries
AGC/AGM/MAC	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00% (1)	2023	30	30
AGUS intercompany loans subtotal			280	280
Total AGUS			1,130	1,130
AGMH
67/8% Senior Notes	6.88%	2101	100	100
6.25% Senior Notes	6.25%	2102	230	230
5.6% Senior Notes	5.60%	2103	100	100
Junior Subordinated Debentures	1 Month LIBOR +2.215% (1)	2066	300	300
Total AGMH			730	730
AGMH's long-term debt purchased by AGUS			(154)	(154)
U.S. Holding Company debt			$1,706	$1,706

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

See the Company's 2020 Annual Report on Form 10-K, Part II. Item 8. Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities, for additional information.

Guarantor and U.S. Holding Companies' Summarized Financial Information

AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,130 million aggregate principal amount of senior notes issued by the U.S. Holding Companies, and the $450 million aggregate principal amount of junior subordinated debentures issued by the U.S. Holding Companies, and the AGC/AGM/MAC intercompany loans. The following tables include summarized financial information for AGL and the U.S. Holding Companies, excluding their investments in subsidiaries.

	As of March 31, 2021
	AGL	U.S. Holding Companies
	(in millions)
Assets
Investments and cash (1)	$90	$193
Receivables from affiliates (2)	30	—
Receivable from U.S. Holding Companies	—	—
Other assets	1	55

Liabilities
Long term debt	—	1,222
Loans payable to affiliate	—	280
Payable to affiliates (2)	15	9
Payable to AGL	—	—
Other liabilities	3	163
____________________
(1)    As of March 31, 2021 weighted average durations of AGL and U.S. Holding Companies' fixed-maturity securities (excluding AGUS' investment in AGMH's debt) were 5.2 years and 1.8 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	First Quarter 2021
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$—	$—

Expenses
Interest expense	—	23
Other expenses	8	1

Income (loss) before provision for income taxes	(8)	(24)
Equity in earnings of investees	—	—
Net income (loss)	(8)	(21)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Significant Cash Flow Items

	First Quarter 2021
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries	$—	$95
Interest paid (1)	—	(8)
Investments in subsidiaries	—	(15)
Dividends paid	(18)	—
Repurchases of common shares (2)	(77)	—
____________________
(1)    Includes $1 million and $7 million paid by AGUS and AGMH, respectively.
(2)    See Item 1, Financial Statements, Note 14, Shareholders' Equity, for additional information about share repurchases and authorizations.

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

For more information, see also Part II, Item 8. Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

    In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.7 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. Information regarding the Company's exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 1, Financial Statements, Note 3, Outstanding Exposure, Note 4, Expected Loss to be Paid (Recovered) and Item 2, Management Discussion and Analysis, Insured Portfolio.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $631 million as of March 31, 2021. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of March 31, 2021, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $76 million of CDS insured by the Company requires the Company to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of March 31, 2021, AGC did not have to post collateral to satisfy these requirements and the maximum posting requirement was $76 million.

Distributions From Insurance Subsidiaries

    The Company anticipates that for the next twelve months amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies' liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Insurance Company Regulatory Requirements, of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a complete discussion of the Company's dividend restrictions applicable to AGC, AGM, AG Re and AGRO.

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2021 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $275 million, none of which is estimated to be available for distribution in the second quarter of 2021.

•The maximum amount available during 2021 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $94 million, of which approximately $24 million is available for distribution in the second quarter of 2021.

•Based on the applicable law and regulations, in 2021 AG Re (a subsidiary of AGL) has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $257 million as of March 31, 2021. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $230 million as of March 31, 2021, and (ii) the amount of statutory surplus, which as of March 31, 2021 was $152 million.

•Based on the applicable law and regulations, in 2021 AGRO (an indirect subsidiary of AGRe) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $107 million as of March 31, 2021. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $402 million as of March 31, 2021, and (ii) the amount of Statutory surplus, which as of March 31, 2021 was $286 million.

Distributions From / Contributions To
Insurance Company Subsidiaries

	First Quarter
	2021	2020
	(in millions)
Dividends paid by AGC to AGUS	$13	$85
Dividends paid by AGM to AGMH	82	72
Contributions from AGM to AGE SA	—	(26)

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. See Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Assumed Reinsurance

Some of the Company’s insurance subsidiaries (Assuming Subsidiaries) assumed financial guaranty insurance from legacy third-party bond insurers. The agreements under which such Assuming Subsidiaries assumed such business are generally subject to termination at the option of the ceding company (a) if the Assuming Subsidiary fails to meet certain financial and regulatory criteria; (b) if the Assuming Subsidiary fails to maintain a specified minimum financial strength rating; or (c) upon certain changes of control of the Assuming Subsidiary. Upon termination due to one of the above events, the Assuming Subsidiary typically would be required to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves, calculated on a U.S. statutory basis, attributable to the assumed business (plus in certain cases, an additional required amount), after which the Assuming Subsidiary would be released from liability with respect to such business.
As of March 31, 2021, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $284 million, including $242 million by AGC and $42 million by AG Re.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities is one-month LIBOR plus 200 bps. LIBOR may be discontinued. See "— Executive Summary — Other Matters — LIBOR Sunset" above and the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Operational Risks in Part I, Item 1A, Risk Factors in AGL's Annual Report on Form 10-K for the year ended December 31, 2020.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

Changes in interest rates affect the value of the Company’s fixed-maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of high-quality, liquid instruments. Other invested assets includes interest in AssuredIM Funds, and other alternative investments. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 10, Fair Value Measurement and Note 8, Investments and Cash.

The disruption in the financial markets related to COVID-19 contributed to credit impairment losses on certain loss mitigation securities in First Quarter 2020, which were recognized in the condensed consolidated statements of operations.

Investment Portfolio
Carrying Value

	As of
	March 31, 2021	December 31, 2020
	(in millions)
Fixed-maturity securities:	$8,687	$8,773
Short-term investments	701	851
Other invested assets	211	214
Total	$9,599	$9,838

The Company’s fixed-maturity securities and short-term investments had a duration of 4.5 years and 4.3 years as of March 31, 2021 and December 31, 2020. Generally, the Company’s fixed-maturity securities are designated as available-for-sale. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 8, Investments and Cash.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of March 31, 2021

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$364	$371
Due after one year through five years	1,586	1,700
Due after five years through 10 years	1,938	1,989
Due after 10 years	3,487	3,723
Mortgage-backed securities:
RMBS	541	530
CMBS	351	374
Total	$8,267	$8,687

Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s investment portfolio as of March 31, 2021 and December 31, 2020. Ratings reflect the lower of Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

Distribution of
Fixed-Maturity Securities by Rating

	As of
Rating	March 31, 2021	December 31, 2020
AAA	15.2%	15.5%
AA	38.1	38.3
A	25.0	25.4
BBB	12.8	12.0
BIG (1)	8.2	8.1
Not rated	0.7	0.7
Total	100.0%	100.0%
____________________
(1)Includes primarily loss mitigation and other risk management assets. See Item I, Financial Statements, Note 8, Investments and Cash, for additional information.

Other Invested Assets

Other invested assets primarily consist of equity method investments, including investments in renewable and clean energy and private equity fund managed by a third party, and investments in AssuredIM Funds that are not consolidated. See Item. 1, Financial Statements, Note 9, Variable Interest Entities.

The Insurance segment accounts for AGAS’s percentage ownership of AssuredIM Funds as equity method investments with changes in NAV presented in the Insurance segment adjusted operating income. See Commitments below.

Fair Value of AGAS’s Interest
in AssuredIM Funds

	As of
	March 31, 2021	December 31, 2020
	(in millions)
AssuredIM Funds by strategy (1)
CLOs	$143	$100
Municipal bonds	106	105
Healthcare	71	97
Asset-based	48	43
Total	$368	$345
____________________
(1)Except for certain healthcare amounts of $71 million as of March 31, 2021 and $91 million as of December 31, 2020 that did not meet the criteria for consolidation, these amounts represent the carrying value (NAV) of AGAS's investments in the funds that are consolidated at the AGL reporting level because the Company is also the asset manager of these funds and is deemed the primary beneficiary.

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $257 million and $262 million as of March 31, 2021 and December 31, 2020, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,271 million and $1,511 million, based on fair value, as of March 31, 2021 and December 31, 2020, respectively.

Commitments

The Company agreed to purchase up to $125 million of limited partnership interests and other similar investments, of which $91 million was not yet funded as of March 31, 2021.

The Company is authorized to invest up to $750 million in AssuredIM Funds. As of March 31, 2021, the Insurance segment has total commitments to AssuredIM Funds of $587 million of which $335 million represents net invested capital and $252 million is undrawn .

AssuredIM

Sources and Uses of Funds

    AssuredIM's sources of liquidity are (1) net working capital, (2) cash from operations, including management and performance fees (which are unpredictable as to amount and timing), and (3) capital contributions from AGUS (in First Quarter 2021 and First Quarter 2020 $15 million and $30 million, respectively, had been contributed to supplement working capital). As of March 31, 2021, AssuredIM had $21 million in cash and short-term investments.

    AssuredIM's liquidity needs primarily include (1) paying operating expenses including compensation, (2) paying dividends or other distributions to AGUS, and (3) capital to support growth and expansion of the asset management business.

Leases

    The Company has entered into several lease agreements for office space in Bermuda, New York, San Francisco, London, Paris, and other locations with various lease terms.

During the fourth quarter of 2020, the Company entered into an agreement to sublease additional office in the building where its New York City headquarters is located, for approximately 52,000 square feet to relocate AssuredIM. This sublease with additional $32 million of future rental payments commenced in First Quarter 2021 and expires in 2032.

During the second quarter of 2021, the Company entered into a renewed lease agreement for its existing Bermuda office space. This lease, with an additional $2 million of future rental payments, commenced in the second quarter of 2021 and expires in April 2026.

Consolidated VIEs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidated VIEs; however, the Company's condensed consolidated financial statements reflect the financial position of Assured Guaranty as well as Assured Guaranty's consolidated VIEs. See Item. 1, Financial Statements, Note 9, Variable Interest Entities, for additional information. The primary sources and uses of cash at Assured Guaranty's consolidated VIEs are as follows:

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

Credit Facilities of CIVs

On December 23, 2020, BlueMountain CLO XXXI Ltd. (CLO XXXI), as borrower, entered into a credit facility pursuant to which CLO XXXI may borrow for purposes of purchasing loans during the CLO warehouse stage. Under the CLO XXXI credit facility, the principal amount may not exceed $360 million. The current available commitment is determined by an advance rate of 75% based on the amount of equity contributed to the warehouse. Based on the current advance rate and amount of equity contributed, the available commitment for CLO XXXI as of March 31, 2021 was $90 million. As of March 31, 2021 CLO XXXI has drawn down $68 million. The scheduled maturity date under the credit facility is December 22, 2021. The unpaid principal amounts will bear interest at a rate of 3-month LIBOR plus 130 bps. Accrued interest on all loans will be paid on the maturity date or the closing date of the CLO, whichever is earlier.

The CLO warehouse was in compliance with all financial covenants under its credit facility as of March 31, 2021.

As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under a BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) credit facility with counterparties dated August 26, 2020 by EUR 2021-1 and AssuredIM, respectively. During First Quarter 2021, EUR 2021-1 and AssuredIM repaid the borrowings under this credit facility.

Condensed Consolidated Cash Flows

    The condensed consolidated statements of cash flow include the cash flows of the Insurance and Asset Management subsidiaries and holding companies as well as the cash flows of the consolidated FG VIEs and CIVs.

Condensed Consolidated Cash Flow Summary

	First Quarter
	2021	2020
	(in millions)
Net cash flows provided by (used in) operating activities before effect of VIE consolidation	$(42)	$(97)
Effect of VIE consolidation (1)	(424)	(67)
Net cash flows provided by (used in) operating activities	(466)	(164)
Net cash flows provided by (used in) investing activities before effect of VIE consolidation	81	242
Effect of VIE consolidation (1)	44	147
Net cash flows provided by (used in) investing activities	125	389
Dividends paid	(18)	(20)
Repurchases of common shares	(77)	(116)
Repurchase of debt	—	(21)
Net cash flows provided by (used in) financing activities before effect of VIE consolidation	(12)	(11)
Effect of VIE consolidation (1)	496	(12)
Net cash flows provided by (used in) financing activities (2)	389	(180)
Effect of exchange rate changes	—	(7)
Cash and restricted cash at beginning of period	298	183
Total cash and restricted cash at the end of the period	$346	$221
____________________
(1)     VIE consolidation includes the effects of FG VIEs and CIVs.
(2)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating VIEs, was an outflow of $42 million in First Quarter 2021 and an outflow of $97 million in First Quarter 2020. The decrease in cash outflows during 2021 was primarily due to a $43 million increase in gross premiums received (net of commissions) and as well as lower payments for operating expenses. Cash flows from operations attributable to the effect of VIE consolidation was negative in 2021 and 2020 due to the inclusion of investing activities of CIVs, which included cash outflows for purchases of investments, offset by sales of investments.

    Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows during 2021 was mainly attributable to higher sales of securities in 2020 to fund higher share repurchases and claim payments.

Financing activities primarily consisted of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities. In First Quarter 2021 it also included issuances of CLOs, bank borrowings and repayment of warehouse financing debt.

From April 1 through May 6, 2021, the Company repurchased an additional 0.6 million of common shares. As of May 6, 2021, the Company was authorized to purchase $147 million of its common shares. For more information about the Company's share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders' Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, there were no material changes in the market risks that the Company is exposed to since December 31, 2020.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based on their evaluation as of March 31, 2021 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company's internal control over financial reporting during the First Quarter 2021 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and in Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. The LBIE trial was originally scheduled for March 9, 2020 in the Supreme Court before Justice Marcy Friedman (who has since retired), but it was postponed due to COVID-19. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and remove the action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. On March 22, 2021, the Bankruptcy Court denied the motion and remanded the action to the Supreme Court of the State of New York. On March 29, 2021, the action was reassigned to Justice Melissa A. Crane. Trial is expected to be scheduled for the fall of 2021. See Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies - Legal Proceedings contained in this Form 10-Q.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K and such Quarterly Report on Form 10-Q during the three months ended March 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31	739,538	$35.37	737,373	$226,045,854
February 1 - February 28	959,114	$38.90	669,078	$200,319,506
March 1 - March 31	580,284	$43.67	580,083	$174,984,415
Total	2,278,936	$38.97	1,986,534
____________________
(1)    After giving effect to repurchases since the beginning of 2013 through May 6, 2021, the Company has repurchased a total of 124.1 million common shares for approximately $3,767 million, excluding commissions, at an average price of $30.35 per share. The Board of Directors authorized, on November 2, 2020, an additional $250 million of share repurchases. As of May 6, 2021, the remaining authorization the Company was authorized to purchase was $147 million of its common shares, on a settlement basis.
(2)     Excludes commissions.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number
10.1	2021 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.2	2021 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.3	2021 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.4	2021 Form of Non-Executive Performance Retention Award under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.5	2021 Form of Non-Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive DataFile from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 7, 2021	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)