Form 10-Q
period 2021-06-30
ASSURED GUARANTY LTD
filed 2021-08-06
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021,
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
(441) 279-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:		Trading Symbol(s)	Name of exchange on which registered
Common Shares	$0.01 par value per share	AGO	New York Stock Exchange
Assured Guaranty Municipal Holdings Inc. 6.25% Notes due 2102 (and the related guarantee of Registrant)		AGO PRE	New York Stock Exchange
Assured Guaranty Municipal Holdings Inc. 5.60% Notes due 2103 (and the related guarantee of Registrant)		AGO PRF	New York Stock Exchange
Assured Guaranty US Holdings Inc. 5.000% Senior Notes due 2024 (and the related guarantee of Registrant)		AGO 24	New York Stock Exchange
Assured Guaranty US Holdings Inc. 3.150% Senior Notes due 2031 (and the related guarantee of Registrant)		AGO/31	New York Stock Exchange
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

The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 3, 2021 was 73,006,098 (includes 44,797 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (unaudited)

(dollars in millions except per share and share amounts)

	As of
	June 30, 2021	December 31, 2020
Assets
Investment portfolio:
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $8,266 and $8,204, net of allowance for credit loss of $39 and $78)	$8,819	$8,773
Short-term investments at fair value	1,087	851
Other invested assets (includes $115 and $106 measured at fair value)	237	214
Total investment portfolio	10,143	9,838
Cash	144	162
Premiums receivable, net of commissions payable	1,373	1,372
Deferred acquisition costs	126	119
Salvage and subrogation recoverable	986	991
Financial guaranty variable interest entities’ assets, at fair value	287	296
Assets of consolidated investment vehicles (includes $3,276 and $1,727 measured at fair value)	3,547	1,913
Goodwill and other intangible assets	181	203
Other assets (includes $131 and $145 measured at fair value)	439	440
Total assets	$17,226	$15,334
Liabilities
Unearned premium reserve	$3,704	$3,735
Loss and loss adjustment expense reserve	1,064	1,088
Long-term debt	1,720	1,224
Credit derivative liabilities, at fair value	157	103
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	296	316
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	24	17
Liabilities of consolidated investment vehicles (includes $2,526 and $1,299 measured at fair value)	3,109	1,590
Other liabilities	579	556
Total liabilities	10,653	8,629

Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (see Note 9)	21	21

Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 74,112,554 and 77,546,896 shares issued and outstanding)	1	1
Retained earnings	6,056	6,143
Accumulated other comprehensive income, net of tax of $84 and $89	445	498
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,503	6,643
Nonredeemable noncontrolling interests (see Note 9)	49	41
Total shareholders’ equity	6,552	6,684
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$17,226	$15,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (unaudited)

(dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Net earned premiums	$102	$121	$205	$224
Net investment income	68	78	138	158
Asset management fees	21	20	45	43
Net realized investment gains (losses)	4	4	1	(1)
Net change in fair value of credit derivatives	(33)	100	(52)	23
Fair value gains (losses) on committed capital securities	(6)	(25)	(25)	23
Fair value gains (losses) on consolidated investment vehicles	21	31	37	19
Foreign exchange gains (losses) on remeasurement	5	2	5	(60)
Commutation gain (losses)	—	38	—	38
Other income (loss)	14	3	19	1
Total revenues	196	372	373	468
Expenses
Loss and loss adjustment expenses	(16)	37	14	57
Interest expense	23	21	44	43
Amortization of deferred acquisition costs	4	4	7	7
Employee compensation and benefit expenses	54	46	114	110
Other operating expenses	40	42	97	87
Total expenses	105	150	276	304
Income (loss) before income taxes and equity in earnings of investees	91	222	97	164
Equity in earnings of investees	34	—	43	(4)
Income (loss) before income taxes	125	222	140	160
Less: Provision (benefit) for income taxes	23	34	23	30
Net income (loss)	102	188	117	130
Less: Noncontrolling interests	4	5	8	2
Net income (loss) attributable to Assured Guaranty Ltd.	$98	$183	$109	$128

Earnings per share:
Basic	$1.31	$2.11	$1.44	$1.43
Diluted	$1.29	$2.10	$1.42	$1.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$102	$188	$117	$130
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $10, $31, $(10) and $4	51	175	(68)	13
Investments with credit impairment, net of tax provision (benefit) of $6, $6, $5 and $(7)	24	25	18	(27)
Change in net unrealized gains (losses) on investments	75	200	(50)	(14)
Change in net unrealized gains (losses) on financial guaranty variable interest entities' liabilities with recourse, net of tax	(2)	(5)	(3)	5
Other, net of tax provision (benefit)	(1)	—	—	—
Other comprehensive income (loss)	72	195	(53)	(9)
Comprehensive income (loss)	174	383	64	121
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	5	8	2
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$170	$378	$56	$119

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(dollars in millions, except share data)

For the Three Months Ended June 30, 2021

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at March 31, 2021	75,935,382	$1	$6,055	$373	$1	$6,430	$42	$6,472
Net income	—	—	98	—	—	98	4	102
Dividends ($0.22 per share)	—	—	(17)	—	—	(17)	—	(17)
Contributions	—	—	—	—	—	—	6	6
Common shares repurchases	(1,887,531)	—	(88)	—	—	(88)	—	(88)
Share-based compensation	64,703	—	8	—	—	8	—	8
Distributions	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	72	—	72	—	72
Balance at June 30, 2021	74,112,554	$1	$6,056	$445	$1	$6,503	$49	$6,552

For the Three Months Ended June 30, 2020

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at March 31, 2020	89,983,322	$1	$6,100	$138	$1	$6,240	$25	$6,265
Net income	—	—	183	—	—	183	5	188
Dividends ($0.20 per share)	—	—	(17)	—	—	(17)	—	(17)
Reallocation of ownership interest	—	—	—	—	—	—	8	8
Contributions	—	—	—	—	—	—	23	23
Common shares repurchases	(5,956,422)	—	(164)	—	—	(164)	—	(164)
Share-based compensation	35,484	—	7	—	—	7	—	7
Distributions	—	—	—	—	—	—	(16)	(16)
Other comprehensive income	—	—	—	195	—	195	—	195
Balance at June 30, 2020	84,062,384	$1	$6,109	$333	$1	$6,444	$45	$6,489

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (unaudited) - (Continued)

(dollars in millions, except share data)

For the Six Months Ended June 30, 2021

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2020	77,546,896	$1	$6,143	$498	$1	$6,643	$41	$6,684
Net income	—	—	109	—	—	109	8	117
Dividends ($0.44 per share)	—	—	(34)	—	—	(34)	—	(34)
Contributions	—	—	—	—	—	—	9	9
Common shares repurchases	(3,874,065)	—	(165)	—	—	(165)	—	(165)
Share-based compensation	439,723	—	3	—	—	3	—	3
Distributions	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	(53)	—	(53)	—	(53)
Balance at June 30, 2021	74,112,554	$1	$6,056	$445	$1	$6,503	$49	$6,552

For the Six Months Ended June 30, 2020

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2019	93,274,987	$1	$6,295	$342	$1	$6,639	$6	$6,645
Net income	—	—	128	—	—	128	4	132
Dividends ($0.40 per share)	—	—	(36)	—	—	(36)	—	(36)
Reallocation of ownership interest	—	—	—	—	—	—	10	10
Contributions	—	—	—	—	—	—	41	41
Common shares repurchases	(9,585,832)	—	(280)	—	—	(280)	—	(280)
Share-based compensation	373,229	—	2	—	—	2	—	2
Distributions	—	—	—	—	—	—	(16)	(16)
Other comprehensive loss	—	—	—	(9)	—	(9)	—	(9)
Balance at June 30, 2020	84,062,384	$1	$6,109	$333	$1	$6,444	$45	$6,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited)

 (in millions)

	Six Months Ended June 30,
	2021	2020
Net cash flows provided by (used in) operating activities	$(949)	$(445)
Investing activities
Fixed-maturity securities:
Purchases	(788)	(627)
Sales	226	490
Maturities and paydowns	499	373
Short-term investments with maturities of over three months:
Purchases	—	(103)
Sales	—	4
Maturities and paydowns	30	60
Net sales (purchases) of short-term investments with original maturities of less than three months	(267)	487
Paydowns on financial guaranty variable interest entities’ assets	27	55
Purchases of other invested assets	(35)	(12)
Sales and return of capital of other invested assets	54	5
Other	(2)	1
Net cash flows provided by (used in) investing activities	(256)	733
Financing activities
Dividends paid	(35)	(37)
Repurchases of common shares	(165)	(280)
Net paydowns of financial guaranty variable interest entities’ liabilities	(23)	(52)
Issuance of long-term debt, net of issuance costs	495	—
Paydown of long-term debt	(1)	(22)
Other	6	(12)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	1,132	362
Repayment of collateralized loan obligations	(2)	—
Proceeds from issuance of warehouse financing debt	546	—
Repayment of warehouse financing debt	(750)	—
Contributions from noncontrolling interests to investment vehicles	8	66
Distributions to noncontrolling interests from investment vehicles	(8)	(16)
Net cash flows provided by (used in) financing activities	1,203	9
Effect of foreign exchange rate changes	—	(7)
Increase (decrease) in cash and restricted cash	(2)	290
Cash and restricted cash at beginning of period	298	183
Cash and restricted cash at end of period	$296	$473

(continued on next page)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (unaudited) - (Continued)

 (in millions)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information
Cash paid (received) during the period for:
Interest on long-term debt	$40	$41

	As of
	June 30, 2021	June 30, 2020
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:
Cash	$144	$293
Restricted cash (included in other assets)	4	5
Cash of consolidated investment vehicles (see Note 9)	148	175
Cash and restricted cash at end of period	$296	$473

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2021

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

These unaudited interim condensed consolidated financial statements are as of June 30, 2021 and cover the three-month period ended June 30, 2021 (Second Quarter 2021), the three-month period ended June 30, 2020 (Second Quarter 2020), the six-month period ended June 30, 2021 (Six Months 2021) and the six-month period ended June 30, 2020
(Six Months 2020). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year's presentation.

    The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC).

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

    The Company's principal asset management subsidiaries are:

•Assured Investment Management LLC;
•Assured Investment Management (London) LLP; and
•Assured Healthcare Partners LLC.

    Until April 1, 2021, Municipal Assurance Corp. (MAC) was also a principal insurance subsidiary domiciled in New York. On February 24, 2021, the Company received the last regulatory approval required to execute a multi-step transaction to merge MAC with and into AGM, with AGM as the surviving company. As a result, the Company wrote-off the $16 million carrying value of MAC's insurance licenses in the first quarter of 2021, which was recorded in other operating expenses in the Insurance segment.

AGM, AGC and, until its merger with AGM on April 1, 2021, MAC, (collectively, the U.S. Insurance Subsidiaries), jointly own an investment subsidiary, AG Asset Strategies LLC (AGAS), which invests in funds managed by AssuredIM (AssuredIM Funds).

The Company’s organizational structure includes various holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (collectively, the U.S. Holding Companies) - have public debt outstanding.

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

    This ASU does not affect the Company’s financial guaranty insurance contracts, but may affect its accounting for certain specialty (non-financial guaranty) insurance contracts. In November 2020, the FASB deferred the effective date of this ASU to January 1, 2023 with early adoption permitted. If early adoption is elected, there is transition relief allowing for the transition date to be either the beginning of the prior period presented or the beginning of the earliest period presented. If early adoption is not elected, the transition date is required to be the beginning of the earliest period presented. The Company is evaluating when it will adopt this ASU and does not expect this ASU to have a material effect on its consolidated financial statements.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies the scope of relief related to ASU 2020-04. This ASU became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022.

The Company has not yet applied the relief afforded by these standard amendments and is evaluating the effect that these ASUs will have on its consolidated financial statements.

2.    Segment Information

     The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company's chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of FG VIEs and those AssuredIM investment vehicles (primarily funds and CLOs) for which the Company is deemed to be the primary beneficiary (CIVs). See Note 9, Variable Interest Entities.

The Insurance segment primarily consists of the Company's insurance subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. In the case of FG VIEs, the Insurance segment includes premiums and losses of the financial guaranty insurance policies associated with the FG VIEs' debt. In the case of CIVs, the Insurance segment includes the insurance subsidiaries' share of earnings from its investments in AssuredIM Funds.

    The Asset Management segment consists of AssuredIM, which provides asset management services to third party investors as well as to the U.S. Insurance Subsidiaries and AGAS. The Asset Management segment includes asset management fees attributable to CIVs and inter-segment asset management fees earned from the U.S. Insurance Subsidiaries. The Asset Management segment presents fund expenses and reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations, reimbursable expenses are shown as a component of asset management fees.

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

The following tables present the Company's operations by operating segment.

Segment Information

	Second Quarter 2021
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$180	$19	$—	$31	$230
Intersegment revenues	2	2	—	(4)	—
Total revenues	182	21	—	27	230
Total expenses	47	24	36	4	111
Income (loss) before income taxes and equity in earnings of investees	135	(3)	(36)	23	119
Equity in earnings of investees	48	—	—	(14)	34
Adjusted operating income (loss) before income taxes	183	(3)	(36)	9	153
Less: Provision (benefit) for income taxes	31	(1)	(2)	1	29
Noncontrolling interests	—	—	—	4	4
Adjusted operating income (loss)	$152	$(2)	$(34)	$4	$120

	Second Quarter 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$244	$12	$—	$38	$294
Intersegment revenues	2	1	—	(3)	—
Total revenues	246	13	—	35	294
Total expenses	90	24	32	4	150
Income (loss) before income taxes and equity in earnings of investees	156	(11)	(32)	31	144
Equity in earnings of investees	26	—	—	(26)	—
Adjusted operating income (loss) before income taxes	182	(11)	(32)	5	144
Less: Provision (benefit) for income taxes	28	(2)	(6)	—	20
Noncontrolling interests	—	—	—	5	5
Adjusted operating income (loss)	$154	$(9)	$(26)	$—	$119

	Six Months Ended June 30, 2021
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$357	$37	$—	$56	$450
Intersegment revenues	4	4	—	(8)	—
Total revenues	361	41	—	48	450
Total expenses	153	53	68	11	285
Income (loss) before income taxes and equity in earnings of investees	208	(12)	(68)	37	165
Equity in earnings of investees	67	—	—	(24)	43
Adjusted operating income (loss) before income taxes	275	(12)	(68)	13	208
Less: Provision (benefit) for income taxes	44	(3)	(5)	1	37
Noncontrolling interests	—	—	—	8	8
Adjusted operating income (loss)	$231	$(9)	$(63)	$4	$163

	Six Months Ended June 30, 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$437	$28	$(4)	$23	$484
Intersegment revenues	5	2	—	(7)	—
Total revenues	442	30	(4)	16	484
Total expenses	174	52	67	3	296
Income (loss) before income taxes and equity in earnings of investees	268	(22)	(71)	13	188
Equity in earnings of investees	17	—	(5)	(16)	(4)
Adjusted operating income (loss) before income taxes	285	(22)	(76)	(3)	184
Less: Provision (benefit) for income taxes	46	(4)	(11)	(1)	30
Noncontrolling interests	—	—	—	2	2
Adjusted operating income (loss)	$239	$(18)	$(65)	$(4)	$152

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to AGL	$98	$183	$109	$128
Less pre-tax adjustments:
Realized gains (losses) on investments	4	4	1	(1)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(31)	97	(50)	9
Fair value gains (losses) on CCS	(6)	(25)	(25)	23
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	5	2	6	(55)
Total pre-tax adjustments	(28)	78	(68)	(24)
Less tax effect on pre-tax adjustments	6	(14)	14	—
Adjusted operating income (loss)	$120	$119	$163	$152
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

The Company seeks to limit its exposure to losses by underwriting obligations that it views to be investment grade at inception, although on occasion it may underwrite new issuances that it views to be below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on a portfolio of insurance or reassuming a portfolio of reinsurance it had previously ceded; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, typically requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

     Public finance obligations insured by the Company primarily consist of general obligation bonds supported by the taxing powers of U.S. state or municipal governmental authorities, as well as tax-supported bonds, revenue bonds and other obligations supported by covenants from state or municipal governmental authorities or other municipal obligors to impose and collect fees and charges for public services or specific infrastructure projects. The Company includes within public finance obligations those obligations backed by the cash flow from leases or other revenues from projects serving substantial public purposes, including utilities, toll roads, healthcare facilities and government office buildings. The Company also includes within public finance obligations similar obligations issued by territorial and non-U.S. sovereign and sub-sovereign issuers and governmental authorities.

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

Surveillance Categories

The Company segregates its insured portfolio into investment grade and BIG surveillance categories to facilitate the appropriate allocation of resources to monitoring and loss mitigation efforts and to aid in establishing the appropriate cycle for periodic review of each exposure. BIG exposures include all exposures with internal credit ratings below BBB-.

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

The Company classifies those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as being the higher of 'AA' or their current internal rating. Unless otherwise noted, ratings disclosed herein on the Company's insured portfolio reflect its internal ratings.

The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s credit quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter, although the Company may also review a rating in response to developments impacting a credit when a ratings review is not scheduled. For assumed exposures, the Company may use the ceding company’s credit ratings of transactions where it is impractical for it to assign its own rating.

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

From shortly after the pandemic reached the U.S. through early 2021 the Company's surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. Given significant federal funding in 2021 and the performance it observed, the Company's surveillance department has reduced these supplemental procedures, but is still monitoring those sectors it identified as most at risk for any developments related to COVID-19 that may impact the ability of issuers to make upcoming debt service payments. The Company's internal ratings and loss projections reflect its supplemental COVID-19 surveillance activity. Through August 5, 2021, the Company has paid only relatively small first-time insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company currently projects nearly full reimbursement of these relatively small claims.

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

    The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, and instead includes such amounts in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of June 30, 2021 and December 31, 2020, the Company excluded from net par $1.3 billion and $1.4 billion, respectively, attributable to loss mitigation securities.

    Gross debt service outstanding represents the sum of all estimated future debt service payments on the insured obligations, on an undiscounted basis. Net debt service outstanding equals gross debt service outstanding net of any reinsurance. Future debt service payments include the impact of any consumer price index inflator after the reporting date, as well as, in the case of accreting (zero-coupon) obligations, accretion after the reporting date.

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

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of		As of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Public finance	$355,699	$356,078	$355,279	$355,649
Structured finance	10,069	10,614	10,038	10,584
Total financial guaranty	$365,768	$366,692	$365,317	$366,233

Financial Guaranty Portfolio
by Internal Rating
As of June 30, 2021

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$309	0.2%	$2,563	4.9%	$1,010	11.8%	$174	32.5%	$4,056	1.7%
AA	17,490	10.1	4,640	8.9	4,313	50.3	10	1.9	26,453	11.3
A	92,063	53.0	10,423	20.1	1,043	12.2	138	25.8	103,667	44.2
BBB	58,181	33.5	33,828	65.1	689	8.0	213	39.8	92,911	39.5
BIG	5,624	3.2	512	1.0	1,513	17.7	—	—	7,649	3.3
Total net par outstanding	$173,667	100.0%	$51,966	100.0%	$8,568	100.0%	$535	100.0%	$234,736	100.0%

Financial Guaranty Portfolio
by Internal Rating
As of December 31, 2020

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$340	0.2%	$2,617	4.9%	$1,146	12.8%	$152	26.4%	$4,255	1.8%
AA	16,742	9.7	4,690	8.8	4,324	48.3	35	6.0	25,791	11.0
A	90,914	53.0	11,646	22.0	1,006	11.3	137	23.8	103,703	44.3
BBB	58,162	33.9	33,180	62.6	835	9.3	252	43.8	92,429	39.5
BIG	5,439	3.2	895	1.7	1,641	18.3	—	—	7,975	3.4
Total net par outstanding	$171,597	100.0%	$53,028	100.0%	$8,952	100.0%	$576	100.0%	$234,153	100.0%

    In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $1,437 million of public finance gross par and $777 million of structured finance gross par as of June 30, 2021. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2021

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,901	$119	$3,604	$5,624	$173,667
Non-U.S. public finance	465	—	47	512	51,966
Public finance	2,366	119	3,651	6,136	225,633
Structured finance:
U.S. RMBS	124	23	1,237	1,384	2,715
Other structured finance	3	47	79	129	6,388
Structured finance	127	70	1,316	1,513	9,103
Total	$2,493	$189	$4,967	$7,649	$234,736

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2020

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,777	$57	$3,605	$5,439	$171,597
Non-U.S. public finance	846	—	49	895	53,028
Public finance	2,623	57	3,654	6,334	224,625
Structured finance:
U.S. RMBS	200	26	1,254	1,480	2,990
Other structured finance	28	51	82	161	6,538
Structured finance	228	77	1,336	1,641	9,528
Total	$2,851	$134	$4,990	$7,975	$234,153

Financial Guaranty Portfolio
BIG Net Par Outstanding
and Number of Risks
As of June 30, 2021

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,437	$56	$2,493	118	3	121
Category 2	185	4	189	17	1	18
Category 3	4,919	48	4,967	124	8	132
Total BIG	$7,541	$108	$7,649	259	12	271

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

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of June 30, 2021, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

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

    On February 22, 2021, AGM and AGC entered into a revised Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) plan support agreement (PSA) (GO/PBA PSA) with certain other stakeholders, the Commonwealth, and the FOMB. Then, on May 5, 2021, AGM and AGC entered into a PSA (HTA/CCDA PSA) with certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Convention Center District Authority (PRCCDA). More recently, on July 28, 2021, AGC joined the PSA (PRIFA

PSA) signed on July 27, 2021 by certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Infrastructure Financing Authority (PRIFA). Previously, on May 3, 2019, AGM and AGC entered into a restructuring support agreement (PREPA RSA; together with the GO/PBA PSA, HTA/CCDA PSA, and PRIFA PSA, the Support Agreements) with the Puerto Rico Electric Power Authority (PREPA) and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and FOMB, that is intended to, among other things, provide a framework for the consensual resolution of the treatment of the Company’s insured PREPA revenue bonds.

With AGM and AGC agreeing to the HTA/CCDA PSA, GO/PBA PSA, and PRIFA PSA, $3,500 million, or 94% of the Company’s insured net par outstanding of Puerto Rico exposures, is covered by a Support Agreement. Each Support Agreement includes a number of conditions and the related debtor’s plan of adjustment must be approved by the Title III court, so there can be no assurance that the consensual resolutions embodied in the Support Agreements will be achieved in their current form, or at all. Even if the consensual resolutions embodied in the Support Agreements are approved and documented as contemplated, they may be subject to further legal challenge or the parties to the legal documents may not live up to their obligations. Both economic and political developments, including those related to the COVID-19 pandemic, may impact implementation of the consensual resolutions contemplated by the Support Agreements and the amount the Company realizes under the Support Agreements and related debtors’ plans of adjustment, as well as the performance or resolution of the Puerto Rico exposures not subject to a Support Agreement. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company's results of operations and shareholders' equity.

Support Agreements

    GO/PBA PSA. As of June 30, 2021, the Company had $1,246 million of insured net par outstanding that is now covered by the GO/PBA PSA: $1,112 million insured net par outstanding of GOs and $134 million insured net par outstanding of PBA bonds. The GO bonds are supported by the good faith, credit and taxing power of the Commonwealth, while the PBA bonds are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. The Commonwealth and the PBA defaulted on their debt service payments due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The FOMB has filed a petition under Title III of PROMESA with respect to both the Commonwealth and the PBA.

    On February 22, 2021, the FOMB entered into the GO/PBA PSA with certain GO and PBA bondholders and insurers (including AGM and AGC) representing approximately $11.7 billion, or approximately 62% of the aggregate amount of general obligation and PBA bond claims. In general, the GO/PBA PSA provides for lower Commonwealth debt service payments per annum and provides for the distribution to creditors of new recovery bonds, cash, and additional consideration in the form of a contingent value instrument (CVI). This CVI is intended to provide creditors with additional returns tied to outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The GO/PBA PSA provides for different recoveries based on the bonds’ vintage issuance date, with GO and PBA bonds issued before 2011 (Vintage) receiving higher recoveries than GO and PBA bonds issued in 2011 and thereafter (except that, for purposes of the GO PSA, Series 2011A GO bonds would be treated as Vintage bonds).
    On July 27, 2021, the FOMB filed with the Title III court a Sixth Amended Title III Joint Plan of Adjustment of the Commonwealth (Amended POA) that seeks to restructure approximately $35 billion of debt (including the GO bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations consistent with the terms of the settlements embodied in the GO/PBA PSA and the HTA/CCDA PSA. On July 29, 2021, the Title III court approved the form of disclosure statement for the Amended POA. The Title III court has indicated that voting on the Amended POA will occur by early October 2021 and that a confirmation hearing on the Amended POA will occur in early November 2021.

HTA/CCDA PSA. As of June 30, 2021, the Company had $1,462 million of insured net par outstanding that is now covered by the HTA/CCDA PSA: $817 million insured net par outstanding of PRHTA (transportation revenue) bonds; $493 million insured net par outstanding of PRHTA (highway revenue) bonds; and $152 million insured net par outstanding of PRCCDA bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on up to $120 million annually of taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The PRCCDA bonds are secured by certain hotel tax revenues. The PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The FOMB has filed a petition under Title III of PROMESA with respect to PRHTA. The PRCCDA defaulted on a portion of its July 1, 2017 debt service payments, and the Company has been making claim payments on these bonds since that date.

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

    On May 27, 2021 the FOMB certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan will need to be further revised to be consistent with the HTA/CCDA PSA.

PREPA RSA. As of June 30, 2021, the Company had $776 million insured net par outstanding of PREPA obligations subject to the PREPA RSA. The PREPA obligations are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the FOMB commenced proceedings for PREPA under Title III of PROMESA.

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

    On May 27, 2021, the FOMB certified a revised fiscal plan for PREPA. The revised certified PREPA fiscal plan will need to be further revised to be consistent with the PREPA RSA.

PRIFA PSA. As of June 30, 2021, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. The Company has been making claim payments on the PRIFA bonds since January 2016.

The PRIFA PSA provides for payments to AGC consisting of (i) cash, (ii) CVI, and (iii) a contingent value instrument based on potential outperformance of Puerto Rico’s general fund rum tax collections relative to projections in the 2021 certified fiscal plan (Rum Tax CVI). Under the PRIFA PSA, bondholders and bond insurers of PRIFA will receive, in the aggregate, $204 million in cash, the CVI, and the Rum Tax CVI.

Other Puerto Rico Exposures

MFA. As of June 30, 2021, the Company had $223 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. The MFA bond accounts contained sufficient funds to make the MFA bond payments due through the date of this filing that were guaranteed by the Company, and those payments were made in full.

    U of PR. As of June 30, 2021, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

PRASA. In the fourth quarter of 2020, $372 million of PRASA obligations insured by the Company were refunded, reducing the Company's exposure to such bonds. As of June 30, 2021, the Company had $1 million of insured net par outstanding of PRASA obligations. The Company's insured PRASA obligations are secured by a lien on the gross revenues of the water and sewer system. As of the date of this filing, all debt service payments on PRASA bonds insured by the Company have been made.

Puerto Rico Litigation

    The Company has disagreed with a number of the actions taken by the Commonwealth, the FOMB and others with respect to obligations the Company insures, and has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to these matters. In addition, the Commonwealth, the FOMB and others have taken legal action naming the Company as party.

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

The Company expects that the issues that remain relevant that were raised in several of the stayed proceedings commenced by the Company or the FOMB, either prior to or following the filing of petitions under Title III of PROMESA, will be addressed either in other subsequently filed adversary proceedings described below or in the proceedings to confirm the plans of adjustment for the Commonwealth, PRHTA or other instrumentalities of the Commonwealth. Issues that the Company believes remain relevant from these earlier proceedings include (i) whether the clawback of certain excise taxes and revenues pledged to secure payment of bonds issued by PRHTA, PRCCDA and PRIFA should be invalidated, (ii) whether administrative rent claims of the PBA against the Commonwealth should be disallowed, (iii) whether certain later vintage Commonwealth general obligation bonds should be invalidated as having been issued in violation of the Puerto Rico constitutional debt limit, (iv) whether Commonwealth general obligation bonds are secured by consensual or statutory liens, and (v) the validity, enforceability and extent of security interests in PRHTA revenues securing PRHTA bonds. One of the stayed proceedings concerns a PREPA RSA entered in 2015 that is no longer relevant in light of the PREPA RSA entered into by the FOMB, the Company and other parties in 2019. For so long as the Company is a party to the Support Agreements, its participation as an adverse party to the FOMB in any PROMESA litigation is to be stayed, with the Company supporting the positions of the FOMB in seeking confirmation of the Commonwealth, PRCCDA and PRHTA plans of adjustment and the approval of the PREPA RSA so long as those plans of adjustment and the PREPA RSA conform to the respective requirements of the Support Agreements.

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

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the FOMB lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth's and the FOMB's motion to stay this adversary proceeding pending a decision by the United States Court of Appeals for the First Circuit (First Circuit) in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order. Judge Swain had postponed certain deadlines and hearings, including those related to the plan of adjustment, indefinitely as a result of the COVID-19 pandemic. Pursuant to the court's order, the FOMB filed an updated status report on September 9, 2020, as well as a subsequent update on October 25, 2020, regarding the effects of the pandemic on the Commonwealth. Subsequently, the court ordered the FOMB to file a further updated report by December 8, 2020 and, no later than February 10, 2021, an amended Commonwealth disclosure statement and plan of adjustment or, at a minimum, a term sheet outlining such amendments necessitated by the COVID-19 pandemic. On

February 10, 2021, the FOMB filed a motion to extend the deadline to March 8, 2021 given a recent preliminary agreement with creditors. On March 8, 2021, the FOMB filed a disclosure statement and a second amended Commonwealth plan of adjustment intended to implement a PSA dated as of February 22, 2021, to which AGM and AGC had given their support conditioned on the PSA becoming part of a consensually negotiated and comprehensive solution that would include PRHTA and PRCCDA. On May 5, 2021, the FOMB announced the execution of the PSA that includes PRHTA and PRCCDA. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers filed in Federal District Court for Puerto Rico a motion (amending and superseding a motion filed by AGM and AGC on August 23, 2019) for relief from the automatic stay imposed pursuant to Title III of PROMESA to permit AGM and AGC and the other moving parties to enforce in another forum the application of the revenues securing the PRHTA bonds (the PRHTA Revenues) or, in the alternative, for adequate protection for their property interests in PRHTA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. Pursuant to orders issued on July 2, 2020 and September 9, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to liens or other property interests in PRHTA Revenues that have not been deposited in the related bond resolution funds. On September 23, 2020, AGM and AGC filed a notice of appeal of this denial and the underlying determinations to the First Circuit, which held oral arguments on February 4, 2021. On March 3, 2021, the First Circuit issued an opinion, finding that the Federal District Court for Puerto Rico had not abused its discretion in denying lift stay relief. The First Circuit did not rule on whether movants had a property interest, noting that issue was actively being adjudicated before the Federal District Court for Puerto Rico, which will eventually decide on a final basis, and on a more developed record, whether the insurers have a property interest. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

    On January 16, 2020, the FOMB brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA bonds, objecting to the bond insurers claims in the Commonwealth Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or property interests with respect to PRHTA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

    On January 16, 2020, the FOMB, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and other insurers of PRHTA bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRHTA Revenues. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRIFA Rum Tax Bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRIFA Bonds (the PRIFA Revenues), seeking an order lifting the automatic stay so that AGM and AGC and the other moving parties can enforce rights respecting the PRIFA Revenues in another forum or, in the alternative, that the Commonwealth must provide adequate protection for such parties’ lien on the PRIFA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. Pursuant to orders issued on July 2, 2020 and September 9, 2020, Judge Swain denied the motion to the extent it sought stay relief or adequate protection with respect to PRIFA Revenues that have not been deposited in the related sinking fund. On September 23, 2020, AGM and AGC filed a notice of appeal of this denial and the underlying determinations to the First Circuit, which held oral arguments on February 4, 2021. On March 3, 2021, the First Circuit issued an opinion, finding that the Federal District Court for Puerto Rico had not abused its discretion in denying lift stay relief. The First Circuit did not rule on whether movants had a property interest, noting that issue was actively being adjudicated before the Federal District Court for Puerto Rico, which will eventually decide on a final basis, and on a more developed record, whether the insurers have a property interest. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC. On July 27, 2021, certain other monoline insurers entered into the PRIFA PSA, and on July 28, 2021, AGC executed a joinder to the PRIFA PSA.

On January 16, 2020, the FOMB brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRIFA bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or ownership interests with respect to PRIFA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC. On July 27, 2021, certain other monoline insurers entered into a PRIFA Related Plan Support Agreement, and on July 28, 2021, AGC executed a joinder to the PRIFA Related Support Agreement.

    On January 16, 2020, AGM and AGC along with certain other monoline insurers and the trustee for the PRCCDA bonds filed in Federal District Court for Puerto Rico a motion concerning application of the automatic stay to the revenues securing the PRCCDA bonds (the PRCCDA Revenues), seeking an order that an action to enforce rights respecting the PRCCDA Revenues in another forum is not subject to the automatic stay associated with the Commonwealth’s Title III proceeding or, in the alternative, if the court finds that the stay is applicable, lifting the automatic stay so that AGM, AGC and the other moving parties can enforce such rights in another forum or, in the further alternative, if the court finds the automatic stay applicable and does not lift it, that the Commonwealth must provide adequate protection for such parties’ lien on the PRCCDA Revenues. A preliminary hearing on the motion occurred on June 4, 2020. On July 2, 2020, Judge Swain held that a proposed enforcement action by AGM, AGC and other moving parties in another court would be subject to the automatic stay, that such parties have a colorable claim to a security interest in funds deposited in the “Transfer Account” and have shown a reasonable likelihood that a certain account held by Scotiabank is the Transfer Account, but denied the motion to the extent it sought stay relief or adequate protection with respect to PRCCDA Revenues that have not been deposited in the Transfer Account. Pursuant to a memorandum issued on September 9, 2020, Judge Swain held that the final hearing with respect to the Transfer Account shall be deemed to have occurred when the court issues its final decisions in the PRCCDA Adversary Proceeding concerning the identity of the Transfer Account and the parties' respective rights in the alleged Transfer Account monies. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

    On January 16, 2020, the FOMB brought an adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRCCDA bonds, objecting to the bond insurers claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRCCDA Revenues. Motions for partial summary judgment were filed on April 28, 2020, and a hearing was held on September 23, 2020. On January 20, 2021, Judge Swain ordered that certain discovery identified by the insurers was appropriate prior to a determination on the partial summary judgment motion. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

On June 26, 2021, the GDB Debt Recovery Authority, through its servicer and collateral monitor and as a holder of PRHTA subordinated debt, brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and others challenging the resolution of the PRHTA priority issues set forth in the HTA/CCDA PSA. A response to the complaint is due August 27, 2021.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
(in millions)
Exposure to Puerto Rico	$3,789	$3,789	$5,578	$5,674

Puerto Rico
Net Par Outstanding

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO (1)	$1,112	$1,112
PBA (1)	134	134
Subtotal - GO/PBA PSA	1,246	1,246
PRHTA (Transportation revenue) (1)	817	817
PRHTA (Highway revenue) (1)	493	493
PRCCDA	152	152
Subtotal - HTA/CCDA PSA	1,462	1,462
PREPA (1)	776	776
PRIFA	16	16
Subtotal Subject to a Support Agreement	3,500	3,500

Other Puerto Rico Exposures
MFA	223	223
PRASA and U of PR	2	2
Subtotal Other Puerto Rico Exposures	225	225

Total net exposure to Puerto Rico	$3,725	$3,725
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

Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of June 30, 2021

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2021 (July 1 - September 30)	$152	$244
2021 (October 1 - December 31)	—	3
Subtotal 2021	152	247
2022	176	356
2023	206	378
2024	222	384
2025	223	373
2026-2030	987	1,575
2031-2035	1,205	1,557
2036-2040	505	576
2041-2042	49	51
Total	$3,725	$5,497

Exposure to the U.S. Virgin Islands

    As of June 30, 2021, the Company had $478 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $474 million BIG (up from $215 million BIG last quarter). The BIG USVI net par consisted of (a) bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum, (b) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (c) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

    In 2017, Hurricane Irma caused significant damage in St. John and St. Thomas, while Hurricane Maria made landfall on St. Croix as a Category 4 hurricane on the Saffir-Simpson scale, causing loss of life and substantial damage to St. Croix’s businesses and infrastructure, including the power grid. More recently, the COVID-19 pandemic and evolving governmental and private responses to the pandemic have been impacting the USVI economy, especially the tourism sector. The USVI is benefiting from the federal response to the 2017 hurricanes and COVID-19 and has made its debt service payments to date, but is experiencing fiscal pressure.

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. As of June 30, 2021 and December 31, 2020, $5 million and $13 million, respectively, of aircraft residual value insurance exposure was rated BIG.

Specialty Insurance and Reinsurance
Exposure

	Gross Exposure		Net Exposure
	As of		As of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)
Life insurance transactions (1)	$1,211	$1,121	$816	$720
Aircraft residual value insurance policies	355	363	200	208
Total	$1,566	$1,484	$1,016	$928
____________________
(1)    The life insurance transactions net exposure is projected to increase to approximately $1.1 billion by June 30, 2027.

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

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts under all accounting models (insurance, derivative and FG VIE). The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 2.14% with a weighted average of 0.73% as of June 30, 2021 and 0.00% to 1.72% with a weighted average of 0.60% as of December 31, 2020. Expected losses to be paid for transactions denominated in currencies other than the U.S. dollar represented approximately 4.7% and 6.8% of the total as of June 30, 2021 and December 31, 2020, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$472	$660	$529	$737
Economic loss development (benefit) due to:
Accretion of discount	2	2	3	6
Changes in discount rates	15	1	(33)	32
Changes in timing and assumptions	(37)	31	23	(7)
Total economic loss development (benefit)	(20)	34	(7)	31
Net (paid) recovered losses	14	41	(56)	(33)
Net expected loss to be paid (recovered), end of period	$466	$735	$466	$735

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2021
	Net Expected Loss to be Paid (Recovered) as of March 31, 2021	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2021
	(in millions)
Public finance:
U.S. public finance	$228	$1	$(8)	$221
Non-U.S. public finance	24	(1)	(1)	22
Public finance	252	—	(9)	243
Structured finance:
U.S. RMBS	181	(28)	25	178
Other structured finance	39	8	(2)	45
Structured finance	220	(20)	23	223
Total	$472	$(20)	$14	$466

	Second Quarter 2020
	Net Expected Loss to be Paid (Recovered) as of March 31, 2020	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2020
	(in millions)
Public finance:
U.S. public finance	$493	$30	$20	$543
Non-U.S. public finance	26	2	1	29
Public finance	519	32	21	572
Structured finance:
U.S. RMBS	104	1	23	128
Other structured finance	37	1	(3)	35
Structured finance	141	2	20	163
Total	$660	$34	$41	$735

	Six Months 2021
	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$16	$(100)	$221
Non-U.S. public finance	36	(13)	(1)	22
Public finance	341	3	(101)	243
Structured finance:
U.S. RMBS	148	(17)	47	178
Other structured finance	40	7	(2)	45
Structured finance	188	(10)	45	223
Total	$529	$(7)	$(56)	$466

	Six Months 2020
	Net Expected Loss to be Paid (Recovered) as of December 31, 2019	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$86	$(74)	$543
Non-U.S. public finance	23	5	1	29
Public finance	554	91	(73)	572
Structured finance:
U.S. RMBS	146	(62)	44	128
Other structured finance	37	2	(4)	35
Structured finance	183	(60)	40	163
Total	$737	$31	$(33)	$735
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets.

The tables above include (1) LAE paid of $6 million for both Second Quarter 2021 and 2020, and $10 million and $9 million for Six Months 2021 and 2020, respectively, and (2) expected LAE to be paid of $27 million as of June 30, 2021 and $23 million as of December 31, 2020.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
	June 30, 2021	December 31, 2020	2021	2020	2021	2020
	(in millions)
Insurance (see Notes 5 and 7)	$406	$471	(25)	32	$(9)	$31
FG VIEs (see Note 9)	52	59	(1)	1	(7)	7
Credit derivatives (see Note 6)	8	(1)	6	1	9	(7)
Total	$466	$529	$(20)	$34	$(7)	$31

Selected U.S. Public Finance Transactions
    The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of June 30, 2021, all of which was BIG. For additional information regarding the Company's Puerto Rico exposure, see "Exposure to Puerto Rico" in Note 3, Outstanding Exposure.

    On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of June 30, 2021, the Company’s net par subject to the plan consisted of $104 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth, which will likely be impacted by COVID-19.

    The Company projects its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2021, including those mentioned above, to be $221 million, compared with a net expected loss of $305 million as of December 31, 2020. The Company’s net expected losses incorporate management’s probability weighted estimates of all possible scenarios.

    The economic loss development for U.S. public finance transactions was $1 million during Second Quarter 2021 and was primarily attributable to deterioration in a student housing transaction and changes in discount rates, which were partially offset by improvement in certain Puerto Rico exposures. The economic loss development was $16 million during Six Months 2021, and was primarily attributable to Puerto Rico exposures and deterioration in a student housing transaction, which were partially offset by changes in discount rates and improved cash flows for a certain transaction. The changes attributable to the Company’s Puerto Rico exposures reflects adjustments the Company made to the assumptions it uses in its scenarios based on the public information as discussed under "Exposure to Puerto Rico" in Note 3, Outstanding Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non - U.S. Public Finance Transactions

    Expected loss to be paid for non-U.S. public finance transactions was $22 million as of June 30, 2021, compared with $36 million as of December 31, 2020, primarily consisting of: (i) an obligation backed by the availability and toll revenues of a major arterial road, which has been underperforming due to higher costs compared with expectations at underwriting, and (ii) an obligation for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction. The economic benefit for non-U.S. public finance transactions, including those mentioned above, was approximately $1 million during Second Quarter 2021. The economic benefit was $13 million during Six Months 2021, and was due to the restructuring of certain exposures and the impact of higher Euribor.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
First lien U.S. RMBS	$(14)	$4	$11	$(55)
Second lien U.S. RMBS	(14)	(3)	(28)	(7)

First Lien U.S. RMBS Loss Projections: Alt-A First Lien, Option ARM, Subprime and Prime

     The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are or in the past twelve months have been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss projections in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third-party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews the most recent 12 months of this data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing categories.

First Lien Liquidation Rates

	As of
	June 30, 2021	March 31, 2021	December 31, 2020
Delinquent/Modified in the Previous 12 Months
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	35	35
Option ARM	35	35	35
Subprime	30	30	30
60 – 89 Days Delinquent
Alt-A and Prime	40	40	40
Option ARM	45	45	45
Subprime	40	40	40
90+ Days Delinquent
Alt-A and Prime	55	55	55
Option ARM	60	60	60
Subprime	45	45	45
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	60	60	60
Option ARM	65	65	65
Subprime	55	55	55
Real Estate Owned
All	100	100	100

    Towards the end of the first quarter of 2020, lenders began offering mortgage borrowers the option to forbear interest and principal payments of their loans due to the COVID -19 pandemic, and to repay such amounts at a later date. This resulted in an increase in early-stage delinquencies in RMBS transactions during Second Quarter 2020 and late-stage delinquencies during the second half of 2020. Early stage delinquencies have recovered to pre-pandemic levels, but late stage delinquencies continue to be elevated as many borrowers remain on COVID-19 forbearance plans. The Company's expected loss estimate assumes that a portion of delinquencies are due to COVID-19 related forbearances, and applies a liquidation rate of 20% to such loans. This is the same liquidation rate assumption used when estimating expected losses for current loans modified or delinquent within the last 12 months, as the Company believes this is the category that most resembles the population of new forbearance delinquencies.

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 2 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were modified or delinquent in the last 12 months or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. Loss severities experienced in first lien transactions had reached historically high levels during the 2008 financial crisis, and the Company is assuming in the base case that the recent (still elevated) levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. Each quarter the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18-month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Key Assumptions in Base Case Expected Loss Estimates
First Lien U.S. RMBS

	As of June 30, 2021				As of March 31, 2021				As of December 31, 2020
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A First Lien
Plateau CDR	0.8%	-	9.6%	5.5%	0.7%	-	9.7%	5.2%	0.0%	-	9.7%	5.3%
Final CDR	0.0%	-	0.5%	0.3%	0.0%	-	0.5%	0.3%	0.0%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	70%				70%				70%
Option ARM
Plateau CDR	1.7%	-	11.4%	5.2%	2.2%	-	13.1%	5.3%	2.3%	-	11.9%	5.4%
Final CDR	0.1%	-	0.6%	0.3%	0.1%	-	0.7%	0.3%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				60%				60%
2007+	60%				60%				60%
Subprime
Plateau CDR	2.4%	-	8.6%	5.3%	2.5%	-	9.5%	5.4%	2.7%	-	11.3%	5.6%
Final CDR	0.1%	-	0.4%	0.3%	0.1%	-	0.5%	0.3%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	70%				70%				70%
2007+	70%				70%				70%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2021 and December 31, 2020.

    Total expected loss to be paid on all first lien U.S. RMBS was $160 million and $133 million as of June 30, 2021 and December 31, 2020, respectively. The $14 million economic benefit in Second Quarter 2021 for first lien U.S. RMBS transactions was primarily attributable to higher excess spread in certain transactions, partially offset by changes in discount rates. The $11 million economic loss development in Six Months 2021 for first lien U.S. RMBS was primarily attributable to lower excess spread, partially offset by changes in discount rates. Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR. An increase in projected LIBOR decreases excess spread, while lower LIBOR results in higher excess spread. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2021 as it used as of December 31, 2020, increasing and decreasing the periods of stress from those used in the base case. LIBOR is anticipated to be discontinued after June 30, 2023, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR.

    In the Company's most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $32 million for all first lien U.S. RMBS transactions.

    In the Company's least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $25 million for all first lien U.S. RMBS transactions.

    Second Lien U.S. RMBS Loss Projections

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

In second lien transactions, the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. As in the case of first lien transactions, second lien transactions have seen an increase in delinquencies because of COVID-19 related forbearances. The Company applies a 20% liquidation rate to such forborne loans, the same as in first lien RMBS transactions.

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

The HELOC loans underlying the Company's insured HELOC transactions are now past their original interest-only reset date, although a significant number of HELOC loans were modified to extend the original interest-only period. The Company does not apply a CDR increase when such loans are projected to reach their principal amortization period due to the likelihood that those loans will either prepay or once again have their interest-only periods extended. As a result, the Company does not apply a CDR increase when such loans reach their principal amortization period. In addition, based on the average performance history, the Company applies a CDR floor of 2.5% for the future steady state CDR on all its HELOC transactions.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of June 30, 2021 and December 31, 2020, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company's second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company projects future recoveries on these charged-off loans at the rate shown in the table below. Such recoveries are assumed to be received evenly over the next five years. If the recovery rate was increased to 30%, expected loss to be paid would decrease from current projections by approximately $45 million. If the recovery rate was decreased to 10% expected loss to be paid would increase from current projections by approximately $45 million.
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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected loss to be paid on all second lien U.S. RMBS was $18 million as of June 30, 2021 and $15 million as of December 31, 2020. The $14 million economic benefit in Second Quarter 2021 and $28 million economic benefit in Six Months 2021 were primarily attributable to improved performance in certain transactions and higher actual recoveries received for previously charged-off loans.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 HELOCs.

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

	As of June 30, 2021				As of March 31, 2021				As of December 31, 2020
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Plateau CDR	3.5%	-	29.7%	13.1%	3.9%	-	30.6%	12.8%	5.0%	-	36.2%	12.9%
Final CDR trended down to	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Delinquent/Modified in the Previous 12 Months	20%				20%				20%
30 – 59 Days Delinquent	30				30				30
60 – 89 Days Delinquent	40				40				40
90+ Days Delinquent	60				60				60
Bankruptcy	55				55				55
Foreclosure	55				55				55
Real Estate Owned	100				100				100
Loss severity (1)	98%				98%				98%
Projected future recoveries on previously charged-off loans	20%				20%				20%
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

Structured Finance Other Than U.S. RMBS

    The Company projected that its total net expected loss across its troubled non-U.S. RMBS structured finance exposures as of June 30, 2021 was $45 million and was primarily attributable to student loan securitizations issued by private issuers with $63 million in BIG net par outstanding. In general, the projected losses of these transactions are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of June 30, 2021. The economic loss development across all non-U.S. RMBS structured finance transactions during Second Quarter 2021 and Six Months 2021 was $8 million and $7 million, respectively, which was primarily attributable to LAE for certain transactions.

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

Net Earned Premiums

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$80	$83	$161	$165
Accelerations from refundings and terminations	15	32	31	47
Accretion of discount on net premiums receivable	6	5	11	10
Financial guaranty insurance net earned premiums	101	120	203	222
Specialty net earned premiums	1	1	2	2
Net earned premiums (1)	$102	$121	$205	$224
 ___________________
(1)    Excludes $1 million for both Second Quarter 2021 and 2020, and $2 million for both Six Months 2021 and 2020, related to consolidated FG VIEs.

Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Six Months
	2021	2020
	(in millions)
Beginning of year	$1,372	$1,286
Less: Specialty insurance premium receivable	1	2
Financial guaranty insurance premiums receivable	1,371	1,284
Gross written premiums on new business, net of commissions	165	220
Gross premiums received, net of commissions	(184)	(156)
Adjustments:
Changes in the expected term	5	(9)
Accretion of discount, net of commissions on assumed business	10	9
Foreign exchange gain (loss) on remeasurement	5	(55)
Financial guaranty insurance premium receivable (1)	1,372	1,293
Specialty insurance premium receivable	1	1
June 30,	$1,373	$1,294
____________________
(1)     Excludes $6 million for both June 30, 2021 and June 30, 2020 related to consolidated FG VIEs.

Approximately 79% and 80% of gross premiums receivable, net of commissions at June 30, 2021 and December 31, 2020, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of June 30, 2021
(in millions)
2021 (July 1 - September 30)	$48
2021 (October 1 - December 31)	33
Subtotal 2021	81
2022	118
2023	105
2024	97
2025	85
2026-2030	365
2031-2035	261
2036-2040	169
After 2040	361
Total (1)	$1,642
 ____________________
(1)    Excludes expected cash collections on consolidated FG VIEs of $8 million.

    The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, restructurings, changes in expected lives and new business.
Scheduled Financial Guaranty Insurance Net Earned Premiums

As of June 30, 2021
(in millions)
2021 (July 1 - September 30)	$80
2021 (October 1 - December 31)	78
Subtotal 2021	158
2022	298
2023	277
2024	255
2025	232
2026-2030	942
2031-2035	654
2036-2040	381
After 2040	517
Net deferred premium revenue (1)	3,714
Future accretion	270
Total future net earned premiums	$3,984
 ____________________
(1)    Excludes net earned premiums on consolidated FG VIEs of $41 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of
	June 30, 2021	December 31, 2020
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,372	$1,371
Gross deferred premium revenue	1,655	1,664
Weighted-average risk-free rate used to discount premiums	1.6%	1.6%
Weighted-average period of premiums receivable (in years)	12.7	12.8

Financial Guaranty Insurance Losses

Loss reserves are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 2.14% with a weighted average of 0.73% as of June 30, 2021 and 0.00% to 1.72% with a weighted average of 0.60% as of December 31, 2020.

    The following tables provides information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Public finance:
U.S. public finance	$65	$129
Non-U.S. public finance	1	11
Public finance	66	140
Structured finance:
U.S. RMBS (1)	(12)	(52)
Other structured finance	33	34
Structured finance	21	(18)
Total	$87	$122
____________________
(1)    Excludes net reserves of $28 million and $32 million as of June 30, 2021 and December 31, 2020, respectively, related to consolidated FG VIEs.
Components of Net Reserves (Salvage)

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Loss and LAE reserve	$1,064	$1,088
Reinsurance recoverable on unpaid losses (1)	(6)	(8)
Loss and LAE reserve, net	1,058	1,080
Salvage and subrogation recoverable	(986)	(991)
Salvage and subrogation reinsurance payable (2)	15	33
Salvage and subrogation recoverable, net and other recoverable	(971)	(958)
Net reserves (salvage)	$87	$122
____________________
(1)    Recorded as a component of other assets in the condensed consolidated balance sheets.
(2)    Recorded as a component of other liabilities in the condensed consolidated balance sheets.

The table below provides a reconciliation of net expected loss to be paid (recovered) for financial guaranty insurance contracts to net expected loss to be expensed. Expected loss to be paid (recovered) for financial guaranty insurance contracts differs from expected loss to be expensed due to: (i) the contra-paid, which represents the claim payments made and recoveries received that have not yet been recognized in the statements of operations, (ii) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (and therefore recognized in income but not yet received), and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid (Recovered) and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2021
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$410
Contra-paid, net	40
Salvage and subrogation recoverable, net, and other recoverable	964
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(1,055)
Net expected loss to be expensed (present value) (1)	$359
____________________
(1)    Excludes $28 million as of June 30, 2021 related to consolidated FG VIEs.

    The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2021
(in millions)
2021 (July 1 - September 30)	$8
2021 (October 1 - December 31)	8
Subtotal 2021	16
2022	31
2023	31
2024	32
2025	30
2026-2030	123
2031-2035	74
2036-2040	18
After 2040	4
Net expected loss to be expensed	359
Future accretion	113
Total expected future loss and LAE	$472

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE
Reported on the
Condensed Consolidated Statements of Operations

	Loss (Benefit)
	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Public finance:
U.S. public finance	$4	$33	$30	$92
Non-U.S. public finance	(1)	—	(9)	—
Public finance	3	33	21	92
Structured finance:
U.S. RMBS (1)	(18)	4	(6)	(38)
Other structured finance	(1)	—	(1)	3
Structured finance	(19)	4	(7)	(35)
Loss and LAE	$(16)	$37	$14	$57
Second Quarter
____________________
(1)    Excludes a benefit of $2 million and a loss of $2 million for Second Quarter 2021 and 2020, respectively, and a benefit of $5 million and a loss of $8 million for Six Months 2021 and 2020, respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2021

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	118	(1)	17	—	124	(4)	259	—	259
Remaining weighted-average period (in years)	7.8	4.5	9.3	—	9.0	5.6	8.6	—	8.6
Outstanding exposure:
Par	$2,447	$(10)	$185	$—	$4,983	$(64)	$7,541	$—	$7,541
Interest	1,030	(2)	38	—	2,058	(15)	3,109	—	3,109
Total (2)	$3,477	$(12)	$223	$—	$7,041	$(79)	$10,650	$—	$10,650
Expected cash outflows (inflows)	$130	$(1)	$44	$—	$4,743	$(51)	$4,865	$(253)	$4,612
Potential recoveries (3)	(606)	—	(10)	—	(3,720)	59	(4,277)	188	(4,089)
Subtotal	(476)	(1)	34	—	1,023	8	588	(65)	523
Discount	19	—	(4)	—	(141)	—	(126)	13	(113)
Present value of expected cash flows	$(457)	$(1)	$30	$—	$882	$8	$462	$(52)	$410
Deferred premium revenue	$101	$—	$2	$—	$412	$(2)	$513	$(41)	$472
Reserves (salvage)	$(487)	$(1)	$28	$—	$569	$10	$119	$(28)	$91

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

Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding are presented in the table below. The estimated remaining weighted average life of credit derivatives was 12.5 years and 11.9 years as of June 30, 2021 and December 31, 2020, respectively.

Credit Derivatives (1)

	As of June 30, 2021		As of December 31, 2020
	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,828	$(56)	$1,980	$(38)
Non-U.S. public finance	2,052	(40)	2,257	(27)
U.S. structured finance	883	(54)	997	(30)
Non-U.S. structured finance	138	(4)	137	(5)
Total	$4,901	$(154)	$5,371	$(100)
____________________
(1)    Expected loss to be paid was $8 million as of June 30, 2021 and expected recoveries were $1 million as of December 31, 2020.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2021		As of December 31, 2020
Ratings	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,767	36.1%	$1,796	33.5%
AA	1,402	28.6	1,541	28.7
A	727	14.8	758	14.1
BBB	897	18.3	1,156	21.5
BIG	108	2.2	120	2.2
Credit derivative net par outstanding	$4,901	100.0%	$5,371	100.0%

Fair Value of Credit Derivatives

Net Change in Fair Value of Credit Derivative Gains (Losses)

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Realized gains on credit derivatives	$2	$1	$3	$3
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	—	(1)	—	(3)
Realized gains (losses) and other settlements	2	—	3	—
Net unrealized gains (losses)	(35)	100	(55)	23
Net change in fair value of credit derivatives	$(33)	$100	$(52)	$23

     During Second Quarter 2021, unrealized losses were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC's credit protection decreased during the period. These losses were partially offset by general price improvements of the underlying collateral. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company (or another comparable entity) would expect to receive on these transactions increased.

During Second Quarter 2020, unrealized gains were generated primarily as a result of price improvements of the underlying collateral. These gains were partially offset by losses due to the decreased cost to buy protection on AGC, as the market cost of AGC's credit protection decreased during the period.

During Six Months 2021 unrealized losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. These losses were partially offset by general asset price improvement of the underlying collateral.

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

CDS Spread on AGC (in basis points)

	As of June 30, 2021	As of March 31, 2021	As of December 31, 2020	As of June 30, 2020	As of March 31, 2020	As of December 31, 2019
Five-year CDS spread	62	97	132	159	224	41
One-year CDS spread	16	19	36	32	64	9

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC
Credit Spread

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(266)	$(313)
Plus: Effect of AGC credit spread	112	213
Net fair value of credit derivatives	$(154)	$(100)

The fair value of CDS contracts at June 30, 2021, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $55 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $55 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of June 30, 2021, the Company did not need to post collateral to satisfy these requirements.

7.    Reinsurance

    The Company assumes exposure (Assumed Business) from third-party insurers, primarily other monoline financial guaranty companies that currently are in runoff and no longer actively writing new business (Legacy Monoline Insurers), and may cede portions of exposure it has insured (Ceded Business) in exchange for premiums, net of any ceding commissions. The Company, if required, secures its reinsurance obligations to these Legacy Monoline Insurers, typically by depositing in trust assets with a market value equal to its assumed liabilities calculated on a U.S. statutory basis.

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

Effect of Reinsurance on Condensed Consolidated Statements of Operations

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Premiums Written:
Direct	$82	$148	$159	$212
Assumed	2	1	12	1
Ceded (1)	1	2	—	2
Net	$85	$151	$171	$215
Premiums Earned:
Direct	$94	$113	$190	$207
Assumed	8	10	16	20
Ceded	—	(2)	(1)	(3)
Net	$102	$121	$205	$224
Loss and LAE:
Direct	$(20)	$38	$33	$46
Assumed	3	(1)	(2)	11
Ceded	1	—	(17)	—
Net	$(16)	$37	$14	$57
____________________
(1)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Ceded Reinsurance (1)

	As of June 30, 2021	As of December 31, 2020
	(in millions)
Ceded premium payable, net of commissions	$4	$4
Ceded expected loss to be recovered (paid)	(7)	(23)
Financial guaranty ceded par outstanding (2)	412	418
Specialty ceded exposure (see Note 3)	550	556
____________________
(1)    The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of both June 30, 2021 and December 31, 2020 was approximately $18 million. Such collateral is posted (i) in the case of certain reinsurers not authorized or "accredited" in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.
(2)    Of the total par ceded to BIG rated reinsurers, $74 million was rated BIG as of both June 30, 2021 and December 31, 2020.

Commutations

In Second Quarter 2020 and Six Months 2020, the Company reassumed $336 million in par, including $118 million in net par of Puerto Rico exposures, from its largest remaining legacy third-party financial guaranty reinsurer. This commutation resulted in an increase of unearned premium reserve of $5 million and a commutation gain of $38 million.

8.    Investments and Cash

Investment Portfolio

The investment portfolio tables shown below include assets managed both externally and internally. As of June 30, 2021, the majority of the investment portfolio is managed by three outside managers and AssuredIM. The Company has established detailed guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The externally managed portfolio must maintain a minimum average rating of A+/A1/A+ by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P), Moody’s Investors Service, Inc. (Moody’s) or Fitch Ratings Inc., respectively.

The internally managed portfolio primarily consists of the Company's investments in (i) securities acquired for loss mitigation purposes, (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM, (iii) other fixed-maturity securities, and (iv) other invested assets which primarily consist of alternative investments including: an equity method investment in one AssuredIM Fund (a healthcare private equity fund) that is not consolidated, an investment in renewable and clean energy, and a private equity fund managed by a third party. The Company had unfunded commitments of $92 million as of June 30, 2021 related to certain limited partnership interests and other similar investments managed by third parties.

Investment Portfolio
Carrying Value

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Fixed-maturity securities (1):
Externally managed	$7,352	$7,301
Loss mitigation securities	699	690
AssuredIM managed	561	547
Other	207	235
Short-term investments	1,087	851
Other invested assets
Equity method investments - AssuredIM Funds	90	91
Equity method investments - other	134	107
Other	13	16
Total	$10,143	$9,838
____________________
(1)    7.8% and 8.1% of fixed-maturity securities, related primarily to loss mitigation and other risk management strategies, were rated BIG as of June 30, 2021 and December 31, 2020, respectively.

The U.S. Insurance Subsidiaries, through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds. As of June 30, 2021, the Insurance segment had total commitments to AssuredIM Funds of $587 million of which $366 million represented net invested capital and $221 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, healthcare structured capital and municipal bonds. As of June 30, 2021 and December 31, 2020, the fair value of AGAS’s interest in AssuredIM Funds, was $433 million and $345 million, respectively, although such amounts are not shown on the consolidated balance sheet in the investment portfolio if the AssuredIM Fund is consolidated. All, but one, of the AssuredIM Funds in which AGAS invests are consolidated. The Insurance segment presents equity in earnings of investees attributable to AGAS's interest in AssuredIM Funds, regardless of whether or not such AssuredIM Funds are consolidated.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not included in the "investment portfolio" line item on the condensed consolidated balance sheets, but rather, such AssuredIM Funds are consolidated and included in the line items “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles”, with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable non-controlling interests. Changes in the fair value of CIVs are also presented in their own line item on the condensed consolidated statements of operations with the portion not owned by AGAS and other subsidiaries presented as non-controlling interests. See Note 9, Variable Interest Entities.

Accrued investment income, which is recorded in other assets, was $73 million as of June 30, 2021 and $75 million as of December 31, 2020. In Six Months 2021 and Six Months 2020, the Company did not write off any accrued investment income.

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of June 30, 2021

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (2) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	39%	$3,582	$(12)	$351	$(2)	$3,919	$—	AA-
U.S. government and agencies	1	138	—	9	(2)	145	—	AA+
Corporate securities	26	2,545	(1)	169	(11)	2,702	(2)	A
Mortgage-backed securities (4):	0
RMBS	5	514	(19)	29	(12)	512	(12)	BBB+
Commercial mortgage-backed securities (CMBS)	4	338	—	22	—	360	—	AAA
Asset-backed securities:
CLOs	6	554	—	2	—	556	—	AA-
Other	5	426	(7)	36	(2)	453	(2)	CCC+
Non-U.S. government securities	2	169	—	9	(6)	172	(1)	AA-
Total fixed-maturity securities	88	8,266	(39)	627	(35)	8,819	(17)	A+
Short-term investments	12	1,087	—	—	—	1,087	—	AAA
Total	100%	$9,353	$(39)	$627	$(35)	$9,906	$(17)	A+

Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of December 31, 2020

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (3)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	40%	$3,633	$(11)	$369	$—	$3,991	$—	AA-
U.S. government and agencies	2	151	—	12	(1)	162	—	AA+
Corporate securities	26	2,366	(42)	210	(21)	2,513	(16)	A
Mortgage-backed securities (4):
RMBS	6	571	(19)	35	(21)	566	(20)	A-
CMBS	4	358	—	29	—	387	—	AAA
Asset-backed securities:
CLOs	6	531	—	2	(1)	532	—	AA-
Other	5	427	(6)	31	(3)	449	(3)	CCC+
Non-U.S. government securities	2	167	—	10	(4)	173	—	AA-
Total fixed-maturity securities	91	8,204	(78)	698	(51)	8,773	(39)	A+
Short-term investments	9	851	—	—	—	851	—	AAA
Total	100%	$9,055	$(78)	$698	$(51)	$9,624	$(39)	A+
____________________
(1)Based on amortized cost.
(2)Accumulated other comprehensive income (AOCI).
(3)Ratings represent the lower of the Moody’s and S&P classifications, except for bonds purchased for loss mitigation or risk management strategies, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.
(4)U.S. government-agency obligations were approximately 33% of mortgage-backed securities as of June 30, 2021 and 35% as of December 31, 2020 based on fair value.

Fixed-Maturity Securities
Gross Unrealized Loss by Length of Time
For Which an Allowance for Credit Loss was Not Recorded
As of June 30, 2021

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$68	$(2)	$—	$—	$68	$(2)
U.S. government and agencies	42	(2)	—	—	42	(2)
Corporate securities	293	(6)	25	(3)	318	(9)
Mortgage-backed securities:
RMBS	8	—	7	—	15	—
CMBS	6	—	—	—	6	—
Asset-backed securities:
CLOs	232	—	13	—	245	—
Non-U.S. government securities	15	(1)	34	(4)	49	(5)
Total	$664	$(11)	$79	$(7)	$743	$(18)
Number of securities (1)		241		22		261

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2021 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value. As of June 30, 2021, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 14 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2020, 11 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $8 million as of both June 30, 2021 and December 31, 2020.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2021 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2021

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$329	$337
Due after one year through five years	1,586	1,701
Due after five years through 10 years	1,919	2,046
Due after 10 years	3,580	3,863
Mortgage-backed securities:
RMBS	514	512
CMBS	338	360
Total	$8,266	$8,819

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $264 million as of June 30, 2021 and $262 million as of December 31, 2020. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements, in the amount of $1,241 million and $1,511 million, based on fair value as of June 30, 2021 and December 31, 2020, respectively.

Net Investment Income and Equity in Earnings of Investees

Net investment income is a function of the yield that the Company earns on fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Net Investment Income
and Equity in Earnings of Investees

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Interest income:
Externally managed fixed-maturity securities	$52	$62	$103	$124
Loss mitigation securities	10	12	20	25
AssuredIM managed fixed-maturity securities (1)	4	1	8	1
Other	4	5	10	12
Interest income	70	80	141	162
Investment expenses	(2)	(2)	(3)	(4)
Net investment income	$68	$78	$138	$158

Equity in earnings of investees	$34	$—	$43	$(4)
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Gross realized gains on available-for-sale securities	$6	$16	$9	$23
Gross realized losses on available-for-sale securities	(2)	(8)	(4)	(9)
Change in credit impairment and intent to sell (1)	—	(4)	(4)	(15)
Net realized investment gains (losses) (2)	$4	$4	$1	$(1)
____________________
(1)     Change in credit impairment in all periods was related primarily to the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in Six Months 2020.
(2)    Includes foreign currency gains of $1 million in Second Quarter 2021, $2 million in Six Months 2021 and $1 million for Six Months 2020, and foreign currency losses of $2 million in Second Quarter 2020.

    The proceeds from sales of fixed-maturity securities classified as available-for-sale were $106 million in Second Quarter 2021, $404 million in Second Quarter 2020, $226 million in Six Months 2021 and $490 million in Six Months 2020.

The following table presents the roll forward of the credit losses on fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2021 and 2020.

Roll Forward of Credit Losses
in the Investment Portfolio

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$81	$73	$78	$—
Effect of adoption of accounting guidance on credit losses on January 1, 2020	—	—	—	62
Additions for securities for which credit impairments were not previously recognized	—	—	1	1
Reductions for securities sold and other settlements (1)	(42)	(1)	(42)	(1)
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	—	3	2	13
Balance, end of period	$39	$75	$39	$75
____________________
(1)     Primarily attributable to the sale of a security with a $42 million credit allowance in Second Quarter 2021 and Six Months 2021.

The company recorded an additional $3 million, $3 million and $14 million in credit loss expense for Second Quarter 2020, Six Months 2021 and Six Months 2020, respectively. The credit loss was de minimis in Second Quarter 2021. Credit loss expense included accretion of $1 million in Second Quarter 2021 and Second Quarter 2020 and $2 million in Six Months 2021 and Six Months 2020. The Company did not purchase any securities with credit deterioration during the periods presented. Most of the Company’s securities with credit deterioration are loss mitigation or other risk management securities.

9.    Variable Interest Entities

FG VIEs

    The Company has elected the fair value option for assets and liabilities of FG VIEs because the carrying amount transition method was not practical.

The insurance subsidiaries provide financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but do not act as the servicer or collateral manager for any VIE obligations they guarantee. The transaction structure generally provides certain financial protection to the insurance subsidiaries. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the insurance subsidiaries. In the case of first loss, the insurance subsidiaries' financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that is in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

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

As part of the terms of its financial guaranty contracts, the insurance subsidiaries, under their insurance contracts, obtain certain protective rights with respect to the VIE that give them additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager's financial condition. At deal inception, the insurance subsidiaries typically are not deemed to control the VIE; however, once a trigger event occurs, the insurance subsidiaries' control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the insurance subsidiaries and, accordingly, where they are obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The insurance subsidiaries are deemed to be the control party for certain VIEs under GAAP, typically when their protective rights give them the power to both terminate and replace the deal servicer, which are characteristics specific to the Company's financial guaranty contracts. If the protective rights that could make the insurance subsidiaries the control party have not been triggered, then the VIE is not consolidated. If the insurance subsidiaries are deemed no longer to have those protective rights, the VIE is deconsolidated.

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

As of June 30, 2021 and December 31, 2020, the Company consolidated 24 and 25 FG VIEs, respectively. During Six Months 2021 there was one FG VIE that was deconsolidated. During Six Months 2020 there were two FG VIEs that matured and two FG VIEs that were consolidated. There were no other consolidations or deconsolidations for the periods presented. Net loss on consolidation was $1 million in Second Quarter 2020 and Six Months 2020 and was recorded in other income.

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated financial statements, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Consolidated FG VIEs
By Type of Collateral

	As of June 30, 2021		As of December 31, 2020
	Assets	Liabilities	Assets	Liabilities
	(in millions)
With recourse:
U.S. RMBS first lien	$216	$247	$226	$260
U.S. RMBS second lien	43	49	53	56
Total with recourse	259	296	279	316
Without recourse	28	24	17	17
Total	$287	$320	$296	$333

The change in the instrument-specific credit risk (ISCR) of the FG VIEs’ assets held as of June 30, 2021 that was recorded in the condensed consolidated statements of operations for Second Quarter 2021 and Six Months 2021 was a gain of $7 million and $4 million, respectively. The change in the ISCR of the FG VIEs’ assets held as of June 30, 2020 was a loss of $13 million and $16 million for Second Quarter 2020 and Six Months 2020, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

    The inception-to-date change in fair value of the FG VIEs’ liabilities with recourse attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the insurance subsidiaries' CDS spread from the most recent date of consolidation to the current period. In general, if the insurance subsidiaries' CDS spread tightens, more value will be assigned to insurance subsidiaries' credit; however, if the insurance subsidiaries' CDS spread widens, less value is assigned to the insurance subsidiaries' credit.

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$264	$274
FG VIEs’ liabilities with recourse	12	15
FG VIEs’ liabilities without recourse	13	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	64	68
Unpaid principal for FG VIEs’ liabilities with recourse (1)	309	330
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2021 to 2038.

CIVs

During Six Months 2021, five new CIVs were consolidated and one CIV was deconsolidated. Two CLO warehouses were securitized and became CLOs during the period. There were no gains or losses on deconsolidation in Second Quarter 2021 and Six Months 2021. As of June 30, 2021, the Company's CIVs consist of six AssuredIM Funds, six CLOs and three CLO warehouses. Substantially all of the CIVs are VIEs. The Company consolidates these investment vehicles because it is deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE (through AssuredIM) and its level of economic interest in the entities (through the Company's investment in AssuredIM Funds).

    The assets and liabilities of the Company's CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company's CIVs is not available for corporate liquidity needs, except to the extent of the Company's investment in the funds, subject to redemption provisions.

Assets and Liabilities
of CIVs

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$67	$117
Fund investments, at fair value (1)
Corporate securities	—	9
Structured products	53	39
Obligations of state and political subdivisions	103	61
Equity securities and warrants	10	18
Due from brokers and counterparties	49	35
Other	1	—
CLO and CLO warehouse assets:
Cash	81	17
CLO investments
Loans in CLOs at fair value, collateralized financing entity (CFE)	2,546	1,291
Loans in CLO warehouses, fair value option	443	170
Short-term investments, at fair value	121	139
Due from brokers and counterparties	73	17
Total assets (2)	$3,547	$1,913
Liabilities:
CLO obligations, at fair value, CFE (3)	2,359	1,227
Warehouse financing debt, fair value option (4)	123	25
Securities sold short, at fair value	44	47
Due to brokers and counterparties	583	290
Other liabilities	—	1
Total liabilities	$3,109	$1,590
____________________
(1)    Includes investment in affiliates of $8 million and $10 million as of June 30, 2021 and December 31, 2020.
(2)    Includes assets of a voting interest entity as of June 30, 2021 and December 31, 2020 of $74 million and $10 million, respectively.
(3)    The weighted average maturity of CLO obligations was 6.1 years as of June 30, 2021 and 5.6 years as of December 31, 2020. The weighted average interest rate of CLO obligations was 2.0% as of June 30, 2021 and 2.4% as of December 31, 2020. CLO obligations will mature at various dates ranging from 2031 to 2034.
(4)    The weighted average maturity of warehouse financing debt of CLO warehouses was 1.4 years as of June 30, 2021 and 1.7 years as of December 31, 2020. The weighted average interest rate of warehouse financing debt of CLO warehouses was 1.7% as of June 30, 2021 and 1.7% as of December 31, 2020. Warehouse financing debt will mature at various dates ranging from 2022 to 2023.

Redeemable Noncontrolling Interests in CIVs

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Beginning balance	$21	$8	$21	$7
Reallocation of ownership interests	—	(8)	—	(10)
Contributions to investment vehicles	—	20	—	25
Net income (loss)	—	—	—	(2)
June 30,	$21	$20	$21	$20

As of June 30, 2021 and December 31, 2020, the CIVs had a commitment to invest $7 million and $6 million, respectively.

As of June 30, 2021, the CIVs included forward currency contracts and interest rate swaps with a notional of $21 million and $18 million, respectively, and average notional of $16 million and $13 million, respectively. As of December 31, 2020, the CIVs included forward currency contracts and interest rate swaps with a notional of $11 million and $8 million, respectively, and average notional of $6 million and $4 million, respectively. The fair value of the forward contracts and interest rate swaps is recorded in the "assets of CIVs" or "liabilities of CIVs" in the Company's condensed consolidated balance sheets. The net change in fair value is recorded in the "fair value gains (losses) of CIVs" in the condensed consolidated statements of operations. The net change in fair value of forward currency contracts and interest rate swaps were losses of $1 million in Second Quarter 2021 and gains of $1 million in Six Months 2021. The CIVs did not have such contracts during Six Months 2020.

The following table shows the information for assets and liabilities of the CIVs measured using the fair value option.

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Excess of unpaid principal over fair value of:
Loans in CLO warehouses	$2	$1
Liabilities in CLO warehouses	1	—
Unpaid principal for warehouse financing debt	123	25

The change in the ISCR of the CLO warehouses’ assets held as of June 30, 2021 that was recorded in the condensed consolidated statements of operations for both Second Quarter 2021 and Six Months 2021 was a gain of $1 million. The amount of ISCR on each underlying loan in the CIVs is the difference between (1) the hypothetical price determined using the discount margin at the beginning of the period and (2) the market price.

Certain of the Company’s CIVs have entered into financing arrangements with financial institutions, generally to provide liquidity to such CIVs during the CLO warehouse stage. Borrowings are generally secured by the investments purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective vehicle. When a CIV borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or the Company. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or the Company.

As of June 30, 2021, these credit facilities had varying maturities ranging from October 1, 2021 to April 23, 2023 with the aggregate principal amount not exceeding $1,147 million. The available commitment was based on the amount of equity contributed to the warehouse and was $199 million. As of June 30, 2021, $97 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 85 basis points (bps) to 3-month LIBOR plus 165 bps (with a floor on the LIBOR/Euribor rates of zero). The CLO warehouses were in compliance with all financial covenants as of June 30, 2021.

As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under a BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) credit facility dated August 26, 2020 by EUR 2021-1 and AssuredIM, respectively. During the first quarter of 2021, EUR 2021-1 and AssuredIM repaid the borrowings under this credit facility.

Effect of Consolidating FG VIEs and CIVs

The effect of consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment) includes (1) the establishment of the FG VIEs' assets and liabilities and related changes in fair value on the condensed consolidated financial statements, (2) eliminating the premiums and losses associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs, and (3) eliminating the investment balances associated with the insurance subsidiaries' purchases of the debt obligations of the FG VIEs.

The effect of consolidating CIVs (as opposed to accounting for them as equity method investments in the Insurance segment) has a significant effect on assets, liabilities and cash flows, and includes (1) the establishment of the assets and liabilities of the CIVs, and related changes in fair value, (2) eliminating the asset management fees earned by AssuredIM from the CIVs, and (3) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings of investees. The economic effect of the Company's ownership interest in CIVs is presented in the Insurance segment as equity in earnings of investees, and as separate line items on a consolidated basis.

The table below reflects the effect of consolidating FG VIEs and CIVs. The amounts represent (1) the assets, liabilities, revenues and expenses of the FG VIEs and the CIVs, and (2) the amounts eliminated between consolidated FG VIEs or CIVs and the operating subsidiaries.

Effect of Consolidating FG VIEs and CIVs
on the Condensed Consolidated Balance Sheets
Increase (Decrease)

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Assets
Investment portfolio:
Fixed-maturity securities and short-term investments (1)	$(50)	$(32)
Equity method investments (2)	(343)	(254)
Other invested assets	—	(2)
Total investments	(393)	(288)
Premiums receivable, net of commissions payable (3)	(6)	(6)
Salvage and subrogation recoverable (3)	(10)	(9)
FG VIEs’ assets, at fair value	287	296
Assets of CIVs	3,547	1,913
Other assets	(1)	(3)
Total assets	$3,424	$1,903
Liabilities
Unearned premium reserve (3)	$(36)	$(38)
Loss and LAE reserve (3)	(38)	(41)
FG VIEs’ liabilities with recourse, at fair value	296	316
FG VIEs’ liabilities without recourse, at fair value	24	17
Liabilities of CIVs	3,109	1,590
Total liabilities	3,355	1,844

Redeemable noncontrolling interests (4)	21	21

Shareholders’ equity
Retained earnings	26	22
Accumulated other comprehensive income (5)	(27)	(25)
Total shareholders’ equity attributable to Assured Guaranty Ltd.	(1)	(3)
Nonredeemable noncontrolling interests (4)	49	41
Total shareholders’ equity	48	38
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$3,424	$1,903
 ____________________
(1)    Represents the elimination of investment balances related to the insurance subsidiaries' purchases of insured FG VIEs’ debt.
(2)    Represents the elimination of the equity method investment made by AGAS and other subsidiaries in the consolidated AssuredIM Funds.
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
Increase (Decrease)

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Fair value gains (losses) on FG VIEs (1)	$8	$1	$13	$(8)
Fair value gains (losses) on CIVs	21	31	37	19
Equity in earnings of investees (2)	(14)	(26)	(24)	(16)
Other (3)	(6)	(1)	(13)	2
Effect on income before tax	9	5	13	(3)
Less: Tax provision (benefit)	1	—	1	(1)
Effect on net income (loss)	8	5	12	(2)
Less: Effect on noncontrolling interests (4)	4	5	8	2
Effect on net income (loss) attributable to AGL	$4	$—	$4	$(4)
 ____________________
(1)    Changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to factors other than changes in the Company's own credit risk. Included in other income (loss) in the condensed consolidated statements of operations.
(2)    Represents the elimination of the equity in earnings in investees of AGAS and the other subsidiaries' investments in the consolidated AssuredIM Funds.
(3)    Includes net earned premiums, net investment income, asset management fees, loss and LAE and other operating expenses.
(4)    Represents the proportion of consolidated AssuredIM Funds' income that is not attributable to AGAS' or any other subsidiaries' ownership interest.

The fair value gains on CIVs for Second Quarter 2021 and Six Months 2021 were attributable to realized gains, changes in underlying investment prices and investment interest, net of fees and expenses. The fair value gains on CIVs for Second Quarter 2020 and Six Months 2020 were attributable to price appreciation on underlying assets.

Fair value gains on FG VIEs in Second Quarter 2021 and Six Months 2021 are primarily due to increases in value on overcollateralized RMBS deals and price appreciation on the underlying collateral of fixed rate bonds. For Second Quarter 2020, the fair value gains were primarily due to price appreciation due to observed tightening in market credit spreads for the underlying collateral, offset in part by the loss on consolidation of a new structured deal. The fair value losses for Six Months 2020 were primarily due to price depreciation due to the observed widening in the market credit spreads for the underlying collateral.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $99 million and liabilities of $13 million as of June 30, 2021, and assets of $96 million and liabilities of $3 million as of December 31, 2020, primarily recorded in the investment portfolio and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 17 thousand policies monitored as of June 30, 2021, approximately 15 thousand policies are not within the scope of FASB Accounting Standards Codification (ASC) 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of June 30, 2021 and December 31, 2020, the Company identified 81 and 79 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 24 and 25 FG VIEs as of June 30, 2021 and December 31, 2020, respectively. The

Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

    The Company manages funds and CLOs that have been determined to be VIEs, in which the Company concluded that it is not the primary beneficiary. As such, the Company does not consolidate these entities.

The Company holds variable interests in a VIE which is not consolidated, as it has been determined that the Company is not the primary beneficiary, but in which it holds a significant variable interest. This VIE has $190 million of assets and $50 million of liabilities as of June 30, 2021 and $204 million of assets and $9 million of liabilities as of December 31, 2020. As of June 30, 2021, the Company had $90 million maximum exposure to losses relating to this VIE, which is limited to the carrying value of this investment.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Six Months 2021, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

    As of June 30, 2021, the Company used models to price 217 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,333 million. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Short-Term Investments

Short-term investments that are traded in active markets are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Other Invested Assets

Other invested assets that are carried at fair value primarily include equity securities traded in active markets that are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Other invested assets also include equity method investments in an AssuredIM healthcare private equity fund and a distressed opportunity fund managed by a third party asset manager, for which fair value is measured at net asset value (NAV), as a practical expedient and therefore excluded from the fair value hierarchy. The unfunded commitments for the AssuredIM healthcare private equity fund were $121 million as of June 30, 2021. The fund does not allow redemptions.

Other Assets

Committed Capital Securities

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing each of AGC and AGM to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable.

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

Supplemental Executive Retirement Plans

    The Company classifies assets included in the Company's various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the plans (Level 1) or based upon the NAV of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. Change in fair value of these assets is recorded in other operating expenses in the condensed consolidated statements of operations.

Contracts Accounted for as Credit Derivatives
The Company’s credit derivatives in the Insurance segment primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes in fair value recorded in the statements of operations. The Company did not enter into CDS contracts with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2021 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

    The various inputs and assumptions that are key to the measurement of the Company’s fair value for CDS contracts are as follows: the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost, and the weighted average life which is based on debt service schedules. The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided or obtained from market sources. The bank profit represents the profit the originator, usually an investment bank, realizes for structuring and funding the transaction; the net spread represents the premiums paid to the Company for the Company’s credit protection provided; and the hedge cost represents the cost of CDS protection purchased by the originator to hedge its counterparty credit risk exposure to the Company.

    With respect to CDS transactions for which there is an expected claim payment within the next twelve months, the allocation of gross spread reflects a higher allocation to the cost of credit rather than the bank profit component. It is assumed that a bank would be willing to accept a lower profit on distressed transactions in order to remove these transactions from its financial statements.

    Market sources determine credit spreads by reviewing new issuance pricing for specific asset classes and receiving price quotes from trading desks for the specific asset in question. The Company validates these quotes by cross-referencing quotes received from one market source against quotes received from another market source to ensure reasonableness. In addition, the Company compares the relative change in price quotes received from one quarter to another with the relative change experienced by published market indices for a specific asset class. Collateral specific spreads obtained from third-party, independent market sources are unpublished spread quotes from market participants or market traders who are not trustees. The Company obtains this information as the result of direct communication with these sources as part of the valuation process. The following spread hierarchy is utilized in determining which source of gross spread to use:

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

The rates used to discount future expected premium cash flows ranged from 0.10% to 1.91% at June 30, 2021 and 0.19% to 1.33% at December 31, 2020.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 51%, based on fair value, of the Company's CDS contracts were fair valued using this minimum premium as of December 31, 2020. As of June 30, 2021, the corresponding percentage was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC's credit spreads. In general, when AGC's credit spreads narrow, the cost to hedge AGC's name declines and more transactions price above previously established floor levels. Meanwhile, when AGC's credit spreads widen, the cost to hedge AGC's name increases, causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC's credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is recorded in "other income (loss)" in the condensed consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in ISCR which is separately presented in other comprehensive income (OCI). Interest income and interest expense are derived from the trustee reports and also included in "other income (loss)." The FG VIEs issued securities typically collateralized by first lien and second lien RMBS.

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

Investments held by CIVs which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which has no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third-party data generally at the average between the offer and bid prices. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors. Investments in private equity funds are generally valued utilizing net asset value.

Level 2 assets in the CIVs include assets of the consolidated CLOs, certain assets of the consolidated funds and derivative assets. Level 3 assets in the CIVs include the remainder of the invested assets of consolidated funds. Level 2 liabilities in the CIVs include senior warehouse financing debt used to fund a CLO warehouse (measured under the fair value option), securities sold short and derivative assets or liabilities. Level 3 liabilities of the CIVs include various tranches of CLO debt and first loss subordinated warehouse financing. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of June 30, 2021

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$3,919	$—	$3,809	$110
U.S. government and agencies	145	—	145	—
Corporate securities	2,702	—	2,702	—
Mortgage-backed securities:
RMBS	512	—	264	248
CMBS	360	—	360	—
Asset-backed securities	1,009	—	34	975
Non-U.S. government securities	172	—	172	—
Total fixed-maturity securities	8,819	—	7,486	1,333
Short-term investments	1,087	1,082	5	—
Other invested assets (1)	13	6	—	7
FG VIEs’ assets	287	—	—	287
Assets of CIVs (2):
Fund investments
Equity securities	1	—	—	1
Structured products	53	—	53	—
Obligations of state and political subdivisions	103	—	103	—
Other	—	—	—	—
CLOs and CLO warehouse assets
Loans	2,989	—	2,989	—
Short-term investments	121	121	—	—
Total assets of CIVs	3,267	121	3,145	1
Other assets	131	49	52	30
Total assets carried at fair value	$13,604	$1,258	$10,688	$1,658
Liabilities:
Credit derivative liabilities	$157	$—	$—	$157
FG VIEs’ liabilities with recourse	296	—	—	296
FG VIEs’ liabilities without recourse	24	—	—	24
Liabilities of CIVs:
CLO obligations of CFE	2,359	—	—	2,359
Warehouse financing debt	123	—	97	26
Securities sold short	44	—	44	—
Total liabilities of CIVs	2,526	—	141	2,385
Total liabilities carried at fair value	$3,003	$—	$141	$2,862

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2020

		Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
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
____________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $102 million and $91 million of equity method investments measured at NAV as a practical expedient as of June 30, 2021 and December 31, 2020, respectively.
(2)    Excludes $9 million and $8 million of equity investments measured at NAV as of June 30, 2021 and December 31, 2020, respectively.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Second Quarter 2021, Second Quarter 2020, Six Months 2021 and Six Months 2020.

Roll Forward of Level 3 Assets
At Fair Value on a Recurring Basis
Second Quarter 2021

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs - Equity Securities		Other (7)
	(in millions)
Fair value as of March 31, 2021	$103		$28		$246		$941		$281		$1		$37
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	—	(1)	5	(1)	5	(1)	19	(2)	2	(4)	(6)	(3)
Other comprehensive income (loss)	6		20		9		1		—		—		—
Purchases	—		—		—		117		—		14		—
Sales	—		(48)		—		(38)		—		(16)		—
Settlements	(1)		—		(12)		(51)		(13)		—		—
Fair value as of June 30, 2021	$110		$—		$248		$975		$287		$1		$31
Change in unrealized gains (losses) included in earnings related to financial instruments held as of June 30, 2021									$19	(2)	$—		$(6)	(3)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of June 30, 2021	$6		$—		$9		$3

Roll Forward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Second Quarter 2021

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of March 31, 2021	$(120)		$(301)		$(17)		$(1,973)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(33)	(6)	(3)	(2)	(7)	(2)	(8)	(4)
Other comprehensive income (loss)	—		(2)		—		—
Issuances	—		—		—		(406)
Settlements	(1)		10		—		2
Fair value as of June 30, 2021	$(154)		$(296)		$(24)		$(2,385)
Change in unrealized gains (losses) included in earnings related to financial instruments held as of June 30, 2021	$(35)	(6)	$(3)	(2)	$(8)	(2)	$(2)	(4)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of June 30, 2021			$(2)

Roll Forward of Level 3 Assets
At Fair Value on a Recurring Basis
Second Quarter 2020

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Corporate Securities		Equity Securities and Warrants		Structured Products		Other (7)
	(in millions)
Fair value as of March 31, 2020	$86		$26		$253		$596		$368		$52		$32		$12		$103
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	1	(1)	2	(1)	7	(1)	(50)	(2)	3	(4)	7	(4)	3	(4)	(25)	(3)
Other comprehensive income (loss)	10		2		12		17		—		—		—		—		—
Purchases	—		—		—		118		—		5		17		5		—
Sales	—		—		—		(21)		—		—		(3)		(14)		—
Settlements	—		—		(13)		(3)		(18)		—		—		—		—
VIE consolidations	—		—		—		—		18		—		—		—		—
Fair value as of June 30, 2020	$97		$29		$254		$714		$318		$60		$53		$6		$78
Change in unrealized gains (losses) included in earnings related to financial instruments held as of June 30,2020									$25	(2)	$3	(4)	$7	(4)	$1	(4)	$(25)	(3)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of June 30, 2020	$10		$2		$11		$16										$—

Roll Forward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Second Quarter 2020

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of March 31, 2020	$(262)		$(312)		$(82)		$(426)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	100	(6)	(12)	(2)	63	(2)	(18)	(4)
Other comprehensive income (loss)	—		(7)		—		—
Issuances	—		—		—		(362)
Settlements	1		15		2		—
VIE consolidations	—		(16)		(3)		—
Fair value as of June 30, 2020	$(161)		$(332)		$(20)		$(806)
Change in unrealized gains (losses) included in earnings related to financial instruments held as of June 30, 2020	$100	(6)	$(11)	(2)	$(11)	(2)	$(18)	(4)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of June 30, 2020			$(7)

Roll Forward of Level 3 Assets
At Fair Value on a Recurring Basis
Six Months 2021

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs - Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$54
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	3	(1)	2	(1)	7	(1)	11	(1)	18	(2)	4	(4)	(24)	(3)
Other comprehensive income (loss)	8		16		9		6		—		—		1
Purchases	—		—		—		211		—		22		—
Sales	—		(48)		—		(80)		—		(27)		—
Settlements	(2)		—		(23)		(113)		(27)		—		—
Fair value as of June 30, 2021	$110		$—		$248		$975		$287		$1		$31
Change in unrealized gains (losses) included in earnings related to financial instruments held as of June 30, 2021									$18	(2)	$3	(4)	$(25)	(3)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of June 30, 2021	$8		$—		$9		$8						1

Roll Forward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Six Months 2021

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2020	$(100)		$(316)		$(17)		$(1,227)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(52)	(6)	1	(2)	(8)	(2)	(2)	(4)
Other comprehensive income (loss)	—		(3)		—		—
Issuances	—		—		—		(1,158)
Settlements	(2)		22		1		2
Fair value as of June 30, 2021	$(154)		$(296)		$(24)		$(2,385)
Change in unrealized gains (losses) included in earnings related to financial instruments held as of June 30, 2021	$(55)	(6)	$2	(2)	$(8)	(2)	$4	(4)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of June 30, 2021			$(3)

Roll Forward of Level 3 Assets
At Fair Value on a Recurring Basis
Six Months 2020

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Corporate Securities		Equity Securities and Warrants		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$47		$17		$—		$55
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	(6)	(1)	5	(1)	14	(1)	(87)	(2)	8	(4)	3	(4)	3	(4)	23	(3)
Other comprehensive income (loss)	(11)		(6)		(35)		(42)		—		—		—		—		—
Purchases	—		—		—		118		—		5		50		17		—
Sales	—		—		—		(23)		—		—		(17)		(14)		—
Settlements	(1)		—		(24)		(10)		(55)		—		—		—		—
VIE consolidations	—		—		—		—		18		—		—		—		—
Transfers out of Level 3	—		—		—		(1)		—		—		—		—		—
Fair value as of June 30, 2020	$97		$29		$254		$714		$318		$60		$53		$6		$78
Change in unrealized gains (losses) included in earnings related to financial instruments held as of June 30, 2020									$(11)	(2)	$8	(4)	$3	(4)	$1	(4)	$23	(3)
Change in unrealized gains (losses) included in OCI related to financial instruments held at June 30, 2020	$(11)		$(6)		$(34)		$(41)										$—

Roll Forward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Six Months 2020

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	23	(6)	4	(2)	74	(2)	37	(4)
Other comprehensive income (loss)	—		6		—		—
Issuances	—		—		—		(362)
Settlements	1		41		11		—
VIE consolidations	—		(16)		(3)		—
Fair value as of June 30, 2020	$(161)		$(332)		$(20)		$(806)
Change in unrealized gains (losses) included in earnings related to financial instruments held as of June 30, 2020	$27	(6)	$4	(2)	$(1)	(2)	$37	(4)
Change in unrealized gains (losses) included in OCI related to financial instruments held at June 30, 2020			$6
____________________
(1)Included in net realized investment gains (losses) and net investment income.
(2)Included in other income (loss).
(3)Recorded in fair value gains (losses) on CCS, net investment income and other income.
(4)Recorded in fair value gains (losses) on consolidated investment vehicles.
(5)Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheets based on net exposure by transaction.
(6)Reported in net change in fair value of credit derivatives.
(7)Includes CCS and other invested assets.

Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At June 30, 2021

Financial Instrument Description	Fair Value at June 30, 2021 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$110	Yield	4.0%	-	34.4%	5.9%

RMBS	248	CPR	0.0%	-	20.0%	8.7%
		CDR	1.5%	-	16.0%	6.5%
		Loss severity	50.0%	-	125.0%	84.4%
		Yield	3.5%	-	6.0%	4.6%
Asset-backed securities:
Life insurance transactions	377	Yield	5.3%

CLOs	556	Discount Margin	0.3%	-	3.3%	1.8%

Others	42	Yield	2.8%	-	7.0%	7.0%

FG VIEs’ assets (1)	287	CPR	0.9%	-	19.3%	11.1%
		CDR	1.5%	-	26.9%	8.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.5%	-	6.0%	4.7%

Assets of CIVs (3):
Equity securities	1	Yield	11.8%

Other assets (1)	27	Implied Yield	2.8%	-	3.4%	3.1%
		Term (years)	10 years

Financial Instrument Description (1)	Fair Value at June 30, 2021 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities:

Credit derivative liabilities, net	$(154)	Year 1 loss estimates	0.0%	-	100.0%	1.9%
		Hedge cost (in bps)	9.7	-	46.2	15.0
		Bank profit (in bps)	0.0	-	226.1	79.1
		Internal floor (in bps)	8.8
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities	(320)	CPR	0.9%	-	19.3%	11.1%
		CDR	1.5%	-	26.9%	8.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.5%	-	6.1%	3.8%

Liabilities of CIVs:
CLO obligations of CFE (5)	(2,359)	Yield	1.6%	-	12.8%	2.3%

Warehouse financing debt	(26)	Yield	9.8%	-	15.1%	12.3%
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

Not Carried at Fair Value

Financial Guaranty Insurance Contracts

    Fair value is based on management’s estimate of what a similarly rated financial guaranty insurance company would demand to acquire the Company’s in-force book of financial guaranty insurance business. It is based on a variety of factors that may include pricing assumptions management has observed for portfolio transfers, commutations, and acquisitions that have occurred in the financial guaranty market, and also includes adjustments for stressed losses, ceding commissions and return on capital. The Company classified the fair value of financial guaranty insurance contracts as Level 3.

Long-Term Debt

Long-term debt issued by the U.S. Holding Companies is valued by broker-dealers using third-party independent pricing sources and standard market conventions and classified as Level 2 in the fair value hierarchy. The market conventions utilize market quotations, market transactions for the Company’s comparable instruments, and to a lesser extent, similar instruments in the broader insurance industry.

Due From/To Brokers and Counterparties

Due from/to brokers and counterparties primarily consists of cash, margin deposits, and cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represent balances on a net-by counterparty basis on the condensed consolidated balance sheets where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to collateral for securities sold short and derivative contracts; its use is therefore restricted until the securities are purchased or the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

    The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of June 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$—	$2	$1	$3
Other assets (1)	84	84	83	83
Financial guaranty insurance contracts (2)	(2,398)	(2,628)	(2,464)	(3,882)
Long-term debt	(1,720)	(2,070)	(1,224)	(1,561)
Other liabilities (1)	(83)	(83)	(27)	(27)
Assets (liabilities) of CIVs:
Due from brokers and counterparties	122	122	52	52
Due to brokers and counterparties	(583)	(583)	(290)	(290)
____________________
(1)    The Company's other assets and other liabilities consist of: accrued interest, repurchase agreement liability, management fees receivables, promissory note receivable, receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value. Includes a $19 million repurchase agreement liability entered into during Six Months 2021.
(2)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

11.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Management fees:
CLOs (1)	11	3	22	7
Opportunity funds and liquid strategies	4	2	8	4
Wind-down funds	1	6	4	15
Total management fees	16	11	34	26
Performance fees	—	—	1	—
Reimbursable fund expenses	5	9	10	17
Total asset management fees	$21	$20	$45	$43
_____________________
(1)    To the extent that the Company's wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance compensation earned from the CLOs. Gross management fees from CLOs, before rebates, were $11 million, $7 million, $25 million and $17 million for Second Quarter 2021, Second Quarter 2020, Six Months 2021 and Six Months 2020, respectively.

    The Company had management and performance fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $9 million as of June 30, 2021 and $5 million as of December 31, 2020. The Company had no unearned revenues as of June 30, 2021 and December 31, 2020.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Deferred tax assets (liabilities)	$(102)	$(100)
Current tax assets (liabilities)	13	21
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

Provision for Income Taxes

    The Company's provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs, and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year 2021. A discrete calculation of the provision is calculated for each interim period.

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Expected tax provision (benefit)	$23	$42	$22	$31
Tax-exempt interest	(4)	(4)	(8)	(8)
State taxes	4	—	7	1
Foreign taxes	—	(1)	2	7
Other	—	(3)	—	(1)
Total provision (benefit) for income taxes	$23	$34	$23	$30
Effective tax rate	18.5%	15.4%	16.5%	18.5%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
U.S.	$106	$198	$102	$172
Bermuda	16	22	36	15
U.K.	3	3	4	(24)
Other	—	(1)	(2)	(3)
Total	$125	$222	$140	$160

Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
U.S.	$150	$313	$284	$406
Bermuda	28	45	58	59
U.K.	17	12	30	1
Other	1	2	1	2
Total	$196	$372	$373	$468

    Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of June 30, 2021, AGUS and Assured Guaranty Overseas US Holdings Inc. had open tax years with the U.S. Internal Revenue Service (IRS) for 2017 forward. The companies are not currently under audit with the IRS. The Company's U.K. subsidiaries are not currently under examination and have open tax years of 2017 forward. The Company's French subsidiary is not currently under examination and has open tax years of 2019 forward.

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

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Supreme Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP has calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE's administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE's valuation expert has calculated LBIE's claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court's ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court's decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. The trial was originally scheduled for March 9, 2020, but was postponed due to COVID-19. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) and remove this action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. On March 22, 2021, the Bankruptcy Court denied the motion and remanded the action to the Supreme Court. On March 29, 2021, the action was reassigned to Justice Melissa A. Crane. Trial is scheduled to begin on October 18, 2021.

14.    Long-Term Debt

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of June 30, 2021		As of December 31, 2020
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1)	500	499	500	498
3.15% Senior Notes (1)	500	494	—	—
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
AGUS - long-term debt	1,350	1,340	850	845
AGUS - Intercompany loans	280	280	280	280
Total AGUS	1,630	1,620	1,130	1,125
AGMH (3):
67/8% Quarterly Interest Bonds (1) (4)	100	71	100	71
6.25% Notes (1) (4)	230	146	230	145
5.6% Notes (1)	100	58	100	58
Junior Subordinated Debentures (2)	300	212	300	209
Total AGMH - long-term debt	730	487	730	483
AGM (3):
AGM Notes Payable	2	2	3	3
Total AGM - notes payable	2	2	3	3
AGMH's long-term debt purchased by AGUS	(154)	(109)	(154)	(107)
Elimination of intercompany loans payable	(280)	(280)	(280)	(280)
Total	$1,928	$1,720	$1,429	$1,224
 ____________________
(1)    AGL fully and unconditionally guarantees these obligations.
(2)    Guaranteed by AGL on a junior subordinated basis.
(3)     Carrying amounts are different than principal amounts primarily due to fair value adjustments at the date of the AGMH acquisition, which are accreted or amortized into interest expense over the remaining terms of these obligations.
(4)    Redeemed or partially redeemed in July 2021.

3.15% Senior Notes. On May 26, 2021, AGUS issued $500 million of 3.15% Senior Notes due 2031 (3.15% Senior Notes) for net proceeds of $494 million. The net proceeds from the issuance are being used for general corporate purposes, which include the redemption on July 9, 2021, of all of AGMH's debt maturing in 2101 and a portion of its debt maturing in 2102, as described below. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time prior to March 15, 2031 (the date that is three months prior to the maturity of the 3.15% Senior Notes (the Par Call Date)), at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 3.15% Senior Notes being redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to the Par Call Date discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30- day months) at a discount rate equal to the Treasury Rate plus 25 basis points; plus, in each case, accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time on and after the Par Call Date, at its option, at a redemption price equal to 100% of the principal amount of the 3.15% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.15% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.15% Senior Notes are senior unsecured obligations of AGUS and rank equally in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equally in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes was used to redeem $200 million of AGMH debt as follows: all $100 million of AGMH's 6 7/8% Quarterly Interest Bonds due in 2101 and $100 million of the $230 million of AGMH's 6.25% Notes due in 2102. In the third quarter of 2021, the Company will recognize a loss of approximately $66 million on a pre-tax basis ($52 million after-tax) which represents the difference between the amount paid to redeem AGMH's debt and the carrying value of the AGMH debt. The carrying value of the AGMH debt includes the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

15.    Shareholders' Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2021

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, March 31, 2021	$458	$(36)	$(21)	$(35)	$7	$373
Other comprehensive income (loss) before reclassifications	54	24	(2)	(1)	—	75
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	4	—	—	—	—	4
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	4	—	(1)	—	—	3
Tax (provision) benefit	(1)	—	1	—	—	—
Total amount reclassified from AOCI, net of tax	3	—	—	—	—	3
Net current period other comprehensive income (loss)	51	24	(2)	(1)	—	72
Balance, June 30, 2021	$509	$(12)	$(23)	$(36)	$7	$445

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, March 31, 2020	$252	$(66)	$(17)	$(38)	$7	$138
Other comprehensive income (loss) before reclassifications	184	19	(6)	—	—	197
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	12	(8)	—	—	—	4
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	12	(8)	(1)	—	—	3
Tax (provision) benefit	(3)	2	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	9	(6)	(1)	—	—	2
Net current period other comprehensive income (loss)	175	25	(5)	—	—	195
Balance, June 30, 2020	$427	$(41)	$(22)	$(38)	$7	$333

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2021

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2020	$577	$(30)	$(20)	$(36)	$7	$498
Other comprehensive income (loss) before reclassifications	(65)	16	(4)	—	—	(53)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	4	(3)	—	—	—	1
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	4	(3)	(2)	—	—	(1)
Tax (provision) benefit	(1)	1	1	—	—	1
Total amount reclassified from AOCI, net of tax	3	(2)	(1)	—	—	—
Net current period other comprehensive income (loss)	(68)	18	(3)	—	—	(53)
Balance, June 30, 2021	$509	$(12)	$(23)	$(36)	$7	$445

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Net Unrealized Gains (Losses) on FG VIEs’ Liabilities with Recourse due to ISCR	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	(in millions)
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342
Effect of adoption of accounting guidance on credit losses	62	(62)	—	—	—	—
Other comprehensive income (loss) before reclassifications	28	(42)	3	—	—	(11)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	18	(19)	—	—	—	(1)
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Total before tax	18	(19)	(3)	—	—	(4)
Tax (provision) benefit	(3)	4	1	—	—	2
Total amount reclassified from AOCI, net of tax	15	(15)	(2)	—	—	(2)
Net current period other comprehensive income (loss)	13	(27)	5	—	—	(9)
Balance, June 30, 2020	$427	$(41)	$(22)	$(38)	$7	$333

Share Repurchases

    On August 4, 2021, the Board of Directors (the Board) authorized the repurchase of an additional $350 million of common shares. Under this and previous authorizations, as of August 5, 2021, the Company was authorized to purchase $379 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2020 (January 1 - March 31)	3,629,410	$116	$32.03
2020 (April 1 - June 30)	5,956,422	164	27.49
2020 (July 1- September 30)	1,857,323	40	21.72
2020 (October 1- December 31)	4,344,649	126	28.87
Total 2020	15,787,804	$446	$28.23
2021 (January 1 - March 31)	1,986,534	77	38.83
2021 (April 1 - June 30)	1,887,531	88	46.63
2021 (July 1- August 5)	1,226,040	58	47.02
Total 2021	5,100,105	223	$43.69

16.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$98	$183	$109	$128
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$98	$183	$109	$128
Basic shares	75.2	86.5	75.9	89.5
Basic EPS	$1.31	$2.11	$1.44	$1.43

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$98	$183	$109	$128
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$98	$183	$109	$128

Basic shares	75.2	86.5	75.9	89.5
Dilutive securities:
Options and restricted stock awards	0.8	0.5	0.8	0.7
Diluted shares	76.0	87.0	76.7	90.2
Diluted EPS	$1.29	$2.10	$1.42	$1.42
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	—	0.6	0.2	1.2

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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in the Company's 2020 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Available Information

    The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company's Corporate Governance Guidelines, its Global Code of Ethics, AGL's Bye-Laws and the charters for the committees of its Board of Directors. In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

In the Insurance segment, the Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer credit protection products to holders of debt instruments and other monetary obligations that protect them from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal and interest (debt service) payment, the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia. The Company also provides other forms of insurance that are consistent with its risk profile and benefit from its underwriting experience. Premiums are earned over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts.

In the Asset Management segment, the Company provides investment advisory services, which include the management of collateralized loan obligations (CLOs), opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM) have managed structured, public finance and credit investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment, in the fourth quarter of 2019, of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company. As of June 30, 2021, AssuredIM had $17.6 billion of assets under management (AUM), including $1.2 billion that is managed on behalf of the Company's insurance subsidiaries.

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

See Item 1. Financial Statements, Note 2, Segment Information.

Economic Environment and Impact of COVID-19

The COVID-19 pandemic continues to spread throughout the world. Several vaccines have been developed and approved by governments, and distribution of the vaccines is proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for well over a year now, its ultimate size, depth, course and duration, and the effectiveness, acceptance and distribution of vaccines for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company's business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

As a consequence of the onset of the COVID-19 pandemic, economic activity in the U.S. and throughout the world slowed significantly in early to mid-2020, but began to recover later in the year and, at least in the U.S., continued to expand in the six-month period ended June 30, 2021 (Six Months 2021). In July 2021, the U.S. Bureau of Economic Analysis (BEA) reported for its initial estimate that real Gross Domestic Product (GDP) increased at an annual rate of 6.5% in the three-month period ended June 30, 2021 (Second Quarter 2021), slightly up from 6.3% for the first quarter of 2021. At the end of June 2021, the U.S. unemployment rate, seasonally adjusted, stood at 5.9%, slightly lower than where it started the period at 6.0%, and down from a pandemic high of 14.7% in April 2020.

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

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company's largest financial guaranty insurance market, U.S. public finance. The 30-year AAA MMD rate started Second Quarter 2021 at 1.75% and generally decreased in the weeks that followed reaching 1.39% in early June. The quarter ended at 1.50% with an average for the quarter of 1.55% - similar to the first quarter of the year. The Company believes that the policies being pursued by the Federal Reserve are designed to keep interest rates low. In its June 2021 meeting, the Federal Open Market Committee (FOMC) decided to keep the target range for the federal funds rate at 0% to 0.25%, noting it “expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee's assessments of maximum employment and inflation has risen to 2% and is on track to moderately exceed 2% for some time.” In addition, it stated that “the Federal Reserve will continue to increase its holdings of Treasury securities by at least $80 billion per month and of agency mortgage-backed securities by at least $40 billion per month until substantial further progress has been made toward the Committee's maximum employment and price stability goals.” At its July 27-28, 2021 meeting, the FOMC kept the federal funds rates unchanged.

The difference, or spread, between the 30-year A-rated General Obligation (GO) relative to the 30-year AAA MMD tightened throughout the Second Quarter 2021 from 38 basis points (bps) in early April to 30 bps by the end of the quarter, after having remained in a tight range of 36-39 bps in the first quarter. Similarly, BBB credit spreads measured on the same basis also contracted throughout the quarter, starting at 78 bps in early April and finishing at 63 bps by the end of Second Quarter 2021 after having started the year at 108 bps. Both the A and BBB spreads are at their narrowest levels in over a decade. Generally, wider credit spreads are one factor that may allow the Company to charge higher premiums for its public finance financial guaranty insurance product.

The National Association of Realtors reported that the “median existing-home price for all housing types in June 2021 was $363,300, up 23.4% from June 2020 ($294,400), as every region recorded price increases. Total housing inventory at the end of June amounted to 1.25 million units, down 18.8% from one year ago (1.54 million).” Properties typically sold in 17 days, also a record low. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 16.6% annual gain in May (the latest data available), up from 14.8% in the previous month. The 20-City Composite posted a 17.0% year-over-year gain, up from 15.0% in the previous month. Home prices in the U.S. impact the performance of the Company's insured residential mortgage-backed securities (RMBS) portfolio. Improved home prices generally result in fewer losses or more reimbursements with respect to the Company's distressed insured RMBS risks.

From shortly after the pandemic reached the U.S. through early 2021, the Company's surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. Given significant federal funding in 2021 and the performance it observed, the Company's surveillance department has reduced the supplemental procedures. However, it is still monitoring those sectors it identified as most at risk for any developments related to COVID-19 that may impact the ability of issuers to make upcoming debt service payments. The Company's internal ratings and loss projections, including those for RMBS, Puerto Rico and certain other distressed public finance exposures, reflect its supplemental COVID-19 surveillance activity. For information about how the COVID-19 pandemic has impacted the Company's loss projections, see Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered). Through August 5, 2021, the Company has paid only relatively small first-time insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company currently projects nearly full reimbursement of these relatively small claims.

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

The nature of the financial guaranty business model, which requires the Company to pay only any shortfall in interest and principal on scheduled payment dates, along with the Company’s liquidity practices, reduce the need for the Company to sell investment assets in periods of market distress. As of June 30, 2021, the Company had $1,087 million of short-term investments and $144 million of cash, including proceeds from the issuance of debt in Second Quarter 2021. See Item 1, Financial Statements, Note 14, Long-Term Debt. In addition, the Company’s investment portfolio generates cash over time through interest and principal receipts.

The Company began operating remotely in accordance with its business continuity plan in March 2020, instituting mandatory work-from-home policies in its Bermuda, U.S., U.K. and French offices. While such policies are not currently mandatory in some of the jurisdictions where it has offices, the majority of its workforce is still working remotely. The Company is providing the services and communications it normally would, and continues to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades and raise funds.

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

Insurance

    The Company seeks to grow the insurance business through new business production, acquisitions of remaining legacy monoline insurers or reinsurance of their insured portfolios, and to continue to mitigate losses in its current insured portfolio.

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

    On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance compared to the levels before the 2008 financial crisis. The Company believes that some of the U.S. federal tax increases recently proposed could, if enacted, make municipal obligations more attractive to both institutional and retail investors.

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

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as 2020 progressed. The $10.8 billion of municipal new issue par sold with the Company's insurance in Six Months 2021 was the most the Company insured in the first half of a year since 2010. See "— Results of Operations by Segment — Insurance Segment" below.

            U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2021	Six Months 2020	Year Ended December 31, 2020
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$221.5	$191.9	$451.8
Total insured	$18.7	$13.9	$34.2
Insured by Assured Guaranty	$10.8	$8.0	$19.7
Number of issues:
New municipal bonds issued	6,149	5,161	11,857
Total insured	1,162	977	2,140
Insured by Assured Guaranty	546	478	982
Bond insurance market penetration based on:
Par	8.4%	7.3%	7.6%
Number of issues	18.9%	18.9%	18.0%
Single A par sold	29.2%	27.4%	28.3%
Single A transactions sold	56.9%	61.3%	54.3%
$25 million and under par sold	21.8%	22.9%	20.9%
$25 million and under transactions sold	22.0%	22.4%	21.0%
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

    Loss Mitigation

    In an effort to avoid, reduce or recover losses and potential losses in its insurance portfolio, the Company employs a number of strategies.

    In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company's role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises, and more recently by the Company's role in negotiating various agreements in connection with the restructuring of obligations of the Commonwealth of Puerto Rico (Commonwealth) and various obligations of its related authorities and public corporations. The Company will also, where appropriate, pursue litigation to enforce its rights. For example, it initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth and various obligations of its related authorities and public corporations.

On February 22, 2021, Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC) entered into a revised Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) plan support agreement (PSA) (GO/PBA PSA) with certain other stakeholders, the Commonwealth, and the Financial Oversight and Management Board for Puerto Rico (FOMB). Then, on May 5, 2021, AGM and AGC entered into a PSA (HTA/CCDA PSA) with certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Convention Center District Authority (PRCCDA). More recently, on July 28, 2021, AGC joined the PSA (PRIFA PSA) signed on July 27, 2021 by certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Infrastructure Financing Authority (PRIFA). Previously, on May 3, 2019, AGM and AGC entered into a restructuring support agreement (PREPA RSA; together with the GO/PBA PSA, HTA/CCDA PSA, and PRIFA PSA, the Support Agreements) with the Puerto Rico Electric Power Authority (PREPA) and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and FOMB, that is intended to, among other things, provide a framework for the consensual resolution of the treatment of the Company’s insured PREPA revenue bonds.

With AGM and AGC agreeing to the HTA/CCDA PSA, GO/PBA PSA, and PRIFA PSA, 94% of Assured Guaranty’s net par outstanding to Puerto Rico credits as of June 30, 2021, is now covered by a Support Agreement. Each Support Agreement includes a number of conditions and the related debtor’s plan of adjustment must be approved by the Title III court, so there can be no assurance that the consensual resolutions embodied in the Support Agreements will be achieved in their current form, or at all. Even if the consensual resolutions embodied in the Support Agreements are approved and documented as contemplated, they may be subject to further legal challenge or the parties to the legal documents may not live up to their obligations. Both economic and political developments, including those related to the COVID-19 pandemic, may impact implementation of the consensual resolutions contemplated by the Support Agreements and the amount the Company realizes under the Support Agreements and related debtors’ plans of adjustment, as well as the performance or resolution of the Puerto Rico exposures not subject to a Support Agreement. Nevertheless, the Company believes these developments mark a milestone in its Puerto Rico loss mitigation efforts. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure and the Insured Portfolio section below.

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

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of June 30, 2021, AssuredIM is a top-twenty five CLO manager by AUM, as published by Creditflux Ltd. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending and liquid strategies relating to municipal obligations.

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

As of June 30, 2021, AG Asset Strategies LLC (AGAS) had committed $587 million to funds managed by AssuredIM (AssuredIM Funds), including $221 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, asset-based finance, healthcare structured capital and municipal bonds.

Under the IMA with AssuredIM, AGM and AGC have together invested $250 million to municipal obligation strategies and $300 million to CLO strategies. All of these strategies are consistent with the investment strengths of AssuredIM and the Company's plans to continue to grow its investment strategies.

Capital Management

    The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through August 5, 2021, the Company has repurchased 126.6 million common shares for approximately $3,885 million, representing approximately 65% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 4, 2021, the Board of Directors (the Board) authorized the repurchase of an additional $350 million of common shares. Under this and previous authorizations, as of August 5, 2021, the Company was authorized to purchase $379 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company's capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 15, Shareholders' Equity, for additional information about the Company's repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2020	$3,662	121.5	$30.14
2021 (First Quarter)	77	2.0	38.83
2021 (Second Quarter)	88	1.9	46.63
2021 (through August 5)	58	1.2	47.02
Cumulative repurchases since the beginning of 2013	$3,885	$126.6	$30.68

Accretive Effect of Cumulative Repurchases (1)

	Second Quarter 2021	Six Months 2021	As of June 30, 2021
	(per share)
Net income (loss) attributable to AGL	$0.66	$0.62
Adjusted operating income	0.86	1.07
Shareholders' equity attributable to AGL			$35.78
Adjusted operating shareholders' equity			32.08
Adjusted book value			55.85
_________________
(1)    Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013.

    The Company considers the appropriate mix of debt and equity in its capital structure. On May 26, 2021, the Company issued $500 million of 3.15% Senior Notes, due in 2031 for net proceeds of $494 million. On July 9, 2021, a portion of the proceeds of the debt issuance was used to redeem the following AGMH debt: $100 million of 6 7/8% Quarterly Interest Bonds due in 2101, and $100 million of 6.25% Notes due in 2102. In the third quarter of 2021, the Company will recognize a loss of approximately $66 million on a pre-tax basis ($52 million after-tax) associated with the redemption of AGMH debt, representing the difference between the amount paid to redeem AGMH's debt and the carrying value of the debt. The carrying value of the debt included the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009. Since the second quarter of 2017, AGUS has purchased $154 million in principal of AGMH's outstanding Junior Subordinated Debentures. The Company may choose to redeem or make additional purchases of this or other Company debt in the future. See Item 1. Financial Statements, Note 14, Long-Term Debt.

Municipal Assurance Corp. Merger

On April 1, 2021, Municipal Assurance Corp. (MAC) merged with and into AGM, with AGM as the surviving company. Upon the merger all direct insurance policies issued by MAC became direct insurance obligations of AGM. As a result, the Company wrote off the $16 million carrying value of MAC's insurance licenses in the first quarter of 2021. This restructuring of the Company's U.S. insurance subsidiaries will simplify the organizational and capital structure, reduce costs, and is expected to increase the future dividend capacity of the U.S. insurance subsidiaries.

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to the Company's 2020 Annual Report on Form 10-K.

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$98	$183	$109	$128
Net income (loss) attributable to AGL per diluted share	$1.29	$2.10	$1.42	$1.42
Weighted average diluted shares	76.0	87.0	76.7	90.2
Non-GAAP
Adjusted operating income (loss) (1) (2)	$120	$119	$163	$152
Adjusted operating income per diluted share (2)	$1.59	$1.36	$2.13	$1.68
Weighted average diluted shares	76.0	87.0	76.7	90.2

Components of total adjusted operating income (loss)
Insurance segment	$152	$154	$231	$239
Asset Management segment	(2)	(9)	(9)	(18)
Corporate division	(34)	(26)	(63)	(65)
Other	4	—	4	(4)
Adjusted operating income (loss)	$120	$119	$163	$152

Insurance Segment
Gross written premiums (GWP)	$84	$149	$171	$213
Present value of new business production (PVP) (1)	81	96	167	147
Gross par written	6,137	6,012	11,609	9,045
Asset Management Segment
Inflows - third party	$426	$454	$1,239	$465
Inflows - intercompany	—	687	109	764

	As of June 30, 2021		As of December 31, 2020
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders' equity attributable to AGL	$6,503	$87.74	$6,643	$85.66
Adjusted operating shareholders' equity (1)	6,063	81.81	6,087	78.49
Adjusted book value (1)	8,873	119.72	8,908	114.87
Gain (loss) related to the effect of consolidating VIEs (VIE consolidation) included in adjusted operating shareholders' equity	3	0.05	2	0.03
Gain (loss) related to VIE consolidation included in adjusted book value	(6)	(0.09)	(8)	(0.10)
Common shares outstanding (3)	74.1		77.5
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
(3)    See "— Overview— Key Business Strategies – Capital Management" above for information on common share repurchases.

    Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses such as: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of VIEs and committed capital securities (CCS), changes in fair value of credit derivatives related to the Company's own credit spreads, and changes in risk-free rates used to discount expected losses/(recoveries).

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

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Net earned premiums	$102	$121	$205	$224
Net investment income	68	78	138	158
Asset management fees	21	20	45	43
Net realized investment gains (losses)	4	4	1	(1)
Net change in fair value of credit derivatives	(33)	100	(52)	23
Fair value gains (losses) on CCS	(6)	(25)	(25)	23
Fair value gains (losses) on consolidated investment vehicles (CIVs)	21	31	37	19
Foreign exchange gains (losses) on remeasurement	5	2	5	(60)
Commutation gains (losses)	—	38	—	38
Other income (loss)	14	3	19	1
Total revenues	196	372	373	468
Expenses:
Loss and loss adjustment expenses (LAE)	(16)	37	14	57
Interest expense	23	21	44	43
Amortization of deferred acquisition costs (DAC)	4	4	7	7
Employee compensation and benefit expenses	54	46	114	110
Other operating expenses	40	42	97	87
Total expenses	105	150	276	304
Income (loss) before provision for income taxes and equity in earnings of investees	91	222	97	164
Equity in earnings of investees	34	—	43	(4)
Income (loss) before income taxes	125	222	140	160
Less: Provision (benefit) for income taxes	23	34	23	30
Net income (loss)	102	188	117	130
Less: Noncontrolling interests	4	5	8	2
Net income (loss) attributable to AGL	$98	$183	$109	$128
Effective tax rate	18.5%	15.4%	16.5%	18.5%

Second Quarter 2021 Compared with Second Quarter 2020

Net income attributable to AGL for Second Quarter 2021 was lower compared with the three-month period ended June 30, 2020 (Second Quarter 2020) primarily due to:

•fair value losses on credit derivatives in Second Quarter 2021 compared with fair value gains in Second Quarter 2020, and

•commutation gains in Second Quarter 2020, that did not recur in Second Quarter 2021.

These decreases were offset in part by:

•a benefit in loss expense in Second Quarter 2021 compared with losses incurred in Second Quarter 2020, and

•equity in earnings of investees in Second Quarter 2021.

Six Months 2021 Compared with Six Months 2020

    Net income attributable to AGL for Six Months 2021 was lower compared with the six-month period ended June 30, 2020 (Six Months 2020) primarily due to:

•fair value losses on credit derivatives and CCS in Six Months 2021 compared with fair value gains in Six Months 2020, and

•commutation gains in Six Months 2020 that did not recur in Six Months 2021.

These decreases were offset in part by:

•foreign exchange gains on remeasurement in Six Months 2021 compared with losses in Six Months 2020,

•equity in earnings of investees from AssuredIM funds and other alternative investments gains in Six Months 2021 compared with losses in Six Months 2020, and

•lower loss and loss adjustment expenses in Six Months 2021 compared with Six Months 2020.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 27.5%, and no taxes for the Company’s Bermuda subsidiaries Assured Guaranty Re Ltd (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO) and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate in Six Months 2021 was lower than in Six Months 2020 due primarily to the portion of income in different jurisdictions.

    As of June 30, 2021, on a per share basis, shareholders' equity attributable to AGL, adjusted operating shareholders' equity and adjusted book value all reached record highs. See "Accretive Effect of Cumulative Repurchases" table above.

Shareholders' equity attributable to AGL, adjusted operating shareholders' equity and adjusted book value declined, mainly due to share repurchases and dividends, offset in part by income earned, and in the case of adjusted book value, net premiums written.

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

Results of Operations

Business Segments

     The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company's CODM reviews the business to assess performance and allocate resources. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments are presented without giving effect to the consolidation of financial guaranty VIEs (FG VIEs) and those AssuredIM investment vehicles (primarily funds and CLOs) for which the Company is deemed to be the primary beneficiary (CIVs).

    The Insurance segment primarily consists of the Company's insurance subsidiaries that provide credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. In the case of FG VIEs, the Insurance segment includes premiums and losses of the financial guaranty insurance policies associated with the FG VIEs' debt. In the case of CIVs, the Insurance segment includes the insurance subsidiaries' share of earnings from its investments in AssuredIM Funds.

    The Asset Management segment consists of AssuredIM, which provides asset management services to third party investors as well as to AGM, AGC and, until its merger with AGM on April 1, 2021, MAC, (collectively, the U.S. Insurance Subsidiaries) and AGAS. The Asset Management segment includes asset management fees attributable to CIVs and inter-segment asset management fees earned from the U.S. Insurance Subsidiaries. The Asset Management segment presents fund expenses and reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations, reimbursable expenses are shown as a component of asset management fees.

    The Corporate division primarily consists of interest expense on the debt of the U.S. Holding Companies, as well as other operating expenses attributed to AGL, the U.S. Holding Companies and other corporate activities, including administrative services performed by operating subsidiaries for the holding companies.

    Other items primarily consist of intersegment eliminations, reclassification of the reimbursement of fund expenses to revenue, and consolidation adjustments, including the effect of consolidating FG VIEs and CIVs. See Item 1, Financial Statements, Note 9, Variable Interest Entities.

    The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

    The Company analyzes the operating performance of each segment using "adjusted operating income." See Item 1, Financial Statements, Note 2, Segment Information, and “— Non-GAAP Financial Measures — Adjusted Operating Income” below for definition of "adjusted operating income" (formerly known as non-GAAP operating income). Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles. The effect of consolidating such entities, including the related eliminations, is included in "other" in the tables below. The presentation of the segments represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics.

    The following table summarizes adjusted operating income from the Company's business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. See also Item 1, Financial Statements, Note 2, Segment Information.

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Adjusted operating income (loss) by segment:
Insurance	$152	$154	$231	$239
Asset management	(2)	(9)	(9)	(18)
Corporate	(34)	(26)	(63)	(65)
Other	4	—	4	(4)
Adjusted operating income (loss)	$120	$119	$163	$152
Reconciliation to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments	$4	$4	$1	$(1)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(31)	97	(50)	9
Fair value gains (losses) on CCS	(6)	(25)	(25)	23
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	5	2	6	(55)
Total pre-tax adjustments	(28)	78	(68)	(24)
Plus tax effect on pre-tax adjustments	6	(14)	14	—
Net income (loss) attributable to AGL	$98	$183	$109	$128

Results of Operations by Segment

Insurance Segment Results

Insurance Results

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Revenues
Net earned premiums and credit derivative revenues	$106	$125	$213	$232
Net investment income	71	82	144	165
Commutation gains (losses)	—	38	—	38
Other income (loss)	5	1	4	7
Total revenues	182	246	361	442
Expenses
Loss expense (benefit)	(12)	39	18	57
Amortization of DAC	4	4	7	7
Employee compensation and benefit expenses	34	29	70	70
Other operating expenses	21	18	58	40
Total expenses	47	90	153	174
Equity in earnings of investees	48	26	67	17
Adjusted operating income (loss) before income taxes	183	182	275	285
Less: Provision (benefit) for income taxes	31	28	44	46
Adjusted operating income (loss)	$152	$154	$231	$239

Insurance New Business Production

Gross Written Premiums and
New Business Production

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
GWP
Public Finance—U.S.	$29	$60	$108	$89
Public Finance—non-U.S.	44	81	49	115
Structured Finance—U.S.	11	8	14	9
Structured Finance—non-U.S.	—	—	—	—
Total GWP	$84	$149	$171	$213
PVP (1):
Public Finance—U.S.	$29	$60	$110	$89
Public Finance—non-U.S.	43	28	46	49
Structured Finance—U.S.	9	8	11	9
Structured Finance—non-U.S.	—	—	—	—
Total PVP	$81	$96	$167	$147
Gross Par Written (1):
Public Finance—U.S.	$4,716	$5,282	$10,143	$7,923
Public Finance—non-U.S.	961	557	961	934
Structured Finance—U.S.	460	173	505	188
Structured Finance—non-U.S.	—	—	—	—
Total gross par written	$6,137	$6,012	$11,609	$9,045
Average rating on new business written	A-	A-	A-	A-
____________________
(1)    PVP and Gross Par Written in the table above are based on "close date," when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

Second Quarter 2021

U.S. public finance GWP and PVP in Second Quarter 2021 both decreased compared with Second Quarter 2020, when the COVID-19 pandemic generated a significant increase in demand for insurance, particularly in the secondary market. The average rating of U.S. public finance par written in Second Quarter 2021 was A. The Company's gross par written represented 52% of the total U.S. municipal market insured issuance in Second Quarter 2021.

In Second Quarter 2021, non-U.S. GWP and PVP was primarily attributable to several large transactions. Business activity in the international infrastructure and structured finance sectors typically has long lead times and therefore may vary from period to period.

Non-U.S., GWP decreased 46%, while non-U.S. PVP increased 54%. Excluding amounts relating to one large long-dated policy written in Second Quarter 2020, for which GWP includes the present value of all contractual future premiums, while PVP includes the present value of only expected future premiums, non-U.S. GWP and PVP both increased by 91% and 96%, respectively.

Six Months 2021

Six Months 2021 U.S. public finance GWP increased 21%, compared with Six Months 2020. Similarly, Six Months 2021 PVP also increased by 24%, compared with Six Months 2020. The increases in both GWP and PVP were primarily attributable to several large transactions written in the first quarter of 2021. The average rating of U.S. public finance par written was A-, and represented 58% of the total U.S. municipal market insured issuance in Six Months 2021.

    Non-U.S., GWP and PVP decreased 57%, and 6% respectively. Excluding amounts relating to one large long-dated policy written in Six Months 2020, for which GWP includes the present value of all contractual future premiums, while PVP includes the present value of only expected future premiums, non-U.S. GWP decreased by 14% and PVP increased 3%. The majority of new business in Six Months 2021 was generated in Second Quarter 2021 as described above.

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

    Refundings occur in the public finance market when municipalities and other public finance issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the nonrefundable deferred premium revenue remaining. The amortization of our outstanding book of business along with the previously high levels of refunding activity has led to a lower volume of refunding opportunities over the last several years.

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

Net Earned Premiums and Credit Derivative Revenues

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Financial guaranty insurance:
Public finance
Scheduled net earned premiums	$72	$73	$144	$143
Accelerations:
Refundings	13	26	29	41
Terminations	1	6	1	6
Total accelerations	14	32	30	47
Total public finance	86	105	174	190
Structured finance
Scheduled net earned premiums	15	16	30	34
Terminations	1	—	1	—
Total structured finance	16	16	31	34
Specialty insurance and reinsurance	1	1	2	2
Total net earned premiums	103	122	207	226
Credit derivative revenues	3	3	6	6
Total net earned premiums and credit derivative revenues	$106	$125	$213	$232

    Net earned premiums and credit derivative revenues in Second Quarter 2021 and Six Months 2021 decreased compared with Second Quarter 2020 and Six Months 2020 primarily due to lower refundings and terminations, as well as the scheduled decline in the insured structured finance portfolio. As of June 30, 2021, $3.8 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

Net Investment Income and Equity in Earnings of Investees

Net investment income is a function of the yield that the Company earns on fixed-maturity securities and short-term investments, and the size of such portfolio.The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Equity method investments in the Insurance segment include the U.S. Insurance Subsidiaries' investments in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is presented as a separate line item, "equity in earnings of investees," and typically represents the change in net asset value (NAV) of AssuredIM Funds and the Company's share of earnings of its other investees. The Insurance segment is authorized to invest up to $750 million in AssuredIM Funds. As of June 30, 2021, the Insurance segment had total commitments to AssuredIM Funds of $587 million of which $366 million represented net invested capital and $221 million was undrawn.

Net Investment Income and Equity in Earnings of Investees

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Net investment income
Managed by third parties	$51	$62	$102	$124
Loss mitigation securities	11	14	22	28
Managed by AssuredIM (1)	4	1	8	1
Other internally managed	4	5	10	11
Intercompany loans	3	2	5	5
Gross investment income	73	84	147	169
Investment expenses	(2)	(2)	(3)	(4)
Net investment income	$71	$82	$144	$165

Equity in earnings of investees
AssuredIM Funds	$37	$26	$47	$16
Other	11	—	20	1
Equity in earnings of investees	$48	$26	$67	$17
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

    Net investment income for Second Quarter 2021 and Six Months 2021 decreased compared to Second Quarter 2020 and Six Months 2020, primarily due to lower average balances in the fixed-maturity investment portfolio, and lower reinvestment yields on short-term investments. The fixed-maturity investment portfolio declined mainly due to dividends paid by the insurance subsidiaries that were used for AGL share repurchases. The overall pre-tax book yield was 3.15% as of June 30, 2021 and 3.33% as of June 30, 2020. Excluding the internally managed portfolio, pre-tax book yield was 2.92% as of June 30, 2021 and 3.05% as of June 30, 2020.

Equity in earnings of AssuredIM Funds in Second Quarter 2021 and Six Months 2021 was primarily attributable to changes in NAV of the CLO and healthcare funds. CLO funds' performance was driven by continued tightening of yields. Healthcare fund performance was driven by improved financial projections for a number of the portfolio companies as well as upward movement in the traded market multiples of comparable public companies. The fair value gains on investments in AssuredIM Funds in Second Quarter 2020 and Six Months 2020 were driven by the overall market rebounding in the second quarter.

Commutation Gains (Losses)

    In Second Quarter 2020, the Company reassumed $336 million in par from its largest remaining legacy third-party financial guaranty reinsurer. This commutation resulted in an increase of unearned premium reserve of $5 million and a commutation gain of $38 million.

    Other Income (Loss)

    Other income (loss) consists of recurring items such as foreign exchange gain (loss) on remeasurement, ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

Other Income (Loss)

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Foreign exchange gain (loss) on remeasurement (1)	$—	$—	$—	$(5)
Other	5	1	4	12
Total other income (loss)	$5	$1	$4	$7
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

Risk-Free Rates

	Risk-Free Rates used in Expected Loss for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of June 30, 2021	0.00%	-	2.14%	0.73%
As of March 31, 2021	0.00%		2.49%	0.88%
As of December 31, 2020	0.00%	-	1.72%	0.60%
As of June 30, 2020	0.00%		1.47%	0.57%
As of March 31, 2020	0.00%		1.39%	0.64%
As of December 31, 2019	0.00%	-	2.45%	1.94%

The primary components of economic loss development are presented in the tables that follow and the drivers of economic loss development are discussed below.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
	June 30, 2021	December 31, 2020	2021	2020	2021	2020
	(in millions)
Insurance	$406	$471	$(25)	$32	$(9)	$31
FG VIEs	52	59	(1)	1	(7)	7
Credit derivatives	8	(1)	6	1	9	(7)
Total	$466	$529	$(20)	$34	$(7)	$31

Net exposure rated below-investment-grade (BIG)	$7,654	$7,988

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
	June 30, 2021	December 31, 2020	2021	2020	2021	2020
	(in millions)
U.S. public finance	$221	$305	$1	$30	$16	$86
Non-U.S. public finance	22	36	(1)	2	(13)	5
Structured finance
U.S. RMBS	178	148	(28)	1	(17)	(62)
Other structured finance	45	40	8	1	7	2
Structured finance	223	188	(20)	2	(10)	(60)
Total	$466	$529	$(20)	$34	$(7)	$31

Effect of changes in the risk-free rates included in economic loss development (benefit)			$15	$1	$(33)	$32

        Second Quarter 2021 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.6 billion as of June 30, 2021 compared with $5.4 billion as of December 31, 2020. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2021 will be $221 million, compared with $305 million as of December 31, 2020. Economic loss development on U.S. exposures in Second Quarter 2021 was $1 million, which was primarily attributable to deterioration in a student housing transaction and changes in discount rates, which were partially offset by improvement in certain Puerto Rico exposures.

U.S. RMBS: The economic benefit attributable to U.S. RMBS was $28 million and was mainly attributable to a $25 million benefit for higher excess spread, a $7 million benefit for higher recoveries received for charged-off loans, and a $7 million benefit for improved performance in certain transactions, partially offset by an $11 million loss for changes in discount rates. Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR. Lower LIBOR results in higher excess spread.

Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $8 million, which was primarily attributable to LAE for certain transactions.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered) for additional information.

Second Quarter 2020 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.7 billion as of June 30, 2020 compared with $5.8 billion as of December 31, 2019. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2020 would be $543 million, compared with $531 million as of December 31, 2019. Economic loss development on U.S. exposures in Second Quarter 2020 was $30 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $2 million for non-U.S. exposures during Second Quarter 2020 due to the impact of negative European interest rates.

U.S. RMBS: The economic loss development attributable to U.S. RMBS was $1 million and was mainly related to COVID-19 related forbearances, partially offset by higher excess spread and improved performance in certain transactions and changes in liquidation rates. The economic development attributable to changes in discount rates was de minimis in Second Quarter 2020.

Six Months 2021 Net Economic Loss Development

Economic loss development on U.S. public finance exposures in Six Months 2021 was $16 million, which was primarily attributable to Puerto Rico exposures and deterioration in a student housing transaction, which were partially offset by changes in discount rates and improved cash flows for a certain transaction. The economic benefit was approximately $13 million for non-U.S. public finance exposures due mainly due to the restructuring of certain exposures and the impact of higher Euribor. The net benefit attributable to U.S. RMBS was $17 million and was mainly related to a $22 million benefit for changes in discount rates, a $17 million benefit for improvement in certain transactions and an $11 million benefit for higher recoveries received for charged-off loans, partially offset by a $33 million loss for lower excess spread. The economic loss development attributable to structured finance, excluding U.S. RMBS, was $7 million, which was primarily attributable to LAE for certain transactions.

        Six Months 2020 Net Economic Loss Development

Economic loss development on U.S. public finance exposures in Six Months 2020 was $86 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $5 million for non-U.S.
public finance exposures during Six Months 2020 due to the impact of negative European interest rates and the weaker outlook of the performance of a troubled U.K. road. The net benefit attributable to U.S. RMBS was $62 million and was mainly related to higher excess spread, and partially offset by COVID-19 related forbearances.

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

    Loss and LAE reported in the Insurance segment adjusted operating income (i.e., adjusted loss and LAE) includes loss and LAE on financial guaranty insurance contracts without giving effect to eliminations related to consolidation of FG VIEs, and includes losses on credit derivatives.

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

The following table presents the Insurance segment loss and LAE, net of reinsurance.

Insurance Segment
Loss and LAE (Benefit)

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
U.S. public finance	$4	$33	$30	$92
Non-U.S. public finance	(1)	—	(9)	—
Structured finance
U.S. RMBS	(22)	6	(10)	(38)
Other structured finance	7	—	7	3
Structured finance	(15)	6	(3)	(35)
Total loss and LAE (benefit)	$(12)	$39	$18	$57
    The primary components of the Insurance segment loss and LAE expense were as follows:

•Loss and LAE benefit in Second Quarter 2021 was mainly driven by U.S. RMBS exposures, partially offset by other structured finance. Loss and LAE in Six Months 2021 was driven by Puerto Rico and other structured finance, partially offset by a benefit in U.S. RMBS and certain European exposures.

•Loss and LAE in Second Quarter 2020 and Six Months 2020 was mainly driven by loss expense on certain Puerto Rico transactions. For Six Months 2020, these losses were partially offset by a benefit in first lien U.S. RMBS transactions.

    For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Financial Guaranty Insurance Losses.

Other Operating Expenses

The increase in other operating expenses in Six Months 2021 compared with Six Months 2020 was primarily attributable to the write-off of a $16 million intangible asset attributable to MAC insurance licenses. MAC was merged with and into AGM on April 1, 2021. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (7/8/21)	AA+ (stable) (10/29/20)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (7/8/21)	AA (stable) (10/29/20)	(1)	—
AG Re	AA (stable )(7/8/21)	—	—	—
AGRO	AA (stable) (7/8/21)	—	—	A+ (stable) (7/15/21)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/8/21)	AA+ (stable) (10/29/20)	A2 (stable) (8/13/19)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/8/21)	AA+ (stable) (10/29/20)	—	—
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

    For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see "— Liquidity and Capital Resources —" section below.

Asset Management Segment Results

Asset Management Results

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Revenues
Management fees (1)	$19	$12	$38	$28
Performance fees	—	—	1	—
Other income	2	1	2	2
Total revenues	21	13	41	30
Expenses
Employee compensation and benefit expenses	15	14	34	32
Amortization of intangible assets	3	3	6	6
Other operating expenses (1)	6	7	13	14
Total expenses	24	24	53	52
Adjusted operating income (loss) before income taxes	(3)	(11)	(12)	(22)
Less: Provision (benefit) for income taxes	(1)	(2)	(3)	(4)
Adjusted operating income (loss)	$(2)	$(9)	$(9)	$(18)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross as revenues.

    Asset Management Fees

    Management fees are generated by CLOs, opportunity funds, liquid strategies, and the wind-down funds. CLO fees are the net management fees that AssuredIM retains after rebating the portion of these fees that pertains to the CLO equity that is held directly by AssuredIM Funds. Management fees from opportunity funds and liquid strategies include funds that were launched since the BlueMountain Acquisition, in which the Insurance segment’s U.S. Insurance Subsidiaries invest, along with two previously established opportunity funds in their harvest periods. The Company also generates fees from legacy hedge and opportunity funds now subject to an orderly wind-down.

Management Fees

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
CLOs	$12	$2	$24	$7
Opportunity funds and liquid strategies	5	3	9	5
Wind-down funds	2	7	5	16
Total management fees	$19	$12	$38	$28

Management fees in Second Quarter 2021 increased by 58% compared with Second Quarter 2020, and 36% in Six Months 2021 compared with Six Months 2020, primarily due to an increase in CLO fees as a result of (i) higher fee-earning CLO assets under management (AUM) due to the sale to third-parties of CLO equity from legacy funds and the issuance of new CLOs, and (ii) the deferral of CLO fees in Second Quarter 2020 that did not recur in Second Quarter 2021. As of June 30, 2021 substantially all of the CLO equity held by legacy funds has been sold to third parties, which ends the fee rebates made back to these funds. CLO AUM includes CLO equity that is held by various AssuredIM Funds of $163 million as of June 30, 2021, and $265 million as of December 31, 2020. Fee-earning CLO AUM increased 37% in Six Months 2021 bringing fee-earning CLO AUM to 96% of total CLO AUM. In addition, the COVID-19 pandemic and downgrades in loan markets had triggered over-collateralization provisions in CLOs in the second and third quarters of 2020, resulting in the deferral of CLO management fees. As of June 30 2021, there were no CLOs managed by AssuredIM triggering over-collateralization provisions.

The increase in fees from opportunity funds and liquid strategies was mainly attributable to funds created since the Company acquired BlueMountain Capital Management, LLC. In addition, opportunity funds and liquid strategies also includes fees from municipal bond and asset-based funds created since the establishment of AssuredIM, fees from an IMA with the U.S. Insurance Subsidiaries, and two previously established funds. Opportunity funds and liquid strategies' AUM was $1.9 billion as of June 30, 2021 and December 31, 2020. Outflows from opportunity and liquid strategies were primarily driven by the return of capital in previously established funds in their harvest period.

Management fees from wind-down funds declined as distributions to investors continued throughout Six Months 2021. The AUM of wind-down funds as of June 30, 2021 was $1,179 million compared with $1,623 million as of December 31, 2020.

While total AUM increased slightly in Second Quarter 2021 from $17.5 billion as of March 31, 2021 to $17.6 billion as of June 30, 2021, fee-earning AUM rose by 13% over the same period, from $14.4 billion to $16.3 billion. In Six Months 2021, AUM increased from $17.3 billion to $17.6 billion, while fee-earning AUM increased rose by 26% from $12.9 billion as of December 31, 2020 to $16.3 billion as of June 30, 2021.

Roll Forward of
Assets Under Management
Second Quarter 2021

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, March 31, 2021	$14,331	$1,513	$384	$1,297	$17,525

Inflows - third party	400	26	—	—	426
Inflows - intercompany	—	—	—	—	—
Outflows:
Redemptions	—	—	—	—	—
Distributions	(227)	(157)	—	(98)	(482)
Total outflows	(227)	(157)	—	(98)	(482)
Net flows	173	(131)	—	(98)	(56)
Change in value	58	81	4	(20)	123
AUM, June 30 , 2021	$14,562	$1,463	$388	$1,179	$17,592

Roll Forward of
Assets Under Management
Six Months 2021

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2020	$13,856	$1,486	$383	$1,623	$17,348

Inflows - third party	1,213	26	—	—	1,239
Inflows - intercompany	109	—	—	—	109
Outflows:
Redemptions	—	—	—	—	—
Distributions	(583)	(278)	—	(427)	(1,288)
Total outflows	(583)	(278)	—	(427)	(1,288)
Net flows	739	(252)	—	(427)	60
Change in value	(33)	229	5	(17)	184
AUM, June 30 , 2021	$14,562	$1,463	$388	$1,179	$17,592

Components of
Assets Under Management

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of June 30, 2021:
Funded AUM	$14,488	$951	$388	$1,157	$16,984
Unfunded AUM	74	512	—	22	608

Fee-earning AUM	$13,990	$1,174	$388	$751	$16,303
Non-fee earning AUM	572	289	—	428	1,289

Intercompany AUM
Funded AUM	$491	$145	$367	$—	$1,003
Unfunded AUM	68	153	—	—	221

As of December 31, 2020:
Funded AUM	$13,809	$992	$383	$1,601	$16,785
Unfunded AUM	47	494	—	22	563

Fee-earning AUM	$10,248	$1,176	$383	$1,133	$12,940
Non-fee earning AUM	3,608	310	—	490	4,408

Intercompany AUM
Funded AUM	$405	$126	$362	$—	$893
Unfunded AUM	40	137	—	—	177

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

•the amount of aggregate collateral balance and principal cash of AssuredIM's CLOs, including CLO equity that may be held by AssuredIM Funds. This also includes CLO assets managed by BlueMountain Fuji Management, LLC (BM Fuji), which was sold to a third party in Second Quarter 2021. AssuredIM is not the investment manager of BM Fuji-advised CLOs, but following the sale, AssuredIM sub-advises and continues to provide personnel and other services to BM Fuji associated with the management of BM Fuji-advised CLOs pursuant to a sub-advisory agreement and a personnel and services agreement, consistent with past practices, and

•the net asset value of all funds and accounts other than CLOs, plus any unfunded commitments. Changes in NAV attributable to movements in fund value of certain private equity funds are reported on a quarter lag.

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

“Third-party AUM” refers to the assets AssuredIM manages or advises on behalf of third-party investors. This includes current and former employee investments in AssuredIM Funds. For CLOs, this also includes CLO equity that may be held by AssuredIM Funds.

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

“Fee-earning AUM” refers to assets where AssuredIM collects fees and has elected not to waive or rebate fees to investors.

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

Corporate Division Results

Corporate Results

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Revenues
Net investment income	$—	$—	$—	$1
Loss on extinguishment of debt	—	—	—	(5)
Total revenues	—	—	—	(4)
Expenses
Interest expense	26	23	49	48
Employee compensation and benefit expenses	5	3	10	8
Other operating expenses	5	6	9	11
Total expenses	36	32	68	67
Equity in earnings of investees	—	—	—	(5)
Adjusted operating income (loss) before income taxes	(36)	(32)	(68)	(76)
Less: Provision (benefit) for income taxes	(2)	(6)	(5)	(11)
Adjusted operating income (loss)	$(34)	$(26)	$(63)	$(65)

The Corporate division loss in Second Quarter 2021 increased compared to Second Quarter 2020 primarily due to the interest expense associated with the issuance, on May 26, 2021, of $500 million in AGUS 3.15% Senior Notes due in 2031, as well as higher state and local income tax expense. On July 9, 2021, a portion of the proceeds of the debt issuance was used to redeem the following AGMH debt: $100 million of 6 7/8% Quarterly Interest Bonds due in 2101, and $100 million of 6.25% Notes due in 2102. In the third quarter of 2021, the Company will recognize a loss of approximately $66 million on a pre-tax basis ($52 million after-tax) associated with the redemption of AGMH debt, which represents the difference between the amount paid to redeem AGMH's debt and the carrying value of the debt. The carrying value of the debt included the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009. See Item 1. Financial Statements, Note 14, Long-Term Debt.

Interest expense relates to debt issued by the U.S. Holding Companies. Intersegment interest expense of $3 million in Second Quarter 2021, $2 million in Second Quarter 2020 and $5 million in both Six Months 2021 and Six Months 2020 related primarily to the $250 million AGUS debt to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition.

The loss on extinguishment of debt in Six Months 2020, recorded in other income (loss), is related to the AGUS purchase of a portion of the principal amount of AGMH's outstanding Junior Subordinated Debentures.

Compensation and benefits expenses allocated to the Corporate division are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

    Equity in earnings of investees was a loss in Six Months 2020 due to a write-down of AGUS' investment in an investment firm that provides investment banking services in the global infrastructure sector.

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

VIE Consolidation Effect on
Net Income (Loss) Attributable to AGL

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Effect of consolidating:
FG VIEs	$3	$—	$3	$(4)
Investment vehicles	1	—	1	—
VIE consolidation effect	$4	$—	$4	$(4)

    The types of VIEs the Company consolidates when it is deemed to be the primary beneficiary primarily include (1) entities whose debt obligations the insurance subsidiaries insure, and (2) investment vehicles such as collateralized financing entities, CLO warehouses and AssuredIM Funds. The Company eliminates the effects of intercompany transactions between its consolidated VIEs and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

    Generally, the consolidation of the AssuredIM investment vehicles and FG VIEs has a significant gross-up effect on the Company's assets, liabilities and cash flows. The majority of the economic interest the Company holds in consolidated AssuredIM Funds is held by the insurance subsidiaries and presented in the Insurance segment. The ownership interests of the Company's consolidated AssuredIM Funds to which the Company has no economic rights are reflected as either redeemable or nonredeemable noncontrolling interests in the Company's condensed consolidated financial statements. See Item 1, Financial Statements, Note 9, Variable Interest Entities, for additional information.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
To Adjusted Operating Income (Loss)

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to AGL	$98	$183	$109	$128
Less pre-tax adjustments:
Realized gains (losses) on investments	4	4	1	(1)
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(31)	97	(50)	9
Fair value gains (losses) on CCS	(6)	(25)	(25)	23
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	5	2	6	(55)
Total pre-tax adjustments	(28)	78	(68)	(24)
Less tax effect on pre-tax adjustments	6	(14)	14	—
Adjusted operating income (loss)	$120	$119	$163	$152

Gain (loss) related to VIE consolidation (net of tax provision (benefit) of $1, $-, $1 and $(1)) included in adjusted operating income	$4	$—	$4	$(4)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Gross realized gains on available-for-sale securities	$6	$16	$9	$23
Gross realized losses on available-for-sale securities	(2)	(8)	(4)	(9)
Change in credit impairment and intend to sell	—	(4)	(4)	(15)
Net realized investment gains (losses)	$4	$4	$1	$(1)

    Change in credit impairment in all periods was related primarily to the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in Six Months 2020.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of June 30, 2021, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 10, Fair Value Measurement, for additional information.

Second Quarter 2021 and Six Months 2021 non-credit impairment fair value losses on credit derivatives were generated primarily as a result of the tightening of AGC spreads, partially offset by general price improvements of the underlying collateral. Except for underlying credit impairment, which is recognized as loss expense in the Insurance segment, the fair value adjustments on credit derivatives in the insured portfolio are non-economic adjustments that reverse to zero over the remaining term of that portfolio.

Second Quarter 2020 non-credit impairment fair value gains on credit derivatives were generated primarily as a result of price improvements of the underlying collateral, partially offset by losses due to the tightening of AGC spreads. During Six Months 2020, non-credit impairment fair value gains were generated primarily as a result of widening of AGC spreads. These gains were partially offset by the wider spreads of the underlying collateral and lower discount rates.

    Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair value on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of June 30, 2021		As of December 31, 2020
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(265)	$(111)	$(221)	$(121)
Base Scenario	(154)	—	(100)	—
Decrease of 25 bps	(91)	63	(81)	19
All transactions priced at floor	(62)	92	(63)	37
 ____________________
(1)Includes the effects of changes in the net spreads assumed by the Company.

    Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in Second Quarter 2021 and Six Months 2021 were primarily due to a tightening in market spreads during the periods. Fair value losses on CCS in Second Quarter 2020 were caused by the steep reduction in LIBOR during the period. Fair value gains on CCS in Six Months 2020 were primarily due to a widening in market spreads during the period. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

Reconciliation of Shareholders’ Equity Attributable to AGL
To Adjusted Book Value

	As of June 30, 2021		As of December 31, 2020
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,503	$87.74	$6,643	$85.66
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(41)	(0.55)	9	0.12
Fair value gains (losses) on CCS	27	0.36	52	0.66
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	552	7.45	611	7.89
Less taxes	(98)	(1.33)	(116)	(1.50)
Adjusted operating shareholders’ equity	6,063	81.81	6,087	78.49
Pre-tax adjustments:
Less: Deferred acquisition costs	126	1.70	119	1.54
Plus: Net present value of estimated net future revenue	178	2.40	182	2.35
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,354	45.26	3,355	43.27
Plus taxes	(596)	(8.05)	(597)	(7.70)
Adjusted book value	$8,873	$119.72	8,908	114.87

Gain (loss) related to VIE consolidation included in adjusted operating shareholders' equity (net of tax provision of $1 and $0)	$3	$0.05	$2	$0.03

Gain (loss) related to VIE consolidation included in adjusted book value (net of tax benefit of $2 and $2)	$(6)	$(0.09)	$(8)	$(0.10)

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

Reconciliation of GWP to PVP

	Second Quarter 2021					Second Quarter 2020
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$29	$44	$11	$—	$84	$60	$81	$8	$—	$149
Less: Installment GWP and other GAAP adjustments (1)	—	24	11	—	35	—	81	8	—	89
Upfront GWP	29	20	—	—	49	60	—	—	—	60
Plus: Installment premium PVP	—	23	9	—	32	—	28	8	—	36
PVP	$29	$43	$9	$—	$81	$60	$28	$8	$—	$96

	Six Months 2021					Six Months 2020
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$108	$49	$14	$—	$171	$89	$115	$9	$—	$213
Less: Installment GWP and other GAAP adjustments (1)	34	27	12	—	73	—	115	9	—	124
Upfront GWP	74	22	2	—	98	89	—	—	—	89
Plus: Installment premium PVP	36	24	9	—	69	—	49	9	—	58
PVP	$110	$46	$11	$—	$167	$89	$49	$9	$—	$147
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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2021		As of December 31, 2020
Sector	Net Par Outstanding	Avg. Rating	Net Par Outstanding	Avg. Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$72,993	A-	$72,268	A-
Tax backed	35,315	A-	34,800	A-
Municipal utilities	24,943	A-	25,275	A-
Transportation	15,463	BBB+	15,179	BBB+
Healthcare	9,054	BBB+	8,691	BBB+
Higher education	6,369	A-	6,127	A-
Infrastructure finance	6,325	A-	5,843	A-
Housing revenue	1,092	BBB-	1,149	BBB
Investor-owned utilities	634	A-	644	A-
Renewable energy	196	A-	204	A-
Other public finance-U.S.	1,283	A-	1,417	A-
Total public finance—U.S.	173,667	A-	171,597	A-
Non-U.S.:
Regulated utilities	18,947	BBB+	19,370	BBB+
Infrastructure finance	17,313	BBB	17,819	BBB
Sovereign and sub-sovereign	11,537	A+	11,682	A+
Renewable energy	2,710	A-	2,708	A-
Pooled infrastructure	1,459	AAA	1,449	AAA
Total public finance—non-U.S.	51,966	BBB+	53,028	A-
Total public finance	225,633	A-	224,625	A-
Structured finance:
U.S.:
Life insurance transactions	3,032	AA-	2,581	AA-
RMBS	2,715	BBB-	2,990	BBB-
Financial products	780	AA-	820	AA-
Pooled corporate obligations	751	AA	1,193	AA
Consumer receivables	673	A	768	A-
Other structured finance	617	A-	600	A-
Total structured finance—U.S.	8,568	A	8,952	A
Non-U.S.:
RMBS	345	A	357	A
Other structured finance	190	AA-	219	A+
Total structured finance—non-U.S.	535	A	576	A
Total structured finance	9,103	A	9,528	A
Total net par outstanding	$234,736	A-	$234,153	A-

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company's obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of June 30, 2021 and December 31, 2020 was $5.3 billion and $5.6 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $89 million and $91 million as of June 30, 2021 and December 31, 2020, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.7 billion net par as of June 30, 2021, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico
By Company
As of June 30, 2021

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO (2)	$574	$185	$353	$—	$1,112	$1,150
PBA (2)	2	134	—	(2)	134	140
Subtotal - GO/PBA PSA	576	319	353	(2)	1,246	1,290
PRHTA (Transportation revenue) (2)	244	472	180	(79)	817	817
PRHTA (Highway revenue) (2)	399	63	31	—	493	493
PRCCDA	—	152	—	—	152	152
Subtotal - HTA/CCDA PSA	643	687	211	(79)	1,462	1,462
PREPA (2)	489	71	216	—	776	787
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Subtotal Subject to a Support Agreement	1,708	1,092	781	(81)	3,500	3,555

Other Puerto Rico Exposures
MFA	151	23	49	—	223	232
PRASA and U of PR	—	2	—	—	2	2
Subtotal Other Puerto Rico Exposures	151	25	49	—	225	234

Total exposure to Puerto Rico	$1,859	$1,117	$830	$(81)	$3,725	$3,789
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

Amortization Schedule
of Net Par of Puerto Rico
As of June 30, 2021

	Scheduled Net Par Amortization
	2021 (3Q)	2021 (4Q)	2022	2023	2024	2025	2026 - 2030	2031 - 2035	2036 - 2040	2041 - 2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO	$16	$—	$37	$14	$73	$68	$268	$491	$145	$—	$1,112
PBA	12	—	—	7	—	6	54	38	17	—	134
Subtotal - GO/PBA PSA	28	—	37	21	73	74	322	529	162	—	1,246
PRHTA (Transportation revenue)	18	—	28	33	4	29	167	242	251	45	817
PRHTA (Highway revenue)	35	—	40	32	32	34	40	227	53	—	493
PRCCDA	—	—	—	—	—	—	19	104	29	—	152
Subtotal - HTA/CCDA PSA	53	—	68	65	36	63	226	573	333	45	1,462
PREPA	28	—	28	95	93	68	362	102	—	—	776
PRIFA	—	—	—	2	—	—	—	—	10	4	16
Subtotal Subject to a Support Agreement	109	—	133	183	202	205	910	1,204	505	49	3,500

Other Puerto Rico Exposures
MFA	43	—	43	23	19	18	77	—	—	—	223
PRASA and U of PR	—	—	—	—	1	—	—	1	—	—	2
Subtotal Other Puerto Rico Exposures	43	—	43	23	20	18	77	1	—	—	225

Total	$152	$—	$176	$206	$222	$223	$987	$1,205	$505	$49	$3,725

Amortization Schedule
of Net Debt Service of Puerto Rico
As of June 30, 2021

	Scheduled Net Debt Service Amortization
	2021 (3Q)	2021 (4Q)	2022	2023	2024	2025	2026 - 2030	2031 - 2035	2036 - 2040	2041 - 2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO	$45	$—	$94	$70	$128	$119	$480	$623	$159	$—	$1,718
PBA	16	—	7	13	6	13	71	49	18	—	193
Subtotal - GO/PBA PSA	61	—	101	83	134	132	551	672	177	—	1,911
PRHTA (Transportation revenue)	40	—	69	73	42	67	334	367	300	47	1,339
PRHTA (Highway revenue)	48	—	64	54	53	53	122	277	55	—	726
PRCCDA	3	—	7	7	7	7	51	127	31	—	240
Subtotal - HTA/CCDA PSA	91	—	140	134	102	127	507	771	386	47	2,305
PREPA	43	3	62	129	122	91	427	110	—	—	987
PRIFA	—	—	1	3	1	1	4	3	13	4	30
Subtotal Subject to a Support Agreement	195	3	304	349	359	351	1,489	1,556	576	51	5,233

Other Puerto Rico Exposures
MFA	49	—	52	29	24	22	86	—	—	—	262
PRASA and U of PR	—	—	—	—	1	—	—	1	—	—	2
Subtotal Other Puerto Rico Exposures	49	—	52	29	25	22	86	1	—	—	264

Total	$244	$3	$356	$378	$384	$373	$1,575	$1,557	$576	$51	$5,497

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 1.2% of the total net par outstanding, and BIG U.S. RMBS represent 18.1% of total BIG net par outstanding.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2021

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$13	$13	$—	$456	$27	$509
2005	32	161	19	199	88	499
2006	33	32	1	117	157	340
2007	—	258	20	840	212	1,330
2008	—	—	—	37	—	37
Total exposures	$78	$464	$40	$1,649	$484	$2,715

Exposures rated BIG	$47	$262	$19	$901	$155	$1,384

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends from their operating subsidiaries (see Insurance Subsidiaries, Distributions From Insurance Subsidiaries below for a description of dividend restrictions) and their access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:

•principal and interest on debt issued by AGUS and AGMH,
•dividends on AGL's common shares, and
•the payment of operating expenses.

AGL and its U.S. Holding Companies may also require liquidity to:

•make capital investments in their operating subsidiaries,
•fund acquisitions of new businesses,
•purchase or redeem the Company's outstanding debt, or
•to repurchase AGL's common shares pursuant to AGL's share repurchase authorization.

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

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of June 30, 2021	As of December 31, 2020
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	500	500
3.15% Senior Notes	3.15%	2031	500	—
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt subtotal			1,350	850
AGUS - intercompany loans from insurance subsidiaries
AGC/AGM/MAC	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00%	2023	30	30
AGUS intercompany loans subtotal			280	280
Total AGUS			1,630	1,130
AGMH
67/8% Quarterly Interest Bonds	6.88%	2101	100	100
6.25% Notes	6.25%	2102	230	230
5.6% Notes	5.60%	2103	100	100
Junior Subordinated Debentures	1 Month LIBOR +2.215%	2066	300	300
Total AGMH			730	730
AGMH's long-term debt purchased by AGUS			(154)	(154)
U.S. Holding Company debt			$2,206	$1,706

On May 26, 2021, AGUS issued $500 million in 3.15% coupon debt. On July 9, 2021, a portion of the proceeds of the debt issuance was used to redeem $200 million in AGMH debt. See Item 1. Financial Statements, Note 14, Long-Term Debt.

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

For more information, see the Company's 2020 Annual Report on Form 10-K, Part II. Item 8. Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities.

Guarantor and U.S. Holding Companies' Summarized Financial Information

AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,630 million aggregate principal amount of notes issued by the U.S. Holding Companies, and the $450 million aggregate principal amount of junior subordinated debentures issued by the U.S. Holding Companies, and the AGC/AGM/MAC intercompany loans. The following tables include summarized financial information for AGL and the U.S. Holding Companies, excluding their investments in subsidiaries.

	As of June 30, 2021
	AGL	U.S. Holding Companies
	(in millions)
Assets
Investments and cash (1)	$89	$562
Receivables from affiliates (2)	29	—
Receivable from U.S. Holding Companies	200	—
Other assets	6	63

Liabilities
Long-term debt	—	1,718
Loans payable to affiliate	—	280
Payable to affiliates (2)	7	14
Payable to AGL	—	200
Other liabilities	4	154
____________________
(1)    As of June 30, 2021, weighted average durations of AGL's and the U.S. Holding Companies' fixed-maturity securities (excluding AGUS' investment in AGMH's debt) were 5.1 years and 2.0 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Six Months 2021
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$—

Expenses
Interest expense	—	49
Other expenses	17	2

Income (loss) before provision for income taxes and equity in earnings of investees	(16)	(51)
Equity in earnings of investees	—	—
Net income (loss)	(16)	(47)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Significant Cash Flow Items

	Six Months 2021
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries	$115	$119
Interest paid	—	(40)
Investments in subsidiaries	—	(15)
Dividends paid to AGL	—	(115)
Dividends paid	(35)	—
Repurchases of common shares (1)	(165)	—
Issuance of debt	—	495
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
•principal of, and interest on, surplus notes, where applicable, and
•capital investments in their own subsidiaries, where appropriate.

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company intends to hold and has the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

     Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. While it appears to the Company that significant federal funding in 2021 may have mitigated the financial stress from direct and indirect consequences of COVID-19 for most obligors and assets underlying obligations guaranteed by the Company, the pandemic may still result in further increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it, and the effectiveness and acceptance of vaccines for it, remain unknown, so the Company cannot predict the ultimate size of any increases in claims that may result from the pandemic.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $621 million as of June 30, 2021. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of June 30, 2021, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

The transaction documentation with one counterparty for $55 million of CDS insured by the Company requires the Company to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of June 30, 2021, the Company did not have to post collateral to satisfy these requirements and the maximum posting requirement was $55 million.

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

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2021 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $294 million, of which approximately $105 million is available for distribution in the third quarter of 2021.

•The maximum amount available during 2021 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $94 million, of which approximately $15 million is available for distribution in the third quarter of 2021.

•Based on the applicable law and regulations, in 2021 AG Re (a subsidiary of AGL) has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $257 million as of June 30, 2021. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $273 million as of June 30, 2021, and (ii) the amount of statutory surplus, which as of June 30, 2021 was $181 million.

•Based on the applicable law and regulations, in 2021 AGRO (an indirect subsidiary of AGRe) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $107 million as of June 30, 2021. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $406 million as of June 30, 2021, and (ii) the amount of Statutory surplus, which as of June 30, 2021 was $292 million.

Distributions From / Contributions To
Insurance Company Subsidiaries

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Dividends paid by AGC to AGUS	$24	$24	$37	$109
Dividends paid by AGM to AGMH	—	—	82	72
Contributions from AGM to AGE SA	—	—	—	(26)

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
As of June 30, 2021, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $273 million, including $231 million by AGC and $42 million by AG Re.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities is one-month LIBOR plus 200 bps. LIBOR may be discontinued. See "— Executive Summary — Other Matters — LIBOR Sunset" above and the Risk Factor captioned "The Company may be adversely impacted by the transition from LIBOR as a reference rate" under Operational Risks in Part I, Item 1A, Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

Changes in interest rates affect the value of the Company’s fixed-maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of high-quality, liquid instruments. Other invested assets includes interest in AssuredIM Funds, and other alternative investments. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 8, Investments and Cash and Note 10, Fair Value Measurement.

Investment Portfolio
Carrying Value

	As of
	June 30, 2021	December 31, 2020
	(in millions)
Fixed-maturity securities	$8,819	$8,773
Short-term investments	1,087	851
Other invested assets	237	214
Total	$10,143	$9,838

The Company’s fixed-maturity securities and short-term investments had a duration of 4.4 years and 4.3 years as of June 30, 2021 and December 31, 2020, respectively. Generally, the Company’s fixed-maturity securities are designated as available-for-sale.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of June 30, 2021

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$329	$337
Due after one year through five years	1,586	1,701
Due after five years through 10 years	1,919	2,046
Due after 10 years	3,580	3,863
Mortgage-backed securities:
RMBS	514	512
Commercial mortgage-backed securities (CMBS)	338	360
Total	$8,266	$8,819

Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s investment portfolio as of June 30, 2021 and December 31, 2020. Ratings reflect the lower of Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

 Distribution of
Fixed-Maturity Securities by Rating

	As of
Rating	June 30, 2021	December 31, 2020
AAA	14.7%	15.5%
AA	38.2	38.3
A	24.8	25.4
BBB	13.7	12.0
BIG (1)	7.8	8.1
Not rated	0.8	0.7
Total	100.0%	100.0%
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

Fair Value of AGAS’s Interest
in AssuredIM Funds

	As of
	June 30, 2021	December 31, 2020
	(in millions)
AssuredIM Funds by strategy (1)
CLOs	$182	$100
Municipal bonds	107	105
Healthcare	90	97
Asset-based	54	43
Total	$433	$345
____________________
(1)Except for a healthcare fund with a NAV of $90 million as of June 30, 2021 and $91 million as of December 31, 2020 that did not meet the criteria for consolidation, these amounts represent the carrying value (NAV) of AGAS's investments in the funds that are consolidated at the AGL reporting level because the Company deemed to be the primary beneficiary.

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $264 million and $262 million as of June 30, 2021 and December 31, 2020, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,241 million and $1,511 million, based on fair value, as of June 30, 2021 and December 31, 2020, respectively.

Commitments

The Company agreed to purchase up to $125 million of limited partnership interests and other similar investments, of which $92 million was not yet funded as of June 30, 2021.

The Company is authorized to invest up to $750 million in AssuredIM Funds. As of June 30, 2021, the Insurance segment had total commitments to AssuredIM Funds of $587 million of which $366 million represented net invested capital and $221 million was undrawn.

AssuredIM

Sources and Uses of Funds

    AssuredIM's sources of liquidity are (1) net working capital, (2) cash from operations, including management and performance fees (which are unpredictable as to amount and timing), and (3) capital contributions from AGUS (in Six Months 2021 and Six Months 2020 $15 million and $30 million, respectively, had been contributed to supplement working capital). As of June 30, 2021, AssuredIM had $26 million in cash and short-term investments.

    AssuredIM's liquidity needs primarily include (1) paying operating expenses, including compensation, (2) paying dividends or other distributions to AGUS, and (3) capital to support growth and expansion of the asset management business.

Leases

    The Company has entered into several lease agreements for office space in Bermuda, New York, San Francisco, London, Paris, and other locations with various lease terms.

During the fourth quarter of 2020, the Company entered into an agreement to sublease an additional 52,000 square feet of office space in the building where its New York City headquarters is located, in order to relocate AssuredIM. This sublease with an additional $32 million of future rental payments commenced in Six Months 2021 and expires in 2032.

During Second Quarter 2021, the Company entered into a renewed lease agreement for its existing Bermuda office space. This lease, with an additional $2 million of future rental payments, commenced in Second Quarter 2021 and expires in April 2026.

Consolidated VIEs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidated VIEs; however, the Company's condensed consolidated financial statements reflect the financial position of Assured Guaranty as well as Assured Guaranty's consolidated VIEs. See Item. 1, Financial Statements, Note 9, Variable Interest Entities, for additional information. The primary sources and uses of cash at Assured Guaranty's consolidated VIEs are as follows:

•FG VIEs. The primary sources of cash in FG VIEs are the collection of principal and interest on the collateral supporting insured debt obligations, and the primary uses of cash are the payment of principal and interest due on the insured obligations.

•Investment Vehicles. The primary sources and uses of cash in the CIVs are raising capital from investors, using capital to make investments, generating cash income from investments, paying expenses, distributing cash flow to investors and issuing debt or borrowing funds to finance investments (CLOs and warehouses).

Credit Facilities of CIVs

Certain of the Company’s CIVs have entered into financing arrangements with financial institutions, generally to provide liquidity to such CIVs during the CLO warehouse stage. Borrowings are generally secured by the investments purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective vehicle. When a CIV borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or the Company. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or the Company.

As of June 30, 2021, these credit facilities have varying maturities ranging from October 1, 2021 to April 23, 2023 with the aggregate principal amount not exceeding $1,147 million. The current available commitment is based on the amount of equity contributed to the warehouse and was $199 million. As of June 30, 2021, $97 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 85 bps to 3-month LIBOR plus 165 bps (with a floor on the LIBOR/Euribor rates of zero). The CLO warehouses were in compliance with all financial covenants as of June 30, 2021.

As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under a BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) credit facility dated August 26, 2020 by EUR 2021-1 and AssuredIM, respectively. During the first quarter of 2021, EUR 2021-1 and AssuredIM repaid the borrowings under this credit facility.

Condensed Consolidated Cash Flows

    The condensed consolidated statements of cash flow include the cash flows of the Insurance and Asset Management subsidiaries and holding companies as well as the cash flows of the consolidated FG VIEs and CIVs.

Condensed Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in millions)
Net cash flows provided by (used in) operating activities before effect of VIE consolidation	$88	$176	$46	$79
Effect of VIE consolidation (1)	(571)	(457)	(995)	(524)
Net cash flows provided by (used in) operating activities	(483)	(281)	(949)	(445)
Net cash flows provided by (used in) investing activities before effect of VIE consolidation	(424)	166	(343)	408
Effect of VIE consolidation (1)	43	178	87	325
Net cash flows provided by (used in) investing activities	(381)	344	(256)	733
Dividends paid	(17)	(17)	(35)	(37)
Repurchases of common shares	(88)	(164)	(165)	(280)
Issuance of long-term debt, net of issuance costs	495	—	495	—
Repurchase of long-term debt	—	—	—	(21)
Net cash flows provided by (used in) financing activities before effect of VIE consolidation	(2)	(2)	(14)	(13)
Effect of VIE consolidation (1)	426	372	922	360
Net cash flows provided by (used in) financing activities (2)	814	189	1,203	9
Effect of exchange rate changes	—	—	—	(7)
Cash and restricted cash at beginning of period	346	221	298	183
Total cash and restricted cash at the end of the period	$296	$473	$296	$473
____________________
(1)     VIE consolidation includes the effects of FG VIEs and CIVs.
(2)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs' liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating VIEs, was an inflow of $46 million in Six Months 2021 and $79 million in Six Months 2020. The decrease in cash inflows during 2021 was primarily due to cash received from a commutation during 2020, which was partially offset by an increase in gross premiums received (net of commissions). Cash flows from operations attributable to the effect of VIE consolidation was negative in 2021 and 2020 due to the inclusion of investing activities of CIVs, which included cash outflows for purchases of investments, offset in part by sales of investments.

    Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows during 2021 was mainly attributable to higher sales of securities in 2020 to fund higher share repurchases.

Financing activities primarily consist of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities, as well and CLO issuances and CLO warehouse financing activities. In Six Months 2021 it also included the issuance of 3.15% Senior Notes.

From July 1 through August 5, 2021, the Company repurchased an additional 1.2 million of common shares. As of August 5, 2021, the Company was authorized to purchase $379 million of its common shares, including a $350 million additional authorization that was approved by the Board on August 4, 2021. For more information about the Company's share repurchases and authorizations, see Item 1, Financial Statements, Note 15, Shareholders' Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, there were no material changes to the market risks that the Company is exposed to since December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES

Assured Guaranty’s management, with the participation of AGL’s President and Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are effective in recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, information required to be disclosed by AGL in the reports that it files or submits under the Exchange Act and ensuring that such information is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based on their evaluation as of June 30, 2021 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company's internal control over financial reporting during Second Quarter 2021 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and in Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. The Lehman Brothers International (Europe) (in administration) (LBIE) trial was originally scheduled for March 9, 2020 in the Supreme Court before Justice Marcy Friedman (who has since retired), but it was postponed due to COVID-19. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and remove the action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. On March 22, 2021, the Bankruptcy Court denied the motion and remanded the action to the Supreme Court of the State of New York. On March 29, 2021, the action was reassigned to Justice Melissa A. Crane. Trial is scheduled to begin on October 18, 2021. See Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies - Legal Proceedings contained in this Form 10-Q.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, "Item 1A. Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Second Quarter 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
April 1- April 30	555,017	$45.03	555,017	$149,994,657
May 1- May 31	238,504	$48.34	231,583	$138,820,104
June 1- June 30	1,100,931	$47.10	1,100,931	$86,963,476
Total	1,894,452	$46.65	1,887,531
____________________
(1)    After giving effect to repurchases since the beginning of 2013 through August 5, 2021, the Company has repurchased a total of 126.6 million common shares for approximately $3,885 million, excluding commissions, at an average price of $30.68 per share. The Board of Directors authorized, on August 4, 2021, an additional $350 million of share repurchases. As of August 5, 2021, the remaining authorization the Company was authorized to purchase was $379 million of its common shares, on a settlement basis.
(2)     Excludes commissions.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number
4.1
Form of Officer’s Certificate related to 3.150% Senior Notes due 2031, containing Form of 3.150% Senior Notes due 2031 as Exhibit A. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 26, 2021)

22	Subsidiary Guarantors and Issuers of Guaranteed Securities
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30,
2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the Three and Six
Months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for
the Three and Six Months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of
Shareholders’ Equity for the Three and Six Months ended June 30, 2021 and 2020; (v) Condensed Consolidated
Statements of Cash Flows for the Six Months ended June 30, 2021 and 2020; and (vi) Notes to Condensed
Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 6, 2021	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)