Form 10-Q
period 2021-09-30
ASSURED GUARANTY LTD
filed 2021-11-05
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
(441) 279-5700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:		Trading Symbol(s)	Name of exchange on which registered
Common Shares	$0.01 par value per share	AGO	New York Stock Exchange
Assured Guaranty US Holdings Inc. 5.000% Senior Notes due 2024 (and the related guarantee of Registrant)		AGO 24	New York Stock Exchange
Assured Guaranty US Holdings Inc. 3.150% Senior Notes due 2031 (and the related guarantee of Registrant)		AGO/31	New York Stock Exchange
Assured Guaranty US Holdings Inc. 3.600% Senior Notes due 2051 (and the related guarantee of Registrant)		AGO/51	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 2, 2021 was 69,850,789 (includes 44,797 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	September 30, 2021	December 31, 2020
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $35 and $78 (amortized cost of $8,188 and $8,204)	$8,663	$8,773
Short-term investments, at fair value	694	851
Other invested assets (includes $132 and $106, at fair value)	260	214
Total investments	9,617	9,838
Cash	101	162
Premiums receivable, net of commissions payable	1,378	1,372
Deferred acquisition costs	129	119
Salvage and subrogation recoverable	1,148	991
Financial guaranty variable interest entities’ assets, at fair value	271	296
Assets of consolidated investment vehicles (includes $4,116 and $1,727, at fair value)	4,371	1,913
Goodwill and other intangible assets	178	203
Other assets (includes $127 and $145, at fair value)	421	440
Total assets	$17,614	$15,334
Liabilities
Unearned premium reserve	$3,716	$3,735
Loss and loss adjustment expense reserve	981	1,088
Long-term debt	1,671	1,224
Credit derivative liabilities, at fair value	137	103
Financial guaranty variable interest entities’ liabilities with recourse, at fair value	281	316
Financial guaranty variable interest entities’ liabilities without recourse, at fair value	20	17
Liabilities of consolidated investment vehicles (includes $3,243 and $1,299, at fair value)	3,886	1,590
Other liabilities	526	556
Total liabilities	11,218	8,629

Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Note 9)	21	21

Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 71,241,940 and 77,546,896 shares issued and outstanding)	1	1
Retained earnings	5,924	6,143
Accumulated other comprehensive income, net of tax of $74 and $89	374	498
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,300	6,643
Nonredeemable noncontrolling interests (Note 9)	75	41
Total shareholders’ equity	6,375	6,684
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$17,614	$15,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Net earned premiums	$102	$107	$307	$331
Net investment income	66	71	204	229
Asset management fees	20	17	65	60
Net realized investment gains (losses)	3	13	4	12
Fair value gains (losses) on credit derivatives	21	(3)	(31)	20
Fair value gains (losses) on committed capital securities	(3)	(10)	(28)	13
Fair value gains (losses) on financial guaranty variable interest entities	5	—	18	(8)
Fair value gains (losses) on consolidated investment vehicles	16	18	53	37
Foreign exchange gains (losses) on remeasurement	(27)	40	(22)	(20)
Commutation gain (losses)	—	—	—	38
Other income (loss)	9	15	15	24
Total revenues	212	268	585	736
Expenses
Loss and loss adjustment expenses (benefit)	(68)	73	(54)	130
Interest expense	23	21	67	64
Loss on extinguishment of debt	175	—	175	—
Amortization of deferred acquisition costs	3	4	10	11
Employee compensation and benefit expenses	59	57	173	167
Other operating expenses	38	41	135	128
Total expenses	230	196	506	500
Income (loss) before income taxes and equity in earnings of investees	(18)	72	79	236
Equity in earnings of investees	23	7	66	3
Income (loss) before income taxes	5	79	145	239
Less: Provision (benefit) for income taxes	(15)	(10)	8	20
Net income (loss)	20	89	137	219
Less: Noncontrolling interests	3	3	11	5
Net income (loss) attributable to Assured Guaranty Ltd.	$17	$86	$126	$214

Earnings per share:
Basic	$0.22	$1.03	$1.67	$2.45
Diluted	$0.22	$1.02	$1.66	$2.43

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$20	$89	$137	$219
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(8), $7, $(18) and $11	(66)	67	(134)	80
Investments with credit impairment, net of tax provision (benefit) of $(2), $2, $3 and $(5)	(6)	8	12	(19)
Change in net unrealized gains (losses) on investments	(72)	75	(122)	61
Change in instrument-specific credit risk on financial guaranty variable interest entities' liabilities with recourse, net of tax	2	(4)	(1)	1
Other, net of tax provision (benefit)	(1)	—	(1)	—
Other comprehensive income (loss)	(71)	71	(124)	62
Comprehensive income (loss)	(51)	160	13	281
Less: Comprehensive income (loss) attributable to noncontrolling interests	3	3	11	5
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(54)	$157	$2	$276

The accompanying notes are an integral part of these condensed consolidated financial statements.

 Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended September 30, 2021

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at June 30, 2021	74,112,554	$1	$6,056	$445	$1	$6,503	$49	$6,552
Net income	—	—	17	—	—	17	3	20
Dividends ($0.22 per share)	—	—	(16)	—	—	(16)	—	(16)
Contributions	—	—	—	—	—	—	25	25
Common shares repurchases	(2,918,993)	—	(140)	—	—	(140)	—	(140)
Share-based compensation	48,379	—	7	—	—	7	—	7
Distributions	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	(71)	—	(71)	—	(71)
Balance at September 30, 2021	71,241,940	$1	$5,924	$374	$1	$6,300	$75	$6,375

For the Three Months Ended September 30, 2020

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at June 30, 2020	84,062,384	$1	$6,109	$333	$1	$6,444	$45	$6,489
Net income	—	—	86	—	—	86	2	88
Dividends ($0.20 per share)	—	—	(17)	—	—	(17)	—	(17)
Contributions	—	—	—	—	—	—	3	3
Common shares repurchases	(1,857,323)	—	(40)	—	—	(40)	—	(40)
Share-based compensation	44,224	—	5	—	—	5	—	5
Distributions	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	71	—	71	—	71
Balance at September 30, 2020	82,249,285	$1	$6,143	$404	$1	$6,549	$47	$6,596

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) - (Continued)

(dollars in millions, except share data)

For the Nine Months Ended September 30, 2021

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2020	77,546,896	$1	$6,143	$498	$1	$6,643	$41	$6,684
Net income	—	—	126	—	—	126	11	137
Dividends ($0.66 per share)	—	—	(50)	—	—	(50)	—	(50)
Contributions	—	—	—	—	—	—	34	34
Common shares repurchases	(6,793,058)	—	(305)	—	—	(305)	—	(305)
Share-based compensation	488,102	—	10	—	—	10	—	10
Distributions	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss	—	—	—	(124)	—	(124)	—	(124)
Balance at September 30, 2021	71,241,940	$1	$5,924	$374	$1	$6,300	$75	$6,375

For the Nine Months Ended September 30, 2020

	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.	Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
Balance at December 31, 2019	93,274,987	$1	$6,295	$342	$1	$6,639	$6	$6,645
Net income	—	—	214	—	—	214	6	220
Dividends ($0.60 per share)	—	—	(53)	—	—	(53)	—	(53)
Reallocation of ownership interest	—	—	—	—	—	—	10	10
Contributions	—	—	—	—	—	—	44	44
Common shares repurchases	(11,443,155)	—	(320)	—	—	(320)	—	(320)
Share-based compensation	417,453	—	7	—	—	7	—	7
Distributions	—	—	—	—	—	—	(19)	(19)
Other comprehensive income	—	—	—	62	—	62	—	62
Balance at September 30, 2020	82,249,285	$1	$6,143	$404	$1	$6,549	$47	$6,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Nine Months Ended September 30,
	2021	2020
Net cash flows provided by (used in) operating activities	$(1,792)	$(664)
Investing activities
Fixed-maturity securities:
Purchases	(1,025)	(856)
Sales	222	627
Maturities and paydowns	757	642
Short-term investments with original maturities of over three months:
Purchases	—	(238)
Sales	—	41
Maturities and paydowns	32	198
Net sales (purchases) of short-term investments with original maturities of less than three months	125	415
Paydowns of financial guaranty variable interest entities’ assets	45	67
Purchases of other invested assets	(44)	(12)
Return of capital from and sales of other invested assets	61	21
Other	(4)	1
Net cash flows provided by (used in) investing activities	169	906
Financing activities
Dividends paid	(51)	(53)
Repurchases of common shares	(305)	(320)
Net paydowns of financial guaranty variable interest entities’ liabilities	(38)	(63)
Issuance of long-term debt, net of issuance costs	889	—
Redemptions and purchases of debt, including make-whole	(620)	(22)
Other	7	(12)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	2,079	361
Repayment of collateralized loan obligations	(365)	—
Proceeds from issuance of warehouse financing debt	1,008	47
Repayment of warehouse financing debt	(1,061)	—
Contributions from noncontrolling interests to consolidated investment vehicles	33	69
Distributions to noncontrolling interests from consolidated investment vehicles	(10)	(19)
Net cash flows provided by (used in) financing activities	1,566	(12)
Effect of foreign exchange rate changes	(1)	(7)
Increase (decrease) in cash and restricted cash	(58)	223
Cash and restricted cash at beginning of period	298	183
Cash and restricted cash at end of period	$240	$406

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information
Cash paid (received) during the period for:
Income taxes	$1	$1
Interest on long-term debt	50	49

	As of
	September 30, 2021	September 30, 2020
Reconciliation of cash and restricted cash to the condensed consolidated balance sheets:
Cash	$101	$223
Restricted cash (included in other assets)	1	1
Cash of consolidated investment vehicles (Note 9)	138	182
Cash and restricted cash at end of period	$240	$406

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management’s opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company, including its consolidated variable interest entities (VIEs), are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

These unaudited interim condensed consolidated financial statements are as of September 30, 2021 and cover the three-month period ended September 30, 2021 (Third Quarter 2021), the three-month period ended September 30, 2020 (Third Quarter 2020), the nine-month period ended September 30, 2021 (Nine Months 2021) and the nine-month period ended September 30, 2020 (Nine Months 2020). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year's presentation.

    The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). See Note 9, Variable Interest Entities. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (SEC).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

The Company’s principal insurance subsidiaries are:
•Assured Guaranty Municipal Corp. (AGM), domiciled in New York;
•Assured Guaranty Corp. (AGC), domiciled in Maryland;
•Assured Guaranty UK Limited (AGUK), organized in the U.K.;
•Assured Guaranty (Europe) SA (AGE), organized in France;
•Assured Guaranty Re Ltd. (AG Re), domiciled in Bermuda; and
•Assured Guaranty Re Overseas Ltd. (AGRO), domiciled in Bermuda.

    The Company’s principal asset management subsidiaries are:
•Assured Investment Management LLC;
•Assured Investment Management (London) LLP; and
•Assured Healthcare Partners LLC.

    Until April 1, 2021, Municipal Assurance Corp. (MAC) was also a principal insurance subsidiary domiciled in New York. On February 24, 2021, the Company received the last regulatory approval required to execute a multi-step transaction to merge MAC with and into AGM, with AGM as the surviving company. As a result, the Company wrote-off the $16 million carrying value of MAC’s insurance licenses in the first quarter of 2021, which was recorded in other operating expenses in the Insurance segment.

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

Recent Accounting Standards Adopted

Simplification of the Accounting for Income Taxes

    In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions and clarifying certain requirements regarding franchise taxes, goodwill, consolidated tax expenses and annual effective tax rate calculations. The ASU was effective for interim and annual periods beginning after December 15, 2020. This ASU did not have an impact on the Company’s consolidated financial statements.

Reference Rate Reform

    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued due to reference rate reform. This ASU became effective upon issuance and may be applied prospectively for contract modifications that occur from March 12, 2020 through December 31, 2022 (the Reference Rate Transition Period).

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies the scope of relief related to ASU 2020-04. This ASU became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively for contract modifications made on or before December 31, 2022.

The Company adopted the optional relief afforded by these ASUs in Third Quarter 2021 on a prospective basis, and the guidance will be followed until the optional relief terminates on December 31, 2022. The Company has identified insurance contracts, derivatives and other financial instruments that are directly or indirectly influenced by LIBOR, and will be applying

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
the accounting relief as relevant contract modifications are made during the Reference Rate Transition Period. There was no impact to the Company’s condensed consolidated financial statements upon the initial adoption of these ASUs.

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

2.    Segment Information

     The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company’s chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments and the Corporate division are presented without giving effect to the consolidation of FG VIEs and those AssuredIM investment vehicles (primarily funds and CLOs) for which the Company is deemed to be the primary beneficiary (CIVs). See Note 9, Variable Interest Entities.

The Insurance segment primarily consists of the Company’s insurance subsidiaries that provide credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. In the case of FG VIEs, the Insurance segment includes premiums and losses of the financial guaranty insurance policies associated with the FG VIEs’ debt. In the case of CIVs, the Insurance segment reports the insurance subsidiaries’ share of earnings from investments in AssuredIM Funds in “equity in earnings of investees.”

    The Asset Management segment consists of AssuredIM, which provides asset management services to third-party investors as well as to the U.S. Insurance Subsidiaries and AGAS. The Asset Management segment includes asset management fees attributable to CIVs and inter-segment asset management fees earned from the U.S. Insurance Subsidiaries. The Asset Management segment presents fund expenses and reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations, reimbursable expenses are shown as a component of asset management fees.

    The Corporate division primarily consists of interest expense on the debt of the U.S. Holding Companies and any losses on extinguishment or repurchases of their debt, as well as other operating expenses attributed to AGL and the U.S. Holding Companies.

    The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level.

Total adjusted operating income includes the effect of consolidating both FG VIEs and CIVs. The effect of consolidating such entities, including the related eliminations, is included in the “other” column in the tables below, which represents the CODM's view, consistent with the management approach guidance for presentation of segment metrics. Other

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
items primarily consist of intersegment eliminations, reclassification of the reimbursement of fund expenses to revenue, and consolidation adjustments, including the effect of consolidating FG VIEs and CIVs. See Note 9, Variable Interest Entities.

    The Company analyzes the operating performance of each segment using “adjusted operating income”. Results for each segment include specifically identifiable expenses as well as allocations of expenses between legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Adjusted operating income is defined as net income (loss) attributable to AGL, as reported under GAAP, adjusted for the following:

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

The following tables present the Company’s operations by operating segment.

Segment Information

	Third Quarter 2021
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$187	$17	$1	$23	$228
Intersegment revenues	3	2	—	(5)	—
Total revenues	190	19	1	18	228
Total expenses	(22)	29	211	10	228
Income (loss) before income taxes and equity in earnings of investees	212	(10)	(210)	8	—
Equity in earnings of investees	33	—	1	(11)	23
Adjusted operating income (loss) before income taxes	245	(10)	(209)	(3)	23
Less: Provision (benefit) for income taxes	31	(3)	(40)	(2)	(14)
Noncontrolling interests	—	—	—	3	3
Adjusted operating income (loss)	$214	$(7)	$(169)	$(4)	$34

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Third Quarter 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$186	$13	$12	$21	$232
Intersegment revenues	3	1	—	(4)	—
Total revenues	189	14	12	17	232
Total expenses	134	29	32	5	200
Income (loss) before income taxes and equity in earnings of investees	55	(15)	(20)	12	32
Equity in earnings of investees	20	—	—	(13)	7
Adjusted operating income (loss) before income taxes	75	(15)	(20)	(1)	39
Less: Provision (benefit) for income taxes	(6)	(3)	(2)	(1)	(12)
Noncontrolling interests	—	—	—	3	3
Adjusted operating income (loss)	$81	$(12)	$(18)	$(3)	$48

	Nine Months 2021
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$544	$54	$1	$79	$678
Intersegment revenues	7	6	—	(13)	—
Total revenues	551	60	1	66	678
Total expenses	131	82	279	21	513
Income (loss) before income taxes and equity in earnings of investees	420	(22)	(278)	45	165
Equity in earnings of investees	100	—	1	(35)	66
Adjusted operating income (loss) before income taxes	520	(22)	(277)	10	231
Less: Provision (benefit) for income taxes	75	(6)	(45)	(1)	23
Noncontrolling interests	—	—	—	11	11
Adjusted operating income (loss)	$445	$(16)	$(232)	$—	$197

	Nine Months 2020
	Insurance	Asset Management	Corporate	Other	Total
	(in millions)
Third-party revenues	$623	$41	$8	$44	$716
Intersegment revenues	8	3	—	(11)	—
Total revenues	631	44	8	33	716
Total expenses	308	81	99	8	496
Income (loss) before income taxes and equity in earnings of investees	323	(37)	(91)	25	220
Equity in earnings of investees	37	—	(5)	(29)	3
Adjusted operating income (loss) before income taxes	360	(37)	(96)	(4)	223
Less: Provision (benefit) for income taxes	40	(7)	(13)	(2)	18
Noncontrolling interests	—	—	—	5	5
Adjusted operating income (loss)	$320	$(30)	$(83)	$(7)	$200

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to AGL	$17	$86	$126	$214
Less pre-tax adjustments:
Realized gains (losses) on investments	3	13	4	12
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	9	(3)	(41)	6
Fair value gains (losses) on CCS	(3)	(10)	(28)	13
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(27)	40	(21)	(15)
Total pre-tax adjustments	(18)	40	(86)	16
Less tax effect on pre-tax adjustments	1	(2)	15	(2)
Adjusted operating income (loss)	$34	$48	$197	$200
3.    Outstanding Exposure

The Company sells credit protection primarily in financial guaranty insurance form. Until 2009, the Company also sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps (CDS). The Company’s contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS in the U.S. since 2009. The Company has, however, acquired or reinsured portfolios both before and since 2009 that include financial guaranty contracts in credit derivative form.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The Company’s internal credit ratings are based on internal assessments of the likelihood of default and loss severity in the event of default. Internal credit ratings are expressed on a ratings scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that the Company’s internal credit ratings focus on future performance rather than lifetime performance.

The Company classifies those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as being the higher of ‘AA’ or their current internal rating. Unless otherwise noted, ratings disclosed herein on the Company’s insured portfolio reflect its internal ratings.

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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 4, Expected Loss to be Paid (Recovered), for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company uses the tax-equivalent yield of the relevant insurer’s investment portfolio to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

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

Impact of COVID-19 Pandemic

    The coronavirus disease known as COVID-19 was declared a pandemic by the World Health Organization in early 2020 and it (including its variants) continues to spread throughout the world. Several vaccines have been developed and approved by governments, and distribution of vaccines is proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
over a year now, its ultimate size, depth, course and duration, and the effectiveness, acceptance and distribution of vaccines for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company’s business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time. For information about how the COVID-19 pandemic has impacted the Company’s loss projections, see Note 4, Expected Loss to be Paid (Recovered).

From shortly after the pandemic reached the U.S. through early 2021 the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. Given significant federal funding in 2021 and the performance it observed, the Company’s surveillance department has reduced these supplemental procedures, but is still monitoring those sectors it identified as most at risk for any developments related to COVID-19 that may impact the ability of issuers to make upcoming debt service payments. The Company’s internal ratings and loss projections reflect its supplemental COVID-19 surveillance activity. Through November 4, 2021, the Company has paid less than $10 million in first-time insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company currently projects nearly full reimbursement of these claims.

Financial Guaranty Exposure

    The Company measures its financial guaranty exposure in terms of (a) gross and net par outstanding and (b) gross and net debt service.

    The Company typically guarantees the payment of debt service when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date. Foreign denominated net par outstanding is translated at the spot rate at the end of the reporting period.

    The Company purchases securities that it has insured, and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, and instead includes such amounts in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of September 30, 2021 and December 31, 2020, the Company excluded from net par outstanding $1.3 billion and $1.4 billion, respectively, attributable to loss mitigation securities.

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

    The Company calculates its debt service outstanding as follows:

•for insured obligations that are not supported by homogeneous pools of assets (which category includes most of the Company’s public finance transactions), as the total estimated contractual future debt service due through maturity, regardless of whether the obligations may be called and regardless of whether, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, the Company believes the obligations will be repaid prior to contractual maturity; and
•for insured obligations that are supported by homogeneous pools of assets that are contractually permitted to prepay principal (which category includes, for example, residential mortgage-backed securities (RMBS)), as the total estimated expected future debt service due on insured obligations through their respective expected terms, which includes the Company’s expectations as to whether the obligations may be called and, in the case of obligations where principal payments are due when an underlying asset makes a principal payment, when the Company expects principal payments to be made prior to contractual maturity.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Financial Guaranty Portfolio
Debt Service Outstanding

	Gross Debt Service Outstanding		Net Debt Service Outstanding
	As of		As of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
Public finance	$356,459	$356,078	$356,075	$355,649
Structured finance	10,329	10,614	10,298	10,584
Total financial guaranty	$366,788	$366,692	$366,373	$366,233

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2021

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$308	0.2%	$2,342	4.7%	$942	10.9%	$291	39.6%	$3,883	1.7%
AA	16,613	9.4	4,208	8.4	4,647	53.6	10	1.4	25,478	10.8
A	93,810	53.3	10,638	21.1	992	11.4	135	18.4	105,575	44.8
BBB	59,778	34.0	32,640	64.9	670	7.7	298	40.6	93,386	39.6
BIG	5,443	3.1	477	0.9	1,426	16.4	—	—	7,346	3.1
Total net par outstanding	$175,952	100.0%	$50,305	100.0%	$8,677	100.0%	$734	100.0%	$235,668	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2020

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$340	0.2%	$2,617	4.9%	$1,146	12.8%	$152	26.4%	$4,255	1.8%
AA	16,742	9.7	4,690	8.8	4,324	48.3	35	6.0	25,791	11.0
A	90,914	53.0	11,646	22.0	1,006	11.3	137	23.8	103,703	44.3
BBB	58,162	33.9	33,180	62.6	835	9.3	252	43.8	92,429	39.5
BIG	5,439	3.2	895	1.7	1,641	18.3	—	—	7,975	3.4
Total net par outstanding	$171,597	100.0%	$53,028	100.0%	$8,952	100.0%	$576	100.0%	$234,153	100.0%

    In addition to amounts shown in the tables above, the Company had outstanding commitments to provide guaranties of $1,396 million of public finance gross par and $763 million of structured finance gross par as of September 30, 2021. These

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2021

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,837	$115	$3,491	$5,443	$175,952
Non-U.S. public finance	431	—	46	477	50,305
Public finance	2,268	115	3,537	5,920	226,257
Structured finance:
U.S. RMBS	127	25	1,150	1,302	2,510
Other structured finance	2	44	78	124	6,901
Structured finance	129	69	1,228	1,426	9,411
Total	$2,397	$184	$4,765	$7,346	$235,668

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2020

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,777	$57	$3,605	$5,439	$171,597
Non-U.S. public finance	846	—	49	895	53,028
Public finance	2,623	57	3,654	6,334	224,625
Structured finance:
U.S. RMBS	200	26	1,254	1,480	2,990
Other structured finance	28	51	82	161	6,538
Structured finance	228	77	1,336	1,641	9,528
Total	$2,851	$134	$4,990	$7,975	$234,153

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of September 30, 2021

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,381	$16	$2,397	112	3	115
Category 2	180	4	184	17	1	18
Category 3	4,723	42	4,765	128	7	135
Total BIG	$7,284	$62	$7,346	257	11	268

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.6 billion net par outstanding as of September 30, 2021, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures defaulted on bond payments, and the Company has now paid claims on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

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

    On February 22, 2021, AGM and AGC entered into a revised Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) plan support agreement (PSA) (GO/PBA PSA) with certain other stakeholders, the Commonwealth, and the FOMB. On May 5, 2021, AGM and AGC entered into a PSA (HTA/CCDA PSA) with certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Convention Center District Authority (PRCCDA). Then, on July 28, 2021, AGC joined the PSA (PRIFA PSA) signed on July 27, 2021 by certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Infrastructure Financing Authority (PRIFA). Previously, on May 3, 2019, AGM and AGC entered into a restructuring support agreement (PREPA RSA; together with the GO/PBA PSA, HTA/CCDA PSA, and PRIFA PSA, the Support Agreements) with the Puerto Rico Electric Power Authority (PREPA) and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB, that is intended to, among other things, provide a framework for the consensual resolution of the treatment of the Company’s insured PREPA revenue bonds.

With AGM and AGC agreeing to the HTA/CCDA PSA, GO/PBA PSA, and PRIFA PSA, $3.4 billion, or 95% of the Company’s insured net par outstanding of Puerto Rico exposures, is covered by a Support Agreement. Each Support Agreement includes a number of conditions and the related debtor’s plan of adjustment must be approved by the Title III court, so there can be no assurance that the consensual resolutions embodied in the Support Agreements will be achieved in their current form, or at all. Even if the consensual resolutions embodied in the Support Agreements are approved and documented as contemplated, they may be subject to further legal challenge or the parties to the legal documents may not live up to their obligations. Both economic and political developments, including those related to the COVID-19 pandemic, may impact implementation of the consensual resolutions contemplated by the Support Agreements and the amount the Company realizes under the Support Agreements and related debtors’ plans of adjustment, as well as the performance of the Puerto Rico exposures not subject to a

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Support Agreement. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company’s results of operations and shareholders’ equity.

Support Agreements

    GO/PBA PSA. As of September 30, 2021, the Company had $1,219 million of insured net par outstanding covered by the GO/PBA PSA: $1,097 million insured net par outstanding of GO bonds and $122 million insured net par outstanding of PBA bonds. The GO bonds are supported by the good faith, credit and taxing power of the Commonwealth, while the PBA bonds are supported by a pledge of the rents due under leases of government facilities to departments, agencies, instrumentalities and municipalities of the Commonwealth, and that benefit from a Commonwealth guaranty supported by a pledge of the Commonwealth’s good faith, credit and taxing power. The Commonwealth and the PBA defaulted on their debt service payments due on July 1, 2016, and the Company has been making claim payments on these bonds since that date. The FOMB has filed a petition under Title III of PROMESA with respect to both the Commonwealth and the PBA.

    On February 22, 2021, the FOMB entered into the GO/PBA PSA with certain GO and PBA bondholders and insurers (including AGM and AGC) representing approximately $11.7 billion, or approximately 62% of the aggregate amount of GO and PBA bond claims. In general, the GO/PBA PSA provides for lower Commonwealth debt service payments per annum and provides for the distribution to creditors of new recovery bonds, cash, and additional consideration in the form of a contingent value instrument (CVI). This CVI is intended to provide creditors with additional returns tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The GO/PBA PSA provides for different recoveries based on the bonds’ issuance date, with GO and PBA bonds issued before 2011 (Vintage) receiving higher recoveries than GO and PBA bonds issued in 2011 and thereafter (except that, for purposes of the GO PSA, Series 2011A GO bonds would be treated as Vintage bonds).

    On July 30, 2021, the FOMB filed with the Title III court a Seventh Amended Title III Joint Plan of Adjustment of the Commonwealth (Amended POA) that seeks to restructure approximately $35 billion of debt (including the GO bonds) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations consistent with the terms of the settlements embodied in the GO/PBA PSA and the HTA/CCDA PSA. On July 29, 2021, the Title III court approved the form of disclosure statement for the Amended POA. Voting on the Amended POA has closed and a confirmation hearing on the Amended POA is scheduled to begin on November 8, 2021.

In August 2021, the Company exercised certain elections under the Amended POA that, assuming the Amended POA is confirmed by the Title III court, would impact the timing of payments under its insurance policies. In accordance with the terms of the Amended POA, the payment of the principal of all GO bonds and PBA bonds insured by the Company would be accelerated against the Commonwealth and become due and payable as of the effective date of the Amended POA. In accordance with the terms of its insurance policies, the Company has elected to pay 100% of the then outstanding principal amount of insured bonds plus accrued interest thereon to the date of payment (Acceleration Price) on the effective date of the Amended POA to holders of insured securities with a net par outstanding of $1,116 million as of September 30, 2021. With respect to the approximately $102 million net par outstanding of remaining insured securities covered by the Amended POA, insured bondholders were permitted to elect either (1) to receive the Acceleration Price on the effective date of the Amended POA, or (2) to receive custody receipts that represent an interest in the legacy insurance policy and cash, new recovery bonds and CVIs (in aggregate, Plan Consideration) that constitute distributions under the Amended POA. Subject to the terms of the final documentation that govern the terms of the custody receipts, distributions of Plan Consideration would be immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and would be applied to make payments and/or prepayments of amounts due under the legacy insured bonds. To the extent that distributions of Plan Consideration were insufficient to pay principal and interest coming due on the legacy insured bonds after giving effect to the distributions described in the immediately preceding sentence, the Company’s insurance policy would continue to guarantee such payments in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates. Copies of the documents governing the terms of the custody receipts are expected to be available for review by insured bondholders in connection with the distribution of a supplement to the Amended POA. Further, in the case of insured bondholders who elected to receive custody receipts, the Company would retain the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying the applicable Acceleration Price. Retention by the Company of the right to satisfy its obligations under its insurance policy with respect to the relevant insured bonds by paying the Acceleration Price is authorized by the Amended POA and the Company’s rights under its related insurance policies and is expected to be reflected in the applicable custodial trust or escrow documentation.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
HTA/CCDA PSA. As of September 30, 2021, the Company had $1,408 million of insured net par outstanding that is now covered by the HTA/CCDA PSA: $799 million insured net par outstanding of PRHTA (transportation revenue) bonds; $457 million insured net par outstanding of PRHTA (highway revenue) bonds; and $152 million insured net par outstanding of PRCCDA bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The PRCCDA bonds are secured by certain hotel tax revenues. The PRHTA defaulted on the full July 1, 2017 insured debt service payment, and the Company has been making claim payments on these bonds since that date. The FOMB has filed a petition under Title III of PROMESA with respect to PRHTA. The PRCCDA defaulted on a portion of its July 1, 2017 debt service payments, and the Company has been making claim payments on these bonds since that date.

The HTA/CCDA PSA provides for payments to AGM and AGC consisting of (i) cash, (ii) in the case of PRHTA, new bonds expected to be backed by toll revenue (Toll Bonds); and (iii) a CVI. Under the HTA/CCDA PSA, bondholders and bond insurers of PRHTA will receive, in the aggregate, $389 million of cash; $1,245 million in Toll Bonds; and the CVI. Under the HTA/CCDA PSA, bondholders and bond insurers of PRCCDA will receive, in the aggregate, $112 million in cash and the CVI. While the Company expects its PRHTA exposure to be resolved under a Title III proceeding requiring court approval of a disclosure statement, voting and a hearing, its PRCCDA exposure may be resolved under Title VI of PROMESA, comprising a simpler procedure for consensual restructuring that could be concluded more quickly.

    On May 27, 2021 the FOMB certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan will need to be further revised to be consistent with the HTA/CCDA PSA.

PREPA RSA. As of September 30, 2021, the Company had $748 million insured net par outstanding of PREPA obligations subject to the PREPA RSA. The PREPA obligations are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the FOMB commenced proceedings for PREPA under Title III of PROMESA.

    The PREPA RSA contemplates the exchange of PREPA’s existing revenue bonds for new securitization bonds issued by a special purpose corporation and secured by a segregated transition charge assessed on electricity bills. Under the PREPA RSA, the Company has the option to guarantee its allocated share of the securitization exchange bonds, which may then be offered and sold in the capital markets. The Company believes that the additive value created by attaching its guarantee to the securitization exchange bonds would materially improve its overall recovery under the transaction, as well as generate new insurance premiums; and therefore its economic results could differ from those reflected in the PREPA RSA.

    On May 27, 2021, the FOMB certified a revised fiscal plan for PREPA. The revised certified PREPA fiscal plan will need to be further revised to be consistent with the PREPA RSA.

PRIFA PSA. As of September 30, 2021, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum. The Company has been making claim payments on the PRIFA bonds since January 2016.

The PRIFA PSA provides for payments to AGC consisting of (i) cash; (ii) CVI; and (iii) a contingent value instrument based on potential outperformance of Puerto Rico’s general fund rum tax collections relative to projections in the 2021 certified fiscal plan (Rum Tax CVI). Under the PRIFA PSA, bondholders and bond insurers of PRIFA will receive, in the aggregate, $204 million in cash, the CVI, and the Rum Tax CVI. The Company expects its PRIFA exposure to be resolved under Title VI of PROMESA.

Other Puerto Rico Exposures

MFA. As of September 30, 2021, the Company had $179 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues. As of the date of this filing, all debt service payments on MFA bonds insured by the Company have been made in full.

    U of PR. As of September 30, 2021, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds. As of the date of this filing, all debt service payments on U of PR bonds insured by the Company have been made.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
PRASA. In the fourth quarter of 2020, $372 million of PRASA obligations insured by the Company were refunded, reducing the Company’s exposure to such bonds. As of September 30, 2021, the Company had $1 million of insured net par outstanding of PRASA obligations. The Company’s insured PRASA obligations are secured by a lien on the gross revenues of the water and sewer system. As of the date of this filing, all debt service payments on PRASA bonds insured by the Company have been made.

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

    Currently, there are numerous legal actions relating to the default by the Commonwealth and certain of its entities on debt service payments, and related matters, and the Company is a party to a number of them. On July 24, 2019, Judge Laura Taylor Swain of the United States District Court for the District of Puerto Rico (Federal District Court for Puerto Rico) held an omnibus hearing on litigation matters relating to the Commonwealth. At that hearing, she imposed a stay through November 30, 2019 on a series of adversary proceedings and contested matters amongst the stakeholders and imposed mandatory mediation on all parties through that date. On October 28, 2019, Judge Swain extended the stay until December 31, 2019, and has since stayed the proceedings pending the Court's determination on the Commonwealth’s plan of adjustment.

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

The Company is involved in three proceedings which have been adjourned indefinitely to permit the FOMB to assess the financial impact of the pandemic on PREPA and its request for approval of the PREPA RSA settlement. The court has required, and the FOMB has provided, periodic reports. Issues the Company believes remain relevant from these proceedings include (i) the approval of the PREPA RSA, (ii) whether certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims can obtain declarations that the advances made by such parties are “current expenses” as defined in the trust agreement pursuant to which the PREPA bonds were issued (Current Expenses) and there is no valid lien securing the PREPA bonds unless and until such parties are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claim to such parties’ claims and declaring the PREPA RSA null and void, and (iii) whether the retirement system for PREPA employees (SREAEE) can obtain declarations that amounts owed to SREAEE are Current Expenses, that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds and that SREAEE is a third-party beneficiary of certain trust agreement provisions, as well as orders subordinating the PREPA bondholders’ lien and claim to the SREAEE claims. The Company believes these proceedings will resume at some point in the future and the relevant issues resolved in proceedings before the Title III court.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that (i) the FOMB lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth’s and the FOMB’s motion to stay this adversary proceeding pending a decision by the United States Court of Appeals for the First Circuit (First Circuit) in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters through November 30, 2019, with a mandatory mediation element. Judge Swain extended the stay until December 31, 2019, and further extended the stay until March 11, 2020. Pursuant to the request of AGM, AGC and the defendants, Judge Swain ordered on September 6, 2019 that the claims in this complaint be addressed in the Commonwealth plan confirmation process and be subject to her July 24, 2019 stay and mandatory mediation order. Judge Swain had postponed certain deadlines and hearings, including those related to the plan of adjustment, indefinitely as a result of the COVID-19 pandemic. Pursuant to the court’s order, the FOMB filed an updated status report on September 9, 2020, as well as a subsequent update on October 25, 2020, regarding the effects of the pandemic on the Commonwealth. Subsequently, the court ordered the FOMB to file a further updated report by December 8, 2020 and, no later than February 10, 2021, an amended Commonwealth disclosure statement and plan of adjustment or, at a minimum, a term sheet outlining such amendments necessitated by the COVID-19 pandemic. On February 10, 2021, the FOMB filed a motion to extend the deadline to March 8, 2021 given a recent preliminary agreement with creditors. On March 8, 2021, the FOMB filed a disclosure statement and a second amended Commonwealth plan of adjustment intended to implement a PSA dated as of February 22, 2021, to which AGM and AGC had given their support conditioned on the PSA becoming part of a consensually negotiated and comprehensive solution that would include PRHTA and PRCCDA. On May 5, 2021, the FOMB announced the execution of the PSA that includes PRHTA and PRCCDA. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

On June 26, 2021, the GDB Debt Recovery Authority, through its servicer and collateral monitor and as a holder of PRHTA subordinated debt, brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and others challenging the resolution of the PRHTA priority issues set forth in the HTA/CCDA PSA. On August 26, 2021, AGM and AGC filed a motion to dismiss the complaint filed by the GDB Debt Recovery Authority, as well as answers, defenses and counterclaims to that complaint. On October 29, 2021, the court granted AGM and AGC’s motion to dismiss the complaint.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
(in millions)
Exposure to Puerto Rico	$3,629	$3,789	$5,325	$5,674

Puerto Rico
Net Par Outstanding

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO (1)	$1,097	$1,112
PBA (1)	122	134
Subtotal - GO/PBA PSA	1,219	1,246
PRHTA (Transportation revenue) (1)	799	817
PRHTA (Highway revenue) (1)	457	493
PRCCDA	152	152
Subtotal - HTA/CCDA PSA	1,408	1,462
PREPA (1)	748	776
PRIFA	16	16
Subtotal Subject to a Support Agreement	3,391	3,500
Other Puerto Rico Exposures
MFA	179	223
PRASA and U of PR	2	2
Subtotal Other Puerto Rico Exposures	181	225
Total net exposure to Puerto Rico	$3,572	$3,725
____________________
(1)    As of the date of this filing, the FOMB has certified a filing under Title III of PROMESA for these exposures.

    The following table shows the scheduled amortization of the insured general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations. The Company guarantees payments of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis, although in certain circumstances it may elect to do so. In the event that obligors default on their obligations, the Company would only be required to pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amortization Schedule of Puerto Rico Net Par Outstanding
and Net Debt Service Outstanding
As of September 30, 2021

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2021 (October 1 - December 31)	$—	$3

2022 (January 1 - March 31)	—	88
2022 (April 1 - June 30)	—	2
2022 (July 1 - September 30)	176	263
2022 (October 1 - December 31)	—	3
Subtotal 2022	176	356
2023	206	378
2024	222	383
2025	223	373
2026-2030	987	1,575
2031-2035	1,205	1,557
2036-2040	504	576
2041-2042	49	51
Total	$3,572	$5,252

Exposure to the U.S. Virgin Islands

    As of September 30, 2021, the Company had $477 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $473 million BIG (up from $216 million BIG as of December 31, 2020). The BIG USVI net par outstanding consisted of (a) bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum, (b) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI and (c) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system.

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

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. As of September 30, 2021 and December 31, 2020, $84 million and $13 million, respectively, of aircraft residual value insurance exposure was rated BIG.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Specialty Insurance and Reinsurance Exposure

	Gross Exposure		Net Exposure
	As of		As of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)
Life insurance transactions (1)	$1,222	$1,121	$838	$720
Aircraft residual value insurance policies	355	363	200	208
Total	$1,577	$1,484	$1,038	$928
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

Expected cash outflows and inflows are probability weighted cash flows that reflect management’s assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s risk management activities. Expected loss to be paid (recovered) is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts.

The expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and
LAE payments, net of (i) inflows for expected salvage, subrogation and other recoveries, and (ii) excess spread on underlying collateral. Cash flows are discounted at current risk-free rates. The Company updates the discount rates each quarter and reflects the effect of such changes in economic loss development. Net expected loss to be paid (recovered) is also net of amounts ceded to reinsurers.

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
    The financial guaranties issued by the Company insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and in most circumstances the Company has no right to cancel such financial guaranties. As a result, the Company’s estimate of ultimate loss on a policy is subject to significant uncertainty over

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
the life of the insured transaction. Credit performance can be adversely affected by economic, fiscal and financial market variability over the life of most contracts.

    The Company does not use traditional actuarial approaches to determine its estimates of expected losses. The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations, recovery rates, delinquency and prepayment rates (with respect to RMBS), timing of cash flows, and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and have a material effect on the Company’s financial statements. Each quarter, the Company may revise its scenarios and update assumptions and probability weightings of its scenarios based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Such information includes management's view of the potential impact of COVID-19 on its distressed exposures. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

    Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company’s current projections of losses may be subject to considerable volatility and may not reflect the Company’s ultimate claims paid.

In some instances, the terms of the Company’s policy give it the option to pay principal losses that have been recognized in the transaction but which it is not yet required to pay, thereby reducing the amount of guaranteed interest due in the future. The Company has sometimes exercised this option, which uses cash but reduces projected future losses.

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts under all accounting models (insurance, derivative and FG VIE). The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 2.13% with a weighted average of 0.78% as of September 30, 2021 and 0.00% to 1.72% with a weighted average of 0.60% as of December 31, 2020. Expected losses to be paid for U.S. dollar denominated transactions represented approximately 89.6% and 93.2% of the total as of September 30, 2021 and December 31, 2020, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$466	$735	$529	$737
Economic loss development (benefit) due to:
Accretion of discount	2	1	5	7
Changes in discount rates	(1)	(2)	(34)	30
Changes in timing and assumptions	(95)	71	(72)	64
Total economic loss development (benefit)	(94)	70	(101)	101
Net (paid) recovered losses	(173)	(334)	(229)	(367)
Net expected loss to be paid (recovered), end of period	$199	$471	$199	$471

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2021
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2021	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2021
	(in millions)
Public finance:
U.S. public finance	$221	$(29)	$(201)	$(9)
Non-U.S. public finance	22	(2)	(1)	19
Public finance	243	(31)	(202)	10
Structured finance:
U.S. RMBS	178	(65)	29	142
Other structured finance	45	2	—	47
Structured finance	223	(63)	29	189
Total	$466	$(94)	$(173)	$199

	Third Quarter 2020
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2020	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2020
	(in millions)
Public finance:
U.S. public finance	$543	$56	$(336)	$263
Non-U.S. public finance	29	4	—	33
Public finance	572	60	(336)	296
Structured finance:
U.S. RMBS	128	1	8	137
Other structured finance	35	9	(6)	38
Structured finance	163	10	2	175
Total	$735	$70	$(334)	$471

	Nine Months 2021
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$(13)	$(301)	$(9)
Non-U.S. public finance	36	(15)	(2)	19
Public finance	341	(28)	(303)	10
Structured finance:
U.S. RMBS	148	(82)	76	142
Other structured finance	40	9	(2)	47
Structured finance	188	(73)	74	189
Total	$529	$(101)	$(229)	$199

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Nine Months 2020
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2019	Economic Loss Development (Benefit)	(Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$142	$(410)	$263
Non-U.S. public finance	23	9	1	33
Public finance	554	151	(409)	296
Structured finance:
U.S. RMBS	146	(61)	52	137
Other structured finance	37	11	(10)	38
Structured finance	183	(50)	42	175
Total	$737	$101	$(367)	$471
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets.

The tables above include (1) LAE paid of $5 million and $11 million for Third Quarter 2021 and Third Quarter 2020 and $15 million and $20 million for Nine Months 2021 and Nine Months 2020, respectively, and (2) expected LAE to be paid of $27 million as of September 30, 2021 and $23 million as of December 31, 2020.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2021	December 31, 2020	2021	2020	2021	2020
	(in millions)
Insurance (see Notes 5 and 7)	$150	$471	$(82)	$65	$(91)	$96
FG VIEs (see Note 9)	43	59	(10)	(2)	(17)	5
Credit derivatives (see Note 6)	6	(1)	(2)	7	7	—
Total	$199	$529	$(94)	$70	$(101)	$101

Selected U.S. Public Finance Transactions
    The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.6 billion net par outstanding as of September 30, 2021, all of which was BIG. For additional information regarding the Company’s Puerto Rico exposure, see “Exposure to Puerto Rico” in Note 3, Outstanding Exposure.

    On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of September 30, 2021, the Company’s net par outstanding subject to the plan consisted of $100 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth, which will likely be impacted by COVID-19.

    The Company projects its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2021, including those mentioned above, to be a net expected recovery $9 million, compared with a net expected loss of $305 million as of December 31, 2020. The Company’s net expected loss to be paid (recovered) incorporates management’s probability weighted estimates of all possible scenarios.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    The economic benefit for U.S. public finance transactions was $29 million during Third Quarter 2021 and was primarily attributable to certain Puerto Rico exposures. The economic benefit was $13 million during Nine Months 2021, and was primarily attributable to changes in discount rates. The changes attributable to the Company’s Puerto Rico exposures reflect adjustments the Company made to the assumptions it uses in its scenarios based on the public information as discussed under “Exposure to Puerto Rico” in Note 3, Outstanding Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non - U.S. Public Finance Transactions

    Expected loss to be paid for non-U.S. public finance transactions was $19 million as of September 30, 2021, compared with $36 million as of December 31, 2020, primarily consisting of: (i) an obligation backed by the availability and toll revenues of a major arterial road, which has been underperforming due to higher costs compared with expectations at underwriting, and (ii) an obligation for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction. The economic benefit for non-U.S. public finance transactions, including those mentioned above, was approximately $2 million during Third Quarter 2021. The economic benefit was $15 million during Nine Months 2021, and was due to the impact of higher Euribor and, separately, improved traffic and availability in certain road exposures.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
First lien U.S. RMBS	$(10)	$6	$1	$(49)
Second lien U.S. RMBS	(55)	(5)	(83)	(12)

First Lien U.S. RMBS Loss Projections: Alt-A, Prime, Option ARM and Subprime

     The majority of projected losses in first lien RMBS transactions are expected to come from non-performing mortgage loans (those that are or have recently been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss projections in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third-party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews recent data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing and re-performing categories.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
First Lien Liquidation Rates

	As of
	September 30, 2021	June 30, 2021	December 31, 2020
Current but recently delinquent (1)
Alt-A and Prime	20%	20%	20%
Option ARM	20	20	20
Subprime	20	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	35	35
Option ARM	35	35	35
Subprime	30	30	30
60 – 89 Days Delinquent
Alt-A and Prime	40	40	40
Option ARM	45	45	45
Subprime	40	40	40
90+ Days Delinquent
Alt-A and Prime	55	55	55
Option ARM	60	60	60
Subprime	45	45	45
Bankruptcy
Alt-A and Prime	45	45	45
Option ARM	50	50	50
Subprime	40	40	40
Foreclosure
Alt-A and Prime	60	60	60
Option ARM	65	65	65
Subprime	55	55	55
Real Estate Owned
All	100	100	100
____________________
(1)    Prior to Third Quarter 2021, the Company included current loans that had missed one payment (30 + days delinquent) within the last 12 months in this category. The Company observed that during the COVID-19 pandemic: (1) loans that became 60+ days delinquent may have elevated future default risk for longer than a year; and (2) there may be an increased number of loans that missed only a single payment that should not be considered at elevated risk of default. Based on this view, in Third Quarter 2021, the Company includes only current loans that had been 60+ days delinquent within the last 24 months in this category, rather than current loans that had been 30+ days delinquent in the past 12 months.

Towards the end of the first quarter of 2020, lenders began offering mortgage borrowers the option to forbear interest and principal payments of their loans due to the COVID-19 pandemic, and to repay such amounts at a later date. This resulted in an increase in early-stage delinquencies in RMBS transactions during the second quarter of 2020 and late-stage delinquencies during the second half of 2020. Until Third Quarter 2021, the Company’s expected loss estimate assumed that a portion of delinquencies were due to COVID-19 related forbearances, and had applied a liquidation rate of 20% to such loans, which was the same liquidation rate assumption used when estimating expected losses for current loans that were recently modified or delinquent. Since then, a substantial portion of the loans have resolved favorably, and the Company now expects that the loans that continue to be delinquent will default at a higher rate than the original overall assumption of 20%. Therefore, the Company discontinued the segregation of COVID-19 related forbearances and the application of a special 20% liquidation rate to such COVID-19 forbearances. Beginning in Third Quarter 2021, the Company includes remaining COVID-19 forbearance loans in the relevant delinquency categories consistent with all other loans. Assuming all other variables are held constant, applying the higher liquidation rates to the previously forborne loans that remain delinquent, rather than the previous assumption of 20% that was applied to all COVID-19 forborne loans, did not significantly increase expected losses on this cohort.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    While the Company uses liquidation rates as described above to project defaults of non-performing loans (including current loans that were recently modified or delinquent), it projects defaults on presently current loans by applying a conditional default rate (CDR) curve. The start of that CDR curve is based on the defaults the Company projects will emerge from currently nonperforming, recently nonperforming and modified loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months, would be sufficient to produce approximately the amount of defaults that was calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 1.75 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were recently modified or delinquent, or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. The Company assumes in the base case that recent (still historically elevated) loss severities will improve after loans with accumulated delinquencies and foreclosure costs are liquidated. The Company is assuming in the base case that the recent levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. Each quarter the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18-month period, declining to 40% in the base case over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Key Assumptions in Base Case Expected Loss Estimates
First Lien U.S. RMBS

	As of September 30, 2021				As of June 30, 2021				As of December 31, 2020
	Range			Weighted Average	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	1.0%	-	11.1%	6.2%	0.8%	-	9.6%	5.5%	0.0%	-	9.7%	5.3%
Final CDR	0.0%	-	0.6%	0.3%	0.0%	-	0.5%	0.3%	0.0%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				70%				70%
2007+	60%				70%				70%
Option ARM:
Plateau CDR	1.9%	-	11.9%	5.9%	1.7%	-	11.4%	5.2%	2.3%	-	11.9%	5.4%
Final CDR	0.1%	-	0.6%	0.3%	0.1%	-	0.6%	0.3%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				60%				60%
2007+	60%				60%				60%
Subprime:
Plateau CDR	2.6%	-	9.1%	6.0%	2.4%	-	8.6%	5.3%	2.7%	-	11.3%	5.6%
Final CDR	0.1%	-	0.5%	0.3%	0.1%	-	0.4%	0.3%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%				60%
2006	60%				70%				70%
2007+	60%				70%				70%

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

In Third Quarter 2021, the Company implemented a new recovery assumption into its reserving model to reflect observed trends in recoveries of deferred principal balances of modified first lien loans that had been previously written off. The Company now assumes that 20% of the deferred loan balances will eventually be recovered upon sales of the collateral or refinancing of the loans. The addition of this new assumption resulted in an economic benefit of $19 million.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2021 and December 31, 2020.

    Total expected loss to be paid on all first lien U.S. RMBS was $160 million and $133 million as of September 30, 2021 and December 31, 2020, respectively. The $10 million economic benefit in Third Quarter 2021 for first lien U.S. RMBS transactions was primarily attributable to the implementation of a recovery assumption for deferred principal balances that had previously been written off. Lower severity rate assumptions, updates in the delinquency profile of certain transactions, and the removal of the liquidation rate previously applied to COVID-19 forbearances, netted together, partially offset the benefit from

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
the change in the recovery assumption on deferred principal balances. The $1 million economic loss development in Nine Months 2021 for first lien U.S. RMBS was primarily attributable to lower excess spread, which was substantially offset by the implementation of a recovery assumption for deferred principal balances that had previously been written off, and changes in discount rates. Other changes in assumptions including lower severity assumptions for certain asset classes were offset by updates in the delinquency profile of certain transactions and the removal of the liquidation rate previously applied to the COVID-19 forbearances. Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR. An increase in projected LIBOR decreases excess spread, while lower LIBOR results in higher excess spread. LIBOR is anticipated to be discontinued after June 30, 2023, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR. The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2021 as it used as of December 31, 2020, increasing and decreasing the periods of stress from those used in the base case.

    In the Company’s most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $30 million for all first lien U.S. RMBS transactions.

    In the Company’s least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $20 million for all first lien U.S. RMBS transactions.

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

In second lien transactions, the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. Second lien transactions have seen an increase in delinquencies because of COVID-19 related forbearances. As in the case of first lien transactions, starting in Third Quarter 2021, the Company includes remaining COVID-19 forbearance loans in the relevant delinquency categories consistent with all other loans. Assuming all other variables are held constant, applying the higher liquidation rates to the previously forborne loans that remain delinquent, rather than the previous assumption of 20% that was applied to all COVID-19 forborne loans, increased expected losses by approximately $14 million for second lien transactions.

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

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. In the prior periods, as the HELOC loans underlying the Company’s insured HELOC transactions reached their principal amortization period, the Company incorporated an assumption that a percentage of loans reaching their principal amortization periods would default around the time of the payment increase.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The HELOC loans underlying the Company’s insured HELOC transactions are now past their original interest-only reset date, although a significant number of HELOC loans were modified to extend the original interest-only period. The Company does not apply a CDR increase when such loans are projected to reach their principal amortization period due to the likelihood that those loans will either prepay or once again have their interest-only periods extended. In addition, based on recent trends, in Third Quarter 2021, the Company reduced the CDR floor from 2.5% to 1.0%, as the future steady state CDR on all its HELOC transactions.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of September 30, 2021 and December 31, 2020, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. In Third Quarter 2021, the Company increased its recovery assumption for charged-off loans from 20% to 30%, as shown in the table below, based on recent observed trends, which, together with higher actual recoveries and other information obtained on charged off loans, resulted in a $56 million increase in expected recoveries. Such recoveries are assumed to be received evenly over the next five years. If the recovery rate was increased to 40%, expected loss to be paid would decrease from current projections by approximately $45 million. If the recovery rate was decreased to 20% expected loss to be paid would increase from current projections by approximately $45 million.
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

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total expected recovery on all second lien U.S. RMBS was $18 million as of September 30, 2021 and net expected loss to be paid was $15 million as of December 31, 2020. The $55 million economic benefit in Third Quarter 2021 was primarily attributable to higher recoveries for secured charged-off loans. Other changes in assumptions and observed trends, including the reduction in the HELOC CDR floor, and improved performance in certain transactions, were partially offset by the removal of the liquidation rate previously applied to the COVID-19 forbearances. The economic development in Nine Months 2021 was a benefit of $83 million and was primarily driven by higher recoveries on previously charged off loans and improved performance in certain transactions.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 HELOCs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Key Assumptions in Base Case Expected Loss Estimates
HELOCs

As of September 30, 2021	As of June 30, 2021	As of December 31, 2020
Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Plateau CDR	7.0%	-	35.5%	16.7%	3.5%	-	29.7%	13.1%	5.0%	-	36.2%	12.9%
Final CDR trended down to	1.0%	2.5%	-	3.2%	2.5%	2.5%	-	3.2%	2.5%
Liquidation rates:
Current but recently delinquent (1)	20%	20%	20%
30 – 59 Days Delinquent	30	30	30
60 – 89 Days Delinquent	40	40	40
90+ Days Delinquent	60	60	60
Bankruptcy	55	55	55
Foreclosure	55	55	55
Real Estate Owned	100	100	100
Loss severity (2)	98%	98%	98%
Projected future recoveries on previously charged-off loans	30%	20%	20%
___________________
(1)    Prior to Third Quarter 2021, the Company included current loans that had missed one payment (30 + days delinquent) within the last 12 months in this category. The Company observed that during the COVID-19 pandemic: (1) loans that became 60+ days delinquent may have elevated future default risk for longer than a year; and (2) there may be an increased number of loans that missed only a single payment that should not be considered at elevated risk of default. Based on this view, in Third Quarter 2021, the Company includes only current loans that had been 60+ days delinquent within the last 24 months in this category, rather than current loans that had been 30+ days delinquent in the past 12 months.
(2)    Loss severities on future defaults.

The Company’s base case assumed a six-month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company’s most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $7 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $8 million for HELOC transactions.

Structured Finance Other Than U.S. RMBS

    The Company projected that its total net expected loss across its troubled non-U.S. RMBS structured finance exposures as of September 30, 2021 was $47 million which included student loan securitizations issued by private issuers with $60 million in BIG net par outstanding. In general, the projected losses of these student loan securitizations are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of September 30, 2021. The economic loss development across all non-U.S. RMBS structured finance transactions during Third Quarter 2021 and Nine Months 2021 was $2 million and $9 million, respectively, which was primarily attributable to deterioration of certain aircraft residual value insurance exposures and, for Nine Months 2021, loss adjustment expenses for certain transactions.

Recovery Litigation

    In the ordinary course of their respective businesses, certain of AGL’s subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. The impact, if any, of these and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

    The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See Note 3, Outstanding Exposure, for a discussion of the Company’s exposure to Puerto Rico and related recovery litigation being pursued by the Company.

5.    Contracts Accounted for as Insurance

Premiums

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance, unless otherwise specified. See Note 6, Contracts Accounted for as Credit Derivatives for amounts that relate to CDS and Note 9, Variable Interest Entities for amounts that are accounted for as consolidated FG VIEs.

Net Earned Premiums

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$81	$85	$242	$250
Accelerations from refundings and terminations	8	17	39	64
Accretion of discount on net premiums receivable	13	5	24	15
Financial guaranty insurance net earned premiums	102	107	305	329
Specialty net earned premiums	—	—	2	2
Net earned premiums (1)	$102	$107	$307	$331
 ___________________
(1)    Excludes $1 million and $2 million for Third Quarter 2021 and 2020, respectively, and $3 million and $4 million for Nine Months 2021 and 2020, respectively, related to consolidated FG VIEs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Premium Receivable,
Net of Commissions on Assumed Business
Roll Forward

	Nine Months
	2021	2020
	(in millions)
Beginning of year	$1,372	$1,286
Less: Specialty insurance premium receivable	1	2
Financial guaranty insurance premiums receivable	1,371	1,284
Gross written premiums on new business, net of commissions	270	342
Gross premiums received, net of commissions	(274)	(297)
Adjustments:
Changes in the expected term	6	(9)
Accretion of discount, net of commissions on assumed business	22	14
Foreign exchange gain (loss) on remeasurement	(22)	(14)
Expected recovery of premiums previously written off	4	—
Financial guaranty insurance premium receivable (1)	1,377	1,320
Specialty insurance premium receivable	1	1
September 30,	$1,378	$1,321
____________________
(1)     Excludes $6 million for both September 30, 2021 and September 30, 2020 related to consolidated FG VIEs, respectively.

Approximately 77% and 80% of gross premiums receivable, net of commissions at September 30, 2021 and December 31, 2020, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections may differ from those of expected collections in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in expected lives and new business.

Expected Collections of
Financial Guaranty Insurance Gross Premiums Receivable,
Net of Commissions on Assumed Business
(Undiscounted)

As of September 30, 2021
(in millions)
2021 (October 1 - December 31)	$49
2022	132
2023	106
2024	98
2025	86
2026-2030	368
2031-2035	265
2036-2040	174
After 2040	368
Total (1)	$1,646
 ____________________
(1)    Excludes expected cash collections on consolidated FG VIEs of $7 million.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The timing and cumulative amount of actual net earned premiums may differ from those of expected net earned premiums in the table below due to factors such as accelerations, commutations, restructurings, changes in expected lives and new business.

Scheduled Financial Guaranty Insurance Net Earned Premiums

As of September 30, 2021
(in millions)
2021 (October 1 - December 31)	$80
2022	304
2023	283
2024	261
2025	237
2026-2030	963
2031-2035	672
2036-2040	394
After 2040	536
Net deferred premium revenue (1)	3,730
Future accretion	270
Total future net earned premiums	$4,000
 ____________________
(1)    Excludes net earned premiums on consolidated FG VIEs of $40 million.

Selected Information for Financial Guaranty Insurance
Policies with Premiums Paid in Installments

	As of
	September 30, 2021	December 31, 2020
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,377	$1,371
Gross deferred premium revenue	1,669	1,664
Weighted-average risk-free rate used to discount premiums	1.6%	1.6%
Weighted-average period of premiums receivable (in years)	12.7	12.8

Losses

Loss reserves are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 2.13% with a weighted average of 0.78% as of September 30, 2021 and 0.00% to 1.72% with a weighted average of 0.60% as of December 31, 2020.

    The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Reserve (Salvage) by Sector

	As of
Sector	September 30, 2021	December 31, 2020
	(in millions)
Public finance:
U.S. public finance	$(156)	$129
Non-U.S. public finance	1	11
Public finance	(155)	140
Structured finance:
U.S. RMBS (1)	(34)	(52)
Other structured finance	36	34
Structured finance	2	(18)
Total	$(153)	$122
____________________
(1)    Excludes net reserves of $19 million and $32 million as of September 30, 2021 and December 31, 2020, respectively, related to consolidated FG VIEs.
Components of Net Reserve (Salvage)

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Loss and LAE reserve	$981	$1,088
Reinsurance recoverable on unpaid losses (1)	(7)	(8)
Loss and LAE reserve, net	974	1,080
Salvage and subrogation recoverable	(1,148)	(991)
Salvage and subrogation reinsurance payable (2)	21	33
Salvage and subrogation recoverable, net	(1,127)	(958)
Net reserve (salvage)	$(153)	$122
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Net Expected Loss to be Paid (Recovered) and
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2021
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$151
Contra-paid, net	44
Salvage and subrogation recoverable, net, and other recoverable	1,120
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(968)
Net expected loss to be expensed (present value) (1)	$347
____________________
(1)    Excludes $28 million as of September 30, 2021 related to consolidated FG VIEs.

    The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2021
(in millions)
2021 (October 1 - December 31)	$8
2022	31
2023	31
2024	30
2025	30
2026-2030	118
2031-2035	77
2036-2040	18
After 2040	4
Net expected loss to be expensed	347
Future accretion	104
Total expected future loss and LAE	$451

The following table presents the loss and LAE recorded in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Loss and LAE
Reported on the Condensed Consolidated Statements of Operations

	Loss (Benefit)
	Third Quarter		Nine Months
Sector	2021	2020	2021	2020
	(in millions)
Public finance:
U.S. public finance	$(23)	$61	$7	$153
Non-U.S. public finance	—	3	(9)	3
Public finance	(23)	64	(2)	156
Structured finance:
U.S. RMBS (1)	(48)	6	(54)	(32)
Other structured finance	3	3	2	6
Structured finance	(45)	9	(52)	(26)
Loss and LAE	$(68)	$73	$(54)	$130
____________________
(1)    Excludes a benefit of $8 million and $1 million for Third Quarter 2021 and 2020, respectively, and a benefit of $13 million and a loss of $7 million for Nine Months 2021 and 2020, respectively, related to consolidated FG VIEs.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2021

	BIG Categories
	BIG 1		BIG 2		BIG 3		Total BIG, Net	Effect of Consolidating FG VIEs	Total
	Gross	Ceded	Gross	Ceded	Gross	Ceded
	(dollars in millions)
Number of risks (1)	112	(1)	17	—	128	(3)	257	—	257
Remaining weighted-average period (in years)	7.8	5.2	9.1	—	9.1	5.9	8.7	—	8.7
Outstanding exposure:
Par	$2,389	$(8)	$180	$—	$4,781	$(58)	$7,284	$—	$7,284
Interest	1,017	(2)	36	—	1,953	(14)	2,990	—	2,990
Total (2)	$3,406	$(10)	$216	$—	$6,734	$(72)	$10,274	$—	$10,274
Expected cash outflows (inflows)	$135	$(1)	$41	$—	$3,965	$(44)	$4,096	$(243)	$3,853
Potential recoveries (3)	(841)	6	(11)	—	(2,994)	54	(3,786)	188	(3,598)
Subtotal	(706)	5	30	—	971	10	310	(55)	255
Discount	21	—	(3)	—	(134)	—	(116)	12	(104)
Present value of expected cash flows	$(685)	$5	$27	$—	$837	$10	$194	$(43)	$151
Deferred premium revenue	$96	$—	$2	$—	$400	$(2)	$496	$(40)	$456
Reserves (salvage)	$(713)	$5	$26	$—	$538	$11	$(133)	$(19)	$(152)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Credit Derivative Net Par Outstanding by Sector

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 12.7 years and 11.9 years as of September 30, 2021 and December 31, 2020, respectively.

Credit Derivatives (1)

	As of September 30, 2021		As of December 31, 2020
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,766	$(60)	$1,980	$(38)
Non-U.S. public finance	1,953	(40)	2,257	(27)
U.S. structured finance	432	(32)	997	(30)
Non-U.S. structured finance	135	(2)	137	(5)
Total	$4,286	$(134)	$5,371	$(100)
____________________
(1)    Expected loss to be paid was $6 million as of September 30, 2021 and expected recoveries were $1 million as of December 31, 2020.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2021		As of December 31, 2020
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,513	35.3%	$1,796	33.5%
AA	1,323	30.9	1,541	28.7
A	544	12.7	758	14.1
BBB	844	19.7	1,156	21.5
BIG	62	1.4	120	2.2
Credit derivative net par outstanding	$4,286	100.0%	$5,371	100.0%

Fair Value of Credit Derivatives

Fair Value Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Realized gains on credit derivatives	$2	$1	$5	$4
Net credit derivative losses (paid and payable) recovered and recoverable and other settlements	(1)	(6)	(1)	(9)
Realized gains (losses) and other settlements	1	(5)	4	(5)
Net unrealized gains (losses)	20	2	(35)	25
Fair value gains (losses) on credit derivatives	$21	$(3)	$(31)	$20

     The fair value gains (losses) on credit derivatives is comprised of realized gains (losses) and other settlements and unrealized gains (losses). During Third Quarter 2021, unrealized gains were generated primarily as a result of the termination of several CDS policies, primarily trust preferred securities transactions.

During Third Quarter 2020, unrealized gains were generated primarily as a result of price improvements of the underlying collateral. These gains were partially offset by losses due to the decreased cost to buy protection on AGC, as the market cost of AGC’s credit protection decreased during the period. For those CDS transactions that were pricing at or above

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company (or another comparable entity) would expect to receive on these transactions increased.

During Nine Months 2021 unrealized losses were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC’s credit protection decreased during the period. These losses were partially offset by the price improvement of the underlying collateral and the termination of certain CDS policies.

    During Nine Months 2020, unrealized gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period. These gains were partially offset by the wider spreads of the underlying collateral and lower discount rates.

    The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structural terms, the change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the Company’s own credit cost based on the price to purchase credit protection on AGC. The Company determines its own credit risk primarily based on quoted CDS prices traded on AGC at each balance sheet date.

CDS Spread on AGC (in basis points)

	As of September 30, 2021	As of June 30, 2021	As of December 31, 2020	As of September 30, 2020	As of June 30, 2020	As of December 31, 2019
Five-year CDS spread	61	62	132	140	159	41
One-year CDS spread	20	16	36	27	32	9

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC Credit Spread

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(224)	$(313)
Plus: Effect of AGC credit spread	90	213
Net fair value of credit derivatives	$(134)	$(100)

The fair value of CDS contracts at September 30, 2021, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $35 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $35 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of September 30, 2021, the Company did not need to post collateral to satisfy these requirements.

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

    Substantially all of the Company’s Assumed Business and Ceded Business relates to financial guaranty business, except for a modest amount that relates to AGRO’s specialty business. The Company historically entered into, and with respect

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
to new business originated by AGRO continues to enter into, ceded reinsurance contracts in order to obtain greater business diversification and reduce the net potential loss from large risks.

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

Effect of Reinsurance
The following table presents the components of premiums and losses reported in the condensed consolidated statements of operations and the contribution of the Company’s Assumed and Ceded Businesses (both financial guaranty and specialty).

Effect of Reinsurance on Condensed Consolidated Statements of Operations

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Premiums Written:
Direct	$97	$122	$256	$334
Assumed	9	(1)	21	—
Ceded (1)	—	1	—	3
Net	$106	$122	$277	$337
Premiums Earned:
Direct	$97	$100	$287	$307
Assumed	6	8	22	28
Ceded	(1)	(1)	(2)	(4)
Net	$102	$107	$307	$331
Loss and LAE:
Direct	$(70)	$72	$(37)	$118
Assumed	4	4	2	15
Ceded	(2)	(3)	(19)	(3)
Net	$(68)	$73	$(54)	$130
____________________
(1)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Ceded Reinsurance (1)

	As of September 30, 2021	As of December 31, 2020
	(in millions)
Ceded premium payable, net of commissions	$4	$4
Ceded expected loss to be recovered (paid)	(12)	(23)
Financial guaranty ceded par outstanding (2)	378	418
Specialty ceded exposure (see Note 3)	539	556
____________________
(1)    The total collateral posted by all non-affiliated reinsurers required to post, or that had agreed to post, collateral as of both September 30, 2021 and December 31, 2020 was approximately $18 million. Such collateral is posted (i) in the case of certain reinsurers not authorized or “accredited” in the U.S., in order for the Company to receive credit for the liabilities ceded to such reinsurers in statutory financial statements, and (ii) in the case of certain reinsurers authorized in the U.S., on terms negotiated with the Company.
(2)    Of the total par ceded to BIG rated reinsurers, $66 million and $74 million was rated BIG as of September 30, 2021 and December 31, 2020, respectively.

Commutations of Previously Ceded Business

In Nine Months 2020, the Company reassumed $336 million in par, including $118 million in net par of Puerto Rico exposures, from its largest remaining legacy third-party financial guaranty reinsurer. This commutation resulted in an increase of unearned premium reserve of $5 million and a commutation gain of $38 million in Nine Months 2020.

8.    Investments

Investment Portfolio

The investment portfolio consists of both externally and internally managed portfolios. The majority of the investment portfolio is managed by three outside managers and AssuredIM, for which the Company has established investment guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector. The externally managed portfolio must maintain a minimum average rating of A+/A1/A+ by S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P), Moody’s Investors Service, Inc. (Moody’s) and Fitch Ratings Inc., respectively.

The internally managed portfolio primarily consists of the Company’s investments in (i) securities acquired for loss mitigation purposes, (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM, (iii) other fixed-maturity securities, and (iv) other invested assets which primarily consist of generally less liquid alternative investments including: an equity method investment in one AssuredIM healthcare private equity fund, an investment in renewable and clean energy and a private equity fund. The Company had unfunded commitments of $209 million as of September 30, 2021 related to certain of the Company’s other invested assets, including $121 million for the AssuredIM healthcare private equity fund.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Investment Portfolio
Carrying Value

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Fixed-maturity securities (1):
Externally managed	$7,214	$7,301
Loss mitigation securities and other	900	925
AssuredIM managed	549	547
Short-term investments	694	851
Other invested assets:
Equity method investments - AssuredIM Funds	102	91
Equity method investments - other	145	107
Other	13	16
Total	$9,617	$9,838
____________________
(1)    7.9% and 8.1% of fixed-maturity securities were rated BIG as of September 30, 2021 and December 31, 2020, respectively, consisting primarily of loss mitigation and other risk management strategies.

The U.S. Insurance Subsidiaries, through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds. As of September 30, 2021, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $659 million, of which $380 million represented net invested capital and $279 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, healthcare structured capital and municipal bonds. As of September 30, 2021 and December 31, 2020, the fair value of AGAS’ interest in AssuredIM Funds was $465 million and $345 million, respectively, although such amounts are not shown on the consolidated balance sheet in the investment portfolio if the AssuredIM Fund is consolidated. All of the AssuredIM Funds in which AGAS invests are consolidated, except for the AssuredIM healthcare private equity fund.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not included in the investment portfolio on the condensed consolidated balance sheets, but rather, such AssuredIM Funds are consolidated and included in the line items “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles”, with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable non-controlling interests. The change in the fair value of CIVs is presented on a separate line on the condensed consolidated statements of operations with the portion not owned by AGAS and other subsidiaries presented as non-controlling interests. See Note 9, Variable Interest Entities.

Accrued investment income, which is reported in other assets, was $79 million as of September 30, 2021 and $75 million as of December 31, 2020. In Nine Months 2021 and Nine Months 2020, the Company did not write off any accrued investment income.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fixed-Maturity Securities and Short-Term Investments
by Security Type
As of September 30, 2021

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (4) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (2)
	(dollars in millions)
Fixed-maturity securities:
Obligations of state and political subdivisions	40%	$3,550	$(12)	$319	$(4)	$3,853	$—	AA-
U.S. government and agencies	1	125	—	8	(2)	131	—	AA+
Corporate securities	29	2,593	(1)	136	(21)	2,707	(4)	A
Mortgage-backed securities (3):	0
RMBS	5	486	(15)	29	(16)	484	(16)	BBB+
Commercial mortgage-backed securities (CMBS)	4	335	—	19	—	354	—	AAA
Asset-backed securities:
CLOs	6	541	—	2	—	543	—	AA
Other	5	423	(7)	40	(2)	454	(2)	CCC+
Non-U.S. government securities	2	135	—	5	(3)	137	(1)	AA-
Total fixed-maturity securities	92	8,188	(35)	558	(48)	8,663	(23)	A+
Short-term investments	8	694	—	—	—	694	—	AAA
Total	100%	$8,882	$(35)	$558	$(48)	$9,357	$(23)	A+

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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
Mortgage-backed securities (3):
RMBS	6	571	(19)	35	(21)	566	(20)	A-
CMBS	4	358	—	29	—	387	—	AAA
Asset-backed securities:
CLOs	6	531	—	2	(1)	532	—	AA-
Other	5	427	(6)	31	(3)	449	(3)	CCC+
Non-U.S. government securities	2	167	—	10	(4)	173	—	AA-
Total fixed-maturity securities	91	8,204	(78)	698	(51)	8,773	(39)	A+
Short-term investments	9	851	—	—	—	851	—	AAA
Total	100%	$9,055	$(78)	$698	$(51)	$9,624	$(39)	A+
____________________
(1)Based on amortized cost.
(2)Ratings represent the lower of the Moody’s and S&P classifications, except for loss mitigation or risk management securities, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.
(3)U.S. government-agency obligations were approximately 32% of mortgage-backed securities as of September 30, 2021 and 35% as of December 31, 2020 based on fair value.
(4)Accumulated other comprehensive income (AOCI).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Unrealized Loss by Length of Time
for Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of September 30, 2021

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$122	$(4)	$—	$—	$122	$(4)
U.S. government and agencies	36	—	21	(2)	57	(2)
Corporate securities	483	(14)	24	(3)	507	(17)
Mortgage-backed securities:
RMBS	3	—	7	—	10	—
CMBS	5	—	—	—	5	—
Asset-backed securities:
CLOs	292	—	23	—	315	—
Non-U.S. government securities	20	(1)	8	(1)	28	(2)
Total	$961	$(19)	$83	$(6)	$1,044	$(25)
Number of securities (1)		376		24		398

Gross Unrealized Loss by Length of Time
for Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1	$—	$—	$—	$1	$—
U.S. government and agencies	22	(1)	—	—	22	(1)
Corporate securities	73	—	45	(5)	118	(5)
Mortgage-backed securities:
RMBS	15	(1)	1	—	16	(1)
CMBS	—	—	1	—	1	—
Asset-backed securities:
CLOs	251	(1)	81	—	332	(1)
Non-U.S. government securities	—	—	38	(4)	38	(4)
Total	$362	$(3)	$166	$(9)	$528	$(12)
Number of securities (1)		94		46		139
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2021 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value. As of September 30, 2021, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 20 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2020, 11 securities

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $5 million as of September 30, 2021 and $8 million as of December 31, 2020.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2021 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities by Contractual Maturity
As of September 30, 2021

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$259	$265
Due after one year through five years	1,685	1,781
Due after five years through 10 years	1,912	2,018
Due after 10 years	3,511	3,761
Mortgage-backed securities:
RMBS	486	484
CMBS	335	354
Total	$8,188	$8,663

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $254 million as of September 30, 2021 and $262 million as of December 31, 2020. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements, in the amount of $1,236 million and $1,511 million, based on fair value as of September 30, 2021 and December 31, 2020, respectively.

Net Investment Income and Equity in Earnings of Investees

Net investment income is a function of the yield that the Company earns on fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Net Investment Income and Equity in Earnings of Investees

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Investment income:
Externally managed fixed-maturity securities	$52	$54	$155	$178
Loss mitigation securities and other	11	16	41	53
AssuredIM managed fixed-maturity securities (1)	4	3	12	4
Investment income	67	73	208	235
Investment expenses	(1)	(2)	(4)	(6)
Net investment income	$66	$71	$204	$229

Equity in earnings of investees (2)	$23	$7	$66	$3
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.
(2)     Includes $13 million and $39 million for Third Quarter 2021 and Nine Months 2021, respectively, related to fair value gains on investments at fair value option using net asset value (NAV), as a practical expedient.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Gross realized gains on available-for-sale securities	$3	$16	$12	$39
Gross realized losses on available-for-sale securities	(6)	(3)	(10)	(12)
Net realized gains (losses) on other invested assets	1	—	1	—
Change in credit impairment and intent to sell (1)	5	—	1	(15)
Net realized investment gains (losses) (2)	$3	$13	$4	$12
____________________
(1)    Change in credit impairment was a benefit in Third Quarter 2021 and Nine Months 2021 primarily due to lower delinquencies on loss mitigation securities. Change in credit impairment in Nine Months 2020 was related primarily to an increase in the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in Nine Months 2020.
(2)    Includes foreign currency losses of $2 million in Third Quarter 2021 and gains of $5 million in Third Quarter 2020 and $6 million in Nine Months 2020. Foreign currency losses were de minimis in Nine Months 2021.

    The proceeds from sales of fixed-maturity securities classified as available-for-sale were $137 million in Third Quarter 2020, $222 million in Nine Months 2021 and $627 million in Nine Months 2020. There were no sales of fixed-maturity securities classified as available-for-sale in Third Quarter 2021.

The following table presents the roll forward of the credit losses on fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2021 and 2020.

Roll Forward of Credit Losses in the Investment Portfolio

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$39	$75	$78	$—
Effect of adoption of accounting guidance on credit losses on January 1, 2020	—	—	—	62
Additions for securities for which credit impairments were not previously recognized	—	—	1	1
Reductions for securities sold and other settlements	—	—	(42)	—
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	(4)	1	(2)	13
Balance, end of period	$35	$76	$35	$76

The Company recorded a benefit in credit losses of $4 million for Third Quarter 2021 and $1 million for Nine Months 2021. The Company recorded a credit loss expense of $14 million in Nine Months 2020. Credit loss expense was de minimis in Third Quarter 2020. The Company did not purchase any securities with credit deterioration during the periods presented. Most of the Company’s securities with credit deterioration are loss mitigation or other risk management securities.

9.    Variable Interest Entities

FG VIEs

The insurance subsidiaries provide financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but do not act as the servicer or collateral manager for any VIE obligations they guarantee. The transaction structure generally provides certain financial protection to the insurance subsidiaries. This financial protection can take several

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the insurance subsidiaries. In the case of first loss, the insurance subsidiaries’ financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs generate interest income that is in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

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

As part of the terms of its financial guaranty contracts, the insurance subsidiaries, under their insurance contracts, obtain certain protective rights with respect to the VIE that give them additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager’s financial condition. At deal inception, the insurance subsidiaries typically are not deemed to control the VIE; however, once a trigger event occurs, the insurance subsidiaries’ control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the insurance subsidiaries and, accordingly, where they are obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The insurance subsidiaries are deemed to be the control party for certain VIEs under GAAP, typically when their protective rights give them the power to both terminate and replace the deal servicer, which are characteristics specific to the Company’s financial guaranty contracts. If the protective rights that could make the insurance subsidiaries the control party have not been triggered, then the VIE is not consolidated. If the insurance subsidiaries are deemed no longer to have those protective rights, the VIE is deconsolidated.

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

As of September 30, 2021 and December 31, 2020, the Company consolidated 24 and 25 FG VIEs, respectively. During Nine Months 2021, there was one FG VIE that was deconsolidated. During Nine Months 2020, there were two FG VIEs that matured and two FG VIEs that were consolidated. There were no other consolidations or deconsolidations for the periods presented. Net loss on consolidation was $1 million in Nine Months 2020 and was recorded in fair value gains (losses) on FG VIEs.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Consolidated FG VIEs by Type of Collateral

	As of
	September 30, 2021	December 31, 2020
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$227	$243
U.S. RMBS second lien	44	53
Total FG VIEs’ assets	$271	$296

FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$235	$260
U.S. RMBS second lien	46	56
Total FG VIEs’ liabilities with recourse	$281	$316

FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$20	$17
U.S. RMBS second lien	—	—
Total FG VIEs’ liabilities without recourse	$20	$17

The change in the instrument-specific credit risk (ISCR) of the FG VIEs’ assets held as of September 30, 2021 that was recorded in the condensed consolidated statements of operations for Third Quarter 2021 and Nine Months 2021 were gains of $5 million and $9 million, respectively. The change in the ISCR of the FG VIEs’ assets held as of September 30, 2020 was a gain of $14 million for Third Quarter 2020 and a loss of $2 million for Nine Months 2020. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

    The inception-to-date change in fair value of the FG VIEs’ liabilities with recourse attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the insurance subsidiaries’ CDS spread from the most recent date of consolidation to the current period. In general, if the insurance subsidiaries’ CDS spread tightens, more value will be assigned to insurance subsidiaries’ credit; however, if the insurance subsidiaries’ CDS spread widens, less value is assigned to the insurance subsidiaries’ credit.

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$262	$274
FG VIEs’ liabilities with recourse	14	15
FG VIEs’ liabilities without recourse	16	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	57	68
Unpaid principal for FG VIEs’ liabilities with recourse (1)	295	330
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2021 through 2038.

CIVs

During Nine Months 2021, six new CIVs were consolidated and one CIV was deconsolidated. Three CLO warehouses were securitized and became CLOs during the period. There were no gains or losses on deconsolidation in Third Quarter 2021 and Nine Months 2021. As of September 30, 2021, the Company’s CIVs consist of seven AssuredIM Funds, seven CLOs and two CLO warehouses. Substantially all of the CIVs are VIEs. The Company consolidates these investment vehicles because it is

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
deemed to be the primary beneficiary based on its power to direct the most significant activities of each VIE (through AssuredIM) and its level of economic interest in the entities (through the Company’s investment in AssuredIM Funds).

    The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions. Changes in the fair value of assets and liabilities of CIVs, interest income and expense are recorded in “fair value gains (losses) on consolidated investment vehicles” in the condensed consolidated statements of operations. Interest income from CLO assets is recorded based on contractual rates.

Assets and Liabilities of CIVs

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$88	$117
Fund investments, at fair value
Obligations of state and political subdivisions	93	61
Structured products	53	39
Corporate securities	2	9
Equity securities (1)	43	18
Due from brokers and counterparties	25	35
Other	2	—
CLO and CLO warehouse assets:
Cash	50	17
CLO investments:
Loans in CLOs, fair value option, collateralized financing entity (CFE)	3,174	1,291
Loans in CLO warehouses, fair value option	498	170
Short-term investments, at fair value	252	139
Due from brokers and counterparties	91	17
Total assets (2)	$4,371	$1,913
Liabilities:
CLO obligations, fair value option, CFE (3)	2,937	1,227
Warehouse financing debt, fair value option (4)	275	25
Securities sold short, at fair value	31	47
Due to brokers and counterparties	642	290
Other liabilities	1	1
Total liabilities	$3,886	$1,590
____________________
(1)    Represents investments in AssuredIM Funds or other affiliated entities that are held by CIVs.
(2)    Includes assets of a voting interest entity as of September 30, 2021 and December 31, 2020 of $5 million and $10 million, respectively.
(3)    The weighted average maturity of CLO obligations was 6.3 years as of September 30, 2021 and 5.6 years as of December 31, 2020. The weighted average interest rate of CLO obligations was 1.9% as of September 30, 2021 and 2.4% as of December 31, 2020. CLO obligations will mature at various dates from 2032 to 2034.
(4)    The weighted average maturity of warehouse financing debt of CLO warehouses was 1.1 years as of September 30, 2021 and 1.7 years as of December 31, 2020. The weighted average interest rate of warehouse financing debt of CLO warehouses was 1.3% as of September 30, 2021 and 1.7% as of December 31, 2020. Warehouse financing debt will mature at various dates from 2022 to 2023.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Redeemable Noncontrolling Interests in CIVs

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Beginning balance	$21	$20	$21	$7
Reallocation of ownership interests	—	—	—	(10)
Contributions to investment vehicles	—	—	—	25
Net income (loss)	—	1	—	(1)
September 30,	$21	$21	$21	$21

As of September 30, 2021 and December 31, 2020, the CIVs had a commitment to invest $17 million and $6 million, respectively.

As of September 30, 2021, the CIVs included forward currency contracts and interest rate swaps with a notional of $26 million and $23 million, respectively, and average notional of $19 million and $15 million, respectively. As of December 31, 2020, the CIVs included forward currency contracts and interest rate swaps with a notional of $11 million and $8 million, respectively, and average notional of $6 million and $4 million, respectively. The fair value of the forward contracts and interest rate swaps is reported in the “assets of CIVs” or “liabilities of CIVs” in the condensed consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. The net change in fair value of forward currency contracts and interest rate swaps were gains of $1 million in Nine Months 2021. The net change in fair value of forward currency contracts was de minimis in Third Quarter 2021, Third Quarter 2020 and Nine Months 2020.

Certain of the CIVs have entered into financing arrangements with financial institutions, generally to provide liquidity to such CIVs during the CLO warehouse stage. Borrowings are generally secured by the investments purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective vehicle. When a CIV borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or the Company. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or the Company.

As of September 30, 2021, these credit facilities had varying maturities ranging from April 21, 2022 to April 23, 2023 with the aggregate principal amount not exceeding $777 million. The available commitment was based on the amount of equity contributed to the warehouse which was $279 million. As of September 30, 2021, $216 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 85 basis points (bps) to 3-month LIBOR plus 120 bps (with a floor on the LIBOR/Euribor rates of zero). The CLO warehouses were in compliance with all financial covenants as of September 30, 2021.

As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under a BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) credit facility dated August 26, 2020 by EUR 2021-1 and AssuredIM, respectively. During the first quarter of 2021, EUR 2021-1 and AssuredIM repaid the borrowings under this credit facility.

Effect of Consolidating FG VIEs and CIVs

The effect of consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment) includes (1) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the condensed consolidated financial statements, (2) eliminating the premiums and losses associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs, and (3) eliminating the investment balances associated with the insurance subsidiaries' purchases of the debt obligations of the FG VIEs.

The effect of consolidating CIVs (as opposed to accounting for them as equity method investments in the Insurance segment) has a significant effect on assets, liabilities and cash flows, and includes (1) the establishment of the assets and liabilities of the CIVs, and related changes in fair value, (2) eliminating the asset management fees earned by AssuredIM from the CIVs, and (3) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings of investees. The economic effect of the Company’s ownership interest in CIVs is presented in the Insurance segment as equity in earnings of investees as separate line items on a consolidated basis.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The table below reflects the effect of consolidating FG VIEs and CIVs. The amounts represent (1) the assets, liabilities, revenues and expenses of the FG VIEs and the CIVs, and (2) the amounts eliminated between consolidated FG VIEs or CIVs and the operating subsidiaries.

Effect of Consolidating FG VIEs and CIVs on the Condensed Consolidated Balance Sheets
Increase (Decrease)

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Assets
Investments:
Fixed-maturity securities and short-term investments (1)	$(50)	$(32)
Equity method investments (2)	(363)	(254)
Other invested assets	—	(2)
Total investments	(413)	(288)
Premiums receivable, net of commissions payable (3)	(6)	(6)
Salvage and subrogation recoverable (3)	(15)	(9)
FG VIEs’ assets, at fair value	271	296
Assets of CIVs	4,371	1,913
Other assets	—	(3)
Total assets	$4,208	$1,903
Liabilities
Unearned premium reserve (3)	$(36)	$(38)
Loss and LAE reserve (3)	(34)	(41)
FG VIEs’ liabilities with recourse, at fair value	281	316
FG VIEs’ liabilities without recourse, at fair value	20	17
Liabilities of CIVs	3,886	1,590
Total liabilities	4,117	1,844

Redeemable noncontrolling interests (4)	21	21

Shareholders’ equity
Retained earnings	22	22
Accumulated other comprehensive income (5)	(27)	(25)
Total shareholders’ equity attributable to Assured Guaranty Ltd.	(5)	(3)
Nonredeemable noncontrolling interests (4)	75	41
Total shareholders’ equity	70	38
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$4,208	$1,903
 ____________________
(1)    Represents the elimination of investment balances related to the insurance subsidiaries’ purchases of insured FG VIEs’ debt.
(2)    Represents the elimination of the equity method investment made by AGAS and other subsidiaries in the consolidated AssuredIM Funds.
(3)    Represents the elimination of insurance balances related to the insurance subsidiaries’ guarantee of FG VIEs’ liabilities with recourse.
(4)    Represents the proportion of consolidated AssuredIM Funds that is not owned by AGAS or other subsidiaries.
(5)    Represents (a) the fair value of the FG VIEs’ liabilities with recourse that are attributable to changes in the Company’s own credit risk and (b) elimination of the AOCI related to the insurance subsidiaries’ purchases of insured FG VIEs’ debt.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Effect of Consolidating FG VIEs and CIVs on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Fair value gains (losses) on FG VIEs (1)	$5	$—	$18	$(8)
Fair value gains (losses) on CIVs (2)	16	18	53	37
Equity in earnings of investees (3)	(11)	(13)	(35)	(29)
Other (4)	(13)	(6)	(26)	(4)
Effect on income before tax	(3)	(1)	10	(4)
Less: Tax provision (benefit)	(2)	(1)	(1)	(2)
Effect on net income (loss)	(1)	—	11	(2)
Less: Effect on noncontrolling interests (5)	3	3	11	5
Effect on net income (loss) attributable to AGL	$(4)	$(3)	$—	$(7)
 ____________________
(1)    Changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to factors other than changes in the Company’s own credit risk. Included in other income (loss) in the condensed consolidated statements of operations.
(2)    Includes a loss of $2 million resulting from the extinguishment of debt of one of the Company’s CIVs.
(3)    Represents the elimination of the equity in earnings of investees of AGAS and the other subsidiaries' investments in the consolidated AssuredIM Funds.
(4)    Includes net earned premiums, net investment income, asset management fees, loss and LAE and other operating expenses.
(5)    Represents the proportion of consolidated AssuredIM Funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

The fair value gains on CIVs for Third Quarter 2021 and Nine Months 2021 were attributable to realized gains, changes in underlying investment prices and investment interest, net of fees and expenses. The fair value gains on CIVs for Third Quarter 2020 and Nine Months 2020 were attributable to price appreciation on underlying assets.

Fair value gains on FG VIEs in Third Quarter 2021 and Nine Months 2021 are primarily due to improvements in the underlying collateral. For Third Quarter 2020, the fair value gains on FG VIEs were de minimis. The fair value losses for Nine Months 2020 were primarily due to price depreciation due to the observed widening in the market credit spreads for the underlying collateral.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $96 million and liabilities of $9 million as of September 30, 2021, and assets of $96 million and liabilities of $3 million as of December 31, 2020, primarily recorded in investments and credit derivative liabilities on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 17 thousand policies monitored as of September 30, 2021, approximately 15 thousand policies are not within the scope of FASB Accounting Standards Codification (ASC) 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of September 30, 2021 and December 31, 2020, the Company identified 80 and 79 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 24 and 25 FG VIEs as of September 30, 2021 and December 31, 2020,

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
respectively. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

The Company manages funds and CLOs that have been determined to be VIEs, in which the Company concluded that it is not the primary beneficiary. As such, the Company does not consolidate these entities.

The Company holds variable interests in a healthcare private equity fund, a VIE which is not consolidated, as it has been determined that the Company is not the primary beneficiary, but in which it holds a significant variable interest. This VIE has $214 million of assets and $60 million of liabilities as of September 30, 2021 and $204 million of assets and $9 million of liabilities as of December 31, 2020. As of September 30, 2021, the Company had $102 million maximum exposure to losses relating to this VIE, which is limited to the carrying value of this investment.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During Nine Months 2021, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

The Company’s methods for calculating fair value produce a fair value that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a materially different estimate of fair value at the reporting date.

The categorization within the fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels as follows, with Level 1 being the highest and Level 3 the lowest. An asset’s or liability’s categorization is based on the lowest level of significant input to its valuation.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
 There was a transfer of a fixed-maturity security from Level 3 to Level 2 during Nine Months 2020. There were no other transfers into or from Level 3 during the periods presented.

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

    As of September 30, 2021, the Company used models to price 214 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1,316 million. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Short-Term Investments

Short-term investments that are traded in active markets are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Other Invested Assets

Other invested assets that are carried at fair value primarily include equity securities traded in active markets that are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Other invested assets also include equity method investments in an AssuredIM healthcare private equity fund and a distressed opportunities fund managed by a third-party asset manager for which the Company elected the fair value option using NAV, as a practical expedient. Accordingly, these equity method investments are excluded from the fair value hierarchy.

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

The fair value of CCS, which is reported in other assets on the condensed consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS and AGM’s

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security. The change in fair value of the AGC CCS and AGM CPS are recorded in fair value gains (losses) on committed capital securities in the condensed consolidated statements of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGC and AGM CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

Supplemental Executive Retirement Plans

    The Company classifies assets included in the Company’s various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is valued based on the observable published daily values of the underlying mutual fund included in the plans (Level 1) or based upon the NAV of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. The change in fair value of these assets is reported in other operating expenses in the condensed consolidated statements of operations.

Contracts Accounted for as Credit Derivatives
The Company’s credit derivatives in the Insurance segment primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes in fair value reported in the statements of operations. The Company did not enter into CDS contracts with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

The terms of the Company’s CDS contracts differ from more standardized credit derivative contracts sold by companies outside the financial guaranty industry. The non-standard terms generally include the absence of collateral support agreements or immediate settlement provisions. In addition, the Company employs relatively high attachment points and does not exit derivatives it sells, except under specific circumstances such as mutual agreements with counterparties. Management considers the non-standard terms of the Company’s credit derivative contracts in determining the fair value of these contracts.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2021 were such that market prices of the Company’s CDS contracts were not available.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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
•Credit spreads interpolated based upon market indices adjusted to reflect the non-standard terms of the Company’s CDS contracts.
•Credit spreads extrapolated based upon transactions of similar asset classes, similar ratings, and similar time to maturity.

The rates used to discount future expected premium cash flows ranged from 0.11% to 1.98% at September 30, 2021 and 0.19% to 1.33% at December 31, 2020.

The premium the Company receives is referred to as the “net spread.” The Company’s pricing model takes into account not only how credit spreads on risks that it assumes affect pricing, but also how the Company’s own credit spread affects the pricing of its transactions. The Company’s own credit risk is factored into the determination of net spread based on the impact of changes in the quoted market price for credit protection bought on the Company, as reflected by quoted market prices on CDS referencing AGC. Due to the relatively low volume and characteristics of CDS contracts remaining in AGM’s portfolio, changes in AGM's credit spreads do not significantly affect the fair value of these CDS contracts. The Company obtains the quoted price of CDS contracts traded on AGC from market data sources published by third parties. The cost to acquire CDS protection referencing AGC affects the amount of spread on CDS transactions that the Company retains and, hence, their fair value. As the cost to acquire CDS protection referencing AGC increases, the amount of premium the Company retains on a transaction generally decreases.

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 51%, based on fair value, of the Company’s CDS contracts were fair valued using this minimum premium as of December 31, 2020. As of September 30, 2021, the corresponding percentage was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases, causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The amount of premium a financial guaranty insurance market participant can demand is inversely related to the cost of credit protection on the insurance company as measured by market credit spreads assuming all other assumptions remain constant. This is because the buyers of credit protection typically hedge a portion of their risk to the financial guarantor, due to the fact that the contractual terms of the Company’s contracts typically do not require the posting of collateral by the guarantor. The extent of the hedge depends on the types of instruments insured and the current market conditions.

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

Fair Value Option on FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The net change in the fair value of consolidated FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on financial guaranty variable interest entities” in the condensed consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in ISCR which is separately presented in other comprehensive income (OCI). Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on financial guaranty variable interest entities”. The FG VIEs issued securities typically collateralized by first lien and second lien RMBS.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The models used to price the FG VIEs’ liabilities generally apply the same inputs used in determining fair value of FG VIEs’ assets. For those liabilities insured by the Company, the benefit of the Company’s insurance policy guaranteeing the timely payment of debt service is also taken into account.

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

Assets and Liabilities of CIVs

The consolidated CLOs, are CFEs, and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured under the fair value option using the CFE practical expedient. The loans are all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result, the less observable CLO debt is measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs are measured at fair value and the debt of consolidated CLOs are measured as: (1) the sum of (a) the fair value of the financial assets, and (b) the carrying value of any nonfinancial assets held temporarily, less (2) the sum of (c) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (d) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).

Prior to securitization, when loans are warehoused in an investment vehicle, such vehicle is not considered a CFE. The Company has elected the fair value option to measure the loans held and the debt issued by CLO warehouses to mitigate the accounting mismatch between such assets and liabilities when a CLO warehouse securitizes and becomes a CLO.

Investments held by CIVs which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which has no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third-party data generally at the average between the offer and bid prices. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors. Investments in private equity funds are generally valued utilizing NAV.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of September 30, 2021

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$3,853	$—	$3,743	$110
U.S. government and agencies	131	—	131	—
Corporate securities	2,707	—	2,707	—
Mortgage-backed securities:
RMBS	484	—	246	238
CMBS	354	—	354	—
Asset-backed securities	997	—	29	968
Non-U.S. government securities	137	—	137	—
Total fixed-maturity securities	8,663	—	7,347	1,316
Short-term investments	694	691	3	—
Other invested assets (1)	13	6	—	7
FG VIEs’ assets	271	—	—	271
Assets of CIVs (2):
Fund investments:
Obligations of state and political subdivisions	93	—	93	—
Structured products	53	—	53	—
Corporate securities	2	—	2	—
Equity securities	34	—	—	34
Other	1	—	1	—
CLOs and CLO warehouse assets:
Loans	3,672	—	3,672	—
Short-term investments	252	252	—	—
Total assets of CIVs	4,107	252	3,821	34
Other assets	127	50	51	26
Total assets carried at fair value	$13,875	$999	$11,222	$1,654
Liabilities:
Credit derivative liabilities	$137	$—	$—	$137
FG VIEs’ liabilities with recourse	281	—	—	281
FG VIEs’ liabilities without recourse	20	—	—	20
Liabilities of CIVs:
CLO obligations of CFEs	2,937	—	—	2,937
Warehouse financing debt	275	—	216	59
Securities sold short	31	—	31	—
Total liabilities of CIVs	3,243	—	247	2,996
Total liabilities carried at fair value	$3,681	$—	$247	$3,434

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2020

		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment portfolio, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$3,991	$—	$3,890	$101
U.S. government and agencies	162	—	162	—
Corporate securities	2,513	—	2,483	30
Mortgage-backed securities:
RMBS	566	—	311	255
CMBS	387	—	387	—
Asset-backed securities	981	—	41	940
Non-U.S. government securities	173	—	173	—
Total fixed-maturity securities	8,773	—	7,447	1,326
Short-term investments	851	786	65	—
Other invested assets (1)	15	10	—	5
FG VIEs’ assets	296	—	—	296
Assets of CIVs (2):
Fund investments:
Obligations of state and political subdivisions	61	—	61	—
Structured products	39	—	39	—
Corporate securities	9	—	9	—
Equity securities	10	—	8	2
CLOs and CLO warehouse assets:
Loans	1,461	—	1,461	—
Short-term investments	139	139	—	—
Total assets of CIVs	1,719	139	1,578	2
Other assets	145	42	48	55
Total assets carried at fair value	$11,799	$977	$9,138	$1,684
Liabilities:
Credit derivative liabilities	$103	$—	$—	$103
FG VIEs’ liabilities with recourse	316	—	—	316
FG VIEs’ liabilities without recourse	17	—	—	17
Liabilities of CIVs
CLO obligations of CFEs	1,227	—	—	1,227
Warehouse financing debt	25	—	25	—
Securities sold short	47	—	47	—
Total liabilities of CIVs	1,299	—	72	1,227
Other liabilities	1	—	1	—
Total liabilities carried at fair value	$1,736	$—	$73	$1,663
____________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $119 million and $91 million of equity method investments measured at fair value under the fair value option using the NAV as a practical expedient as of September 30, 2021 and December 31, 2020, respectively.
(2)    Excludes $9 million and $8 million as of September 30, 2021 and December 31, 2020, respectively, in AssuredIM Funds carried by certain feeder funders owned by employees that are consolidated, but for which the Company records noncontrolling interest for 100% of the balance. The consolidation of these funds result in a gross up assets and

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
noncontrolling interests on the condensed consolidated financial statements; however, they result in no economic equity or net income attributable to AGL.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during Third Quarter 2021, Third Quarter 2020, Nine Months 2021 and Nine Months 2020.

Roll Forward of Level 3 Assets
At Fair Value on a Recurring Basis
Third Quarter 2021

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs - Equity Securities	Other (7)
	(in millions)
Fair value as of June 30, 2021	$110		$248		$975		$287		$1	$31
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	8	(1)	5	(1)	2	(2)	—	(4)	(3)
Other comprehensive income (loss)	(1)		(2)		3		—		—	—
Purchases	—		—		55		—		33	—
Sales	—		—		—		—		—	—
Settlements	—		(16)		(70)		(18)		—	—
Fair value as of September 30, 2021	$110		$238		$968		$271		$34	$27
Change in unrealized gains (losses) included in earnings related to financial instruments held as of September 30, 2021							$2	(2)	$—	$(3)	(3)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of September 30, 2021	$(1)		$(2)		$3

Roll Forward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Third Quarter 2021

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of June 30, 2021	$(154)		$(296)		$(24)		$(2,385)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	21	(6)	—	(2)	2	(2)	4	(4)
Other comprehensive income (loss)	—		2		—		—
Issuances	—		—		—		(989)
Settlements	(1)		13		2		374
Fair value as of September 30, 2021	$(134)		$(281)		$(20)		$(2,996)
Change in unrealized gains (losses) included in earnings related to financial instruments held as of September 30, 2021	$1	(6)	$—	(2)	$2	(2)	$1	(4)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of September 30, 2021			$2

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets
At Fair Value on a Recurring Basis
Third Quarter 2020

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Corporate Securities		Equity Securities and Warrants		Structured Products	Other (7)
	(in millions)
Fair value as of June 30, 2020	$97		$29		$254		$714		$318		$60		$53		$6	$78
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	1	(1)	5	(1)	7	(1)	8	(2)	2	(4)	6	(4)	—	(10)	(3)
Other comprehensive income (loss)	(5)		—		9		26		—		—		—		—	—
Purchases	—		—		—		172		—		—		5		—	—
Sales	—		—		—		(19)		—		—		(21)		(6)	—
Settlements	(1)		—		(11)		(3)		(12)		—		—		—	—
Fair value as of September 30, 2020	$93		$30		$257		$897		$314		$62		$43		$—	$68
Change in unrealized gains (losses) included in earnings related to financial instruments held as of September 30, 2020									$8	(2)	$2	(4)	$5	(4)	$—	$(10)	(3)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of September 30, 2020	$(5)		$—		$9		$26

Roll Forward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Third Quarter 2020

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of June 30, 2020	$(161)		$(332)		$(20)		$(806)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(3)	(6)	(9)	(2)	(1)	(2)	(24)	(4)
Other comprehensive income (loss)	—		(4)		—		—
Issuances	—		—		—		—
Settlements	5		9		2		—
Fair value as of September 30, 2020	$(159)		$(336)		$(19)		$(830)
Change in unrealized gains (losses) included in earnings related to financial instruments held as of September 30, 2020	$1	(6)	$(7)	(2)	$(1)	(2)	$(24)	(4)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of September 30, 2020			$(4)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets
At Fair Value on a Recurring Basis
Nine Months 2021

	Fixed-Maturity Securities
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs - Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$54
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	4	(1)	2	(1)	15	(1)	16	(1)	20	(2)	4	(4)	(28)	(3)
Other comprehensive income (loss)	7		16		7		9		—		—		1
Purchases	—		—		—		266		—		55		—
Sales	—		(48)		—		(76)		—		(27)		—
Settlements	(2)		—		(39)		(187)		(45)		—		—
Fair value as of September 30, 2021	$110		$—		$238		$968		$271		$34		$27
Change in unrealized gains (losses) included in earnings related to financial instruments held as of September 30, 2021									$21	(2)	$2	(4)	$(28)	(3)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of September 30, 2021	$7		$—		$6		$9						$1

Roll Forward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Nine Months 2021

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2020	$(100)		$(316)		$(17)		$(1,227)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(31)	(6)	1	(2)	(6)	(2)	2	(4)
Other comprehensive income (loss)	—		(1)		—		—
Issuances	—		—		—		(2,147)
Settlements	(3)		35		3		376
Fair value as of September 30, 2021	$(134)		$(281)		$(20)		$(2,996)
Change in unrealized gains (losses) included in earnings related to financial instruments held as of September 30, 2021	$(54)	(6)	$2	(2)	$(6)	(2)	$5	(4)
Change in unrealized gains (losses) included in OCI related to financial instruments held as of September 30, 2021			$(1)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets
At Fair Value on a Recurring Basis
Nine Months 2020

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Corporate Securities		Equity Securities and Warrants		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$47		$17		$—		$55
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	4	(1)	(5)	(1)	10	(1)	21	(1)	(79)	(2)	10	(4)	9	(4)	3	(4)	13	(3)
Other comprehensive income (loss)	(16)		(6)		(26)		(16)		—		—		—		—		—
Purchases	—		—		—		290		—		5		55		17		—
Sales	—		—		—		(42)		—		—		(38)		(20)		—
Settlements	(2)		—		(35)		(13)		(67)		—		—		—		—
VIE consolidations	—		—		—		—		18		—		—		—		—
Transfers out of Level 3	—		—		—		(1)		—		—		—		—		—
Fair value as of September 30, 2020	$93		$30		$257		$897		$314		$62		$43		$—		$68
Change in unrealized gains (losses) included in earnings related to financial instruments held as of September 30, 2020									$(2)	(2)	$10	(4)	$8	(4)	$—		$13	(3)
Change in unrealized gains (losses) included in OCI related to financial instruments held at September 30, 2020	$(16)		$(6)		$(24)		$(17)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Liabilities
At Fair Value on a Recurring Basis
Nine Months 2020

			FG VIEs’ Liabilities
	Credit Derivative Asset (Liability), net (5)		With Recourse		Without Recourse		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2019	$(185)		$(367)		$(102)		$(481)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	20	(6)	(5)	(2)	73	(2)	13	(4)
Other comprehensive income (loss)	—		2		—		—
Issuances	—		—		—		(362)
Settlements	6		50		13		—
VIE consolidations	—		(16)		(3)		—
Fair value as of September 30, 2020	$(159)		$(336)		$(19)		$(830)
Change in unrealized gains (losses) included in earnings related to financial instruments held as of September 30, 2020	$28	(6)	$(3)	(2)	$(2)	(2)	$13	(4)
Change in unrealized gains (losses) included in OCI related to financial instruments held at September 30, 2020			$2
____________________
(1)Included in net realized investment gains (losses) and net investment income.
(2)Included in fair value gains (losses) on FG VIEs.
(3)Recorded in fair value gains (losses) on CCS, net investment income and other income.
(4)Recorded in fair value gains (losses) on CIVs.
(5)Represents the net position of credit derivatives. Credit derivative assets (recorded in other assets) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the condensed consolidated balance sheets based on net exposure by transaction.
(6)Reported in fair value gains (losses) on credit derivatives.
(7)Includes CCS and other invested assets.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
At September 30, 2021

Financial Instrument Description	Fair Value at September 30, 2021 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$110	Yield	4.2%	-	49.5%	5.9%

RMBS	238	CPR	0.0%	-	22.2%	9.6%
		CDR	1.4%	-	12.0%	6.0%
		Loss severity	50.0%	-	125.0%	84.6%
		Yield	3.4%	-	6.0%	4.6%
Asset-backed securities:
Life insurance transactions	382	Yield	4.6%

CLOs	543	Discount margin	0.8%	-	3.4%	1.8%

Others	43	Yield	2.8%	-	7.3%	7.3%

FG VIEs’ assets (1)	271	CPR	0.9%	-	21.7%	12.2%
		CDR	1.4%	-	26.9%	7.9%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.5%	-	7.9%	4.8%

Assets of CIVs:
Equity securities (3)	34	(3)	(3)			(3)

Other assets (1)	23	Implied Yield	2.7%	-	3.3%	3.0%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Financial Instrument Description (1)	Fair Value at September 30, 2021 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities:

Credit derivative liabilities, net	$(134)	Year 1 loss estimates	0.0%	-	85.8%	0.1%
		Hedge cost (in bps)	9.4	-	46.1	15.2
		Bank profit (in bps)	0.0	-	186.9	69.3
		Internal floor (in bps)	8.8
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities	(301)	CPR	0.9%	-	21.7%	12.2%
		CDR	1.4%	-	26.9%	7.9%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.5%	-	7.9%	3.9%

Liabilities of CIVs:
CLO obligations of CFEs (5)	(2,937)	Yield	1.6%	-	11.7%	2.1%

Warehouse financing debt	(59)	Yield	12.7%	-	15.8%	14.1%
___________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments recorded in other invested assets with a fair value of $7 million.
(3)    Includes an equity investment of $33 million acquired in Third Quarter 2021 by a consolidated fund. Due to this fund’s quarter lag in reporting, the investment’s purchase price represents its fair value of September 30, 2021.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs, where it is calculated as a percentage of fair value.
(5)    See CFE fair value methodology described above for consolidated CLOs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Quantitative Information About Level 3 Fair Value Inputs
At December 31, 2020

Financial Instrument Description	Fair Value at December 31, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$101	Yield	6.4%	-	33.4%	12.8%

Corporate security	30	Yield	42.0%

RMBS	255	CPR	0.4%	-	30.0%	7.1%
		CDR	1.5%	-	9.9%	6.0%
		Loss severity	45.0%	-	125.0%	83.6%
		Yield	3.7%	-	5.9%	4.5%
Asset-backed securities:
Life insurance transactions	367	Yield	5.2%

CLOs	532	Discount Margin	0.1%	-	3.1%	1.9%

Others	41	Yield	2.6%	-	9.0%	9.0%

FG VIEs’ assets (1)	296	CPR	0.9%	-	19.0%	9.4%
		CDR	1.9%	-	26.6%	6.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.9%	-	6.0%	4.8%

Assets of CIVs (3):
Equity securities	2	Yield	9.7%

Other assets (1)	52	Implied Yield	3.4%	-	4.2%	3.8%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Financial Instrument Description	Fair Value at December 31, 2020 (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities:

Credit derivative liabilities, net	$(100)	Year 1 loss estimates	0.0%	-	85.0%	1.9%
		Hedge cost (in bps)	19.0	-	99.0	32.0
		Bank profit (in bps)	47.0	-	329.0	93.0
		Internal floor (in bps)	15.0	-	30.0	21.0
		Internal credit rating	AAA	-	CCC	AA-

FG VIEs’ liabilities	(333)	CPR	0.9%	-	19.0%	9.4%
		CDR	1.9%	-	26.6%	6.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.9%	-	6.2%	3.8%

Liabilities of CIVs:
CLO obligations of CFEs (5)	(1,227)	Yield	2.2%	-	15.2%	2.5%
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value of Financial Instruments Not Carried at Fair Value

	As of September 30, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Other invested assets	$—	$2	$1	$3
Other assets (1)	91	91	83	83
Financial guaranty insurance contracts (2)	(2,163)	(2,056)	(2,464)	(3,882)
Long-term debt	(1,671)	(1,845)	(1,224)	(1,561)
Other liabilities (1)	(40)	(40)	(27)	(27)
Assets (liabilities) of CIVs:
Due from brokers and counterparties	116	116	52	52
Due to brokers and counterparties	(642)	(642)	(290)	(290)
____________________
(1)    The Company’s other assets and other liabilities consist of: accrued interest, repurchase agreement liability, management fees receivables, promissory note receivable, receivables for securities sold and payables for securities purchased, for which the carrying value approximates fair value. Includes a $19 million repurchase agreement liability entered into during Nine Months 2021.
(2)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.

11.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Management fees:
CLOs (1)	$9	$4	$31	$11
Opportunity funds and liquid strategies	4	1	12	5
Wind-down funds	2	6	6	21
Total management fees	15	11	49	37
Performance fees	—	—	1	—
Reimbursable fund expenses	5	6	15	23
Total asset management fees	$20	$17	$65	$60
_____________________
(1)    To the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance compensation earned from the CLOs. Gross management fees from CLOs, before rebates, were $11 million, $7 million, $36 million and $24 million for Third Quarter 2021, Third Quarter 2020, Nine Months 2021 and Nine Months 2020, respectively.

    The Company had management and performance fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $8 million as of September 30, 2021 and $5 million as of December 31, 2020. The Company had no unearned revenues as of September 30, 2021 and December 31, 2020.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
12.    Income Taxes

Overview

AGL and its Bermuda subsidiaries AG Re, AGRO, and Cedar Personnel Ltd. (Bermuda Subsidiaries) are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL’s U.S., U.K. and French subsidiaries are subject to income taxes imposed by U.S., U.K. and French authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code (the Code) to be taxed as a U.S. domestic corporation.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Deferred tax assets (liabilities)	$(53)	$(100)
Current tax assets (liabilities)	(12)	21
____________________
(1)     Included in other assets or other liabilities on the condensed consolidated balance sheets.

Valuation Allowance

The Company has $24 million of foreign tax credit (FTC) due to the 2017 Tax Cuts and Jobs Act (TCJA) for use against regular tax in future years. FTCs will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $24 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Expected tax provision (benefit)	$(6)	$19	$16	$50
Tax-exempt interest	(4)	(5)	(12)	(13)
Change in liability for uncertain tax positions	—	(17)	—	(17)
Effect of provision to tax return filing adjustment	(4)	(7)	(4)	(7)
State taxes, net of federal benefit	(2)	1	5	2
Foreign taxes	4	(4)	6	3
Taxes on reinsurance	(4)	4	(1)	3
Other	1	(1)	(2)	(1)
Total provision (benefit) for income taxes	$(15)	$(10)	$8	$20
Effective tax rate	(313.3)%	(12.0)%	6.0%	8.4%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
U.S.	$(10)	$72	$92	$244
Bermuda	31	(14)	67	1
U.K.	(13)	21	(9)	(3)
Other	(3)	—	(5)	(3)
Total	$5	$79	$145	$239

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
U.S.	$181	$200	$465	$606
Bermuda	32	35	90	94
U.K.	(1)	29	29	30
Other	—	4	1	6
Total	$212	$268	$585	$736

    Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Audits

As of September 30, 2021, AGUS and Assured Guaranty Overseas US Holdings Inc. had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward. The companies are not currently under audit with the IRS. The Company’s U.K. subsidiaries are not currently under examination and have open tax years of 2019 forward. The Company's French subsidiary is not currently under examination and has open tax years of 2019 forward.

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

    In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See "Exposure to Puerto Rico" section of Note 3, Outstanding Exposure, for a description of such actions. Also in the ordinary course of their respective business, certain of AGL's investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

    The Company also receives subpoenas duces tecum and interrogatories from regulators from time to time.

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Supreme Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP's termination of 28 other credit derivative transactions between LBIE and AGFP and AGFP's calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP has calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE's complaint, and on March 15, 2013, the court granted AGFP's motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE's claim with respect to the 28 other credit derivative transactions. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE’s valuation expert has calculated LBIE’s claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk and excluding any applicable interest. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP's counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court’s ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court’s decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. The trial was originally scheduled for March 9, 2020, but was postponed due to COVID-19. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) and remove this action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. On March 22, 2021, the Bankruptcy Court denied the motion and remanded the action to the Supreme Court. On March 29, 2021, the action was reassigned to Justice Melissa A. Crane. Trial began on October 18, 2021.

14.    Long-Term Debt

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Debt

	As of September 30, 2021		As of December 31, 2020
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS:
7% Senior Notes (1)	$200	$197	$200	$197
5% Senior Notes (1) (4)	330	329	500	498
3.15% Senior Notes (1)	500	494	—	—
3.6% Senior Notes (1)	400	395	—	—
Series A Enhanced Junior Subordinated Debentures (2)	150	150	150	150
AGUS - long-term debt	1,580	1,565	850	845
AGUS - Intercompany loans	280	280	280	280
Total AGUS	1,860	1,845	1,130	1,125
AGMH (3):
67/8% Quarterly Interest Bonds (1) (4)	—	—	100	71
6.25% Notes (1) (4)	—	—	230	145
5.6% Notes (1) (4)	—	—	100	58
Junior Subordinated Debentures (2)	300	213	300	209
Total AGMH - long-term debt	300	213	730	483
AGM (3):
AGM Notes Payable	2	2	3	3
Total AGM - notes payable	2	2	3	3
AGMH's long-term debt purchased by AGUS	(154)	(109)	(154)	(107)
Elimination of intercompany loans payable	(280)	(280)	(280)	(280)
Total	$1,728	$1,671	$1,429	$1,224
 ____________________
(1)    AGL fully and unconditionally guarantees these obligations.
(2)    Guaranteed by AGL on a junior subordinated basis.
(3)     Carrying amounts are different than principal amounts primarily due to fair value adjustments at the date of the AGMH acquisition, which are accreted or amortized into interest expense over the remaining terms of these obligations.
(4)    Redeemed or partially redeemed in Third Quarter 2021.

3.15% Senior Notes. On May 26, 2021, AGUS issued $500 million of 3.150% Senior Notes due 2031 (3.15% Senior Notes) for net proceeds of $494 million. The net proceeds from the issuance were used for the redemption on July 9, 2021, of all of AGMH's debt maturing in 2101 and a portion of AGMH debt maturing in 2102, as described below, with the balance being used for general corporate purposes, including share repurchases. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time prior to March 15, 2031 (the date that is three months prior to the maturity of the 3.15% Senior Notes), at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 3.15% Senior

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2031 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30- day months) at a discount rate equal to the Treasury Rate plus 25 bps; plus, in each case, accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time on and after March 15, 2031, at its option, at a redemption price equal to 100% of the principal amount of the 3.15% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.15% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.15% Senior Notes are senior unsecured obligations of AGUS and rank equally in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equally in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

3.6% Senior Notes. On August 20, 2021, AGUS issued $400 million of 3.600% Senior Notes due 2051 (3.6% Senior Notes) for net proceeds of $395 million. The net proceeds from the issuance were used for the redemption on September 27, 2021, of all of AGMH’s debt maturing in 2103, the remaining AGMH debt maturing in 2102, and a portion of AGUS’s debt maturing in 2024, as described below. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time prior to March 15, 2051 (the date that is six months prior to the maturity of the 3.6% Senior Notes), at its option, at a redemption price equal to the greater of (i) 100% of the principal amount of the 3.6% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2051 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30- day months) at a discount rate equal to the Treasury Rate plus 30 bps; plus, in each case, accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time on and after March 15, 2051, at its option, at a redemption price equal to 100% of the principal amount of the 3.6% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.6% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.6% Senior Notes are senior unsecured obligations of AGUS and rank equally in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equally in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

Redemptions. On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes was used to redeem $200 million of AGMH debt as follows: all $100 million of AGMH’s 6 7/8% Quarterly Interest Bonds due in 2101, and $100 million of the $230 million of AGMH’s 6.25% Notes due in 2102. On September 27, 2021, all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $400 million of AGMH and AGUS debt as follows: all $100 million of AGMH's 5.60% Notes due in 2103, the remaining $130 million of AGMH 6.25% Notes due in 2102, and $170 million of the $500 million of AGUS 5% Senior Notes due in 2024. In Third Quarter 2021, as a result of these redemptions, the Company recognized a loss on extinguishment of debt of approximately $175 million on a pre-tax basis ($138 million after-tax) which represents the difference between the amount paid to redeem the debt and the carrying value of the debt. The loss on extinguishment of debt primarily consists of a $156 million acceleration of unamortized fair value adjustments that were originally recorded upon the acquisition of AGMH in 2009, and a $19 million make-whole payment associated with the redemption of $170 million of AGUS 5% Senior Notes.

15.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI on the respective line items in net income.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2021

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Change in ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total
	(in millions)
Balance, June 30, 2021	$509	$(12)	$(23)	$(36)	$7	$445
Other comprehensive income (loss) before reclassifications	(69)	(2)	1	—	—	(70)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(3)	5	—	—	—	2
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Interest expense	—	—	—	—	1	1
Total before tax	(3)	5	(1)	—	1	2
Tax (provision) benefit	—	(1)	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	(3)	4	(1)	—	1	1
Net current period other comprehensive income (loss)	(66)	(6)	2	—	(1)	(71)
Balance, September 30, 2021	$443	$(18)	$(21)	$(36)	$6	$374

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Change in ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total
	(in millions)
Balance, June 30, 2020	$427	$(41)	$(22)	$(38)	$7	$333
Other comprehensive income (loss) before reclassifications	74	12	(1)	—	—	85
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	8	5	—	—	—	13
Fair value gains (losses) on FG VIEs	—	—	4	—	—	4
Total before tax	8	5	4	—	—	17
Tax (provision) benefit	(1)	(1)	(1)	—	—	(3)
Total amount reclassified from AOCI, net of tax	7	4	3	—	—	14
Net current period other comprehensive income (loss)	67	8	(4)	—	—	71
Balance, September 30, 2020	$494	$(33)	$(26)	$(38)	$7	$404

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2021

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Change in ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total
	(in millions)
Balance, December 31, 2020	$577	$(30)	$(20)	$(36)	$7	$498
Other comprehensive income (loss) before reclassifications	(134)	14	(3)	—	—	(123)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	1	2	—	—	—	3
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Interest expense	—	—	—	—	1	1
Total before tax	1	2	(3)	—	1	1
Tax (provision) benefit	(1)	—	1	—	—	—
Total amount reclassified from AOCI, net of tax	—	2	(2)	—	1	1
Net current period other comprehensive income (loss)	(134)	12	(1)	—	(1)	(124)
Balance, September 30, 2021	$443	$(18)	$(21)	$(36)	$6	$374

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2020

	Net Unrealized Gains (Losses) on Investments with no Credit Impairment	Net Unrealized Gains (Losses) on Investments with Credit Impairment	Change in ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total
	(in millions)
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342
Effect of adoption of accounting guidance on credit losses	62	(62)	—	—	—	—
Other comprehensive income (loss) before reclassifications	102	(30)	2	—	—	74
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	26	(14)	—	—	—	12
Fair value gains (losses) on FG VIEs	—	—	1	—	—	1
Total before tax	26	(14)	1	—	—	13
Tax (provision) benefit	(4)	3	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	22	(11)	1	—	—	12
Net current period other comprehensive income (loss)	80	(19)	1	—	—	62
Balance, September 30, 2020	$494	$(33)	$(26)	$(38)	$7	$404

Share Repurchases

    On August 4, 2021, the Board of Directors (the Board) authorized the repurchase of an additional $350 million of common shares. Under this and previous authorizations, as of November 4, 2021, the Company was authorized to purchase $220 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2020 (January 1 - March 31)	3,629,410	$116	$32.03
2020 (April 1 - June 30)	5,956,422	164	27.49
2020 (July 1- September 30)	1,857,323	40	21.72
2020 (October 1- December 31)	4,344,649	126	28.87
Total 2020	15,787,804	$446	$28.23
2021 (January 1 - March 31)	1,986,534	77	38.83
2021 (April 1 - June 30)	1,887,531	88	46.63
2021 (July 1- September 30)	2,918,993	140	47.76
2021 (October 1 - November 4)	1,498,751	77	51.90
Total 2021	8,291,809	$382	$46.11

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

16.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$17	$86	$126	$214
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$17	$86	$126	$214
Basic shares	72.7	83.2	74.9	87.4
Basic EPS	$0.22	$1.03	$1.67	$2.45

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$17	$86	$126	$214
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$17	$86	$126	$214
Basic shares	72.7	83.2	74.9	87.4
Dilutive securities:
Options and restricted stock awards	0.9	0.6	0.8	0.6
Diluted shares	73.6	83.8	75.7	88.0
Diluted EPS	$0.22	$1.02	$1.66	$2.43
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	—	0.5	0.1	1.0

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
•the loss of investors in Assured Guaranty's asset management strategies or the failure to attract new investors to Assured Guaranty’s asset management business;
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
•poor performance of Assured Guaranty’s asset management strategies compared to the performance of the asset management strategies of Assured Guaranty's competitors;
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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in the Company’s 2020 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Available Information

    The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company’s Corporate Governance Guidelines, the Company’s Global Code of Ethics, AGL’s Bye-Laws and the charters for the committees of its Board of Directors. In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company routinely posts important information for investors on its web site (under www.assuredguaranty.com/company-statements and, more generally, under the Investor Information tab at www.assuredguaranty.com/investor-information and Businesses tab at www.assuredguaranty.com/businesses). The Company also maintains a social media account on LinkedIn (www.linkedin.com/company/assured-guaranty/). The Company uses its web site and may use its social media account as a means of disclosing material information and for complying with its disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Company Statements, Investor Information and Businesses portions of the Company’s web site as well as the Company’s social media account on LinkedIn, in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

The information contained on, or that may be accessed through, the Company’s web site or social media account is not incorporated by reference into, and is not a part of, this report.

Overview

Business

The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company’s chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. The Company’s Corporate division activities are presented separately.

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

In the Asset Management segment, the Company provides investment advisory services, which include the management of collateralized loan obligations (CLOs), opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM) have managed structured, public finance and credit investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment, in the fourth quarter of 2019, of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company. As of September 30, 2021, AssuredIM had $17.6 billion of assets under management (AUM), including $1.3 billion that is managed on behalf of the Company’s U.S. insurance subsidiaries.

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

The Corporate division consists primarily of interest expense on the debt of Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies), as well as other operating expenses attributed to holding company activities, including administrative services performed by certain subsidiaries for the holding companies. In Third Quarter 2021, it also included a loss on extinguishment of debt.

See Item 1. Financial Statements, Note 2, Segment Information.

Economic Environment and Impact of COVID-19

The COVID-19 pandemic continues throughout the world, while the production, acceptance, and distribution of vaccines for it are proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. The ultimate size, depth, course and duration of the pandemic, and the effectiveness, acceptance, and distribution of vaccines for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company’s business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

As a consequence of the onset of the COVID-19 pandemic, economic activity in the U.S. and throughout the world slowed significantly in early to mid-2020, but began to recover later in the year and, at least in the U.S., continued to expand in the nine-month period ended September 30, 2021 (Nine Months 2021). In October 2021, the U.S. Bureau of Economic Analysis (BEA) reported that real Gross Domestic Product (GDP) was estimated to have increased at an annual rate of 2% in the three-month period ended September 30, 2021 (Third Quarter 2021), compared to 6.7% for the three-month period ended June 30, 2021. At the end of September 2021, the U.S. unemployment rate, seasonally adjusted, stood at 4.8%, lower than where it started the period at 5.9%, and down from a pandemic high of 14.7% in April 2020.

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

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The 30-year AAA MMD rate started Third Quarter 2021 at 1.50% and decreased through the first few weeks of July 2021. It generally increased in the weeks that followed and reached 1.67% by the end of Third Quarter 2021. Despite the increase, the average for Third Quarter 2021 was 1.47%, slightly lower than the 1.49% average for the same quarter last year. The Company believes that the policies being pursued by the Federal Reserve are designed to keep interest rates low. In its September 2021 meeting, the Federal Open Market Committee (FOMC) decided to keep the target range for the federal funds rate at 0% to 0.25%, noting it “expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee's assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.” At its November 2-3, 2021 meeting, the FOMC kept the federal funds rates unchanged.

The difference, or spread, between the 30-year A-rated General Obligation (GO) relative to the 30-year AAA MMD was virtually flat throughout Third Quarter 2021 as it finished the quarter at 29 basis points (bps) after starting the quarter one basis point higher. This is down from an average of 44.2 bps across the same quarter in 2020. In addition, BBB credit spreads measured on the same basis also remained steady throughout the quarter, averaging 60.1 bps for Third Quarter 2021. This is significantly lower than the 148.4 bps average for the same quarter in 2020. Both the A and BBB spreads are at their narrowest levels in over a decade. Generally, wider credit spreads are one factor that may allow the Company to charge higher premiums for its public finance financial guaranty insurance product.

The National Association of Realtors (NAR) reported that “existing-home sales on a seasonally adjusted annual rate rose 7% in September from August, with all regions showing an increase.” According to the NAR, the median existing-homes sales price climbed 13.3% year-over-year to $352,800. Properties typically sold in 17 days in September, remaining at a record low. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 19.8% annual gain in August 2021 (the latest data available), remaining the same as the previous month. The 20-City Composite posted a 19.7% year-over-year gain, down from 20.0% in the previous month. Home prices in the U.S. impact the performance of the Company's insured residential mortgage-backed securities (RMBS) portfolio. Improved home prices generally result in fewer losses or more reimbursements with respect to the Company's distressed insured RMBS risks.

From shortly after the pandemic reached the U.S. through early 2021, the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. Given significant federal funding to state and local governments in 2021 and the performance it observed, the Company’s surveillance department has reduced the supplemental procedures. However, it is still monitoring those sectors it identified as most at risk for any developments related to COVID-19 that may impact the ability of issuers to make upcoming debt service payments. The Company’s internal ratings and loss projections, including those for RMBS, Puerto Rico and certain other distressed public finance exposures, reflect its supplemental COVID-19 surveillance activity. For information about how the COVID-19 pandemic has impacted the Company’s loss projections, see Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered). Through November 4, 2021, the Company has paid less than $10 million in first-time insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company currently projects nearly full reimbursement of these claims.

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

The nature of the financial guaranty business model, which requires the Company to pay only any shortfall in interest and principal on scheduled payment dates, along with the Company’s liquidity practices, reduce the need for the Company to sell investment assets in periods of market distress. As of September 30, 2021, the Company had $694 million of short-term investments and $101 million of cash, including proceeds from the issuance of debt in 2021. See Item 1, Financial Statements, Note 14, Long-Term Debt. In addition, the Company’s investment portfolio generates cash over time through interest and principal receipts.

The Company began operating remotely in accordance with its business continuity plan in March 2020, instituting mandatory work-from-home policies in its Bermuda, U.S., U.K. and French offices. While such policies are not currently mandatory in some of the jurisdictions where it has offices, the majority of its workforce is still working remotely. Some of its workforce has returned to the office, and the Company is planning for the reopening of all its offices in November 2021. In response to employee feedback and as part of its commitment to providing a safe and healthy workplace for employees and visitors, the Company intends to implement a hybrid remote and office work model, among other safety measures based on regional governmental guidance and recommended practices for reopening its offices. The Company is providing the services and communications it normally would, and continues to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades and raise funds.

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

    In certain segments of the global infrastructure and structured finance markets the Company believes its financial guaranty product is competitive with other financing options. For example, certain investors may receive advantageous capital requirement treatment with the addition of the Company’s guaranty. The Company considers its involvement in both international infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company’s business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the international infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

While volatility and dislocation in the municipal finance market in the U.S. resulted in the Company issuing a reduced number of new insurance policies in late March and into April 2020 compared to the prior year, the Company began writing a higher volume of new insurance business as 2020 progressed. The $17.4 billion of municipal new issue par sold with the Company’s insurance in Nine Months 2021 was the most the Company insured in the first nine months of a year since 2010. See “— Results of Operations by Segment — Insurance Segment” below.

            U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2021	Nine Months 2020	Year Ended December 31, 2020
	(dollars in billions, except number of issues and percent)
Par:
New municipal bonds issued	$343.4	$330.4	$451.8
Total insured	$29.1	$25.4	$34.2
Insured by Assured Guaranty	$17.4	$15.1	$19.7
Number of issues:
New municipal bonds issued	9,125	8,536	11,857
Total insured	1,714	1,605	2,140
Insured by Assured Guaranty	826	734	982
Bond insurance market penetration based on:
Par	8.5%	7.7%	7.6%
Number of issues	18.8%	18.8%	18.0%
Single A par sold	27.2%	27.3%	28.3%
Single A transactions sold	56.4%	54.3%	54.3%
$25 million and under par sold	21.6%	22.0%	20.9%
$25 million and under transactions sold	21.9%	21.9%	21.0%
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

    In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company’s role in the Detroit, Michigan; Stockton, California; and Jefferson County, Alabama financial crises, and more recently by the Company’s role in negotiating various agreements in connection with the restructuring of obligations of the Commonwealth of Puerto Rico (Commonwealth) and various obligations of its related authorities and public corporations. The Company will also, where appropriate, pursue litigation to enforce its rights. For example, it initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth and various obligations of its related authorities and public corporations.

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

With AGM and AGC agreeing to the HTA/CCDA PSA, GO/PBA PSA, and (in the case of AGC) PRIFA PSA, 95% of Assured Guaranty’s net par outstanding to Puerto Rico credits as of September 30, 2021, is now covered by a Support Agreement. Each Support Agreement includes a number of conditions and the related debtor’s plan of adjustment must be approved by the Title III court, so there can be no assurance that the consensual resolutions embodied in the Support Agreements will be achieved in their current form, or at all. Even if the consensual resolutions embodied in the Support Agreements are approved and documented as contemplated, they may be subject to further legal challenge or the parties to the legal documents may not live up to their obligations. Both economic and political developments, including those related to the COVID-19 pandemic, may impact implementation of the consensual resolutions contemplated by the Support Agreements and the amount the Company realizes under the Support Agreements and related debtors’ plans of adjustment, as well as the performance or resolution of the Puerto Rico exposures not subject to a Support Agreement. Nevertheless, the Company believes these developments mark a milestone in its Puerto Rico loss mitigation efforts. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure and the Insured Portfolio section below.

    The Company is currently working with the servicers of some of the RMBS it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

    In some instances, the terms of the Company’s policy give it the option to pay principal on an accelerated basis on an obligation on which it has paid a claim, thereby reducing the amount of guaranteed interest due in the future. The Company has at times exercised this option, which uses cash but reduces projected future losses. The Company may also facilitate the issuance of refunding bonds, by either providing insurance on the refunding bonds or purchasing refunding bonds, or both. Refunding bonds may provide the issuer with payment relief.

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of September 30, 2021, AssuredIM is a top-25 CLO manager by AUM, as published by Creditflux Ltd. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending and liquid strategies relating to municipal obligations.

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

As of September 30, 2021, AG Asset Strategies LLC (AGAS) had committed $659 million to funds managed by AssuredIM (AssuredIM Funds), including $279 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, asset-based finance, healthcare structured capital and municipal bonds.

Under the IMA with AssuredIM, AGM and AGC have together invested $250 million to municipal obligation strategies and $300 million to CLO strategies. All of these strategies are consistent with the investment strengths of AssuredIM and the Company’s plans to continue to grow its investment strategies.

Capital Management

    The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through November 4, 2021, the Company has repurchased 129.8 million common shares for approximately $4,044 million, representing approximately 67% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 4, 2021, the Board of Directors (the Board) authorized the repurchase of an additional $350 million of common shares. Under this and previous authorizations, as of November 4, 2021, the Company was authorized to purchase $220 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 15, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2020	$3,662	121.5	$30.14
2021 (First Quarter)	77	2.0	38.83
2021 (Second Quarter)	88	1.9	46.63
2021 (Third Quarter)	140	2.9	47.76
2021 (through November 4)	77	1.5	51.90
Cumulative repurchases since the beginning of 2013	$4,044	129.8	31.16

Accretive Effect of Cumulative Repurchases (1)

	Third Quarter 2021	Nine Months 2021	As of September 30, 2021
	(per share)
Net income (loss) attributable to AGL	$0.01	$0.66
Adjusted operating income	0.16	1.25
Shareholders’ equity attributable to AGL			$36.81
Adjusted operating shareholders' equity			33.26
Adjusted book value			58.68
_________________
(1)    Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013.

    The Company considers the appropriate mix of debt and equity in its capital structure. On May 26, 2021, the Company issued $500 million of 3.15% Senior Notes, due in 2031 for net proceeds of $494 million. On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes were used to redeem $200 million of AGMH debt as follows: all $100 million of AGMH's 6 7/8% Quarterly Interest Bonds due in 2101, and $100 million of the $230 million of AGMH's 6.25% Notes due in 2102. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies” for the U.S. Holding Companies’ expected debt service for its long-term debt.

On August 20, 2021, the Company issued $400 million of 3.6% Senior Notes, due in 2051 for net proceeds of $395 million. On September 27, 2021, all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $400 million of AGMH and AGUS debt as follows: all $100 million of AGMH's 5.60% Notes due in 2103, the remaining $130 million of AGMH 6.25% Notes due in 2102, and $170 million of the $500 million of AGUS 5% Senior Notes due in 2024.

In Third Quarter 2021, as a result of these redemptions, the Company recognized a loss on extinguishment of debt of approximately $175 million on a pre-tax basis ($138 million after-tax) which represents the difference between the amount paid to redeem the debt and the carrying value of the debt. The carrying value of the debt included the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Proceeds from the debt issuances that were not used to redeem debt are being used for general corporate purposes, including share repurchases.

Since the second quarter of 2017, AGUS has purchased $154 million in principal of AGMH's outstanding Junior Subordinated Debentures. The Company may choose to redeem or make additional purchases of this or other Company debt in the future. See Item 1. Financial Statements, Note 14, Long-Term Debt.

Municipal Assurance Corp. Merger

On April 1, 2021, Municipal Assurance Corp. (MAC) merged with and into AGM, with AGM as the surviving company. Upon the merger all direct insurance policies issued by MAC became direct insurance obligations of AGM. As a result, the Company wrote off the $16 million carrying value of MAC’s insurance licenses in the first quarter of 2021. This restructuring of the Company’s U.S. insurance subsidiaries will simplify the organizational and capital structure, reduce costs, and is expected to increase the future dividend capacity of the U.S. insurance subsidiaries.

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to the Company’s 2020 Annual Report on Form 10-K.

Several primary drivers of volatility in net income or loss are not necessarily indicative of credit impairment or improvement, or ultimate economic gains or losses such as: changes in credit spreads of insured credit derivative obligations, changes in fair value of assets and liabilities of VIEs and committed capital securities (CCS), changes in fair value of credit derivatives related to the Company’s own credit spreads, and changes in risk-free rates used to discount expected losses (recoveries).

    Other factors that drive volatility in net income include: changes in expected losses and recoveries, the amount and timing of the refunding and/or termination of insured obligations, realized gains and losses on investments (including credit impairment), changes in foreign exchange rates, the effects of large settlements, commutations, acquisitions, the effects of the Company’s various loss mitigation strategies, and changes in the fair value of investments in AssuredIM Funds. Changes in the fair value of AssuredIM Funds affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$17	$86	$126	$214
Net income (loss) attributable to AGL per diluted share	$0.22	$1.02	$1.66	$2.43
Weighted average diluted shares	73.6	83.8	75.7	88.0
Non-GAAP
Adjusted operating income (loss) (1) (2)	$34	$48	$197	$200
Adjusted operating income per diluted share (2)	$0.45	$0.58	$2.60	$2.28
Weighted average diluted shares	73.6	83.8	75.7	88.0

Components of total adjusted operating income (loss)
Insurance segment	$214	$81	$445	$320
Asset Management segment	(7)	(12)	(16)	(30)
Corporate division	(169)	(18)	(232)	(83)
Other	(4)	(3)	—	(7)
Adjusted operating income (loss)	$34	$48	$197	$200

Insurance Segment
Gross written premiums (GWP)	$106	$121	$277	$334
Present value of new business production (PVP) (1)	96	117	263	264
Gross par written	8,561	7,432	20,170	16,477
Asset Management Segment
Inflows - third party	$843	$1	$2,082	$466
Inflows - intercompany	73	167	182	931

	As of September 30, 2021		As of December 31, 2020
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,300	$88.42	$6,643	$85.66
Adjusted operating shareholders' equity (1)	5,906	82.89	6,087	78.49
Adjusted book value (1)	8,727	122.50	8,908	114.87
Gain (loss) related to the effect of consolidating VIEs (VIE consolidation) included in adjusted operating shareholders' equity	—	—	2	0.03
Gain (loss) related to VIE consolidation included in adjusted book value	(9)	(0.12)	(8)	(0.10)
Common shares outstanding (3)	71.2		77.5
____________________
(1)    See “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (GAAP), a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available, and for additional details.
(2)    “Adjusted operating income” is the Company’s segment measure.
(3)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Net earned premiums	$102	$107	$307	$331
Net investment income	66	71	204	229
Asset management fees	20	17	65	60
Net realized investment gains (losses)	3	13	4	12
Fair value gains (losses) on credit derivatives	21	(3)	(31)	20
Fair value gains (losses) on CCS	(3)	(10)	(28)	13
Fair value gains (losses) on financial guaranty variable interest entities	5	—	18	(8)
Fair value gains (losses) on consolidated investment vehicles (CIVs)	16	18	53	37
Foreign exchange gains (losses) on remeasurement	(27)	40	(22)	(20)
Commutation gains (losses)	—	—	—	38
Other income (loss)	9	15	15	24
Total revenues	212	268	585	736
Expenses:
Loss and loss adjustment expenses (LAE)	(68)	73	(54)	130
Interest expense	23	21	67	64
Loss on extinguishment of debt	175	—	175	—
Amortization of deferred acquisition costs (DAC)	3	4	10	11
Employee compensation and benefit expenses	59	57	173	167
Other operating expenses	38	41	135	128
Total expenses	230	196	506	500
Income (loss) before provision for income taxes and equity in earnings of investees	(18)	72	79	236
Equity in earnings of investees	23	7	66	3
Income (loss) before income taxes	5	79	145	239
Less: Provision (benefit) for income taxes	(15)	(10)	8	20
Net income (loss)	20	89	137	219
Less: Noncontrolling interests	3	3	11	5
Net income (loss) attributable to AGL	$17	$86	$126	$214
Effective tax rate	(313.3)%	(12.0)%	6.0%	8.4%

Third Quarter 2021 Compared with Third Quarter 2020

Net income attributable to AGL for Third Quarter 2021 was lower compared with the three-month period ended September 30, 2020 (Third Quarter 2020) primarily due to:

•losses on extinguishment of debt of $175 million on a pre-tax basis ($138 million after-tax) related to the redemption of $600 million of long-term debt in Third Quarter 2021, and

•foreign exchange losses of $27 million in Third Quarter 2021 compared with gains of $40 million in Third Quarter 2020.

These decreases were offset in part by a $68 million benefit in loss expense in Third Quarter 2021 compared with losses incurred of $73 million in Third Quarter 2020.

Nine Months 2021 Compared with Nine Months 2020

    Net income attributable to AGL for Nine Months 2021 was lower compared with the nine-month period ended September 30, 2020 (Nine Months 2020) primarily due to:

•losses on extinguishment of debt of $175 million on a pre-tax basis ($138 million after-tax) related to the redemption of $600 million of long-term debt in Nine Months 2021,

•fair value losses on credit derivatives of $31 million in Nine Months 2021 compared with gains of $20 million in Nine Months 2020,

•fair value losses on CCS of $28 million in Nine Months 2021 compared with gains of $13 million in Nine Months 2020, and

•commutation gains in Nine Months 2020 that did not recur in Nine Months 2021.

These decreases were offset in part by:

•benefit in loss expense of $54 million in Nine Months 2021 compared with losses incurred of $130 million Nine Months 2020, and

•higher equity in earnings of investees gains from AssuredIM Funds and other alternative investments in Nine Months 2021 compared with Nine Months 2020.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 27.5%, and no taxes for the Company’s Bermuda subsidiaries Assured Guaranty Re Ltd (AG Re), Assured Guaranty Re Overseas Ltd. (AGRO) and Cedar Personnel Ltd., unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate in Nine Months 2021 was lower than in Nine Months 2020 due primarily to differences in the portion of income generated by various jurisdictions.

    As of September 30, 2021, on a per share basis, shareholders’ equity attributable to AGL, adjusted operating shareholders' equity and adjusted book value all reached record highs. See “Accretive Effect of Cumulative Repurchases” table above.

Shareholders’ equity attributable to AGL, adjusted operating shareholders’ equity and adjusted book value declined, mainly due to share repurchases and dividends, offset in part, in the case of adjusted book value, by net premiums written and a reduction in expected losses due to positive development.

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

On April 6, 2021, New York’s governor signed into law legislation that provides, among other things, that any LIBOR based-contracts governed by New York law that contain inadequate fall back language will, by operation of law, use the Secured Overnight Finance Rate (SOFR) as a benchmark replacement when LIBOR ceases to exist (NY Legacy LIBOR Law). While each exposure is contract-specific, most LIBOR provisions relevant to the Company are governed by New York law, so the NY Legacy LIBOR Law is a helpful development for those contracts relevant to the Company with less robust fallback language and where parties are unlikely to negotiate a new rate. The Company believes that there are still issues to be addressed in substituting SOFR for LIBOR in those contracts relevant to it. For example, at present SOFR lacks a forward-looking term structure, which presents an operational challenge as the applicable interest rate will not be known until a period ends. On April 20, 2021, the Alternative Reference Rates Committee announced they are working toward recommending a forward-looking SOFR term rate.

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

Results of Operations

Business Segments

    The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company’s CODM reviews the business to assess performance and allocate resources. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments and the Corporate division are presented without giving effect to the consolidation of financial guaranty VIEs (FG VIEs) and those AssuredIM investment vehicles (primarily funds and CLOs) for which the Company is deemed to be the primary beneficiary (CIVs).

The Company analyzes the operating performance of each segment using “adjusted operating income.” See Item 1, Financial Statements, Note 2, Segment Information, and “— Non-GAAP Financial Measures — Adjusted Operating Income” below for definition of “adjusted operating income” (formerly known as non-GAAP operating income). Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics. Total adjusted operating income includes the effect of consolidating both FG VIEs and investment vehicles. The effect of consolidating such entities, including the related eliminations, is included in “other” in the tables below. The presentation of the segments represents the CODM’s view, consistent with the management approach guidance for presentation of segment metrics.

    The following table summarizes adjusted operating income from the Company’s business segment operations and also provides a reconciliation of the segment measure to net income on a consolidated GAAP basis. See also Item 1, Financial Statements, Note 2, Segment Information.

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Adjusted operating income (loss) by segment:
Insurance	$214	$81	$445	$320
Asset management	(7)	(12)	(16)	(30)
Corporate	(169)	(18)	(232)	(83)
Other	(4)	(3)	—	(7)
Adjusted operating income (loss)	$34	$48	$197	$200
Reconciliation to net income (loss) attributable to AGL:
Plus pre-tax adjustments:
Realized gains (losses) on investments	$3	$13	$4	$12
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	9	(3)	(41)	6
Fair value gains (losses) on CCS	(3)	(10)	(28)	13
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(27)	40	(21)	(15)
Total pre-tax adjustments	(18)	40	(86)	16
Plus tax effect on pre-tax adjustments	1	(2)	15	(2)
Net income (loss) attributable to AGL	$17	$86	$126	$214

Results of Operations by Segment

Insurance Segment Results

Insurance Results

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Revenues
Net earned premiums and credit derivative revenues	$114	$113	$327	$345
Net investment income	69	75	213	240
Commutation gains (losses)	—	—	—	38
Other income (loss)	7	1	11	8
Total revenues	190	189	551	631
Expenses
Loss expense (benefit)	(78)	76	(60)	133
Amortization of DAC	3	4	10	11
Employee compensation and benefit expenses	35	35	105	105
Other operating expenses	18	19	76	59
Total expenses	(22)	134	131	308
Equity in earnings of investees	33	20	100	37
Adjusted operating income (loss) before income taxes	245	75	520	360
Less: Provision (benefit) for income taxes	31	(6)	75	40
Adjusted operating income (loss)	$214	$81	$445	$320

Insurance New Business Production

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
GWP
Public Finance—U.S.	$52	$93	$160	$182
Public Finance—non-U.S.	21	28	70	143
Structured Finance—U.S.	29	1	43	10
Structured Finance—non-U.S.	4	(1)	4	(1)
Total GWP	$106	$121	$277	$334
PVP (1):
Public Finance—U.S.	$55	$93	$165	$182
Public Finance—non-U.S.	17	24	63	73
Structured Finance—U.S.	21	—	32	9
Structured Finance—non-U.S.	3	—	3	—
Total PVP	$96	$117	$263	$264
Gross Par Written (1):
Public Finance—U.S.	$7,703	$6,932	$17,846	$14,855
Public Finance—non-U.S.	156	500	1,117	1,434
Structured Finance—U.S.	436	—	941	188
Structured Finance—non-U.S.	266	—	266	—
Total gross par written	$8,561	$7,432	$20,170	$16,477
Average rating on new business written	A-	BBB+	A-	A-
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

Third Quarter 2021

Direct U.S. public finance GWP and PVP were $41 million and $44 million, respectively, compared with $93 million in GWP and PVP in Third Quarter 2020. In Third Quarter 2021 pricing returned to pre-pandemic levels, after the COVID-19 pandemic resulted in increased pricing spreads and an increase in demand for insurance in second and Third Quarter 2020, particularly in the healthcare and private higher education sectors where the Company insured several large transactions. The Company’s direct par written represented 64% of the total U.S. municipal market insured issuance in Third Quarter 2021, consistent with Third Quarter 2020, and the Company’s penetration of all municipal issuance increased to 5.43% in Third Quarter 2021 from 5.21% in Third Quarter 2020.

The Company also assumed U.S. public finance transactions with $833 million in par outstanding in Third Quarter 2021, which generated GWP and PVP of $11 million. The average rating of U.S. public finance (direct and assumed) par written in Third Quarter 2021 was A-.

In Third Quarter 2021, non-U.S. public finance GWP and PVP were primarily attributable to a large U.K. university housing transaction. Third Quarter 2021 structured finance GWP and PVP were primarily attributable to a large insurance securitization transaction.

Nine Months 2021

Direct U.S. public finance GWP and PVP were $149 million and $154 million, respectively, compared with $182 million in GWP and PVP in Nine Months 2020. In Nine Months 2021 pricing returned to pre-pandemic levels, after the COVID-19 pandemic resulted in increased pricing spreads and an increase in demand for insurance in second and third quarter of 2020, particularly in the healthcare and private higher education sectors where the Company insured several large transactions. This was partially offset by several large infrastructure transactions written in the first half of 2021. The Company’s direct par written represented 60% of the total U.S. municipal market insured issuance in Nine Months 2021, compared with 59% in Nine Months 2020. The Company’s penetration of all municipal issuance increased to 5.08% in Nine Months 2021 from 4.56% in Nine Months 2020. The Company also assumed U.S. public finance transactions with $833 million in par outstanding in Nine Months 2021, which generated GWP and PVP of $11 million. The average rating of U.S. public finance (direct and assumed) par written was A-.

    Non-U.S. GWP and PVP decreased 48% and 10% respectively. Excluding amounts relating to one large long-dated policy written in Nine Months 2020, for which GWP includes the present value of all contractual future premiums, while PVP includes the present value of only expected future premiums, non-U.S. GWP decreased by 12% and PVP decreased 11%. In addition to Third Quarter 2021 new business as described above, the Company also insured several large European infrastructure finance transactions and insurance securitization transactions in the first half of the year.

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

    Net earned premiums due to accelerations are attributable to changes in the expected lives of insured obligations driven by (a) refundings of insured obligations or (b) terminations of insured obligations either through negotiated agreements or the exercise of the Company’s contractual rights to make claim payments on an accelerated basis.

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

Net Earned Premiums and Credit Derivative Revenues

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$73	$75	$217	$218
Accelerations:
Refundings	8	17	37	58
Terminations	—	—	1	6
Total accelerations	8	17	38	64
Total public finance	81	92	255	282
Structured finance
Scheduled net earned premiums (1)	22	17	52	51
Terminations	—	—	1	—
Total structured finance	22	17	53	51
Specialty insurance and reinsurance	—	—	2	2
Total net earned premiums	103	109	310	335
Credit derivative revenues:
Scheduled net earned premiums	4	3	10	9
Accelerations	7	1	7	1
Total credit derivative revenues	11	4	17	10
Total net earned premiums and credit derivative revenues	$114	$113	$327	$345
____________________
(1)    Includes accretion.

    Net earned premiums and credit derivative revenues in Third Quarter 2021 increased slightly compared with Third Quarter 2020 primarily due to the increase in expected premiums on a legacy structured finance transaction, partially offset by lower refundings and terminations. Net earned premiums and credit derivative revenues in Nine Months 2021 decreased compared with Nine Months 2020 primarily due to lower refundings and terminations. As of September 30, 2021, $3.8 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

Net Investment Income and Equity in Earnings of Investees

Net investment income is a function of the yield that the Company earns on fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Equity method investments in the Insurance segment include investments AGM, AGC and, until its merger with AGM on April 1, 2021, MAC (collectively, the U.S. Insurance Subsidiaries) make in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is reported in “equity in earnings of investees,” and typically represents the change in net asset value (NAV) of AssuredIM Funds and the Company’s share of earnings of its other investees. The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. As of September 30, 2021, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $659 million, of which $380 million represented net invested capital and $279 million was undrawn.

Net Investment Income and Equity in Earnings of Investees

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Net investment income
Managed by third parties	$52	$54	$154	$178
Loss mitigation securities and other	12	17	44	56
Managed by AssuredIM (1)	4	3	12	4
Intercompany loans	2	3	7	8
Gross investment income	70	77	217	246
Investment expenses	(1)	(2)	(4)	(6)
Net investment income	$69	$75	$213	$240

Equity in earnings of investees
AssuredIM Funds	$23	$13	$70	$29
Other	10	7	30	8
Equity in earnings of investees	$33	$20	$100	$37
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

    Net investment income for Third Quarter 2021 and Nine Months 2021 decreased compared to Third Quarter 2020 and Nine Months 2020, primarily due to lower reinvestment yields and lower income on securities purchased for loss mitigation purposes. The overall pre-tax book yield was 3.10% as of September 30, 2021 and 3.40% as of September 30, 2020. Excluding the internally managed portfolio, pre-tax book yield was 2.87% as of September 30, 2021 and 3.00% as of September 30, 2020.

Equity in earnings of AssuredIM Funds in Third Quarter 2021 and Nine Months 2021 was primarily attributable to changes in NAV of the healthcare and CLO funds. CLO funds’ performance was driven by continued tightening of yields. Healthcare fund performance was driven by improved financial projections for a number of the portfolio companies as well as upward movement in the traded market multiples of comparable public companies. The fair value gains on investments in AssuredIM Funds in Third Quarter 2020 and Nine Months 2020 were attributable to price appreciation in all AssuredIM funds.

Commutation Gains (Losses)

    In Nine Months 2020, the Company reassumed $336 million in par from its largest remaining legacy third-party financial guaranty reinsurer. This commutation resulted in an increase of unearned premium reserve of $5 million and a commutation gain of $38 million in Nine Months 2020.

    Other Income (Loss)

    Other income (loss) consists of recurring items such as ancillary fees on financial guaranty policies for commitments and consents, foreign exchange gain (loss) on remeasurement, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries and other non-recurring items.

    Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies used in estimating the expected loss to be paid (recovered) for all contracts and the accounting policies for measurement and recognition under GAAP for each type of contract, see the notes listed below in Part II. Item 8, Financial Statements and Supplementary Data, of the Company’s 2020 Annual Report on Form 10-K:

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

Risk-Free Rates

	Risk-Free Rates used in Expected Loss (Recovery) for U.S. Dollar Denominated Obligations
	Range			Weighted Average
As of September 30, 2021	0.00%	-	2.13%	0.78%
As of June 30, 2021	0.00%	-	2.14%	0.73%
As of December 31, 2020	0.00%	-	1.72%	0.60%
As of September 30, 2020	0.00%	-	1.52%	0.54%
As of June 30, 2020	0.00%	-	1.47%	0.57%
As of December 31, 2019	0.00%	-	2.45%	1.94%

The primary components of economic loss development are presented in the tables that follow and the drivers of economic loss development are discussed below.

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
	September 30, 2021	December 31, 2020	2021	2020	2021	2020
	(in millions)
Insurance	$150	$471	$(82)	$65	$(91)	$96
FG VIEs	43	59	(10)	(2)	(17)	5
Credit derivatives	6	(1)	(2)	7	7	—
Total	$199	$529	$(94)	$70	$(101)	$101

Net exposure rated below-investment-grade (BIG)	$7,430	$7,988

Net Expected Loss to be Paid (Recovered) and
Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
	September 30, 2021	December 31, 2020	2021	2020	2021	2020
	(in millions)
U.S. public finance	$(9)	$305	$(29)	$56	$(13)	$142
Non-U.S. public finance	19	36	(2)	4	(15)	9
Structured finance
U.S. RMBS	142	148	(65)	1	(82)	(61)
Other structured finance	47	40	2	9	9	11
Structured finance	189	188	(63)	10	(73)	(50)
Total	$199	$529	$(94)	$70	$(101)	$101

Effect of changes in the risk-free rates included in economic loss development (benefit)			$(1)	$(2)	$(34)	$30

        Third Quarter 2021 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of both September 30, 2021 and December 31, 2020. The Company projected that its total net expected recovery across its troubled U.S. public finance exposures as of September 30, 2021 will be $9 million, compared with a net expected loss of $305 million as of December 31, 2020. The economic benefit on U.S. exposures in Third Quarter 2021 was $29 million, which was primarily attributable to certain Puerto Rico exposures.

U.S. RMBS: The economic benefit attributable to U.S. RMBS was $65 million and was mainly attributable to $56 million benefit for higher recoveries on charged-off second lien loans, and $19 million benefit for increased recoveries on certain deferred principal balances in first lien loans. In Third Quarter 2021, the Company also refined several assumptions based on consistently observed trends. The primary change was to include remaining COVID-19 forbearance loans in the relevant delinquency categories rather than applying a separate liquidation rate assumption to these loans.The change in assumption for COVID-19 forbearance loans, changes to the severity, conditional default rates and other assumptions, netted together, partially offset the benefit from recoveries on charged-of loans and deferred principal balances for Third Quarter 2021.

Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $2 million, which was primarily attributable to deterioration of certain aircraft residual value insurance exposures.
See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered) for additional information.

Third Quarter 2020 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of September 30, 2020 compared with $5.8 billion as of December 31, 2019. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of September 30, 2020 would be $263 million, compared with $531 million as of December 31, 2019. Economic loss development on U.S. exposures in Third Quarter 2020 was $56 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $4 million for non-U.S. exposures during Third Quarter 2020 mainly due to the impact of lower Euro Interbank
Offered Rate (Euribor).

U.S. RMBS: The economic loss development attributable to U.S. RMBS was $1 million and was mainly related to reduction of excess spread of $6 million, and mostly offset by higher recoveries for secured charged-off loans and changes in discount rates. The economic development attributable to changes in discount rates was a gain of $2 million in Third Quarter 2020.

Other Structured Finance: The economic loss development was approximately $9 million for other structured finance exposures during Third Quarter 2020, which was mainly attributable to loss adjustment expenses for certain transactions.

Nine Months 2021 Net Economic Loss Development

Public Finance: The economic benefit on U.S. public finance exposures in Nine Months 2021 was $13 million, which was primarily attributable to changes in discount rates, improved cashflows for certain transactions and improvement in certain Puerto Rico exposures, partially offset by deterioration in a student housing transaction. The economic benefit was approximately $15 million for non-U.S. public finance exposures mainly due to the impact of higher Euribor and, separately, improved traffic and availability in certain road exposures.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $82 million and was mainly related to a $67 million benefit related to higher recoveries on charged-off second lien loans, a $22 million benefit related to changes in discount rates, and changes in assumptions related to recovery of certain deferred principal balances in first lien loans of $19 million, partially offset by $35 million in lower excess spread. Additional benefits from transaction improvement, changes to loss severity in certain sectors, and the reduction in the CDR floor were partially offset by higher assumed liquidation rates for remaining COVID-19 related forbearances.

Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $9 million, which was primarily attributable to loss adjustment expenses for certain transactions.

        Nine Months 2020 Net Economic Loss Development

Public Finance: Economic loss development on U.S. public finance exposures in Nine Months 2020 was $142 million, which was primarily attributable to Puerto Rico exposures. The economic loss development was approximately $9 million for non-U.S. public finance exposures during Nine Months 2020 mainly due to the impact of lower Euribor.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $61 million and was mainly related to higher excess spread on certain transactions supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to LIBOR, which decreased in Nine Months 2020, and partially offset by COVID-19 related forbearances.

The economic development attributable to changes in discount rates was a loss of $30 million in Nine Months 2020.

    Insurance Segment Loss Expense (Benefit)

    The primary differences between net economic loss development and the amount reported as loss and LAE in the condensed consolidated statements of operations are that loss and LAE: (1) considers deferred premium revenue in the calculation of loss reserves and the corresponding loss and LAE for financial guaranty insurance contracts, (2) eliminates loss and LAE related to consolidated FG VIEs, and (3) does not include estimated losses on credit derivatives.

    Loss expense (benefit) reported in the Insurance segment adjusted operating income includes loss and LAE on financial guaranty insurance contracts without giving effect to eliminations related to consolidation of FG VIEs, and includes losses on credit derivatives.

    For financial guaranty insurance contracts, each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. Expected loss to be expensed represents past or expected future net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be expensed is the Company’s projection of incurred losses that will be recognized in future periods, excluding accretion of discount. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in income for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in a business combination or seasoned portfolios assumed from legacy financial guaranty insurers generally have the largest deferred premium revenue balances. Therefore the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to those policies.

The amount of loss expenses (benefit) recognized in the Insurance segment, which includes all policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis.

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

The following table presents the Insurance segment loss expense (benefit).

Insurance Segment
Loss Expense (Benefit)

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
U.S. public finance	$(23)	$61	$7	$153
Non-U.S. public finance	—	3	(9)	3
Structured finance
U.S. RMBS	(58)	6	(68)	(32)
Other structured finance	3	6	10	9
Structured finance	(55)	12	(58)	(23)
Total loss expense (benefit)	$(78)	$76	$(60)	$133

    The primary components of the Insurance segment loss expense (benefit) were as follows:

•The benefit in Third Quarter 2021 was mainly driven by U.S. RMBS exposures and certain Puerto Rico exposures. The benefit in Nine Months 2021 was mainly driven by a benefit in second lien U.S. RMBS exposures.

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

Other Operating Expenses

The increase in other operating expenses in Nine Months 2021 compared with Nine Months 2020 was primarily attributable to the write-off of a $16 million intangible asset attributable to MAC insurance licenses. MAC was merged with and into AGM on April 1, 2021. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information.

Ratings

    On October 20, 2021, Kroll Bond Rating Agency upgraded the financial strength rating of AGC from AA to AA+.

Demand for the financial guaranties issued by the Company’s insurance subsidiaries may be impacted by changes in the credit ratings assigned to them by the rating agencies. The financial strength ratings (or similar ratings) assigned to AGL’s insurance subsidiaries, along with the date of the most recent rating action (or confirmation) by the rating agency assigning the rating, are shown in the table below.

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	(1)	—
AG Re	AA (stable )(7/8/21)	—	—	—
AGRO	AA (stable) (7/8/21)	—	—	A+ (stable) (7/15/21)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	A2 (stable) (8/13/19)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	—	—
____________________
(1)    AGC requested that Moody’s Investors Service, Inc. (Moody’s) withdraw its financial strength ratings of AGC in January 2017, but Moody’s denied that request. Moody’s continues to rate AGC A3 (stable).

Ratings are subject to continuous rating agency review and revision or withdrawal at any time. In addition, the Company periodically assesses the value of each rating assigned to each of its companies, and as a result of such assessment may request that a rating agency add or drop a rating from certain of its companies. There can be no assurance that any of the rating agencies will not take negative action on the financial strength ratings (or similar ratings) of AGL’s insurance subsidiaries in the future or cease to rate one or more of AGL’s insurance subsidiaries, either voluntarily or at the request of that subsidiary.

    For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see “— Liquidity and Capital Resources —” section below.

Asset Management Segment Results

Asset Management Results

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Revenues
Management fees (1)	$17	$12	$55	$40
Performance fees	—	—	1	—
Other income	2	2	4	4
Total revenues	19	14	60	44
Expenses
Employee compensation and benefit expenses	19	19	53	51
Amortization of intangible assets	3	3	9	9
Other operating expenses (1)	7	7	20	21
Total expenses	29	29	82	81
Adjusted operating income (loss) before income taxes	(10)	(15)	(22)	(37)
Less: Provision (benefit) for income taxes	(3)	(3)	(6)	(7)
Adjusted operating income (loss)	$(7)	$(12)	$(16)	$(30)
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

Management Fees

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
CLOs	$12	$5	$36	$12
Opportunity funds and liquid strategies	4	2	13	7
Wind-down funds	1	5	6	21
Total management fees	$17	$12	$55	$40

Management fees in Third Quarter 2021 increased to $17 million from $12 million in Third Quarter 2020. In Nine Months 2021, management fees were $55 million compared with $40 million in Nine Months 2020. The increase in management fees was primarily due to an increase in CLO fees as a result of (i) higher fee-earning CLO AUM due to the sale to third-parties of CLO equity from legacy funds and the issuance of new CLOs, and (ii) the higher level of deferrals of CLO fees in the prior year that did not recur in the current year. CLO fee-earning AUM was $14.1 billion, or 96%, of total CLO AUM as of September 30, 2021, compared with $10.2 billion, or 74%, of total CLO AUM as of December 31, 2020 and $8.0 billion, or 60%, of total CLO AUM as of September 30, 2020.

As of September 30, 2021 substantially all of the CLO equity held by legacy funds has been sold to third parties, which ends the fee rebates made back to these funds. CLO AUM includes CLO equity that is held by various AssuredIM Funds of $186 million as of September 30, 2021, and $265 million as of December 31, 2020. In addition, the COVID-19 pandemic and downgrades in loan markets had triggered over-collateralization provisions in CLOs in the second and third quarters of 2020, resulting in the deferral of CLO management fees. As of September 30 2021, there were no CLOs managed by AssuredIM triggering over-collateralization provisions.

The increase in fees from opportunity funds and liquid strategies was mainly attributable to funds created since the Company acquired BlueMountain Capital Management, LLC. In addition, opportunity funds and liquid strategies also includes fees from an IMA with the U.S. Insurance Subsidiaries, and two previously established funds.

Fees from opportunity funds increased as AUM increased to $1.6 billion as of September 30, 2021 from $1.0 billion as of September 30, 2020. Fees from the wind-down funds decreased as distributions to investors continued. As of September 30, 2021, AUM of the wind-down funds was $0.8 billion compared with $2.3 billion as of September 30, 2020.

Assets Under Management

In Nine Months 2021, AUM increased from $17.3 billion to $17.6 billion, while fee-earning AUM increased by 26% from $12.9 billion as of December 31, 2020 to $16.3 billion as of September 30, 2021.

Roll Forward of
Assets Under Management
Third Quarter 2021

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, June 30, 2021	$14,562	$1,463	$388	$1,179	$17,592

Inflows - third party	598	245	—	—	843
Inflows - intercompany	57	16	—	—	73
Outflows:
Redemptions	—	—	—	—	—
Distributions (1)	(424)	(170)	—	(364)	(958)
Total outflows	(424)	(170)	—	(364)	(958)
Net flows	231	91	—	(364)	(42)
Change in value	(47)	80	—	(6)	27
AUM, September 30, 2021	$14,746	$1,634	$388	$809	$17,577
_____________________
(1)    Distributions from opportunity funds include $107 million related to the AssuredIM Funds created prior to BlueMountain Acquisition.

Roll Forward of
Assets Under Management
Nine Months 2021

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2020	$13,856	$1,486	$383	$1,623	$17,348

Inflows - third party	1,811	271	—	—	2,082
Inflows - intercompany	166	16	—	—	182
Outflows:
Redemptions	—	—	—	—	—
Distributions (1)	(1,007)	(448)	—	(791)	(2,246)
Total outflows	(1,007)	(448)	—	(791)	(2,246)
Net flows	970	(161)	—	(791)	18
Change in value	(80)	309	5	(23)	211
AUM, September 30, 2021	$14,746	$1,634	$388	$809	$17,577
_____________________
(1)    Distributions from opportunity funds include $259 million related to the AssuredIM Funds created prior to BlueMountain Acquisition.

Components of
Assets Under Management

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of September 30, 2021:
Funded AUM	$14,615	$1,071	$388	$787	$16,861
Unfunded AUM	131	563	—	22	716

Fee-earning AUM	$14,083	$1,289	$388	$508	$16,268
Non-fee earning AUM	663	345	—	301	1,309

Intercompany AUM
Funded AUM	$496	$174	$367	$—	$1,037
Unfunded AUM	127	151	—	—	278

As of December 31, 2020:
Funded AUM	$13,809	$992	$383	$1,601	$16,785
Unfunded AUM	47	494	—	22	563

Fee-earning AUM	$10,248	$1,176	$383	$1,133	$12,940
Non-fee earning AUM	3,608	310	—	490	4,408

Intercompany AUM
Funded AUM	$405	$126	$362	$—	$893
Unfunded AUM	40	137	—	—	177

    Assets Under Management

    The Company uses AUM as a metric to measure progress in its Asset Management segment. Management fee revenue is based on a variety of factors and is not perfectly correlated with AUM. However, the Company believes that AUM is a useful metric for assessing the relative size and scope of our asset management business. The Company uses measures of its AUM in its decision making process and intends to use a measure of change in AUM in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

•the amount of aggregate collateral balance and principal cash of AssuredIM’s CLOs, including CLO equity that may be held by AssuredIM Funds. This also includes CLO assets managed by BlueMountain Fuji Management, LLC (BM Fuji), which was sold to a third party in the second quarter of 2021. AssuredIM is not the investment manager of BM Fuji-advised CLOs, but following the sale, AssuredIM sub-advises and continues to provide personnel and other services to BM Fuji associated with the management of BM Fuji-advised CLOs pursuant to a sub-advisory agreement and a personnel and services agreement, consistent with past practices, and

•the net asset value of all funds and accounts other than CLOs, plus any unfunded commitments. Changes in NAV attributable to movements in fund value of certain private equity funds are reported on a quarter lag.

The Company’s calculation of AUM may differ from the calculation employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. The calculation also differs from the manner in which AssuredIM affiliates registered with the SEC report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.

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

“Intercompany AUM” refers to the assets AssuredIM manages or advises on behalf of the Company. This includes investments from affiliates of Assured Guaranty along with general partners’ investments of AssuredIM (or its affiliates) into the AssuredIM Funds.

“Funded AUM” refers to assets that have been deployed or invested into the funds or CLOs.

“Unfunded AUM” refers to unfunded capital commitments from closed-end funds and CLO warehouse funds.

“Fee-earning AUM” refers to assets where AssuredIM collects fees and has elected not to waive or rebate fees to investors.

“Non-fee earning AUM” refers to assets where AssuredIM does not collect fees or has elected to waive or rebate fees to investors. AssuredIM reserves the right to waive some or all fees for certain investors, including investors affiliated with AssuredIM and/or the Company. Further, to the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance compensation earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by AssuredIM.

Corporate Division Results

Corporate Results

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Revenues
Net investment income	$1	$—	$1	$1
Other income (loss)	—	12	—	7
Total revenues	1	12	1	8
Expenses
Interest expense	25	24	74	72
Loss on extinguishment of debt	175	—	175	—
Employee compensation and benefit expenses	5	3	15	11
Other operating expenses	6	5	15	16
Total expenses	211	32	279	99
Equity in earnings of investees	1	—	1	(5)
Adjusted operating income (loss) before income taxes	(209)	(20)	(277)	(96)
Less: Provision (benefit) for income taxes	(40)	(2)	(45)	(13)
Adjusted operating income (loss)	$(169)	$(18)	$(232)	$(83)

The Corporate division loss in Third Quarter 2021 increased compared with Third Quarter 2020 primarily due to the loss on extinguishment of debt of $175 million on a pre-tax basis ($138 million after-tax) associated with the redemption of AGMH and AGUS debt, which represents the difference between the amount paid to redeem the debt and the carrying value of the debt. The loss on extinguishment of debt primarily consists of a $156 million acceleration of unamortized fair value adjustments that were originally recorded upon the acquisition of AGMH in 2009, and a $19 million make-whole payment associated with the redemption of $170 million of AGUS 5% Senior Notes. See Item 1. Financial Statements, Note 14, Long-Term Debt.

Other income in Third Quarter 2020 related to a benefit recognized by the Company in connection with the separation of the former Chief Investment Officer and Head of Asset Management.

The loss on AGUS purchases of AGMH debt in Nine Months 2020, recorded in other income (loss), is related to the AGUS purchase of a portion of the principal amount of AGMH’s outstanding Junior Subordinated Debentures.

Compensation and benefits expenses allocated to the Corporate division are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

    Interest expense relates to debt issued by the U.S. Holding Companies. Intersegment interest expense of $2 million in Third Quarter 2021, $3 million in Third Quarter 2020, $7 million in Nine Months 2021 and $8 million in Nine Months 2020 related primarily to the $250 million AGUS debt to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition.

Equity in earnings of investees was a loss in Nine Months 2020 due to a write-down of AGUS’ investment in an investment firm that provides investment banking services in the global infrastructure sector.

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

VIE Consolidation Effect on
Net Income (Loss) Attributable to AGL

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Effect of consolidating:
FG VIEs	$(4)	$(3)	$(1)	$(7)
Investment vehicles	—	—	1	—
VIE consolidation effect	$(4)	$(3)	$—	$(7)

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

    Generally, the consolidation of the AssuredIM investment vehicles and FG VIEs has a significant gross-up effect on the Company’s assets, liabilities and cash flows. The majority of the economic interest the Company holds in consolidated AssuredIM Funds is held by the insurance subsidiaries and reported in the Insurance segment. The ownership interests of the Company’s consolidated AssuredIM Funds to which the Company has no economic rights are reflected as either redeemable or nonredeemable noncontrolling interests in the Company’s condensed consolidated financial statements. See Item 1, Financial Statements, Note 9, Variable Interest Entities, for additional information.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
To Adjusted Operating Income (Loss)

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Net income (loss) attributable to AGL	$17	$86	$126	$214
Less pre-tax adjustments:
Realized gains (losses) on investments	3	13	4	12
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	9	(3)	(41)	6
Fair value gains (losses) on CCS	(3)	(10)	(28)	13
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(27)	40	(21)	(15)
Total pre-tax adjustments	(18)	40	(86)	16
Less tax effect on pre-tax adjustments	1	(2)	15	(2)
Adjusted operating income (loss)	$34	$48	$197	$200

Gain (loss) related to VIE consolidation (net of tax provision (benefit) of $(2), $(1), $(1) and $(2)) included in adjusted operating income	$(4)	$(3)	$—	$(7)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Gross realized gains on available-for-sale securities	$3	$16	$12	$39
Gross realized losses on available-for-sale securities	(6)	(3)	(10)	(12)
Net realized gains (losses) on other invested assets	1	—	1	—
Change in credit impairment and intent to sell	5	—	1	(15)
Net realized investment gains (losses)	$3	$13	$4	$12

    Change in credit impairment was a benefit in Third Quarter 2021 and Nine Months 2021 primarily due to lower delinquencies on loss mitigation securities. Change in credit impairment in Nine Months 2020 was related primarily to the allowance for credit loss on loss mitigation securities. Shut-downs due to COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in Nine Months 2020.

    Non-Credit Impairment Unrealized Fair Value Gains (Losses) on Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company’s own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates, and other market factors. The components of changes in fair value of credit derivatives related to credit derivative revenues and changes in expected losses are included in Insurance segment results. Non-economic changes in unrealized fair value gains and losses on credit derivatives are not included in the Insurance segment measure of adjusted operating income because they do not represent actual claims or losses and are expected to reverse to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time fair values are determined. In addition, since each transaction has unique collateral and structural terms, the underlying change in fair value of each transaction may vary considerably. The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost based on the price to purchase credit protection on AGC. The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. Generally, a widening of credit spreads of the underlying obligations results in unrealized losses and the tightening of credit spreads of the underlying obligations results in unrealized gains. A widening of the CDS prices traded on AGC has an effect of offsetting unrealized losses that result from widening general market credit spreads, while a narrowing of the CDS prices traded on AGC has an effect of offsetting unrealized gains that result from narrowing general market credit spreads. Due to the relatively low volume and characteristics of CDS contracts remaining in AGM’s portfolio, changes in AGM’s credit spreads do not significantly affect the fair value of these CDS contracts.

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of September 30, 2021, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 10, Fair Value Measurement, for additional information.

Third Quarter 2021 non-credit impairment unrealized fair value gains on credit derivatives were mainly attributable to the termination of several CDS policies, including several trust preferred securities transactions and one RMBS transaction. Nine Months 2021 non-credit impairment unrealized fair value losses on credit derivatives were generated primarily as a result of the tightening of AGC spreads, partially offset by general price improvements of the underlying collateral and the termination of several CDS policies, including several trust preferred securities transactions and one RMBS transaction. Except for underlying credit impairment, which is recognized as loss expense (benefit) in the Insurance segment, the fair value adjustments on credit derivatives in the insured portfolio are non-economic adjustments that reverse to zero over the remaining term of that portfolio.

Third Quarter 2020 non-credit impairment fair value losses on credit derivatives were generated primarily as a result of the tightening of AGC spreads, partially offset by price improvements of the underlying collateral. During Nine Months 2020, non-credit impairment fair value gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period. These gains were partially offset by the wider spreads of the underlying collateral and lower discount rates.
    Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair value on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of September 30, 2021		As of December 31, 2020
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(231)	$(97)	$(221)	$(121)
Base Scenario	(134)	—	(100)	—
Decrease of 25 bps	(73)	61	(81)	19
All transactions priced at floor	(59)	75	(63)	37
 ____________________
(1)Includes the effects of changes in the net spreads assumed by the Company.

    Fair Value Gains (Losses) on CCS

    Fair value changes on CCS in all periods presented were primarily driven by changes in market spreads during the reporting period. During Third Quarter 2021, Third Quarter 2020 and Nine Months 2021, there was a tightening of market spreads; however, during Nine Months 2020, market spreads widened. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

    Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivables, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and euro relative to the U.S. dollar.

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

    GAAP requires the Company to consolidate VIEs where it is deemed to be the primary beneficiary which include:

•FG VIEs, which the Company does not own and where its exposure is limited to its obligation under the financial guaranty insurance contract, and
•CIVs in which certain subsidiaries invest and which are managed by AssuredIM.

The Company provides the effect of VIE consolidation that is embedded in each non-GAAP financial measure, as applicable. The Company believes this information may also be useful to analysts and investors evaluating Assured Guaranty’s financial results. In the case of both the consolidated FG VIEs and the CIVs, the economic effect of each of the consolidated FG VIEs and CIVs is reflected primarily in the results of the Insurance segment.

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

2)    Elimination of non-credit-impairment unrealized fair value gains (losses) on credit derivatives that are recognized in net income, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, the Company’s credit spreads, and other market factors and are not expected to result in an economic gain or loss.

3)    Elimination of fair value gains (losses) on the Company’s CCS that are recognized in net income. Such amounts are affected by changes in market interest rates, the Company’s credit spreads, price indications on the Company’s publicly traded debt, and other market factors and are not expected to result in an economic gain or loss.

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

2)    Elimination of fair value gains (losses) on the Company’s CCS. Such amounts are affected by changes in market interest rates, the Company’s credit spreads, price indications on the Company’s publicly traded debt, and other market factors and are not expected to result in an economic gain or loss.

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

Reconciliation of Shareholders’ Equity Attributable to AGL
To Adjusted Book Value

	As of September 30, 2021		As of December 31, 2020
	Total	Per Share	Total	Per Share
	(dollars in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,300	$88.42	$6,643	$85.66
Less pre-tax adjustments:
Non-credit impairment unrealized fair value gains (losses) on credit derivatives	(32)	(0.44)	9	0.12
Fair value gains (losses) on CCS	24	0.33	52	0.66
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	492	6.90	611	7.89
Less taxes	(90)	(1.26)	(116)	(1.50)
Adjusted operating shareholders’ equity	5,906	82.89	6,087	78.49
Pre-tax adjustments:
Less: Deferred acquisition costs	129	1.81	119	1.54
Plus: Net present value of estimated net future revenue	164	2.30	182	2.35
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,383	47.49	3,355	43.27
Plus taxes	(597)	(8.37)	(597)	(7.70)
Adjusted book value	$8,727	$122.50	8,908	114.87

Gain (loss) related to VIE consolidation included in adjusted operating shareholders' equity (net of tax (provision) benefit of $1 and $0)	$—	$—	$2	$0.03

Gain (loss) related to VIE consolidation included in adjusted book value (net of tax benefit of $3 and $2)	$(9)	$(0.12)	$(8)	$(0.10)

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

    Actual installment premiums may differ from those estimated in the Company’s PVP calculation due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP

	Third Quarter 2021					Third Quarter 2020
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$52	$21	$29	$4	$106	$93	$28	$1	$(1)	$121
Less: Installment GWP and other GAAP adjustments (1)	(1)	22	27	4	52	—	28	1	(1)	28
Upfront GWP	53	(1)	2	—	54	93	—	—	—	93
Plus: Installment premium PVP	2	18	19	3	42	—	24	—	—	24
PVP	$55	$17	$21	$3	$96	$93	$24	$—	$—	$117

	Nine Months 2021					Nine Months 2020
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$160	$70	$43	$4	$277	$182	$143	$10	$(1)	$334
Less: Installment GWP and other GAAP adjustments (1)	33	49	39	4	125	—	143	10	(1)	152
Upfront GWP	127	21	4	—	152	182	—	—	—	182
Plus: Installment premium PVP	38	42	28	3	111	—	73	9	—	82
PVP	$165	$63	$32	$3	$263	$182	$73	$9	$—	$264
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

The following table presents the financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or VIE consolidation) along with each sector’s average rating.

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2021		As of December 31, 2020
Sector	Net Par Outstanding	Average Rating	Net Par Outstanding	Average Rating
	(dollars in millions)
Public finance:
U.S.:
General obligation	$72,302	A-	$72,268	A-
Tax backed	35,687	A-	34,800	A-
Municipal utilities	25,861	A-	25,275	A-
Transportation	16,740	BBB+	15,179	BBB+
Healthcare	9,311	BBB+	8,691	BBB+
Higher education	6,744	A-	6,127	A-
Infrastructure finance	6,297	A-	5,843	A-
Housing revenue	1,026	BBB-	1,149	BBB
Investor-owned utilities	611	A-	644	A-
Renewable energy	196	A-	204	A-
Other public finance-U.S.	1,177	A-	1,417	A-
Total public finance—U.S.	175,952	A-	171,597	A-
Non-U.S.:
Regulated utilities	18,494	BBB+	19,370	BBB+
Infrastructure finance	16,837	BBB	17,819	BBB
Sovereign and sub-sovereign	11,136	A+	11,682	A+
Renewable energy	2,466	A-	2,708	A-
Pooled infrastructure	1,372	AAA	1,449	AAA
Total public finance—non-U.S.	50,305	BBB+	53,028	A-
Total public finance	226,257	A-	224,625	A-
Structured finance:
U.S.:
Life insurance transactions	3,423	AA-	2,581	AA-
RMBS	2,510	BBB-	2,990	BBB-
Financial products	785	AA-	820	AA-
Pooled corporate obligations	685	AA	1,193	AA
Consumer receivables	625	A	768	A-
Other structured finance	649	A-	600	A-
Total structured finance—U.S.	8,677	A	8,952	A
Non-U.S.:
RMBS	332	A	357	A
Pooled corporate obligations	226	AA-	—	—
Other structured finance	176	AA-	219	A+
Total structured finance—non-U.S.	734	A+	576	A
Total structured finance	9,411	A	9,528	A
Total net par outstanding	$235,668	A-	$234,153	A-

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of September 30, 2021 and December 31, 2020 was $5.1 billion and $5.6 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $45 million and $91 million as of September 30, 2021 and December 31, 2020, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.6 billion net par outstanding as of September 30, 2021, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico
By Company
As of September 30, 2021

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO (2)	$574	$170	$353	$—	$1,097	$1,135
PBA (2)	2	122	—	(2)	122	122
Subtotal - GO/PBA PSA	576	292	353	(2)	1,219	1,257
PRHTA (Transportation revenue) (2)	233	467	178	(79)	799	799
PRHTA (Highway revenue) (2)	381	51	25	—	457	457
PRCCDA	—	152	—	—	152	152
Subtotal - HTA/CCDA PSA	614	670	203	(79)	1,408	1,408
PREPA (2)	469	69	210	—	748	759
Puerto Rico Infrastructure Financing Authority (PRIFA)	—	15	1	—	16	16
Subtotal Subject to a Support Agreement	1,659	1,046	767	(81)	3,391	3,440

Other Puerto Rico Exposures
MFA	126	16	37	—	179	187
PRASA and U of PR	—	2	—	—	2	2
Subtotal Other Puerto Rico Exposures	126	18	37	—	181	189

Total exposure to Puerto Rico	$1,785	$1,064	$804	$(81)	$3,572	$3,629
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

Amortization Schedule
of Net Par of Puerto Rico
As of September 30, 2021

	Scheduled Net Par Amortization
	2021 (4Q)	2022 (1Q)	2022 (2Q)	2022 (3Q)	2022 (4Q)	2023	2024	2025	2026 - 2030	2031 - 2035	2036 - 2040	2041 - 2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO	$—	$—	$—	$37	$—	$14	$73	$68	$269	$491	$145	$—	$1,097
PBA	—	—	—	—	—	7	—	6	54	38	17	—	122
Subtotal - GO/PBA PSA	—	—	—	37	—	21	73	74	323	529	162	—	1,219
PRHTA (Transportation revenue)	—	—	—	28	—	33	4	29	167	242	251	45	799
PRHTA (Highway revenue)	—	—	—	40	—	32	32	34	40	227	52	—	457
PRCCDA	—	—	—	—	—	—	—	—	19	104	29	—	152
Subtotal - HTA/CCDA PSA	—	—	—	68	—	65	36	63	226	573	332	45	1,408
PREPA	—	—	—	28	—	95	93	68	362	102	—	—	748
PRIFA	—	—	—	—	—	2	—	—	—	—	10	4	16
Subtotal Subject to a Support Agreement	—	—	—	133	—	183	202	205	911	1,204	504	49	3,391

Other Puerto Rico Exposures
MFA	—	—	—	43	—	23	19	18	76	—	—	—	179
PRASA and U of PR	—	—	—	—	—	—	1	—	—	1	—	—	2
Subtotal Other Puerto Rico Exposures	—	—	—	43	—	23	20	18	76	1	—	—	181

Total	$—	$—	$—	$176	$—	$206	$222	$223	$987	$1,205	$504	$49	$3,572

Amortization Schedule
of Net Debt Service of Puerto Rico
As of September 30, 2021

	Scheduled Net Debt Service Amortization
	2021 (4Q)	2022 (1Q)	2022 (2Q)	2022 (3Q)	2022 (4Q)	2023	2024	2025	2026 - 2030	2031 - 2035	2036 - 2040	2041 - 2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Support Agreement
Commonwealth of Puerto Rico - GO	$—	$29	$—	$65	$—	$70	$128	$119	$479	$623	$160	$—	$1,673
PBA	—	3	—	3	—	13	6	13	71	49	18	—	176
Subtotal - GO/PBA PSA	—	32	—	68	—	83	134	132	550	672	178	—	1,849
PRHTA (Transportation revenue)	—	21	—	48	—	73	42	67	334	367	300	47	1,299
PRHTA (Highway revenue)	—	12	—	52	—	54	53	53	123	277	55	—	679
PRCCDA	—	3	—	4	—	7	7	7	51	127	30	—	236
Subtotal - HTA/CCDA PSA	—	36	—	104	—	134	102	127	508	771	385	47	2,214
PREPA	3	15	2	43	3	129	121	91	427	110	—	—	944
PRIFA	—	—	—	—	—	3	1	1	4	3	13	4	29
Subtotal Subject to a Support Agreement	3	83	2	215	3	349	358	351	1,489	1,556	576	51	5,036

Other Puerto Rico Exposures
MFA	—	5	—	48	—	29	24	22	86	—	—	—	214
PRASA and U of PR	—	—	—	—	—	—	1	—	—	1	—	—	2
Subtotal Other Puerto Rico Exposures	—	5	—	48	—	29	25	22	86	1	—	—	216

Total	$3	$88	$2	$263	$3	$378	$383	$373	$1,575	$1,557	$576	$51	$5,252

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 1.1% of the total net par outstanding, and BIG U.S. RMBS represent 17.7% of total BIG net par outstanding.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2021

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$12	$12	$—	$414	$24	$462
2005	30	151	19	195	82	477
2006	31	31	1	94	145	302
2007	—	245	19	775	195	1,234
2008	—	—	—	35	—	35
Total exposures	$73	$439	$39	$1,513	$446	$2,510

Exposures rated BIG	$48	$250	$18	$838	$148	$1,302

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends from their operating subsidiaries (see Insurance Subsidiaries, Distributions From Insurance Subsidiaries below for a description of dividend restrictions) and their access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:

•principal and interest on debt issued by AGUS and AGMH,
•dividends on AGL’s common shares, and
•the payment of operating expenses.

AGL and its U.S. Holding Companies may also require liquidity to:

•make capital investments in their operating subsidiaries,
•fund acquisitions of new businesses,
•purchase or redeem the Company’s outstanding debt, or
•repurchase AGL’s common shares pursuant to AGL’s share repurchase authorization.

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and Guarantor and U.S. Holding Companies' Summarized Financial Information, below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of September 30, 2021	As of December 31, 2020
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	330	500
3.15% Senior Notes	3.15%	2031	500	—
3.6% Senior Notes	3.60%	2051	400	—
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt subtotal			1,580	850
AGUS - intercompany loans from insurance subsidiaries
AGC/AGM/MAC	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00%	2023	30	30
AGUS intercompany loans subtotal			280	280
Total AGUS			1,860	1,130
AGMH
67/8% Quarterly Interest Bonds	6.88%	2101	—	100
6.25% Notes	6.25%	2102	—	230
5.6% Notes	5.60%	2103	—	100
Junior Subordinated Debentures	1 Month LIBOR +2.215%	2066	300	300
Total AGMH			300	730
AGMH's long-term debt purchased by AGUS			(154)	(154)
U.S. Holding Company debt			$2,006	$1,706

On May 26, 2021, AGUS issued $500 million in 3.15% Senior Notes. On July 9, 2021, a portion of the proceeds of the debt issuance was used to redeem $200 million in AGMH debt. On August 20, 2021, AGUS issued $400 million in 3.6% Senior Notes, and on September 27, 2021, the proceeds of the debt issuance were used to redeem $230 million in AGMH debt and $170 million in AGUS debt. See Item 1. Financial Statements, Note 14, Long-Term Debt.

The following table presents the expected debt service of the Holding Companies’ long term debt as of December 31, 2020, compared with the expected debt service as of September 30, 2021, which reflects the new debt issuances and redemptions that occurred in 2021.

U.S. Holding Companies
Expected Debt Service of Long-Term Debt

	As of September 30, 2021	As of December 31, 2020
	(in millions)
2021 (October 1 - December 31)	$19	$20
2022	74	79
2023	74	80
2024	397	567
2025	59	55
2026	59	56
2027-2036	1,180	726
2037-2046	298	423
2047-2056	617	418
Thereafter	439	2,098
Total	$3,216	$4,522

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

For more information, see the Company’s 2020 Annual Report on Form 10-K, Part II. Item 8. Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities.

Guarantor and U.S. Holding Companies’ Summarized Financial Information

AGL fully and unconditionally guarantees the payment of the principal of, and interest on, the $1,430 million aggregate principal amount of notes issued by the U.S. Holding Companies, and the $450 million aggregate principal amount of junior subordinated debentures issued by the U.S. Holding Companies, and the intercompany loans. The following tables include summarized financial information for AGL and the U.S. Holding Companies, excluding their investments in subsidiaries.

	As of September 30, 2021
	AGL	U.S. Holding Companies
	(in millions)
Assets
Investments and cash (1)	$91	$296
Receivables from affiliates (2)	35	—
Receivable from U.S. Holding Companies	40	—
Other assets	3	50

Liabilities
Long-term debt	—	1,669
Loans payable to affiliate	—	280
Payable to affiliates (2)	8	14
Payable to AGL	—	40
Other liabilities	5	108
____________________
(1)    As of September 30, 2021, weighted average durations of AGL’s and the U.S. Holding Companies' fixed-maturity securities (excluding AGUS’ investment in AGMH’s debt) were 4.9 years and 3.4 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Nine Months 2021
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$—

Expenses
Interest expense	—	74
Loss on extinguishment of debt	—	175
Other expenses	25	5

Income (loss) before provision for income taxes and equity in earnings of investees	(24)	(254)
Equity in earnings of investees	—	1
Net income (loss)	(24)	(205)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Significant Cash Flow Items

	Nine Months 2021
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries	$275	$244
Interest paid	—	(50)
Investments in subsidiaries	—	(15)
Return of capital from subsidiaries	—	9
Dividends paid to AGL	—	(275)
Dividends paid	(51)	—
Repurchases of common shares (1)	(305)	—
Issuance of long-term debt, net of issuance costs	—	889
Redemptions of debt, including make-whole	—	(619)
____________________
(1)    See Item 1, Financial Statements, Note 15, Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

For more information, see also Part II, Item 8. Financial Statements and Supplementary Data, Note 14, Long-Term Debt and Credit Facilities of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company intends to hold and has the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

Beyond the next twelve months, the ability of the operating subsidiaries to declare and pay dividends may be influenced by a variety of factors, including market conditions, general economic conditions, and, in the case of the Company’s insurance subsidiaries, insurance regulations and rating agency capital requirements.

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
    In addition, the Company has net par exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.6 billion, all of which is rated BIG. Beginning in 2016, the Commonwealth and certain related authorities and public corporations have defaulted on obligations to make payments on its debt. The Company anticipates potentially making substantial payments in connection with the possible resolution of most of these exposures beginning as early as December 2021 and through 2022 and possibly later, and is taking this into account in projecting its liquidity needs during these periods. Information regarding the Company’s exposure to the Commonwealth of Puerto Rico and its related authorities and public corporations is set forth in Item 1, Financial Statements, Note 3, Outstanding Exposure, Note 4, Expected Loss to be Paid (Recovered) and Item 2, Management Discussion and Analysis, Insured Portfolio.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $612 million as of September 30, 2021. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of September 30, 2021, approximately $1.7 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. in order to provide for payments on a scheduled “pay-as-you-go” basis and to replicate the terms of a traditional financial guaranty insurance policy. However, the Company may also be required to pay if the obligor becomes bankrupt or if the reference obligation were restructured if, after negotiation, those credit events are specified in the documentation for the credit derivative transactions. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the Company may be required to make a cash termination payment to its swap counterparty upon such termination. Any such payment would probably occur prior to the maturity of the reference obligation and be in an amount larger than the amount due for that period on a “pay-as-you-go” basis.

The transaction documentation with one counterparty for $35 million of CDS insured by the Company requires the Company to post collateral, subject to a cap, to secure its obligation to make payments under such contracts. As of September 30, 2021, the Company did not have to post collateral to satisfy these requirements and the maximum posting requirement was $35 million.

Distributions From Insurance Subsidiaries

    The Company anticipates that for the next twelve months amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 17, Insurance Company Regulatory Requirements, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a complete discussion of the Company’s dividend restrictions applicable to AGC, AGM, AG Re and AGRO.

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2021 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $291 million, of which approximately $105 million is available for distribution in the fourth quarter of 2021.

•The maximum amount available during 2021 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $94 million, of which approximately $42 million is available for distribution in the fourth quarter of 2021.

•Based on the applicable law and regulations, in 2021 AG Re (a subsidiary of AGL) has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $257 million as of September 30, 2021. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $284 million as of September 30, 2021, and (ii) the amount of statutory surplus, which as of September 30, 2021 was $201 million.

•Based on the applicable law and regulations, in 2021 AGRO (an indirect subsidiary of AGRe) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $107 million as of September 30, 2021. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $405 million as of September 30, 2021, and (ii) the amount of statutory surplus, which as of September 30, 2021 was $289 million.

Distributions From / Contributions To
Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Dividends paid by AGC to AGUS	$15	$15	$52	$124
Dividends paid by AGM to AGMH	104	87	186	159
Dividends from AGUK to AGM (1)	—	124	—	124
Contributions from AGM to AGE (1)	—	(97)	—	(123)
____________________
(1)In 2020, the dividend paid to AGM from Assured Guaranty UK Limited (AGUK) was contributed to Assured Guaranty (Europe) SA (AGE).

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
As of September 30, 2021, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $266 million, including $231 million by AGC and $35 million by AG Re.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities is one-month LIBOR plus 200 bps. LIBOR may be discontinued. See “— Executive Summary — Other Matters — LIBOR Sunset”

above and the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income.

Changes in interest rates affect the value of the Company’s fixed-maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of high-quality, liquid instruments. Other invested assets includes interest in AssuredIM Funds, and other alternative investments. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments see Item 1, Financial Statements, Note 8, Investments and Note 10, Fair Value Measurement.

Investment Portfolio
Carrying Value

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Fixed-maturity securities	$8,663	$8,773
Short-term investments	694	851
Other invested assets	260	214
Total	$9,617	$9,838

The Company’s fixed-maturity securities and short-term investments had a duration of 4.5 years and 4.3 years as of September 30, 2021 and December 31, 2020, respectively. Generally, the Company’s fixed-maturity securities are designated as available-for-sale.

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

Distribution of Fixed-Maturity Securities
by Contractual Maturity
As of September 30, 2021

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$259	$265
Due after one year through five years	1,685	1,781
Due after five years through 10 years	1,912	2,018
Due after 10 years	3,511	3,761
Mortgage-backed securities:
RMBS	486	484
Commercial mortgage-backed securities (CMBS)	335	354
Total	$8,188	$8,663

Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s investment portfolio as of September 30, 2021 and December 31, 2020. Ratings reflect the lower of Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

 Distribution of
Fixed-Maturity Securities by Rating

	As of
Rating	September 30, 2021	December 31, 2020
AAA	15.0%	15.5%
AA	38.1	38.3
A	24.4	25.4
BBB	13.8	12.0
BIG (1)	7.9	8.1
Not rated	0.8	0.7
Total	100.0%	100.0%
____________________
(1)Includes primarily loss mitigation and other risk management assets. See Item I, Financial Statements, Note 8, Investments, for additional information.

Other Invested Assets

Other invested assets primarily consist of investments in renewable and clean energy and private equity fund managed by a third party, and investments in AssuredIM Funds that are not consolidated. See Item. 1, Financial Statements, Note 9, Variable Interest Entities.

The Insurance segment reports AGAS’s percentage ownership of AssuredIM Funds at NAV in the Insurance segment adjusted operating income. The table below presents the fair value of AGAS’s interests in the AssuredIM Funds. See Commitments below.

Fair Value of AGAS’s Interest
in AssuredIM Funds

	As of
	September 30, 2021	December 31, 2020
	(in millions)
AssuredIM Funds by strategy (1)
CLOs	$184	$100
Municipal bonds	107	105
Healthcare	102	97
Asset-based	72	43
Total	$465	$345
____________________
(1)Except for a healthcare fund with a NAV of $102 million as of September 30, 2021 and $91 million as of December 31, 2020 that did not meet the criteria for consolidation, these amounts represent the carrying value (NAV) of AGAS's investments in the funds that are consolidated at the AGL reporting level because the Company deemed to be the primary beneficiary.

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $254 million and $262 million as of September 30, 2021 and December 31, 2020, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,236 million and $1,511 million, based on fair value, as of September 30, 2021 and December 31, 2020, respectively.

Commitments

The Company had unfunded commitments of $209 million as of September 30, 2021 related to certain of the Company’s other invested assets, including $121 million for the AssuredIM healthcare private equity fund.

The Company is authorized to invest up to $750 million in AssuredIM Funds. As of September 30, 2021, the Insurance segment had total commitments to AssuredIM Funds of $659 million, of which $380 million represented net invested capital and $279 million was undrawn.

AssuredIM

Sources and Uses of Funds

    AssuredIM’s sources of liquidity are (1) net working capital, (2) cash from operations, including management and performance fees (which are unpredictable as to amount and timing), and (3) capital contributions from AGUS ($15 million and $30 million in Nine Months 2021 and Nine Months 2020, respectively, had been contributed to supplement working capital). As of September 30, 2021, AssuredIM had $22 million in cash and short-term investments.

    AssuredIM's liquidity needs primarily include (1) paying operating expenses, including compensation, (2) paying dividends or other distributions to AGUS, and (3) capital to support growth and expansion of the asset management business. In Third Quarter 2021 and 2020, AssuredIM distributed $8.8 million to AGUS to fund AGUS's interest payment on its intercompany debt to the insurance subsidiaries. That debt was incurred in October 2019 to fund the BlueMountain Acquisition.

Leases

    The Company has entered into several lease agreements for office space in Bermuda, New York, San Francisco, London, Paris, and other locations with various lease terms.

During the fourth quarter of 2020, the Company entered into an agreement to sublease an additional 52,000 square feet of office space in the building where its New York City headquarters is located, in order to relocate AssuredIM. This sublease with an additional $32 million of future rental payments commenced in the first half of 2021 and expires in 2032.

During the second quarter of 2021, the Company entered into a renewed lease agreement for its existing Bermuda office space. This lease, with an additional $2 million of future rental payments, commenced in the second quarter of 2021 and expires in April 2026.

Consolidated VIEs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidated VIEs; however, the Company’s condensed consolidated financial statements reflect the financial position of Assured Guaranty as well as Assured Guaranty's consolidated VIEs. See Item. 1, Financial Statements, Note 9, Variable Interest Entities, for additional information. The primary sources and uses of cash at Assured Guaranty's consolidated VIEs are as follows:

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

As of September 30, 2021, these credit facilities had varying maturities ranging from April 21, 2022 to April 23, 2023 with the aggregate principal amount not exceeding $777 million. The available commitment was based on the amount of equity contributed to the warehouse which was $279 million. As of September 30, 2021, $216 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 85 bps to 3-month LIBOR plus 120 bps (with a floor on the LIBOR/Euribor rates of zero). The CLO warehouses were in compliance with all financial covenants as of September 30, 2021.

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

Condensed Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in millions)
Net cash flows provided by (used in) operating activities before effect of VIE consolidation	$(66)	$(176)	$(20)	$(97)
Effect of VIE consolidation (1)	(777)	(43)	(1,772)	(567)
Net cash flows provided by (used in) operating activities	(843)	(219)	(1,792)	(664)
Net cash flows provided by (used in) investing activities before effect of VIE consolidation	400	158	57	566
Effect of VIE consolidation (1)	25	15	112	340
Net cash flows provided by (used in) investing activities	425	173	169	906
Dividends paid	(16)	(16)	(51)	(53)
Repurchases of common shares	(140)	(40)	(305)	(320)
Issuance of long-term debt, net of issuance costs	394	—	889	—
Redemptions and purchases of debt, including make-whole	(619)	—	(619)	(21)
Net cash flows provided by (used in) financing activities before effect of VIE consolidation	2	—	(12)	(13)
Effect of VIE consolidation (1)	742	35	1,664	395
Net cash flows provided by (used in) financing activities (2)	363	(21)	1,566	(12)
Effect of exchange rate changes	(1)	—	(1)	(7)
Cash and restricted cash at beginning of period	296	473	298	183
Total cash and restricted cash at the end of the period	$240	$406	$240	$406
____________________
(1)     VIE consolidation includes the effects of FG VIEs and CIVs.
(2)     Claims paid on consolidated FG VIEs are presented in the condensed consolidated cash flow statements as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating VIEs, was an outflow of $20 million in Nine Months 2021 and an outflow of $97 million in Nine Months 2020. The decrease in cash outflows during 2021 was primarily due to lower claims payments compared to the prior period, which were partially offset by cash received from a commutation during 2020. Cash flows from operations attributable to the effect of VIE consolidation was negative in 2021 and 2020 due to the inclusion of investing activities of CIVs, which included cash outflows for purchases of investments, offset in part by sales of investments.

    Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows during 2021 was mainly attributable to higher sales of securities in 2020 to fund share repurchases.

Financing activities primarily consist of share repurchases, dividends, debt extinguishment and paydowns of FG VIEs’ liabilities, as well and CLO issuances and CLO warehouse financing activities. In Nine Months 2021, it also included the issuance of 3.15% Senior Notes and 3.6% Senior Notes, and redemptions of a portion of AGMH and AGUS debt. See Item 1. Financial Statements, Note 14, Long-Term Debt.

This increase in cash flow activity from VIEs was primarily due to the consolidation of additional CLOs. See Item 1. Financial Statements, Note 9 Variable Interest Entities.

From October 1 through November 4, 2021, the Company repurchased an additional 1.5 million of common shares. As of November 4, 2021, the Company was authorized to purchase $220 million of its common shares, including a $350 million additional authorization that was approved by the Board on August 4, 2021. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 15, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2021, there were no material changes to the market risks that the Company is exposed to since December 31, 2020.

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

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on their evaluation as of September 30, 2021 covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during Third Quarter 2021 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. The Lehman Brothers International (Europe) (in administration) (LBIE) trial was originally scheduled for March 9, 2020 in the Supreme Court before Justice Marcy Friedman (who has since retired), but it was postponed due to COVID-19. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) and remove the action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. On March 22, 2021, the Bankruptcy Court denied the motion and remanded the action to the Supreme Court of the State of New York. On March 29, 2021, the action was reassigned to Justice Melissa A. Crane. Trial began on October 18, 2021. See Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies - Legal Proceedings contained in this Form 10-Q.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during Third Quarter 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
July 1- July 31	1,102,440	$46.90	1,102,440	$35,253,549
August 1- August 31	789,547	$49.40	787,702	$346,331,461
September 1- September 30	1,028,851	$47.41	1,028,851	$297,552,055
Total	2,920,838	$47.76	2,918,993
____________________
(1)    After giving effect to repurchases since the beginning of 2013 through November 4, 2021, the Company has repurchased a total of 129.8 million common shares for approximately $4,044 million, excluding commissions, at an average price of $31.16 per share. The Board of Directors authorized, on August 4, 2021, an additional $350 million of share repurchases. As of November 4, 2021, the remaining authorization the Company was authorized to purchase was $220 million of its common shares, on a settlement basis.
(2)     Excludes commissions.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number
4.1
Form of Officer’s Certificate related to 3.600% Senior Notes due 2051, containing Form of 3.600% Senior Notes due 2051 as Exhibit A. (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 17,2021)

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
quarter ended September 30, 2021 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30,2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 5, 2021	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)