Form 10-K
period 2021-12-31
ASSURED GUARANTY LTD
filed 2022-02-25
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2021 was 3,380,947,568 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $47.48). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Shares held by affiliates.
As of February 22, 2022, 66,055,680 Common Shares, par value $0.01 per share, were outstanding (including 44,797 unvested restricted shares).
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant’s definitive proxy statement relating to its 2022 Annual General Meeting of Shareholders to be held on May 4, 2022, are incorporated by reference to Part III of this report.

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, the effectiveness, acceptance and distribution of COVID-19 vaccines and therapeutics, and the global consequences of the pandemic and such actions, including their impact on the factors listed below;
•changes in the world’s credit markets, segments thereof, interest rates, credit spreads or general economic conditions;
•developments in the world’s financial and capital markets that adversely affect insured obligors’ repayment rates, Assured Guaranty’s insurance loss or recovery experience, investments of Assured Guaranty or assets it manages;
•reduction in the amount of available insurance opportunities and/or in the demand for Assured Guaranty’s insurance;
•the loss of investors in Assured Guaranty’s asset management strategies or the failure to attract new investors to Assured Guaranty’s asset management business;
•the possibility that budget or pension shortfalls or other factors will result in credit losses or impairments on obligations of state, territorial and local governments and their related authorities and public corporations that Assured Guaranty insures or reinsures;
•insured losses in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including as a result of the failure to resolve Assured Guaranty’s Puerto Rico exposures in a manner substantially consistent with the support agreements signed to date;
•increased competition, including from new entrants into the financial guaranty industry;
•poor performance of Assured Guaranty’s asset management strategies compared to the performance of the asset management strategies of Assured Guaranty’s competitors;
•the possibility that investments made by Assured Guaranty for its investment portfolio, including alternative investments and investments it manages, do not result in the benefits anticipated or subject Assured Guaranty to reduced liquidity at a time it requires liquidity, or to unanticipated consequences;
•the impact of market volatility on the mark-to-market of Assured Guaranty’s assets and liabilities subject to mark-to-market, including certain of its investments, most of its financial guaranty contracts written in credit default swap (CDS) form, and certain consolidated variable interest entities (VIEs);
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
•natural or man-made catastrophes or pandemics, including developments in eastern Europe;
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

Conventions

Unless otherwise noted, ratings on Assured Guaranty’s insured portfolio and on bonds or notes purchased pursuant to loss mitigation strategies are Assured Guaranty’s internal ratings. Internal credit ratings are expressed on a rating scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that Assured Guaranty’s internal credit ratings focus on future performance, rather than lifetime performance.

In addition, unless otherwise noted, the Company excludes amounts from its outstanding insured par and debt service relating to securities or assets owned by the Company as a result of loss mitigation strategies, including loss mitigation securities held in the investment portfolio. The Company manages the loss mitigation securities as investments and not insurance exposure.

Also, unless otherwise noted, the Company includes as part of its asset management business the management of collateralized loan obligations (CLOs) managed by BlueMountain Fuji Management, LLC (BM Fuji), which was sold to a third party in the second quarter of 2021. Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM) is not the investment manager of BM Fuji-advised CLOs, but following the sale, AssuredIM sub-advises and continues to provide personnel and other services to BM Fuji associated with the management of BM Fuji-advised CLOs pursuant to a sub-advisory agreement and a personnel and services agreement, consistent with past practices.

ASSURED GUARANTY LTD.
FORM 10-K

PART I

ITEM 1.    BUSINESS

Overview

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company incorporated in 2003 that provides, through its operating subsidiaries, credit protection products and asset management services. The Company provides credit protection products to the United States (U.S.) and international public finance (including infrastructure) and structured finance markets, and manages assets across collateralized loan obligations (CLOs) as well as opportunity funds and liquid strategy funds that build on its corporate credit, asset-based finance, municipal and healthcare experience.

In the Insurance segment, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer, through its several insurance subsidiaries, financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia.

In the Asset Management segment, the Company provides asset management services through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). AssuredIM provides investment advisory services to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM has managed structured and public finance, credit and special situation investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The Company established AssuredIM with the completion, on October 1, 2019, of its acquisition of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities (the BlueMountain Acquisition). The Asset Management segment diversifies the risk profile and revenue opportunities of the Company.

Since the establishment of AssuredIM, the Company has been operating in two distinct operating segments, Insurance and Asset Management, and also has a Corporate division. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, Note 3, Segment Information for financial results of the Company’s segments.

The Company continually evaluates its key business strategies, which fall into three areas: (1) insurance; (2) asset management and alternative investments; and (3) capital management. The Company seeks to grow the insurance business through new business production, acquisitions of legacy monolines or reinsurance of their portfolios, and to continue to mitigate losses in its current insured portfolio. Over time, the Company seeks to broaden and further diversify its asset management business leading to increased assets under management (AUM) and increased fee generation. The Company intends to leverage the AssuredIM infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations. The Company is also using the investment knowledge and experience in AssuredIM to expand the categories and types of investments it makes. AssuredIM’s investing capabilities provide the Insurance segment with an opportunity to deploy excess capital at attractive returns, and to improve the risk-adjusted return on a portion of its investment portfolio. Finally, the Company pursues strategies to manage capital within the Assured Guaranty group more efficiently.

Insurance

Insurance Companies

    The Company’s largest line of business is Insurance. The Company primarily conducts financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. (AGM), Assured Guaranty Corp. (AGC), Assured Guaranty UK Limited (AGUK, formerly known as Assured Guaranty (Europe) plc) and, most recently, Assured Guaranty (Europe) SA (AGE). It also conducts insurance business through its Bermuda-based reinsurers Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. (AGRO). Previously, the Company also conducted financial guaranty business through Municipal Assurance Corp. (MAC). On April 1, 2021, MAC was merged with and into AGM, with AGM as the surviving company. Upon the merger, all direct insurance policies issued by MAC became direct insurance obligations of AGM. The following is a description of the Company’s principal insurance operating subsidiaries:

•Assured Guaranty Municipal Corp. Since mid-2008, AGM has provided financial guaranty insurance and reinsurance only on debt obligations issued in the U.S. public finance and global infrastructure markets, including bonds issued by U.S. state or governmental authorities or notes issued to finance infrastructure projects. AGM is located and domiciled in New York. AGM was organized in 1984 as “Financial Security Assurance Inc.” and until 2008 also offered insurance and reinsurance in the global structured finance market. (AGM’s subsidiaries AGUK and AGE may still offer insurance and reinsurance in the global structured finance markets.)

•Assured Guaranty Corp. AGC is located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in 1988. It provides insurance and reinsurance on debt obligations in the global structured finance market and also offers guaranties on obligations in the U.S. public finance and international infrastructure markets. AGC acquired CIFG Assurance North America, Inc. (CIFGNA) in 2016 and Radian Asset Assurance Inc. (Radian Asset) in 2015, and merged them each with and into AGC, with AGC being the surviving entity.

•Assured Guaranty UK Limited and Assured Guaranty (Europe) SA. AGUK and AGE (the European Insurance Subsidiaries) offer financial guaranties in both the international public finance and structured finance markets. AGUK is a U.K. incorporated private limited company licensed as a U.K. insurance company and located in England. Through 2019, AGUK wrote business in the U.K. and various countries throughout the European Union (EU) as well as certain other non-EU countries. AGUK was organized in 1990 and issued its first financial guaranty in 1994. As discussed further under “ — Regulation — United Kingdom, Position of U.K. Regulated Entities within the AGL Group” below, AGUK has agreed with its regulator that new business it writes would be guaranteed using a co-insurance structure pursuant to which AGUK would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGE is a French incorporated company established in mid-2019 to address the impact of the withdrawal of the U.K. from the EU (Brexit) and has been authorized by the French insurance and banking supervisory authority, the Autorité de Contrôle Prudentiel et de Résolution (ACPR), to conduct financial guaranty business, and is located in France. In October 2020, in preparation for Brexit, AGUK transferred to AGE under Part VII of the Financial Services and Markets Act 2000 (FSMA) certain existing AGUK policies relating to risks in the European Economic Area (EEA) (Part VII Transfer). This resulted in the transfer of 79 financial guaranty policies with associated gross unearned premiums of approximately $212 million to AGE, along with the related reinsurance and ancillary contracts. In support of the Part VII Transfer, in 2020, AGUK paid a dividend of $124 million to AGM; AGM then contributed the same amount to AGE. AGUK will remain the Assured Guaranty platform that writes new business in the U.K. and certain other non-EU countries. Through AGE, Assured Guaranty intends to continue to write new business in the EU.

The Company combined the operations of its then European insurance subsidiaries, AGUK, Assured Guaranty (UK) plc, Assured Guaranty (London) plc (AGLN) (formerly known as MBIA UK Insurance Limited) and CIFG Europe S.A. (CIFGE), in a transaction that was completed on November 7, 2018. Under the combination, Assured Guaranty (UK) plc, AGLN and CIFGE transferred their insurance portfolios to and merged with and into AGUK (the Combination). As noted above, those policies that are affected by Brexit were transferred to AGE in October 2020.

•Assured Guaranty Re Ltd. and Assured Guaranty Re Overseas Ltd. AG Re and AGRO underwrite financial guaranty reinsurance, and AGRO also underwrites other specialty insurance and reinsurance that are in line with the Company’s risk profile and benefits from its underwriting experience. AG Re and AGRO write business as reinsurers of third-party primary insurers and of certain affiliated companies. AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re indirectly owns AGRO, which is a Bermuda Class 3A and Class C insurer.

Support of the European Insurance Subsidiaries

AGM and AGC provide support to their European Insurance Subsidiaries through reinsurance and other agreements.

Support of AGUK

AGM and AGUK implemented in 2011 a co-guarantee structure pursuant to which: (i) AGUK directly guarantees a specified portion of the public finance obligations issued in a particular transaction rather than guaranteeing 100% of the issued obligations; (ii) AGM directly guarantees the balance of the guaranteed public finance obligations; and (iii) AGM also provides a second-to-pay guarantee for AGUK’s portion of the guaranteed public finance obligations (Public Finance Co-Guarantee Structure). The current co-guarantee split for public finance business, which has been in effect since October 2018, is 15% AGUK and 85% AGM.

Effective July 1, 2021, AGC and AGUK implemented a co-guarantee structure for non-public finance business that, other than the covered business, is identical to the AGM/AGUK Public Finance Co-Guarantee Structure (Non-Public Finance Co-Guarantee Structure). The co-guarantee split for non-public finance business is 15% AGUK and 85% AGC.

Separate and apart from the Public Finance Co-Guarantee Structure and the Non-Public Finance Co-Guarantee Structure, AGM provides support to AGUK through a quota share and excess of loss reinsurance agreement (Reinsurance Agreement) and a net worth maintenance agreement (Net Worth Agreement). Under the quota share cover of the Reinsurance Agreement, AGM reinsures approximately 95-99% of AGUK’s retention (after cessions to other reinsurers) of many, but not all, outstanding financial guaranties that AGUK wrote prior to the implementation of the Public Finance Co-Guarantee Structure in 2011. The only outstanding AGUK guarantees that are not covered by the quota share cover of the Reinsurance Agreement are ones to which AGUK succeeded by operation of law when three former European insurance subsidiaries of the Company, Assured Guaranty (UK) plc, AGLN and CIFGE, transferred their insurance portfolios to, and merged with and into, AGUK pursuant to the Combination in November 2018.

The quota share cover of the Reinsurance Agreement also obligates AGM to reinsure 85% of municipal, utility, project finance or infrastructure risks or similar business that AGUK writes from and after October 2018 without utilizing the co-guarantee structure. Currently, there is no such outstanding business at AGUK.

AGM secures its quota share reinsurance obligations to AGUK under the Reinsurance Agreement by posting collateral in trust equal to 102% of the sum of AGM’s assumed share of the following in respect of the reinsured AGUK policies: (i) AGUK’s unearned premium reserve (net of AGUK’s reinsurance premium payable to AGM); (ii) AGUK’s provisions for unpaid losses and allocated loss adjustment expenses (LAE) (net of any salvage recoverable); and (iii) any unexpired risk provisions of AGUK, in each case (i) - (iii) as calculated by AGUK in accordance with generally accepted accounting practice in the U.K. (UK GAAP).

Under the excess of loss cover of the Reinsurance Agreement, AGM is obligated to pay AGUK quarterly the amount (if any) by which (i) the sum of: (a) AGUK’s incurred losses, calculated in accordance with UK GAAP as reported by AGUK in its financial returns filed with the Prudential Regulation Authority (PRA); and (b) AGUK’s paid losses and LAE, in both cases net of all other performing reinsurance (including the reinsurance provided by AGM under the quota share cover of the Reinsurance Agreement), exceeds (ii) an amount equal to: (a) AGUK’s capital resources under U.K. law; minus (b) 110% of the greatest of the amounts as may be required by the PRA as a condition for maintaining AGUK’s authorization to carry on a financial guarantee business in the U.K. The purpose of this excess of loss cover is to ensure that AGUK maintains capital resources equal to at least 110% of the most stringent amount of capital that it may be required to maintain as a condition to carrying on a financial guarantee business in the U.K.

AGUK may terminate the Reinsurance Agreement (i.e., both its quota share and excess of loss covers) upon the occurrence of any of the following events: (i) AGM’s rating by Moody’s Investors Service, Inc. (Moody’s) falls below “Aa3” or its rating by S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P) falls below “AA-” (and AGM fails to restore such rating(s) within a prescribed period of time); (ii) AGM’s insolvency, failure to maintain the minimum capital required under AGM’s domiciliary jurisdiction, filing a petition in bankruptcy, going into liquidation or rehabilitation, or having a receiver appointed; or (iii) AGM’s failure to maintain its required collateral described above.

Under the Net Worth Agreement, AGM is obligated to make capital contributions to AGUK in amounts sufficient to ensure that AGUK maintains capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition of AGUK maintaining its authorization to carry on a financial guarantee business in the U.K., provided that such contributions: (i) do not exceed 35% of AGM’s policyholders’ surplus as determined by the laws of the State of New York; and (ii) are in compliance with a provision of the New York Insurance Law requiring notice to, or approval by, the New York State Department of Financial Services (the NYDFS) for transactions between affiliates that exceed certain thresholds. The Net Worth Agreement obligates AGM to provide AGUK with support similar to that which AGM also provides AGUK under the excess of loss cover of the Reinsurance Agreement, except the latter is meant to protect against erosion of AGUK’s capital resources due to insurance and/or reinsurance losses in AGUK’s insured portfolio, while the former is meant to protect against an erosion of AGUK’s capital resources for other reasons (e.g., poor investment performance, origination expenses exceeding premium). Given this purpose, the Net Worth Agreement clarifies that any amounts due thereunder must take into account all amounts paid, or reasonably expected to be paid, under the Reinsurance Agreement. The Net Worth Agreement also includes termination provisions substantially similar to those in the Reinsurance Agreement. AGM has never been required to make any contributions to AGUK’s capital under the current Net Worth Agreement.

Support of AGE

AGE has in place similar reinsurance and capital support agreements as are in place with AGUK.

AGM’s agreements with AGE generally apply to all AGE policies that insure public finance business in EEA jurisdictions. The agreements consist of:

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
b.    certain business originally written by AGUK pursuant to the co-insurance arrangement described above, but which was novated to, and 100% guaranteed by, AGE in connection with the Part VII Transfer; and
c.    any new public finance business written by AGE; and

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

Effective July 1, 2021, AGC and AGE entered into a Non-Public Finance Business Reinsurance Agreement pursuant to which AGC provides AGE with 90% proportional reinsurance for any non-public finance business written by AGE.

AGM and AGC secure their quota share reinsurance obligations to AGE under the agreements described above by depositing collateral in accounts maintained by an EEA financial institution and pledging such accounts to AGE under French law. The measure of AGM’s and AGC’s required collateral for AGE is generally the same as the measure of its collateral for AGUK, except that AGE’s is determined in accordance with French (versus U.K.) GAAP.

AGM also has in place with AGE a net worth maintenance agreement that is similar to AGM’s Net Worth Agreement with AGUK - i.e., the former obligates AGM to ensure that AGE maintains capital resources at least equal to 110% of its most stringent capital requirement for maintaining its authorization to carry on a financial guarantee business in France.

Other Group Support of the European Insurance Subsidiaries for Certain Legacy Business

AGC and AG Re also provide reinsurance support to the European Insurance Subsidiaries for certain legacy business that was insured prior to 2009 by AGUK. Some of this business continues to reside at AGUK, while some of it was transferred to AGE in October 2020 pursuant to the Part VII Transfer. AG Re does not currently provide direct reinsurance support for new business being written by AGUK or AGE.

AGC and AG Re secure their reinsurance of this legacy business in essentially the same manner as AGM secures its reinsurance of the European Insurance Subsidiaries - i.e., AGC and AG Re pledge collateral equal to their assumed UK GAAP liabilities for AGUK and equal to their assumed French GAAP liabilities for AGE.

Insurance Acquisitions

The Company has acquired financial guaranty portfolios, including by acquiring financial guarantors who are no longer actively writing new business or acquired (through reinsurance) their insured portfolios, and by commuting business that it had previously ceded. In the last several years, the Company has reassumed a number of previously ceded portfolios and has completed the acquisition of Radian Asset, CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG) and MBIA UK Insurance Limited (MBIA UK), the U.K. operating subsidiary of MBIA Insurance Corporation (MBIA). On June 1, 2018, the Company closed a transaction with Syncora Guarantee Inc. (SGI) (SGI Transaction) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. The Company continues to investigate additional opportunities related to remaining legacy financial guaranty portfolios, but the number and size of the opportunities have decreased and there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms.

Insurance Portfolio - Financial Guaranty

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor’s default on scheduled payments due on the debt obligation, whether due to its insolvency or otherwise, the Company is generally required under the financial guaranty contract to pay the investor the principal and interest shortfalls then due.

Financial guaranty insurance may be issued to all of the investors of the guaranteed series or tranche of a municipal bond or structured finance security at the time of issuance of those obligations or it may be issued to specific individual holders of such obligations who purchase the Company’s credit protection either in the secondary market or on a bilateral basis in the primary market when an obligation is not normally traded.

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer’s interest cost over the life of the debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty provides increased certainty that scheduled payments will be received when due. A financial guaranty may also improve the marketability and liquidity of obligations, as well as obligations with complex structures or backed by asset classes new to the market. In general and especially in such instances, investors may be able to sell insured bonds more quickly and at a better price than the comparable uninsured debt.

As an alternative to traditional financial guaranty insurance, in the past the Company also provided credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap (CDS). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the Company, as the seller of credit protection, specified as credit events in its CDS failure to pay interest and principal on the reference obligation, but the Company’s rights and remedies under a CDS may be different and more limited than under financial guaranty insurance of an entire issuance. Due to changes in the regulatory environment, the Company has not provided credit protection in the U.S. through a CDS since March 2009, other than in connection with loss mitigation and other remediation efforts relating to its existing book of business. The Company, however, has acquired or reinsured portfolios after 2009 that include financial guaranty contracts in credit derivative form.

The Company also offers credit protection through reinsurance, and in the past has provided reinsurance to other financial guaranty insurers with respect to their financial guaranties of public finance, infrastructure and structured finance obligations. The Company believes that the opportunities currently available to it in the reinsurance market primarily consist of potentially assuming portfolios of transactions from inactive primary insurers, such as it did in the SGI Transaction.

The Company’s direct and assumed financial guaranty businesses provide credit protection on public finance (including infrastructure) and structured finance obligations. When the Company insures an obligation, it assigns the obligation to a geographic location or locations based on its view of the geographic location of the risk. For information on the geographic breakdown of the Company’s financial guaranty portfolio and revenue by country of domicile, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure and Note 3, Segment Information.

U.S. Public Finance Obligations   The Company insures and reinsures a number of different types of U.S. public finance obligations, including the following:

General Obligation Bonds are full faith and credit obligations that are issued by states, their political subdivisions and other municipal issuers, and are supported by the general obligation of the issuer to pay from available funds and by a pledge of the issuer to levy property taxes in an amount sufficient to provide for the full payment of the bonds.

Tax-Backed Bonds are obligations that are supported by the issuer from specific and discrete sources of taxation and tax-backed revenue bonds. Tax-backed obligations may be secured by a lien on specific pledged tax revenues, such as a gasoline or excise tax, or an income tax, or incrementally from growth in property tax revenue associated with growth in property values. These obligations also include obligations secured by special assessments levied against property owners and often benefit from issuer covenants to enforce collections of such assessments and to foreclose on delinquent properties. Lease revenue bonds typically are general fund obligations of a municipality or other governmental authority that are subject to annual appropriation or abatement; projects financed and subject to such lease payments ordinarily include real estate or equipment serving an essential public purpose.

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

Higher Education Bonds are obligations secured by revenue collected by either public or private secondary schools, colleges and universities. Such revenue can encompass all of an institution’s revenue, including tuition and fees, or in other cases, can be specifically restricted to certain auxiliary sources of revenue or revenue relating to student accommodation.

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

Investor-Owned Utility Bonds are obligations primarily issued by investor-owned utilities, and include first mortgage bond obligations of for-profit electric or water utilities providing retail, industrial and commercial service, as well as sale-leaseback obligation bonds supported by such entities.

Renewable Energy Bonds are obligations backed by revenue from renewable energy sources.

Other Public Finance Bonds include other debt issued, guaranteed or otherwise supported by U.S. national or local governmental authorities, as well as student loans, revenue bonds, and obligations of some not-for-profit organizations.

A portion of the Company’s exposure to tax-backed bonds, municipal utility bonds and transportation bonds constitutes “special revenue” bonds under the United States Bankruptcy Code (Bankruptcy Code). Special revenue bonds benefit from a lien on the special revenues, after deducting necessary operating expenses, of the project or system from which the revenues are derived.

Non-U.S. Public Finance Obligations   The Company insures and reinsures a number of different types of non-U.S. public finance obligations, which consist of both infrastructure projects and other projects essential for municipal function such as regulated utilities. All transactions carry an internal investment grade rating at the time of underwriting. The types of non-U.S. public finance securities the Company insures and reinsures include the following:

Regulated Utility Obligations are obligations issued by government-regulated providers of essential services and commodities, including electric, water and gas utilities, supported by the rates and charges paid by the utilities’ customers. The majority of the Company’s international regulated utility business is conducted in the U.K.

Infrastructure Finance Obligations are obligations issued by a variety of entities engaged in the financing of international infrastructure projects, such as roads, airports, ports, social infrastructure, student accommodations, stadiums, and other physical assets delivering essential services supported either by long-term concession arrangements or a regulatory regime. The majority of the Company’s international infrastructure business is conducted in the U.K.

Pooled Infrastructure Obligations are synthetic asset-backed obligations that take the form of CDS obligations or credit-linked notes that reference either infrastructure finance obligations or a pool of such obligations, with a defined deductible to cover credit risks associated with the referenced obligations.

Sovereign and Sub-Sovereign Obligations primarily includes obligations of local, municipal, regional or national governmental authorities or agencies outside of the U.S.

Renewable Energy Bonds are obligations secured by revenues relating to renewable energy sources, typically solar or wind farms. In addition, these transactions typically benefit from regulatory support in the form of regulated minimum prices for the electricity produced. The majority of the Company’s international renewable energy business is conducted in Spain.

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

Residential Mortgage-Backed Securities (RMBS) are obligations backed by first and second lien mortgage loans on residential properties. The credit quality of borrowers covers a broad range, including “prime,” “subprime” and “Alt-A.” A prime borrower is generally defined as one with strong risk characteristics as measured by factors such as payment history, credit score, and debt-to-income ratio. A subprime borrower is a borrower with higher risk characteristics. An Alt-A borrower is generally defined as a prime quality borrower that lacks certain ancillary characteristics, such as fully documented income. RMBS include home equity lines of credit (HELOCs), which refers to a type of residential mortgage-backed transaction backed by second-lien loan collateral. The Company has not provided insurance for RMBS in the primary market since 2008.

Life Insurance Transactions are obligations secured by the future earnings from pools of various types of insurance/reinsurance policies and income produced by invested assets.

Pooled Corporate Obligations are securities primarily backed by various types of corporate debt obligations, such as secured or unsecured bonds, bank loans or loan participations and trust preferred securities. These securities are often issued in “tranches,” with subordinated tranches providing credit support to the more senior tranches. The Company’s financial guaranty exposures generally are to the more senior tranches of these issues.

Consumer Receivables Securities are obligations backed by non-mortgage consumer receivables, such as student loans, automobile loans and leases, manufactured home loans and other consumer receivables.

Financial Products Business is the guaranteed investment contracts (GICs) portion of a line of business previously conducted by Assured Guaranty Municipal Holdings Inc. (AGMH) that the Company did not acquire when it purchased AGMH in 2009 from Dexia SA and that is being run off. That line of business consisted of AGMH’s guaranteed investment contracts business, its medium term notes business and the equity payment agreements associated with AGMH’s leveraged lease business. Although Dexia SA and certain of its affiliates (Dexia) assumed the liabilities related to such businesses when the Company purchased AGMH, AGM policies related to such businesses remained outstanding. Assured Guaranty is indemnified by Dexia SA and certain of its affiliates against loss from the former financial products business.

Until November 2008, AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of GICs insured by AGM and reinvesting the proceeds in investments that met AGMH’s investment criteria. In June 2009, in connection with the Company’s acquisition of AGMH from Dexia Holdings Inc., Dexia SA, the ultimate parent of Dexia Holdings Inc., and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM insurance policies. Some of those agreements have since terminated or expired, or been modified. As of December 31, 2021, the aggregate accreted GIC balance was approximately $0.8 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2021, the aggregate fair market value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.9 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business.

AGMH’s financial products business had also issued medium term notes insured by AGM, reinvesting the proceeds in investments that met AGMH’s investment criteria. As of December 31, 2021, only $239 million of insured medium term notes remain outstanding.

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

Exposure Limits, Underwriting Procedures, and Credit Policy

Exposure Limits

    The Company establishes exposure limits and underwriting criteria for obligors, sectors and countries, and for individual insurance transactions. Risk exposure limits for single obligors are based on the Company’s assessment of potential frequency and severity of loss as well as other factors, such as historical and stressed collateral performance. Moreover, these limits are further constrained by both regulatory limits and rating agency requirements. Sector limits are based on the Company’s view of stress losses for the sector and on its assessment of correlation. Country limits are based on the size and stability of the relevant economy, and the Company’s view of the political environment and legal system. All of the foregoing limits are established in relation to the Company’s capital base.

Underwriting Procedures

Each insurance transaction underwritten by the Company involves persons with different skills and backgrounds across various departments within the Company. The Company’s insurance underwriting teams include both underwriters and lawyers, who analyze the structure of a potential transaction and the credit and legal issues pertinent to the particular line of business or asset class, and accounting and finance personnel, who review the more complex transactions to determine the appropriate accounting treatment.

Upon completion of the underwriting analysis, the underwriter prepares a formal credit report that is submitted to a credit committee for review. An oral presentation is usually made to the committee, followed by questions from committee members and discussion among the committee members and the underwriters. In some cases, additional information may be presented at the meeting or required to be submitted prior to approval. Each credit committee decision is documented and any further requirements, such as specific terms or evidence of due diligence, are noted. The Company’s credit committees assess each insurance transaction underwritten by the Company and are composed of senior officers of the Company generally excluding those senior officers responsible for business origination. The committees are organized by asset class, such as for public finance or structured finance, and by company. For certain small transactions, the credit decision may be delegated by the credit committee to a sub-committee composed of members of the credit committee.

    Upon approval by the credit committee, the underwriter, working with the responsible attorney, is responsible for closing the transaction and issuing the policy. At policy issuance, the underwriter and the responsible attorney certify that the transaction closed meets the terms and conditions agreed to by the credit committee.

Credit Policy

    U.S. Public Finance. For U.S. public finance transactions, the Company’s underwriters generally analyze the issuer’s historical financial statements and, where warranted, develop stress case projections to test the issuer’s ability to make timely debt service payments under stressful economic conditions.

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

    In cases of not-for-profit institutions, such as healthcare issuers and private higher education issuers, the Company focuses on the financial stability of the institution, its competitive position and its management experience as well as restrictive covenants imposed on the obligor for the benefit of debt holders.

    The Company’s credit policy for U.S. infrastructure transactions is substantially similar to that of non-U.S. infrastructure transactions described below.

    Non-U.S. Public Finance Transactions. For non-U.S. transactions, the Company undertakes an analysis of the country or countries in which the risk resides, which includes political risk as well as economic and demographic characteristics. For each transaction, the Company also performs an assessment of the legal framework governing the transaction and the laws affecting the underlying assets supporting the obligations to be insured. In general, non-U.S. transactions consist of transactions with regulated utilities or infrastructure transactions.

The underwriting of regulated utilities outside of the U.S. focuses on financial strength of the utility including its size and essentiality, financial covenants made by the utility, and regulations relevant to the specific jurisdiction. The Company also assesses each transaction for material environmental and climate change risks, and incorporates its assessment into its underwriting decisions.

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

For other transactions, notably transactions secured by toll-roads, student accommodation and stadiums, revenues derived from the project must be sufficient to make debt service payments as well as cover operating expenses during the concession period.

For infrastructure transactions, underwriters generally use financial models to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company’s underwriters reflect both empirical research and information gathered from third parties, such as rating agencies or investment banks. The Company may also engage advisers such as consultants and external counsel to assist in analyzing a transaction’s financial or legal risks.

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

    U.S. Structured Finance. Structured finance obligations generally present three distinct forms of risk: asset risk, pertaining to the amount and quality of assets underlying an issue; structural risk, pertaining to the extent to which an issuer's legal structure provides protection from loss; and execution risk, which is the risk that poor performance by a servicer or collateral manager contributes to a decline in the cash flow available to the transaction. Each of these risks is addressed through the Company’s underwriting process. The underwriter is also required to assess the presence of any environmental or climate change risk and, to the extent there are notable environmental or climate change risks, work to assess the risks and present them to the credit committee.

For structured finance transactions, underwriters generally use financial models to evaluate the ability of the transaction to generate adequate cash flow to service the debt under a variety of hypothetical scenarios. The models include economically stressed scenarios that the underwriters use for their assessment of the potential credit risk inherent in a particular transaction. Stress models developed internally by the Company’s underwriters reflect both empirical research and information gathered from third parties, such as rating agencies or investment banks. Generally, the amount and quality of asset coverage required with respect to a structured finance exposure is dependent upon both the historic performance of the asset class, as well as the Company’s view of the future performance of the subject assets.

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

Non-U.S. Structured Finance: The underwriting process for Non-U.S. Structured Finance transactions is substantially similar to the procedures described above for U.S. Structured Finance transactions, with additional consideration for the risks relating to the relevant jurisdiction for each transaction.

Importance of Financial Strength Ratings

Low financial strength ratings or uncertainty over the Company’s ability to maintain its financial strength ratings for its insurance operating companies would have a negative impact on issuers’ and investors’ perceptions of the value of the Company’s insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings, preferably the highest that an agency will assign to a financial guarantor. However, the models used by rating agencies differ, presenting conflicting goals that may make it inefficient or impractical to reach the highest rating level. In addition, the models are not fully transparent, contain subjective factors and may change.

Insurance financial strength ratings reflect a rating agency’s opinion of an insurer’s ability to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. It does not refer to an insurer's ability to meet non-insurance obligations and is not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The insurance financial strength ratings assigned by the rating agencies are based upon factors that the rating agencies believe are relevant to policyholders and are not directed toward the protection of investors in AGL’s common shares. Ratings reflect only the views of the respective rating agencies assigning them and are subject to continuous review and revision or withdrawal at any time.

Following the financial crisis that began in 2008, the rating process has been challenging for the Company due to a number of factors, including:

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

•Instability of Severe Stress Case Loss Assumptions. A major component in arriving at a financial guaranty insurer’s rating has been the rating agency’s assessment of the insurer’s capital adequacy, with each rating agency employing its own proprietary model. These capital adequacy approaches include “stress case” loss assumptions for various risks or risk categories. Since the financial crisis, the rating agencies have at various times materially increased stress case loss assumptions for various risks or risk categories, in some cases later reducing such stress case losses. This approach has made predicting the amount of capital required to maintain or attain a certain rating more difficult.

•More Reliance on Qualitative Rating Criteria. Prior to the financial crisis that began in 2008, the financial strength ratings of the Company’s insurance subsidiaries were largely consistent with the rating agency’s assessment of the insurers’ capital adequacy, such that a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model. In subsequent years, however, both S&P and Moody’s have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance subsidiaries below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that Assured Guaranty has “AAA” capital adequacy under the S&P model (but subject to a downward adjustment due to a “largest obligor test”) and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (offset by other factors including the rating agency’s assessment of competitive profile, future profitability and market share).

Despite the difficult rating agency process following the financial crisis that began in 2008, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company’s insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of any of its insurance subsidiaries were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, Kroll Bond Rating Agency (KBRA) ratings were first assigned to AGM in 2014, to AGC in 2016 and to AGUK in 2018; an A.M. Best Company, Inc. rating was first assigned to AGRO in 2015; while a Moody’s rating was dropped from AG Re and AGRO in 2015, and was the subject of a rating withdrawal request by AGC (such request was declined by Moody’s).

The Company believes that so long as AGM and/or AGC continue to have financial strength ratings in the double-A category from at least one of the legacy rating agencies (S&P or Moody’s), they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if neither legacy rating agency maintained financial strength ratings of AGM and/or AGC in the double-A category, or if either legacy rating agency were to downgrade AGM and/or AGC below the single-A level, it could be difficult for the Company to originate the current volume of new financial guaranty business with comparable credit characteristics.

See Item 1A. Risk Factors, Strategic Risks captioned “A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance and reinsurance subsidiaries may adversely affect its business and prospects. ” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations, Insurance Segment “— Financial Strength Ratings”, for more information about the Company’s ratings.

Competition

Assured Guaranty is the market leader in the financial guaranty industry. The Company’s position in the market benefits from its ability to maintain strong financial strength ratings, its strong claims-paying resources, its proven willingness and ability to make claim payments to policyholders after obligors have defaulted, and its ability to achieve recoveries in respect of the claims that it has paid on insured residential mortgage-backed and other securities and to resolve its troubled municipal exposures.

    Assured Guaranty’s principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when interest rates are low, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. Over the last several years, interest rates generally have been lower than historical norms, although they have recently shown signs of rising. Average municipal interest rates in 2021 reached new lows. The 30-year AAA Municipal Market Data (MMD) rate for 2021 averaged 1.54% for 2021, even lower than the 1.71% average of 2020. Generally, when interest rates are low, the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond provides comparatively less room for issuer savings and insurance premium. However, after the onset of the COVID-19 pandemic and after a period of instability toward the end of the first quarter of 2020, credit spreads increased as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits, providing more room for issuer savings and insurance premium even in the low interest rate environment. In the U.S. public finance market, market penetration of municipal bond insurance increased to 8.2% of the par amount of new issues sold for 2021 from 7.6% in 2020.
In the U.S. public finance market, Assured Guaranty is the only financial guaranty company active before the financial crisis that began in 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. Assured Guaranty has only one direct competitor for financial guaranty, Build America Mutual Assurance Company (BAM), a mutual insurance company that commenced business in 2012 and is active only in the public finance market.

The Company estimates that, of the new U.S. public finance bonds sold with insurance in 2021, the Company insured approximately 60% of the par, while BAM insured approximately 40%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors. BAM sometimes prices its guarantees for such transactions at levels the Company does not believe produces an adequate rate of return and so does not match, but BAM's pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM’s larger capital base; AGM’s ability to insure larger transactions and issuances in more diverse U.S. bond sectors; BAM’s higher leverage ratios than those of AGM; BAM’s inability to date to generate profits and to increase its statutory capital meaningfully; and AGM’s strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from KBRA, AA from S&P and A2 from Moody’s, compared with BAM’s AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

    In the global structured finance and infrastructure markets, Assured Guaranty is the only financial guaranty insurance company currently writing new guarantees. Management considers the Company’s greater diversification to be a competitive advantage in the long run because it means the Company is not wholly dependent on conditions in any one market. In the international infrastructure finance market, the uninsured execution serving as the Company’s principal competition occurs primarily in privately funded transactions where no bonds are sold in the public markets. In the structured finance market, the majority of our business is represented by bilateral transactions with counterparties (typically insurance companies or banks) where the motivation to buy our product relates to capital savings, and/or single risk or sectoral risk management. In this sector the Company’s principal competition is from other forms of capital saving or risk syndication available to banks and insurers. In the securitization markets, uninsured execution occurs in both public and private transactions primarily where bonds are sold with sufficient credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms, to make the bonds attractive to investors without bond insurance.

    In the future, additional new entrants into the financial guaranty industry could reduce the Company’s new business prospects, including by furthering price competition or offering financial guaranty insurance on transactions with structural and security features that are more favorable to the issuers than those required by Assured Guaranty. However, the Company believes that the presence of multiple guarantors might also increase the overall visibility and acceptance of the product by a broadening group of investors, and the fact that investors are willing to commit fresh capital to the industry may promote market confidence in the product.

    In addition to monoline insurance companies, Assured Guaranty competes with other forms of credit enhancement, such as letters of credit or credit derivatives provided by banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by federal or state governments or government sponsored or affiliated agencies. Alternative credit enhancement structures, and in particular federal government credit enhancement or other programs, can interfere with the Company’s new business prospects, particularly if they provide direct governmental-level guaranties, restrict the use of third-party financial guaranties or reduce the amount of transactions that might qualify for financial guaranties.

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

Asset Management

    The Company significantly increased its participation in the asset management business with the completion, on October 1, 2019, of its acquisition of all of the outstanding equity interests in BlueMountain and its associated entities, for a purchase price of $157 million. The Company used BlueMountain to establish AssuredIM and diversify the Company into the asset management industry, with the goal of utilizing the Company’s core competency in credit while diversifying its revenues and expanding its marketing reach through a fee-based platform.

Investment Managers

The following is a description of the Company’s principal investment management subsidiaries:

•AssuredIM LLC. AssuredIM LLC is a Delaware limited liability company established in 2003 and located in New York and is an investment adviser registered with the Securities and Exchange Commission (SEC). AssuredIM LLC serves as an investment adviser to pooled investment vehicles, special purpose vehicles for CLOs, and institutional accounts that are primarily domestic and foreign limited partnerships, domestic limited liability companies, trusts and foreign companies. AssuredIM LLC generally provides investment management and supervisory services to its advisory clients on a discretionary basis. AssuredIM LLC was formerly known as BlueMountain Capital Management, LLC.

•Assured Investment Management (London) LLP. Assured Investment Management (London) LLP (AssuredIM London) is an affiliate of AssuredIM and serves as subadviser to AssuredIM, primarily with respect to issuers based in Europe, and is compensated by AssuredIM for its services. AssuredIM London was formerly known as Blue Mountain Capital Partners (London) LLP. AssuredIM London is registered with the Financial Conduct Authority (FCA) and is also registered with the SEC as a relying adviser to AssuredIM LLC.

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

Management of a Portion of Insurance Company Capital

The Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns, improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company has allocated $750 million of insurance company capital to funds managed by AssuredIM plus an additional $550 million to separately managed accounts under an Investment Management Agreement (IMA). These investments provide the Company with an opportunity to enhance its returns on a portion of its portfolio. They also have the effect of facilitating the growth of AssuredIM’s CLO business and the launch on the AssuredIM platform of new products or funds in the asset-based, municipal finance and healthcare sector. As of December 31, 2021, AGM and AGC (the U.S. Insurance Subsidiaries) are collectively authorized to invest through AG Asset Strategies LLC (AGAS) up to $750 million in funds managed by AssuredIM (AssuredIM Funds), of which $702 million has been committed, including $244 million that has yet to be funded as of December 31, 2021.

All of the AssuredIM Funds that were established since the acquisition of BlueMountain in which the Company invests are consolidated as of December 31, 2021. Consolidated AssuredIM Funds are not included in the investment portfolio on the balance sheet, but instead as assets and liabilities of consolidated investment vehicles (CIVs). In addition to managing investments in AssuredIM Funds in which the Company has invested, AssuredIM manages $574 million of AUM for the Insurance segment in separately managed accounts under an IMA, bringing total capital managed by AssuredIM on behalf of the Company to $1.4 billion.

Asset Management Strategies

CLOs

The Company’s CLO management business was established in 2005 and is the largest business by AUM in the Asset Management segment. As of December 31, 2021, CLOs consisted of $14.7 billion in AUM. The Company is among the largest global managers of CLOs, is ranked in the top 25 by Creditflux Ltd. when measured by AUM, regularly issuing CLOs in both the U.S. and Europe. The CLOs managed by the Company are securities that are backed predominantly by non-investment grade first-lien senior secured loans. The CLOs typically have reinvestment periods ranging from three to five years with a stated maturity of 12 to 13 years. The Company employs an active portfolio management strategy focused on seeking relative value and maximizing absolute return of the loan portfolio.

The Company typically earns management fees on the total adjusted par outstanding of a CLO. A portion of fees are paid senior (senior investment management fees) in the structure and a portion is paid after all notes have received current interest (subordinated investment management fees). Existing CLOs have total fees of between 25 basis points (bps) and 50 bps per annum that are paid on a quarterly basis. In the typical structure, downgrades of underlying loans and defaults of underlying loans may cause the CLO to fail one or more performance tests. If such test failure occurs, subordinated investment management fees are not paid in that quarter and are deferred until the CLO resumes passing these tests. In addition, the subordinated notes or more commonly referred to as CLO equity (CLO Equity) of the CLO do not receive distributions when such tests are failing. Funds that would have been used to pay the CLO Equity are required to be used to buy new loans or pay down the senior notes of the CLO. Over time, the CLO may come back into compliance with these performance tests by reinvesting excess spread in new loans, improvements in the underlying loans and through active trading. If and when the CLO comes back into compliance, the deferred subordinated investment management fees are paid and the CLO Equity resumes its quarterly distributions.

When a market dislocation or negative credit cycle causes the deferral of subordinated investment management fees and suspension of CLO Equity distributions, the Company may be impacted in two ways. First, the subordinated fees are deferred and not currently paid to AssuredIM, as occurred in 2020 (all such deferred subordinated fees have since been collected). Second, the investments in the CLO Equity made by an AssuredIM Fund held by the Company through AGAS will typically see a decline in market value, reducing insurance segment adjusted operating income. The fair value of the Insurance segment’s investment in AssuredIM-managed CLO funds at December 31, 2021 was $228 million.

The Company manages two funds that invest in the equity of U.S. and European CLOs as well as the first loss equity of CLO warehouses managed by AssuredIM. (A CLO warehouse is a special purpose vehicle that invests in a diverse portfolio of loans until such time as sufficient loans have been acquired and the market conditions are opportune to securitize and issue a new CLO.) The funds have the ability to, and may at times, invest in the mezzanine notes of a CLO managed by AssuredIM. The Company has committed capital to these two CLO funds through AGAS. The Company has committed $332 million to the AssuredIM CLO Funds, which invest in the equity of AssuredIM CLOs. As of December 31, 2021, $210 million had been funded to these two funds.

In addition to CLO management, the Company offers CLO investing capabilities, deploying managed capital across the entire CLO capital structure. The Company’s CLO investment management team manages funds for the Company’s Insurance segment under an IMA in a separately managed account. This account invests in CLO tranches managed by unaffiliated managers.

Opportunity Funds

Opportunity funds invest in strategies that may have higher concentrations in less liquid investments. Typically, opportunity funds have limited redemption rights and instead offer contractual cash flow distributions based on the legal agreement of each respective opportunity fund. The Company manages opportunity funds that focus on healthcare investments, asset-based investments, and certain legacy funds that are multi-strategy focused.

Healthcare Investing. AssuredIM established its private healthcare strategy in 2013. Through its healthcare opportunity funds, the Company offers to the healthcare services industry flexible capital solutions supporting mergers and acquisitions, acceleration of organic growth, consolidation, repositioning, shareholder liquidity, and restructuring opportunities. The Company focuses investments in post-acute and long-term care, behavioral and mental health, physician practice management, regional health systems, and payer and provider services (non-clinical).

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

Asset-Based Investing. The Company’s asset-based investment management business was founded in 2008. It seeks to generate returns by investing in specialty finance companies that originate and service a broad array of consumer and commercial assets, as well as by investing in discrete pools of such assets through either privately negotiated transactions or publicly issued securitizations. The team provides specialty finance companies with capital by underwriting and structuring these assets through warehouse facilities, secured asset-based debt, forward and discrete loan pool purchases, tradable securities and residuals of asset-backed securitizations. The asset classes of focus include auto loans, student loans, unsecured consumer loans, equipment loans, leases and dealer floor plan loans.

The Company manages a fund that is invested in a consumer finance company focused on auto loans and also manages an asset-based fund. The Company has committed capital to this strategy through AGAS.

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

Wind-Down Funds

The Company manages several funds that were established prior to the BlueMountain Acquisition and are currently returning capital to investors. These funds are structured as a co-mingled hedge funds and single investor funds not otherwise described above. The Company does not have any capital commitments to these funds.

Competition

    The asset management industry is a highly competitive market. AssuredIM competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. Some of AssuredIM’s asset management competitors are substantially larger and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are also pursued by AssuredIM. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to AssuredIM and/or the Company, which may create further competitive disadvantages with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments, allowing them to consider a wider variety of investments and establish broader networks of business relationships than those available to AssuredIM and/or the Company. On the other hand, the Company believes being part of a financial services company the size of the Company gives AssuredIM a number of advantages compared with many of its competitors, especially those that are smaller. For example, the Company is able to provide AssuredIM with access to capital to help initiate its strategies and to share its institutional experience in a number of asset classes. In addition, AssuredIM has built a platform that is scalable for future strategies.

Asset Management Revenues

    Fees in respect of investment advisory services are the largest components of revenues for the Asset Management segment. The Company is compensated for its investment advisory services generally through management fees charged to its advisory clients. With respect to the CLOs, the Company typically receives a management fee made up of two components, a senior investment management fee and a subordinated investment management fee, each calculated as a percentage of the net assets of the CLO. With respect to opportunity funds, the Company typically receives monthly or quarterly management fees. In certain opportunity funds the company receives management fees expressed as a percentage of the committed amount and funded amount while in other opportunity, liquid strategy and wind-down funds, fees are expressed as a percentage of their net assets values.

    In addition, the Company may receive performance-based fees (performance fees, incentive allocations, and carried interest are collectively referred to as performance fees) with respect to a performance period, typically expressed as a percentage of net profits. For certain opportunity funds, liquid strategies, and wind-down funds, performance-based fees are typically allocated to each investor on an annual basis, payable at the end of each year or performance period. For these funds, performance-based fees are typically reduced by the amount of management fees paid over a specified period and/or subject to a “high-water mark” or “loss carryforward provision”. (A “high-water mark” provision typically requires that, once a performance fee is paid based on net asset value (NAV) or other measure during a period, any subsequent performance fee be measured from that value, or high-water mark; and a “loss carryforward” provision similarly ensures that losses must be recouped before the fund manager receives any incentive compensation. With respect to certain opportunity funds, the Company receives performance-based fees if and to the extent one or more contractual thresholds, such as certain rate of return or a multiple on invested capital (each a “hurdle”), is exceeded.
    Depending on the characteristics of a fund, fees may be higher or lower. The Company reserves the right to reduce or waive some or all fees for certain investors, including investors affiliated with the Company. Further, to the extent that the Company’s wind-down and/or opportunity funds are invested in the Company’s managed/serviced CLOs, the Company may rebate any management fees and/or performance-based fees earned from the CLOs to the extent that such fees are attributable to the funds’ holdings of CLOs also managed or serviced by the Company.

Investment Portfolio

    The Company’s investment portfolio primarily consists of fixed-maturity securities supporting its Insurance segment. The Corporate division primarily includes short-term investments used to support business operations and corporate initiatives.

Investment income from the Company’s investment portfolio is one of the primary sources of cash flow supporting its operations and insurance claim payments.

The Company’s principal objectives in managing its investment portfolio are to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio; to maximize after tax book income; to manage investment risk within the context of the underlying portfolio of insurance risk; and to preserve the highest possible ratings for each Assured Guaranty subsidiaries. If the Company’s calculations with respect to its insurance subsidiaries liabilities are incorrect or other unanticipated payment obligations arise, or if the Company improperly structures its investments to meet these and other corporate liabilities, it could have unexpected losses, including losses resulting from forced liquidation of investments. The investment policies of the Company’s insurance subsidiaries are subject to insurance law requirements, and may change depending upon regulatory, economic, rating agency and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the businesses. The performance of invested assets is subject to the ability of the Company and its internal and external investment managers to select and manage appropriate investments.

Approximately 72% of the investment portfolio is externally managed by three investment managers: Goldman Sachs Asset Management, L.P., Wellington Management Company, LLP, and MacKay Shields LLC. The Company’s external investment managers have discretionary authority over the portion of the investment portfolio they manage within the limits of the investment guidelines approved by the Company’s Board of Directors. Each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. Wellington Management Company LLP owns or manages funds that own more than 5% of the Company’s common shares.

The Company internally manages a portion of its investment portfolio. Some of its internally managed investment portfolio consists of obligations the Company had insured and for which it had expected losses to be paid, and that it purchased in order to mitigate the economic effect of insured losses (loss mitigation securities) or that it obtained as part of negotiated settlements with insured counterparties or under the terms of the financial guaranties. The Company held approximately $700 million and $800 million of such securities, based on their fair value (which is reported excluding the benefit of any insurance provided by the Company), as of December 31, 2021 and December 31, 2020, respectively. The Company also has a portfolio of investment grade municipal bonds and investment grade tranches of CLOs with a fair value of $570 million and $559 million as of December 31, 2021 and December 31, 2020, respectively, that are managed by AssuredIM under an IMA.

In addition, the Company has authorized up to $750 million of Insurance segment assets to be invested in AssuredIM Funds. The fair value of the Insurance segment’s investments in AssuredIM Funds as of December 31, 2021 and December 31, 2020 was $543 million and $345 million, respectively. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Investment Portfolio “— Other Investments”.

    The portion of the Insurance segment’s assets that is invested in AssuredIM Funds is excluded from the amounts reported in investments if, under accounting principles generally accepted in the U.S. (GAAP), the Company is deemed to be the primary beneficiary of the AssuredIM Funds and/or the underlying CLOs and CLO warehouses. In instances where consolidation of these entities is required, the assets and liabilities of consolidated AssuredIM Funds and CLOs are reported in the line items captioned “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles,” resulting in a gross-up of the Company’s consolidated assets and liabilities. As of December 31, 2021, all AssuredIM Funds in which the Insurance segment invests were consolidated. As of December 31, 2020, all AssuredIM Funds but one (with a fair value of $91 million) were consolidated. See Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for information on when and how such funds and CLOs require consolidation.

The Company considers leveraging the knowledge and experience of AssuredIM to manage its assets to be a value-added opportunity. Additionally, the Company is using the investment knowledge and experience in AssuredIM to expand the categories and types of its alternative investments not managed by AssuredIM. As a result of the Company's expansion of the categories and types of its investments, as of December 31, 2021, the U.S. Insurance Subsidiaries had investments in AssuredIM Funds with a fair value of $543 million, which are reported as consolidated investment vehicles, or CIVs, in the Company's consolidated financial statements. In addition, the Company had $169 million in other non-AssuredIM alternative investments reported in the consolidated financial statements.

Risk Management

Organizational Structure

The Company’s Board of Directors (the Board or AGL’s Board) oversees the risk management process. The Board employs an enterprise-wide approach to risk management that supports the Company’s business plans within a reasonable level of risk. Risk assessment and risk management are not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for that company. The Board annually approves the Company’s business plan, factoring risk management into account. It also approves the Company’s risk appetite statement, which articulates the Company’s tolerance for risk and describes the general types of risk that the Company accepts or attempts to avoid. The involvement of the Board in setting the Company’s business strategy is a key part of its assessment of management’s risk tolerance and a determinant of what constitutes an appropriate level of risk for the Company.

While the Board has the ultimate oversight responsibility for the risk management process, various committees of the Board also have responsibility for risk assessment and risk management. The Risk Oversight Committee of the Board oversees the standards, controls, limits, underwriting guidelines and policies that the Company establishes and implements in respect of credit underwriting and risk management. It focuses on management's assessment and management of credit risks as well as other risks, including, but not limited to, market, financial, legal, and operational risks (including cybersecurity and data privacy risks), and risks relating to the Company's reputation and ethical standards. In addition, the Audit Committee of the Board is responsible for, among other matters, reviewing policies and processes related to risk assessment and risk management, including the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures. It also oversees cybersecurity and data privacy and reviews compliance with related legal and regulatory requirements. The Compensation Committee of the Board reviews compensation-related risks to the Company. The Finance Committee of the Board oversees the investment of the Company’s investment portfolio (including alternative investments) and the Company’s capital structure, liquidity, financing arrangements, rating agency matters, and any corporate development activities in support of the Company’s financial plan. The Nominating and Governance Committee of the Board oversees risk at the Company by developing appropriate corporate governance guidelines and identifying qualified individuals to become board members. The Environmental and Social Responsibility Committee oversees the Company’s risk and opportunities related to environmental issues, such as climate change, as well as aspects of human capital management, including diversity and inclusion.

The boards of directors of the Company’s insurance subsidiaries, other than AGUK and AGE, comprise executives of the Company. AGUK’s board of directors (AGUK Board) comprises six non-executive directors (four of which are independent non-executive directors) and three executive directors. AGE’s board (AGE Board) comprises three non-executive directors (one of which is an independent non-executive director) and four executive directors. The AGUK Board and the AGE Board each have overall responsibility for the system of governance, oversight of the business and affairs and establishment of the key strategic direction and key financial objectives, including risk management, of their respective companies. The AGUK Board and the AGE Board have each delegated, pursuant to written terms of reference, responsibility for risk matters to their respective Risk Oversight Committees. The AGUK Board and the AGE Board have delegated the day-to-day management of their companies to their Chief Executive Officer and Managing Director respectively, who is in each case supported by a number of management committees.

The Company has established several management committees to develop enterprise level risk management guidelines, policies and procedures for the Company’s insurance, reinsurance and asset management subsidiaries that are tailored to their respective businesses, providing multiple levels of review, analysis and control.

    The Company’s management committees responsible for risk management in its Insurance segment include:

•Portfolio Risk Management Committee—The Portfolio Risk Management Committee is responsible for enterprise risk management for the Company’s Insurance segment and focuses on measuring and managing credit, market and liquidity risk for the Company’s Insurance segment. This committee establishes company-wide credit policy for the Company’s direct and assumed insured business. It implements specific underwriting procedures and limits for the Company and allocates underwriting capacity among the Company’s subsidiaries. All transactions in new asset classes or new jurisdictions, or otherwise outside the Company’s Board-approved risk appetite statement, must be approved by this committee.

•Risk Management Committees—The U.S., AG Re and AGRO risk management committees and the European Insurance Subsidiaries Surveillance Committees conduct an in-depth review of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They review and may revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports. The European Insurance Subsidiaries Executive Risk Committees are responsible for assisting the risk oversight committees of their respective board of directors in the management of risk and oversight of their respective company’s risk management framework and processes. This includes monitoring their respective company’s compliance with risk strategy, risk appetite, risk limits, as well as overseeing and challenging their respective company’s risk management and compliance functions. While the AGUK committee is a board committee, it comprises solely members of management. In carrying out its responsibilities, each of the risk management committees considers numerous factors that could impact their insured portfolios, including macroeconomic factors, long term trends and climate change.

•U.S. Workout Committee—This committee receives reports from surveillance and workout personnel on insurance transactions at AGM or AGC that might benefit from active loss mitigation or risk reduction and approves loss mitigation or risk reduction strategies for such transactions.

•Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, the European Insurance Subsidiaries Executive Risk Committees, the AG Re Reserve Committee, and the AGRO Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant below-investment-grade (BIG) transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for the relevant subsidiaries, taking into consideration supporting information provided by surveillance personnel.

    The Company’s committees responsible for risk management in its Asset Management segment include:

•AssuredIM Investment Committees—These committees focus on application of investment evaluation criteria for the Asset Management segment’s investing activity within each investment strategy. Each Asset Management segment investment committee consists of the Chief Investment Officer and two or more senior investment professionals with deep expertise in the markets relevant to each investment.

•AssuredIM Risk Committee—This committee focuses on avoiding inappropriate risk of loss, legal or reputational damage to AssuredIM’s investors arising from the Asset Management segment’s investment and business processes. Moreover, the committee reviews risk matters that need to be addressed by the broader group rather than the regular oversight and escalation designees, which would include, but is not limited to, fund limit breaches, investment mandate compliance, allocations, trade execution, counterparty agreements, legal and regulatory compliance, and business continuity. Within such responsibilities, the committee reviews principal transactions and cross transactions among clients within the Asset Management segment. Compliance and other operational sub-committees report to this committee on the full range of compliance and other operational risk matters applicable to the Asset Management segment including policies, risks and controls, audits, personal trading activity, compliance testing results, operational diligence and regulatory filings.

•AssuredIM and AssuredIM Healthcare Partners Valuation Committees—These committees focus on oversight of the Asset Management segment’s valuation policies and procedures. The respective committees meet to review the period-end valuations prior to the release of net asset valuations to fund investors (either monthly or quarterly depending on the investor reporting cycle). The period-end package includes details of estimated versus final NAV differences, securitized products price verification, valuation model reviews, price back testing, derivative valuation verification, administrator valuation reconciliation and latent price analysis. In addition, these committees convene to review and decide on material changes to fund valuation methodology, material valuation changes on an Accounting Standards Codification (ASC) 820 Level 3 asset, pricing or valuation exceptions, valuation approach to new products, new model approval, guidelines and policies for classification of assets and changes to policies and procedures.

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

The Company has established an enterprise level risk appetite statement, approved by the Board, and risk limits, that govern the Company’s risk-taking activities, with similar documents governing the activities of each operating subsidiary. Risk management personnel monitor a variety of key risk indicators on an ongoing basis and work with the business units to take the appropriate steps to manage the Company’s established risk appetites and tolerances. Risk management also uses an internally developed capital model to project potential credit losses in the insured portfolio as well as potential ultimate losses on alternative investments, and analyze the related capital implications for the Company, and performs stress and scenario testing to both validate model results and assess the potential financial impact of emerging risks.

Quarterly risk reporting keeps management and the Board and its Risk Oversight Committee, senior management, the business units and functional areas informed about material risk-related developments. At least once each year, risk management personnel prepare an Own Risk and Solvency Assessment for the Company as a whole and each of the operating companies (Commercial Insurer Solvency Self-Assessment for AG Re and AGRO) which reports the results of capital modeling, the status of key risk indicators and any emerging risks. In addition, the Company performs in-depth reviews annually of risk topics of interest to management and the Board. To the extent potentially significant business activities or operational initiatives are considered, the Chief Risk Officer analyzes the possible impact on the Company’s risk profile and capital adequacy.

Surveillance of Insured Transactions

The Company’s surveillance personnel are responsible for monitoring and reporting on the performance of each risk in its insured portfolio, including exposures in both the financial guaranty direct and assumed businesses, and tracks aggregation of risk. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, and recommend remedial actions to management. The Company assigns internal credit ratings at closing to all transactions in the insured portfolio, and surveillance personnel recommend adjustments to those ratings to reflect changes in transaction credit quality. The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual cycles based on the Company’s view of the exposure’s quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter, although the Company may also review a rating in response to developments impacting the credit when a ratings review is not scheduled.

The review cycle and scope vary based upon transaction type and credit quality. In general, the review process includes the collection and analysis of information from various sources, including trustee and servicer reports, performance reports from Intex (a commercially available structured finance reporting system), financial statements, general industry or sector news and analyses, and rating agency reports. For public finance risks, the surveillance process includes monitoring general economic trends, developments with respect to state and municipal finances, and the financial situation of the issuers. For structured finance transactions, the surveillance process can include monitoring transaction performance data and cash flows, compliance with transaction terms and conditions, and evaluation of servicer or collateral manager performance and their financial condition. Additionally, the Company uses various quantitative tools and models to assess transaction performance and identify situations where there may have been a change in credit quality. Surveillance activities may include discussions with or site visits to issuers, servicers, collateral managers or other parties to a transaction. Surveillance may adopt augmented procedures in response to various events, as it has done in response to the COVID-19 pandemic, major hurricanes or floods, and the transition away from the London Interbank Offered Rate (LIBOR) as a reference rate.

For transactions that the Company has assumed, the ceding insurers are responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company, except that the Company provides surveillance for exposures assumed from SGI similarly to its own direct portfolio. The Company’s surveillance personnel monitor the ceding insurer’s surveillance activities on exposures ceded to the Company through a variety of means, including reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. The Company’s surveillance personnel also monitor transaction performance (for structured finance and infrastructure transactions) general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or exposures of particular concern. For certain exposures, the Company also will undertake an independent analysis and remodeling of the exposure. The Company’s surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement.

Workouts

The Company’s workout and surveillance personnel are responsible for managing workout, loss mitigation and risk reduction situations. They work to develop and implement strategies on transactions that are experiencing loss or could possibly experience loss. They develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and mitigate potential losses. The Company’s workout and surveillance personnel also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company’s litigation proceedings. They may also make open market or negotiated purchases of securities that the Company has insured, or negotiate or otherwise implement consensual terminations of insurance coverage prior to contractual maturity. The Company’s surveillance personnel work with servicers of RMBS transactions to enhance their performance.

Ceded Financial Guaranty Business

As part of its risk management strategy prior to the financial crisis that began in 2008, the Company obtained third-party financial guaranty reinsurance or retrocessions for various risk management purposes, and may do so again in the future. Over the past several years, the Company has entered into commutation agreements reassuming portions of the previously ceded financial guaranty business from certain reinsurers; as of December 31, 2021, approximately 0.2%, or $0.4 billion, of its principal financial guaranty amount outstanding was still ceded to third-party reinsurers, down from 12%, or $86.5 billion, as of December 31, 2009. In the future, the Company may enter into new commutation agreements to reassume portions of its insured financial guaranty business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

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

Cybersecurity

The Company relies on digital technology to conduct its businesses and interact with market participants and vendors. With this reliance on technology comes the associated security risks from using today’s communication technology and networks. To defend the Company’s computer systems from cyberattacks, the Company uses tools such as firewalls, anti-malware software, multifactor authentication, e-mail security services, virtual private networks, and timely applied software patches, among others. The Company has also engaged third-party consultants to conduct penetration tests to identify any potential security vulnerabilities. The Company trains personnel on how to identify potential cybersecurity risks and protect Company information and resources. This training is mandatory for all employees globally on an annual basis. Although the Company believes its defenses against cyber intrusions are sufficient, it continually monitors its computer networks for new types of threats.

Data Privacy

The Company is subject to local, state, and national laws and regulations in the U.S., U.K., EU, and other non-U.S. jurisdictions that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their privacy and security practices relating to the collection, disclosure and other processing of personal information. The Company is also subject to local, state, and national laws and regulations in the U.S., U.K., EU, and other non-U.S. jurisdictions that require notification to affected individuals and regulators of data security breaches. To address these requirements, the Company has established and implemented policies and procedures that are intended to protect the privacy and security of personal information that comes into the Company’s possession or control and comply with applicable laws and regulations. Company policies and procedures include, but are not limited to, specific technical, administrative, and physical safeguards for personal information, periodic risk assessments on privacy and security measures, monitoring and testing, an incident response plan that includes mandatory security breach reporting, an enterprise-wide data governance program, and regularly maintained records that demonstrate Company’s accountability for compliance with the core privacy principles, relating to the processing of personal information and applicable data protection laws. The Company has imposed similar requirements., as applicable, on third parties with whom we share personal information including through a rigorous vendor selection and management process. The Company engages its personnel and enhances data privacy and security awareness through training, which is mandatory for all employees globally on an annual basis.

Climate Change Risk

As a financial guarantor of municipal and structured finance transactions, the Company does not take direct insurance exposure to climate change, but does face the risk that its obligors’ ability to pay debt service will be impaired by the impact of climate related events. The Company assesses environmental risks in its financial guaranty business including by requiring that underwriting submissions include a consideration of environmental factors as part of the analysis. Vulnerability to significant or unmitigated exposure to physical risks such as the increased severity, frequency or duration of weather events or rising sea levels, or the emergence of transition risks, are considered alongside other relevant risk factors to determine if such environmental issues materially impact an obligor’s expected performance.

The Company is also exposed indirectly to climate change trends and events that might impair the performance of securities in its investment portfolio. The portfolio consists predominantly of fixed-income assets. Nevertheless, environmental issues, including regulatory changes, changes in supply or demand characteristics of fuels, and extreme weather events, may impact the value of certain securities. The Company determined in 2016 not to make any new investments in thermal coal enterprises. In fourth quarter of 2019, the Company revised its investment guidelines to incorporate material environmental factors into its investment analysis to enhance the quality of investment decisions. On an annual basis, the Company instructs its two primary external portfolio managers to conduct an environmental, social and governance (ESG) analysis of their respective portion of the Company’s investment portfolio, for which ESG data is readily available, for the Company to analyze if there are any material ESG risks in the portfolio that may adversely impact return expectations.

Regulatory Reporting. As the global community moves to address and mitigate the effects of climate change, regulators across jurisdictions have taken steps to require climate change related reporting. Several of the Company’s subsidiaries are, or are anticipated to be, subject to regulatory reporting with respect to managing and disclosing the impact of climate change related financial risks. For example, in November 2021, the NYDFS, which is the regulator for AGM, issued its “Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change”, which included an expectation that insurers have a plan for implementation by August 15, 2022. related to board governance and organizational structure for oversight of climate risks. In the U.K., the PRA, which regulates AGUK, has also begun incorporating climate-related financial risk into its supervisory approach. The Company continues to monitor and meet regulatory developments and requirements applicable to its subsidiaries. To date, the costs associated with complying with regulatory reporting obligations have not had a material impact on the Company’s business, financial condition and results of operations.

Managing Greenhouse Gas Emissions. As a financial services firm with approximately 400 employees, the direct impact of Assured Guaranty’s operations on the environment is relatively small. The Company contributes to the global effort to combat climate change by monitoring its greenhouse gas emissions (GHG). In 2019, the Company instituted a program to measure, manage and report its GHG emissions on an enterprise-wide basis and set targets for reducing such emissions. Pursuant to the Greenhouse Gas Protocol, the Company conducts internal data collection and analysis annually for its Scope 1, Scope 2 and certain key Scope 3 GHG emissions. In 2020, the most recent year for which data is available, the Company’s total GHG emissions (using location-based Scope 2) equaled approximately 2,762.1 total tonnes of CO2e. The Company’s methodology and results are reviewed by an independent third party, which conducts a limited assurance review in accordance with ISO 14064-3 International Standards.

The Company believes that the physical effects of climate change on the Company’s business operations are not likely to be material and the Company does not anticipate capital expenditures for climate related projects.

Governance. The Environmental and Social Responsibility Committee of AGL’s Board of Directors, consisting only of independent directors, provides oversight of the Company's approach to climate change risk. The Environmental and Social Responsibility Committee receives updates on the consideration of environmental risks in the Company’s insurance risk management and its investment portfolio, as well as legislative and regulatory developments of significance to the Company’s environmental initiatives and related oversight. The Company has also formed environmental risk working groups composed of senior members of the Company’s credit, underwriting, surveillance, and risk management departments, to review the impact of environmental risk on the Company including the development of objective risk measures and methodology needed to evaluate the financial impact of climate change on obligors in its insured portfolio on both aggregate and individual risk levels.

Regulation

Overview

The Company’s operations are regulated by many different regulatory authorities, including insurance, securities, derivatives and investment advisory. The insurance and financial services industries generally have been subject to heightened regulatory scrutiny and supervision since the financial crisis that began in 2008.

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

United States Regulation

Insurance and Financial Services Regulation

AGL has two operating insurance subsidiaries domiciled in the U.S., which the Company refers to collectively as the U.S. Insurance Subsidiaries.

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

Change of Control

Before a person can acquire control of a U.S.-domiciled insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled or deemed commercially domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of such insurer. Because a person acquiring 10% or more of AGL’s common shares would indirectly control the same percentage of the stock of our U.S. Insurance Subsidiaries, the insurance change of control laws of Maryland and New York would likely apply to such acquisition. Accordingly, a person acquiring 10% or more of AGL’s common shares must either file disclaimers of control of our U.S. Insurance Subsidiaries with the insurance commissioners of the States of Maryland and New York or apply to acquire control of such subsidiaries with such insurance commissioners. Prior to approving an application to acquire control of a domestic insurer, each state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the applicant's plans for the management of the board of directors and executive officers of the insurer, the applicant’s plans for the future operations of the insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving AGL that some or all of AGL’s shareholders might consider to be desirable, including, in particular, unsolicited transactions.

Other State Insurance Regulations

State insurance authorities have broad regulatory powers with respect to various aspects of the business of U.S. insurance companies, including licensing these companies to transact business, “accrediting” reinsurers, determining whether assets are “admitted” and counted in statutory surplus, prohibiting unfair trade and claims practices, establishing reserve requirements and solvency standards, regulating investments and dividends and, in certain instances, approving policy forms and related materials and approving premium rates. State insurance laws and regulations require the U.S. Insurance Subsidiaries to file financial statements with insurance departments in every U.S. state or jurisdiction where they are licensed, authorized or accredited to conduct insurance business, and their operations are subject to examination by those departments at any time. The U.S. Insurance Subsidiaries prepare statutory financial statements in accordance with Statutory Accounting Principles, or SAP, and procedures prescribed or permitted by these departments. State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years.

The NYDFS, the regulatory authority of the domiciliary jurisdiction of AGM, and the Maryland Insurance Administration (the MIA), the regulatory authority of the domiciliary jurisdiction of AGC, each conducts a periodic examination of insurance companies domiciled in New York and Maryland, respectively, usually at five-year intervals. In 2018, the NYDFS completed its most recent examination of AGM, and the MIA completed its most recent examination of AGC. The examinations for AGM and AGC were for the five-year period ending December 31, 2016. The examination reports from the NYDFS and the MIA did not note any significant regulatory issues.

Assured Guaranty has been notified that the NYDFS and the MIA will formally commence an examination, respectively, of AGM and AGC in 2022 for the five-year period ending December 31, 2021.

    State Dividend Limitations

New York.  One of the primary sources of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM may only pay dividends out of “earned surplus,” which is the portion of an insurer’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to the insurer’s shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the NYDFS in an amount that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the NYDFS) or 100% of its adjusted net investment income during that period. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources — Insurance Subsidiaries, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Maryland.  Another primary source of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland’s insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend in an amount that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. A dividend or distribution to a shareholder of AGC in excess of this limitation would constitute an “extraordinary dividend,” which must be paid out of AGC’s “earned surplus” and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of AGC's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to its shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the Maryland Insurance Commissioner (the Maryland Commissioner) of the proposed payment within five business days following declaration and at least ten days before payment. The Maryland Commissioner may declare that such dividend not be paid if it finds that AGC’s policyholders’ surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources — Insurance Subsidiaries, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Contingency Reserves

Each of AGM under the New York Insurance Law, and AGC, under Maryland insurance law and regulations, must establish a contingency reserve to protect policyholders. The New York Insurance Law and Maryland insurance laws and regulations, as applicable, determine the calculation of the contingency reserve and the period of time over which it must be established and, subsequently, can be released.

In both New York and Maryland, releases from the insurer’s contingency reserve may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations.

From time to time, the U.S. Insurance Subsidiaries have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer’s outstanding insured obligations. In 2021, the U.S. Insurance Subsidiaries each requested a release of accumulated contingency reserve which were deemed excessive in relation to the Company’s outstanding insured obligations. AGM obtained the NYDFS’s approval for a contingency reserve release of approximately $104 million and AGC obtained the MIA’s approval for a contingency reserve release of approximately $246 million, which were recorded in 2021. In 2020 AGM and MAC obtained the NYDFS’s approval for contingency reserve releases of approximately $111 million and $24 million, respectively, and AGC obtained the MIA’s approval for a contingency reserve release of approximately $1.3 million. The MAC and AGC releases in 2020 consisted of the assumed contingency reserves maintained by those companies, as reinsurers of AGM, in connection with the same insured obligations that were the subject of AGM’s $111 million release.

Applicable New York and Maryland laws and regulations require regular, quarterly contributions to contingency reserves, but such laws and regulations permit the discontinuation of such quarterly contributions to an insurer's contingency reserves when such insurer’s aggregate contingency reserves for a particular line of business (i.e., municipal or non-municipal) exceed the sum of the insurer’s outstanding principal for each specified category of obligations within the particular line of business multiplied by the specified contingency reserve factor for each such category. In accordance with such laws and regulations, and with the approval of the NYDFS and the MIA, respectively, AGM ceased making quarterly contributions to its contingency reserves for non-municipal business and AGC ceased making quarterly contributions to its contingency reserves for both municipal and non-municipal business, in each case beginning in the fourth quarter of 2014. Such cessations are expected to continue for as long as AGM and AGC satisfy the foregoing condition for their applicable line(s) of business.

Single and Aggregate Risk Limits

The New York Insurance Law and the Code of Maryland Regulations establish single risk limits for financial guaranty insurers applicable to all obligations insured by a financial guaranty insurer that are issued by a single entity and backed by a single revenue source. For example, under the limit applicable to municipal obligations, the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders’ surplus and contingency reserves. In addition, the insured unpaid principal of municipal obligations attributable to any single risk, net of qualifying reinsurance and collateral, is limited to 75% of the insurer’s policyholders’ surplus and contingency reserves.

Under the limit applicable to qualifying asset-backed securities, the lesser of:

•the insured average annual debt service for a single risk, net of qualifying reinsurance and collateral, or

•the insured unpaid principal (reduced by the extent to which the unpaid principal of the supporting assets exceeds the insured unpaid principal) divided by nine, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer’s policyholders’ surplus and contingency reserves, subject to certain conditions.

Single-risk limits are also specified for other categories of insured obligations, and generally are more restrictive than those described above for municipal and asset-backed obligations. Obligations not qualifying for an enhanced single-risk limit are generally subject to a catch-all or “other” limit under which the unpaid principal of the single risk, net of qualifying reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders’ surplus and contingency reserves. For example, “triple-X” and “future flow” securitizations, as well as unsecured corporate obligations and unsecured investor-owned utility obligations, are generally subject to this catch-all or “other” single-risk limit.

The New York Insurance Law and the Code of Maryland Regulations also establish an aggregate risk limit on the basis of the aggregate net liability insured by a financial guaranty insurer as compared with its statutory capital. “Aggregate net liability” is defined for this purpose as the outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under this limit, an insurer’s combined policyholders’ surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2021, the aggregate net liability of each of AGM and AGC utilized approximately 24% and 8% of their respective policyholders’ surplus and contingency reserves.

The New York Superintendent and the Maryland Commissioner each have broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In the Company’s experience in New York, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

Investments

The U.S. Insurance Subsidiaries are subject to laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, real estate, equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. In addition, any investment by an U.S. Insurance Subsidiary must be authorized or approved by that insurance company’s board of directors or a committee thereof that is responsible for supervising or making such investment.

Group Regulation

    In connection with AGL’s establishment of tax residence in the U.K., as discussed in greater detail under “Tax Matters” below, the NYDFS has been designated as group-wide supervisor for the Assured Guaranty group. Group-wide supervision by the NYDFS results in additional regulatory oversight over Assured Guaranty, particularly with respect to group-wide enterprise risk, and may subject Assured Guaranty to new regulatory requirements and constraints.

U.S. Credit for Reinsurance Requirements for Non-U.S. Reinsurance Subsidiaries

The Company’s Bermuda reinsurance subsidiaries – AG Re and AGRO – are affected by regulatory requirements in various U.S. states governing the ability of a ceding company domiciled in the state to receive credit on its financial statements for reinsurance provided by a reinsurer. In general, under such requirements, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company’s state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), and loss and LAE reserves ceded to the reinsurer. The great majority of states, however, also permit a credit on the statutory financial statements of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing collateral in the form of a letter of credit, trust fund or other acceptable security arrangement. Certain of those states also permit such non-licensed/non-accredited reinsurers that meet certain specified requirements to apply for “certified reinsurer” status. If granted, such status allows the certified reinsurer to post less than 100% collateral (the exact percentage depends on the certifying state's view of the reinsurer's financial strength) and the applicable ceding company will still qualify, on the basis of such reduced collateral, for full credit for reinsurance on its statutory financial statements with respect to reinsurance contracts renewed or entered into with the certified reinsurer on or after the date the reinsurer becomes certified. Certain states have eliminated the reinsurance collateral requirements for unauthorized reinsurers in certain qualifying jurisdictions that meet specified requirements, such as minimum capital and surplus amounts and minimum solvency or capital ratios, and that provide certain commitments to the ceding insurer’s domiciliary state, such as submission to such state’s jurisdiction and the filing of annual audited financial statements with the state. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited. The Company’s reinsurance subsidiaries AG Re and AGRO are not licensed, accredited or approved in any state and have established trusts to secure their reinsurance obligations. In 2017, AGRO obtained certified reinsurer status in Missouri, which allows AGRO to post 10% collateral in respect of any reinsurance assumed from a Missouri-domiciled ceding company on or after the date of AGRO’s certification (although, currently, AGRO does not assume any such reinsurance). See “International Regulation —Bermuda—Bermuda Insurance Regulation” for Bermuda regulations applicable to AG Re and AGRO.

Regulation of Swap Transactions Under Dodd-Frank

The Company’s U.S. insurance businesses are subject to direct and indirect regulation under U.S. federal law. In particular, their derivatives activities are directly and indirectly subject to a variety of regulatory requirements under the Dodd- Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Based on the size of its U.S. insurance subsidiaries’ remaining legacy derivatives portfolios, AGL does not believe any of its U.S. insurance subsidiaries are required to register with the Commodity Futures Trading Commission (CFTC) as a “major swap participant” or with the SEC as a “major securities-based swap participant.” Certain of the Company's subsidiaries may be subject to Dodd- Frank Act requirements to post margin for, or to clear on a regulated execution facility, future swap transactions or with respect to certain amendments to legacy swap transactions, if they enter into such transactions.

Regulation of U.S. Asset Management Business

AGL has three operating asset management subsidiaries domiciled in the U.S.: AssuredIM LLC, AHP and BlueMountain CLO Management, LLC (BMCLO). Each of AssuredIM LLC and BMCLO is registered as an investment adviser with the SEC and AHP is a relying adviser of AssuredIM LLC. (BMCLO’s AUM is relatively small and BMCLO is not one of the Company’s principal investment advisers.) Registered investment advisers, including their relying advisers, are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the Advisers Act). As registered investment advisers, AssuredIM LLC and BMCLO must submit periodic filings with the SEC on Forms ADV, which are publicly available. AssuredIM LLC’s SEC filings include information regarding AHP. The Advisers Act also imposes additional requirements on registered advisers, including the maintenance of a Code of Ethics addressing potential conflicts of interest, an effective compliance program, recordkeeping and reporting, disclosure, limitations on cross and principal transactions between an adviser and its advisory clients and general anti-fraud prohibitions. AssuredIM is also registered with the CFTC as a commodity pool operator and is a member of the National Futures Association (NFA), therefore subject to their respective periodic filing and other requirements.

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

Bermuda

The Bermuda Monetary Authority (the Authority) regulates the Company’s operating insurance and reinsurance subsidiaries in Bermuda. AG Re and AGRO are each an insurance company currently registered and licensed under the Insurance Act 1978 of Bermuda, amendments thereto and related regulations (collectively, the Insurance Act). AG Re is registered and licensed as a Class 3B insurer and is authorized to carry on general insurance business (as understood under the Insurance Act), subject to any conditions attached to its license and to compliance with the requirements imposed by the Insurance Act.

AGRO is registered and licensed as both a Class 3A insurer and a Class C long-term insurer, and therefore carries on both general and long-term business (as understood under the Insurance Act,) subject to any conditions attached to its license. In particular, AGRO must keep its accounts in respect of its general business and its long-term business separate in respect of any other business. AGRO is required to maintain both a general business fund and a long-term business fund (as defined in the Insurance Act.)

Bermuda Insurance Regulation

The Insurance Act, as enforced by the Authority, imposes on AG Re and AGRO a variety of requirements and restrictions, including the filing of annual statutory financial returns; the filing of annual GAAP financial statements; compliance with minimum enhanced capital requirements; compliance with the Authority’s Insurance Code of Conduct; compliance with the Authority’s Cyber Risk Management Code of Conduct; compliance with minimum solvency and liquidity standards; restrictions on the declaration and payment of dividends and distributions; preparation and publication of an annual Financial Condition Report providing details on measures governing the business operations, corporate governance framework, solvency and financial performance of the insurer and reinsurer; restrictions on changes in control of regulated insurers and reinsurers; restrictions on the reduction of statutory capital; and the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance and reinsurance companies and in certain circumstances share information with foreign regulators.

Shareholder Controllers

Pursuant to provisions in the Insurance Act, any person who becomes a holder of 10% or more, 20% or more, 33% or more or 50% or more of the Company’s common shares must notify the Authority in writing within 45 days of becoming such a holder. The Authority has the power to object to such a person if it appears to the Authority that the person is not fit and proper to be such a holder. In such a case, the Authority may require the holder to reduce their shareholding in the Company and may direct, among other things, that the voting rights attached to their common shares are not exercisable.

Minimum Solvency Margin and Enhanced Capital Requirements

Under the Insurance Act, AG Re and AGRO must each ensure that the value of its general business statutory assets exceeds the amount of its general business statutory liabilities by an amount greater than a prescribed minimum solvency margin and each company’s applicable enhanced capital requirement, which is established by reference to either its Bermuda Solvency Capital Requirement (BSCR) model or an approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by establishing capital requirements for ten categories of risk in the insurer’s business: fixed income investment risk, equity investment risk, interest rate/liquidity risk, currency risk, concentration risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk.

Restrictions on Dividends and Distributions

The Insurance Act limits the declaration and payment of dividends and other distributions by AG Re and AGRO, including by prohibiting each company from declaring or paying any dividends during any financial year if it is in breach of its prescribed minimum solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach. Dividends are paid out of each insurer's statutory surplus and, therefore, dividends cannot exceed such surplus. See “Minimum Solvency Margin and Enhanced Capital Requirements” above and “Minimum Liquidity Ratio” below.

The Companies Act 1981 of Bermuda (Companies Act) also limits the declaration and payment of dividends and other distributions by Bermuda companies such as AGL and its Bermuda subsidiaries, which, in addition to AG Re and AGRO, also include Cedar Personnel Ltd. (collectively, the Bermuda Subsidiaries). Such companies may only declare and pay a dividend or make a distribution out of contributed surplus (as understood under the Companies Act) if there are reasonable grounds for believing that the company is, and after the payment will be, able to meet and pay its liabilities as they become due and the realizable value of the company’s assets will not be less than its liabilities.

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

AGL is not currently subject to taxes computed on profits or income or computed on any capital asset, gain or appreciation. Bermuda companies pay, as applicable, annual government fees, business fees, payroll tax and other taxes and duties. See “— Tax Matters—Taxation of AGL and Subsidiaries—Bermuda.”

United Kingdom Insurance and Financial Services Regulation

Each of AGUK and Assured Guaranty Finance Overseas Ltd. (AGFOL) are subject to the U.K.’s FSMA, which covers financial services relating to deposits, insurance, investments and certain other financial products. Under FSMA, effecting or carrying out contracts of insurance by way of business in the U.K. each constitutes a “regulated activity” requiring authorization by the appropriate regulator.

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

AGUK, as an insurance company, is regulated by both the PRA and the FCA. They impose on AGUK a variety of requirements and restrictions, including minimum solvency capital requirements; change of control; reporting requirements; supervision of management; intervention and enforcement; and fees and levies. AGFOL, as an insurance intermediary, is regulated by the FCA. AGFOL’s permissions from the FCA allow it to introduce business to the U.S. Insurance Subsidiaries, so that AGFOL can arrange financial guaranties underwritten by the U.S. Insurance Subsidiaries. AGFOL is not authorized as an insurer and does not itself take risk in the transactions it arranges or places.

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

PRA Supervision and Enforcement

The PRA has extensive powers to intervene in the affairs of an authorized firm, including the power in certain circumstances to withdraw the firm’s authorization to carry on a regulated activity. The PRA carries out the prudential supervision of insurance companies like AGUK through a variety of methods, including the collection of information from statistical returns, the review of accountants’ reports and insurers’ annual reports and disclosures, visits to insurance companies and regular formal interviews. The PRA takes a risk-based approach to the supervision of insurance companies.

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

Other U.K. Regulatory Requirements

In 2010 it was agreed between AGUK’s management and its then regulator, the Financial Services Authority (now the PRA), that new business written by AGUK would be guaranteed using a co-insurance structure pursuant to which AGUK would co-insure municipal and infrastructure transactions with AGM, and structured finance transactions with AGC. AGUK's financial guaranty for each transaction covers a proportionate share (currently fixed from 2018 at 15%) of the total exposure, and AGM or AGC, as the case may be, guarantees the remaining exposure under the transaction. AGM or AGC, as the case may be, will also provide a second-to-pay guaranty to cover AGUK’s financial guaranty.

    Solvency II and Solvency Requirements

    Solvency II took effect from January 1, 2016, in the U.K. and remains in effect as part of the U.K.’s retained EU law post-Brexit. Solvency II provides rules on capital adequacy, governance and risk management and regulatory reporting and public disclosure. Under Solvency II, AGUK is subject to certain limits and requirements, including the maintenance of a minimum solvency capital requirement (which depends on the type and amount of insurance business a company writes and the other risks to which it is exposed) and the establishment of technical provisions, which include projected losses and premium earnings. Failure to maintain capital at least equal to the capital requirements under Solvency II is one of the grounds on which the wide powers of intervention conferred upon the PRA may be exercised.

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

Restrictions on Dividend Payments

U.K. company law prohibits each of AGUK and AGFOL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s capital requirements may in practice act as a restriction on dividends for AGUK.

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

U.K. withdrawal from the European Union

Through 2019, AGUK wrote business in the U.K. and various countries throughout the EU as well as certain other non-EU countries. In mid-2019, to address the impact of the withdrawal of the U.K. from the EU, AGL established AGE as a French incorporated company. AGE was authorized by the French insurance and banking supervisory authority, the ACPR, to conduct financial guarantee business from January 2, 2020, and from that date AGUK ceased the underwriting of new business within the EEA. In October 2020, in preparation for Brexit, AGUK transferred to AGE certain existing AGUK policies relating to risks in the EEA under the Part VII Transfer.

AGUK will continue to write new business in the U.K. and certain other non-EU countries.

Regulation of U.K. Asset Management Business

AssuredIM London is domiciled in the U.K. and is authorized by the FCA as an investment manager in the U.K. with certain permissions. The FSMA and rules promulgated thereunder, together with certain additional legislation (derived from both EU and U.K. sources), govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, and discretionary management services, the use and safekeeping of client funds and securities, regulatory capital, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting, and settlement procedures.

AssuredIM London acts as a subadvisor to AssuredIM LLC, is a relying adviser of AssuredIM LLC for US regulatory purposes and its information is incorporated into AssuredIM LLC’s periodic filings on Forms ADV, which are publicly available. As a result of its FCA registration and being a relying adviser of AssuredIM LLC, AssuredIM London is subject to both U.K. and U.S. requirements on registered advisers, including the maintenance of a Code of Ethics addressing potential conflicts of interest, an effective compliance program, recordkeeping and reporting, disclosure, limitations on cross and principal transactions between an adviser and its advisory clients and general anti-fraud prohibitions.

AssuredIM London is registered as a commodity trading adviser with the CFTC and is a member of the NFA, therefore subject to their respective periodic filing and other requirements. Registered commodity pool operators and commodity trading advisers are each subject to the requirements and regulations of the U.S. Commodity Exchange Act, as amended (the Commodity Exchange Act). The requirements of the Commodity Exchange Act relate to, among other things, maintaining an effective compliance program, recordkeeping and reporting, disclosure, business conduct and general anti-fraud prohibitions.

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

ACPR Supervision and Enforcement

The ACPR has extensive powers to intervene in the affairs of an insurance company, including the power in certain circumstances to withdraw the company’s authorization to carry on a regulated activity. The ACPR carries out the prudential supervision of insurance companies like AGE through a variety of methods, including the collection of information from statistical returns, the review of accountants' reports and insurers’ annual reports and disclosures, visits to insurance companies and regular formal interviews.

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

Solvency II and Solvency Requirements

Solvency II came into effect in France on January 1, 2016, and is the legal and regulatory basis for the supervision of insurance firms in France. It provides rules on capital adequacy, governance, risk management, and regulatory reporting and public disclosure. Under Solvency II, AGE is subject to certain limits and requirements, including the maintenance of a minimum solvency capital requirement (which depends on the type and amount of insurance business a company writes and the other risks to which it is exposed) and the establishment of technical provisions, which include projected losses and premium earnings. Failure to maintain capital at least equal to the capital requirements under Solvency II is one of the grounds on which the wide powers of intervention conferred upon the ACPR may be exercised.

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

Restrictions on Dividend Payments

French company law prohibits AGE from declaring a dividend to its shareholders unless it has “profits and/or reserves available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While French law imposes no statutory restrictions on an insurer's ability to declare a dividend, the ACPR’s capital requirements may, in practice, act as a restriction on dividends for AGE.

Change of Control

The French insurance code has requirements regarding acquisitions, disposals, and increases or decreases in ownership of a French-licensed insurance company.

Any transaction enabling a person (a company or individual), acting alone or in concert with other persons, to acquire, increase, dispose of or reduce its ownership in an insurance company licensed in France requires express or implied approval from the ACPR: (i) where such transaction results directly or indirectly in the proportion of shares or voting rights held by that person or those persons rising above 10%, 20%, one-third or 50% of all shares or voting rights; (ii) where the insurance or reinsurance company becomes a subsidiary of that person or those persons; and (iii) where the transaction allows this person or persons to exercise a significant influence over the management of this company.

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

Human Capital Management

The Company recognizes that its workforce, as a key driver of long-term performance, is among its most valued assets. During this critical period in the Company’s history, as it seeks to accomplish a multi-year transformation into a diversified financial services company with a dual focus on financial guaranty insurance and asset management, and as the global community continues to battle an ongoing health crisis, the contributions and well-being of its people are essential to its success.

As a result, the Company’s key human capital management objectives are to attract, retain, develop and support a diverse group of the highest quality employees, including talented and experienced business leaders who drive its corporate strategies and build long-term shareholder value. To promote these objectives, the Company’s human capital management programs are designed to reward and support employees with competitive compensation and benefit packages in each of its locations around the globe, and with professional development opportunities to cultivate talented employees and prepare them for critical roles and future leadership positions.

As of December 31, 2021, the Company employed 407 people worldwide; approximately 89% of employees are based in the U.S. and Bermuda and approximately 11% are based in the U.K. and France. Approximately 35% of the Company’s
workforce is female and 65% is male. The average tenure is 12 years. Other than in France, none of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are satisfactory.

Compensation and benefits. The compensation program is designed to attract, retain and motivate talented individuals and to recognize and reward outstanding achievement. The components of the program consist of base salary and may include incentive compensation in the form of an annual cash incentive and deferred compensation in the form of cash and/or equity (including, in the case of certain AssuredIM professionals, an entitlement to a portion of carried interest allocated to the general partners of certain AssuredIM Funds). The Company believes that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns the interests of employees and investors. The Company also offers employees benefits such as life and health (medical, dental and vision) insurance, retirement savings plans, an employee stock purchase plan, paid time off, paid family leave, an employee assistance program, commuter benefits, tuition reimbursement, reimbursement of expenses for infertility treatments and adoption, emergency backup child, elder and pet care, reimbursement of health club fees, online classes for children, and corporate matches of an employee’s charitable contributions.

Employee development opportunities; Mentoring. The Company invests in the professional development of its workforce. To support the advancement of its employees at the Company, the Company endeavors to strengthen their qualifications by providing equitable access to training, including in leadership, management and effective communication skills, mentoring opportunities as well as tuition reimbursement assistance. The Company also provides opportunities for qualified employees to work abroad in another of the Company’s offices.

The Company’s collegial and collaborative culture fosters informal mentoring and learning. In late 2021, the Company launched a formal one-on-one mentoring program to provide an additional learning resource for its employees, facilitate the onboarding of new recruits and reinforce connectedness – especially during periods of remote work and also as the Company transitions to the hybrid work schedule discussed below. The pilot program was offered to all employees across the Company’s offices. The Company engaged an outside consultant to provide workshops for both mentors and mentees.

Culture. The Company seeks to foster and maintain strong ethical standards and a reputation as a business that conducts itself professionally and with a high degree of integrity. In addition, the Company works to provide and support a respectful and inclusive environment that values the abilities of each employee, leading to enhanced engagement and improved retention. Education and awareness are critical components in promoting the Company’s cultural values across the organization. Upon onboarding and annually, all employees are required to complete training in the Company’s Global Code of Ethics as well as its policies on the prevention of sexual harassment and discrimination. The Company also provides additional targeted training and guidance to specific personnel regarding anti-fraud, and anti-bribery and anti-corruption related matters. Transparency towards stakeholders, including shareholders, policyholders, investors and employees, is another hallmark of the Company’s culture. Each quarter after the Company issues its financial results, in addition to meeting with shareholders and policyholders, the AGL Chief Executive Officer and Chief Financial Officer hold a town-hall style meeting for all employees where they provide an update on the Company’s performance and strategy, acknowledge contributions made by employees to the continued success of its business and answer questions. In 2020, at the start of the COVID-19 remote work experience, and again in late 2021 in preparation for a return to the office, the Company surveyed its employees to better understand their needs and concerns.

Diversity and inclusion initiatives. Guided by its Diversity and Inclusion policy, the Company is committed to building and sustaining at all levels of the organization a diverse workforce that is representative of its communities, in a manner consistent with its business needs, scale and resources, and creating an inclusive culture and workplace that embraces the differences within its staff and effectively utilizes the many and varied talents of its employees. The Company has taken a number of steps to demonstrate its organizational commitment to diversity and inclusion. To incentivize and hold senior management accountable, the Company included environmental and social responsibility objectives (including with respect to diversity and inclusion) in its executive compensation structure. In the spring of 2021, the Company provided bias awareness training for all of its employees on how to identify and interrupt unconscious bias and the role each employee can play to promote diversity, equity and inclusion. Based on employee feedback, the Company launched employee resource groups for African Americans, women and working parents to create community, awareness and encourage employees to engage with and support one another. The Company added a number of talent acquisition strategies to its recruiting practices in order to deliberately reach and attract a diverse and qualified applicant pool. The Company’s employee-led Diversity and Inclusion Committee has played a key role in recommending and working to implement strategies and initiatives to achieve its diversity and inclusion goals, such as the mentoring program, employee resource groups and investing in organizations that work to create a pipeline of diverse and qualified candidates.

COVID-19 Response and Hybrid Work. As the worldwide health crisis enters its third year, the Company continues to navigate through an unprecedented time. In response to the COVID-19 pandemic, the Company has prioritized safety and adaptability. At the start of the global pandemic, Assured Guaranty initiated its business continuity protocols and instructed its employees to work from home, placing an emphasis on the well-being of its employees and their families. The Company’s investments in technology and the regular testing of its business continuity plan allowed it to quickly shift to remote work. Throughout the pandemic, the Company has encouraged frequent communications and the use of virtual meeting platforms to keep its teams connected and support its employees as they work from home.

The success of remote work, both at the Company and across the broader labor market, sparked a collective re-evaluation of the nature of office work. The Company surveyed its employees for their feedback while also observing industry trends and peer practices to craft a viable and sustainable remote work policy. Currently, the Company offers employees the option to work remotely for a portion of their time– both as a convenience to employees and to remain competitive as an employer. In preparation for the return of employees to the office, the Company took a number of measures to provide for the safety and security of its personnel while at the office, and continues to monitor and implement guidance provided by local governments in the jurisdictions where it maintains offices.

Governance. The AGL Board’s Environmental and Social Responsibility Committee and Compensation Committee, pursuant to their respective charters, provide oversight of the Company’s human capital management strategies, policies and initiatives, including the attraction, development and retention of personnel, the promotion of diversity, and the fostering of an inclusive culture. The Environmental and Social Responsibility Committee is periodically updated on workforce demographics and tenure, culture and workplace safety, and initiatives of the employee-led Diversity and Inclusion Committee and the Corporate Philanthropy Committee. The Compensation Committee, which is advised by an independent compensation consultant, is responsible for the oversight of management development and evaluation of succession planning for senior management, and a review of Company’s senior management compensation benchmarked against a comparison group.

Tax Matters

United States Tax Reform

Tax reform commonly referred to as the 2017 Tax Cuts and Jobs Act (the TCJA) was passed by the U.S. Congress and was signed into law on December 22, 2017. The TCJA lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and required a one-time tax on a deemed repatriation of untaxed earnings of non-U.S. subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the TCJA also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the TCJA included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections and U.S. persons investing in such companies. For example, the TCJA includes a base erosion and anti-abuse tax (BEAT) that could make affiliate reinsurance between U.S. and non-U.S. members of the Company’s group economically unfeasible. In addition, the TCJA introduced a current tax on global intangible low-taxed income that may result in an increase in U.S. corporate income tax imposed on the Company’s U.S. group members with respect to earnings of their non-U.S. subsidiaries. As discussed in more detail below, the TCJA also revised the rules applicable to passive foreign investment companies (PFICs) and controlled foreign corporations (CFCs). Although the Company is currently unable to predict the ultimate impact of the TCJA on its business, shareholders and results of operations, it is possible that the TCJA may increase the U.S. federal income tax liability of U.S. members of the group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders. Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (RPII) are subject to change, possibly on a retroactive basis. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect. See Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation and Note 15, Income Taxes.

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

United States

AGL has conducted and intends to continue to conduct substantially all of its operations outside the U.S. and to limit the U.S. contacts of AGL and its non-U.S. subsidiaries (except AGRO, which elected to be taxed as a U.S. corporation) so that they should not be engaged in a trade or business in the U.S. A non-U.S. corporation, such as AG Re, that is deemed to be engaged in a trade or business in the U.S. would be subject to U.S. income tax at regular corporate rates, as well as the branch profits tax, on its income which is treated as effectively connected with the conduct of that trade or business, unless the corporation is entitled to relief under the permanent establishment provision of an applicable tax treaty, as discussed below. Such income tax, if imposed, would be based on effectively connected income computed in a manner generally analogous to that applied to the income of a U.S. corporation, except that a non-U.S. corporation would generally be entitled to deductions and credits only if it timely files a U.S. federal income tax return. AGL, AG Re and certain of the other non-U.S. subsidiaries have and will continue to file protective U.S. federal income tax returns on a timely basis in order to preserve the right to claim income tax deductions and credits if it is ever determined that they are subject to U.S. federal income tax. The highest marginal federal income tax rates currently are 21% for a corporation’s effectively connected income and 30% for the “branch profits” tax.

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

An insurance enterprise resident in Bermuda generally will be entitled to the benefits of the Bermuda Treaty if: (i) more than 50% of its shares are owned beneficially, directly or indirectly, by individual residents of the U.S. or Bermuda or U.S. citizens; and (ii) its income is not used in substantial part, directly or indirectly, to make disproportionate distributions to, or to meet certain liabilities of, persons who are neither residents of either the U.S. or Bermuda nor U.S. citizens.

Non-U.S. insurance companies carrying on an insurance business within the U.S. have a certain minimum amount of effectively connected net investment income determined in accordance with a formula that depends, in part, on the amount of U.S. risk insured or reinsured by such companies. If AG Re or another of the Company’s Bermuda subsidiaries is considered to be engaged in the conduct of an insurance business in the U.S. and is not entitled to the benefits of the Bermuda Treaty in general (because it fails to satisfy one of the limitations on treaty benefits discussed above), the Internal Revenue Code of 1986, as amended (the Code), could subject a significant portion of AG Re’s or another of the Company’s Bermuda subsidiary’s investment income to U.S. income tax.

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

Non-U.S. corporations not engaged in a trade or business in the U.S., and those that are engaged in a U.S. trade or business with respect to their non-effectively connected income are nonetheless subject to U.S. withholding tax on certain “fixed or determinable annual or periodic gains, profits and income” derived from sources within the U.S. (such as dividends and certain interest on investments), subject to exemption under the Code or reduction by applicable treaties. The standard non-treaty rate of U.S. withholding tax is currently 30%. The Bermuda Treaty does not reduce the U.S. withholding rate on U.S.-sourced investment income. The U.K. Treaty reduces or eliminates U.S. withholding tax on certain U.S.-sourced investment income, including dividends from U.S. companies to U.K. resident persons entitled to the benefit of the U.K. Treaty.

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

AGRO has elected to be treated as a U.S. corporation for all U.S. federal tax purposes and, as such, AGRO, together with AGL’s U.S. subsidiaries, is subject to taxation in the U.S. at regular corporate rates.

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

As a U.K. tax resident, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs (HMRC). AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The rate of corporation tax is currently 19% (which the Company expects to increase to 25% from April 1, 2023). AGL has also registered in the U.K. to report its value-added tax (VAT) liability. The current standard rate of VAT is 20%.

The dividends AGL receives from its direct subsidiaries should be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The non-U.K. resident subsidiaries intend to operate in such a manner that their profits are outside the scope of the charge under the “controlled foreign companies” regime. Accordingly, Assured Guaranty does not expect any profits of non-U.K. resident members of the group to be attributed to AGL and taxed in the U.K. under the CFC regime. In 2013, Assured Guaranty obtained clearance from HMRC confirming this on the basis of the facts and intentions as they were at the time.

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

The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of AGL’s shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase and hold their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to AGL or any of its non-U.S. subsidiaries as “United States shareholders” for purposes of the CFC rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power or value of all classes of AGL shares or the shares of any of AGL’s non-U.S. subsidiaries (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax adviser.

If a partnership holds AGL’s shares, the tax treatment of the partners will generally depend on the status of the partner and the activities of the partnership. Partners of a partnership owning AGL’s shares should consult their tax advisers.

For purposes of this discussion, the term “U.S. Person” means: (i) a citizen or resident of the U.S.; (ii) a partnership or corporation, created or organized in or under the laws of the U.S., or organized under any political subdivision thereof; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; (iv) a trust if either (x) a court within the U.S. is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes; or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

Taxation of Distributions.    Subject to the discussions below relating to the potential application of the CFC, RPII and PFIC rules, cash distributions, if any, made with respect to AGL’s shares will constitute dividends for U.S. federal income tax purposes to the extent paid out of current or accumulated earnings and profits of AGL (as computed using U.S. tax principles).

Dividends paid by AGL to corporate shareholders will not be eligible for the dividends received deduction. To the extent such distributions exceed AGL's earnings and profits, they will be treated first as a return of the shareholder’s basis in the common shares to the extent thereof, and then as gain from the sale of a capital asset.

AGL believes dividends paid by AGL on its common shares to non-corporate holders will be eligible for reduced rates of tax at the rates applicable to long-term capital gains as “qualified dividend income,” provided that AGL is not a PFIC and certain other requirements, including stock holding period requirements, are satisfied.

Classification of AGL or its Non-U.S. Subsidiaries as a CFC.    Each 10% U.S. Shareholder (as defined below) of a non-U.S. corporation that is a CFC at any time during a taxable year that owns, directly or indirectly through non-U.S. entities, shares in the non-U.S. corporation on the last day of the non-U.S. corporation’s taxable year on which it is a CFC, must include in its gross income, for U.S. federal income tax purposes, its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., constructively)) more than 50% of the total combined voting power of all classes of voting stock of such non-U.S. corporation, or more than 50% of the total value of all stock of such corporation on any day during the taxable year of such corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation in which more than 25% of the total combined voting power of all classes of stock or more than 25% of the total value of the stock is owned by 10% U.S. Shareholders, on any day during the taxable year of such corporation. A “10% U.S. Shareholder” is a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively) at least 10% of the total combined voting power or value of all classes of stock of the non-U.S. corporation. The TCJA expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in the Company’s organizational documents that cut back voting power to potentially avoid 10% U.S. Shareholder status will no longer mitigate the risk of 10% U.S. Shareholder status. AGL believes that because of the dispersion of AGL’s share ownership, no U.S. Person who owns shares of AGL directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively), 10% or more of the total voting power or value of all classes of shares of AGL or any of its non-U.S. subsidiaries. However, AGL’s shares may not be as widely dispersed as the Company believes due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S. Person who owns the Company's shares will not be characterized as a 10% U.S. Shareholder. In addition, the direct and indirect subsidiaries of Assured Guaranty US Holdings Inc. (AGUS) are characterized as CFCs and any subpart F income generated will be included in the gross income of the applicable domestic subsidiaries in the AGL group.

The RPII CFC Provisions.    The following discussion generally is applicable only if the gross RPII of AG Re or any other non-U.S. insurance subsidiary that either: (i) has not made an election under section 953(d) of the Code to be treated as a U.S. corporation for all U.S. federal tax purposes or (ii) is not a CFC owned directly or indirectly by AGUS (each a “Foreign Insurance Subsidiary” or collectively, with AG Re, the “Foreign Insurance Subsidiaries”) is 20% or more of the Foreign Insurance Subsidiary’s gross insurance income for the taxable year and the 20% Ownership Exception (as defined below) is not met. The following discussion generally would not apply for any taxable year in which the Foreign Insurance Subsidiary’s gross RPII falls below the 20% threshold or the 20% Ownership Exception is met. Although the Company cannot be certain, it believes that each Foreign Insurance Subsidiary has been, in prior years of operations, and will be, for the foreseeable future, either below the 20% threshold or in compliance with the requirements of 20% Ownership Exception for each tax year.

RPII is any “insurance income” (as defined below) attributable to policies of insurance or reinsurance with respect to which the person (directly or indirectly) insured is a “RPII shareholder” (as defined below) or a “related person” (as defined below) to such RPII shareholder. In general, and subject to certain limitations, "insurance income" is income (including premium and investment income) attributable to the issuing of any insurance or reinsurance contract which would be taxed under the portions of the Code relating to insurance companies if the income were the income of a domestic insurance company. For purposes of inclusion of the RPII of a Foreign Insurance Subsidiary in the income of RPII shareholders, unless an exception applies, the term "RPII shareholder" means any U.S. Person who owns (directly or indirectly through non-U.S. entities) any amount of AGL’s common shares. Generally, the term “related person” for this purpose means someone who controls or is controlled by the RPII shareholder or someone who is controlled by the same person or persons which control the RPII shareholder. Control is measured by either more than 50% in value or more than 50% in voting power of stock applying certain constructive ownership principles. A Foreign Insurance Subsidiary will be treated as a CFC under the RPII provisions if RPII shareholders are treated as owning (directly, indirectly through non-U.S. entities or constructively) 25% or more of the shares of AGL by vote or value.

RPII Exceptions.    The special RPII rules do not apply if: (i) at all times during the taxable year less than 20% of the voting power and less than 20% of the value of the stock of AGL (the 20% Ownership Exception) is owned (directly or indirectly through entities) by persons who are (directly or indirectly) insured under any policy of insurance or reinsurance issued by a Foreign Insurance Subsidiary or related persons to any such person; (ii) RPII, determined on a gross basis, is less than 20% of a Foreign Insurance Subsidiary’s gross insurance income for the taxable year (the 20% Gross Income Exception); (iii) a Foreign Insurance Subsidiary elects to be taxed on its RPII as if the RPII were effectively connected with the conduct of a U.S. trade or business, and to waive all treaty benefits with respect to RPII and meet certain other requirements; or (iv) a Foreign Insurance Subsidiary elects to be treated as a U.S. corporation and waive all treaty benefits and meet certain other requirements. The Foreign Insurance Subsidiaries do not intend to make either of these elections. Where none of these exceptions applies, each U.S. Person owning or treated as owning any shares in AGL (and therefore, indirectly, in a Foreign Insurance Subsidiary) on the last day of AGL’s taxable year will be required to include in its gross income for U.S. federal income tax purposes its share of the RPII for the portion of the taxable year during which a Foreign Insurance Subsidiary was a CFC under the RPII provisions, determined as if all such RPII were distributed proportionately only to such U.S. Persons at that date, but limited by each such U.S. Person’s share of a Foreign Insurance Subsidiary’s current-year earnings and profits as reduced by the U.S. Person’s share, if any, of certain prior-year deficits in earnings and profits. The Foreign Insurance Subsidiaries intend to operate in a manner that is intended to ensure that each qualifies for either the 20% Gross Income Exception or 20% Ownership Exception.

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

Apportionment of RPII to U.S. Holders.    Every RPII shareholder who owns shares on the last day of any taxable year of AGL in which a Foreign Insurance Subsidiary does not meet the 20% Ownership Exception or the 20% Gross Income Exception should expect that for such year it will be required to include in gross income its share of a Foreign Insurance Subsidiary's RPII for the portion of the taxable year during which the Foreign Insurance Subsidiary was a CFC under the RPII provisions, whether or not distributed, even though it may not have owned the shares throughout such period. A RPII shareholder who owns shares during such taxable year but not on the last day of the taxable year is not required to include in gross income any part of the Foreign Insurance Subsidiary’s RPII.

Basis Adjustments.    A RPII shareholder’s tax basis in its common shares will be increased by the amount of any RPII the shareholder includes in income. The RPII shareholder may exclude from income the amount of any distributions by AGL out of previously taxed RPII income. The RPII shareholder’s tax basis in its common shares will be reduced by the amount of such distributions that are excluded from income.

Uncertainty as to Application of RPII.    The RPII provisions are complex and have never been interpreted by the courts or the Treasury Department in final regulations; regulations interpreting the RPII provisions of the Code exist only in proposed form. Further, recently proposed regulations could, if finalized in their current form, substantially expand the definition of RPII to include insurance income of our Foreign Insurance Subsidiaries related to affiliate reinsurance transactions. These regulations would apply to taxable years beginning after the date the regulations are finalized. Although we cannot predict whether, when or in what form the proposed regulations might be finalized, the proposed regulations, if finalized in their current form, could limit our ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future and could increase the risk that gross RPII could constitute 20% or more of the gross insurance income of one or more of our Foreign Insurance Subsidiaries. in a particular taxable year, which could result in such RPII being taxable to U.S. Persons that own or are treated as owning shares of AGL. Accordingly, the meaning of the RPII provisions and the application thereof to the Foreign Insurance Subsidiaries is uncertain. In addition, the Company cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent Internal Revenue Service (IRS) examination. U.S. Persons owning or treated as owning shares of AGL should consult their tax advisors as to the effect of these uncertainties.

Information Reporting.    Under certain circumstances, U.S. Persons owning shares (directly, indirectly or constructively) in a non-U.S. corporation are required to file IRS Form 5471 with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by: (i) a person who is treated as a RPII shareholder; (ii) a 10% U.S. Shareholder of a non-U.S. corporation that is a CFC at any time during any tax year of the non-U.S. corporation and who owned the stock on the last day of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a non-U.S. corporation and as a result thereof owns 10% or more of the voting power or value of such non-U.S. corporation, whether or not such non-U.S. corporation is a CFC. For any taxable year in which AGL determines that neither the 20% Gross Income Exception nor the 20% Ownership Exception applies, AGL will provide to all U.S. Persons registered as shareholders of its shares a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties. In addition, U.S. shareholders should consult their tax advisers with respect to other information reporting requirements that may be applicable to them.

    U.S. Persons holding the Company’s shares should consider their possible obligation to file FinCEN Form 114, Foreign Bank and Financial Accounts Report, with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to the non-U.S. accounts with their U.S. federal income tax returns. Shareholders should consult their tax advisers with respect to these or any other reporting requirement which may apply with respect to their ownership of the Company’s shares.

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

Dispositions of AGL’s Shares.    Subject to the discussions below relating to the potential application of the Code section 1248 and PFIC rules, holders of shares generally should recognize capital gain or loss for U.S. federal income tax purposes on the sale, exchange or other disposition of shares in the same manner as on the sale, exchange or other disposition of any other shares held as capital assets. If the holding period for these shares exceeds one year, any gain will be subject to tax at the marginal tax rate applicable to long term capital gains.

Code section 1248 provides that if a U.S. Person sells or exchanges stock in a non-U.S. corporation and such person owned, directly, indirectly through non-U.S. entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). The Company believes that because of the dispersion of AGL’s share ownership, no U.S. shareholder of AGL should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of AGL; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of AGL’s shares. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, AGL will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Ownership Exception or 20% Gross Income Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. The Company believes, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of AGL’s shares because AGL will not be directly engaged in the insurance business. The Company cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisers regarding the effects of these rules on a disposition of common shares.

Passive Foreign Investment Companies.    In general, a non-U.S. corporation will be a PFIC during a given year if: (i) 75% or more of its gross income constitutes “passive income” (the 75% test); or (ii) 50% or more of its assets produce passive income (the 50% test) and once characterized as a PFIC will generally retain PFIC status for future taxable years with respect to its U.S. shareholders in the taxable year of the initial PFIC characterization.

If AGL were characterized as a PFIC during a given year, each U.S. Person holding AGL’s shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their shares, unless such person: (i) is a 10% U.S. Shareholder and AGL is a CFC; or (ii) made a “qualified electing fund election” or “mark-to-market” election. It is uncertain that AGL would be able to provide its shareholders with the information necessary for a U.S. Person to make a qualified electing fund election. In addition, if AGL were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the common shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the common shares during the three preceding taxable years (or shorter period during which the taxpayer held common shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the common shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the common shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. In addition, a distribution paid by AGL to U.S. shareholders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income. A U.S. Person that is a shareholder in a PFIC may also be subject to additional information reporting requirements, including the annual filing of IRS Form 8621.

For the above purposes, passive income generally includes interest, dividends, annuities and other investment income. The PFIC rules, as amended by the TCJA, provide that income derived in the active conduct of an insurance business by a qualifying insurance corporation is not treated as passive income. The PFIC provisions also contain a look-through rule under which a non-U.S. corporation shall be treated as if it “received directly its proportionate share of the income...” and as if it “held its proportionate share of the assets...” of any other corporation in which it owns at least 25% of the value of the stock. A second PFIC look-through rule would treat stock of a U.S. corporation owned by another U.S. corporation which is at least 25% owned (by value) by a non-U.S. corporation as a non-passive asset that generates non-passive income for purposes of determining whether the non-U.S. corporation is a PFIC.

The insurance income exception originally was intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The Company expects, for purposes of the PFIC rules, that each of AGL’s insurance subsidiaries is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. However, the TCJA limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets, is predominantly engaged in an insurance business and satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to runoff-related or rating-related circumstances) (the Reserve Test). Further, the U.S. Treasury Department and the IRS recently issued final and proposed regulations (the 2020 Regulations) intended to clarify the application of the PFIC provisions to a non-U.S. insurance company and provide guidance on a range of issues relating to PFICs, including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and the extension of the look-through rule to 25% or more owned partnerships. The 2020 Regulations define insurance liabilities for purposes of the Reserve Test, tighten the Reserve Test and the statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of the 10% test (including a provision that deems certain financial guaranty insurers that fail the 25 percent test to meet the rating-related circumstances test). The 2020 Regulations also propose that a non-U.S. insurance company will qualify for the insurance company exception only if a factual requirements test or an active conduct percentage test is satisfied. The factual requirements test will be met if the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities on a regular and continuous basis with respect to its core functions and virtually all of the active decision-making functions relevant to underwriting on a contract-by-contract basis (taking into account activities of officers and employees of certain related entities in certain cases). The active conduct percentage test will be satisfied if: (1) the total costs incurred by the non-U.S. insurance company with respect to its officers and employees (including officers and employees of certain related entities) for services related to core functions (other than investment activities) equal at least 50% of the total costs incurred for all such services; and (2) the non-U.S. insurer’s officers and employees oversee any part of the non-U.S. insurance company’s core functions, including investment management, that are outsourced to an unrelated party. Services provided by officers and employees of certain related entities are only taken into account in the numerator of the active conduct percentage if the non-U.S. insurance company exercises regular oversight and supervision over such services and compensation arrangements meet certain requirements. The 2020 Regulations also propose that a non-U.S. insurance company with no or a nominal number of employees that relies exclusively or almost exclusively upon independent contractors (other than certain related entities) to perform its core functions will not be treated as engaged in the active conduct of an insurance business. The Company believes that, based on the application of the PFIC look-through rules described above and the Company's plan of operations for the current and future years, AGL should not be characterized as a PFIC. However, as the Company cannot predict the likelihood of finalization of the proposed 2020 Regulations or the scope, nature, or impact of the 2020 Regulations on us, or whether the Company’s non-U.S. insurance subsidiaries will be able to satisfy the Reserve Test in future years and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC. Prospective investors should consult their tax adviser as to the effects of the PFIC rules.

Foreign tax credit.    If U.S. Persons own a majority of AGL’s common shares, only a portion of the current income inclusions, if any, under the CFC, RPII and PFIC rules and of dividends paid by AGL (including any gain from the sale of common shares that is treated as a dividend under section 1248 of the Code) will be treated as foreign source income for purposes of computing a shareholder’s U.S. foreign tax credit limitations. The Company will consider providing shareholders with information regarding the portion of such amounts constituting foreign source income to the extent such information is reasonably available. It is also likely that substantially all of the “subpart F income,” RPII and dividends that are foreign source income will constitute either “passive” or “general” income. Thus, it may not be possible for most shareholders to utilize excess foreign tax credits to reduce U.S. tax on such income.

Information Reporting and Backup Withholding on Distributions and Disposition Proceeds.    Information returns may be filed with the IRS in connection with distributions on AGL’s common shares and the proceeds from a sale or other disposition of AGL’s common shares unless the holder of AGL’s common shares establishes an exemption from the information reporting rules. A holder of common shares that does not establish such an exemption may be subject to U.S. backup withholding tax on these payments if the holder is not a corporation or non-U.S. Person or fails to provide its taxpayer identification number or otherwise comply with the backup withholding rules. The amount of any backup withholding from a payment to a U.S. Person will be allowed as a credit against the U.S. Person’s U.S. federal income tax liability and may entitle the U.S. Person to a refund, provided that the required information is furnished to the IRS.

United Kingdom

The following discussion is intended to be only a general guide to certain U.K. tax consequences of holding AGL common shares, under current law and the current practice of HMRC, either of which is subject to change at any time, possibly with retrospective effect. Except where otherwise stated, this discussion applies only to shareholders who are not (and have not recently been) resident or (in the case of individuals) domiciled for tax purposes in the U.K. who hold their AGL common shares as an investment and who are the absolute beneficial owners of their common shares. This discussion may not apply to certain shareholders, such as dealers in securities, life insurance companies, collective investment schemes, shareholders who are exempt from tax and shareholders who have (or are deemed to have) acquired their shares by virtue of an office or employment. Such shareholders may be subject to special rules.

The following statements do not purport to be a comprehensive description of all the U.K. considerations that may be relevant to any particular shareholder. Any person who is in any doubt as to their tax position should consult an appropriate professional tax adviser.

AGL’s Tax Residency. AGL is not incorporated in the U.K., but from November 6, 2013, the AGL Board has managed its affairs with the intent to maintain its status as a company that is tax resident in the U.K.

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

Description of Share Capital

The following summary of AGL’s share capital is qualified in its entirety by the provisions of Bermuda law, AGL’s memorandum of association and its Bye-Laws, copies of which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

AGL’s authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 66,010,883 common shares were issued and outstanding as of February 22, 2022. Except as described below, AGL’s common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL’s common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL’s debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See “Acquisition of Common Shares by AGL” below.

Voting Rights and Adjustments

In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote with respect to their fully paid shares at all meetings of shareholders. However, if, and so long as, the common shares (and other of AGL’s shares) of a shareholder are treated as “controlled shares” (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by AGL’s issued and outstanding shares, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5% of the voting power of all issued and outstanding shares, under a formula specified in AGL’s Bye-Laws. The formula is applied repeatedly until there is no U.S. Person whose controlled shares constitute 9.5% or more of the voting power of all issued and outstanding shares and who generally would be required to recognize income with respect to AGL under the Code if AGL were a CFC as defined in the Code and if the ownership threshold under the Code were 9.5% (as defined in AGL’s Bye-Laws as a 9.5% U.S. Shareholder). In addition, AGL’s Board may determine that shares held carry different voting rights when it deems it appropriate to do so to: (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to AGL or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. “Controlled shares” includes, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. AGL’s Bye-Laws provide that it will use its best efforts to notify shareholders of their voting interests prior to any vote to be taken by them.

AGL’s Board is authorized to require any shareholder to provide information for purposes of determining whether any holder’s voting rights are to be adjusted, which may be information on beneficial share ownership, the names of persons having beneficial ownership of the shareholder’s shares, relationships with other shareholders or any other facts AGL’s Board may deem relevant. If any holder fails to respond to this request or submits incomplete or inaccurate information, AGL’s Board may eliminate the shareholder’s voting rights. All information provided by the shareholder will be treated by AGL as confidential information and shall be used by AGL solely for the purpose of establishing whether any 9.5% U.S. Shareholder exists and applying the adjustments to voting power (except as otherwise required by applicable law or regulation).

Restrictions on Transfer of Common Shares

AGL’s Board may decline to register a transfer of any common shares under certain circumstances, including if they have reason to believe that any adverse tax, regulatory or legal consequences to the Company, any of its subsidiaries or any of its shareholders or indirect holders of shares or its affiliates may occur as a result of such transfer (other than such as AGL’s Board considers de minimis). Transfers must be by instrument unless otherwise permitted by the Companies Act.

The restrictions on transfer and voting restrictions described above may have the effect of delaying, deferring or preventing a change in control of Assured Guaranty.

Acquisition of Common Shares by AGL

Under AGL’s Bye-Laws and subject to Bermuda law, if AGL’s Board determines that any ownership of AGL’s shares may result in adverse tax, legal or regulatory consequences to the Company, any of the Company’s subsidiaries or any of AGL’s shareholders or indirect holders of shares or its affiliates (other than such as AGL’s Board considers de minimis), the Company has the option, but not the obligation, to require such shareholder to sell to AGL or to a third party to whom AGL assigns the repurchase right the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board to represent the shares’ fair market value (as defined in AGL’s Bye-Laws).

Other Provisions of AGL’s Bye-Laws

AGL’s Board and Corporate Action

AGL’s Bye-Laws provide that AGL’s Board shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board. AGL’s Board currently consists of 13 persons who are elected for annual terms.

Shareholders may only remove a director for cause (as defined in AGL’s Bye-Laws) at a general meeting, provided that the notice of any such meeting convened for the purpose of removing a director shall contain a statement of the intention to do so and shall be provided to that director at least two weeks before the meeting. Vacancies on the Board can be filled by the Board if the vacancy occurs in those events set out in AGL’s Bye-Laws as a result of death, disability, disqualification or resignation of a director, or from an increase in the size of the Board.

Generally under AGL’s Bye-Laws, the affirmative votes of a majority of the votes cast at any meeting at which a quorum is present is required to authorize a resolution put to vote at a meeting of the Board, including one relating to a merger, acquisition or business combination. Corporate action may also be taken by a unanimous written resolution of the Board without a meeting. A quorum shall be at least one-half of directors then in office present in person or represented by a duly authorized representative, provided that at least two directors are present in person.

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

Amendment

The Bye-Laws may be amended only by both a resolution adopted by the Board and by a resolution adopted by the shareholders.

Voting of Non-U.S. Subsidiary Shares

When AGL is required or entitled to vote at a general meeting (for example, an annual meeting) of any of AG Re, AGFOL or any other of its directly held non-U.S. subsidiaries, AGL’s Board is required to refer the subject matter of the vote to AGL’s shareholders and seek direction from such shareholders as to how they should vote on the resolution proposed by the non-U.S. subsidiary. AGL’s Board in its discretion shall require that substantially similar provisions are or will be contained in the Bye-Laws (or equivalent governing documents) of any direct or indirect non-U.S. subsidiaries other than AGRO and subsidiaries incorporated in the U.K.

Available Information

    The Company maintains an Internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company’s Corporate Governance Guidelines, its Global Code of Ethics, AGL's Bye-Laws and the charters for its Board committees, as well as certain of the Company's environmental and social policies and statements. In addition, the SEC maintains an Internet site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

ITEM 1A.    RISK FACTORS

You should carefully consider the following information, together with the information contained in AGL’s other filings with the SEC. The risks and uncertainties discussed below are not the only ones the Company faces. However, these are the risks that the Company’s management believes are material. The Company may face additional risks or uncertainties that are not presently known to the Company or that management currently deems immaterial, and such risks or uncertainties also may impair its business or results of operations. The risks discussed below could result in a significant or material adverse effect on the Company’s financial condition, results of operations, liquidity, or business prospects.

Summary of Risk Factors

The following summarizes some of the risks and uncertainties that may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects or share price. It is provided for convenience and should be read together with the more expansive explanations below this summary.

Risks Related to Economic, Market and Political Conditions and Natural Phenomena
•The COVID-19 pandemic, the effectiveness and acceptance of related vaccines and therapeutics, and the governmental and private actions taken in response to the pandemic.
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
•Global climate change adversely affecting the Company’s insurance portfolio and investments.
•Credit losses and interest rate changes adversely affecting the Company’s investments and AUM.
•Expansion of the categories and types of the Company’s investments exposing it to increased credit, interest rate, liquidity and other risks.

Risks Related to Estimates, Assumptions and Valuations
•Estimates of expected insurance losses to be paid (recovered) are subject to uncertainties and actual amounts may be different, causing the Company to reserve either too little or too much for future losses.
•The valuation of many of the Company’s assets and liabilities and AUM includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

Strategic Risks
•Competition in the Company’s industries.
•Acquisitions not resulting in the benefits anticipated.

•Risks related to the asset management business.
•Alternative investments not resulting in the benefits anticipated.
•A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance and reinsurance subsidiaries.

Operational Risks
•Fluctuations in foreign exchange rates.
•The transition from LIBOR as a reference rate.
•Less predictable, political, credit or legal risks associated with the some of the Company’s non-U.S. operations.
•The loss of the Company’s key executives or its inability to retain other key personnel.
•A cyberattack, security breach or failure in the Company’s or a vendor's information technology system, or a data privacy breach of the Company’s or a vendor’s information technology system.
•Errors in, overreliance on, or misuse of, models.
•Significant claim payments may reduce the Company’s liquidity.
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
•The Company’s holding companies' ability to meet their obligations may be constrained.
•The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

Risks Related to Taxation
•Changes in U.S. tax laws could reduce the demand or profitability of financial guaranty insurance, or negatively impact the Company’s investments.
•Certain of the Company’s non-U.S. subsidiaries may be subject to U.S. tax.
•AGL, AG Re and AGRO may become subject to taxes in Bermuda after March 2035.
•In certain circumstances, U.S. Persons holding AGL’s shares may be subject to taxation under the U.S. controlled foreign corporation rules (CFC Rules), additional U.S. income taxation on their proportionate share of the Company's RPII or unrelated business taxable income rules, and may be subject to adverse tax consequences if AGL is considered to be a PFIC for U.S. federal income tax purposes.
•Changes in U.S. federal income tax law adversely affecting an investment in AGL’s common shares.
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
•An adverse adjustment under U.K. transfer pricing legislation could adversely impact Assured Guaranty’s tax liability.
•An adverse adjustment under U.K. legislation governing the taxation of U.K. tax resident holding companies on the profits of their non-U.K. subsidiaries adversely affecting Assured Guaranty's tax liability.
•Assured Guaranty’s financial results may be affected by measures taken in response to the Organization for Economic Co-operation and Development (OECD) Base Erosion and Profit Shifting (BEPS) project.

Risks Related to GAAP, Applicable Law and Litigation
•Changes in the fair value of the Company’s insured credit derivatives portfolio, its committed capital securities (CCS), its financial guaranty variable interest entities (FG VIEs), its consolidated investment vehicles (CIVs), and/or the Company’s decision to consolidate or deconsolidate one or more FG VIEs and/or CIVs during a financial reporting period, subjecting its financial condition and results of operations to volatility.
•Changes in industry and other accounting practices.
•Changes in or inability to comply with applicable law and regulations.
•Legislation, regulation or litigation arising out of the struggles of distressed obligors, including struggles related to COVID-19.

•Certain insurance regulatory requirements and restrictions constraining AGL’s ability to pay dividends and fund share repurchases and other activities.
•Applicable insurance laws may make it difficult to effect a change of control of AGL.
Risks Related to AGL’s Common Shares
•Volatility in the market price of AGL’s common shares.
•Provisions in the Code and AGL’s Bye-Laws reducing or increasing the voting rights of its common shares.
•Provisions in AGL’s Bye-Laws potentially restricting the ability to transfer common share or requiring shareholders to sell their common shares.

Risks Related to Economic, Market and Political Conditions and Natural Phenomena

The development, course and duration of the COVID-19 pandemic, the effectiveness and acceptance of the related vaccines and therapeutics, and the governmental and private actions taken in response to the pandemic may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price.

In addition to its human toll, the COVID-19 pandemic and the governmental and private actions taken in response have caused economic and financial disruption on a global scale and may continue to do so. While vaccines and therapeutics have been developed and are being approved and deployed by governments, the course and duration of the pandemic, the effectiveness and acceptance of the related vaccines and therapeutics, and future governmental and private responses to the pandemic, remain unknown. While there has been approximately two years of experience with the pandemic, not all of the direct and indirect consequences of COVID-19 are known yet and may not emerge for some time. The Company has, however, been working since the onset of the pandemic to identify and mitigate risks it faces from COVID-19, and believes the most material of these risks include the following, all of which are discussed in more detail below:
•Impact on its insurance business, including potential:
◦Increased insurance claims and loss reserves;
◦Increased correlation of risks;
◦Difficulty in meeting applicable capital requirements as well as other regulatory requirements;
◦Reduction in one or more of the financial strength and enhancement ratings of the Company’s insurance subsidiaries;
•Impact on the Company’s asset management business, including potential:
◦Difficulty in attracting third-party funds to manage;
◦Reduction and/or deferral of asset management fees (including performance fees) as occurred with respect to the deferral of CLO management fees in 2020 (although such deferred performance fees have since been received);
◦Impairment of goodwill and other intangible assets associated with the acquisition of BlueMountain;
•Impact of legislative or regulatory responses to the pandemic;
•Losses in the Company’s investments; and
•Operational disruptions and security risks from remote working arrangements.

The Company believes that state, territorial and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims from the impact of the COVID-19 pandemic and the governmental and private actions taken in response. In addition to obligations already internally rated in the low investment grade or BIG categories, the Company believes that its sectors most at risk include: (i) Mass Transit - Domestic; (ii) Toll Roads and Transportation - International; (iii) Hotel / Motel Occupancy Tax; (iv) Stadiums; (v) UK University Housing - International; (vi) Privatized Student Housing: Domestic; and (vii) Commercial Receivables.

The Company continues to provide the services and communications it did prior to the COVID-19 pandemic, and to close new insurance transactions and make insurance claim payments and, in its asset management business, make trades, establish new funds and attract third-party funds to manage. However, the Company’s operations could be disrupted if key members of its senior management or a significant percentage of its workforce or the workforce of its vendors were unable to continue work because of illness, government directives, or otherwise.

The COVID-19 pandemic and governmental and private actions taken in response may also exacerbate many of the risks applicable to the Company in ways or to an extent not yet identified by the Company.

Developments in the U.S. and global financial markets and economy generally, including those related to the COVID-19 pandemic, may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price.

    In recent years, the global financial markets and economy generally have been impacted by the COVID-19 pandemic, political events such as trade confrontations between the U.S. and traditional allies and between the U.S. and China as well as the withdrawal of the U.K. from the EU (commonly known as ‘Brexit’). The global economic and political systems also have been impacted by events in the Middle East and Eastern Europe (including events in the Ukraine), as well as Africa and Southeast Asia, and could be impacted by other events in the future, including natural and man-made events and disasters.

    These and other risks could materially and negatively affect the Company’s ability to access the capital markets, the cost of the Company’s debt, the demand for its credit enhancement and asset management products, the amount of losses incurred on transactions it guarantees, the value and performance of its investments (including those that are accounted for as CIVs), the value of its AUM and amount of its related asset management fees (including performance fees), the capital and liquidity position and financial strength and enhancement ratings of its insurance subsidiaries, and the price of its common shares.

Some of the state and local governments and entities that issue obligations the Company insures are experiencing significant budget deficits and pension funding and revenue shortfalls (in some cases caused or exacerbated by the COVID-19 pandemic) that could result in increased credit losses or impairments and increased rating agency capital charges on those insured obligations.

    Some of the state, territorial, and local governments that issue the obligations the Company insures are experiencing significant budget deficits and pension funding and revenue collection shortfalls (in some cases caused or exacerbated by the COVID-19 pandemic). Certain territorial or local governments, including ones that have issued obligations insured by the Company, have sought protection from creditors under Chapter 9 of the U.S. Bankruptcy Code, or, in the case of Puerto Rico, the similar provisions of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), as a means of restructuring their outstanding debt. In some instances where local governments were seeking to restructure their outstanding debt, pension and other obligations owed to workers were treated more favorably than senior bond debt owed to the capital markets. If the issuers of the obligations in the Company’s public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its insured public finance obligations.

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

The Company may be subjected to significant risks from large individual or correlated insurance exposures, including as a result of the COVID-19 pandemic.

The Company is exposed to the risk that issuers of obligations that it insures or other counterparties may default in their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure or other reasons, and the amount of insurance exposure the Company has to some the risks is quite large. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single risks in its various lines of insurance business and establishing underwriting criteria to manage risk aggregations. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies. The Company’s ultimate exposure to a single risk may exceed its underwriting guidelines (caused by, for example, acquisitions, reassumptions, or amortization of the portfolio faster than the single risk).

The Company is exposed to correlation risk across the various assets the Company insures and in which it invests. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs for idiosyncratic reasons or as a result of issues in a single asset class (so impacting only transactions in that sector). During a broad economic downturn or in the face of a significant natural or man-made event or disaster (such as the COVID-19 pandemic), a wider range of the Company’s insurance and investments could be exposed to stress at the same time. This stress may manifest itself in any or all of the following: ratings downgrades of insured risks, which may require more capital in the Company’s insurance subsidiaries; a reduction in the value of the Company’s investments and /or AUM; and actual defaults and losses in its insurance portfolio and / or investments.

Losses on obligations of the Commonwealth of Puerto Rico and its related authorities and public corporations insured by the Company significantly in excess of those currently expected by the Company or recoveries significantly below those currently expected by the Company, whether as a result of the COVID-19 pandemic or otherwise, could have a negative effect on the Company’s financial condition, results of operations, capital, business prospects and share price.

    The Company has an aggregate $3.6 billion net par exposure as of December 31, 2021 to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations, and losses on such insured exposures significantly in excess of those currently expected by the Company could have a negative effect on the Company’s financial condition, results of operations, capital, business prospects and share price. Most of the Puerto Rican entities with obligations insured by the Company have defaulted on their debt service payments, and the Company has paid claims on them. The total net expected loss the Company calculates related to such exposures is net of a significant credit for estimated recoveries on claims already paid, and recoveries significantly below those expected by the Company, whether as a result of the COVID-19 pandemic or otherwise, could also have a negative effect on the Company’s financial condition, results of operations, capital, liquidity, business prospects and share prices. Additional information about the Company’s exposure to Puerto Rico and legal actions related to that exposure may be found in Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, Exposure to Puerto Rico.

Changes in attitudes toward debt repayment could negatively impact the Company’s insurance portfolio.

The likelihood of debt repayment is impacted by both the ability and the willingness of the obligor to repay their debt. Debtors generally understand that debt repayment is not only a legal obligation but is also appropriate, and that a failure to repay their debt will impede their access to debt in the future. To the extent societal attitudes toward the repayment of debt by struggling obligors softens and such obligors believe there to be less of a penalty for nonpayment, some struggling debtors may be more likely to default and, if they default, less likely to agree to repayment plans they view as burdensome. If the issuers of the obligations in the Company’s public finance insurance portfolio become unwilling to raise taxes, decrease spending or receive federal assistance in order to repay their debt, the Company may experience increased levels of losses on its public finance obligations, which could adversely affect its financial condition, results of operations, capital, liquidity, business prospects and share price.

Persistently low interest rate levels and credit spreads could adversely affect demand for financial guaranty insurance.

Demand for financial guaranty insurance generally fluctuates with changes in market credit spreads. Credit spreads, which are based on the difference between interest rates on high-quality or “risk free” securities versus those on lower-rated securities, fluctuate due to a number of factors, and are sensitive to the absolute level of interest rates, current credit experience and investors’ risk appetite. When interest rates are low, or when the market is relatively less risk averse, the credit spread between high-quality or insured obligations versus lower-rated obligations typically narrows. As a result, financial guaranty insurance typically provides lower interest cost savings to issuers than it would during periods of relatively wider credit spreads. Issuers are less likely to use financial guaranties on their new issues when credit spreads are narrow, so (absent other factors) this results in decreased demand or premiums obtainable for financial guaranty insurance.

Global climate change may adversely impact the Company’s insurance portfolio and investments.

    Global climate change and climate change regulation may impact asset prices and general economic conditions and may disproportionately impact particular sectors, industries, or locations. Due to the significant variability and uncertainty of forecasted data relating to the impact of climate change, the Company cannot predict the long-term consequences to the Company resulting from the physical, transition, legal, regulatory and reputational risks associated with climate change. The Company considers environmental risk in its insurance underwriting and surveillance process and its investment process and manages its insurance and investment risks by maintaining a well-diversified portfolio of insurance and investments both geographically and by sector, and monitors these measures on an ongoing basis. While the Company can adjust its investment exposure to sectors and/or geographical areas that face severe risks due to climate change or climate change regulation, the Company has less flexibility in adjusting the existing exposure in its insurance portfolio because some of the financial guaranties issued by the Company’s insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such insurance.
Credit losses and changes in interest rates could adversely affect the Company’s investments and AUM.

    The Company’s results of operations are affected by the performance of its investments, which primarily consist of fixed-income securities and short-term investments. As of December 31, 2021, fixed-maturity securities and short-term investments held by the Company had a fair value of approximately $9.4 billion. Credit losses on the Company’s investments adversely affect the Company’s financial condition and results of operations by reducing net income and shareholders’ equity. The impact of changes in interest rates may also adversely affect both the Company’s financial condition and results of operations. For example, if interest rates decline, funds reinvested will have a lower yield than expected, reducing the Company’s future investment income compared to the amount it would earn if interest rates had not declined. However, the value of the Company’s fixed-rate investments would generally increase, resulting in an unrealized gain on investments and improving the Company’s financial condition. Conversely, if interest rates increase, the Company’s results of operations would improve as a result of higher future reinvestment income, but its financial condition would be adversely affected, since value of the fixed-rate investments generally would be reduced.

    Credit losses and changes in interest rates could also have an adverse impact on the amount of the Company’s AUM, which could impact results of operations. For example, if there are credit losses in the portfolios managed by AssuredIM or, to a lesser extent, if interest rates increase, AUM will decrease, reducing the amount of management fees earned by the Company.

    Interest rates are highly sensitive to many factors, including monetary policies, domestic and international economic and political conditions and other factors beyond the Company’s control. The Company does not engage in active management, or hedging, of interest rate risk in its investment portfolio, and may not be able to mitigate interest rate sensitivity effectively.

Expansion of the categories and types of the Company’s investments (including those accounted for as CIVs) may expose it to increased credit, interest rate, liquidity and other risks.

    The Company is using AssuredIM’s investment knowledge and experience to expand the categories and types of its investments (including those accounted for as CIVs) by both: (a) allocating $750 million of capital in AssuredIM Funds plus $550 million in other accounts managed by AssuredIM; and (b) expanding the categories and types of its alternative investments not managed by AssuredIM. This expansion of categories and types of investments may increase the credit, interest rate and liquidity risk in the Company’s investments (including those accounted for as CIVs). In addition, the fair value of some of these assets may be more volatile than other investments made by the Company. As a result of the Company’s expansion of the categories and types of its investments, as of December 31, 2021, the U.S. Insurance Subsidiaries had investments in AssuredIM Funds with a fair value of $543 million, which are reported as consolidated investment vehicles, or CIVs, in the Company’s consolidated financial statements. In addition, the Company had $169 million of other non-AssuredIM alternative investments reported in the consolidated financial statements. This expansion also has resulted in the Company investing a portion of its portfolio in assets that are less liquid than some of its other investments, and so may increase the risks described below under “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited”. Expanding the categories and types of Company investments (including those accounted for as CIVs) may also expose the Company to other types of risks, including reputational risks.

Risks Related to Estimates, Assumptions and Valuations

Estimates of expected insurance losses to be paid (recovered) are subject to uncertainties and actual amounts may be different, causing the Company to reserve either too little or too much for future losses.

    The financial guaranties issued by the Company’s insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company’s estimate of ultimate losses to be paid (recovered) on a policy is subject to significant uncertainty over the life of the insured transaction. If the Company’s actual losses exceed its current estimate, the Company’s financial condition, results of operations, capital, liquidity, business prospects, financial strength ratings and ability to raise additional capital may all be adversely affected.

The Company does not use traditional actuarial approaches to determine its estimates of expected losses to be paid (recovered). The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, probability weightings, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, future interest rates, the perceived strength of legal protections, governmental actions, negotiations, delinquency and prepayment rates (with respect to RMBS), timing of cash flows, and other factors that affect credit performance. Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company’s current estimates of losses to be paid (recovered) may be subject to considerable volatility and may not reflect the Company’s future ultimate claims paid.

    The Company’s expected loss models take into account current and expected future trends, which contemplate the impact of current and possible developments in the performance of the exposure. These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information. Because such information changes over time, sometimes materially, the Company’s projection of losses may also change materially. Much of the recent development in the Company’s loss projections relate to the Company’s insured Puerto Rico exposures.

The valuation of many of the Company’s assets and liabilities and AUM includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

The Company carries a significant portion of its assets and liabilities and reports a significant portion of its AUM at fair value. The approaches used by the Company to calculate the fair value of those assets and liabilities it carries at fair value are described under Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Fair Value Measurement. The determination of fair values is made at a specific point in time, based on available market information and judgments about the assets and liabilities being valued, including estimates of timing and amounts of cash flows and the credit rating of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on estimated fair value amounts.

During periods of market disruption, including periods of rapidly changing credit spreads or illiquidity, it may be difficult to value certain of the Company’s assets and liabilities and AUM, particularly if trading becomes less frequent or market data becomes less observable. An increase in the amount of the Company’s alternative investments in its investment portfolio and/or CIVs may increase the amount of the Company’s assets subject to this risk. During such periods, more assets and liabilities may fall to the Level 3 valuation level, which describes model derived valuations in which one or more significant inputs or significant value drivers are unobservable, thereby resulting in values that may not be indicative of net realizable value or reflective of future fair values. Rapidly changing credit and equity market conditions could materially impact the valuation of assets and liabilities as reported within the financial statements, and period-to-period changes in value could vary significantly. Developments related to the COVID-19 pandemic led to such market disruption for the first quarter 2020, and developments related to the COVID-19 pandemic or other matters may again cause market disruptions, including market disruptions that are greater than the one experienced in first quarter 2020.

Strategic Risks

Competition in the Company’s industries may adversely affect its results of operations, business prospects and share price.

    As described in greater detail under Item 1, Business, Insurance Segment “— Competition,” the Company can face competition in its insurance business, either in the form of current or new providers of credit enhancement or in terms of alternative structures, including uninsured offerings, or pricing competition. Increased competition could have an adverse effect on the Company’s insurance business.

    The Company’s Asset Management segment operates in highly competitive markets. The Company competes with many other firms in every aspect of the asset management industry, including raising funds, seeking investments, and hiring and retaining professionals. The Company’s ability to increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors. In addition, if the Company’s successful competitors charge lower fees for substantially similar products, the Company may face pressure to lower fees to attract and retain asset management clients, which may reduce the Company’s revenues and /or income.

    Some of the Company’s asset management competitors are substantially larger and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are also pursued by the Company. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to the Company, which may create further competitive disadvantages with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments, allowing them to consider a wider variety of investments and establish broader networks of business relationships than those available to AssuredIM and/or the Company.

Acquisitions may not result in the benefits anticipated.

    From time to time the Company evaluates acquisition opportunities and conducts diligence activities with respect to transactions with other financial services companies including asset managers, asset management contracts, legacy financial guaranty companies and financial guaranty portfolios, and other financial services companies, and has executed a number of such transactions in the past. From time to time the Company also evaluates expanding its business by hiring teams of professionals engaged in activities it wishes to pursue, and conducts due diligence with respect to such individuals and their current positions. Such acquisitions of entities, portfolios or teams may involve some or all of the various risks commonly associated with such acquisitions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities associated with a target entity, portfolio or team; (b) difficulty in estimating the value of a target entity, portfolio or team; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of a target entity or portfolio; (e) difficulty and expense of integrating the operations, systems and personnel of a target entity; (f) difficulty integrating the culture of a target entity or team; (g) failure to identify legal risks associated with the acquisition of an entity, portfolio or team, and (h) in the case of an acquisitions of a bond insurance entity or portfolio, concentration of insurance exposures, including insurance exposures which may exceed single risk limits, due to the addition of the target insurance portfolio. Such acquisitions of entities, portfolios or teams may also have unintended consequences on ratings assigned by the rating agencies to the Company or its insurance subsidiaries or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any past or future acquisitions of financial services entities, portfolios or teams not to result in the benefits to the Company that the Company anticipated when the acquisition was agreed. Past or future acquisitions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the acquisition.

Asset Management may present risks that may adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

    The expansion of the Company’s asset management business segment and the establishment of AssuredIM has exposed the Company’s financial condition, results of operations, business prospects and share price to some of the risks faced by asset managers generally and the risk of AssuredIM’s investment business more specifically. Asset management services are primarily a fee-based business, and the Company’s asset management and performance fees are based on the amount of its AUM as well as the performance of those assets. Volatility or declines in the markets in which the Company invests as an asset manager, or poor performance of its investments, may negatively affect its AUM and its asset management and performance fees, and may deter future investment by third parties in the Company’s asset management products. The Company’s asset management business is also subject to legal, regulatory, compliance, accounting, valuation and political risks that differ from those involved in the Company’s insurance business. In addition, the asset management business is an intensely competitive business, creating new competitive risks.

The Company had a carrying value as of December 31, 2021, of $168 million for goodwill and other intangible assets established in connection with the acquisition of BlueMountain (now known as AssuredIM LLC). External factors, such as the impact of COVID-19 pandemic on global financial markets, general macroeconomic factors, and industry conditions, as well as the financial performance of AssuredIM relative to the Company’s expectations at the time of acquisition, could impact the Company’s assessment of the goodwill and other intangible assets carrying value. The Company’s goodwill impairment assessment also is sensitive to the Company’s assumptions of discount rates, market multiples, projections of AUM growth, and other factors, which may vary. A change in the Company’s assessment may, in the future, result in an impairment, which could adversely affect the Company’s financial condition, results of operations and share price.

Alternative investments may not result in the benefits anticipated.

    The Company and its CIVs may invest in alternative investments, and may over time increase the proportion of the Company’s assets invested in alternative investments. Alternative investments may be riskier than other investments the Company makes, and may not result in the benefits anticipated at the time of the investment. In addition, although the Company uses what it believes to be excess capital to make alternative investments, whether directly or through CIVs, measures of required capital can fluctuate and such assets may not be given much, or any, value under the various rating agency, regulatory and internal capital models to which the Company is or may be subject. Also, alternative investments may be less liquid than most of the Company’s other investments and so may be difficult to convert to cash or investments that do receive more favorable treatment under the capital models to which the Company is subject. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance and reinsurance subsidiaries may adversely affect its business prospects.

    The financial strength and financial enhancement ratings assigned by S&P, Moody’s, KBRA and A.M. Best Company, Inc. to each of the Company’s insurance and reinsurance subsidiaries represent such rating agencies’ opinions of the insurer’s financial strength and ability to meet ongoing obligations to policyholders and cedants in accordance with the terms of the financial guaranties it has issued or the reinsurance agreements it has executed. Issuers, investors, underwriters, ceding companies and others consider the Company’s financial strength or financial enhancement ratings an important factor when deciding whether or not to utilize a financial guaranty or purchase reinsurance from one of the Company’s insurance or reinsurance subsidiaries. A downgrade by a rating agency of the financial strength or financial enhancement ratings of one or more of the Company’s insurance subsidiaries could impair the Company’s financial condition, results of operation, capital, liquidity, business prospects and/or share price. The ratings assigned by the rating agencies to the Company’s insurance subsidiaries are subject to review and may be lowered by a rating agency at any time and without notice to the Company.

    The rating agencies have changed their methodologies and criteria from time to time. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness of large risks in the Company’s insurance portfolio, or a change in a rating agency’s capital model or rating methodology, a rating agency may require the Company to increase the amount of capital it holds to maintain its financial strength and financial enhancement ratings under the rating agencies’ capital adequacy models, or a rating agency may identify an issue that additional capital would not address. The amount of any capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all, especially if it were known that additional capital was necessary to preserve the Company’s financial strength or financial enhancement ratings. The failure to raise any additional required capital, or successfully address another issue or issues raised by a rating agency, could result in a downgrade of the ratings of the Company’s insurance subsidiaries and thus have an adverse impact on its business, results of operations and financial condition.

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

The insurance subsidiaries’ financial strength and financial enhancement ratings are an important competitive factor in the financial guaranty insurance and reinsurance markets. If the financial strength or financial enhancement ratings of one or more of the Company’s insurance subsidiaries were reduced below current levels, the Company expects the number of transactions that would benefit from the Company’s insurance would be reduced; consequently, a downgrade by rating agencies could harm the Company’s new insurance business production.

In addition, a downgrade may have a negative impact on the Company’s insurance subsidiaries in respect of transactions that they have insured or reinsurance that they have assumed. For example, beneficiaries of financial guaranties issued by the Company’s insurance subsidiaries may have the right to cancel the credit protection provided by them, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re, AGC or AGRO could result in certain ceding companies recapturing business that they had ceded to these reinsurers.

Operational Risks

Fluctuations in foreign exchange rates may adversely affect the Company’s financial position and results of operations.

    The Company’s reporting currency is the U.S. dollar. The functional currencies of the Company’s primary insurance and reinsurance subsidiaries are the U.S. dollar. The Company’s subsidiaries maintain both assets and liabilities in currencies different from their functional currency, which exposes the Company to changes in currency exchange rates. In addition, assets of non-U.S. subsidiaries are primarily invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

    The principal currencies creating foreign exchange risk are the pound sterling and the euro. The Company cannot accurately predict the nature or extent of future exchange rate variability between these currencies or relative to the U.S. dollar. Foreign exchange rates are sensitive to factors beyond the Company’s control.

    The Company does not engage in active management, or hedging, of its foreign exchange rate risk. Therefore, fluctuation in exchange rates between the U.S. dollar and the pound sterling or the euro could adversely impact the Company’s financial position, results of operations and cash flows. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, Sensitivity to Foreign Exchange Rate Risk.

The Company may be adversely impacted by the transition from LIBOR as a reference rate.

ICE Benchmark Administration (IBA) and FCA first announced in 2017 that the publication of LIBOR would cease at the end of 2021. Many legal documents entered into prior to that time did not include robust fallback language contemplating the permanent suspension of the publication of LIBOR. On March 5, 2021, IBA and FCA confirmed a representative panel of banks will continue setting 1, 3, 6 and 12-month U.S. Dollar LIBOR through June 2023, rather than December 31, 2021 as originally announced. The Company believes that the continued publication of U.S. Dollar LIBOR on the current basis after June 2023 is unlikely. The publication of all sterling LIBOR rates ceased on December 31, 2021, as originally announced.

The Company has exposure to LIBOR in the following areas:

i.The Company projects that in June 2023 it will have approximately $3.1 billion of insured net par outstanding to obligors that the Company is aware have assets, liabilities or hedges that reference U.S. Dollar LIBOR. Of the $3.1 billion of insured net par, approximately $1.0 billion is currently rated BIG by the Company. The Company also had $278 million of insured net par outstanding at December 31, 2021 to obligors that the Company is aware have assets, liabilities or hedges that reference sterling LIBOR. In each case, the transactions are generally governed by documentation entered into prior to the announcement that the publication of LIBOR would cease. These obligors, not the Company, are responsible for any financial cost of the transition away from LIBOR. The Company is impacted if such costs result in payment defaults of obligations the Company insures or increase the amount of losses the Company is required to pay for insured transactions already in payment default.

ii.The Company owned loss mitigation securities with a market value of approximately $583 million on December 31, 2021 that reference U.S. Dollar LIBOR, generally governed by documentation entered into prior to the announcement that the publication of LIBOR would cease. The transition away from U.S. Dollar LIBOR may impact the market value and total amounts eventually received from such investments.

iii.The Company’s subsidiary AGUS has $150 million of debentures outstanding that bear a floating rate interest tied to U.S. Dollar LIBOR. In 2021, the Company paid $4 million of interest on those debentures. In addition, the Company’s subsidiary AGMH has $146 million of debentures outstanding that will convert to a floating interest rate tied to U.S. Dollar LIBOR after December 15, 2036. The Company benefits from $400 million of CCS that pay a rate tied to U.S. Dollar LIBOR. In 2021, the amount the Company paid on the CCS was $10 million.

iv.Certain obligations issued by, and certain assets owned by, the Company’s CIVs pay interest tied to U.S. Dollar LIBOR. The documents relevant to the CIVs generally were executed after the planned cessation of U.S. Dollar LIBOR was announced, and contain robust fallback language.

Some of the Company’s non-U.S. operations expose it to less predictable political, credit and legal risks.

    The Company pursues new business opportunities in non-U.S. markets. The underwriting of obligations of an issuer in a country other than the U.S. involves the same process as that for a U.S. issuer, but additional risks must be addressed, such as the evaluation of currency exchange rates, non-U.S. business and legal issues, and the economic and political environment of the country or countries in which an issuer does business. Changes in such factors could impede the Company’s ability to insure, or increase the risk of loss from insuring, obligations in the non-U.S. countries in which it currently does business and limit its ability to pursue business opportunities in other non-U.S. countries.

The Company is dependent on key executives and the loss of any of these executives, or its inability to retain other key personnel, could adversely affect its business.

    The Company’s success substantially depends upon its ability to attract, motivate and retain qualified employees and upon the ability of its senior management and other key employees to implement its business strategy. The Company believes there are only a limited number of available qualified executives in the insurance business lines in which the Company competes, and that there is strong competition for qualified asset management executives, including portfolio managers. The Company relies substantially upon the services of Dominic J. Frederico, President and Chief Executive Officer, and other executives.

In 2021, there was a dramatic increase in U.S. workers leaving their positions generally in what has been referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. Although the Company has designed its executive compensation with the goal of retaining and creating incentives for its executive officers and other key employees, including portfolio managers, the Company may not be successful in retaining their services. The loss of the services of any of these individuals or other key members of the Company’s management team could adversely affect the implementation of its business strategy, including the Company’s development of its asset management business.

The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in the Company’s or a vendor’s information technology system, or a data privacy breach of the Company’s or a vendor’s information technology system, could adversely affect the Company’s business.

    The Company relies upon information technology and systems, including technology and systems provided by or interfacing with those of third parties, to support a variety of its business processes and activities. In addition, the Company receives and stores confidential information, including personally identifiable information, in connection with certain loss mitigation and due diligence activities related to its structured finance insurance and asset management businesses, along with information regarding employees and directors and asset management clients, among others. Information technology security threats and events are increasing in frequency and sophistication. The Company’s data systems and those of third parties on which it relies will continue to be vulnerable to security and data privacy breaches due to, and continue to be the target of, cyberattacks, viruses, malware, ransomware, other malicious codes, hackers, unauthorized access, or other computer-related penetrations, and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. Over time, the frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. Like other global companies, the Company has an increasing challenge of attracting and retaining highly qualified security personnel to assist us in combating these security threats. A breach of these systems could, for example, result in lost business, reputational harm, the disclosure or misuse of confidential or proprietary information, incorrect reporting, legal costs and regulatory penalties, including under the EU’s General Data Protection Regulation, the California Consumer Privacy Act and similar laws and regulations.

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

The Company began operating remotely in accordance with its business continuity plan, and instituted mandatory work-from-home policies at all of its global offices, in March 2020. The Company is shifting to a hybrid work-from-home and work-from-office paradigm. This shift to working from home at least part of the time has made the Company more dependent on internet and communications access and capabilities and has heightened the risk of cybersecurity attacks to its operations.

The Company and its subsidiaries are subject to numerous data privacy and protection laws and regulations in a number of jurisdictions, particularly with regard to personally identifiable information. The Company’s failure to comply with these requirements, even absent a security breach, could result in penalties, reputational harm or difficulty in obtaining desired consents from regulatory authorities.

The Board oversees the risk management process and engages with Company cybersecurity and data privacy risk issues, including reinforcing related policies, standards and practices, and the expectation that employees will comply with these policies. The Audit Committee of the Board of Directors has specific responsibility for overseeing information technology matters, including cybersecurity and data privacy risk, and the Risk Oversight Committee of the Board addresses cybersecurity and data privacy matters as part of its enterprise risk management responsibilities.

Errors in, overreliance on or misuse of models may result in financial loss, reputational harm or adverse regulatory action.

The Company uses models for numerous purposes in its business. For example, it uses models to project future cash flows associated with pricing models, calculating insurance expected losses to be paid (recoveries), evaluating risks in its insurance and investments, valuing assets and liabilities and projecting liquidity needs. It also uses models to determine and project capital requirements under its own risk model as well as under regulatory and rating agency requirements. While the Company has a model validation function and has adopted procedures to protect its models, the models may not operate properly (including as a result of errors or damage) and may rely on assumptions that are inherently uncertain and may prove to have been incorrect.

Significant claim payments may reduce the Company’s liquidity.

    Claim payments reduce the Company’s invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on the claim. In the years after the financial crisis that began in 2008, many of the larger claims paid by the Company were with respect to insured U.S. RMBS securities. More recently, the Company has been paying large claims related to certain insured Puerto Rico exposures, which it has been doing since 2016. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.6 billion and $3.7 billion, respectively, as of December 31, 2021 and December 31, 2020, all of which was rated BIG under the Company’s rating methodology. For a discussion of the Company’s Puerto Rico risks, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure. For a discussion of the Company’s plans to fund large claim payments associated with the anticipated resolution of these exposures, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources — Insurance Subsidiaries.

    The Company plans for future claim payments. If the amount of future claim payments is significantly more than that projected by the Company, the Company’s ability to make other claim payments and its financial condition, financial strength ratings and business prospects and share price could be adversely affected.

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

    The Company’s capital requirements depend on many factors, primarily related to its in-force book of insurance business and rating agency capital requirements for its insurance companies. Failure to raise additional capital if and as needed may result in the Company being unable to write new insurance business and may result in the ratings of the Company and its insurance subsidiaries being downgraded by one or more rating agency. The Company’s access to external sources of financing, as well as the cost of such financing, is dependent on various factors, including the market supply of such financing, the Company’s long-term debt ratings and insurance financial strength and enhancement ratings and the perceptions of its financial strength and the financial strength of its insurance subsidiaries. The Company’s debt ratings are in turn influenced by numerous factors, such as financial leverage, balance sheet strength, capital structure and earnings trends. If the Company’s need for capital arises because of significant insurance losses substantially in excess of the stress scenarios for which it plans, the occurrence of such losses may make it more difficult for the Company to raise the necessary capital.

Future capital raises for equity or equity-linked securities could also result in dilution to the Company’s shareholders. In addition, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries, may have rights, preferences and privileges that are senior to those of its common shares.

Large insurance losses, whether related to Puerto Rico, COVID-19 or otherwise, could increase substantially the Company’s insurance subsidiaries’ leverage ratios, which may prevent them from writing new insurance.

    Insurance regulatory authorities impose capital requirements on the Company’s insurance subsidiaries. These capital requirements, which include leverage ratios and surplus requirements, may limit the amount of insurance that the subsidiaries may write. A material reduction in the statutory capital and surplus of an insurance subsidiary, whether resulting from underwriting or investment losses, a change in regulatory capital requirements or another event, or a disproportionate increase in the amount of risk in force, could increase a subsidiary’s leverage ratio. This in turn could require that subsidiary to obtain reinsurance for existing business or add to its capital base (neither of which may be available, or may be available only on terms that the Company considers unfavorable). Failure to maintain regulatory capital levels could limit that insurance subsidiary’s ability to write new business.

The Company’s holding companies’ ability to meet their obligations may be constrained.

    Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of the holding companies expects to have any significant operations or assets other than its ownership of the stock of its subsidiaries. The Company expects that while it is building its asset management business, dividends and other payments from the insurance companies will be the primary source of funds for AGL, AGUS and AGMH to meet ongoing cash requirements, including operating expenses, intercompany loan payments, any future debt service payments and other expenses, to pay dividends to their respective shareholders, to fund any acquisitions, and, in the case of AGL, to repurchase its common shares. The insurance subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Additionally, in recent years AGM and AGC have sought and been granted permission from their insurance regulators to make discretionary payments to their corporate parents in excess of the amounts permitted by right under the insurance laws and related regulations. There can be no assurance that such regulators will permit discretionary payments in the future, particularly if there are major negative developments related to the Company’s exposure to Puerto Rico or to the COVID-19 pandemic. Accordingly, if the insurance subsidiaries are unable to pay sufficient dividends and other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders or repurchase common shares or fund other activities, including acquisitions.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

    Each of AGL, AGUS and AGMH requires liquidity, either in the form of cash or in the ability to easily sell investment assets for cash, in order to meet its payment obligations, including, without limitation, its operating expenses, interest and principal payments on debt and dividends on common shares, and to make capital investments in operating subsidiaries. Such cash is also used by AGL to repurchase its common shares. The Company’s operating subsidiaries require substantial liquidity to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies or reinsurance agreements. They also require liquidity to pay operating expenses, reinsurance premiums, dividends to AGUS or AGMH for debt service and dividends to AGL, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, the Company may require substantial liquidity to fund any future acquisitions. The Company cannot give any assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law, insurance claim payments substantially in excess of those projected by the Company in its stress scenarios (whether related to Puerto Rico, the COVID-19 pandemic, or otherwise), or changes in general economic conditions.
AGL anticipates that its liquidity needs will be met by the ability of its operating subsidiaries to pay dividends or to make other payments; external financings; investment income from its invested assets; and current cash and short-term investments. The Company expects that its subsidiaries’ need for liquidity will be met by the operating cash flows of such subsidiaries; external financings; investment income from their invested assets; and proceeds derived from the sale of their investments, significant portions of which are in the form of cash or short-term investments. The value of the Company’s investments may be adversely affected by changes in interest rates, credit risk and capital market conditions that therefore may adversely affect the Company’s potential ability to sell investments quickly and the price which the Company might receive for those investments. Part of the Company’s investment strategy is to invest more of its excess capital in alternative investments, which may be particularly difficult to sell at adequate prices, or at all.

The Company’s sources of liquidity are subject to market, regulatory or other factors that may impact the Company’s liquidity position at any time. As discussed above, AGL’s insurance subsidiaries are subject to regulatory and rating agency restrictions limiting their ability to declare and to pay dividends and make other payments to AGL. As further noted above, external financing may or may not be available to AGL or its subsidiaries in the future on satisfactory terms.

Risks Related to Taxation

Changes in U.S. tax laws could reduce the demand or profitability of financial guaranty insurance, or negatively impact the Company’s investments.

The TCJA included provisions that could result in a reduction of supply, such as the termination of advance refunding bonds. Any such lower volume of municipal obligations could impact the amount of such obligations that could benefit from insurance. In addition, the reduction of the U.S. corporate income tax rate to 21% could make municipal obligations less attractive to certain institutional investors such as banks and property and casualty insurance companies, resulting in lower demand for municipal obligations.

Further, future changes in U.S. federal, state or local laws that materially adversely affect the tax treatment of municipal securities or the market for those securities may lower volume and demand for municipal obligations and also may adversely impact the value and liquidity of the Company’s investments, a significant portion of which is invested in tax-exempt instruments.

Certain of the Company’s non-U.S. subsidiaries may be subject to U.S. tax.

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

AGL, AG Re and AGRO may become subject to taxes in Bermuda after March 2035, which may adversely affect the Company’s future results of operations and on an investment in the Company.

The Bermuda Minister of Finance, under Bermuda’s Exempted Undertakings Tax Protection Act 1966, as amended, has given AGL, AG Re and AGRO an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then subject to certain limitations the imposition of any such tax will not be applicable to AGL, AG Re or AGRO, or any of AGL’s or its subsidiaries’ operations, stocks, debentures or other obligations until March 31, 2035. Given the limited duration of the Minister of Finance’s assurance, the Company cannot be certain that it will not be subject to Bermuda tax after March 31, 2035.

U.S. Persons who hold 10% or more of AGL’s shares directly or through non-U.S. entities may be subject to taxation under the U.S. CFC Rules.

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

No assurance may be given that a U.S. Person who owns the Company’s shares will not be characterized as owning 10% or more of AGL and/or its non-U.S. subsidiaries under the CFC rules, in which case such U.S. Person may be subject to taxation under such rules. See Item 1. Business, Tax Matters, “— Taxation of Shareholders ─ United States Taxation ─ Classification of AGL or its Non-U.S. Subsidiaries as a CFC.”

U.S. Persons who hold shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of the Company’s RPII.

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

The Company believes that each of its Foreign Insurance Subsidiaries should qualify for an exception to the RPII rules and the rules that subject gain on sale or disposition of shares to ordinary tax rates would not apply to the disposition of AGL shares. However, the Company cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond its control and rules regarding the treatment of gain on disposition of shares have not been interpreted or finalized. Recently proposed regulations could, if finalized in their current form, substantially expand the definition of RPII to include insurance income of our Foreign Insurance Subsidiaries related to affiliate reinsurance transactions. If these proposed regulations are finalized in their current form, it could limit our ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future and could increase the risk that gross RPII could constitute 20% or more of the gross insurance income of one or more of our Foreign Insurance Subsidiaries. in a particular taxable year, which could result in such RPII being taxable to U.S. Persons that own or are treated as owning shares of AGL. U.S. Persons owning or treated as owning shares of AGL should consult their tax advisors as to the effect of these uncertainties. See Item 1. Business, Tax Matters, “─ Taxation of Shareholders ─ United States Taxation ─ The RPII CFC Provisions; Disposition of AGL Shares.”

U.S. tax-exempt shareholders may be subject to the unrelated business taxable income rules with respect to certain insurance income of the Foreign Insurance Subsidiaries.

U.S. tax-exempt shareholders may be required to treat insurance income includable under the CFC or RPII rules as unrelated business taxable income. See Item 1. Business, Tax Matters, “─ Taxation of Shareholders ─ United States Taxation ─ Tax-Exempt Shareholders.”

U.S. Persons who hold AGL’s shares will be subject to adverse tax consequences if AGL is considered to be PFIC for U.S. federal income tax purposes.

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge or other unfavorable rules (either a mark-to-market or current inclusion regime). The Company believes that AGL was not a PFIC for U.S. federal income tax purposes for taxable years through 2021 and, based on the application of certain PFIC look-through rules and the Company’s plan of operations for the current and future years, should not be a PFIC in the future. See Item 1. Business, Tax Matters, “─ Taxation of Shareholders ─ United States Taxation ─ Passive Foreign Investment Companies.”

Changes in U.S. federal income tax law may adversely affect an investment in AGL’s common shares.

Although the Company is currently unable to predict the ultimate impact of the TCJA on its business, shareholders and results of operations, it is possible that the TCJA may increase the U.S. federal income tax liability of the U.S. members of its group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders. Furthermore, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company.

Further, U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the “subpart F income” of a CFC or RPII CFC are subject to change, possibly on a retroactive basis. The Company cannot be certain if, when, or in what form any future regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect. See Item 1. Business, Tax Matters, “─ United States Tax Reform.”

An ownership change under Section 382 of the Code could have adverse U.S. federal tax consequences.

If AGL were to issue equity securities in the future, including in connection with any strategic transaction, or if previously issued securities of AGL were to be sold by the current holders, AGL may experience an “ownership change” within the meaning of Section 382 of the Code. In general terms, an ownership change would result from transactions increasing the aggregate ownership of certain holders in AGL’s shares by more than 50 percentage points over a testing period (generally three years). If an ownership change occurred, the Company’s ability to use certain tax attributes, including certain built-in losses, credits, deductions or tax basis and/or the Company’s ability to continue to reflect the associated tax benefits as assets on AGL’s balance sheet, may be limited. The Company cannot give any assurance that AGL will not undergo an ownership change at a time when these limitations could materially adversely affect the Company’s financial condition.

A change in AGL’s U.K. tax residence or its ability to otherwise qualify for the benefits of income tax treaties to which the U.K. is a party could adversely affect an investment in AGL’s common shares.

    AGL is not incorporated in the U.K. and, accordingly, is only resident in the U.K. for U.K. tax purposes if it is “centrally managed and controlled” in the U.K. Central management and control constitutes the highest level of control of a company’s affairs. AGL believes it is entitled to take advantage of the benefits of income tax treaties to which the U.K. is a party on the basis that it is has established central management and control in the U.K. In 2013, AGL obtained confirmation that there was a low risk of challenge to its residency status from HMRC on the facts as they were at that time. The Board intends to manage the affairs of AGL in such a way as to maintain its status as a company that is tax-resident in the U.K. for U.K. tax purposes and to qualify for the benefits of income tax treaties to which the U.K. is a party. However, the concept of central management and control is a case-law concept that is not comprehensively defined in U.K. statute. In addition, it is a question of fact. Moreover, tax treaties may be revised in a way that causes AGL to fail to qualify for benefits thereunder. Accordingly, a change in relevant U.K. tax law or in tax treaties to which the U.K. is a party, or in AGL’s central management and control as a factual matter, or other events, could adversely affect the ability of Assured Guaranty to manage its capital in the efficient manner that it contemplated in establishing U.K. tax residence.

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

    Under the U.K. “controlled foreign company” regime, the income profits of non-U.K. resident companies may, in certain circumstances, be attributed to controlling U.K. resident shareholders for U.K. corporation tax purposes. The non-U.K. resident members of the Assured Guaranty group intend to operate and manage their levels of capital in such a manner that their profits would not be taxed on AGL under the U.K. CFC regime. In 2013, Assured Guaranty obtained clearance from HMRC that none of the profits of the non-U.K. resident members of the Assured Guaranty group should be subject to U.K. tax as a result of attribution under the CFC regime on the facts as they were at the time. However, a change in the way in which Assured Guaranty operates or any further change in the CFC regime, resulting in an attribution to AGL of any of the income profits of AGL’s non-U.K. resident subsidiaries for U.K. corporation tax purposes, could adversely affect Assured Guaranty’s financial results of operations.

An adverse adjustment under U.K. transfer pricing legislation or the imposition of diverted profits tax could adversely impact Assured Guaranty’s tax liability.

    If any arrangements between U.K. resident companies in the Assured Guaranty group and other members of the Assured Guaranty group (whether resident in or outside the U.K.) are found not to be on arm's length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such arrangement were on arm's length terms. Any transfer pricing adjustment could adversely affect Assured Guaranty’s results of operations.

    Since January 1, 2016, the U.K. has implemented a country-by-country reporting (CBCR) regime whereby large multi-national enterprises are required to report details of their operations and intra-group transactions in each jurisdiction. The U.K.

CBCR legislation includes power to introduce regulations requiring public disclosure of U.K. CBCR reports, although this power has not yet been exercised. It is possible that Assured Guaranty’s approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which the group operates in consequence of the implementation of a CBCR regime in the U.K. (or other jurisdictions).

The diverted profits tax (DPT), which is levied at 25%, is an anti-avoidance measure, aimed at protecting the U.K. tax base against the diversion of profits away from the U.K., tax charge. In particular, DPT may apply to profits generated by economic activities carried out in the U.K., that are not taxed in the U.K. by reason of arrangements between companies in the same multinational group and involving a low-tax jurisdiction, including co-insurance and reinsurance. It is currently unclear whether DPT would constitute a creditable tax for U.S. foreign tax credit purposes. If any member of the Assured Guaranty group is liable for DPT, this could adversely affect the Company’s results of operations.

Assured Guaranty’s financial results may be affected by measures taken in response to the OECD BEPS project.

    In May 2019, the OECD published a “Programme of Work” designed to address the tax challenges created by an increasingly digitalized economy. The Programme is divided into two pillars. The first pillar focuses on the allocation of group profits between jurisdictions based on a new nexus rule that looks to the jurisdiction of the customer or user (the so-called “market jurisdiction”) as a supplement to the traditional “permanent establishment” concept. The second pillar addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax rate. Possible measures to implement such rate include the imposition of source-based taxation (including withholding tax) on certain payments to low tax jurisdictions and an effective extension of a “controlled foreign company” regime whereby parent companies would be subject to a “top-up” tax on the profits of all their subsidiaries in low tax jurisdictions. The OECD published detailed blueprints of its proposals on October 14, 2020 and public consultations were held virtually in January 2021. Following agreement on the principles of the two pillar solution by the finance ministers of the G7 nations in June 2021 and by the OECD/G20 Inclusive Framework in July 2021, final political agreement on the two pillar framework was published on October 8, 2021 to which most of the member jurisdictions of the OECD/G20 Inclusive Framework have currently agreed. The agreement provided that regulated financial services are excluded from the application of Pillar One. The agreement also provided that the proposals under Pillar Two would apply to multinational groups with revenues exceeding EUR 750 million and would consist of a globally coordinated set of rules, including an Income Inclusion Rule and Undertaxed Payment Rule, which would operate with reference to a minimum tax rate of 15% (determined on a country-by-country basis). However, the ultimate impact of the proposals remains subject to agreement on certain design elements of the two pillars within the OECD/G20 Inclusive Framework. It is intended that Pillar Two will be implemented into law in 2022 with an effective date in 2023; to this end, model rules for Pillar Two were released on December 20, 2021, but further work on this aspect of the Programme of Work remains, including with respect to domestic implementation in participating jurisdictions, detailed guidance and administrative aspects of the rules. As such, the proposals, in particular in relation to Pillar Two, are broad in scope and remain subject to further work, and it is therefore not possible to determine their impact at this time. They could adversely affect Assured Guaranty’s tax liability.

Risks Related to GAAP, Applicable Law and Litigation

Changes in the fair value of the Company’s insured credit derivatives portfolio, its CCS, and its FG VIEs, CIVs and/or the Company’s decision to consolidate or deconsolidate one or more FG VIEs and/or CIVs during a financial reporting period, may subject its financial condition and results of operations to volatility.

The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP as well as its CCS. Although there is no cash flow effect from this “marking-to-market,” net changes in the fair value of these derivatives are reported in the Company’s consolidated statements of operations and therefore affect its financial condition and results of operations. If a credit derivative is held to maturity and no credit loss is incurred, any unrealized gains or losses previously reported would be reversed as the transaction reaches maturity. The Company also expects fluctuations in the fair value of its put option under its CCS to reverse over time. For discussion of the Company’s fair value methodology for credit derivatives, see Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Fair Value Measurement.

The Company is required to consolidate certain VIEs with respect to which it has provided financial guaranties, certain AssuredIM Funds in which it invests, and certain AssuredIM-managed CLOs and CLO warehouses in which it invests, if it concludes that it is the primary beneficiary of that financial guaranty VIE, AssuredIM Fund, CLO or CLO warehouse, respectively. Substantially all of assets and liabilities of the consolidated financial guaranty VIEs (FG VIEs), and consolidated AssuredIM Funds, CLOs and CLO warehouses (CIVs), are reported at fair value, with changes in fair value of the assets and liabilities reported in the consolidated statements of operations. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs and, if circumstances change, may consolidate a VIE that was not previously consolidated or deconsolidate a VIE that had previously been consolidated, and such consolidation or deconsolidation would impact its financial condition and results of operations in the period in which such action is taken. See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Fair Value Measurement.

The required treatment under GAAP of the Company’s insured credit derivatives portfolio, its CCS and its VIEs causes its financial condition and results of operations as reported under GAAP to be more volatile than would be suggested by the actual performance of its business operations. Due to the complexity of fair value accounting and the application of GAAP requirements, future amendments or interpretations of relevant accounting standards may cause the Company to modify its accounting methodology in a manner which may have an adverse impact on its financial results.

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

    The Company is, and may be in the future, involved in litigation, both as a defendant and as a plaintiff, in the ordinary course of its insurance and asset management business and other business operations. The outcome of such litigation could materially impact the Company’s loss reserves and results of operations and cash flows. For a discussion of material litigation, see Part II, Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure; Note 5, Expected Loss to be Paid (Recovered); and Note 19, Commitments and Contingencies.

AGL’s ability to pay dividends and fund share repurchases and other activities may be constrained by certain insurance regulatory requirements and restrictions.

    AGL is subject to Bermuda regulatory requirements that affect its ability to pay dividends on common shares and to make other payments. Under the Bermuda Companies Act 1981, as amended, AGL may declare or pay a dividend only if it has reasonable grounds for believing that it is, and after the payment would be, able to pay its liabilities as they become due, and if the realizable value of its assets would not be less than its liabilities. While AGL currently intends to pay dividends on its common shares, investors who require dividend income should carefully consider these risks before investing in AGL. In addition, if, pursuant to the insurance laws and related regulations of New York, Maryland, and Bermuda, AGL’s insurance subsidiaries cannot pay sufficient dividends or make other permitted payments to AGL at the times or in the amounts that it requires and AGL’s other operating subsidiaries were unable to provide such funds, it would have an adverse effect on AGL’s ability to pay dividends to shareholders or fund share repurchases or other activities. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

Applicable insurance laws may make it difficult to effect a change of control of AGL.

    Before a person can acquire control of a U.S., U.K. or French insurance company, prior written approval must be obtained from the relevant regulator commissioner of the state or country where the insurer is domiciled. In addition, once a person controls a Bermuda insurance company, the Authority may object to such a person who is not, or is no longer, a fit and proper person to exercise such control. Because a person acquiring 10% or more of AGL’s common shares would indirectly control the same percentage of the stock of its insurance subsidiaries, the insurance change of control laws of Maryland, New York, the U.K., France and Bermuda would likely apply to such a transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of AGL, including through transactions, and in particular unsolicited transactions, that some or all of its shareholders might consider to be desirable. While AGL’s Bye-Laws limit the voting power of any shareholder to less than 10%, the Company cannot provide assurances that the applicable regulatory bodies would agree that a shareholder who owned 10% or more of its common shares did not control the applicable insurance subsidiaries, notwithstanding the limitation on the voting power of such shares.
Risks Related to AGL’s Common Shares

The market price of AGL’s common shares may be volatile, and the value of an investment in the Company may decline.

The market price of AGL’s common shares has experienced, and may continue to experience, significant volatility. Numerous factors, including many over which the Company has no control, may have a significant impact on the market price of its common shares. These risks include those described or referred to in this “Risk Factors” section as well as, among other things: (a) investor perceptions of the Company, its prospects and that of the financial guaranty and asset management industries and the markets in which the Company operates; (b) the Company’s operating and financial performance; (c) the Company’s access to financial and capital markets to raise additional capital, refinance its debt or obtain other financing; (d) the Company’s ability to repay debt; (e) the Company’s dividend policy; (f) the amount of share repurchases authorized by the Company; (g) future sales of equity or equity-related securities; (h) changes in earnings estimates or buy/sell recommendations by analysts; and (i) general financial, economic and other market conditions.

In addition, the stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may adversely affect the price of AGL’s common shares, regardless of AGL-specific factors.

Furthermore, future sales or other issuances of AGL equity may adversely affect the market price of its common shares.

Provisions in the Code and AGL’s Bye-Laws may reduce or increase the voting rights of its common shares.

Under the Code, AGL’s Bye-Laws and contractual arrangements, certain shareholders have their voting rights limited to less than one vote per share, resulting in other shareholders having voting rights in excess of one vote per share. Moreover, the relevant provisions of the Code and AGL’s Bye-Laws may have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the limitation by virtue of their direct share ownership.

More specifically, pursuant to the relevant provisions of the Code, if, and so long as, the common shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by AGL’s issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a 9.5% U.S. Shareholder) are limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in AGL’s Bye-Laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. For these purposes, “controlled shares” include, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code).

In addition, the Board may limit a shareholder’s voting rights where it deems appropriate to do so to: (1) avoid the existence of any 9.5% U.S. Shareholders; and (2) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of the Company’s subsidiaries or any shareholder or its affiliates. AGL’s Bye-Laws provide that shareholders will be notified of their voting interests prior to any vote taken by them.

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

AGL also has the authority under its Bye-Laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the Bye-Laws. If a shareholder fails to respond to a request for information or submits incomplete or inaccurate information in response to a request, the Company may, in its sole discretion, eliminate such shareholder’s voting rights.

Provisions in AGL’s Bye-Laws may restrict the ability to transfer common shares, and may require shareholders to sell their common shares.

AGL’s Board may decline to approve or register a transfer of any common shares: (1) if it appears to the Board, after taking into account the limitations on voting rights contained in AGL’s Bye-Laws, that any adverse tax, regulatory or legal consequences to AGL, any of its subsidiaries or any of its shareholders may occur as a result of such transfer (other than such as the Board considers to be de minimis); or (2) subject to any applicable requirements of or commitments to the NYSE, if a written opinion from counsel supporting the legality of the transaction under U.S. securities laws has not been provided or if any required governmental approvals have not been obtained.

AGL’s Bye-Laws also provide that if the Board determines that share ownership by a person may result in adverse tax, legal or regulatory consequences to the Company, any of the subsidiaries or any of the shareholders (other than such as the Board considers to be de minimis), then AGL has the option, but not the obligation, to require that shareholder to sell to AGL or to third parties to whom AGL assigns the repurchase right for fair market value the minimum number of common shares held by such person which is necessary to eliminate such adverse tax, legal or regulatory consequences.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.    PROPERTIES

Management believes its office space is adequate for its current and anticipated needs. The Company’s properties include the following:

•Hamilton, Bermuda:

◦approximately 8,700 square feet of office space that serves as the principal executive offices of AGL and AG Re. The lease expires in April 2026 and is renewable at the option of the Company.

•New York, U.S.:

◦103,500 square feet of office space that serves as the primary offices of the U.S. Insurance Subsidiaries. The lease expires in February 2032, with an option, subject to certain conditions, to renew for five years at a fair market rent;

◦approximately 52,000 square feet of office space that serves as the primary offices of AssuredIM. This lease expires in 2032; and

◦78,600 square feet of office space that previously served as the primary offices of AssuredIM. The lease expires in April 2024. As of December 31, 2021, this space is subleased to other tenants for a substantial portion of its remaining lease term.

•London, U.K.:

◦approximately 7,000 square feet of office space that serves as the primary office of AGUK. The lease expires in September 2029, with an option, subject to certain conditions, to renew for five years at a fair market rent; and
◦approximately 8,000 square feet of office space that previously served as the primary office of AssuredIM LLC. The lease expires in March 2024. As of December 31, 2021, this space is subleased to another tenant for its remaining term.

•Other: The Company leases other office space in San Francisco, California, and Paris, France.

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 19, Commitments and Contingencies, the “Recovery Litigation” section of Note 5, Expected Loss to be Paid (Recovered), and the “Puerto Rico Litigation” section of Note 4, Outstanding Exposure, and is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

The table below sets forth the names, ages, positions and business experience of the executive officers of AGL.

Name	Age	Position(s)
Dominic J. Frederico	69	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	55	Chief Financial Officer
Ling Chow	51	General Counsel and Secretary
Howard W. Albert	62	Chief Risk Officer
David A. Buzen	62	Chief Investment Officer and Head of Asset Management
Stephen Donnarumma	59	Chief Credit Officer
Holly Horn	61	Chief Surveillance Officer

Dominic J. Frederico has been a director of AGL since the Company’s 2004 initial public offering and the President and Chief Executive Officer of AGL since December 2003. Mr. Frederico served as Vice Chairman of ACE Limited from 2003 until 2004 and served as President and Chief Operating Officer of ACE Limited and Chairman of ACE INA Holdings, Inc. from 1999 to 2003. Mr. Frederico was a director of ACE Limited from 2001 through May 2005. From 1995 to 1999 Mr. Frederico served in a number of executive positions with ACE Limited. Prior to joining ACE Limited, Mr. Frederico spent 13 years working for various subsidiaries of American International Group, Inc.

Robert A. Bailenson has been Chief Financial Officer of AGL since June 2011. Mr. Bailenson has been with Assured Guaranty and its predecessor companies since 1990. Mr. Bailenson became Chief Accounting Officer of AGC in 2003, of AGL in May 2005, and of AGM in July 2009, and served in such capacities until 2019. He was Chief Financial Officer and Treasurer of AG Re from 1999 until 2003 and was previously the Assistant Controller of Capital Re Corp., the Company’s predecessor.

    Ling Chow has been General Counsel and Secretary of AGL since January 1, 2018. She is responsible for legal affairs and corporate governance at the Company, including its litigation and other legal strategies relating to distressed credits, and its corporate, compliance, regulatory and disclosure efforts. She is also responsible for the Company’s human resources function. Ms. Chow began her tenure at the Company in 2002 as a transactional attorney, working on the insurance of structured finance and derivative transactions. She previously served as Deputy General Counsel and Assistant Secretary of AGL from May 2015 and as Assured Guaranty’s U.S. General Counsel from June 2016. Prior to that, Ms. Chow served as Deputy General Counsel of Assured Guaranty’s U.S. subsidiaries in several capacities from 2004. Before joining Assured Guaranty, Ms. Chow was an associate at law firms in New York City, most recently Brobeck, Phleger & Harrison LLP, where she was a senior associate responsible for transactional work associated with public and private mergers and acquisitions, venture capital investments, and private and public securities offerings.

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

David A. Buzen has been the Chief Investment Officer (CIO) and Head of Asset Management of the Company’s U.S. Insurance Subsidiaries and Chief Executive Officer and CIO of AssuredIM since August 2020. Previously, Mr. Buzen served as Deputy CIO of BlueMountain (now AssuredIM LLC). Prior to that, he was the Senior Managing Director, Alternative Investments, where he was responsible for leading the Company’s efforts to enter the asset management business. Mr. Buzen joined Assured Guaranty in 2016 after the acquisition of CIFG Holding Inc., where he was President and CEO. Prior to his years at CIFG, Mr. Buzen was Chief Financial Officer of Churchill Financial, a commercial finance and asset management company after heading DEPFA Bank’s municipal reinvestment and U.S. financial guarantee businesses. Earlier, he served as Chief Operating Officer of ACE Financial Solutions, an operating division of ACE Limited. Before that, he was the Chief Financial Officer of Capital Re Corp., a company that was acquired by ACE Limited in 1999 and which owned the company now known as Assured Guaranty Corp. until Assured Guaranty’s 2004 IPO. He began his career in the financial guaranty industry at Ambac Financial Group.

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

Holly L. Horn has been Chief Surveillance Officer of AGL and the Company’s US Insurance Subsidiaries since January 2022. Prior to that, Ms. Horn served as AGM’s and AGC’s Chief Surveillance Officer, Public Finance where she was responsible for ongoing surveillance, monitoring and loss mitigation of municipal risks insured by the Company across all sectors of the municipal market. She joined AGM in 2003 as a director in the health care underwriting group, where she was responsible for analyzing and recommending the insurability of health care credits. She also served as a director in AGM’s health care surveillance group. Ms. Horn began her public finance career at Inova Health System, a nationally ranked integrated health care delivery system and subsequently served as a senior manager for the national health care strategy practice at Ernst & Young.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    AGL’s common shares are listed on the NYSE under the symbol “AGO.” On February 22, 2022, the approximate number of shareholders of record at the close of business on that date was 81.

AGL is a holding company whose principal source of liquidity is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL’s ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL’s Board and will be dependent upon the Company’s profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. AGL paid quarterly cash dividends in the amount of $0.22 and $0.20 per common share in 2021 and 2020, respectively. For more information concerning AGL’s dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources and Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders’ Equity.

Issuer’s Purchases of Equity Securities

In 2021, the Company repurchased a total of 10.5 million common shares for approximately $496 million at an average price of $47.19 per share.

From time to time, the Board authorizes the repurchase of additional common shares under a program without an expiration date that it initiated on January 18, 2013. Most recently, on February 23, 2022, the Board authorized the repurchase of an additional $350 million of its common shares. Under this and previous authorizations, as of February 24, 2022, the Company was authorized to purchase $364 million of its common shares. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders’ Equity for additional information about share repurchases and authorizations.

The following table reflects purchases of AGL common shares made by the Company during the fourth quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	1,281,768	$51.21	1,281,768	$231,915,693
November 1 - November 30	1,262,566	$54.49	1,260,185	$163,255,087
December 1 - December 31	1,184,659	$48.55	1,184,029	$105,775,130
Total	3,728,993	$51.47	3,725,982
____________________
(1)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through February 24, 2022, the Company has repurchased a total of 133.7 million common shares for approximately $4,250 million, excluding commissions, at an average price of $31.78 per share. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(2)    Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL’s common shares from December 31, 2016 through December 31, 2021 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index, the cumulative total return of the Standard & Poor’s 500 Financials Sector GICS Level 1 Index and the cumulative total return of the Russell Midcap Financial Services Index. The Company added the Russell Midcap Financial Services Index in 2018 because it believes that this index, which includes the Company, provides a useful comparison to other companies in the financial services sector, and excludes companies that are included in the Standard & Poor's 500 Financials Sector GICS Level 1 Index but are many times larger than the Company. The chart and table depict the value on December 31 of each year from 2016 through 2021 of a $100 investment made on December 31, 2016, with all dividends reinvested:

Comparison of Cumulative Total Return
$240
$220
$200
$180
$160
$140
$120
$100
$80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Assured Guaranty
S&P 500 Index
S&P 500 Financials Sector GICS Level 1 Index
Russell Midcap Financial Services Index

	Assured Guaranty	S&P 500 Index	S&P 500 Financials Sector GICS Level 1 Index	Russell Midcap Financial Services Index
12/31/2016	$100.00	$100.00	$100.00	$100.00
12/31/2017	90.96	121.82	122.14	116.62
12/31/2018	104.56	116.47	106.21	104.91
12/31/2019	136.07	153.13	140.30	140.11
12/31/2020	89.89	181.29	137.83	147.03
12/31/2021	145.94	233.28	185.90	199.75
___________________
Source: Calculated from total returns published by Bloomberg.

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

Discussion related to the results of operations for the Company’s comparison of 2020 results to 2019 results have been omitted in this Form 10-K. The Company’s comparison of 2020 results to 2019 results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business

The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company’s chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. The Company’s Corporate division and other activities (including FG VIEs and CIVs) are presented separately.

In the Insurance segment, the Company provides credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets. The Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer credit protection products to holders of debt instruments and other monetary obligations that protect them from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a debt service payment, the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its credit protection products directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the U.K., and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia. The Company also provides other forms of insurance that are consistent with its risk profile and benefit from its underwriting experience, which are referred to as the specialty insurance and reinsurance business. Premiums are earned over the contractual lives, or in the case of homogeneous pools of insured obligations, the remaining expected lives, of financial guaranty insurance contracts.

In the Asset Management segment, the Company provides investment advisory services, which include the management of CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM LLC and its investment management affiliates (together with AssuredIM LLC, AssuredIM) have managed structured, public finance and credit investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment, in the fourth quarter of 2019, of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company. As of December 31, 2021, AssuredIM had $17.5 billion of AUM, including $1.4 billion that is managed on behalf of the Company’s U.S. Insurance Subsidiaries.

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

The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH (the U.S. Holding Companies), as well as other operating expenses attributed to holding company activities, including administrative services performed by certain subsidiaries for the holding companies. In 2021, it also included a $175 million pretax ($138 million after-tax) loss on extinguishment of debt. Other activities include the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation). See Item 8. Financial Statements and Supplementary Data, Note 3, Segment Information.

Economic Environment and Impact of COVID-19

    The COVID-19 pandemic continues throughout the world, while the production, acceptance, and distribution of vaccines and therapeutics for it are proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. The ultimate size, depth, course and duration of the pandemic, and the effectiveness, acceptance, and distribution of vaccines and therapeutics for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company’s business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

As a consequence of the onset of the COVID-19 pandemic, economic activity in the U.S. and throughout the world slowed significantly in early to mid-2020, but began to recover later in 2020 and, at least in the U.S., continued to expand in 2021. Real gross domestic product (GDP) increased 5.7% in 2021, in contrast to a decrease of 3.4% in 2020, according to the U.S. Bureau of Economic Analysis (BEA). Additionally, GDP increased at an annual rate of 7.0 percent in the fourth quarter of 2021, according to the second estimate released by the BEA. At the end of December 2021, the U.S. unemployment rate, seasonally adjusted, stood at 3.9%, lower than where it started the year at 6.7%, and down from a pandemic high of 14.7% in April 2020. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

The 30-year AAA MMD rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The 30-year AAA MMD rate started 2021 at 1.39% and remained mostly steady ending the year at 1.49%. The average rate for the year was 1.54%, below the 1.71% average for the prior year and a new historical low. With the onset of the COVID-19 pandemic, the Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate to 0% to 0.25 % in March 2020, and has since kept it there. However, at the FOMC’s meeting in January 2022, the FOMC indicated in 2022 it expects to raise the federal funds rate and taper its asset purchases. The level and direction of interest rates impact the Company in numerous ways. For example, low interest rates may make the Company’s credit enhancement products less attractive in the market and reduce the level of premiums it can charge for that product, and, over time, also reduce the amount the Company can earn on its largely fixed-income investment portfolio. Specifically, the level of interest rates on the U.S. municipal bonds the Company enhances influences how high a premium the Company can charge for its public finance financial guaranty insurance product, with lower interest rates generally lowering the premium rates the Company may charge. On the other hand, low interest rates increase the amount of excess spread available to support the distressed RMBS the Company insures. The Company believes an increase in interest rates in 2022, should it occur, could permit it to increase its premium rates on new business.

The difference, or credit spread, between the 30-year A-rated general obligation relative to the 30-year AAA MMD averaged 33 bps in 2021 down from 42 bps in 2020. BBB credit spreads measured on the same basis averaged at 70 bps in 2021, significantly tighter than the 121 bps average in 2020. Both the A and BBB credit spreads are at their narrowest levels in over a decade. The level of credit spreads also influences how high a premium the Company can charge for its financial guaranty insurance product, with tighter credit spreads generally lowering the premium rates the Company may charge.

The impact of the COVID-19 pandemic and governmental and private actions taken in response continued to produce a surge in home prices in 2021. According to the National Association of Realtors, the median existing-home price for all housing types in December 2021 was $358,000, up 15.8% from December 2020 ($309,200), as prices rose in each region, marking 118 straight months of year-over-year increases and the longest-running streak on record. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported an 18.8% annualized gain in November 2021 (the latest data available), compared to 19.0% in the previous month. The 10-City Composite annual increase came in at 16.8%, compared to 17.2% in the previous month. The 20 City Composite posted an 18.3% year-over-year gain, compared to 18.5% in the previous month. Home prices in the U.S. impact the performance of the Company's insured RMBS portfolio. Improved home prices generally result in fewer losses or more reimbursements with respect to the Company's distressed insured RMBS risks, and may impact the amount of losses or reimbursements it projects for its distressed legacy RMBS insured portfolio.

From shortly after the pandemic reached the U.S. through early 2021, the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. Given significant federal funding to state and local governments in 2021 and the performance it observed, the Company’s surveillance department has reduced the supplemental procedures. However, it is still monitoring those sectors it identified as most at risk for any developments related to COVID-19 that may impact the ability of issuers to make upcoming debt service payments including (i) Mass Transit - Domestic; (ii) Toll Roads and Transportation - International; (iii) Hotel / Motel Occupancy Tax; (iv) Stadiums; (v) UK University Housing - International; (vi) Privatized Student Housing: Domestic; and (vii) Commercial Receivables. For information about how the COVID-19 pandemic has impacted the Company’s loss projections, see Item 8, Financial Statements and Supplementary Data, Note 5, Expected Loss to be Paid (Recovered). Through February 24, 2022, the Company has paid less than $12 million in insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company has already received reimbursement for most of those claims.

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

The nature of the financial guaranty business model, which requires the Company to pay only any shortfall in interest and principal on scheduled payment dates, along with the Company’s liquidity practices, reduce the need for the Company to sell investment assets in periods of market distress. As of December 31, 2021, the Company had $1,225 million of short-term investments and $120 million of cash. In addition, the Company’s investment portfolio generates cash over time through interest and principal receipts.

The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may have an adverse impact on the amount of third-party funds the Company can attract to its asset management products and on the amount of the Company’s AUM, which would reduce the amount of management fees earned by the Company. On the other hand, periods of market volatility may increase the attractiveness to investors of investment managers such as AssuredIM, and may provide the Company with opportunities to increase its AUM. In 2021, funded AUM increased. See “— Results of Operations by Segment — Asset Management Segment” below.

The Company’s ability to raise third-party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors, and if it performs worse during the COVID-19 pandemic than its competitors, that could impede its ability to raise funds, seek investors and hire and retain professionals, and may also lead to an impairment of goodwill. In the fourth quarter of 2021, the Company performed its goodwill impairment assessment and determined no impairment had occurred. The Company’s goodwill impairment assessment is sensitive to the Company’s assumptions of discount rates, market multiples, projections of AUM growth, and other factors, which may vary.

Over the past several years, certain of the Company’s insurance subsidiaries have sought and received permission from their respective regulators to make certain discretionary payments to their holding companies, which has increased the amount of cash available to such holding companies to make investments in the asset management business and, in the case of AGL, to repurchase its common shares. The COVID-19 pandemic and the governmental and private actions taken in response, and the global consequences of the pandemic and such actions, may impact the Company’s regulatory capital position and the willingness of the insurance subsidiaries’ regulators to permit discretionary payments to their holding companies, which may result in the Company investing less in the asset management business or spending less to repurchase its common shares than it had planned. For more information, see Part I, Item 1A, Risk Factors, Operational Risks “─ The Company’s holding companies’ ability to meet their obligations may be constrained.”

    The Company began operating remotely in accordance with its business continuity plan in March 2020, instituting mandatory remote work policies in its offices in Bermuda, U.S., U.K. and France. By November 2021, the Company had reopened all of its offices, choosing a hybrid remote and office work model in response to employee feedback and as part of its commitment to providing a safe and healthy workplace for employees and visitors. However, in response to the emergence of the Omicron variant of COVID-19 in December 2021, the Company recommended (and, in compliance with local rules and regulations in certain jurisdictions, required) that employees return to working remotely. Some of its workforce already has returned to the office, and the Company is planning to return to a hybrid work-from-home and work-from-office paradigm for all of its offices by the end of February 2022. Whether its employees are working remotely or in a hybrid remote and office work model, the Company continues to provide the services and communications it normally would. For more information, see Part I, Item 1A, Risk Factors, Operational Risks “─ The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in the Company’s or a vendor’s information technology system, or a data privacy breach of the Company’s or a vendor’s information technology system, could adversely affect the Company’s business.”

Key Business Strategies

    The Company continually evaluates its business strategies. For example, with the establishment of AssuredIM, the Company has increased its focus on asset management and alternative investments. Currently, the Company is pursuing the following key business strategies in three areas: (1) insurance; (2) asset management and alternative investments; and (3) capital management.

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

    On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance compared to the levels before the financial crisis that began in 2008. The Company believes that if interest rates increase somewhat in 2022 demand for bond insurance may improve somewhat.

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

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2021	2020	2019
	(dollars in billions)
Par:
New municipal bonds issued	$456.7	$451.8	$406.6
Total insured	$37.5	$34.2	$23.9
Insured by Assured Guaranty	$22.6	$19.7	$14.0
Number of issues:
New municipal bonds issued	11,819	11,857	10,590
Total insured	2,198	2,140	1,724
Insured by Assured Guaranty	1,076	982	839
Bond insurance market penetration based on:
Par	8.2%	7.6%	5.9%
Number of issues	18.6%	18.0%	16.3%
Single A par sold	26.6%	28.3%	21.4%
Single A transactions sold	56.6%	54.3%	54.9%
$25 million and under par sold	21.3%	20.9%	18.1%
$25 million and under transactions sold	21.7%	21.0%	19.7%
____________________
(1)    Source: The amounts in the table are those reported by Thomson Reuters. The table excludes Corporate-CUSIP transactions insured by Assured Guaranty, which the Company also considers to be public finance business.

    The Company also considers opportunities to acquire financial guaranty portfolios, whether by acquiring financial guarantors who are no longer actively writing new business or their insured portfolios, generally through reinsurance. These transactions enable the Company to improve its future earnings and deploy excess capital.

    Commutations. The Company entered into a commutation agreement to reassume previously ceded business in 2020 that resulted in a gain of $38 million. There were no commutations in 2021. In the future, the Company may enter into new commutation agreements to reassume portions of its insured business ceded to other reinsurers, but such opportunities are expected to be limited given the small number of unaffiliated reinsurers currently reinsuring the Company.

Loss Mitigation

    In an effort to avoid, reduce or recover losses and potential losses in its insurance portfolio, the Company employs a number of strategies.

    In the public finance area, the Company believes its experience and the resources it is prepared to deploy, as well as its ability to provide bond insurance or other contributions as part of a solution, result in more favorable outcomes in distressed public finance situations than would be the case without its participation. This has been illustrated by the Company’s role in the Detroit, Michigan and Stockton, California financial crises, and more recently by the Company’s role in negotiating various agreements in connection with the restructuring of obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations. The Company will also, where appropriate, pursue litigation to enforce its rights. For example, it initiated a number of legal actions to enforce its rights with respect to obligations of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations.

The Company negotiated with the Financial Oversight and Management Board (the FOMB) and other stakeholders over approximately five years and entered into support agreements covering $3.4 billion, or 95% of the Company’s insured net par outstanding of Puerto Rico exposures. All of the Company’s Puerto Rico exposures that were in payment default on December 31, 2021, are covered by the support agreements. The plan of adjustment contemplated by one of those support agreements, covering $1.2 billion, or 34% of the Company’s insured net par outstanding of Puerto Rico exposures, was confirmed on January 18, 2022. Then, on January 20, 2022, orders were entered finalizing the consensual modification contemplated by the support agreements for another $168 million outstanding as of December 31, 2021, of the Company’s insured Puerto Rico exposures. As a consequence, $1.4 billion net par outstanding, or 39% of the Company’s Puerto Rico net par outstanding as of December 31, 2021, now benefits from court orders for resolution.

On January 18, 2022, an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan) was entered by the United States District Court of the District of Puerto Rico acting under Title III of PROMESA (the Title III Court). The GO/PBA Plan restructures approximately $35 billion of debt (including the Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) bonds insured by the Company) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations consistent with the terms of the settlement embodied in revised GO and PBA plan support agreement (PSA) entered into by AGM and AGC on February 22, 2021, with certain other stakeholders, the Commonwealth, and the FOMB (GO/PBA PSA). The FOMB will set the effective date for the GO/PBA Plan (GO/PBA Effective Date), and has announced that it expects the GO/PBA Effective Date to be on or before March 15, 2022.

In addition to the GO/PBA PSA, the Company has entered into the support agreements described below (Support Agreements):

•HTA/CCDA PSA: A PSA with certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Convention Center District Authority (PRCCDA) entered into by AGM and AGC on May 5, 2021.

•PRIFA PSA: A PSA signed on July 27, 2021 by certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Infrastructure Financing Authority (PRIFA) and joined by AGC on July 28, 2021.

•PREPA RSA: A restructuring support agreement with the Puerto Rico Electric Power Authority (PREPA) and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB with respect to PREPA, entered into by AGM and AGC on May 3, 2019.

On January 20, 2022, the United States District Court of the District of Puerto Rico (Federal District Court for Puerto Rico) entered an order under Title VI of PROMESA modifying the PRCCDA debt consistent with the HTA/CCDA PSA (PRCCDA Modification).The Company expects the effective date of the PRCCDA Modification to be the same date as the GO/PBA Effective Date. Also on January 20, 2022, the Federal District Court for Puerto Rico entered an order under Title VI of PROMESA modifying the PRIFA debt consistent with the PRIFA PSA (PRIFA Modification). The Company expects the effective date of the PRIFA Modification to be the same date as the GO/PBA Effective Date. Effectiveness of the PRIFA Modification is subject to certain conditions described in the PRIFA order.

Each Support Agreement includes a number of conditions and the related debtor’s plan of adjustment must be approved by the Title III Court, or the related debt must be modified by court order under Title VI of PROMESA, so there can be no assurance that the consensual resolutions embodied in all of the Support Agreements will be achieved in their current form, or at all. Additionally, the GO/PBA Plan, PRCCDA Modification, PRIFA Modification and any additional plans of adjustment or debt modifications (together with the GO/PBA Plan, PRCCDA Modification and PRIFA Modification, PR Resolutions) may be subject to further legal challenge or the relevant parties may not live up to their obligations under them. Both economic and political developments, including those related to the COVID-19 pandemic, may impact implementation of the PR Resolutions and the amount the Company realizes under the PR Resolutions, as well as the performance of the remaining Puerto Rico exposures. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company’s results of operations and shareholders’ equity. Nevertheless, the Company believes these developments mark a milestone in its Puerto Rico loss mitigation efforts. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure and the Insured Portfolio section below.

    The Company is and has for several years been working with the servicers of some of the RMBS it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

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

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of December 31, 2021, AssuredIM is a top 25 CLO manager by AUM, as published by Creditflux Ltd. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending and liquid strategies relating to municipal obligations.

Over time, the Company seeks to broaden and further diversify its Asset Management segment leading to increased AUM and a fee-generating platform. The Company intends to leverage the AssuredIM infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations.

The Company monitors certain operating metrics that are common to the asset management industry. These operating metrics include, but are not limited to, funded AUM and unfunded capital commitments (together, AUM) and investment advisory management and performance fees. The Company considers the categorization of its AUM by product type to be a useful lens in monitoring the Asset Management segment. AUM by product type assists in measuring the duration of AUM for which the Asset Management segment has the potential to earn management fees and performance fees. For a discussion of the metric AUM, see “— Results of Operations by Segment — Asset Management Segment.”

Additionally, the Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company allocated $750 million of capital to invest in funds managed by AssuredIM plus $550 million of the U.S. Insurance Subsidiaries’ invested assets now managed by AssuredIM under an IMA. The Company is using these allocations to: (a) launch new products (CLOs, opportunity funds and liquid strategy funds) on the AssuredIM platform; and (b) enhance the returns of its own investment portfolio.

As of December 31, 2021, AGAS had committed $702 million to AssuredIM Funds, including $244 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, asset-based finance, healthcare structured capital and municipal bonds.

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

    From 2013 through February 24, 2022, the Company has repurchased 133.7 million common shares for approximately $4,250 million, representing approximately 69% of the total shares outstanding at the beginning of the repurchase program in 2013. On February 23, 2022, the Board authorized the repurchase of an additional $350 million of common shares. Under this and previous authorizations, as of February 24, 2022, the Company was authorized to purchase $364 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013-2020	$3,662	121.508	$30.14
2021	496	10.519	47.19
2022 (through February 24, 2022)	92	1.683	54.32
Cumulative repurchases since the beginning of 2013	$4,250	133.710	31.78
Accretive Effect of Cumulative Repurchases (1)

	Year Ended December 31,		As of December 31,
	2021	2020	2021	2020
	(per share)
Net income (loss) attributable to AGL	$2.78	$2.26
Adjusted operating income	3.47	1.73
Shareholders’ equity attributable to AGL			$40.67	$33.69
Adjusted operating shareholders’ equity			37.87	29.32
Adjusted book value			65.58	51.48
_________________
(1)    Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013. Excludes the effect of cancelled shares that the Company received from the Company’s former Chief Investment Officer and Head of Asset Management pursuant to the terms of the separation agreement dated August 6, 2020. See Item 8. Financial Statements and Supplementary Data, Note 17, Related Party Transactions.

The Company considers the appropriate mix of debt and equity in its capital structure. On May 26, 2021, the Company issued $500 million of 3.15% Senior Notes, due in 2031 for net proceeds of $494 million. On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes were used to redeem $200 million of AGMH debt as follows: all $100 million of AGMH’s 6 7/8% Quarterly Interest Bonds due in 2101, and $100 million of the $230 million of AGMH’s 6.25% Notes due in 2102. On August 20, 2021, the Company issued $400 million of 3.6% Senior Notes, due in 2051 for net proceeds of $395 million. On September 27, 2021, all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $400 million of AGMH and AGUS debt as follows: all $100 million of AGMH’s 5.60% Notes due in 2103; the remaining $130 million of AGMH 6.25% Notes due in 2102; and $170 million of the $500 million of AGUS 5% Senior Notes due in 2024. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies” for the U.S. Holding Companies’ expected debt service for its long-term debt.

In 2021, as a result of these redemptions, the Company recognized a loss on extinguishment of debt of approximately $175 million on a pre-tax basis ($138 million after-tax) which represents the difference between the amount paid to redeem the debt and the carrying value of the debt. The carrying value of the debt included the unamortized fair value adjustments that were recorded upon the acquisition of AGMH in 2009.

Proceeds from the debt issuances that were not used to redeem debt were used for general corporate purposes, including share repurchases.

Since the second quarter of 2017, AGUS has purchased $154 million in principal of AGMH’s outstanding Junior Subordinated Debentures. The Company may choose to redeem or make additional purchases of this or other Company debt in the future. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies”, and Item 8. Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities.

Municipal Assurance Corp. Merger

On April 1, 2021, MAC merged with and into AGM, with AGM as the surviving company. Upon the merger all direct insurance policies issued by MAC became direct insurance obligations of AGM. As a result, the Company wrote off the $16 million carrying value of MAC’s insurance licenses in the first quarter of 2021. This restructuring of the Company’s U.S. Insurance Subsidiaries simplified the organizational and capital structure, reduced costs, and increased the future dividend capacity of the U.S. Insurance Subsidiaries.

Executive Summary

The primary drivers of volatility in the Company’s net income include: changes in fair value of credit derivatives, FG VIEs, CIVs, and CCS, in addition to loss and LAE, foreign exchange gains (losses), the level of refundings of insured obligations, and changes in the value of the Company’s alternative investments, as well as the effects of any large settlements, commutations and loss mitigation strategies, among other factors. Changes in the fair value of AssuredIM Funds affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial results include the results of AssuredIM after the date of acquisition on October 1, 2019.

Financial Results

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
GAAP (1)
Net income (loss) attributable to AGL	$389	$362	$402
Net income (loss) attributable to AGL per diluted share	$5.23	$4.19	$4.00
Weighted average diluted shares	74.3	86.2	100.2

Non-GAAP (1)
Adjusted operating income (loss) (3)	$470	$256	$391
Adjusted operating income per diluted share	$6.32	$2.97	$3.91
Weighted average diluted shares	74.3	86.2	100.2

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$30	$(12)	$—
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$0.41	$(0.14)	$—

Components of total adjusted operating income (loss)
Insurance segment	$722	$429	$512
Asset Management segment (1)	(19)	(50)	(10)
Corporate division	(263)	(111)	(111)
Other (2)	30	(12)	—
Adjusted operating income (loss)	$470	$256	$391

Insurance Segment
Gross written premiums (GWP)	$377	$454	$677
Present value of new business production (PVP) (3)	361	390	569
Gross par written	26,656	23,265	24,353

Asset Management Segment (1)
AUM:
Inflows - third party	$2,971	$1,618	$929
Inflows - intercompany	243	1,257	213

	As of December 31, 2021		As of December 31, 2020
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$6,292	$93.19	$6,643	$85.66
Adjusted operating shareholders’ equity (3)	5,991	88.73	6,087	78.49
Adjusted book value (3)	8,823	130.67	8,908	114.87
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	32	0.47	2	0.03
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	23	0.34	(8)	(0.10)
Common shares outstanding (4)	67.5		77.5
____________________
(1)    2019 amounts include AssuredIM results only for the period from October 1, 2019, the BlueMountain Acquisition date, through December 31, 2019.
(2)    Relates to the effect of consolidating FG VIEs and CIVs.
(3)    See “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (GAAP), a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available, and for additional details.
(4)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues:
Net earned premiums	$414	$485	$476
Net investment income	269	297	378
Asset management fees	88	89	22
Net realized investment gains (losses)	15	18	22
Fair value gains (losses) on credit derivatives	(58)	81	(6)
Fair value gains (losses) on CCS	(28)	(1)	(22)
Fair value gains (losses) on FG VIEs	23	(10)	42
Fair value gains (losses) on CIVs	127	41	(3)
Foreign exchange gains (losses) on remeasurement	(23)	39	24
Commutation gains (losses)	—	38	1
Other income (loss)	21	38	29
Total revenues	848	1,115	963
Expenses:
Loss and LAE (benefit)	(220)	203	93
Interest expense	87	85	89
Loss on extinguishment of debt	175	—	—
Amortization of deferred acquisition cost (DAC)	14	16	18
Employee compensation and benefit expenses	230	228	178
Other operating expenses	179	197	125
Total expenses	465	729	503
Income (loss) before provision for income taxes and equity in earnings of investees	383	386	460
Equity in earnings of investees	94	27	4
Income (loss) before income taxes	477	413	464
Less: Provision (benefit) for income taxes	58	45	63
Net income (loss)	419	368	401
Less: Noncontrolling interests	30	6	(1)
Net income (loss) attributable to Assured Guaranty Ltd.	$389	$362	$402

Effective tax rate on net income (loss)	12.2%	10.9%	13.7%

Net income attributable to AGL for 2021 was higher compared with 2020 primarily due to the following:

•benefit in loss and LAE of $220 million in 2021 compared with expense in loss and LAE of $203 million 2020, which primarily included benefits for both Puerto Rico and U.S. RMBS exposures in 2021 and Puerto Rico losses in 2020,

•higher fair value gains on CIVs of $127 million in 2021 compared with $41 million in 2020, which includes a $31 million gain on consolidation of an AssuredIM fund in 2021 as well as increase in the fair value of the investments in CIVs; and

•higher equity in earnings of investees gains from alternative investments, including AssuredIM Funds, in 2021 compared with 2020.

These increases were offset in part by:

•the loss on extinguishment of debt of $175 million on a pre-tax basis ($138 million after-tax) related to the redemption of $600 million of long-term debt in 2021,

•fair value losses on credit derivatives of $58 million in 2021 compared with gains of $81 million in 2020; and

•lower earned premiums in 2021 compared with 2020.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 27.5%, and no taxes for the Company’s Bermuda Subsidiaries, unless subject to U.S. tax by election or as a U.S. CFC. The effective tax rate in 2021 was higher than in 2020 due primarily to differences in the portion of income generated by various jurisdictions.

Adjusted Operating Income

Adjusted operating income in 2021 was $470 million, compared with $256 million in 2020. The increase was primarily attributable to the Insurance segment which recognized a benefit related to its Puerto Rico and U.S RMBS exposures in 2021. The effect of consolidating FG VIEs and CIVs also contributed $30 million in 2021 primarily attributable to a fair value gain on consolidation associated with a newly consolidated AssuredIM Fund in 2021. The effect of consolidating FG VIEs and CIVs was a loss of $12 million in 2020 primarily attributable to fair value losses associated with FG VIEs. These increases were partially offset by larger losses in the Corporate division associated with the extinguishment of debt. See “— Results of Operations — Reconciliation to GAAP” below.

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL declined since December 31, 2020, as net income was offset by other comprehensive loss, share repurchases and dividends. Adjusted operating shareholders’ equity and adjusted book value also declined primarily due to share repurchases, dividends and the loss on extinguishment of debt offset in part, in the case of adjusted book value, by new business development.

    Shareholder’s equity attributable to AGL per share, adjusted operating shareholders’ equity per share and adjusted book value per share all reached record highs in 2021 at $93.19, $88.73 and $130.67, respectively. The increase in each of these per share measures, as compared with December 31, 2020, was primarily due to positive loss development and the accretive effect of the share repurchase program, partially offset by the loss on extinguishment of debt recognized in the third quarter of 2021. In the case of adjusted book value per share, net premiums written in the Insurance segment also contributed to the increase compared with December 31, 2020. See “— Overview — Key Business Strategies , Accretive Effect of Cumulative Repurchases” table above. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

Other Matters

LIBOR Sunset

IBA and FCA first announced in 2017 that the publication of LIBOR would cease at the end of 2021. Many legal documents entered into prior to that time did not include robust fallback language contemplating the permanent suspension of the publication of LIBOR. On March 5, 2021, IBA and FCA confirmed a representative panel of banks will continue setting 1, 3, 6 and 12-month U.S. Dollar LIBOR through June 2023, rather than December 31, 2021 as originally announced. The Company believes that the continued publication of U.S. Dollar LIBOR on the current basis after June 2023 is unlikely. The publication of all sterling LIBOR rates ceased on December 31, 2021, as originally announced.

The Company has exposure to LIBOR in the following areas:

i.The Company projects that in June 2023 it will have approximately $3.1 billion of insured net par outstanding to obligors that the Company is aware have assets, liabilities or hedges that reference U.S. Dollar LIBOR. Of the $3.1 billion of insured net par, approximately $1.0 billion is currently rated BIG by the Company. The Company also had $278 million of insured net par outstanding at December 31, 2021 to obligors that the Company is aware have assets, liabilities or hedges that reference sterling LIBOR. In each case, the transactions are generally governed by documentation entered into prior to the announcement that the publication of LIBOR would cease. These obligors, not the Company, are responsible for any financial cost of the transition away from LIBOR. The

Company is impacted if such costs result in payment defaults of obligations the Company insures or increase the amount of losses the Company is required to pay for insured transactions already in payment default.

ii.The Company owned loss mitigation securities with a market value of approximately $583 million on December 31, 2021 that reference U.S. Dollar LIBOR, generally governed by documentation entered into prior to the announcement that the publication of LIBOR would cease. The transition away from U.S. Dollar LIBOR may impact the market value and total amounts eventually received from such investments.

iii.The Company’s subsidiary AGUS has $150 million of debentures outstanding that bear a floating rate interest tied to U.S. Dollar LIBOR. In 2021, the Company paid $4 million of interest on those debentures. In addition, the Company’s subsidiary AGMH has $146 million of debentures outstanding that will convert to a floating interest rate tied to U.S. Dollar LIBOR after December 15, 2036. The Company benefits from $400 million of CCS that pay a rate tied to U.S. Dollar LIBOR. In 2021, the amount the Company paid on the CCS was $10 million.

iv.Certain obligations issued by, and certain assets owned by, the Company’s CIVs pay interest tied to U.S. Dollar LIBOR. The documents relevant to the CIVs generally were executed after the planned cessation of U.S. Dollar LIBOR was announced, and contain robust fallback language.

    U.S. Dollar LIBOR. As part of its insured portfolio surveillance process, the Company’s surveillance team evaluates the potential impact of the transition from U.S. Dollar LIBOR on the Company’s insured exposures. The Company is generally in contact with relevant parties to insured transactions most likely to be impacted by the transition from U.S. Dollar LIBOR. In many instances it is difficult to amend the relevant documentation, so legislation to address the issue would, in the Company’s opinion, be very helpful. There has been recent progress on relevant legislation.

On April 6, 2021, New York’s governor signed into law legislation that provides, among other things, that any LIBOR based-contracts governed by New York law that do not have adequate fallback language or replacement rate provisions will, by operation of law, use the Secured Overnight Finance Rate (SOFR) as a benchmark replacement when LIBOR ceases to exist (NY Legacy LIBOR Law). While each exposure is contract-specific, most LIBOR provisions relevant to the Company are governed by New York law, so the NY Legacy LIBOR Law is a helpful development for those contracts relevant to the Company with less robust fallback language and where parties are unlikely to negotiate a new rate.

On December 8, 2021, the U.S. House of Representatives passed H.R. 4616, the Adjustable Interest Rate (LIBOR) Act of 2021 (the LIBOR Act) which, similar to the NY Legacy LIBOR Law, provides for transition to SOFR (as recommended by the Federal Reserve Board) for LIBOR-based contracts that do not have adequate fallback language or a replacement rate is not selected by a determining person. The LIBOR Act is now with the U.S. Senate. Enactment of the LIBOR Act would address those portions of the Company’s insured portfolio with assets, liabilities or hedges that reference U.S. Dollar LIBOR and not governed by New York law, as well as the CCS. The Company expects the LIBOR Act will passed in the first half of 2022.

While most of the parties relevant to the Company’s exposure to U.S. Dollar LIBOR have not yet expressly committed to a course of action, the NY Legacy LIBOR Law (and the LIBOR Act if enacted) provide a replacement rate and a safe harbor from liability as a result of the transition from U.S. LIBOR.

Sterling LIBOR. The Company is cooperating with the relevant parties to amend the relevant documents referencing sterling LIBOR in its insured portfolio to instead reference Sterling Overnight Interbank Average Rate (SONIA), and the Company believes such amendments will be completed by year end 2022. In the meantime, the FCA has authorized temporary use of synthetic sterling LIBOR, which approximates what LIBOR might have been.

Income Taxes

    The U.S. Internal Revenue Service and Department of the Treasury issued final and proposed regulations in October 2020 relating to the tax treatment of PFICs. The final regulations are not expected to have a material impact to the Company’s business operation or its shareholders and the proposed regulations are continuing to be evaluated.

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

The accounting policies that the Company believes are the most dependent on the application of judgment, estimates and assumptions are listed below. See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for the Company’s significant accounting policies which includes a reference to the note where further details regarding the significant estimates and assumptions are provided, as well as Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for further details regarding sensitivity analysis.

•Expected loss to be paid (recovered)
•Premium revenue recognition
•Fair value of certain assets and liabilities, primarily:
▪Investments
▪Assets and liabilities of CIVs
▪Assets and liabilities of FG VIEs
▪Credit derivatives
•Recoverability of goodwill and other intangible assets
•Credit impairment of financial instruments
•Income tax assets and liabilities, including the recoverability of deferred tax assets (liabilities)

In addition, the valuation of AUM, which is the basis for calculating certain asset management fees, is based on estimates and assumptions. AUM valuations are often performed by independent pricing services based on observable and unobservable inputs. AUM may be impacted by a wide range of factors, including the condition of the global economy and financial markets, the relative attractiveness of the investment strategies of AssuredIM, and regulatory or other governmental policies or actions. For an explanation of how the Company defines and uses the AUM metric and why it provides useful information to investors, see “— Results of Operations by Segment — Asset Management Segment”.

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

Results of Operations by Segment

The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company’s CODM reviews the business to assess performance and allocate resources. The following describes the components of each segment, along with the Corporate division and Other categories. The Insurance and Asset Management segments and the Corporate division are presented without giving effect to the consolidation of FG VIEs and CIVs.

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 8, Financial Statements and Supplementary Data, Note 3, Segment Information,. Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics.

Insurance Segment Results

Insurance Segment Results

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$438	$504	$511
Net investment income	280	310	383
Commutation gains (losses)	—	38	1
Other income (loss)	15	22	22
Total segment revenues	733	874	917
Segment expenses
Loss expense (benefit)	(221)	204	86
Amortization of DAC	14	16	18
Employee compensation and benefit expenses	142	143	137
Other operating expenses	98	83	83
Total segment expenses	33	446	324
Equity in earnings of investees	144	61	2
Segment adjusted operating income (loss) before income taxes	844	489	595
Less: Provision (benefit) for income taxes	122	60	83
Segment adjusted operating income (loss)	$722	$429	$512

Insurance New Business Production

Gross Written Premiums and New Business Production

	Year Ended December 31,
	2021	2020	2019
	(in millions)
GWP
Public Finance—U.S.	$231	$294	$198
Public Finance—non-U.S.	89	142	417
Structured Finance—U.S.	51	18	57
Structured Finance—non-U.S.	6	—	5
Total GWP	$377	$454	$677

PVP (1):
Public Finance—U.S.	$235	$292	$201
Public Finance—non-U.S.	79	82	308
Structured Finance—U.S.	42	14	53
Structured Finance—non-U.S.	5	2	7
Total PVP	$361	$390	$569

Gross Par Written (1):
Public Finance—U.S.	$23,793	$21,198	$16,337
Public Finance—non-U.S.	1,117	1,434	6,347
Structured Finance—U.S.	1,316	380	1,581
Structured Finance—non-U.S.	430	253	88
Total gross par written	$26,656	$23,265	$24,353

Average rating on new business written	A-	A-	A
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.”

    GWP relates to both financial guaranty insurance and specialty insurance and reinsurance contracts. Financial guaranty insurance and reinsurance GWP includes: (1) amounts collected upfront on new business written; (2) the present value of future contractual or expected premiums on new business written (discounted at risk-free rates); and (3) the effects of changes in the estimated lives of certain transactions in the in-force book of business. Specialty insurance and reinsurance GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore are not included in GWP.

The non-GAAP financial measure, PVP, includes upfront premiums and the present value of expected future installments on new business at the time of issuance, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, for all contracts whether in insurance or credit derivative form. See “— Non-GAAP Financial Measures” below.

Direct U.S. public finance GWP and PVP decreased in 2021 to $220 million and $224 million, respectively, compared with $294 million and $292 million in direct GWP and PVP, respectively, in 2020, primarily due to reduced average premium rates in 2021 due to tighter credit spreads. The onset of the COVID-19 pandemic in the first half of 2020 generated an increase in demand for insurance (particularly in the secondary market), and attractive pricing opportunities which were not replicated in 2021 as markets stabilized. The Company's direct par written represented 60% of the total U.S. municipal market insured issuance in 2021, compared with 58% in 2020, and the Company’s penetration of all municipal issuance increased to 5.0% in 2021 from 4.4% in 2020.

In 2021, non-U.S. public finance GWP and PVP included the restructuring of several existing transactions that resulted in additional GWP and PVP, without an increase in gross par, and several large transactions including a large U.K. university housing transaction, a U.K. hospital transaction and a renewable energy transaction. Non-U.S public finance GWP and PVP decreased 37% and 4%, respectively. Excluding amounts relating to one large long-dated policy written in 2020, for which

GWP includes the present value of all contractual future premiums, while PVP includes the present value of only expected future premiums, non-U.S. public finance GWP and PVP increased 6% and 5%, respectively.

Business activity in the international infrastructure and structured finance sectors typically has long lead times and therefore may vary from period to period.

Net Earned Premiums and Credit Derivative Revenues

    Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of financial guaranty insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, books of business acquired in a business combination or reassumptions of previously ceded business . See Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Premiums, for additional information.

    Net earned premiums due to accelerations are attributable to changes in the expected lives of insured obligations driven by: (i) refundings of insured obligations; or (ii) terminations of insured obligations either through negotiated agreements or the exercise of the Company’s contractual rights to make claim payments on an accelerated basis.

    Refundings occur in the public finance market when municipalities and other public finance issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the remaining nonrefundable deferred premium revenue. The amortization of our outstanding book of business along with the previously high levels of refunding activity has led to a lower volume of refunding opportunities over the last several years.

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

The Company has not written any new credit derivatives since 2009. Other than credit derivatives that may be acquired in business combinations and reinsurance agreements, or as part of loss mitigation strategies, credit derivative exposure is expected to decline.

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$290	$292	$278
Accelerations:
Refundings	56	123	115
Terminations	1	6	10
Total accelerations	57	129	125
Total public finance	347	421	403
Structured finance
Scheduled net earned premiums (1)	66	67	78
Accelerations	2	—	7
Total structured finance	68	67	85
Specialty insurance and reinsurance	3	2	6
Total net earned premiums	418	490	494

Credit derivative revenues:
Scheduled net earned premiums	13	13	17
Accelerations	7	1	—
Total credit derivative revenues	20	14	17
Total net earned premiums and credit derivative revenues	$438	$504	$511
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues decreased in 2021 compared with 2020 primarily due to lower net earned premiums from refundings and terminations. At December 31, 2021, $3.8 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

    Net Investment Income and Equity in Earnings of Investees

Net investment income is a function of the yield that the Company earns on fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Equity method investments in the Insurance segment include investments AGM, AGC and, until its merger with AGM on April 1, 2021, MAC (collectively, the U.S. Insurance Subsidiaries) make in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is reported in “equity in earnings of investees” and typically represents the change in NAV of AssuredIM Funds and the Company’s share of earnings of its other investees. The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. As of December 31, 2021, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $702 million, of which $458 million represented net invested capital and $244 million was undrawn.

Insurance Segment
Net Investment Income and Equity in Earnings of Investees

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net investment income
Externally managed	$202	$231	$272
Loss mitigation securities and other	58	69	115
Managed by AssuredIM (1)	16	8	—
Intercompany loans	10	10	5
Investment income	286	318	392
Investment expenses	(6)	(8)	(9)
Net investment income	$280	$310	$383

Equity in earnings of investees
AssuredIM Funds	$80	$42	$(2)
Other	64	19	4
Equity in earnings of investees	$144	$61	$2
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

Net investment income decreased in 2021 compared with 2020 primarily due to lower average balances in the fixed-maturity investment portfolio, lower reinvestment yields and lower income on loss mitigation securities. The overall pre-tax book yield was 2.93% as of December 31, 2021 and 3.25% as of December 31, 2020, respectively. Excluding the internally managed portfolio and portfolio managed by AssuredIM, pre-tax book yield was 2.92% as of December 31, 2021, compared with 2.93% as of December 31, 2020.

Equity in earnings of AssuredIM Funds in 2021 was primarily attributable to higher valuations of assets held in: (i) the healthcare fund that opened at the end of 2020; (ii) CLO funds; and (iii) the asset-based fund that was launched in the third quarter of 2021. Healthcare fund performance was driven by improved financial projections for a number of the portfolio companies as well as upward movement in the traded market multiples of comparable public companies. CLO funds’ performance was driven by continued tightening of credit spreads. The asset-based fund’s performance was driven by improved financial projections and increases in the market multiples of comparable public companies.

Equity in earnings of other investments increased in 2021 compared with 2020 primarily due to a large fair value gain on a specific investment in a private equity fund.

Equity in earnings of AssuredIM Funds in 2020 mainly consisted of fair value gains in the CLO Funds as a result of trading gains as the market rebounded post the initial pandemic dislocation and tightening of yields, and gains in the healthcare funds (one of which launched in the fourth quarter of 2020) due to improved financial projections and favorable movements in market multiples of comparable public companies.

    Commutation Gains (Losses)

In connection with the reassumption of previously ceded books of financial guaranty business, the Company recognized commutation gains of $38 million in 2020. There were no commutations in 2021.

    Other Income (Loss)

Other income (loss) consists of recurring items such as ancillary fees on financial guaranty policies for commitments and consents, foreign exchange gain (loss) on remeasurement, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries. Other income decreased in 2021 compared with 2020 due primarily to the recovery of a previously written off insurance premium in 2020.

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

•Note 6 for contracts accounted for as insurance;
•Note 7 for contracts accounted for as credit derivatives;
•Note 9 for FG VIEs; and
•Note 10 for fair value methodologies for credit derivatives and FG VIEs’ assets and liabilities.

In order to efficiently evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses expected losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid (recovered) primarily consists of the present value of future: expected claim and LAE payments; expected recoveries from issuers or excess spread; cessions to reinsurers; expected recoveries/payables stemming from breaches of representation and warranties (R&W); and, the effects of other loss mitigation strategies. Assumptions used in the determination of the net expected loss to be paid (recovered) such as delinquency, severity, and discount rates and expected time frames to recovery were consistent by sector regardless of the accounting model used.

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

Risk-Free Rates Used in Expected Loss (Recovery) for
U.S. Dollar Denominated Obligations

	As of December 31,
	2021			2020			2019
Range	0.00%	–	1.98%	0.0%	–	1.72%	0.00%	–	2.45%
Weighted average	1.02%			0.60%			1.94%

The composition of economic loss development (benefit) by accounting model and by sector are presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
Accounting Model	2021	2020	2021	2020	2019
	(in millions)
Insurance	$364	$471	$(281)	$142	$14
FG VIEs	42	59	(20)	1	(29)
Credit derivatives	5	(1)	14	2	14
Total	$411	$529	$(287)	$145	$(1)

Net exposure rated BIG	$7,440	$7,988

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
Sector	2021	2020	2021	2020	2019
	(in millions)
U.S. public finance	$197	$305	$(182)	$190	$224
Non-U.S. public finance	12	36	(22)	13	(9)
Structured finance:
U.S. RMBS	150	148	(100)	(71)	(234)
Other structured finance	52	40	17	13	18
Structured finance	202	188	(83)	(58)	(216)
Total	$411	$529	$(287)	$145	$(1)

Effect of changes in the risk-free rates included in net economic loss development (benefit)			$(33)	$13	$(11)

        2021 Net Economic Loss Development

    Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of December 31, 2021, compared with $5.4 billion as of December 31, 2020. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2021 will be $197 million, compared with $305 million as of December 31, 2020. The economic benefit on U.S. exposures in 2021 was $182 million, which was primarily attributable to certain Puerto Rico exposures. In the fourth quarter of 2021, the Company sold a portion of its salvage and subrogation recoverable asset associated with certain matured Puerto Rico GO and PREPA exposures on which the Company had previously paid claims. This sale resulted in proceeds of $383 million, including $56 million that was settled in January 2022. The Company has continued to make such sales, and received an additional $133 million in proceeds in connection with additional such sales in 2022 through February 18, 2022. Also in the fourth quarter of 2021, the Company increased its assumptions for the value of the remaining contingent value instruments (CVIs) and recovery bonds to be received under the GO/PBA Plan and other settlements. During 2021, the Company also incorporated refinements in certain terms of the Puerto Rico support agreements. See Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, for details about significant developments that have taken place in Puerto Rico.

    The economic benefit of $22 million for non-U.S. public finance exposures during 2021 was mainly due to the impact of higher Euro Interbank Offered Rate (Euribor), the restructuring of certain exposures and an improved performance outlook for certain road exposures.

    U.S. RMBS: The net benefit attributable to U.S. RMBS of $100 million was mainly related to a $72 million benefit related to higher recoveries on charged-off second lien loans, a $28 million benefit related to improvement in transaction performance, a $23 million benefit related to assumed recovery on certain deferred principal balances in first lien loans, and a benefit of $18 million related to changes in discount rates, partially offset by loss of $41 million related to lower excess spread.

    Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $17 million, which was primarily attributable to LAE for certain transactions and deterioration of certain aircraft RVI exposures.

        2020 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of December 31, 2020 compared with $5.8 billion as of December 31, 2019. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2020 would be $305 million, compared with $531 million as of December 31, 2019. Economic loss development on U.S. exposures in 2020 was $190 million, which was primarily attributable to Puerto Rico exposures.

The economic loss development of approximately $13 million for non-U.S. public finance exposures during 2020 was mainly due to the impact of lower Euribor.

U.S. RMBS: The net benefit attributable to U.S. RMBS of $71 million was mainly related to higher excess spread of approximately $88 million on certain transactions supported by large portions of fixed-rate assets (either originally fixed or modified to be fixed) and with insured floating rate debt linked to LIBOR, which decreased in 2020. This was partially offset primarily by the impact of COVID-19-related forbearances.

Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $13 million, which was primarily attributable to LAE for certain transactions and deterioration of certain aircraft RVI exposures.

    Insurance Segment Loss Expense (Benefit)

    The primary differences between net economic loss development and the amount reported as “loss and LAE (benefit)” in the consolidated statements of operations are that loss and LAE: (1) considers deferred premium revenue in the calculation of loss reserves and the corresponding loss and LAE for financial guaranty insurance contracts; (2) eliminates loss and LAE related to FG VIEs; and (3) does not include estimated losses on credit derivatives.

    Insurance segment loss expense (benefit) includes loss and LAE (benefit) on financial guaranty insurance contracts without giving effect to eliminations related to consolidation of FG VIEs, and includes losses on credit derivatives.

    For financial guaranty insurance contracts, each transaction’s expected loss to be expensed is compared with the deferred premium revenue of that transaction. Expected loss to be expensed represents past or expected future net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income on financial guaranty insurance policies. Expected loss to be expensed is the Company’s projection of incurred losses that will be recognized in future periods, excluding accretion of discount. When the expected loss to be expensed exceeds the deferred premium revenue, a loss is recognized in income for the amount of such excess. Therefore, the timing of loss recognition in income does not necessarily coincide with the timing of the actual credit impairment or improvement reported in net economic loss development. Transactions (particularly BIG transactions) acquired in a business combination or seasoned portfolios assumed from legacy financial guaranty insurers generally have the largest deferred premium revenue balances. Therefore, the largest differences between net economic loss development and loss and LAE on financial guaranty insurance contracts generally relate to those policies.

The amount of Insurance segment loss expense (benefit), which includes all policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis.

While expected loss to be paid (recovered) is an important liquidity measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of net expected losses that will be recognized in the consolidated statement of operations in future periods as deferred premium revenue amortizes into income for financial guaranty insurance policies.

The following table presents the Insurance segment loss expense (benefit).

Insurance Segment
Loss Expense (Benefit)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
U.S. public finance	$(146)	$225	$247
Non-U.S. public finance	(9)	5	(7)
Structured finance:
U.S. RMBS	(84)	(36)	(176)
Other structured finance	18	10	22
Structured finance	(66)	(26)	(154)
Total Insurance segment loss expense (benefit)	$(221)	$204	$86

The primary components of the Insurance segment loss expense (benefit) were as follows:

•2021 was a benefit mainly driven by certain Puerto Rico exposures and improved recoveries in U.S. RMBS, and

•2020 was a loss mainly driven by an increase in expected loss on certain Puerto Rico exposures, partially offset by improved recoveries in U.S. RMBS.

For additional information on the expected timing of net expected losses to be expensed, see Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Losses.

    Other Operating Expenses

The increase in other operating expenses from $83 million in 2020 to $98 million in 2021 was primarily attributable to the write-off of a $16 million intangible asset attributable to MAC insurance licenses. MAC was merged with and into AGM on April 1, 2021. See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for additional information.

Financial Strength Ratings

On October 20, 2021, KBRA upgraded the financial strength rating of AGC from AA to AA+.

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

	S&P	KBRA	Moody’s	A.M. Best Company, Inc.
AGM	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	A2 (stable) (8/13/19)	—
AGC	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	(1)	—
AG Re	AA (stable) (7/8/21)	—	—	—
AGRO	AA (stable) (7/8/21)	—	—	A+ (stable) (7/15/21)
AGUK	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	A2 (stable) (8/13/19)	—
AGE	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	—	—
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

For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, Reinsurance and “—Liquidity and Capital Resources” section below.

Asset Management Segment Results

The Asset Management segment includes the results of AssuredIM (formerly BlueMountain). The BlueMountain Acquisition occurred on October 1, 2019, therefore 2019 results presented in the tables below include only the results of operations for the fourth quarter of 2019, while 2021 and 2020 results include full years of results.

Asset Management Segment Results

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Segment revenues
Management fees (1)	$76	$59	$18
Performance fees	1	1	4
Other income (loss)	6	6	—
Total segment revenues	83	66	22
Segment expenses
Employee compensation and benefit expenses	67	67	24
Interest expense	1	—	—
Other operating expenses (1) (2)	40	61	10
Total segment expenses	108	128	34
Segment adjusted operating income (loss) before income taxes	(25)	(62)	(12)
Less: Provision (benefit) for income taxes	(6)	(12)	(2)
Segment adjusted operating income (loss)	$(19)	$(50)	$(10)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the consolidated statement of operations such reimbursable expenses are shown gross as revenues.
(2)    Includes amortization of intangible assets of $12 million in 2021, $13 million in 2020 and $3 million in 2019.

Management Fees

    Management fees are generated by CLOs, opportunity funds, liquid strategies, and the wind-down funds. CLO fees are the net management fees that AssuredIM retains after rebating the portion of these fees that pertains to the CLO Equity that is held directly by AssuredIM Funds. Management fees from opportunity funds and liquid strategies include funds that were launched since the BlueMountain Acquisition in which the Insurance segment’s U.S. Insurance Subsidiaries invest along with two previously established opportunity funds in their harvest periods. The Company also generates fees from legacy hedge and opportunity funds now subject to an orderly wind-down.

Management Fees

	Year Ended December 31,
	2021	2020	2019
	(in millions)
CLOs	$48	$23	$3
Opportunity funds and liquid strategies	20	11	2
Wind-down funds	8	25	13
Total management fees	$76	$59	$18

CLO fees increased as a result of (i) higher fee-earning CLO AUM over the course of 2021, compared with 2020; and (ii) the deferral of CLO fees in 2020 that did not recur in 2021. CLO fee-earning AUM was $14.3 billion, or 97%, of total CLO AUM as of December 31, 2021, compared with $10.2 billion, or 74%, of total CLO AUM as of December 31, 2020. The increase in fee-earning CLO AUM was primarily due to the sale to third parties of CLO Equity from legacy funds, and the issuance of new CLOs. As of December 31, 2021, substantially all of the CLO equity held by legacy funds has been sold to third parties, which ends the fee rebates made back to these funds. In addition, the COVID-19 pandemic and downgrades in loan markets had triggered over-collateralization provisions in CLOs in the second and third quarters of 2020, resulting in the deferral of CLO management fees, which were recovered in the second half of 2020 and the first half of 2021. As of December 31, 2021, there were no CLOs managed by AssuredIM triggering over-collateralization provisions.

Fees from opportunity funds increased primarily due to a full year of management fees earned on the healthcare fund launched at the end of 2020. Fees from the wind-down funds decreased as distributions to investors continued. As of December 31, 2021, AUM of the wind-down funds was $0.6 billion compared with $1.6 billion as of December 31, 2020.

Expenses

Asset Management segment expenses decreased in 2021 compared to 2020 primarily due to a $13 million impairment of a right-of-use asset associated with the lease on AssuredIM’s headquarters in 2020 that did not recur in 2021, and lower placement fees. Expenses primarily consist of employee compensation and benefits, and also include other operating expenses such as rent, professional fees, placement fees, and depreciation. Amortization of finite-lived intangible assets mainly consist of AssuredIM’s CLO and investment management contracts and its CLO distribution network as discussed below.

Goodwill and Intangible Assets

As of December 31, 2021, the Company had $117 million in goodwill and $50 million in finite-lived intangible assets associated with the BlueMountain Acquisition. In 2021, the results of a qualitative assessment indicated that it was more likely-than-not that the fair value of the reporting unit was greater than its carrying value and therefore no goodwill impairment was recorded. To date, there have been no impairments of goodwill or finite-lived intangible assets. The Company’s goodwill impairment assessment is sensitive to the Company’s assumptions of discount rates, market multiples, projections of AUM growth, and other factors, which may vary. The Company continues to evaluate developments in market conditions, changes in key personnel and other factors that may impact the Company’s ability to raise third-party funds and retain and attract professionals, which may affect the carrying value of, and result in an impairment of, goodwill or intangible assets. Amortization expense associated with the finite-lived intangible assets was $12 million, $13 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

    Assets Under Management

The Company uses AUM as a metric to measure progress in its Asset Management segment. Management fee revenue is based on a variety of factors and is not perfectly correlated with AUM. However, the Company believes that AUM is a useful metric for assessing the relative size and scope of our asset management business. The Company uses measures of its AUM in its decision-making process and intends to use a measure of change in AUM in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

•the amount of aggregate collateral balance and principal cash of AssuredIM’s CLOs, including CLO Equity that may be held by AssuredIM Funds. This also includes CLO assets managed by BlueMountain Fuji Management, LLC (BM Fuji), which was sold to a third party in the second quarter of 2021. AssuredIM is not the investment manager of BM Fuji-advised CLOs, but following the sale, AssuredIM sub-advises and continues to provide personnel and other services to BM Fuji associated with the management of BM Fuji-advised CLOs pursuant to a sub-advisory agreement and a personnel and services agreement, consistent with past practices; and

•the net asset value of all funds and accounts other than CLOs, plus any unfunded commitments. Changes in NAV attributable to movements in fund value of certain private equity funds are reported on a quarter lag.

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

“Non-fee earning AUM” refers to assets where AssuredIM does not collect fees or has elected to waive or rebate fees to investors. AssuredIM reserves the right to waive some or all fees for certain investors, including investors affiliated with AssuredIM and/or the Company. Further, to the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance fees earned from the CLOs to the extent such fees are attributable to the wind-down and opportunity funds’ holdings of CLOs also managed by AssuredIM.

Roll Forward of Assets Under Management
Year Ended December 31, 2021

	CLOs	Opportunity Funds (1)	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2020	$13,856	$1,486	$383	$1,623	$17,348
Inflows - third party	2,608	363	—	—	2,971
Inflows - intercompany	227	16	—	—	243
Outflows:
Redemptions	—	—	—	—	—
Distributions	(1,843)	(509)	—	(1,017)	(3,369)
Total outflows	(1,843)	(509)	—	(1,017)	(3,369)
Net flows	992	(130)	—	(1,017)	(155)
Change in value	(149)	468	6	(24)	301
AUM, December 31, 2021	$14,699	$1,824	$389	$582	$17,494
_____________________
(1)    Distributions from opportunity funds include $286 million related to the AssuredIM Funds created prior to BlueMountain Acquisition. As of December 31, 2021, AUM related to these funds was $175 million.

Year Ended December 31, 2020

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2019	$12,758	$1,023	$—	$4,046	$17,827
Inflows - third party	837	761	20	—	1,618
Inflows - intercompany	535	372	350	—	1,257
Outflows:
Redemptions	—	—	—	—	—
Distributions	(370)	(723)	—	(2,241)	(3,334)
Total outflows	(370)	(723)	—	(2,241)	(3,334)
Net flows	1,002	410	370	(2,241)	(459)
Change in value	96	53	13	(182)	(20)
AUM, December 31, 2020	$13,856	$1,486	$383	$1,623	$17,348

Components of Assets Under Management

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of December 31, 2021:
Funded AUM	$14,575	$1,297	$389	$560	$16,821
Unfunded AUM	124	527	—	22	673

Fee earning AUM	$14,252	$1,527	$389	$408	$16,576
Non-fee earning AUM	447	297	—	174	918

Intercompany AUM:
Funded AUM	$541	$217	$368	$—	$1,126
Unfunded AUM	123	121	—	—	244

As of December 31, 2020:
Funded AUM	$13,809	$992	$383	$1,601	$16,785
Unfunded AUM	47	494	—	22	563

Fee earning AUM	$10,248	$1,176	$383	$1,133	$12,940
Non-fee earning AUM	3,608	310	—	490	4,408

Intercompany AUM:
Funded AUM	$405	$126	$362	$—	$893
Unfunded AUM	40	137	—	—	177

CLO AUM includes CLO Equity that is held by various AssuredIM Funds. This CLO Equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM Funds.

Opportunity Funds inflows in 2021 is primarily related to the healthcare strategy fund and the launch of a new asset-based fund in the third quarter of 2021.

Corporate Division Results

Corporate Division Results

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Revenues	$2	$9	$3
Expenses
Interest expense	96	95	94
Loss on extinguishment of debt	175	—	—
Employee compensation and benefit expenses	21	18	17
Other operating expenses	20	19	22
Total expenses	312	132	133
Equity in earnings of investees	—	(6)	—
Adjusted operating income (loss) before income taxes	(310)	(129)	(130)
Less: Provision (benefit) for income taxes	(47)	(18)	(19)
Adjusted operating income (loss)	$(263)	$(111)	$(111)

The Corporate division loss in 2021 increased compared with 2020 primarily due to the loss on extinguishment of debt of $175 million on a pre-tax basis ($138 million after-tax) associated with the redemption of the U.S. Holding Companies debt, which represents the difference between the amount paid to redeem the debt and the carrying value of the debt. The loss on extinguishment of debt primarily consists of a $156 million of acceleration of unamortized fair value adjustments that were originally recorded upon the acquisition of AGMH in 2009, and a $19 million make-whole payment associated with the redemption of $170 million of AGUS 5% Senior Notes. See Item 8, Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities.

Corporate division revenues in 2020 included a benefit recognized by the Company in connection with the separation of the former Chief Investment Officer and Head of Asset Management, partially offset by the loss on AGUS’ purchase of a portion of the principal amount of AGMH’s outstanding Junior Subordinated Debentures.

    Corporate division employee compensation and benefits expenses are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense of $10 million in both 2021 and 2020, related primarily to the $250 million AGUS debt issued to the U.S. Insurance Subsidiaries, which was borrowed in October 2020 in connection with the BlueMountain Acquisition. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable”, for additional information.

Equity in earnings of investees was a loss in 2020 due to a write down of AGUS’ investment in an investment firm that provides investment banking services in the global infrastructure sector.

Other (Effect of FG VIEs and CIVs)

    Other primarily consists of the effect of consolidating FG VIEs and CIVs, intersegment eliminations, and reclassifications of reimbursable fund expenses to revenue. See Item 8, Financial Statements and Supplementary Data, Note 3, Segment Information.

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (1) entities whose debt obligations the insurance subsidiaries insure; and (2) investment vehicles such as collateralized financing entities, CLO warehouses and AssuredIM Funds. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs, and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

    The effect of consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment), has a significant gross-up effect on assets, liabilities and cash flow presentation, and includes: (1) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the consolidated financial statements; (2) eliminating the premiums and losses associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs; and (3) eliminating the investment balances associated with the insurance subsidiaries’ purchases of the debt obligations of the FG VIEs.

The effect of consolidating CIVs (as opposed to accounting for them as equity method investments in the Insurance segment) has a significant effect on assets, liabilities and cash flows, and includes: (1) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (2) eliminating the asset management fees earned by AssuredIM from the CIVs; and (3) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings of investees. The economic effect of the Company’s ownership interest in CIVs is presented in the Insurance segment as equity in earnings of investees, and as separate line items (“assets of CIVs,” “liabilities of CIVs,” and non-controlling interest) on a consolidated basis.

The table below reflects the effect of consolidating FG VIEs and CIVs on the consolidated statements of operations. The amounts represent: (1) the revenues and expenses of the FG VIEs and the CIVs; and (2) the amounts eliminated between consolidated FG VIEs or CIVs and the operating subsidiaries.

Effect of Consolidating FG VIEs and CIVs on the Consolidated Statements of Operations
Increase (Decrease)

	Year Ended December 31,
	2021	2020	2019
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$23	$(10)	$42
Fair value gains (losses) on CIVs	127	41	(3)
Equity in earnings of investees (2)	(50)	(28)	2
Other (3)	(34)	(12)	(42)
Effect on income before tax	66	(9)	(1)
Less: Tax provision (benefit)	6	(3)	—
Effect on net income (loss)	60	(6)	(1)
Less: Effect on noncontrolling interests (4)	30	6	(1)
Effect on net income (loss) attributable to AGL	$30	$(12)	$—

By Type of VIE
FG VIEs	$(1)	$(14)	$—
CIVs	31	2	—
Effect on net income (loss) attributable to AGL	$30	$(12)	$—
____________________
(1)    Changes in fair value of the FG VIEs’ liabilities with recourse that are attributable to factors other than changes in the Company’s own credit risk.
(2)    Represents the elimination of the equity in earnings of investees of AGAS and the other subsidiaries’ investments in the consolidated AssuredIM Funds.
(3)    Includes net earned premiums, net investment income, asset management fees, other income (loss), loss and LAE (benefit) and other operating expenses.
(4)     Represents the proportion of consolidated AssuredIM Funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

The fair value gains on CIVs for 2021 include a $31 million gain on consolidation as described in Item 8. Financial Statements and Supplementary Data, Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. Fair value gains on CIVs also include: (i) $32 million in gains attributable to the asset-based fund launched in the third quarter of 2021 which benefited from increases in resale value of underlying collateral, increased market multiples and other factors; (ii) $35 million in gains attributable to CLO funds which experienced lower than expected credit losses and benefited from tightening credit spreads; and (iii) a $13 million in gains attributable to an existing asset-based fund that also benefited from tightening yields. The fair value gains on CIVs for 2020 were attributable to price appreciation on the investments held by the CIVs across all strategies, primarily CLOs.

Fair value gains on FG VIEs for 2021 were primarily due to improvements in the underlying collateral. The fair value losses on FG VIEs for 2020 were primarily attributable to observed tightening in market spreads, offset in part by the deconsolidation of an FG VIE.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net income (loss) attributable to AGL	$389	$362	$402
Less pre-tax adjustments:
Realized gains (losses) on investments	15	18	22
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(64)	65	(10)
Fair value gains (losses) on CCS	(28)	(1)	(22)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(21)	42	22
Total pre-tax adjustments	(98)	124	12
Less tax effect on pre-tax adjustments	17	(18)	(1)
Adjusted operating income (loss)	$470	$256	$391

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $6, $(3) and $-) included in adjusted operating income	$30	$(12)	$—

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Gross realized gains on sales available-for-sale securities	$20	$27	$56
Gross realized losses on sales available-for-sale securities	(5)	(5)	(3)
Net foreign currency gains (losses)	2	6	3
Change in credit impairment and intent to sell	(7)	(17)	(35)
Other net realized gains (losses)	5	7	1
Net realized investment gains (losses)	$15	$18	$22

Shut-downs in 2020 due to COVID-19 pandemic restrictions contributed to an increase in the allowance for credit losses in 2020.

    Non-Credit Impairment-Related Unrealized Fair Value Gains (Losses) on Credit Derivatives

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market the since 2009 and, as of December 31, 2021, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 8, Financial Statements and Supplementary Data, Note 10, Fair Value Measurement, for additional information.

    During 2021, non-credit impairment-related unrealized fair value losses were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. Some of the unrealized fair value losses were partially offset by price improvement in certain underlying collateral and the termination of certain CDS transactions.

    During 2020, non-credit impairment-related unrealized fair value gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period. Some of the unrealized fair value gains from the increased cost to buy protection on AGC was limited by certain transactions reaching their floor levels. As of December 31, 2020, approximately 51% of the fair value of CDS contracts was related to transactions that had reached their floors, which consisted of two transactions with $2.4 billion in net par outstanding.

Fair Value Gains (Losses) on CCS

    Fair value losses on CCS in 2021 were primarily driven by tightened market spreads during the year. Fair value losses on CCS in 2020 were primarily due to a steep reduction in LIBOR, which was partially offset by widened market spreads. Fair value gains (losses) of CCS are heavily affected by, and in part fluctuates with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivables, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and euro relative to the U.S. dollar.

Non-GAAP Financial Measures

The Company discloses both: (a) financial measures determined in accordance with GAAP; and (b) financial measures not determined in accordance with GAAP (non-GAAP financial measures). Financial measures identified as non-GAAP should not be considered substitutes for GAAP financial measures. The primary limitation of non-GAAP financial measures is the potential lack of comparability to financial measures of other companies, whose definitions of non-GAAP financial measures may differ from those of the Company.

    The Company believes its presentation of non-GAAP financial measures provides information that is necessary for analysts to calculate their estimates of Assured Guaranty’s financial results in their research reports on Assured Guaranty and for investors, analysts and the financial news media to evaluate Assured Guaranty’s financial results.

GAAP requires the Company to consolidate entities where it is deemed to be the primary beneficiary which include:
•FG VIEs, which the Company does not own and where its exposure is limited to its obligation under the financial guaranty insurance contract, and
•CIVs in which certain subsidiaries invest and which are managed by AssuredIM.

The Company provides the effect of FG VIE and CIV consolidation that is embedded in each non-GAAP financial measure, as applicable. The Company believes this information may also be useful to analysts and investors evaluating Assured Guaranty’s financial results. In the case of both the consolidated FG VIEs and the CIVs, the economic effect of each of the consolidated FG VIEs and CIVs is reflected primarily in the results of the Insurance segment.

Management and the Board of Directors use non-GAAP financial measures further adjusted to remove the effect of VIE consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses core financial measures in its decision-making process for and in its calculation of certain components of management compensation. The core financial measures that the Company uses to help determine compensation are: (1) adjusted operating income, further adjusted to remove the effect of FG VIE and CIV consolidation; (2) adjusted operating shareholders’ equity, further adjusted to remove the effect of FG VIE and CIV consolidation; (3) growth in adjusted book value per share, further adjusted to remove the effect of FG VIE and CIV consolidation; (4) PVP, and (5) gross third-party assets raised.

    Management believes that many investors, analysts and financial news reporters use adjusted operating shareholders’ equity and/or adjusted book value, each further adjusted to remove the effect of FG VIE and CIV consolidation, as the principal financial measures for valuing AGL’s current share price or projected share price and also as the basis of their decision to recommend, buy or sell AGL’s common shares. Management also believes that many of the Company’s fixed income investors also use adjusted operating shareholders’ equity, further adjusted to remove the effect of FG VIE and CIV consolidation, to evaluate the Company’s capital adequacy.
Adjusted operating income, further adjusted for the effect of FG VIE and CIV consolidation enables investors and analysts to evaluate the Company’s financial results in comparison with the consensus analyst estimates distributed publicly by financial databases.

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

2)    Elimination of non-credit impairment-related unrealized fair value gains (losses) on credit derivatives that are recognized in net income, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, the Company’s credit spreads, and other market factors and are not expected to result in an economic gain or loss.

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

See “— Results of Operations — Reconciliation to GAAP”, for a reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

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

    Adjusted operating shareholders’ equity is defined as shareholders’ equity attributable to AGL, as reported under GAAP, adjusted for the following:

1)    Elimination of non-credit impairment-related unrealized fair value gains (losses) on credit derivatives, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

Management uses adjusted book value, further adjusted for FG VIE and CIV consolidation, to measure the intrinsic value of the Company, excluding franchise value. Growth in adjusted book value per share, further adjusted for FG VIE and CIV consolidation (core adjusted book value), is one of the key financial measures used in determining the amount of certain long-term compensation elements to management and employees and used by rating agencies and investors. Management believes that adjusted book value is a useful measure because it enables an evaluation of the Company’s in-force premiums and revenues net of expected losses. Adjusted book value is adjusted operating shareholders’ equity, as defined above, further adjusted for the following:

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

Reconciliation of Shareholders’ Equity Attributable to AGL
to Adjusted Operating Shareholders’ Equity and Adjusted Book Value

	As of December 31, 2021		As of December 31, 2020
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$6,292	$93.19	$6,643	$85.66
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(54)	(0.80)	9	0.12
Fair value gains (losses) on CCS	23	0.34	52	0.66
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	404	5.99	611	7.89
Less taxes	(72)	(1.07)	(116)	(1.50)
Adjusted operating shareholders’ equity	5,991	88.73	6,087	78.49
Pre-tax adjustments:
Less: Deferred acquisition costs	131	1.95	119	1.54
Plus: Net present value of estimated net future revenue	160	2.37	182	2.35
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,402	50.40	3,355	43.27
Plus taxes	(599)	(8.88)	(597)	(7.70)
Adjusted book value	$8,823	$130.67	$8,908	$114.87

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision of $5 and $0)	$32	$0.47	$2	$0.03
Adjusted book value (net of tax provision (benefit) of $3 and $(2))	23	0.34	(8)	(0.10)

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

Reconciliation of GWP to PVP

	Year Ended December 31, 2021
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$231	$89	$51	$6	$377
Less: Installment GWP and other GAAP adjustments (1)	43	65	44	6	158
Upfront GWP	188	24	7	—	219
Plus: Installment premium PVP	47	55	35	5	142
PVP	$235	$79	$42	$5	$361

	Year Ended December 31, 2020
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$294	$142	$18	$—	$454
Less: Installment GWP and other GAAP adjustments (1)	33	141	17	—	191
Upfront GWP	261	1	1	—	263
Plus: Installment premium PVP	31	81	13	2	127
PVP	$292	$82	$14	$2	$390

	Year Ended December 31, 2019
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$198	$417	$57	$5	$677
Less: Installment GWP and other GAAP adjustments (1)	(3)	417	55	—	469
Upfront GWP	201	—	2	5	208
Plus: Installment premium PVP	—	308	51	2	361
PVP	$201	$308	$53	$7	$569
_____________
(1)    Includes present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions, and other GAAP adjustments.

Insured Portfolio

Financial Guaranty Exposure

The following tables present information in respect of the financial guaranty insured portfolio to supplement the disclosures and discussion provided in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

The following table presents the financial guaranty portfolio by sector, net of cessions to reinsurers. It includes all financial guaranty contracts outstanding as of the dates presented, regardless of the form written (i.e., credit derivative form or traditional financial guaranty insurance form) or the applicable accounting model (i.e., insurance, derivative or FG VIE consolidation), along with each sector’s average rating.

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2021		As of December 31, 2020
Sector	Net Par Outstanding	Average Rating	Net Par Outstanding	Average Rating
	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$72,896	A-	$72,268	A-
Tax backed	35,726	A-	34,800	A-
Municipal utilities	25,556	A-	25,275	A-
Transportation	17,241	BBB+	15,179	BBB+
Healthcare	9,588	BBB+	8,691	BBB+
Higher education	6,927	A-	6,127	A-
Infrastructure finance	6,329	A-	5,843	A-
Housing revenue	1,000	BBB-	1,149	BBB
Investor-owned utilities	611	A-	644	A-
Renewable energy	193	A-	204	A-
Other public finance	1,152	A-	1,417	A-
Total U.S. public finance	177,219	A-	171,597	A-
Non-U.S public finance:
Regulated utilities	18,814	BBB+	19,370	BBB+
Infrastructure finance	16,475	BBB	17,819	BBB
Sovereign and sub-sovereign	10,886	A+	11,682	A+
Renewable energy	2,398	A-	2,708	A-
Pooled infrastructure	1,372	AAA	1,449	AAA
Total non-U.S. public finance	49,945	BBB+	53,028	A-
Total public finance	227,164	A-	224,625	A-
Structured finance:
U.S. structured finance:
Life insurance transactions	3,431	AA-	2,581	AA-
RMBS	2,391	BB+	2,990	BBB-
Financial products	770	AA-	820	AA-
Consumer receivables	583	A+	768	A-
Pooled corporate obligations	534	AA+	1,193	AA
Other structured finance	665	BBB+	600	A-
Total U.S. structured finance	8,374	A	8,952	A
Non-U.S. structured finance:
Pooled corporate obligations	351	AAA	—	—
RMBS	325	A	357	A
Other structured finance	178	AA	219	A+
Total non-U.S structured finance	854	AA	576	A
Total structured finance	9,228	A	9,528	A
Total net par outstanding	$236,392	A-	$234,153	A-

    Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of December 31, 2021 and 2020 was $4.9 billion and $5.6 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $43 million and $91 million as of December 31, 2021 and December 31, 2020, respectively.

The tables below show the Company’s ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2021:

Ten Largest U.S. Public Finance Exposures by Revenue Source
As of December 31, 2021

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$3,686	2.1%	BBB
Pennsylvania (Commonwealth of)	1,782	1.0	A-
New York Metropolitan Transportation Authority	1,752	1.0	A-
Illinois (State of)	1,456	0.8	BBB-
Puerto Rico Highways & Transportation Authority	1,256	0.7	CCC
Puerto Rico, General Obligation, Appropriations and Guarantees of the Commonwealth	1,235	0.7	CCC
Foothill/Eastern Transportation Corridor Agency, California	1,206	0.7	BBB
North Texas Tollway Authority	1,185	0.7	A
Metro Washington Airports Authority (Dulles Toll Road)	1,098	0.6	BBB+
CommonSpirit Health, Illinois	940	0.5	A-
Total of top ten U.S. public finance exposures	$15,596	8.8%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2021

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Securitization	$1,100	13.1%	AA
Private US Insurance Securitization	762	9.1	AA-
Private US Insurance Securitization	384	4.6	AA-
Private US Insurance Securitization	378	4.5	AA-
Private US Insurance Securitization	314	3.8	AA-
Private US Insurance Securitization	313	3.7	A
SLM Student Loan Trust 2007-A	271	3.3	AA
Soundview 2007-WMC1	148	1.8	CCC
Option One 2007-FXD2	136	1.6	CCC
Private US Insurance Securitization	134	1.6	AA
Total of top ten U.S. structured finance exposures	$3,940	47.1%

Ten Largest Non-U.S. Exposures
As of December 31, 2021

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Southern Water Services Limited	United Kingdom	$2,377	4.7%	BBB
Southern Gas Networks PLC	United Kingdom	1,871	3.7	BBB
Thames Water Utilities Finance Plc	United Kingdom	1,829	3.6	BBB
Quebec Province	Canada	1,786	3.5	A+
Dwr Cymru Financing Limited	United Kingdom	1,726	3.4	A-
Anglian Water Services Financing PLC	United Kingdom	1,580	3.1	A-
National Grid Gas PLC	United Kingdom	1,401	2.8	BBB+
Channel Link Enterprises Finance PLC	France, United Kingdom	1,239	2.4	BBB
British Broadcasting Corporation (BBC)	United Kingdom	1,231	2.4	A+
Societe des Autoroutes du Nord et de l'est de la France S.A.	France	1,206	2.4	BBB+
Total of top ten non-U.S. exposures		$16,246	32.0%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following tables set forth the distribution of the Company’s portfolio by original size of the Company’s exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2021

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	11,227	$30,959	13.6%
$10 through $50 million	3,576	61,453	27.1
$50 through $100 million	606	34,993	15.4
$100 million to $200 million	324	36,068	15.9
$200 million or greater	229	63,691	28.0
Total	15,962	$227,164	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2021

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	115	$84	0.9%
$10 through $50 million	149	1,088	11.8
$50 through $100 million	43	993	10.8
$100 million to $200 million	58	1,968	21.3
$200 million or greater	85	5,095	55.2
Total	450	$9,228	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.6 billion net par outstanding as of December 31, 2021, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA) and the University of Puerto Rico (U of PR).

    The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of December 31, 2021

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$574	$170	$353	$—	$1,097	$1,135
PBA	2	122	—	(2)	122	122
Total - GO/PBA Plan	576	292	353	(2)	1,219	1,257
PRHTA (Transportation revenue)	233	467	178	(79)	799	799
PRHTA (Highway revenue)	381	51	25	—	457	457
PRCCDA (2)	—	152	—	—	152	152
Total - HTA/CCDA PSA	614	670	203	(79)	1,408	1,408
PREPA	469	69	210	—	748	759
Puerto Rico Infrastructure Financing Authority (PRIFA) (2)	—	15	1	—	16	16
Total Subject to a Plan or Support Agreement	1,659	1,046	767	(81)	3,391	3,440

Other Puerto Rico Exposures
MFA	126	16	37	—	179	187
PRASA and U of PR	—	2	—	—	2	2
Total Other Puerto Rico Exposures	126	18	37	—	181	189

Total exposure to Puerto Rico	$1,785	$1,064	$804	$(81)	$3,572	$3,629
____________________
(1)    Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.
(2)    As of the date of this filing, an order has been entered under Title VI of PROMESA modifying this debt, consistent with the relevant Support Agreement.

    The following tables show the scheduled amortization of the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations insured by the Company. The Company guarantees payments of debt service when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis. In the event that obligors default on their obligations, the Company would only pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

Amortization Schedule of Net Par of Puerto Rico
As of December 31, 2021

	Scheduled Net Par Amortization
	2022 Q1	2022 Q2	2022 Q3	2022 Q4	2023	2024	2025	2026	2027 -2031	2032 -2036	2037 -2041	2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$—	$—	$37	$—	$14	$73	$68	$35	$277	$488	$105	$—	$1,097
PBA	—	—	—	—	7	—	6	11	43	55	—	—	122
Total - GO/PBA Plan	—	—	37	—	21	73	74	46	320	543	105	—	1,219
PRHTA (Transportation revenue)	—	—	28	—	33	4	29	24	165	310	201	5	799
PRHTA (Highway revenue)	—	—	40	—	32	32	34	1	78	240	—	—	457
PRCCDA (1)	—	—	—	—	—	—	—	—	19	133	—	—	152
Total - HTA/CCDA PSA	—	—	68	—	65	36	63	25	262	683	201	5	1,408
PREPA	—	—	28	—	95	93	68	106	332	26	—	—	748
PRIFA (1)	—	—	—	—	2	—	—	—	—	—	14	—	16
Total Subject to a Plan or Support Agreement	—	—	133	—	183	202	205	177	914	1,252	320	5	3,391

Other Puerto Rico Exposures
MFA	—	—	43	—	23	19	18	37	39	—	—	—	179
PRASA and U of PR	—	—	—	—	—	1	—	—	—	1	—	—	2
Total Other Puerto Rico Exposures	—	—	43	—	23	20	18	37	39	1	—	—	181

Total	$—	$—	$176	$—	$206	$222	$223	$214	$953	$1,253	$320	$5	$3,572

Amortization Schedule of Net Debt Service of Puerto Rico
As of December 31, 2021

	Scheduled Net Debt Service Amortization
	2022 Q1	2022 Q2	2022 Q3	2022 Q4	2023	2024	2025	2026	2027 -2031	2032 -2036	2037 -2041	2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$29	$—	$66	$—	$70	$128	$119	$82	$474	$594	$111	$—	$1,673
PBA	3	—	3	—	13	6	13	17	58	63	—	—	176
Total - GO/PBA Plan	32	—	69	—	83	134	132	99	532	657	111	—	1,849
PRHTA (Transportation revenue)	21	—	48	—	73	42	67	61	322	423	237	5	1,299
PRHTA (Highway revenue)	12	—	52	—	54	53	53	18	159	278	—	—	679
PRCCDA	3	—	4	—	7	7	7	7	50	152	—	—	237
Total - HTA/CCDA PSA	36	—	104	—	134	102	127	86	531	853	237	5	2,215
PREPA	15	2	43	3	129	121	91	126	382	29	—	—	941
PRIFA	—	—	—	—	3	1	1	1	4	3	16	—	29
Total Subject to a Plan or Support Agreement	83	2	216	3	349	358	351	312	1,449	1,542	364	5	5,034

Other Puerto Rico Exposures
MFA	5	—	48	—	29	24	22	41	45	—	—	—	214
PRASA and U of PR	—	—	—	—	—	1	—	—	—	1	—	—	2
Total Other Puerto Rico Exposures	5	—	48	—	29	25	22	41	45	1	—	—	216

Total	$88	$2	$264	$3	$378	$383	$373	$353	$1,494	$1,543	$364	$5	$5,250

Financial Guaranty Exposure to U.S. RMBS

    The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, and Note 5,

Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 1.0% of the total net par outstanding, and BIG U.S. RMBS represent 17.2% of total BIG net par outstanding as of December 31, 2021.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2021

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$12	$11	$—	$400	$22	$445
2005	27	143	18	194	75	457
2006	30	29	1	72	135	267
2007	—	232	18	754	184	1,188
2008	—	—	—	34	—	34
Total exposures	$69	$415	$37	$1,454	$416	$2,391

Exposures rated BIG	$46	$238	$17	$822	$142	$1,265

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

AGL directly owns (i) AGRe, an insurance company domiciled in Bermuda, and (ii) AGUS, a U.S. Holding Company with public debt. AGUS directly owns: (i) AGC, an insurance company domiciled in Maryland; and (ii) AGMH, a U.S. Holding Company with public debt outstanding. AGMH directly owns AGM, an insurance subsidiary domiciled in New York. AGUS and AGMH are collectively referred to as the U.S. Holding Companies.

Sources and Uses of Funds

The liquidity of AGL and its U.S. Holding Companies is largely dependent on dividends from their operating subsidiaries (see Insurance Subsidiaries, Distributions from Insurance Subsidiaries below for a description of dividend restrictions) and their access to external financing. The operating liquidity requirements of AGL and the U.S. Holding Companies include:
•principal and interest on debt issued by AGUS and AGMH;
•dividends on AGL’s common shares; and
•the payment of operating expenses.

AGL and its U.S. Holding Companies may also require liquidity to:

•make capital investments in their operating subsidiaries;
•fund acquisitions of new businesses;
•purchase or redeem the Company’s outstanding debt; or
•repurchase AGL’s common shares pursuant to AGL’s share repurchase authorization.

In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one time its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “— Overview— Key Business Strategies, Capital Management” above for information on common share repurchases.

Long-Term Debt Obligations

    The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Item 8, Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities, and Guarantor and U.S. Holding Companies’ Summarized Financial Information, below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of December 31,
			2021	2020
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	330	500
3.15% Senior Notes	3.15%	2031	500	—
3.6% Senior Notes	3.60%	2051	400	—
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt			1,580	850

AGUS - intercompany loans from insurance subsidiaries
AGC/AGM/MAC (1)	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00%	2023	20	30
AGUS intercompany loans			270	280
Total AGUS			1,850	1,130

AGMH
67/8% Quarterly Interest Bonds	6.88%	2101	—	100
6.25% Notes	6.25%	2102	—	230
5.6% Notes	5.60%	2103	—	100
Junior Subordinated Debentures	6.40%	2066	300	300
Total AGMH			300	730

AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company debt			$1,996	$1,706
 ____________________
(1)    See “—Overview—Key Business Strategies, Municipal Assurance Corp. Merger”.
(2)    Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

Interest Paid on U.S. Holding Companies’ Long-Term Debt and Intercompany Loans

	Year Ended December 31,
	2021	2020	2019
	(in millions)
AGUS - long-term debt	$50	$44	$46
AGUS - intercompany loans	10	10	3
Total AGUS	60	54	49
AGMH - long-term debt	40	46	46
AGMH’s long-term debt purchased by AGUS	(10)	(9)	(8)
Total interest paid	$90	$91	$87

On May 26, 2021, AGUS issued $500 million in 3.15% Senior Notes. On July 9, 2021, a portion of the proceeds of the debt issuance was used to redeem $200 million in AGMH debt. On August 20, 2021, AGUS issued $400 million in 3.6% Senior Notes, and on September 27, 2021, the proceeds of the debt issuance were used to redeem $230 million in AGMH debt and $170 million in AGUS debt. See Item 8. Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities.

The Series A Enhanced Junior Subordinated Debentures pay interest based on LIBOR. If the AGMH Junior Subordinated Debentures are outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at one-month LIBOR plus 2.215%. The continuation of LIBOR on the current basis will not be guaranteed after

June 2023. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part 1, Item 1A, Risk Factors.
U.S. Holding Companies
Expected Debt Service of Long-Term Debt
As of December 31, 2021

Year	AGUS	AGMH	Eliminations (1)	Total
	(in millions)
2022	$76	$19	$(20)	$75
2023	97	19	(40)	76
2024	397	19	(19)	397
2025	109	19	(68)	60
2026	107	19	(66)	60
2027-2046	1,446	384	(356)	1,474
2047-2066	722	684	(350)	1,056
Total	$2,954	$1,163	$(919)	$3,198
 ____________________
(1)    Includes eliminations of intercompany loans payable and AGMH’s debt purchased by AGUS.

As of December 31, 2020

Year	AGUS	AGMH	Eliminations (1)	Total
	(in millions)
2021	$53	$46	$(20)	$79
2022	53	46	(20)	79
2023	83	46	(50)	79
2024	540	46	(19)	567
2025	77	46	(68)	55
2026	76	46	(66)	56
2027-2046	585	921	(356)	1,150
2047-2066	256	1,220	(350)	1,126
2067-2086	—	537	—	537
Thereafter	—	854	—	854
Total	$1,723	$3,808	$(949)	$4,582
 ____________________
(1)    Includes eliminations of intercompany loans payable and AGMH’s debt purchased by AGUS.

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

Intercompany Loans Payable

    On October 1, 2019, the U.S. Insurance Subsidiaries made 10-year, 3.5% interest rate intercompany loans to AGUS, aggregating $250 million, to fund the BlueMountain Acquisition and the related capital contributions. Interest is payable annually in arrears on each anniversary of the note, and commenced on October 1, 2020. Interest accrues daily and is computed on a basis of a 360-day year from October 1, 2019 until the date on which the principal amount is paid in full. AGUS will pay 20% of the original principal amount of each note on the sixth, seventh, eighth, and ninth anniversaries. The remaining 20% of the original principal amount and all accrued and unpaid interest will be paid on the maturity date. AGUS has the right to prepay the principal amount of the notes in whole or in part at any time, or from time to time, without payment of any premium or penalty. See Item 8, Financial Statements and Supplementary Data, Note 2, Business Combinations, for additional information.

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. During each of 2021, 2020 and 2019, AGUS repaid $10 million in outstanding principal as well as accrued and unpaid interest. As of December 31, 2021, $20 million remained outstanding.

Capital Contributions to AssuredIM

The Company contributed $60 million of cash to BlueMountain at closing, and contributed an additional $30 million in cash in February 2020, $15 million in February 2021 and $15 million in February 2022.

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

	As of December 31, 2021
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$91	$5
Short-term investments, other invested assets and cash	97	266
Receivables from affiliates (2)	41	—
Receivable from U.S. Holding Companies	81	—
Other assets	5	33
Liabilities
Long-term debt	—	1,671
Loans payable to affiliates	—	270
Payable to affiliates (2)	10	29
Payable to AGL	—	81
Other liabilities	7	97
____________________
(1)    As of December 31, 2021, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’ investment in AGMH’s debt) were 6.6 years and 5.0 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Year Ended December 31, 2021
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$1
Expenses
Interest expense	—	96
Loss on extinguishment of debt	—	175
Other expenses	35	6
Income (loss) before provision for income taxes and equity in earnings of investees	(34)	(276)
Equity in earnings of investees	—	—
Net income (loss)	(34)	(223)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Significant Cash Flow Items

	Year Ended December 31, 2021
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries	$539	$391
Interest on intercompany loans	—	(10)
Interest paid (1)	—	(80)
Investments in subsidiaries	—	(21)
Return of capital from subsidiaries	—	9
Dividends paid to AGL	—	(435)
Repayment of intercompany loans	—	(10)
Dividends paid	(66)	—
Repurchases of common shares (2)	(496)	—
Issuance of long-term debt, net of issuance costs	—	889
Redemptions of debt, including make-whole payment	—	(619)
____________________
(1)    See “Long-Term Debt Obligations” above for interest paid by subsidiary.
(2)    See Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

    For more information, see also Item 8. Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities.

External Financing

    From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company.

Insurance Subsidiaries

The Company has several insurance subsidiaries. The U.S. Insurance Subsidiaries consist of AGM and AGC. AGM owns: (i) AGUK, an insurance subsidiary domiciled in the U.K; and (ii) AGE SA, an insurance company domiciled in France. AGUK and AGE are collectively referred to as the European Insurance Subsidiaries. AG Re is an insurance company domiciled in Bermuda, which owns AGRO, an insurance subsidiary, also domiciled in Bermuda.

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to AGL, AGUS and/or AGMH, as applicable,
•reinsurance premiums,
•principal of and, interest on, surplus notes, where applicable, and

•capital investments in their own subsidiaries, where appropriate.

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios, although the Company has elected to enter into the secured short-term loan facility with a major financial institution, as described below, to provide short-term liquidity for the payment of a portion of the approximately $1.4 billion of insurance claims it anticipates making in connection with the resolution of certain Puerto Rico exposures, and may enter into similar arrangements in connection with future resolutions of other Puerto Rico exposures. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. The Company intends to hold and has the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. While it appears to the Company that significant federal funding in 2021 may have mitigated the financial stress from direct and indirect consequences of COVID-19 for most obligors and assets underlying obligations guaranteed by the Company, the pandemic may still result in further increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it, and the effectiveness and acceptance of vaccines and therapeutics for it, remain unknown, so the Company cannot predict the ultimate size of any increases in claims that may result from the pandemic.

In addition, as of December 31, 2021, the Company has financial guaranty exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.6 billion net par outstanding, all of which is rated BIG. As set forth in Item 8, Financial Statements and Supplementary Data, Note 4, Outstanding Exposure, $3.4 billion, or 95% of the Company’s insured net par outstanding of Puerto Rico exposures is subject to support agreements, including $1.4 billion net par outstanding of Puerto Rico exposures covered by a plan of adjustment or one of the debt modification orders that the Company expects to become effective on March 15, 2022 (Effective Date). The Company anticipates making substantial claim payments in connection with the possible resolution of most of its $3.4 billion of Puerto Rico exposures subject to a support agreement, beginning with the gross claim payments of approximately $1.4 billion it expects to make in connection with the $1.4 billion insured net par outstanding it expects to be resolved on the Effective Date, and is taking this into account in projecting its liquidity needs. The Company expects to receive substantial amounts of cash, new debt and CVI on or about the Effective Date pursuant to the relevant plan of adjustment and debt modification orders, but also expects to provide the funding for the related approximately $1.4 billion of gross claim payments prior to receiving such cash, new debt and CVI.

While the Company has the capacity to generate sufficient liquidity internally to fund the full amount of such approximately $1.4 billion of gross claim payments (and has already accumulated a substantial amount of liquidity), on February 3, 2022 it entered into a secured short-term loan facility with a major financial institution to partially fund such gross claim payments. The short-term loan facility permits the Company to borrow up to $550 million for up to thirty days and up to $150 million for up to six months in connection with the anticipated gross claim payments around the Effective Date. The one-month component will bear interest at 1.10% per annum and the six-month component will bear a floating interest rate equal to the forward-looking term SOFR for a tenor of one month provided by CME Group Benchmark Administration Limited, plus 1.10% per annum. The Company also will pay a structuring fee on the amounts borrowed under the facility. The Company expects to borrow between $400 million and $500 million under the short-term loan facility, and expects to repay such amounts primarily with cash it expects to receive on or about the Effective Date and/or cash it receives from the disposition of new debt and CVI it expects to receive on or about the Effective Date. The Company may choose to enter similar short term secured borrowing arrangements in connection with the potential resolutions of Puerto Rico exposures remaining outstanding after the Effective Date. There have not been any drawings under this facility.

The following table presents estimated probability weighted expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs, as of December 31, 2021. This amount is not reduced for cessions under reinsurance contracts or recoveries attributable to loss mitigation securities. This amount includes any benefit anticipated from excess spread or other recoveries within the contracts (including the substantial amounts of cash, new debt and CVI the Company expects to receive on or about the Effective Date) but does not reflect any benefit for recoveries under breaches of R&W. This amount also excludes estimated recoveries related to past claims paid for policies in the public finance sector.

Estimated Expected Claim Payments
(Undiscounted)

As of December 31, 2021
(in millions)
Less than 1 year (1)	$453
1-3 years	206
3-5 years	46
More than 5 years	1,281
Total	$1,986
____________________
(1)    Includes outflows related to the settlement of Puerto Rico as discussed above, as well as expected claim payments for other insured BIG transactions, net of future recoveries.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $463 million as of December 31, 2021. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of December 31, 2021, approximately $1.9 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

The terms of the Company’s CDS contracts generally are modified from standard CDS contract forms approved by International Swaps and Derivatives Association, Inc. in order to provide for payments on a scheduled “pay-as-you-go” basis and to replicate the terms of a traditional financial guaranty insurance policy. The documentation for certain CDS were negotiated to require the Company to also pay if the obligor becomes bankrupt or if the reference obligation were restructured. Furthermore, some CDS documentation requires the Company to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the Company may be required to make a cash termination payment to its swap counterparty upon such termination. Any such payment would probably occur prior to the maturity of the reference obligation and be in an amount larger than the amount due for that period on a “pay-as-you-go” basis.

Distributions from Insurance Subsidiaries

    The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Item 8, Financial Statements and Supplementary Data, Note 16, Insurance Company Regulatory Requirements.

Dividend restrictions for the U.S. Insurance Subsidiaries and the Bermuda Insurance Subsidiaries are as follows:

•The maximum amount available during 2022 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $305 million, of which approximately $96 million is available for distribution in the first quarter of 2022.

•The maximum amount available during 2022 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $207 million, of which approximately $126 million is available for distribution in the first quarter of 2022.

•Based on the applicable law and regulations, in 2022 AG Re (a subsidiary of AGL) has the capacity to: (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $236 million as of December 31, 2021. Such dividend capacity is further limited by: (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $165 million as of December 31, 2021; and (ii) the amount of statutory surplus, which, as of December 31, 2021, was $86 million.

•Based on the applicable law and regulations, in 2022 AGRO (an indirect subsidiary of AGRe) has the capacity to: (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $106 million as of December 31, 2021. Such dividend capacity is further limited by: (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $421 million as of December 31, 2021; and (ii) the amount of statutory surplus, which, as of December 31, 2021, was $288 million.

Distributions from / Contributions to Insurance Company Subsidiaries

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Dividends paid by AGC to AGUS	$94	$166	$123
Dividends paid by AGM to AGMH	291	267	220
Dividends paid by AG Re to AGL (1)	150	150	275
Repurchase of common stock by AGC from AGUS	—	—	100
Dividends from AGUK to AGM (2)	—	124	—
Contributions from AGM to AGE (2)	—	(123)	—
____________________
(1)    The 2021 and 2020 amounts included fixed-maturity securities with a fair value of $46 million and $47 million, respectively.
(2)    In 2020, the dividend paid to AGM from AGUK was contributed to AGE.

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. See Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance for a discussion of the impact of the Company’s ratings on (i) obligations of municipal obligors under interest rate swaps, (ii) variable rate demand obligations (VRDOs) for which a bank has agreed to provide a liquidity facility, (iii) AGMH’s former financial products business, and (iv) business assumed from ceding companies.

Committed Capital Securities

    Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing each of AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company is not the primary beneficiary of the trusts and therefore the trusts are not consolidated in Assured Guaranty’s financial statements.

The trusts provide AGC and AGM access to new equity capital at their respective sole discretion through the exercise of the put options. Upon AGC’s or AGM’s exercise of its put option, the relevant trust will liquidate its portfolio of eligible assets and use the proceeds to purchase AGC or AGM preferred stock, as applicable. AGC or AGM may use the proceeds from its sale of preferred stock to the trusts for any purpose, including the payment of claims. The put agreements have no scheduled termination date or maturity. However, each put agreement will terminate if (subject to certain grace periods) specified events occur. Both AGC and AGM continue to have the ability to exercise their respective put options and cause the related trusts to purchase their preferred stock.

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

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income. Approximately 72% of the total investment portfolio is managed by external parties. Each of the three external investment managers must maintain a minimum average rating of A+/A1/A+ by S&P, Moody’s and Fitch Ratings Inc., respectively.

Changes in interest rates affect the value of the Company’s fixed-maturity portfolio. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of high-quality, liquid instruments. Other invested assets include other alternative investments. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments, see Item 8, Financial Statements and Supplementary Data, Note 10, Fair Value Measurement and Note 8, Investments and Cash.

Investment Portfolio
Carrying Value

	As of December 31,
	2021	2020
	(in millions)
Fixed-maturity securities	$8,202	$8,773
Short-term investments	1,225	851
Other invested assets	181	214
Total	$9,608	$9,838

The Company’s fixed-maturity securities had a duration of 4.7 years as of both December 31, 2021 and December 31, 2020. Generally, the Company’s fixed-maturity securities are designated as available-for-sale.

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

Distribution of Fixed-Maturity Securities by Contractual Maturity
As of December 31, 2021

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$224	$229
Due after one year through five years	1,816	1,896
Due after five years through 10 years	1,711	1,802
Due after 10 years	3,285	3,492
Mortgage-backed securities:
RMBS	454	437
CMBS	332	346
Total	$7,822	$8,202

Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s investment portfolio as of December 31, 2021 and December 31, 2020. Ratings reflect the lower of Moody’s and S&P classifications, except for bonds purchased for loss mitigation or other risk management strategies, which use Assured Guaranty’s internal ratings classifications.

 Distribution of Fixed-Maturity Securities by Rating

	As of December 31,
Rating	2021	2020
AAA	14.6%	15.5%
AA	38.2	38.3
A	25.1	25.4
BBB	13.7	12.0
BIG (1)	7.5	8.1
Not rated	0.9	0.7
Total	100.0%	100.0%
____________________
(1)    Includes primarily loss mitigation and other risk management assets. See Item 8, Financial Statements and Supplementary Data, Note 8, Investments and Cash, for additional information.

Portfolio of Obligations of State and Political Subdivisions

The Company’s fixed-maturity investment portfolio includes issuances by a wide number of municipal authorities across the U.S. and its territories. The following table presents the components of the Company’s $3,191 million (fair value) of obligations of state and political subdivisions included in the Company’s available-for-sale fixed-maturity portfolio as of December 31, 2021.

Fair Value of Available-for-Sale Fixed-Maturity Portfolio of Obligations of State and Political Subdivisions
As of December 31, 2021 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Total Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
California	$66	$73	$357	$496	$436	A
New York	4	42	361	407	378	AA
Texas	19	85	274	378	350	AA
Washington	49	61	105	215	201	AA
Florida	—	4	194	198	187	A
Illinois	14	45	108	167	153	A+
Massachusetts	71	—	91	162	147	AA
Pennsylvania	36	6	85	127	116	A+
Washington DC	30	—	49	79	74	AA
Colorado	—	24	54	78	73	AA-
All others	79	130	675	884	830	AA-
Total	$368	$470	$2,353	$3,191	$2,945	AA-
____________________
(1)    Excludes $469 million as of December 31, 2021 of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

The revenue bond portfolio primarily consists of essential service revenue bonds issued by transportation authorities, utilities, and universities.

Revenue Bonds
Sources of Funds
As of December 31, 2021

Type	Amortized Cost	Fair Value
	(in millions)
Tax revenue	$589	$654
Transportation	570	616
Utilities	467	503
Education	284	310
Healthcare	176	192
All others	84	78
Total	$2,170	$2,353

Other Investments

Other invested assets reported on the consolidated balance sheet primarily consist of investments in renewable and clean energy and private equity funds managed by a third party.

The Insurance segment reports AGAS’s percentage ownership of AssuredIM Funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of December 31, 2021, all of the funds in which AGAS invests are consolidated in the Company’s consolidated financial statements. As of December 31, 2020, all of funds in which AGAS invested were consolidated in the Company’s consolidated financial statements, except for a healthcare fund with a NAV of $91 million that did not meet the criteria for consolidation. The amounts in the table below represent the fair value of AGAS’s interests in the AssuredIM Funds, or NAV. See Part I, Item 1. Business, Asset Management, Products for a description of the fund strategies. See also Commitments below.

Fair Value of AGAS’s Interest in AssuredIM Funds by Strategy

	As of December 31,
Strategy	2021	2020
	(in millions)
CLOs	$228	$100
Municipal bonds	107	105
Healthcare	115	97
Asset-based	93	43
Total	$543	$345

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $243 million and $262 million, as of December 31, 2021 and December 31, 2020, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,231 million and $1,511 million, based on fair value as of December 31, 2021 and December 31, 2020, respectively.

Commitments

The Company is authorized to invest up to $750 million in AssuredIM Funds. As of December 31, 2021, the Insurance segment had total commitments to AssuredIM Funds of $702 million, of which $458 million represented net invested capital and $244 million was undrawn.

The Company also had unfunded commitments of $95 million as of December 31, 2021 related to certain of the Company’s other alternative investments.

AssuredIM

Sources and Uses of Funds

    AssuredIM’s sources of liquidity are: (1) cash from operations, including management and performance fees (which are unpredictable as to amount and timing); and (2) capital contributions from AGUS ($15 million and $30 million in 2021 and 2020, respectively, had been contributed to supplement cash from operations). As of December 31, 2021, AssuredIM had $37 million in cash and short-term investments.

AssuredIM’s liquidity needs primarily include: (1) paying operating expenses including compensation; (2) paying dividends or other distributions to AGUS; and (3) capital to support growth and expansion of the asset management business. In 2021 and 2020, AssuredIM distributed $8.8 million to AGUS to fund AGUS’s interest payments on its intercompany debt to the U.S. Insurance Subsidiaries. That debt was incurred in October 2019 to fund the BlueMountain Acquisition. See “— AGL and U.S. Holding Companies — Intercompany Loans Payable” above for additional information.

The Company contributed $60 million of cash to BlueMountain at closing, and contributed an additional $30 million in cash in February 2020, $15 million in February 2021 and $15 million in February 2022.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, San Francisco, London, Paris, and other locations with various lease terms. See Item 8, Financial Statements and Supplementary Data, Note 18, Leases, for a table of minimum lease obligations and other lease commitments.

FG VIEs and CIVs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidating FG VIEs and CIVs; however, the Company’s consolidated financial statements reflect the financial position of Assured Guaranty including the effect of consolidating FG VIEs and CIVs. The primary sources and uses of cash at Assured Guaranty’s FG VIEs and CIVs are as follows:

•FG VIEs. The primary sources of cash in FG VIEs are the collection of principal and interest on the collateral supporting its insured debt obligations, and the primary uses of cash are the payment of principal and interest due on the insured debt obligations. The insurance subsidiaries are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs.

•CIVs. The primary sources and uses of cash in the CIVs are raising capital from investors, using capital to make investments, generating cash income from investments, paying expenses, distributing cash flow to investors and issuing debt or borrowing funds to finance investments (CLOs and warehouses). The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions.

See Item 8, Financial Statements and Supplementary Data, Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

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

As of December 31, 2021, these credit facilities had varying maturities ranging from June 3, 2023 to October 20, 2023 with the aggregate principal amount not exceeding $1.0 billion. The available commitment was based on the amount of equity contributed to the warehouse which was $205 million. As of December 31, 2021, $103 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 100 bps to 3-month LIBOR plus 100 bps (with a floor on the LIBOR/Euribor rates of zero). The CLO warehouses were in compliance with all financial covenants as of December 31, 2021.

As of December 31, 2021, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $80 million jointly and $53 million individually for the consolidated healthcare fund. The available commitment was based on the amount of equity contributed to the funds. As of the date of consolidation, $16 million was drawn down by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime Floor of 3%). The fund was in compliance with all financial covenants as of December 31, 2021.

As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under a BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) credit facility dated August 26, 2020 by EUR 2021-1 and AssuredIM, respectively. During the first quarter of 2021, EUR 2021-1 and AssuredIM repaid the borrowings under this credit facility.

Consolidated Cash Flow Summary

    The summarized consolidated statements of cash flows in the table below presents the cash flow effect for the aggregate of the Insurance and Asset Management business and holding companies, separately from the aggregate effect of FG VIEs and CIVs.

Summarized Consolidated Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net cash flows provided by (used in) operating activities, before effect of FG VIEs and CIVs consolidation	$420	$67	$(255)
Effect of FG VIEs and CIVs consolidation (1)	(2,357)	(920)	(254)
Net cash flows provided by (used in) operating activities	(1,937)	(853)	(509)

Net cash flows provided by (used in) investing activities, before effect of FG VIEs and CIVs consolidation	(156)	478	1,055
Acquisitions, net of cash acquired	—	—	(145)
Effect of FG VIEs and CIVs consolidation (1)	179	310	259
Net cash flows provided by (used in) investing activities	23	788	1,169

Net cash flows provided by (used in) financing activities, before effect of FG VIEs and CIVs consolidation
Dividends paid	(66)	(69)	(74)
Repurchases of common shares	(496)	(446)	(500)
Issuance of long-term debt, net of issuance costs	889	—	—
Redemptions and purchases of debt, including make-whole payment	(619)	(21)	(3)
Other	(12)	(11)	(16)
Effect of FG VIEs and CIVs consolidation (1)	2,264	730	9
Net cash flows provided by (used in) financing activities (2)	1,960	183	(584)

Effect of exchange rate changes	(2)	(3)	3
Increase (decrease) in cash and cash equivalents and restricted cash	44	115	79
Cash and cash equivalents and restricted cash at beginning of period	298	183	104
Cash and cash equivalents and restricted cash at the end of the period	$342	$298	$183
____________________
(1)     This includes the effects of consolidating FG VIEs and, beginning October 1, 2019, the CIVs.
(2)    Claims paid on consolidated FG VIEs are presented in the consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operations, excluding the effect of consolidating FG VIEs and CIVs, was an inflow of $420 million in 2021 and an inflow of $67 million in 2020. The increase in cash inflows during 2021 was primarily due to proceeds from sales of the Company’s salvage and subrogation recoverable asset associated with certain matured Puerto Rico GO and PREPA exposures on which the Company had previously paid claims, and lower claims payments compared to the prior period, which were partially offset by higher taxes paid, lower gross premiums received and cash received from a commutation during 2020 that did not recur in 2021. Cash flows from operations attributable to the effect of FG VIE and CIV consolidation was an outflow in 2021 and 2020. The consolidated statements of cash flows presents the investing activities of the consolidated AssuredIM Funds and CLOs are cash flows from operations. The increase in outflows in 2021 compared with 2020 is mainly due to a net increase in investment purchases.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The decrease in investing cash inflows during 2021 was mainly attributable to purchases of short-term investments in anticipation of the 2022 liquidity needs. See “— Insurance Subsidiaries — Financial Guaranty Policies” above for the discussion of the short-term loan facility.

Financing activities primarily consist of cash flows of consolidated CIVs and FG VIEs, as well as the financing cash flows of AGL and the U.S. Holding Companies. The CIVs’ financing cash flows mainly include issuances and repayments of CLOs and CLO warehouse financing debt. This increased CIV cash flow activity was primarily attributable to CLOs and CLO warehouses that were consolidated in 2021. The proceeds from CLO issuances and CLO warehouse borrowings are used to fund the purchases of loans. FG VIEs’ cash flows relate to the paydowns of FG VIEs’ liabilities. See Item 8. Financial Statements and Supplementary Data, Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. AGL and the U.S. Holding Companies’ financing activities included share repurchases, dividends, and the issuance and extinguishment of debt (see Item 8, Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities).

From January 1, 2022 through February 24, 2022, the Company repurchased an additional 1.7 million common shares. As of February 24, 2022, the Company was authorized to repurchase $364 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 8, Financial Statements and Supplementary Data, Note 20, Shareholders’ Equity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to factors that affect the overall performance of the financial markets or movements in market prices. The Company’s primary market risk exposures include interest rate risk, foreign currency exchange rate risk and credit spread risk, and primarily affect the following areas.

•The fair value of credit derivatives within the financial guaranty portfolio of insured obligations fluctuates based on changes in credit spreads of the underlying obligations and the Company’s own credit spreads.

•The fair value of the investment portfolio is primarily driven by changes in interest rates and also affected by changes in credit spreads. The fair value of the investment portfolio contains foreign denominated securities whose value also fluctuates based on changes in foreign exchange rates.

•The carrying value of premiums receivable includes foreign denominated receivables whose values fluctuate based on changes in foreign exchange rates.

•Asset management revenues are sensitive to changes in the fair value of investments.

•The fair value of CIVs are sensitive to changes in market risk.

•The fair value of the assets and liabilities of consolidated FG VIEs may fluctuate based on changes in prepayments, spreads, default rates, interest rates, and house price depreciation/appreciation. The fair value of the FG VIEs’ liabilities also fluctuates based on changes in the Company’s credit spread.

Sensitivity of Credit Derivatives to Credit Risk

Fair value gains and losses on credit derivatives are a function of changes in credit spreads of the underlying obligations and the Company’s own credit spread. Market liquidity could also impact valuations of the underlying obligations. The Company considers the impact of its own credit risk, together with credit spreads on the exposures that it insured through CDS contracts, in determining their fair value.

The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2021 and December 31, 2020 was 49 bps and 132 bps, respectively. Movements in AGM’s CDS prices no longer have a significant impact on the estimated fair value of the Company’s credit derivative contracts due to the relatively low volume and characteristics of CDS contracts remaining in AGM’s portfolio.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Given market conditions and the Company’s own credit spreads, approximately 51% based on fair value, of the Company’s CDS contracts were fair valued using this minimum premium as of December 31, 2020. As of December 31, 2021, the corresponding percentage was de minimis. The percentage of transactions that price using the minimum premium fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming immediate parallel shifts in credit spreads on AGC and AGM and on the risks that they both assume.

Effect of Changes in Credit Spread

	As of December 31, 2021		As of December 31, 2020
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(250)	$(96)	$(221)	$(121)
Base Scenario	(154)	—	(100)	—
Decrease of 25 bps	(83)	71	(81)	19
All transactions priced at floor	(37)	117	(63)	37
____________________
(1)    Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments’ values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed-income securities generally decreases; as interests rates fall for an available-for-sale portfolio, the fair value of fixed-income securities generally increases. The Company’s policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk; instead, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prohibit investment in historically high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s fixed-maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Increase (Decrease) in Fair Value (Pre-Tax)
from Changes in Interest Rates (1)

	As of December 31,
	2021	2020
	(in millions)
Decrease of 300 bps	$509	$277
Decrease of 200 bps	508	275
Decrease of 100 bps	357	245
Increase of 100 bps	(403)	(426)
Increase of 200 bps	(788)	(839)
Increase of 300 bps	(1,176)	(1,256)
____________________
(1)    Sensitivity analysis assumes a floor of zero for interest rates.

Sensitivity of Other Areas to Interest Rate Risk

Insurance

    Fluctuation in interest rates also affects the demand for the Company’s product. When interest rates are lower or when the market is otherwise relatively less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand and premiums obtainable for financial guaranty insurance. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions.

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

    In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities. There are several RMBS transactions in the Company’s insured portfolio which benefit from excess spread either by using it to cover losses in a particular period or reimburse past claims under the Company’s policies. As of December 31, 2021, the Company projects approximately $100 million of excess spread for all of its RMBS transactions over their remaining lives.

    Since RMBS excess spread is determined by the relationship between interest rates on the underlying collateral and the trust’s certificates, it can be affected by unmatched moves in either of these interest rates. For example, modifications to underlying mortgage rates (e.g., rate reductions for troubled borrowers) can reduce excess spread when an upswing in short-term rates that increases the trust’s certificate interest rate is not met with equal increases to the interest rates on the underlying mortgages. These potential reductions in excess spread are often mitigated by an interest rate cap, which goes into effect once the collateral rate falls below the stated certificate rate. Interest due on most of the RMBS transactions the Company insures are capped at the collateral rate. The Company is not obligated to pay additional claims when the collateral interest rate drops below the trust's certificate stated interest rate, rather this just causes the Company to lose the benefit of potential positive excess spread. Additionally, faster than expected prepayments can decrease the dollar amount of excess spread and therefore reduce the cash flow available to cover losses or reimburse past claims.

In the case of the Company’s Puerto Rico exposures and other troubled transactions, changes in interest rates may affect the value of expected recoveries described in Item 8. Financial Statements and Supplementary Data, Note 4, Outstanding Exposure and Note 5, Expected Loss to be Paid (Recovered).

Interest Expense

    Fluctuations in interest rates also impact the Company’s interest expense. The series A enhanced junior subordinated debentures issued by AGUS accrue interest at a floating rate, reset quarterly, equal to three-month LIBOR plus a margin equal to 2.38%. Three-month LIBOR of 0.20% and 0.22% were used for the interest rate resets for December 15, 2021 and December 15, 2020 respectively. Increases to three-month LIBOR will cause the Company’s interest expense to rise while decreases to three month LIBOR will lower the Company’s interest expense. For example, if three-month LIBOR increases by 100 bps, the Company’s annual interest expense will increase by $1.5 million. Conversely, if three-month LIBOR decreases by 100 bps, the Company’s annual interest expense will decrease by $1.5 million. LIBOR may be discontinued. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part I, Item 1A, Risk Factors.

Sensitivity to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument’s value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio as well as foreign denominated premium receivables. The Company’s material exposure is to changes in U.S. dollar/pound sterling and U.S. dollar/euro exchange rates. Securities denominated in currencies other than U.S. dollar were 9.8% and 9.9% of the fixed-maturity securities and short-term investments as of December 31, 2021 and 2020, respectively. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in OCI. Approximately 78% and 80% of installment premiums at December 31, 2021 and December 31, 2020, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Changes in premiums receivables attributable to changes foreign exchange rates are reported in the consolidated statement of operations.

Increase (Decrease) in Carrying Value from Changes in Foreign Exchange Rates

	Fixed-Maturity Securities and Short-Term Investments		Premium Receivable, net of Reinsurance and Commissions Payable
	As of December 31,		As of December 31,
	2021	2020	2021	2020
	(in millions)
Decrease of 30%	$(280)	$(287)	$(318)	$(326)
Decrease of 20%	(186)	(191)	(212)	(218)
Decrease of 10%	(93)	(96)	(106)	(109)
Increase of 10%	93	96	106	109
Increase of 20%	186	191	212	218
Increase of 30%	280	287	318	326

Sensitivity of Asset Management Fees to Changes in Fair Value of AssuredIM Managed Assets

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

    At December 31, 2021, the majority of AssuredIM’s management fees are generated by CLOs, where the Company typically earns fees as a percentage of adjusted par outstanding. Subordinate management fees, which are the majority of CLO fees, may be deferred if a CLO fails one or more over collateralization tests, which could be triggered by a sharp decline in loan prices. In such a scenario the CLO fees are deferred until the CLO passes the overcollateralization test.

Management fees on AssuredIM Funds are generally based on NAV, or for certain funds, based on total committed capital, and may vary based on change in fair value of the investments in the AssuredIM Funds.

In addition to management fees, the Company also receives performance fees, which are generally calculated as a portion of net profits or cash distributions. Movements in credit markets, equity market prices, interest rates, foreign exchange rates, or all of these could cause the value of AUM to fluctuate, and the returns realized on AUM to change, which could result in lower asset management fees.
    Management believes that investment performance is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks and to competitors could reduce revenues and growth because existing clients might withdraw funds in favor of better performing products, which could reduce the ability to attract funds; and could result in lower asset management revenues. As of December 31, 2021 and 2020, a decline of 10% in the fair value of AssuredIM Funds would not have had a material effect on total asset management fees reported in the consolidated statements of operations.

Sensitivity of CIVs to Market Risk

The fair value of the Company’s AssuredIM consolidated CLOs (collectively, consolidated CLOs), is generally sensitive to changes related to: estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); reinvestment assumptions; yields implied by market prices for similar securities; and changes to the market prices of similar loans held by the CLOs. Significant changes to some of these inputs could materially change the market value of the assets and liabilities of consolidated CLOs, as these are all inputs used to project and discount future cash flows.
The fair value of the Company’s consolidated AssuredIM Funds is generally sensitive to changes in prices of comparable or similar investments; changes in financial projections of subject companies; changes in company specific risk premium, changes in the risk-free rate of return; changes in equity risk premium; and new information obtained from issuers.

These inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk.

The Insurance segment’s sensitivity to changes in fair value of the AssuredIM Funds in which it invests or which it consolidates at the AGL level is summarized below.

Sensitivity of Insurance Segment Investments in CIVs
to Changes in Fair Value (Pre-Tax)

	As of December 31,
	2021	2020
	(in millions)
Decrease of 10%	$(23)	$(5)
Increase of 10%	23	5

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

    We have audited the accompanying consolidated balance sheets of Assured Guaranty Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

    The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of the Loss and Loss Adjustment Expense (LAE) Reserve and the Salvage and Subrogation Recoverable - Estimation of the Expected Loss to be Paid (Recovered)

    As described in Notes 5 and 6 to the consolidated financial statements, the loss and LAE reserve and the salvage and subrogation recoverable reported on the consolidated balance sheet relate only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. As of December 31, 2021, the loss and LAE reserve was $869 million and the salvage and subrogation recoverable was $801 million. A loss and LAE reserve for a financial guaranty insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid (total losses) exceed the deferred premium revenue, on a contract-by-contract basis. The expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, net of inflows for expected salvage and subrogation and net of excess spread on underlying collateral, using current risk-free rates. If a transaction is in a net recovery position, this results in the recording of a salvage and subrogation recoverable. Expected cash outflows and inflows are probability weighted cash flows that reflect management’s assumptions about the likelihood of all possible outcomes based on all information available to management. The determination of expected loss to be paid (recovered) is a subjective process involving numerous estimates, assumptions and judgments relating to internal credit ratings, severity of loss, delinquencies, liquidation rates, prepayment rates, timing of cash flows, recovery rates, and probability weightings, as used in the respective cash flow models used by management.

    The principal considerations for our determination that performing procedures relating to the valuation of the loss and LAE reserve and the salvage and subrogation recoverable – estimation of the expected loss to be paid (recovered) is a critical audit matter are (i) the significant judgment by management in determining the significant assumptions related to internal credit ratings, severity of loss, delinquencies, liquidation rates, prepayment rates, timing of cash flows, recovery rates, and probability weightings (collectively referred to as the “significant assumptions”) used in the respective cash flow models in determining the estimate, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to the valuation; (ii) the significant auditor effort and judgment in evaluating audit evidence relating to the aforementioned significant assumptions and judgments used in the respective cash flow models; and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge.

    Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the loss and LAE reserve and the salvage and subrogation recoverable, including controls over the cash flow models and the development of the aforementioned significant assumptions. These procedures also included, among others, the use of professionals with specialized skill and knowledge to assist in (i) independently estimating a range of expected loss to be paid (recovered) and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate for certain transactions; and (ii) testing management’s process for determining the estimate for certain transactions by evaluating the reasonableness of the aforementioned significant assumptions, and assessing the appropriateness of the methodology of the respective models used in developing the estimate of the expected loss to be paid (recovered). Performing these procedures also involved testing the completeness and accuracy of data provided by management.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2022

We have served as the Company’s auditor since 2003.

Assured Guaranty Ltd.
Consolidated Balance Sheets
(dollars in millions except share data)

	As of December 31,
	2021	2020
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $42 and $78 (amortized cost of $7,822 and $8,204)	$8,202	$8,773
Short-term investments, at fair value	1,225	851
Other invested assets (includes $31 and $106, at fair value)	181	214
Total investments	9,608	9,838
Cash	120	162
Premiums receivable, net of commissions payable	1,372	1,372
Deferred acquisition costs	131	119
Salvage and subrogation recoverable	801	991
Financial guaranty variable interest entities’ assets, at fair value	260	296
Assets of consolidated investment vehicles (includes $4,902 and $1,727, at fair value)	5,271	1,913
Goodwill and other intangible assets	175	203
Other assets (includes $132 and $145, at fair value)	470	440
Total assets	$18,208	$15,334

Liabilities
Unearned premium reserve	$3,716	$3,735
Loss and loss adjustment expense reserve	869	1,088
Long-term debt	1,673	1,224
Credit derivative liabilities, at fair value	156	103
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $269 and $316, without recourse $20 and $17)	289	333
Liabilities of consolidated investment vehicles (includes $3,849 and $1,299, at fair value)	4,436	1,590
Other liabilities	569	556
Total liabilities	11,708	8,629

Commitments and contingencies (Note 19)
Redeemable noncontrolling interests (Note 9)	22	21

Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 67,518,424 and 77,546,896 shares issued and outstanding)	1	1
Retained earnings	5,990	6,143
Accumulated other comprehensive income, net of tax of $60 and $89	300	498
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	6,292	6,643
Nonredeemable noncontrolling interests (Note 9)	186	41
Total shareholders’ equity	6,478	6,684
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$18,208	$15,334

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations
(dollars in millions except share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Net earned premiums	$414	$485	$476
Net investment income	269	297	378
Asset management fees	88	89	22
Net realized investment gains (losses)	15	18	22
Fair value gains (losses) on credit derivatives	(58)	81	(6)
Fair value gains (losses) on committed capital securities	(28)	(1)	(22)
Fair value gains (losses) on financial guaranty variable interest entities	23	(10)	42
Fair value gains (losses) on consolidated investment vehicles	127	41	(3)
Foreign exchange gains (losses) on remeasurement	(23)	39	24
Commutation gains (losses)	—	38	1
Other income (loss)	21	38	29
Total revenues	848	1,115	963

Expenses
Loss and loss adjustment expenses (benefit)	(220)	203	93
Interest expense	87	85	89
Loss on extinguishment of debt	175	—	—
Amortization of deferred acquisition costs	14	16	18
Employee compensation and benefit expenses	230	228	178
Other operating expenses	179	197	125
Total expenses	465	729	503

Income (loss) before income taxes and equity in earnings of investees	383	386	460
Equity in earnings of investees	94	27	4
Income (loss) before income taxes	477	413	464

Provision (benefit) for income taxes
Current	96	(13)	(2)
Deferred	(38)	58	65
Total provision (benefit) for income taxes	58	45	63

Net income (loss)	419	368	401
Less: Noncontrolling interests	30	6	(1)
Net income (loss) attributable to Assured Guaranty Ltd.	$389	$362	$402

Earnings per share:
Basic	$5.29	$4.22	$4.04
Diluted	$5.23	$4.19	$4.00

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$419	$368	$401

Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(31), $20 and $46	(202)	163	293
Investments with credit impairment, net of tax provision (benefit) of $2, $(4) and $(14)	6	(16)	(46)
Change in net unrealized gains (losses) on investments	(196)	147	247
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax	(1)	7	4
Other, net of tax	(1)	2	(2)
Other comprehensive income (loss)	(198)	156	249

Comprehensive income (loss)	221	524	650
Less: Comprehensive income (loss) attributable to noncontrolling interests	30	6	(1)
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$191	$518	$651

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
(dollars in millions, except share data)

	Common Shares Outstanding	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.						Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
		Common Shares Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total
As of December 31, 2018	103,672,592	$1	$86	$6,374	$93	$1	$6,555	$—	$6,555
Net income	—	—	—	402	—	—	402	—	402
Dividends ($0.72 per share)	—	—	—	(74)	—	—	(74)	—	(74)
Common shares repurchases	(11,163,929)	—	(93)	(407)	—	—	(500)	—	(500)
Share-based compensation	766,324	—	7	—	—	—	7	—	7
Contributions	—	—	—	—	—	—	—	6	6
Other comprehensive income	—	—	—	—	249	—	249	—	249
As of December 31, 2019	93,274,987	1	—	6,295	342	1	6,639	6	6,645
Net income	—	—	—	362	—	—	362	7	369
Dividends ($0.80 per share)	—	—	—	(69)	—	—	(69)	—	(69)
Common shares repurchases	(15,787,804)	—	—	(446)	—	—	(446)	—	(446)
Share-based compensation	445,490	—	—	16	—	—	16	—	16
Reallocation of ownership interest	—	—	—	—	—	—	—	10	10
Contributions	—	—	—	—	—	—	—	63	63
Distributions	—	—	—	—	—	—	—	(45)	(45)
Other comprehensive income	—	—	—	—	156	—	156	—	156
Other (Note 17)	(385,777)	—	—	(15)	—	—	(15)	—	(15)
As of December 31, 2020	77,546,896	1	—	6,143	498	1	6,643	41	6,684
Net income	—	—	—	389	—	—	389	29	418
Dividends ($0.88 per share)	—	—	—	(65)	—	—	(65)	—	(65)
Common shares repurchases	(10,519,040)	—	—	(496)	—	—	(496)	—	(496)
Share-based compensation	490,568	—	—	19	—	—	19	—	19
Consolidation	—	—	—	—	—	—	—	89	89
Contributions	—	—	—	—	—	—	—	40	40
Distributions	—	—	—	—	—	—	—	(13)	(13)
Other comprehensive (loss)	—	—	—	—	(198)	—	(198)	—	(198)
As of December 31, 2021	67,518,424	$1	$—	$5,990	$300	$1	$6,292	$186	$6,478

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$419	$368	$401
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	69	54	34
Net amortization of premium (discount) on investments	—	(9)	(35)
Provision (benefit) for deferred income taxes	(38)	58	65
Net realized investment losses (gains)	(15)	(18)	(22)
Equity in earnings of investees	(94)	(27)	(4)
Loss on extinguishment of debt	175	—	—
Change in premiums receivable, net of premiums and commissions payable	—	(102)	(388)
Change in unearned premium reserve, net	(17)	19	244
Change in loss and loss adjustment expense reserve, net	(99)	(174)	(528)
Change in current income taxes	64	9	1
Change in credit derivative assets and liabilities, net	54	(85)	(22)
Other	20	8	(3)
Cash flows from consolidated investment vehicles:
Purchases of securities	(4,957)	(2,053)	(267)
Sales of securities	2,161	1,156	13
Maturities and paydowns of securities	430	71	5
Proceeds from (purchases of) money market funds	(6)	(108)	—
Purchases to cover securities sold short	(621)	(460)	—
Proceeds from securities sold short	618	509	—
Other changes in consolidated investment vehicles	(100)	(69)	(3)
Net cash flows provided by (used in) operating activities	(1,937)	(853)	(509)

Cash flows from investing activities:
Fixed-maturity securities:
Purchases	(1,236)	(1,380)	(873)
Sales	428	779	1,805
Maturities and paydowns	1,148	878	781
Short-term investments with original maturities of over three months:
Purchases	—	(85)	(229)
Sales	—	5	2
Maturities and paydowns	36	73	316
Net sales (purchases) of short-term investments with original maturities of less than three months	(410)	430	(623)
Acquisitions, net of cash acquired (see Note 2)	—	—	(145)
Sales and return of capital of other invested assets	80	23	36
Purchases of other invested assets	(79)	(19)	(88)
Paydowns on financial guaranty variable interest entities’ assets	62	83	139
Sales of financial guaranty variable interest entities’ assets	—	—	51
Other	(6)	1	(3)
Net cash flows provided by (used in) investing activities	$23	$788	$1,169
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows, Continued
 (in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Dividends paid	$(66)	$(69)	$(74)
Repurchases of common shares	(496)	(446)	(500)
Net paydowns of financial guaranty variable interest entities’ liabilities	(53)	(77)	(181)
Issuance of long-term debt, net of issuance costs	889	—	—
Redemptions and purchases of debt, including make-whole payment	(620)	(22)	(4)
Other	26	(10)	(15)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	3,276	738	482
Repayment of collateralized loan obligations	(824)	—	—
Proceeds from issuance of warehouse financing debt	1,338	234	—
Repayment of warehouse financing debt	(1,537)	(210)	(306)
Contributions from noncontrolling interests to consolidated investment vehicles	39	88	18
Distributions to noncontrolling interests from consolidated investment vehicles	(12)	(43)	(4)
Net cash flows provided by (used in) financing activities	1,960	183	(584)

Effect of foreign exchange rate changes	(2)	(3)	3
Increase (decrease) in cash and cash equivalents and restricted cash	44	115	79
Cash and cash equivalents and restricted cash at beginning of period	298	183	104
Cash and cash equivalents and restricted cash at end of period	$342	$298	$183

Supplemental cash flow information
Income taxes paid (received)	$24	$(25)	$4
Interest paid on long-term debt	80	81	84

Supplemental disclosure of non-cash investing activities:
Purchases of fixed-maturity securities	$—	$(1)	$(188)
Sales of fixed-maturity securities	—	1	44
Sales and return of capital of other invested assets	6	1	—
Purchases of other invested assets	(6)	—	—

	As of December 31,
	2021	2020	2019
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash	$120	$162	$169
Restricted cash (included in other assets)	2	2	—
Cash and cash equivalents of consolidated investment vehicles (see Note 9)	220	134	14
Cash and cash equivalents and restricted cash at the end of period	$342	$298	$183

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

Through its insurance subsidiaries, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe, Canada and Australia. The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

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

The consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). See Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

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

The Company’s principal asset management subsidiaries are:

•Assured Investment Management LLC;

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•Assured Investment Management (London) LLP; and
•Assured Healthcare Partners LLC.

Until April 1, 2021, Municipal Assurance Corp. (MAC) was also a principal insurance subsidiary domiciled in New York. On April 1, 2021, MAC was merged with and into AGM, with AGM as the surviving company.

AGM, AGC and, until its merger with AGM on April 1, 2021, MAC, (collectively, the U.S. Insurance Subsidiaries), jointly own an investment subsidiary, AG Asset Strategies LLC (AGAS), which invests in funds managed by AssuredIM (AssuredIM Funds).

AGL directly or indirectly owns several holding companies, two of which - Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (collectively, the U.S. Holding Companies) - have public debt outstanding.

Significant Accounting Policies

The Company revalues assets, liabilities, revenue and expenses denominated in non-U.S. currencies into U.S. dollars using applicable exchange rates. Gains and losses relating to transactions in foreign denominations in those subsidiaries where the functional currency is the U.S. dollar are reported in the consolidated statements of operations. Gains and losses relating to translating foreign functional currency financial statements to U.S. dollars are reported in the consolidated statements of other comprehensive income (loss) (OCI).

Other accounting policies are included in the following notes to the consolidated financial statements.

Note Name	Note Number
Business combinations	Note 2
Segment information	Note 3
Expected loss to be paid (recovered)	Note 5
Contracts accounted for as insurance	Note 6
Contracts accounted for as credit derivatives	Note 7
Investments and cash	Note 8
Financial guaranty variable interest entities and consolidated investment vehicles	Note 9
Fair value measurement	Note 10
Asset management fees and compensation	Note 11
Goodwill and other intangible assets	Note 12
Long-term debt and credit facilities	Note 13
Employee benefit plans	Note 14
Income taxes	Note 15
Leases	Note 18
Commitments and contingencies	Note 19
Shareholders' equity	Note 20
Earnings per share	Note 22

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

The Company adopted the optional relief afforded by these ASUs in the third quarter of 2021 on a prospective basis, and the guidance will be followed until the optional relief terminates on December 31, 2022. The Company has identified insurance contracts, derivatives and other financial instruments that are directly or indirectly influenced by LIBOR, and will be applying the accounting relief as relevant contract modifications are made during the Reference Rate Transition Period. There was no impact to the Company’s consolidated financial statements upon the initial adoption of these ASUs.

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

2.Business Combinations

Accounting Policy

    Business combinations are accounted for under the acquisition method of accounting which requires that the assets and liabilities of the acquired entities be recorded at fair value. The excess of the purchase price over the fair value of the net assets of the acquired subsidiaries is recorded as goodwill.

BlueMountain (Assured Investment Management LLC)

Consistent with one of its key strategic initiatives to acquire an asset management business, AGUS completed the BlueMountain Acquisition on October 1, 2019 (the BlueMountain Acquisition Date), for a purchase price of $157 million. In addition, AGUS made initial cash capital contributions to BlueMountain of $60 million at closing and $30 million in February 2020. To fund the BlueMountain Acquisition and the related initial capital contributions, the U.S. Insurance Subsidiaries made

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
10 year, 3.5% interest rate intercompany loans to AGUS totaling $250 million. BlueMountain was an asset manager that became the basis for the establishment of AssuredIM.

    The Company exercised significant judgment to determine the fair value of the assets it acquired and liabilities it assumed in the BlueMountain Acquisition. The most significant of these determinations related to the valuation of investment management contracts. AssuredIM’s finite-lived intangible assets consist mainly of investment management and CLO contracts and its CLO distribution network. The fair value of the contracts and CLO distribution network were determined using the multi-period excess earnings method and the replacement cost method, respectively. The following table shows the purchase price, net assets acquired and goodwill recorded from the BlueMountain Acquisition on the BlueMountain Acquisition Date.

Net Effect of BlueMountain Acquisition
(in millions)
Cash purchase price	$157

Identifiable assets acquired:
Investment portfolio	3
Cash	12
Intangible assets (1)	79
Other assets	59
Total assets	153

Liabilities assumed:
Compensation payable (2)	61
Other liabilities	52
Total liabilities	113
Net identifiable assets acquired	40
Goodwill recognized from BlueMountain Acquisition (1)	$117
_____________________
(1)    Presented in “goodwill and other intangible assets” on the consolidated balance sheets.
(2)    Presented in “other liabilities” on the consolidated balance sheets.

    From the BlueMountain Acquisition Date through December 31, 2019, there were revenues of $32 million and a net loss of $10 million related to AssuredIM included in the consolidated statement of operations. For 2019, the Company recognized transaction expenses for the BlueMountain Acquisition of $9 million, primarily related to legal and financial advisor fees.

    The following table presents the components of identified intangible assets on the BlueMountain Acquisition Date:

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The unaudited pro forma combined financial information is presented for illustrative purposes only and does not indicate the financial results had the companies actually been combined as of January 1, 2018, nor is it indicative of the results of operations in future periods.

Unaudited Pro Forma Results of Operations (1)

Year Ended December 31, 2019
(dollars in millions except share data)
Pro forma revenues	$1,079
Pro forma net income	358
Pro forma earnings per share (EPS):
Basic	3.60
Diluted	3.57
_____________________
(1)    Pro forma adjustments were made for transaction expenses, amortization of intangible assets and the income tax impact related to the BlueMountain Acquisition as if the companies had been combined as of January 1, 2018.

3.    Segment Information

    The Company reports its results of operations in two segments: Insurance and Asset Management, separate from its Corporate division and the effects of consolidating FG VIEs and CIVs, which is consistent with the manner in which the Company’s chief operating decision maker (CODM) reviews the business to assess performance and allocate resources.

The Insurance segment primarily consists of: (i) the Company’s insurance subsidiaries; and (ii) AGAS. The Asset Management segment consists of AssuredIM, which provides asset management services to third-party investors as well as to the U.S. Insurance Subsidiaries and AGAS.

The Corporate division primarily consists of interest expense on the debt of the U.S. Holding Companies and any losses on extinguishment or repurchases of their debt, as well as other operating expenses attributed to the corporate activities of AGL and the U.S. Holding Companies.

    The Other category primarily includes the effect of consolidating FG VIEs and CIVs, intersegment eliminations and the reclassification of reimbursable fund expenses. See Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

The segments differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries which guarantee the FG VIEs’ debt; and (ii) AGAS’s share of earnings from investments in AssuredIM Funds in “equity in earnings of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses associated with their financial guaranty policies associated with the FG VIEs’ debt is eliminated, whereas the reconciliation tables below present the FG VIEs and related eliminations in “Other”, and (ii) CIVs are consolidated by AGUS, a U.S. holding company, whereas in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings of investees” associated with AGAS’s interest in CIVs are presented in “Other.” In addition, under GAAP, reimbursable fund expenses are shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below, they are netted in segment expenses.

    The Company analyzes the operating performance of each segment using “segment adjusted operating income.” Results for each segment include specifically identifiable expenses as well as intersegment expense allocations, as applicable, based on time studies and other cost allocation methodologies based on headcount or other metrics. Segment adjusted operating income is defined as net income (loss) attributable to AGL, adjusted for the following items:

•Elimination of realized gains (losses) on the Company’s investments, except for gains and losses on securities classified as trading.

•Elimination of non-credit impairment-related unrealized fair value gains (losses) on credit derivatives that are recognized in net income, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses, and non-economic payments.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•Elimination of fair value gains (losses) on the Company’s committed capital securities (CCS) that are recognized in net income.

•Elimination of foreign exchange gains (losses) on remeasurement of net premium receivables and loss and loss adjustment expense (LAE) reserves that are recognized in net income.

•Elimination of the tax effects related to the above adjustments, which are determined by applying the statutory tax rate in each of the jurisdictions that generate these adjustments.

The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources and only reviews assets at a consolidated level or at an individual subsidiary level as needed for regulatory purposes, generally on a statutory basis of accounting applicable to each individual subsidiary’s jurisdiction.

The following table presents information for the Company’s operating segments.

Segment Information

	Years Ended December 31,
	2021		2020		2019
	Insurance	Asset Management	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$724	$73	$864	$61	$912	$22
Intersegment revenues	9	10	10	5	5	—
Segment revenues	733	83	874	66	917	22
Segment expenses	33	108	446	128	324	34
Segment equity in earnings of investees	144	—	61	—	2	—
Less: Segment provision (benefit) for income taxes	122	(6)	60	(12)	83	(2)
Segment adjusted operating income (loss)	$722	$(19)	$429	$(50)	$512	$(10)

Selected components of segment adjusted operating income:
Net investment income	$280	$—	$310	$—	$383	$—
Interest expense	—	1	—	—	—	—
Non-cash compensation and operating expenses (1)	56	17	39	31	39	3
_____________________
(1)    Consists of amortization of DAC and intangible assets, depreciation, share-based compensation (see Note 14, Employee Benefit Plans), write-off of long-lived intangible assets related to MAC licenses (see Note 12, Goodwill and Other Intangible Assets), and lease impairment (see Note 18, Leases).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2021

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings of Investees	Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$733	$33	$144	$122	$—	$722
Asset Management	83	108	—	(6)	—	(19)
Total segments	816	141	144	116	—	703
Corporate division	2	312	—	(47)	—	(263)
Other	142	26	(50)	6	30	30
Subtotal	960	479	94	75	30	470
Reconciling items:
Realized gains (losses) on investments	15	—	—	—	—	15
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(78)	(14)	—	—	—	(64)
Fair value gains (losses) on CCS	(28)	—	—	—	—	(28)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(21)	—	—	—	—	(21)
Tax effect	—	—	—	(17)	—	17
Total consolidated	$848	$465	$94	$58	$30	$389

Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2020

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings of Investees	Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$874	$446	$61	$60	$—	$429
Asset Management	66	128	—	(12)	—	(50)
Total segments	940	574	61	48	—	379
Corporate division	9	132	(6)	(18)	—	(111)
Other	40	21	(28)	(3)	6	(12)
Subtotal	989	727	27	27	6	256
Reconciling items:
Realized gains (losses) on investments	18	—	—	—	—	18
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	67	2	—	—	—	65
Fair value gains (losses) on CCS	(1)	—	—	—	—	(1)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	—	—	—	—	42
Tax effect	—	—	—	18	—	(18)
Total consolidated	$1,115	$729	$27	$45	$6	$362

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2019

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings of Investees	Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$917	$324	$2	$83	$—	$512
Asset Management	22	34	—	(2)	—	(10)
Total segments	939	358	2	81	—	502
Corporate division	3	133	—	(19)	—	(111)
Other	22	25	2	—	(1)	—
Subtotal	964	516	4	62	(1)	391
Reconciling items:
Realized gains (losses) on investments	22	—	—	—	—	22
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(23)	(13)	—	—	—	(10)
Fair value gains (losses) on CCS	(22)	—	—	—	—	(22)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	22	—	—	—	—	22
Tax effect	—	—	—	1	—	(1)
Total consolidated	$963	$503	$4	$63	$(1)	$402

Supplemental Information
Year Ended December 31, 2021

	Net Earned Premiums	Net Investment Income	Loss and LAE (Benefit)	Amortization of DAC	Other Expenses(1)
	(in millions)
Segments:
Insurance	$418	$280	$(221)	$14	$240
Asset Management	—	—	—	—	107
Total segments	418	280	(221)	14	347
Corporate division	—	2	—	—	41
Other	(4)	(13)	15	—	21
Subtotal	414	269	(206)	14	409
Reconciling items:
Credit derivative impairment (recoveries) (2)	—	—	(14)	—	—
Total consolidated	$414	$269	$(220)	$14	$409
_____________________
(1)    Consists of “employee compensation and benefit expenses” and “other operating expenses.” Includes non-cash compensation and operating expenses of $56 million for Insurance segment, $17 million for Asset Management segment, and $5 million for Corporate division.
(2)    Credit derivative impairment (recoveries) are included in “fair value gains (losses) on credit derivatives” in the Company’s consolidated statements of operations, and in loss and LAE (benefit) on a segment basis.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Supplemental Information
Year Ended December 31, 2020

	Net Earned Premiums	Net Investment Income	Loss and LAE (Benefit)	Amortization of DAC	Other Expenses(1)
	(in millions)
Segments:
Insurance	$490	$310	$204	$16	$226
Asset Management	—	—	—	—	128
Total segments	490	310	204	16	354
Corporate division	—	2	—	—	37
Other	(5)	(15)	(3)	—	34
Subtotal	485	297	201	16	425
Reconciling items:
Credit derivative impairment (recoveries) (2)	—	—	2	—	—
Total consolidated	$485	$297	$203	$16	$425
_____________________
(1)    Consists of “employee compensation and benefit expenses” and “other operating expenses.” Includes non-cash compensation and operating expenses of $39 million for Insurance segment, $31 million for Asset Management segment, and $6 million for Corporate division.
(2)    Credit derivative impairment (recoveries) are included in “fair value gains (losses) on credit derivatives” in the Company’s consolidated statements of operations, and in loss and LAE (benefit) on a segment basis.

Supplemental Information
Year Ended December 31, 2019

	Net Earned Premiums	Net Investment Income	Loss and LAE (Benefit)	Amortization of DAC	Other Expenses(1)
	(in millions)
Segments:
Insurance	$494	$383	$86	$18	$220
Asset Management	—	—	—	—	34
Total segments	494	383	86	18	254
Corporate division	—	4	—	—	39
Other	(18)	(9)	20	—	10
Subtotal	476	378	106	18	303
Reconciling items:
Credit derivative impairment (recoveries) (2)	—	—	(13)	—	—
Total consolidated	$476	$378	$93	$18	$303
_____________________
(1)    Consists of “employee compensation and benefit expenses” and “other operating expenses.” Includes non-cash compensation and operating expenses of $39 million for Insurance segment, $3 million for Asset Management segment, and $6 million for Corporate division.
(2)    Credit derivative impairment (recoveries) are included in “fair value gains (losses) on credit derivatives” in the Company’s consolidated statements of operations, and in loss and LAE (benefit) on a segment basis.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The table below summarizes revenues for the operating segments, Corporate division and Other category by country of domicile for each period indicated, based on the country of domicile of the Company’s subsidiaries that generated the revenues.

Segment, Corporate Division and Other
Revenues by Country of Domicile

	Year Ended December 31,
Country of Domicile	2021	2020	2019
	(in millions)
U.S.	$762	$788	$761
Bermuda	153	155	161
U.K.	42	38	41
Other	3	8	1
Total	$960	$989	$964

4.    Outstanding Exposure

The Company sells credit protection primarily in financial guaranty insurance form. Until 2009, the Company also sold credit protection by issuing policies that guaranteed payment obligations under credit derivatives, primarily credit default swaps (CDS). The Company’s contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS in the U.S. since 2009. The Company has, however, acquired or reinsured portfolios since 2009 that include financial guaranty contracts in credit derivative form.

The Company also writes specialty insurance and reinsurance that is consistent with its risk profile and benefits from its underwriting experience.

The Company seeks to limit its exposure to losses by underwriting obligations that it views to be investment grade at inception, although on occasion it may underwrite new issuances that it views to be below-investment grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on a portfolio of insurance or reassuming a portfolio of reinsurance it had previously ceded; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, typically requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

    Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on these VIEs whether or not they are consolidated. The Company also provides specialty insurance and reinsurance on transactions without special purpose entities but with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Significant Risk Management Activities

The Portfolio Risk Management Committee, which includes members of senior management and senior risk and surveillance officers, is responsible for enterprise risk management for the Insurance segment and focuses on measuring and managing insurance credit, market and liquidity risk for the Company. This committee establishes company-wide credit policy for the Company’s direct and assumed insurance business. It implements specific insurance underwriting procedures and limits for the Company and allocates underwriting capacity among the Company’s insurance subsidiaries. All insurance transactions in new asset classes or new jurisdictions must be approved by this committee.

The U.S., AG Re and AGRO risk management committees and AGUK’s and AGE’s (the European Insurance Subsidiaries) surveillance committees conduct in-depth reviews of the insured portfolios of the relevant subsidiaries, focusing on varying portions of the portfolio at each meeting. They review and may revise internal ratings assigned to the insured transactions and review sector reports, monthly product line surveillance reports and compliance reports.

All transactions in the insured portfolio are assigned internal credit ratings by the relevant underwriting committee at inception, which credit ratings are updated by the relevant risk management or surveillance committee based on changes in transaction credit quality. As part of the surveillance process, the Company monitors trends and changes in transaction credit quality, and recommends such remedial actions as may be necessary or appropriate. The Company also develops strategies to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company’s litigation proceedings.

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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 5, Expected Loss to be Paid (Recovered), for additional information. Surveillance personnel then assign each BIG transaction to the appropriate BIG surveillance category based upon whether a future loss is expected and whether a claim has been paid. The Company uses the tax-equivalent yield of the relevant subsidiary’s investment portfolio to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•BIG Category 2: Below-investment-grade transactions for which future losses are expected but for which no claims (other than liquidity claims, which are claims that the Company expects to be reimbursed within one year) have yet been paid.
•BIG Category 3: Below-investment-grade transactions for which future losses are expected and on which claims (other than liquidity claims) have been paid.

Impact of COVID-19 Pandemic

    The coronavirus disease known as COVID-19 was declared a pandemic by the World Health Organization in early 2020 and it (including its variants) continues to spread throughout the world. Several vaccines and therapeutics have been developed and approved by governments, and distribution of vaccines and therapeutics is proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. While the COVID-19 pandemic has been impacting the global economy and the Company for almost two years, its ultimate size, depth, course and duration, and the effectiveness, acceptance and distribution of vaccines and therapeutics for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company’s business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time. For information about how the COVID-19 pandemic has impacted the Company’s loss projections, see Note 5, Expected Loss to be Paid (Recovered).

From shortly after the pandemic reached the U.S. through early 2021, the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn. Given significant federal funding in 2021 and the performance it observed, the Company’s surveillance department has reduced these supplemental procedures, but is still monitoring those sectors it identified as most at risk for any developments related to COVID-19 that may impact the ability of issuers to make upcoming debt service payments. The Company’s internal ratings and loss projections reflect its supplemental COVID-19 surveillance activity. Through February 24, 2022, the Company has paid less than $12 million in insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19. The Company has already received reimbursement for most of those claims.

Financial Guaranty Exposure

    The Company measures its financial guaranty exposure in terms of: (i) gross and net par outstanding; and (ii) gross and net debt service.

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

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, and instead includes such amounts in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of December 31, 2021 and December 31, 2020, the Company excluded from net par outstanding $1.3 billion and $1.4 billion, respectively, attributable to loss mitigation securities.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

     The calculation of debt service requires the use of estimates, which the Company updates periodically, including estimates and assumptions for the expected remaining term of insured obligations supported by homogeneous pools of assets, updated interest rates for floating and variable rate insured obligations, behavior of consumer price indices for obligations with consumer price index inflators, foreign exchange rates and other assumptions based on the characteristics of each insured obligation. Debt service is a measure of the estimated maximum potential exposure to insured obligations before considering the Company’s various legal rights to the underlying collateral and other remedies available to it under its financial guaranty contract.

    Actual debt service may differ from estimated debt service due to refundings, terminations, negotiated restructurings, prepayments, changes in interest rates on variable rate insured obligations, consumer price index behavior differing from that projected, changes in foreign exchange rates on non-U.S. dollar denominated insured obligations and other factors.

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of December 31, 2021		As of December 31, 2020
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$357,694	$357,314	$356,078	$355,649
Structured finance	10,076	10,046	10,614	10,584
Total financial guaranty	$367,770	$367,360	$366,692	$366,233

Par Outstanding
Public finance	$227,507	$227,164	$225,013	$224,625
Structured finance	9,258	9,228	9,558	9,528
Total financial guaranty	$236,765	$236,392	$234,571	$234,153

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $476 million of public finance gross par and $884 million of structured finance gross par as of December 31, 2021. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio by Internal Rating
As of December 31, 2021

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$272	0.2%	$2,217	4.5%	$806	9.6%	$493	57.7%	$3,788	1.6%
AA	16,372	9.2	4,205	8.4	4,760	56.8	22	2.6	25,359	10.7
A	94,459	53.3	10,659	21.3	813	9.7	160	18.7	106,091	44.9
BBB	60,744	34.3	32,264	64.6	611	7.3	179	21.0	93,798	39.7
BIG	5,372	3.0	600	1.2	1,384	16.6	—	—	7,356	3.1
Total net par outstanding	$177,219	100.0%	$49,945	100.0%	$8,374	100.0%	$854	100.0%	$236,392	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2020

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$340	0.2%	$2,617	4.9%	$1,146	12.8%	$152	26.4%	$4,255	1.8%
AA	16,742	9.7	4,690	8.8	4,324	48.3	35	6.0	25,791	11.0
A	90,914	53.0	11,646	22.0	1,006	11.3	137	23.8	103,703	44.3
BBB	58,162	33.9	33,180	62.6	835	9.3	252	43.8	92,429	39.5
BIG	5,439	3.2	895	1.7	1,641	18.3	—	—	7,975	3.4
Total net par outstanding	$171,597	100.0%	$53,028	100.0%	$8,952	100.0%	$576	100.0%	$234,153	100.0%

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following tables present net par outstanding by sector for the financial guaranty portfolio.

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of December 31,
Sector	2021	2020
	(in millions)
Public finance:
U.S. public finance:
General obligation	$72,896	$72,268
Tax backed	35,726	34,800
Municipal utilities	25,556	25,275
Transportation	17,241	15,179
Healthcare	9,588	8,691
Higher education	6,927	6,127
Infrastructure finance	6,329	5,843
Housing revenue	1,000	1,149
Investor-owned utilities	611	644
Renewable energy	193	204
Other public finance	1,152	1,417
Total U.S. public finance	177,219	171,597
Non-U.S public finance:
Regulated utilities	18,814	19,370
Infrastructure finance	16,475	17,819
Sovereign and sub-sovereign	10,886	11,682
Renewable energy	2,398	2,708
Pooled infrastructure	1,372	1,449
Total non-U.S. public finance	49,945	53,028
Total public finance	227,164	224,625
Structured finance:
U.S. structured finance:
Life insurance transactions	3,431	2,581
RMBS	2,391	2,990
Financial products	770	820
Consumer receivables	583	768
Pooled corporate obligations	534	1,193
Other structured finance	665	600
Total U.S. structured finance	8,374	8,952
Non-U.S. structured finance:
Pooled corporate obligations	351	—
RMBS	325	357
Other structured finance	178	219
Total non-U.S structured finance	854	576
Total structured finance	9,228	9,528
Total net par outstanding	$236,392	$234,153

    Actual maturities of insured obligations could differ from contractual maturities because borrowers have the right to call or prepay certain obligations. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Expected Amortization of Net Par Outstanding
As of December 31, 2021

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$52,529	$3,001	$55,530
5 to 10 years	46,480	2,575	49,055
10 to 15 years	43,842	1,859	45,701
15 to 20 years	33,531	1,288	34,819
20 years and above	50,782	505	51,287
Total net par outstanding	$227,164	$9,228	$236,392

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2021

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,765	$116	$3,491	$5,372	$177,219
Non-U.S. public finance	556	—	44	600	49,945
Public finance	2,321	116	3,535	5,972	227,164

Structured finance:
U.S. RMBS	121	24	1,120	1,265	2,391
Other structured finance	1	41	77	119	6,837
Structured finance	122	65	1,197	1,384	9,228
Total	$2,443	$181	$4,732	$7,356	$236,392

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2020

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,777	$57	$3,605	$5,439	$171,597
Non-U.S. public finance	846	—	49	895	53,028
Public finance	2,623	57	3,654	6,334	224,625

Structured finance:
U.S. RMBS	200	26	1,254	1,480	2,990
Other structured finance	28	51	82	161	6,538
Structured finance	228	77	1,336	1,641	9,528
Total	$2,851	$134	$4,990	$7,975	$234,153

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2021

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance (1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,429	$14	$2,443	117	2	119
Category 2	177	4	181	16	1	17
Category 3	4,687	45	4,732	129	8	137
Total BIG	$7,293	$63	$7,356	262	11	273

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2020

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivative	Total	Financial Guaranty Insurance(1)	Credit Derivative	Total
	(dollars in millions)
BIG:
Category 1	$2,781	$70	$2,851	125	6	131
Category 2	130	4	134	19	1	20
Category 3	4,944	46	4,990	126	7	133
Total BIG	$7,855	$120	$7,975	270	14	284
_____________________
(1)    Includes FG VIEs.
(2)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

    The Company seeks to maintain a diversified portfolio of insured obligations designed to spread its risk across a number of geographic areas.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Geographic Distribution of Net Par Outstanding
As of December 31, 2021

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,277	$35,322	14.9%
Texas	1,022	17,233	7.3
Pennsylvania	573	15,631	6.6
New York	625	15,155	6.4
Illinois	517	12,807	5.5
New Jersey	281	10,173	4.3
Florida	226	7,284	3.1
Michigan	260	5,261	2.2
Louisiana	137	5,203	2.2
Alabama	236	3,800	1.6
Other	1,951	49,350	20.9
Total U.S. public finance	7,105	177,219	75.0
U.S. Structured finance (multiple states)	387	8,374	3.5
Total U.S.	7,492	185,593	78.5

Non-U.S.:
United Kingdom	285	38,044	16.1
France	7	2,718	1.1
Canada	7	2,107	0.9
Spain	8	1,762	0.8
Australia	7	1,667	0.7
Other	42	4,501	1.9
Total non-U.S.	356	50,799	21.5
Total	7,848	$236,392	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $3.6 billion net par outstanding as of December 31, 2021, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures defaulted on bond payments, and the Company has now paid claims on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

    On June 30, 2016, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA) was signed into law. PROMESA established a seven-member Financial Oversight and Management Board (the FOMB) with authority to require that balanced budgets and fiscal plans be adopted and implemented by Puerto Rico. Title III of PROMESA provides for a process analogous to a voluntary bankruptcy process under Chapter 9 of the United States Bankruptcy Code (Bankruptcy Code).

The Company negotiated with the FOMB and other stakeholders over approximately five years and entered into support agreements covering $3.4 billion, or 95% of the Company’s insured net par outstanding, of Puerto Rico exposures. All of the Company’s Puerto Rico exposures that were in payment default on December 31, 2021 are covered by the support agreements. The plan of adjustment contemplated by one of those support agreements, covering $1.2 billion, or 34% of the Company’s insured net par outstanding of Puerto Rico exposures, was confirmed on January 18, 2022. Then, on January 20, 2022, orders were entered finalizing the consensual modification contemplated by the support agreements for another $168 million outstanding as of December 31, 2021, of the Company’s insured Puerto Rico exposures. As a consequence,

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
$1.4 billion net par outstanding, or 39% of the Company’s Puerto Rico net par outstanding as of December 31, 2021, now benefits from court orders for resolution, as further described below.

Plan of Adjustment

On January 18, 2022, an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan) was entered by the United States District Court of the District of Puerto Rico acting under Title III of PROMESA (the Title III Court). The GO/PBA Plan restructures approximately $35 billion of debt (including the Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) bonds insured by the Company) and other claims against the government of Puerto Rico and certain entities and $50 billion in pension obligations (none of which is insured by the Company) consistent with the terms of the settlement embodied in a revised GO and PBA plan support agreement (PSA) entered into by AGM and AGC on February 22, 2021, with certain other stakeholders, the Commonwealth, and the FOMB (GO/PBA PSA). The FOMB will set the effective date for the GO/PBA Plan (GO/PBA Effective Date), and has announced that it expects the GO/PBA Effective Date to be on or before March 15, 2022.

As of December 31, 2021, the Company had $1.2 billion of insured net par outstanding covered by the GO/PBA Plan: $1.1 billion insured net par outstanding of GO bonds and $122 million insured net par outstanding of PBA bonds. In general, the GO/PBA Plan provides for lower Commonwealth debt service payments per annum and provides for the distribution to creditors of new recovery bonds, cash, and additional consideration in the form of a contingent value instrument (CVI). This CVI is intended to provide creditors with additional returns tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The GO/PBA Plan provides for different recoveries based on the bonds’ issuance date, with GO and PBA bonds issued before 2011 (Vintage) receiving higher recoveries than GO and PBA bonds issued in 2011 and thereafter (except that, for purposes of the GO/PBA Plan, Series 2011A GO bonds would be treated as Vintage bonds).

In August 2021, the Company exercised certain elections under the GO/PBA Plan that impact the timing of payments under its insurance policies. In accordance with the terms of the GO/PBA Plan, the payment of the principal of all GO bonds and PBA bonds insured by the Company will be accelerated against the Commonwealth and become due and payable as of the GO/PBA Effective Date. In accordance with the terms of its insurance policies, the Company has elected to pay 100% of the then outstanding principal amount of insured bonds plus accrued interest thereon to the date of payment (Acceleration Price) on the GO/PBA Effective Date to holders of insured securities with a net par outstanding of $1.1 billion as of December 31, 2021. With respect to the approximately $102 million net par outstanding of remaining insured securities covered by the GO/PBA Plan, insured bondholders were permitted to elect either: (1) to receive the Acceleration Price on the GO/PBA Effective Date; or (2) to receive custody receipts that represent an interest in the legacy insurance policy and cash, new recovery bonds and CVIs (in aggregate, Plan Consideration) that constitute distributions under the GO/PBA Plan. Subject to the terms of the final documentation that govern the terms of the custody receipts, distributions of Plan Consideration will be immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and will be applied to make payments and/or prepayments of amounts due under the legacy insured bonds. To the extent that distributions of Plan Consideration are insufficient to pay principal and interest coming due on the legacy insured bonds after giving effect to the distributions described in the immediately preceding sentence, the Company’s insurance policy would continue to guarantee such payments in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates. Copies of the documents governing the terms of the custody receipts are expected to be available for review by insured bondholders in connection with the distribution of a supplement to the GO/PBA Plan. Further, in the case of insured bondholders who elected to receive custody receipts, the Company will retain the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying the applicable Acceleration Price. Retention by the Company of the right to satisfy its obligations under its insurance policy with respect to the relevant insured bonds by paying the Acceleration Price is authorized by the GO/PBA Plan and the Company’s rights under its related insurance policies and is expected to be reflected in the applicable custodial trust documentation.

Support Agreements

In addition to the GO/PBA PSA, the Company has entered into the support agreements described below (Support Agreements):

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•HTA/CCDA PSA: A PSA with certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Convention Center District Authority (PRCCDA) entered into by AGM and AGC on May 5, 2021.

•PRIFA PSA: A PSA signed on July 27, 2021 by certain other stakeholders, the Commonwealth, and the FOMB with respect to the Puerto Rico Infrastructure Financing Authority (PRIFA) and joined by AGC on July 28, 2021.

•PREPA RSA: A restructuring support agreement with the Puerto Rico Electric Power Authority (PREPA) and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB with respect to PREPA, entered into by AGM and AGC on May 3, 2019.

HTA/CCDA PSA. As of December 31, 2021, the Company had $1.4 billion of insured net par outstanding that is covered by the HTA/CCDA PSA: $799 million insured net par outstanding of PRHTA (transportation revenue) bonds; $457 million insured net par outstanding of PRHTA (highway revenue) bonds; and $152 million insured net par outstanding of PRCCDA bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls. The PRCCDA bonds are secured by certain hotel tax revenues. The FOMB has filed a petition under Title III of PROMESA with respect to PRHTA.

The HTA/CCDA PSA provides for payments to AGM and AGC consisting of: (i) cash; (ii) in the case of PRHTA, new bonds expected to be backed by toll revenue (Toll Bonds); and (iii) a CVI. Under the HTA/CCDA PSA, bondholders and bond insurers of PRHTA will receive, in the aggregate, $389 million of cash; $1.2 billion par in Toll Bonds; and the CVI. Under the HTA/CCDA PSA, bondholders and bond insurers of PRCCDA will receive, in the aggregate, $112 million in cash and the CVI. On January 20, 2022, the United States District Court of the District of Puerto Rico (Federal District Court for Puerto Rico) entered an order under Title VI of PROMESA modifying the PRCCDA debt consistent with the HTA/CCDA PSA (PRCCDA Modification). The Company expects the effective date of the PRCCDA Modification to be the same date as the GO/PBA Effective Date. Effectiveness of the PRCCDA Modification is subject to certain conditions described in the order. The Company expects its PRHTA exposure to be resolved under a Title III proceeding requiring court approval of a disclosure statement, voting and a hearing, rather than the simpler Title VI procedure used for its PRCCDA exposure.

On May 27, 2021 the FOMB certified a revised fiscal plan for PRHTA. The revised certified PRHTA fiscal plan will need to be further revised to be consistent with the HTA/CCDA PSA.

    PREPA RSA. As of December 31, 2021, the Company had $748 million insured net par outstanding of PREPA obligations subject to the PREPA RSA. The PREPA obligations are secured by a lien on the revenues of the electric system. The Company has been making claim payments on these bonds since July 1, 2017. On July 2, 2017, the FOMB commenced proceedings for PREPA under Title III of PROMESA.

The PREPA RSA contemplates the exchange of PREPA’s existing revenue bonds for new securitization bonds issued by a special purpose corporation and secured by a segregated transition charge assessed on electricity bills. The PREPA RSA is conditioned upon the Puerto Rico legislature and utility board taking certain actions that they have demonstrated reluctance to take.

    On May 27, 2021, the FOMB certified a revised fiscal plan for PREPA. The revised certified PREPA fiscal plan will need to be further revised to be consistent with the PREPA RSA.

PRIFA PSA. As of December 31, 2021, the Company had $16 million insured net par outstanding of PRIFA bonds, which are secured primarily by the return to PRIFA and its bondholders of a portion of federal excise taxes paid on rum.

The PRIFA PSA provides for payments to AGC consisting of: (i) cash; (ii) CVI; and (iii) a contingent value instrument based on potential outperformance of Puerto Rico’s general fund rum tax collections relative to projections in the 2021 certified fiscal plan (Rum Tax CVI). Under the PRIFA PSA, bondholders and bond insurers of PRIFA will receive, in the aggregate, $204 million in cash, the CVI, and the Rum Tax CVI. On January 20, 2022, the Federal District Court for Puerto Rico entered an order under Title VI of PROMESA modifying the PRIFA debt consistent with the PRIFA PSA (PRIFA Modification). The Company expects the effective date of the PRIFA Modification to be the same date as the GO/PBA Effective Date. Effectiveness of the PRIFA Modification is subject to certain conditions described in the PRIFA order.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Each Support Agreement includes a number of conditions and the related debtor’s plan of adjustment must be approved by the Title III Court, or the related debt must be modified by court order under Title VI of PROMESA, so there can be no assurance that the consensual resolutions embodied in all of the Support Agreements will be achieved in their current form, or at all. Additionally, the GO/PBA Plan, PRCCDA Modification, PRIFA Modification and any additional plans of adjustment or debt modifications (together with the GO/PBA Plan, PRCCDA Modification and PRIFA Modification, PR Resolutions) may be subject to further legal challenge or the relevant parties may not live up to their obligations under them. Both economic and political developments, including those related to the COVID-19 pandemic, may impact implementation of the PR Resolutions and the amount the Company realizes under the PR Resolutions, as well as the performance of the remaining Puerto Rico exposures. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company’s results of operations and shareholders’ equity.

Other Puerto Rico Exposures

All debt service payments for the Company’s remaining Puerto Rico exposures not subject to the GO/PBA Plan or a Support Agreement have been made in full by the obligors as of the date of this filing. Such exposures comprise:

•MFA. As of December 31, 2021, the Company had $179 million net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues.

•U of PR. As of December 31, 2021, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds.

•PRASA. As of December 31, 2021, the Company had $1 million of insured net par outstanding of PRASA obligations. The Company’s insured PRASA obligations are secured by a lien on the gross revenues of the water and sewer system.

Puerto Rico Litigation

    Currently, there are numerous legal actions relating to the default by the Commonwealth and certain of its instrumentalities on debt service payments, and related matters, and the Company is a party to a number of them. The Company has taken legal action, and may take additional legal action in the future, to enforce its rights with respect to Puerto Rico obligations which the Company insures. In addition, the Commonwealth, the FOMB and others have taken legal action naming the Company as party.

Actions the Company Expects to be Resolved. The Company expects the following PRCCDA and PRIFA actions, as well as claims related to the clawback of certain excise taxes and revenues pledged to secure bonds issued by PRHTA, to be resolved upon the GO/PBA Effective Date and the effective dates of the PRCCDA Modification and PRIFA Modification:

•AGM and AGC’s motion concerning application of the automatic stay to the revenues securing the PRIFA bonds (the PRIFA Revenues), seeking an order lifting the automatic stay so that AGM and AGC and the other moving parties can enforce rights respecting the PRIFA Revenues in another forum or, in the alternative, that the Commonwealth must provide adequate protection for such parties’ lien on the PRIFA Revenues.

•FOMB’s adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRIFA bonds, objecting to the bond insurers’ claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee, for lack of standing and for any assertions of secured status or ownership interests with respect to PRIFA Revenue.

•AGM and AGC’s motion concerning application of the automatic stay to the revenues securing the PRCCDA bonds (the PRCCDA Revenues), seeking an order that an action to enforce rights respecting the PRCCDA Revenues in another forum is not subject to the automatic stay associated with the Commonwealth’s Title III proceeding or, in the alternative, if the court finds that the stay is applicable, lifting the automatic stay so that AGM, AGC and the other moving parties can enforce such rights in another forum or, in the further alternative, if the court finds the automatic stay applicable and does not lift it, that the Commonwealth must provide adequate protection for such parties’ lien on the PRCCDA Revenues.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•FOMB’s adversary proceeding in the Federal District Court for Puerto Rico against AGC and other insurers of PRCCDA bonds, objecting to the bond insurers’ claims and seeking to disallow such claims, among other reasons, as being duplicative of the master claims filed by the trustee and for any assertions of secured status or property interests with respect to PRCCDA Revenues.

Remaining Stayed Proceedings. The Company believes that all other Puerto Rico proceedings in which it is involved will remain stayed pending the Court’s determination on plans of adjustment or other proceedings related to PRHTA and PREPA. The Company expects that the issues that remain relevant following the GO/PBA Effective Date and the effective dates of the PRCCDA Modification and PRIFA Modification that were raised in several of the stayed proceedings commenced by the Company or the FOMB, either prior to or following the filing of petitions under Title III of PROMESA, will be addressed either in plans of adjustment or other proceedings related to PRHTA or PREPA. Issues that the Company believes remain relevant from these earlier proceedings include whether the toll revenues pledged to secure payment of bonds issued by PRHTA should be invalidated and the validity, enforceability and extent of security interests in such PRHTA revenues securing PRHTA bonds. One of the stayed proceedings concerns a PREPA RSA entered in 2015 that is no longer relevant in light of the PREPA RSA entered into by the FOMB, the Company and other parties in 2019. For so long as the Company is a party to the Support Agreements, its participation as an adverse party to the FOMB in any PROMESA litigation is to be stayed, with the Company supporting the positions of the FOMB in seeking confirmation of the PRHTA plan of adjustment and the approval of the PREPA RSA so long as the plan of adjustment and the proceedings to approve the terms of the PREPA RSA conform to the respective requirements of the Support Agreements.

The Company is involved in three proceedings which have been adjourned indefinitely to permit the FOMB to assess the financial impact of the pandemic on PREPA and its request for approval of the PREPA RSA settlement. Issues the Company believes remain relevant from these proceedings include: (i) the approval of the PREPA RSA; (ii) whether certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims can obtain declarations that the advances made by such parties are “current expenses” as defined in the trust agreement pursuant to which the PREPA bonds were issued (Current Expenses) and there is no valid lien securing the PREPA bonds unless and until such parties are paid in full, as well as orders subordinating the PREPA bondholders’ lien and claim to such parties’ claims and declaring the PREPA RSA null and void; and (iii) whether the retirement system for PREPA employees (SREAEE) can obtain declarations that amounts owed to SREAEE are Current Expenses, that there is no valid lien securing the PREPA bonds other than on amounts in the sinking funds and that SREAEE is a third-party beneficiary of certain trust agreement provisions, as well as orders subordinating the PREPA bondholders’ lien and claim to the SREAEE claims. The Company believes these proceedings will resume at some point in the future and the relevant issues resolved in proceedings before the Title III court.

On May 23, 2018, AGM and AGC filed an adversary complaint in the Federal District Court for Puerto Rico seeking a judgment declaring that: (i) the FOMB lacked authority to develop or approve the new fiscal plan for Puerto Rico which it certified on April 19, 2018 (Revised Fiscal Plan); (ii) the Revised Fiscal Plan and the Fiscal Plan Compliance Law (Compliance Law) enacted by the Commonwealth to implement the original Commonwealth Fiscal Plan violate various sections of PROMESA; (iii) the Revised Fiscal Plan, the Compliance Law and various moratorium laws and executive orders enacted by the Commonwealth to prevent the payment of debt service (a) are unconstitutional and void because they violate the Contracts, Takings and Due Process Clauses of the U.S. Constitution and (b) are preempted by various sections of PROMESA; and (iv) no Title III plan of adjustment based on the Revised Fiscal Plan can be confirmed under PROMESA. On August 13, 2018, the court-appointed magistrate judge granted the Commonwealth’s and the FOMB’s motion to stay this adversary proceeding pending a decision by the United States Court of Appeals for the First Circuit (First Circuit) in an appeal by Ambac Assurance Corporation of an unrelated adversary proceeding decision, which the First Circuit rendered on June 24, 2019. On September 6, 2019, Judge Swain extended the stay and pursuant to the request of AGM, AGC and the defendants, ordered that the claims in this complaint be addressed in the Commonwealth plan confirmation process. On March 8, 2021, the FOMB filed a disclosure statement and a second amended Commonwealth plan of adjustment intended to implement a PSA dated as of February 22, 2021, to which AGM and AGC had given their support conditioned on the PSA becoming part of a consensually negotiated and comprehensive solution that would include PRHTA and PRCCDA. On May 5, 2021, the FOMB announced the execution of the PSA that includes PRHTA and PRCCDA. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

On January 16, 2020, AGM and AGC along with certain other monoline insurers filed in Federal District Court for Puerto Rico a motion (amending and superseding a motion filed by AGM and AGC on August 23, 2019) for relief from the automatic stay imposed pursuant to Title III of PROMESA to permit AGM and AGC and the other moving parties to enforce in another forum the application of the revenues securing the PRHTA bonds (the PRHTA Revenues) or, in the alternative, for adequate protection for their property interests in PRHTA Revenues. Judge Swain subsequently denied the motion to the extent it sought stay relief or adequate protection with respect to liens or other property interests in PRHTA Revenues that have not

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
been deposited in the related bond resolution funds. On appeal, the First Circuit found that the Federal District Court for Puerto Rico had not abused its discretion in denying lift stay relief. The First Circuit did not rule on whether movants had a property interest, noting that issue was actively being adjudicated before the Federal District Court for Puerto Rico. In light of the PSAs, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

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

Dismissed Complaint. On June 26, 2021, the GDB Debt Recovery Authority, through its servicer and collateral monitor and as a holder of PRHTA subordinated debt, brought an adversary proceeding in the Federal District Court for Puerto Rico against AGM, AGC and others challenging the resolution of the PRHTA priority issues set forth in the HTA/CCDA PSA. On August 26, 2021, AGM and AGC filed a motion to dismiss the complaint, which was granted on October 29, 2021.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of December 31,		As of December 31,
	2021	2020	2021	2020
	(in millions)
Exposure to Puerto Rico	$3,629	$3,789	$5,322	$5,674

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Puerto Rico
Net Par Outstanding

	As of December 31,
	2021	2020
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$1,097	$1,112
PBA	122	134
Total GO/PBA Plan	1,219	1,246
PRHTA (Transportation revenue)	799	817
PRHTA (Highway revenue)	457	493
PRCCDA (1)	152	152
Total HTA/CCDA PSA	1,408	1,462
PREPA	748	776
PRIFA (1)	16	16
Total Subject to a Plan or Support Agreement	3,391	3,500

Other Puerto Rico Exposures
MFA	179	223
PRASA and U of PR	2	2
Total Other Puerto Rico Exposures	181	225
Total net exposure to Puerto Rico	$3,572	$3,725
____________________
(1)    As of the date of this filing, an order has been entered under Title VI of PROMESA modifying this debt, consistent with the relevant Support Agreement.

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

Amortization Schedule of Puerto Rico Net Par Outstanding and Net Debt Service Outstanding
As of December 31, 2021

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2022 (January 1 - March 31)	$—	$88
2022 (April 1 - June 30)	—	2
2022 (July 1 - September 30)	176	264
2022 (October 1 - December 31)	—	3
Subtotal 2022	176	357
2023	206	378
2024	222	383
2025	223	373
2026	214	353
2027-2031	953	1,494
2032-2036	1,253	1,543
2037-2041	320	364
2042	5	5
Total	$3,572	$5,250

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Exposure to the U.S. Virgin Islands

    As of December 31, 2021, the Company had $471 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $469 million BIG (up from $216 million BIG as of December 31, 2020). The BIG USVI net par outstanding consisted of: (i) bonds secured by a lien on matching fund revenues related to excise taxes on products produced in the USVI and exported to the U.S., primarily rum; (ii) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI; and (iii) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system. The COVID-19 pandemic and evolving governmental and private responses to the pandemic have been impacting the USVI economy, especially the tourism sector. The USVI is benefiting from the federal response to the 2017 hurricanes and COVID-19 and has made its debt service payments to date, but is experiencing fiscal pressure.

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. As of December 31, 2021, gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance was rated BIG. As of December 31, 2020, gross and net exposure of $13 million of aircraft residual value insurance was rated BIG. All other exposures in the table below are investment-grade quality.

Specialty Insurance and Reinsurance Exposure

	As of December 31, 2021		As of December 31, 2020
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Life insurance transactions (1)	$1,250	$871	$1,121	$720
Aircraft residual value insurance policies	355	200	363	208
Total	$1,605	$1,071	$1,484	$928
____________________
(1)    The life insurance transactions net exposure is projected to reach $1.1 billion by September 30, 2026.
5.     Expected Loss to be Paid (Recovered)

Accounting Policy

Expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, net of: (i) inflows for expected salvage, subrogation and other recoveries; and (ii) excess spread on underlying collateral, as applicable. Cash flows are discounted at current risk-free rates. The Company updates the discount rates each quarter and reflects the effect of such changes in economic loss development. Net expected loss to be paid (recovered) is net of amounts ceded to reinsurers. The Company’s net expected loss to be paid (recovered) incorporates management’s probability weighted estimates of all possible scenarios.

Expected cash outflows and inflows are probability weighted cash flows that reflect management’s assumptions about the likelihood of all possible outcomes based on all information available to the Company. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s risk-management activities. Expected loss to be paid (recovered) is important from a liquidity perspective in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts.

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

In circumstances where the Company has purchased its own insured obligations that had expected losses, and in cases where issuers of insured obligations elected or the Company and an issuer mutually agreed as part of a negotiation to deliver the underlying collateral, insured obligation or a new security to the Company, expected loss to be paid (recovered) is reduced and

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
the asset received is prospectively accounted for under the applicable guidance for that instrument. Insured obligations with expected losses that were purchased by the Company are referred to as loss mitigation securities and are recorded in the investment portfolio at fair value, excluding the value of the Company’s insurance. For loss mitigation securities, the difference between the purchase price of the insured obligation and the fair value excluding the value of the Company’s insurance (on the date of acquisition) is treated as a paid loss. See Note 8, Investments and Cash and Note 10, Fair Value Measurement.

Economic loss development represents the change in net expected loss to be paid (recovered) attributable to the effects of changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

    The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. The three models are: (1) insurance, as described in Note 6, Contracts Accounted for as Insurance; (2) derivatives, as described in Note 7, Contracts Accounted for as Credit Derivatives and Note 10, Fair Value Measurement; and (3) FG VIE consolidation, as described in Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of the three accounting models.

Loss Estimation Process

    The Company’s loss reserve committees estimate expected loss to be paid (recovered) for all contracts by reviewing analyses that consider various scenarios with corresponding probabilities assigned to them. Depending upon the nature of the risk, the Company’s view of the potential size of any loss and the information available to the Company, that analysis may be based upon individually developed cash flow models, internal credit rating assessments, sector-driven loss severity assumptions and/or judgmental assessments. In the case of its assumed business, the Company may conduct its own analysis as just described or, depending on the Company’s view of the potential size of any loss and the information available to the Company, the Company may use loss estimates provided by ceding insurers. The Company monitors the performance of its transactions with expected losses and each quarter the Company’s loss reserve committees review and refresh their loss projection assumptions, scenarios and the probabilities they assign to those scenarios based on actual developments during the period and their view of future performance.

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

    The Company does not use traditional actuarial approaches to determine its estimates of expected losses. The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, governmental actions, negotiations, recovery rates, delinquency and prepayment rates (with respect to RMBS), timing of cash flows, and other factors that affect credit performance. These estimates, assumptions and judgments, and the factors on which they are based, may change materially over a reporting period, and have a material effect on the Company’s financial statements. Each quarter, the Company may revise its scenarios and update its assumptions, including the probability weightings of its scenarios based on public information as well as nonpublic information obtained through its surveillance and loss mitigation activities. Such information includes management’s view of the potential impact of COVID-19 on its distressed exposures. Management assesses the possible implications of such information on each insured obligation, considering the unique characteristics of each transaction.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
developments in restructuring or settlement negotiations; and other political and economic factors. Changes in loss estimates may also be affected by the Company’s loss mitigation efforts and other variables.

    Changes in the Company’s loss estimates for structured finance transactions generally will be influenced by factors impacting the performance of the assets supporting those transactions. For example, changes over a reporting period in the Company’s loss estimates for its RMBS transactions may be influenced by factors such as the level and timing of loan defaults experienced, changes in housing prices, results from the Company’s loss mitigation activities, and other variables.

Actual losses will ultimately depend on future events or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company’s current projections of losses may be subject to considerable volatility and may not reflect the Company’s ultimate claims paid.

    In some instances, the terms of the Company’s policy or the terms of certain workout orders and resolutions give it the option to pay principal losses that have been recognized in the transaction but which it is not yet required to pay, thereby reducing the amount of guaranteed interest due in the future. The Company has sometimes exercised this option, which uses cash but reduces projected future losses.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of December 31,		Year Ended December 31,
Accounting Model	2021	2020	2021	2020	2019
	(in millions)
Insurance (see Note 6)	$364	$471	$(281)	$142	$14
FG VIEs (see Note 9)	42	59	(20)	1	(29)
Credit derivatives (see Note 7)	5	(1)	14	2	14
Total	$411	$529	$(287)	$145	$(1)

    The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts under all accounting models (insurance, derivative and FG VIE). The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 1.98% with a weighted average of 1.02% as of December 31, 2021 and 0.00% to 1.72% with a weighted average of 0.60% as of December 31, 2020. Expected losses to be paid for U.S. dollar denominated transactions represented approximately 97.2% and 93.2% of the total as of December 31, 2021 and December 31, 2020, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$529	$737	$1,183
Economic loss development (benefit) due to:
Accretion of discount	7	9	22
Changes in discount rates	(33)	13	(11)
Changes in timing and assumptions	(261)	123	(12)
Total economic loss development (benefit)	(287)	145	(1)
Net (paid) recovered losses	169	(353)	(445)
Net expected loss to be paid (recovered), end of period	$411	$529	$737

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Year Ended December 31, 2021
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$(182)	$74	$197
Non-U.S. public finance	36	(22)	(2)	12
Public finance	341	(204)	72	209
Structured finance:
U.S. RMBS	148	(100)	102	150
Other structured finance	40	17	(5)	52
Structured finance	188	(83)	97	202
Total	$529	$(287)	$169	$411

	Year Ended December 31, 2020
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2019	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$190	$(416)	$305
Non-U.S. public finance	23	13	—	36
Public finance	554	203	(416)	341
Structured finance:
U.S. RMBS	146	(71)	73	148
Other structured finance	37	13	(10)	40
Structured finance	183	(58)	63	188
Total	$737	$145	$(353)	$529

	Year Ended December 31, 2019
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2018	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2019
	(in millions)
Public finance:
U.S. public finance	$832	$224	$(525)	$531
Non-U.S. public finance	32	(9)	—	23
Public finance	864	215	(525)	554
Structured finance:
U.S. RMBS	293	(234)	87	146
Other structured finance	26	18	(7)	37
Structured finance	319	(216)	80	183
Total	$1,183	$(1)	$(445)	$737
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets”.

The tables above include: (a) LAE paid of $36 million, $25 million and $35 million for the years ended December 31,

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
2021, 2020 and 2019, respectively; and (b) expected LAE to be paid of $26 million as of December 31, 2021 and $23 million as of December 31, 2020. Ceded expected loss to be recovered were $10 million as of December 31, 2021 and $23 million as of December 31, 2020.

Selected U.S. Public Finance Transactions

    The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $3.6 billion net par outstanding as of December 31, 2021, all of which was BIG. For additional information regarding the Company’s Puerto Rico exposure, see “Exposure to Puerto Rico” in Note 4, Outstanding Exposure.

In the fourth quarter of 2021, the Company sold a portion of its salvage and subrogation recoverable asset associated with certain matured Puerto Rico GO and PREPA exposures on which the Company had previously paid claims. This sale resulted in proceeds of $383 million, which is included in “net (paid) recovered losses” in the tables above, including $56 million that was settled in January 2022. Also in the fourth quarter of 2021, the Company updated its assumptions for the value of the CVIs and recovery bonds to be received under the GO/PBA Plan and other settlements. During 2021, the Company also incorporated refinements to reflect certain terms of the Puerto Rico support agreements.

    On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of December 31, 2021, the Company’s net par outstanding subject to the plan consisted of $100 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

    The Company projects its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2021, including those mentioned above, to be $197 million, compared with $305 million as of December 31, 2020.

    The economic benefit for U.S. public finance transactions was $182 million in 2021, which was primarily attributable to Puerto Rico exposures. The changes attributable to the Company’s Puerto Rico exposures reflect adjustments the Company made to the assumptions it used in its scenarios based on the public information as discussed under “Exposure to Puerto Rico” in Note 4, Outstanding Exposure, as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non-U.S. Public Finance Transactions

    Expected loss to be paid for non-U.S. public finance transactions was $12 million as of December 31, 2021, compared with $36 million as of December 31, 2020, primarily consisting of: (i) an obligation backed by the availability and toll revenues of a major arterial road, which has been underperforming due to higher costs compared with expectations at underwriting; and (ii) an obligation for which the Company has been paying claims because of the impact of negative Euro Interbank Offered Rate (Euribor) on the transaction. The economic benefit for non-U.S. public finance transactions, including those mentioned above, was approximately $22 million during 2021 and was primarily attributable to the impact of higher Euribor, the restructuring of certain exposures and improved performance outlook in certain road exposures.

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

The further behind mortgage borrowers fall in making payments, the more likely it is that they will default. The rate at which borrowers from a particular delinquency category (number of monthly payments behind) eventually default is referred to as the “liquidation rate.” The Company derives its liquidation rate assumptions from observed roll rates, which are the rates at which loans progress from one delinquency category to the next and eventually to default and liquidation. The Company applies liquidation rates to the mortgage loan collateral in each delinquency category and makes certain timing assumptions to project near-term mortgage collateral defaults from loans that are currently delinquent.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Mortgage borrowers that are not behind on payments and have not fallen two or more payments behind in the last two years (generally considered performing borrowers) have demonstrated an ability and willingness to pay through challenging economic periods, and as a result are viewed as less likely to default than delinquent borrowers or those that have experienced delinquency recently. Performing borrowers that eventually default will also need to progress through delinquency categories before any defaults occur. The Company projects how many of the currently performing loans will default and when they will default, by first converting the projected near term defaults of delinquent borrowers derived from liquidation rates into a vector of conditional default rates (CDR), then projecting how the CDR will develop over time. Loans that are defaulted pursuant to the CDR after the near-term liquidation of currently delinquent loans represent defaults of currently performing loans and projected re-performing loans. A CDR is the outstanding principal amount of defaulted loans liquidated in the current month divided by the remaining outstanding amount of the whole pool of loans (collateral pool balance). The collateral pool balance decreases over time as a result of scheduled principal payments, partial and whole principal prepayments, and defaults.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Year Ended December 31,
	2021	2020	2019
	(in millions)
First lien U.S. RMBS	$—	$(45)	$(77)
Second lien U.S. RMBS	(100)	(26)	(157)

As of December 31, 2021, the Company had a net R&W payable of $35 million to R&W counterparties, compared with a net R&W payable of $74 million as of December 31, 2020. The Company’s agreements with providers of R&W generally provide for reimbursement to the Company as claim payments are made and, to the extent the Company later receives reimbursements of such claims from excess spread or other sources, for the Company to provide reimbursement to the R&W providers. When the Company projects receiving more reimbursements in the future than it projects to pay in claims on transactions covered by R&W settlement agreements, the Company reports a net R&W payable.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Each quarter the Company reviews recent data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing and re-performing categories.

First Lien Liquidation Rates

	As of December 31,
	2021	2020
Current but recently delinquent: (1)
Alt-A and Prime	20%	20%
Option ARM	20%	20%
Subprime	20%	20%
30 – 59 Days Delinquent:
Alt-A and Prime	35%	35%
Option ARM	35%	35%
Subprime	30%	30%
60 – 89 Days Delinquent:
Alt-A and Prime	40%	40%
Option ARM	45%	45%
Subprime	40%	40%
90+ Days Delinquent:
Alt-A and Prime	55%	55%
Option ARM	60%	60%
Subprime	45%	45%
Bankruptcy:
Alt-A and Prime	45%	45%
Option ARM	50%	50%
Subprime	40%	40%
Foreclosure:
Alt-A and Prime	60%	60%
Option ARM	65%	65%
Subprime	55%	55%
Real Estate Owned
All	100%	100%
____________________
(1)    Prior to the third quarter of 2021, the Company included current loans that had missed one payment (30 + days delinquent) within the last 12 months in this category. The Company observed that during the COVID-19 pandemic: (i) loans that became 60+ days delinquent may have elevated future default risk for longer than a year; and (ii) there may be an increased number of loans that missed only a single payment that should not be considered at elevated risk of default. Based on this view, starting in the third quarter of 2021, the Company includes only current loans that had been 60+ days delinquent within the last 24 months in this category, rather than current loans that had been 30+ days delinquent in the past 12 months.

Towards the end of the first quarter of 2020, lenders began offering mortgage borrowers the option to forbear interest and principal payments of their loans due to the COVID -19 pandemic, and to repay such amounts at a later date. This resulted in an increase in early-stage delinquencies in RMBS transactions during the second quarter of 2020 and late-stage delinquencies during the second half of 2020. Until the third quarter of 2021, the Company’s expected loss estimate assumed that some delinquencies were due to COVID-19 related forbearances, and had applied a liquidation rate of 20% to such loans, which was the same liquidation rate assumption used when estimating expected losses for current loans that were recently modified or delinquent. A substantial portion of the loans have resolved favorably, and the Company now expects that the loans that continue to be delinquent will default at a higher rate than the original overall assumption of 20%. Therefore, the Company discontinued the segregation of COVID-19 related forbearances and the application of a special 20% liquidation rate to such COVID-19 forbearances. Beginning in the third quarter of 2021, the Company includes remaining COVID-19 forbearance loans in the relevant delinquency categories consistent with all other loans. Assuming all other variables are held constant, applying the higher liquidation rates to the previously forborne loans that remain delinquent, rather than the previous

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
assumption of 20% that was applied to all COVID-19 forborne loans, did not significantly increase expected losses on this cohort.

While the Company uses liquidation rates as described above to project defaults of non-performing loans (including current loans that were recently modified or delinquent), it projects defaults on presently current loans by applying a CDR curve. The start of that CDR curve is based on the defaults the Company projects will emerge from currently nonperforming, recently nonperforming and modified loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months, would be sufficient to produce approximately the amount of defaults that was calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 1.5 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were recently modified or delinquent, or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to reperform.

    Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. The Company assumes in the base case that recent (still historically elevated) loss severities will improve after loans with accumulated delinquencies and foreclosure cost are liquidated. The Company is assuming in the base case that the recent levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. Each quarter the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18-month period, declining to 40% in the base case over 2.5 years.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.
Key Assumptions in Base Case Expected Loss Estimates
First Lien U.S. RMBS

	As of December 31, 2021				As of December 31, 2020
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	0.9%	–	11.6%	5.9%	0.0%	–	9.7%	5.3%
Final CDR	0.0%	–	0.6%	0.3%	0.0%	–	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				70%
2007+	60%				70%
Option ARM:
Plateau CDR	1.8%	–	11.9%	5.6%	2.3%	–	11.9%	5.4%
Final CDR	0.1%	–	0.6%	0.3%	0.1%	–	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				60%
2007+	60%				60%
Subprime:
Plateau CDR	2.9%	–	10.0%	6.0%	2.7%	–	11.3%	5.6%
Final CDR	0.1%	–	0.5%	0.3%	0.1%	–	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				70%
2007+	60%				70%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a pattern similar to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2020.

In the third quarter of 2021, the Company implemented a new recovery assumption into its reserving model to reflect observed trends in recoveries of deferred principal balances of modified first lien loans that had been previously written off. The Company now assumes that 20% of the deferred loan balances will eventually be recovered upon sale of the collateral or refinancing of the loans. The addition of this new assumption resulted in an economic benefit of $23 million.

    In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2021 and December 31, 2020.

    Total expected loss to be paid on all first lien U.S. RMBS was $167 million and $133 million as of December 31, 2021 and December 31, 2020, respectively. The economic loss development in 2021 for first lien U.S. RMBS transactions was de minimis and included loss development attributable to lower excess spread, which was offset by the implementation of a recovery assumption for deferred principal balances that had previously been written off and changes in discount rates. Other

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
changes in assumptions including lower severity assumptions for certain asset classes were substantially offset by updates in the delinquency profile of certain transactions and the removal of the liquidation rate previously applied to the COVID-19 forbearances.

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

The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2021 as it used as of December 31, 2020, increasing and decreasing the periods of stress from those used in the base case. In the Company’s most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $25 million for all first lien U.S. RMBS transactions.

In the Company’s least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $18 million for all first lien U.S. RMBS transactions.

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

In second lien transactions, the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans in second lien transactions are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates. Second lien transactions have seen an increase in delinquencies because of COVID-19 related forbearances. As in the case of first lien transactions, starting in the third quarter of 2021, the Company includes remaining COVID-19 forbearance loans in the relevant delinquency categories consistent with all other loans. Assuming all other variables are held constant, applying the higher liquidation rates to the previously forborne loans that remain delinquent, rather than the previous assumption of 20% that was applied to all COVID-19 forborne loans, increased expected losses by approximately $14 million for second lien transactions.

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

The HELOC loans underlying the Company’s insured HELOC transactions are now past their original interest-only reset date, although a significant number of HELOC loans were modified to extend the original interest-only period. The Company does not apply a CDR increase when such loans are projected to reach their principal amortization period due to the likelihood that those loans will either prepay or once again have their interest-only periods extended. In addition, based on

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
recent trends, in the third quarter of 2021, the Company reduced the CDR floor from 2.5% to 1.0%, as the future steady state CDR on all its HELOC transactions.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of December 31, 2021 and December 31, 2020, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. In the third quarter of 2021, the Company increased its recovery assumption for charged-off loans from 20% to 30%, as shown in the table below, based on recent observed trends. The higher recovery assumption, together with higher actual recoveries and other information obtained on charged-off loans, resulted in a $71 million increase in expected recoveries. Such recoveries are assumed to be received evenly over the next five years. If the recovery rate increases to 40%, expected loss to be paid would decrease from current projections by approximately $43 million. If the recovery rate decreases to 20% expected loss to be paid would increase from current projections by approximately $43 million.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Key Assumptions in Base Case Expected Loss Estimates
HELOCs

As of December 31, 2021	As of December 31, 2020
Range	Weighted Average	Range	Weighted Average
Plateau CDR	6.5%	–	39.6%	16.4%	5.0%	–	36.2%	12.9%
Final CDR trended down to	1.0%	2.5%	–	3.2%	2.5%
Liquidation rates:
Current but recently delinquent (1)	20%	20%
30 – 59 Days Delinquent	30%	30%
60 – 89 Days Delinquent	40%	40%
90+ Days Delinquent	60%	60%
Bankruptcy	55%	55%
Foreclosure	55%	55%
Real Estate Owned	100%	100%
Loss severity on future defaults	98%	98%
Projected future recoveries on previously charged-off loans	30%	20%
___________________
(1)    Prior to the third quarter of 2021, the Company included current loans that had missed one payment (30 + days delinquent) within the last 12 months in this category. The Company observed that during the COVID-19 pandemic: (i) loans that became 60+ days delinquent may have elevated future default risk for longer than a year; and (ii) there may be an increased number of loans that missed only a single payment that should not be considered at elevated risk of default. Based on this view, starting in the third quarter of 2021, the Company includes only current loans that had been 60+ days delinquent within the last 24 months in this category, rather than current loans that had been 30+ days delinquent in the past 12 months.

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total net expected recovery for all second lien U.S. RMBS was $17 million as of December 31, 2021 and total net expected loss to be paid was $15 million as of December 31, 2020. The $100 million economic benefit in 2021 was primarily attributable to higher recoveries on previously charged-off loans and improved performance in certain transactions.

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

Structured Finance Excluding U.S. RMBS

    The Company projected that its total net expected loss across its troubled structured finance exposures excluding U.S. RMBS as of December 31, 2021 was $52 million which included student loan securitizations issued by private issuers with $55 million in BIG net par outstanding. In general, the projected losses of these student loan securitizations are due to: (i) the poor credit performance of private student loan collateral and high loss severities; or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of December 31, 2021. The economic loss development across all structured finance transactions excluding U.S. RMBS during 2021 was $17 million, which was primarily attributable to LAE for certain transactions and deterioration of certain aircraft residual value insurance exposures.

Recovery Litigation

    In the ordinary course of their respective businesses, certain of AGL’s subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. The impact, if any, of these and

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s financial statements.

The Company has asserted claims in a number of legal proceedings in connection with its exposure to Puerto Rico. See Note 4, Outstanding Exposure, for a discussion of the Company’s exposure to Puerto Rico and related recovery litigation being pursued by the Company.

6.    Contracts Accounted for as Insurance

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, and Note 5, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance, unless otherwise specified. See Note 7, Contracts Accounted for as Credit Derivatives for amounts related to CDS and Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles for amounts that are accounted for as consolidated FG VIEs.
Premiums

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

Premiums receivable represent the present value of contractual or expected future premium collections discounted using risk-free rates. Unearned premium reserve represents deferred premium revenue, less claim payments made (net of recoveries received) that have not yet been recognized in the statement of operations (contra-paid). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under “Financial Guaranty Insurance Losses.”

The amount of deferred premium revenue at contract inception is determined as follows:

•For premiums received upfront on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is equal to the amount of cash received. Upfront premiums typically relate to public finance transactions.

•For premiums received in installments on financial guaranty insurance contracts that were originally underwritten by the Company, deferred premium revenue is the present value (discounted at risk free rates) of either: (i) contractual premiums due; or (ii) in cases where the underlying collateral is composed of homogeneous pools of assets, the expected premiums to be collected over the life of the contract. To be considered a homogeneous pool of assets, prepayments must be contractually allowable, the amount of prepayments must be probable, and the timing and amount of prepayments must be reasonably estimable. Installment premiums typically relate to structured finance and infrastructure transactions, where the insurance premium rate is determined at the inception of the contract but the insured par is subject to prepayment throughout the life of the transaction.

•For financial guaranty insurance contracts acquired in a business combination, deferred premium revenue is equal to the fair value of the Company’s stand-ready obligation portion of the insurance contract at the date of acquisition based on what a hypothetical similarly rated financial guaranty insurer would have charged for the contract at that date and not the actual cash flows under the insurance contract. The amount of deferred premium revenue may differ significantly from cash collections primarily due to fair value adjustments recorded in connection with a business combination.

When the Company adjusts prepayment assumptions or expected premium collections for obligations backed by homogeneous pools of assets, an adjustment is recorded to the deferred premium revenue, with a corresponding adjustment to the premium receivable. Premiums receivable are discounted at the risk-free rate at inception and such discount rate is updated only when changes to prepayment assumptions are made that change the expected date of final maturity. Accretion of the discount on premiums receivable is reported in “net earned premiums”.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured par amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured par amounts outstanding in the reporting period compared with the sum of each of the insured par amounts outstanding for all periods. When an insured financial obligation is retired before its maturity, the financial guaranty insurance contract is extinguished, and any nonrefundable deferred premium revenue related to that contract is accelerated and recognized as premium revenue. Effective January 1, 2020, the Company periodically assesses the need for an allowance for credit loss on premiums receivables.

For assumed reinsurance contracts, net earned premiums reported in the consolidated statements of operations are calculated based upon data received from ceding companies; however, some ceding companies report premium data between 30 and 90 days after the end of the reporting period. The Company estimates net earned premiums for the lag period. Differences between such estimates and actual amounts are recorded in the period in which the actual amounts are determined. When installment premiums are related to assumed reinsurance contracts, the Company assesses the credit quality and available liquidity of the ceding companies and the impact of any potential regulatory constraints to determine the collectability of such amounts.

Ceded unearned premium reserve is recorded as an asset. Direct, assumed and ceded earned premiums are presented together as net earned premiums in the statement of operations.

Any premiums related to FG VIEs are eliminated upon consolidation.

Insurance Contracts’ Premium Information

Net Earned Premiums

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Financial guaranty:
Scheduled net earned premiums	$322	$334	$331
Accelerations from refundings and terminations	59	129	122
Accretion of discount on net premiums receivable	30	20	17
Financial guaranty insurance net earned premiums	411	483	470
Specialty net earned premiums	3	2	6
Net earned premiums	$414	$485	$476

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Gross Premium Receivable, Net of Commissions Payable on Assumed Business
Roll Forward

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning of year	$1,372	$1,286	$904
Less: Specialty insurance premium receivable	1	2	1
Financial guaranty insurance premiums receivable	1,371	1,284	903
Gross written premiums on new business, net of commissions	369	462	689
Gross premiums received, net of commissions	(383)	(426)	(318)
Adjustments:
Changes in the expected term	6	(10)	(21)
Accretion of discount, net of commissions on assumed business	26	18	10
Foreign exchange gain (loss) on remeasurement	(22)	43	21
Expected recovery of premiums previously written off	4	—	—
Financial guaranty insurance premium receivable	1,371	1,371	1,284
Specialty insurance premium receivable	1	1	2
December 31,	$1,372	$1,372	$1,286

Approximately 78% and 80% of gross premiums receivable, net of commissions payable at December 31, 2021 and December 31, 2020, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections and net earned premiums may differ from those of expected collections and of expected net earned premiums in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in expected lives and new business.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of December 31, 2021
	Future Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2022 (January 1 - March 31)	$47	$78
2022 (April 1 - June 30)	39	78
2022 (July 1 - September 30)	28	77
2022 (October 1 - December 31)	33	75
Subtotal 2022	147	308
2023	107	287
2024	99	265
2025	88	241
2026	83	223
2027-2031	354	920
2032-2036	249	628
2037-2041	165	361
After 2041	347	495
Total	$1,639	3,728
Future accretion		268
Total future net earned premiums		$3,996
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of December 31,
	2021	2020
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,371	$1,371
Deferred premium revenue	$1,663	$1,664
Weighted-average risk-free rate used to discount premiums	1.6%	1.6%
Weighted-average period of premiums receivable (in years)	12.7	12.8

Policy Acquisition Costs

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Costs incurred for soliciting potential customers, market research, training, administration, unsuccessful acquisition efforts, and product development as well as overhead costs are charged to expense as incurred.

Expected losses and LAE, investment income, and the remaining costs of servicing the insured or reinsured business, are considered in determining the recoverability of DAC.

Policy Acquisition Costs

Roll Forward of Deferred Acquisition Costs

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning of year	$119	$111	$105
Costs deferred during the period	26	24	23
Costs amortized during the period	(14)	(16)	(17)
December 31,	$131	$119	$111

Losses

Accounting Policies

Loss and LAE Reserve

Loss and LAE reserve reported on the balance sheet relates only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. The corresponding reserve ceded to reinsurers is reported as reinsurance recoverable on unpaid losses and reported in other assets. Any loss and LAE reserves related to FG VIEs are eliminated upon consolidation. Any expected losses to be paid (recovered) on credit derivatives are reflected in the fair value of credit derivatives.

    Under financial guaranty insurance accounting, the sum of unearned premium reserve and loss and LAE reserve represents the Company’s stand‑ready obligation. At contract inception, the entire stand-ready obligation is represented entirely by unearned premium reserve. Unearned premium reserve is deferred premium revenue, less claim payments (net of recoveries received) that have not yet been recognized in the statement of operations (contra-paid). A loss and LAE reserve for a financial guaranty insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid (total losses) exceed the deferred premium revenue, on a contract-by-contract basis. As a result, the Company has expected loss to be paid that has not yet been expensed. Such amounts will be recognized in future periods as deferred premium revenue amortizes into income.

When a claim or LAE payment is made on a contract, it first reduces any recorded loss and LAE reserve. To the extent there is no loss and LAE reserve on a contract, then such claim payment is recorded as “contra-paid,” which reduces the unearned premium reserve. The contra-paid is recognized in “loss and loss adjustment expenses (benefit)” in the consolidated statement of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the insurance contract. “Loss and loss adjustment expenses (benefit)” in the consolidated statement of operations is presented net of cessions to reinsurers.

Salvage and Subrogation Recoverable

When the Company becomes entitled to the cash flow from the underlying collateral of, or other recoveries in relation to, an insured exposure under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Such reduction in expected loss to be paid can result in one of the following: (i) a reduction in the corresponding loss and LAE reserve with a benefit to the consolidated statement of operations; (ii) no effect on the consolidated balance sheet or statement of operations, if “total loss” is not in excess of deferred premium revenue; or (iii) the recording of a salvage asset with a benefit to the consolidated statement of operations if the transaction is in a net recovery position at the reporting date. The ceded component of salvage and subrogation recoverable is reported in “other liabilities”.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Expected Loss to be Expensed

Expected loss to be expensed represents past or expected future financial guaranty insurance net claim payments that have not yet been expensed. Such amounts will be expensed in future periods as deferred premium revenue amortizes into income. Expected loss to be expensed is the Company’s projection of incurred losses that will be recognized in future periods, excluding accretion of discount.

Insurance Contracts’ Loss Information

Loss reserves are based on expected loss to be paid (recovered) which is discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.0% to 1.98% with a weighted average of 1.02% as of December 31, 2021, and 0.0% to 1.72% with a weighted average of 0.60% as of December 31, 2020.

The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of December 31,
Sector	2021	2020
	(in millions)
Public finance:
U.S. public finance	$60	$129
Non-U.S. public finance	1	11
Public finance	61	140
Structured finance:
U.S. RMBS	(24)	(52)
Other structured finance	42	34
Structured finance	18	(18)
Total	$79	$122

Components of Net Reserve (Salvage)

	As of December 31,
	2021	2020
	(in millions)
Loss and LAE reserve	$869	$1,088
Reinsurance recoverable on unpaid losses (1)	(5)	(8)
Loss and LAE reserve, net	864	1,080
Salvage and subrogation recoverable	(801)	(991)
Salvage and subrogation reinsurance payable (2)	16	33
Salvage and subrogation recoverable, net	(785)	(958)
Net reserve (salvage)	$79	$122
____________________
(1)    Reported in “other assets” on the consolidated balance sheets.
(2)    Reported in “other liabilities” on the consolidated balance sheets.

The table below provides a reconciliation of net expected loss to be paid (recovered) for financial guaranty insurance contracts to net expected loss to be expensed. Expected loss to be paid (recovered) for financial guaranty insurance contracts differs from expected loss to be expensed due to: (i) the contra-paid, which represents the claim payments made and recoveries received that have not yet been recognized in the statements of operations; (ii) salvage and subrogation recoverable for transactions that are in a net recovery position where the Company has not yet received recoveries on claims previously paid (and therefore recognized in income but not yet received); and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Reconciliation of Net Expected Loss to be Paid (Recovered) to Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2021
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$359
Contra-paid, net	40
Salvage and subrogation recoverable, net	785
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(859)
Net expected loss to be expensed (present value)	$325

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2021
(in millions)
2022 (January 1 - March 31)	$7
2022 (April 1 - June 30)	7
2022 (July 1 - September 30)	7
2022 (October 1 - December 31)	7
Subtotal 2022	28
2023	27
2024	27
2025	26
2026	26
2027-2031	111
2032-2036	66
2037-2041	11
After 2041	3
Net expected loss to be expensed	325
Future accretion	129
Total expected future loss and LAE	$454

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following table presents the loss and LAE (benefit) reported in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE (Benefit) by Sector

	Year Ended December 31,
Sector	2021	2020	2019
	(in millions)
Public finance:
U.S. public finance	$(146)	$225	$247
Non-U.S. public finance	(9)	5	(7)
Public finance	(155)	230	240
Structured finance:
U.S. RMBS	(69)	(34)	(154)
Other structured finance	4	7	7
Structured finance	(65)	(27)	(147)
Loss and LAE (benefit)	$(220)	$203	$93

In each of the years presented, the primary component of U.S. public finance loss and LAE (benefit) was Puerto Rico exposures.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2021

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	117	16	129	262	262
Remaining weighted-average period (in years)	7.6	8.9	8.9	8.5	8.5

Outstanding exposure:
Par	$2,437	$177	$4,745	$7,359	$7,293
Interest	1,000	36	1,942	2,978	2,962
Total (2)	$3,437	$213	$6,687	$10,337	$10,255

Expected cash outflows (inflows)	$111	$40	$4,820	$4,971	$4,918
Potential recoveries (3)	(656)	(10)	(3,829)	(4,495)	(4,430)
Subtotal	(545)	30	991	476	488
Discount	19	(3)	(145)	(129)	(129)
Expected losses to be paid (recovered)	$(526)	$27	$846	$347	$359

Deferred premium revenue	$85	$2	$350	$437	$435
Reserves (salvage)	$(549)	$25	$584	$60	$74

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2020

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	125	19	126	270	270
Remaining weighted-average period (in years)	7.5	9.2	9.4	8.7	8.7

Outstanding exposure:
Par	$2,791	$130	$5,009	$7,930	$7,855
Interest	1,092	36	2,175	3,303	3,285
Total (2)	$3,883	$166	$7,184	$11,233	$11,140

Expected cash outflows (inflows)	$172	$29	$4,441	$4,642	$4,591
Potential recoveries (3)	(697)	(3)	(3,385)	(4,085)	(4,011)
Subtotal	(525)	26	1,056	557	580
Discount	22	(3)	(122)	(103)	(104)
Expected losses to be paid (recovered)	$(503)	$23	$934	$454	$476

Deferred premium revenue	$116	$1	$394	$511	$508
Reserves (salvage)	$(538)	$21	$619	$102	$127
__________________
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

For example, the U.S. Insurance Subsidiaries have issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. The U.S. Insurance Subsidiaries insure periodic payments owed by the municipal obligors to the bank counterparties. In such cases, the U.S. Insurance Subsidiaries would be required to pay the termination payment owed by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy, if: (i) the U.S. Insurance Subsidiaries have been downgraded below the rating trigger set forth in a swap under which they have insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing the U.S. Insurance Subsidiaries or otherwise curing the downgrade of the U.S. Insurance Subsidiaries; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded below the rating trigger set forth in such swap (which rating trigger varies on a transaction by transaction basis), and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it. Conversely, no termination payment would be owed in such cases if the transaction documents include as a condition that an underlying event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded below a specified rating trigger, and such condition has not been met. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of the U.S. Insurance Subsidiaries were downgraded below “A-” by S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P) or below “A3” by Moody’s Investors Service, Inc. (Moody’s), and the conditions

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
giving rise to the obligation of the U.S. Insurance Subsidiaries to make a payment under the swap policies were all satisfied, then the U.S. Insurance Subsidiaries could pay claims in an amount not exceeding approximately $21 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations (VRDOs) for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% – 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2021, AGM and AGC had insured approximately $1.7 billion net par of VRDOs, of which approximately $25 million of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM in respect to AGMH’s former guaranteed investment contracts (GIC) business. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s. AGMH’s former subsidiary FSA Asset Management LLC is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

Reinsurance

    The Company assumes financial guaranty exposure (Assumed Financial Guaranty Business) from third-party insurers, primarily other monoline financial guaranty companies that currently are in runoff (Legacy Monoline Insurers). The Company’s Assumed Financial Guaranty Business represents $16.3 billion, or approximately 4.4%, of the Company’s total gross financial guaranty insured exposure of $367.8 billion, as measured by insured debt service, as of December 31, 2021.

The Company’s assumed reinsurance agreements with the Legacy Monoline Insurers are generally subject to termination at the option of the ceding company: (i) if the Company fails to meet certain financial and regulatory criteria; (ii) if the Company fails to maintain a specified minimum financial strength rating(s); or (iii) upon certain changes of control of the Company. Upon termination due to one of the above events, the Company typically would be required to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves, calculated on a U.S. statutory basis, attributable to the Assumed Financial Guaranty Business (plus in certain cases, an additional required amount), after which the Company would be released from liability with respect to such business. As of December 31, 2021, if each third-party insurer ceding financial guaranty business to any of the Company’s insurance subsidiaries had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AGC and AG Re could be required to pay to all such companies would be approximately $233 million and $33 million, respectively.

The Company also assumes specialty business at AGRO. AGRO’s assumed reinsurance agreements in respect of this specialty business generally require it to post collateral for the ceding insurer if AGRO fails to maintain a specified minimum financial strength rating(s). If S&P downgrades AGRO’s financial strength rating (currently “AA”) below “A-”, and A.M. Best Company, Inc. downgrades AGRO’s financial strength rating (currently “A+”) below “A-”, AGRO would be required to post, as of December 31, 2021, up to an estimated $14 million of collateral in respect of its assumed specialty business.

The Company cedes portions of its gross insured financial guaranty exposure (Ceded Financial Guaranty Business) to third-party insurers. This Ceded Financial Guaranty Business represents $410 million, or approximately 0.1%, of the Company’s total gross insured exposure of $367.8 billion, as measured by insured debt service, as of December 31, 2021. The Company also cedes $534 million of its $1.6 billion in gross insured specialty insurance and reinsurance business.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
In 2020, the Company reassumed $336 million in par, including $118 million in net par of Puerto Rico exposures, from its largest remaining legacy third-party financial guaranty reinsurer, resulting in a commutation gain of $38 million in 2020.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the consolidated statements of operations attributable to the Assumed and Ceded Businesses (both financial guaranty and specialty).

Effect of Reinsurance on Premiums Written, Premiums Earned and Loss and LAE (Benefit)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Premiums Written:
Direct	$355	$453	$663
Assumed	22	1	14
Ceded (1)	—	13	10
Net	$377	$467	$687

Premiums Earned:
Direct	$385	$448	$429
Assumed	32	41	54
Ceded	(3)	(4)	(7)
Net	$414	$485	$476

Loss and LAE (benefit):
Direct (2)	$(203)	$182	$101
Assumed	5	24	2
Ceded	(22)	(3)	(10)
Net	$(220)	$203	$93
____________________
(1)    Positive ceded premiums written were due to commutations and changes in expected debt service schedules.
(2)     See Note 5, Expected Loss to be Paid (Recovered), for additional information on the economic loss development (benefit).

7.    Contracts Accounted for as Credit Derivatives

The portfolio of outstanding exposures discussed in Note 4, Outstanding Exposure, and Note 5, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives, and FG VIEs. Amounts presented in this note relate only to contracts accounted for as derivatives. See Note 6, Contracts Accounted for as Insurance for amounts that relate to insurance and Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles for amounts that are accounted for as FG VIEs. The Company’s credit derivatives (financial guaranty contracts that meet the definition of a derivative in accordance with GAAP) are primarily CDS and also include interest rate swaps.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a CDS contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

Accounting Policy

Credit derivatives are recorded at fair value. Changes in fair value are reported in “net change in fair value of credit derivatives” in the consolidated statement of operations. The fair value of credit derivatives is reflected as either net assets or net liabilities determined on a contract-by-contract basis in the Company’s consolidated balance sheets. See Note 10, Fair Value Measurement, for a discussion on the fair value methodology for credit derivatives.

Credit Derivative Net Par Outstanding by Sector

     The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 13.2 years and 11.9 years as of December 31, 2021 and December 31, 2020, respectively.
Credit Derivatives (1)

	As of December 31, 2021		As of December 31, 2020
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,705	$(72)	$1,980	$(38)
Non-U.S. public finance	1,800	(48)	2,257	(27)
U.S. structured finance	400	(32)	997	(30)
Non-U.S. structured finance	135	(2)	137	(5)
Total	$4,040	$(154)	$5,371	$(100)
____________________
(1)    Expected loss to be paid was $5 million as of December 31, 2021 and expected recoveries were $1 million as of December 31, 2020.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2021		As of December 31, 2020
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,503	37.2%	$1,796	33.5%
AA	1,283	31.8	1,541	28.7
A	514	12.7	758	14.1
BBB	677	16.7	1,156	21.5
BIG	63	1.6	120	2.2
Credit derivative net par outstanding	$4,040	100.0%	$5,371	100.0%

Fair Value of Credit Derivatives

Fair Value Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Realized gains (losses) and other settlements	$(3)	$(4)	$(27)
Net unrealized gains (losses)	(55)	85	21
Fair value gains (losses) on credit derivatives	$(58)	$81	$(6)

During 2021, fair value losses on credit derivatives were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC’s credit protection decreased during the period. For those CDS transactions that

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company would expect to receive on these transactions increased. These losses were partially offset by price improvement in certain underlying collateral and the termination of certain CDS transactions.

During 2020, fair value gains on credit derivatives were generated primarily as a result of the increased cost to buy protection on AGC. Some of the unrealized fair value gains from the increased cost to buy protection on AGC was limited by certain transactions reaching their floor levels. As of December 31, 2020, approximately 51% of the fair value of CDS contracts was related to transactions that had reached their floors, which consisted of two transactions with $2.4 billion in net par outstanding.

    During 2019, fair value losses on credit derivatives were generated primarily as a result of the decreased cost to buy protection on AGC, changes in discount rates and amount paid in relation to certain structured finance CDS transactions. These losses were partially offset by price improvements on the underlying collateral of the Company’s CDS.

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

CDS Spread on AGC (in basis points)

	As of
	December 31, 2021	December 31, 2020	December 31, 2019
Five-year CDS spread	49	132	41
One-year CDS spread	16	36	9

Fair Value of Credit Derivative Assets (Liabilities) and Effect of AGC Credit Spread

	As of
	December 31, 2021	December 31, 2020
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(225)	$(313)
Plus: Effect of AGC credit spread	71	213
Net fair value of credit derivatives	$(154)	$(100)

The fair value of CDS contracts as of December 31, 2021, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

Collateral Posting for Certain Credit Derivative Contracts

The transaction documentation with one counterparty for $18 million in CDS net par insured by the Company requires the Company to post collateral, subject to a $18 million cap, to secure its obligation to make payments under such contracts. Eligible collateral is generally cash or U.S. government or agency securities; eligible collateral other than cash is valued at a discount to the face amount. As of December 31, 2021, the Company did not need to post collateral to satisfy these requirements.

8.    Investments and Cash

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Short-term investments, which are those investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in certain money market funds.

Other invested assets primarily consist of equity method investments. The Company reports its interest in the earnings of equity method investments in “equity in earnings of investees” in the consolidated statement of operations. Where financial information of investees are not received on a timely basis, such results are reported on a lag. The Company classifies distributions received from equity method investments using the cumulative earnings approach in the consolidated statements of cash flows. Under the cumulative earnings approach, distributions received up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows and those in excess of that amount are treated as returns of investment within investing cash flows. Distributions from equity method investments for which the Company elected the fair value option are classified as investing activities.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not reported in “investments” on the consolidated balance sheets, but rather, such AssuredIM Funds are consolidated and reported in “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles”, with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable noncontrolling interests (NCI). See Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for further information regarding the CIVs.

Cash consists of cash on hand, demand deposits for all entities, and cash and cash equivalents for consolidated AssuredIM Funds. See Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Net investment income primarily includes the income earned on fixed-maturity securities and short-term investments, including amortization of premiums and accretion of discounts. For mortgage-backed securities and any other securities for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. For securities other than PCD securities, any necessary adjustments due to changes in effective yields and maturities are recognized in net investment income using the retrospective method.

Net realized investment gains (losses) include sales of investments, which are determined using the specific identification method, reductions to amortized cost of available-for-sale investments that have been written down due to the Company’s intent to sell them or it being more likely than not that the Company will be required to sell them, and the change in allowance for credit losses (including accretion) for periods starting on or after January 1, 2020, or other-than-temporary impairments for reporting periods prior to January 1, 2020.

For all securities that were originally purchased with credit deterioration, accrued interest is not separately presented, but rather is a component of the amortized cost of the instrument. For all other available-for-sale securities, a separate amount for accrued interest is reported in “other assets”.

Credit Losses

Credit Impairment – Subsequent to the Adoption of the Financial Instruments Credit Losses Standard on January 1, 2020:

For fixed-maturity securities for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to net realized investment gains (losses). The allowance for credit losses is limited to the difference between amortized cost and fair value. The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The difference between fair value and amortized cost that is not associated with credit related factors is presented as a component of AOCI.

When estimating future cash flows for fixed-maturity securities, management considers the historical performance of underlying assets and available market information as well as bond-specific considerations. In addition, the process of estimating future cash flows includes, but is not limited to, the following critical inputs, which vary by security type:

•the extent to which fair value is less than amortized cost;
•credit ratings;
•any adverse conditions specifically related to the security, industry, and/or geographic area;
•changes in the financial condition of the issuer, or underlying loan obligors;
•general economic and political factors;

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•remaining payment terms of the security;
•prepayment speeds;
•expected defaults; and
•the value of any embedded credit enhancements.

Credit losses are reassessed each period. The allowance for credit losses and the corresponding charge to net realized investment gains (losses) can be reversed if conditions change, however, the allowance for credit losses will never be reduced below zero. When the Company determines that all or a portion of a fixed-maturity security is uncollectible, the uncollectible amortized cost amount is written off with a corresponding reduction to the allowance for credit losses. If cash flows that were previously written off are collected, the recovery is recognized in net realized investment gains (losses).

An allowance for credit loss is not established upon initial recognition of an available-for-sale debt security, except for purchased credit deteriorated (PCD) securities. PCD securities are defined as financial assets that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. An initial allowance for credit loss is recognized on the date of acquisition of PCD securities. The amortized cost of PCD securities on the date of acquisition is equal to the purchase price plus the allowance for credit loss, but no credit loss expense is recognized in the statement of operations on the date of acquisition. After the date of acquisition, deterioration (or improvement) in credit will result in an increase (or decrease) to the allowance and an offsetting credit loss expense (or benefit). To measure this, the Company performs a discounted cash flow analysis. For PCD securities that are also beneficial interests, favorable or adverse changes in expected cash flows are recognized as a decrease (or increase) to the allowance for credit losses. Those changes in expected cash flows that are not captured through the allowance are reflected as a prospective adjustment of the security’s yield within net investment income.

The Company has elected to not measure credit losses on its accrued interest receivable and instead writes off accrued interest at the earliest to occur: (i) the date it is deemed uncollectible; or (ii) when it is six months past due. All write-offs of accrued interest are recorded as a reduction to net investment income in the consolidated statements of operations. For securities the Company intends to sell and securities for which it is more-likely-than-not that the Company will be required to sell the security before recovery of its amortized cost, and the fair value of the security is below amortized cost, the amortized cost is written down to current fair value, with a corresponding charge to net realized investment gains (losses). No allowance is established in these situations and any previously recorded allowance is reversed. The new cost basis is not adjusted for subsequent increases in estimated fair value.

The length of time an instrument has been impaired or the effect of changes in foreign exchange rates are not considered in the Company’s assessment of credit loss. The assessment of whether a credit loss exists is performed each reporting period.

Credit Impairment – Prior to the Adoption of the Financial Instruments Credit Losses Standard on January 1, 2020:

Changes in fair value for other-than-temporarily-impaired securities were bifurcated between credit losses and non-credit changes in fair value. The credit loss on other-than-temporarily-impaired securities were reported in “net realized investment gains (losses).”

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

The Company assessed the ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. If the security was in an unrealized loss position and its net present value was less than the amortized cost of the investment, an OTTI was recorded. The net present value was calculated by discounting the

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Company’s estimate of projected future cash flows at the effective interest rate implicit in the debt security at the time of purchase. The Company’s estimates of projected future cash flows were driven by assumptions regarding probability of default and estimates regarding timing and amount of recoveries associated with a default. The Company developed these estimates using information based on historical experience, credit analysis and market observable data, such as industry analyst reports and forecasts, sector credit ratings and other relevant data. For mortgage-backed and asset-backed securities, cash flow estimates also included prepayment and other assumptions regarding the underlying collateral such as default rates, recoveries and changes in value. In addition to the factors noted above, the Company also sought advice from its outside investment managers.

The assumptions used in these projections required the use of significant management judgment. If management's assessment changed in the future, the Company may have ultimately recorded a loss after having originally concluded that the decline in value was temporary.

For securities in an unrealized loss position where the Company had the intent to sell or it is more-likely-than-not that it would be required to sell the security before recovery, the entire impairment loss (i.e., the difference between the security’s fair value and its amortized cost) was recorded in the consolidated statements of operations. Credit losses reduced the amortized cost of impaired securities. The amortized cost basis was adjusted for accretion and amortization (using the effective interest method) with a corresponding entry recorded in “net investment income”.

Investment Portfolio

The investment portfolio consists of both externally and internally managed portfolios. The majority of the investment portfolio is managed by three outside managers and AssuredIM, for which the Company has established investment guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

    The internally managed portfolio primarily consists of the Company’s investments in: (i) securities acquired for loss mitigation purposes; (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM; and (iii) other investments including certain fixed-maturity and short-term securities and equity method investments. Equity method investments primarily consist of generally less liquid alternative investments including: an investment in renewable and clean energy and private equity funds. The Company had unfunded commitments of $95 million as of December 31, 2021 related to certain of the Company’s alternative investments.

Investment Portfolio
Carrying Value

	As of December 31,
	2021	2020
	(in millions)
Fixed-maturity securities (1):
Externally managed	$6,843	$7,301
Loss mitigation securities and other	818	925
AssuredIM managed	541	547
Short-term investments (2)	1,225	851
Other invested assets:
Equity method investments - AssuredIM Funds (3)	—	91
Equity method investments - other	169	107
Other	12	16
Total	$9,608	$9,838
____________________
(1)    7.5% and 8.1% of fixed-maturity securities were rated BIG, as of December 31, 2021 and December 31, 2020, respectively, consisting primarily of loss mitigation securities.
(2)     Weighted average credit rating of AAA as of both December 31, 2021 and December 31, 2020, based on the lower of the Moody’s and S&P classifications.
(3)    As of December 31, 2021, this equity method investment was consolidated. See Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for further information regarding the CIVs.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The U.S. Insurance Subsidiaries, through their jointly-owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds. As of December 31, 2021, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $702 million, of which $458 million represented net invested capital and $244 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, healthcare structured capital and municipal bonds. As of December 31, 2021 and December 31, 2020, the fair value of AGAS’ interest in AssuredIM Funds was $543 million and $345 million, respectively.

Accrued investment income was $69 million and $75 million as of December 31, 2021 and December 31, 2020, respectively. In 2021, 2020 and 2019, the Company did not write off any accrued investment income.

Fixed-Maturity Securities by Security Type
As of December 31, 2021

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	43%	$3,386	$(12)	$290	$(4)	$3,660	$—	AA-
U.S. government and agencies	2	123	—	7	(2)	128	—	AA+
Corporate securities (3)	32	2,516	(1)	111	(21)	2,605	(4)	A
Mortgage-backed securities (4):
RMBS	6	454	(17)	24	(24)	437	(24)	BBB+
Commercial mortgage-backed securities (CMBS)	4	332	—	14	—	346	—	AAA
Asset-backed securities:
CLOs	6	457	—	1	—	458	—	AA-
Other	5	420	(12)	26	(2)	432	(2)	CCC+
Non-U.S. government securities	2	134	—	5	(3)	136	—	AA-
Total fixed-maturity securities	100%	$7,822	$(42)	$478	$(56)	$8,202	$(30)	A+

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Fixed-Maturity Securities by Security Type
As of December 31, 2020

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	44%	$3,633	$(11)	$369	$—	$3,991	$—	AA-
U.S. government and agencies	2	151	—	12	(1)	162	—	AA+
Corporate securities (3)	29	2,366	(42)	210	(21)	2,513	(16)	A
Mortgage-backed securities (4):
RMBS	7	571	(19)	35	(21)	566	(20)	A-
CMBS	4	358	—	29	—	387	—	AAA
Asset-backed securities:
CLOs	7	531	—	2	(1)	532	—	AA-
Other	5	427	(6)	31	(3)	449	(3)	CCC+
Non-U.S. government securities	2	167	—	10	(4)	173	—	AA-
Total fixed-maturity securities	100%	$8,204	$(78)	$698	$(51)	$8,773	$(39)	A+
____________________
(1)Based on amortized cost.
(2)    Ratings represent the lower of the Moody’s and S&P classifications, except for loss mitigation or risk management securities, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments.
(3)    Includes securities issued by taxable universities and hospitals.
(4)    U.S. government-agency obligations were approximately 31% of mortgage-backed securities as of December 31, 2021 and 35% as of December 31, 2020, based on fair value.

Gross Unrealized Loss by Length of Time
for Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2021

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$117	$(3)	$10	$(1)	$127	$(4)
U.S. government and agencies	26	—	32	(2)	58	(2)
Corporate securities	407	(12)	70	(5)	477	(17)
Mortgage-backed securities:
RMBS	4	—	—	—	4	—
Asset-backed securities:
CLOs	226	—	—	—	226	—
Non-U.S. government securities	24	(2)	8	(1)	32	(3)
Total	$804	$(17)	$120	$(9)	$924	$(26)
Number of securities (1)		355		60		410

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Gross Unrealized Loss by Length of Time
for Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2020

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1	$—	$—	$—	$1	$—
U.S. government and agencies	22	(1)	—	—	22	(1)
Corporate securities	73	—	45	(5)	118	(5)
Mortgage-backed securities:
RMBS	15	(1)	1	—	16	(1)
CMBS	—	—	1	—	1	—
Asset-backed securities:
CLOs	251	(1)	81	—	332	(1)
Non-U.S. government securities	—	—	38	(4)	38	(4)
Total	$362	$(3)	$166	$(9)	$528	$(12)
Number of securities (1)		94		46		139
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2021 and December 31, 2020 were not related to credit quality. In addition, the Company currently does not intend to and is not required to sell investments in an unrealized loss position prior to expected recovery in value. As of December 31, 2021, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 23 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2020, 11 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $6 million as of December 31, 2021 and $8 million as of December 31, 2020.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2021 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Fixed-Maturity Securities by Contractual Maturity
As of December 31, 2021

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$224	$229
Due after one year through five years	1,816	1,896
Due after five years through 10 years	1,711	1,802
Due after 10 years	3,285	3,492
Mortgage-backed securities:
RMBS	454	437
CMBS	332	346
Total	$7,822	$8,202

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $243 million as of December 31, 2021 and $262 million, as of December 31, 2020. The investment

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,231 million and $1,511 million, based on fair value as of December 31, 2021 and December 31, 2020, respectively.

There were no investments that were non-income producing for the years ended December 31, 2021 and December 31, 2020.

Net Investment Income

Net investment income is a function of the yield that the Company earns on fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Net Investment Income

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Investment income:
Externally managed	$204	$231	$273
Loss mitigation securities and other	55	65	114
Managed by AssuredIM (1)	16	8	—
Investment income	275	304	387
Investment expenses	(6)	(7)	(9)
Net investment income	$269	$297	$378
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Gross realized gains on sales available-for-sale securities	$20	$27	$56
Gross realized losses on sales available-for-sale securities	(5)	(5)	(3)
Net foreign currency gains (losses)	2	6	3
Change in credit impairment and intent to sell (1)	(7)	(17)	(35)
Other net realized gains (losses)	5	7	1
Net realized investment gains (losses)	$15	$18	$22
____________________
(1)Credit impairment in 2021 was primarily due to loss mitigation securities. COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in 2020. Credit impairment in 2019 was primarily attributable to foreign exchange losses and loss mitigation securities.

The following table presents the roll forward of the credit losses on fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2021 and 2020 or an OTTI in 2019 and for which unrealized loss was recognized in AOCI.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Roll Forward of Credit Losses for Fixed-Maturity Securities

	Year Ended December 31,
	2021	2020	2019
	Allowance for Credit Losses		OTTI
	(in millions)
Balance, beginning of period	$78	$—	$185
Effect of adoption of accounting guidance on credit losses on January 1, 2020	—	62	—
Additions for securities for which credit impairments were not previously recognized	4	1	—
Reductions for securities sold and other settlements	(42)	—	(15)
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	2	15	16
Balance, end of period	$42	$78	$186

The Company recorded $6 million and $16 million in credit loss expense for the years ended December 31, 2021 and December 31, 2020, respectively. The Company did not purchase any securities with credit deterioration during the periods presented. Most of the Company’s securities with credit deterioration are loss mitigation or other risk management securities.

Equity in Earnings of Investees

Equity in Earnings of Investees

	Year Ended December 31,
	2021	2020	2019
	(in millions)
AssuredIM Fund	$30	$14	$—
Other	64	13	4
Total equity in earnings of investees (1)	$94	$27	$4
____________________
(1)    Includes $36 million and $14 million for the year ended December 31, 2021 and December 31, 2020, respectively, related to fair value gains on investments at fair value option using NAV, as a practical expedient. There were no fair value gains (losses) on investments at fair value option using NAV as a practical expedient for 2019.

Dividends received from equity method investments were $15 million, $10 million and $6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

    The table below presents summarized financial information for equity method investments that meet, in aggregate, the requirements for disclosing summarized disclosures as of December 31, 2021. Amounts in the table below represent amounts reported in the consolidated financial statements as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019. The financial statements for the majority of these equity method investments are reported on a lag.

Balance Sheet Data

	As of December, 31
	2021	2020
	(in millions)
Total assets	$1,543	$1,150
Total liabilities	412	499
Total equity	1,131	651

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Statement of Operations Data

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Total revenues	$548	$225	$94
Total expenses	64	84	67
Net income (loss)	484	141	26

9.     Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles

Accounting Policy

    The types of entities that the Company assesses for consolidation principally include: (i) entities whose debt obligations the insurance subsidiaries insure in its financial guaranty business; and (ii) investment vehicles in which AGAS has a variable interest, and which AssuredIM manages (including CLOs that are collateralized financing entities (CFEs), CLO warehouses and AssuredIM Funds). For each of these types of entities, the Company first determines whether the entity is a VIE or a voting interest entity (VOE) which involves assessing whether the equity investment at risk is sufficient to cover the entity’s expected losses and whether the holders of the equity investment at risk (as a group) have substantive voting rights.

For entities determined to be a VIE, and for which the Company has a variable interest, the Company assesses whether it is the primary beneficiary of the VIE. The Company determines whether it is the primary beneficiary of a VIE at the time it becomes involved with an entity and continuously reassesses whether it is the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers all facts and circumstances, including an evaluation of economic interests in the VIE held directly and indirectly through related parties and entities under common control. The Company is the primary beneficiary of a VIE when it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

If the Company concludes that it is the primary beneficiary of the VIE, it consolidates the VIE in the Company’s consolidated financial statements. If, as part of its continual reassessment of the primary beneficiary determination, the Company concludes that it is no longer the primary beneficiary of a VIE, the Company deconsolidates the entity and recognizes the impact of that change on the consolidated financial statements.

If the entity being evaluated for consolidation is not initially determined to be a VIE (or, later, if a significant event occurs that causes an entity to no longer qualify as a VIE), then the entity would be a VOE. Consolidation generally is required when the Company, directly or indirectly, has a controlling financial interest of the VOE being assessed.

FG VIEs

The Company has elected the fair value option for assets and liabilities of FG VIEs. Upon initial adoption of the new accounting guidance for VIEs in 2010, the Company elected to fair value its FG VIE assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for its consolidated FG VIE assets and liabilities, the Company has elected the fair value option for FG VIEs that it has subsequently consolidated. The Company records the fair value of FG VIEs’ assets and liabilities based on modeled prices.

The net change in the fair value of consolidated FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in instrument-specific credit risk (ISCR) which is separately presented in OCI. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.”

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The Company has limited contractual rights to obtain the financial records of its consolidated FG VIEs. The FG VIEs do not prepare separate GAAP financial statements; therefore, the Company compiles GAAP financial information for them based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company until approximately 30 days after the end of any given period. The time required to perform adequate reconciliations and analyses of the information in these trustee reports results in a one quarter lag in reporting the FG VIEs’ activities. As a result of the lag in reporting FG VIEs, cash and short-term investments do not reflect cash outflows to the holders of the debt issued by the FG VIEs for claim payments made by the Company’s insurance subsidiaries to the consolidated FG VIEs until the subsequent reporting period. The Company updates the model assumptions each reporting period for the most recent available information, which incorporates the impact of material events that may have occurred since the quarter lag date.

The cash flows generated by the FG VIEs’ assets are classified as cash flows from investing activities. Paydowns of FG VIEs’ liabilities are supported by the cash flows generated by FG VIEs’ assets and, for liabilities with recourse, possibly claim payments made by AGM or AGC under their financial guaranty insurance contracts. Paydowns of FG VIEs’ liabilities both with and without recourse are classified as cash flows used in financing activities. Interest income, interest expense and other expenses of the FG VIEs’ assets and liabilities are classified as operating cash flows. Claim payments made by AGM and AGC under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation and therefore such claim payments are treated as paydowns of FG VIEs’ liabilities and as a financing activity as opposed to an operating activity of AGM and AGC.

CIVs

CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses in which the Company is the primary beneficiary. The consolidated AssuredIM Funds are investment companies for accounting purposes and therefore account for their underlying investments at fair value. The consolidated CLOs are CFEs, and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured under the fair value option using the CFE practical expedient. The assets and liabilities of consolidated CLO warehouses managed by AssuredIM (collectively, the consolidated CLOs) are also reported at fair value. Changes in the fair value of assets and liabilities of CIVs, interest income and interest expense are reported in “fair value gains (losses) on consolidated investment vehicles” in the consolidated statements of operations. Certain AssuredIM private equity funds, whose financial statements are not prepared in time for the Company’s periodic reporting, are reported on a quarter lag.

Upon consolidation of an AssuredIM Fund, the Company records NCI for the portion of each fund owned by employees and any third-party investors. Redeemable NCI is classified outside of shareholders’ equity, within temporary equity, and non-redeemable NCI is presented within shareholders’ equity in the consolidated balance sheets. Amendments to redemption features may result in reclassifications between redeemable NCI and non-redeemable NCI.

Investment transactions in the consolidated AssuredIM Funds are recorded on a trade/contract date basis. Money market funds in consolidated AssuredIM Funds are classified as cash equivalents and carried at cost, consistent with those funds’ separately issued financial statements, and therefore the Company has included these amounts in the total amount of cash on the consolidated statements of cash flows. Cash flows of the CIVs attributable to such entities’ investment purchases and dispositions, as well as operating expenses of the investment vehicles, are presented as cash flow from operating activities in the consolidated statements of cash flows. Borrowings under credit facilities, debt issuances and repayments, and capital cash flows to and from investors are presented as financing activities, consistent with investment company guidelines.

FG VIEs

    The insurance subsidiaries provide financial guaranties with respect to debt obligations of special purpose entities, including VIEs, but do not act as the servicer or collateral manager for any VIE obligations they guarantee. The transaction structure generally provides certain financial protection to the insurance subsidiaries. This financial protection can take several forms, the most common of which are overcollateralization, first loss protection (or subordination) and excess spread. In the case of overcollateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations), the structure allows defaults of the securitized assets before a default is experienced on the structured finance obligation guaranteed by the insurance subsidiaries. In the case of first loss, the insurance subsidiaries’ financial guaranty insurance policy only covers a senior layer of losses experienced by multiple obligations issued by the VIEs. The first loss exposure with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to VIEs, generate interest income that is in excess of the interest payments on the debt issued by the VIE. Such excess spread is typically distributed through the transaction’s cash flow waterfall and may be used to create additional credit enhancement, applied to redeem debt issued by the VIE (thereby, creating additional overcollateralization), or distributed to equity or other investors in the transaction.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

As part of the terms of its financial guaranty contracts, the insurance subsidiaries, under their insurance contracts, obtain certain protective rights with respect to the VIE that give them additional controls over a VIE. These protective rights are triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager’s financial condition. At deal inception, the insurance subsidiaries typically are not deemed to control the VIE; however, once a trigger event occurs, the insurance subsidiaries’ control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the insurance subsidiaries and, accordingly, where they are obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The insurance subsidiaries are deemed to be the control party for certain VIEs under GAAP, typically when their protective rights give them the power to both terminate and replace the transaction’s servicer or collateral manager, which are characteristics specific to the Company’s financial guaranty contracts. If the protective rights that could make the insurance subsidiaries the control party have not been triggered, then the VIE is not consolidated. If the insurance subsidiaries are deemed no longer to have those protective rights, the VIE is deconsolidated.

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

Number of Consolidated FG VIEs

	Year Ended December 31,
	2021	2020	2019

Beginning of year	25	27	31
Consolidated	1	2	1
Deconsolidated	(1)	(2)	(3)
Matured	—	(2)	(2)
December 31	25	25	27

The table below shows the carrying value of the consolidated FG VIEs’ assets and liabilities in the consolidated balance sheets, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities with recourse.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Consolidated FG VIEs by Type of Collateral

	As of December 31,
	2021	2020
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$221	$243
U.S. RMBS second lien	39	53
Total FG VIEs’ assets	$260	$296
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$227	$260
U.S. RMBS second lien	42	56
Total FG VIEs’ liabilities with recourse	$269	$316
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$20	$17
Total FG VIEs’ liabilities without recourse	$20	$17

The change in the ISCR of the FG VIEs’ assets held as of December 31, 2021, 2020 and 2019 that was reported in the consolidated statements of operations for 2021, 2020 and 2019 were gains of $14 million, $6 million and $39 million, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

	As of December 31,
	2021	2020
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$255	$274
FG VIEs’ liabilities with recourse	12	15
FG VIEs’ liabilities without recourse	15	16
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	52	68
Unpaid principal for FG VIEs’ liabilities with recourse (1)	281	330
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2021 through 2038.

CIVs

CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses in which the Company is the primary beneficiary. The table below summarizes the number of consolidated CIVs by type as of December 31, 2021 and December 31, 2020. As of both dates, the Company consolidated one CIV that meets the criteria for a VOE, because the Company possesses substantially all of the economics and all of the decision-making of that CIV.

Number of Consolidated CIVs by Type

	As of December 31,
CIV Type	2021	2020
Funds	8	7
CLOs	9	3
CLO warehouses	3	1
Total number of consolidated CIVs	20	11

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The table below summarizes the change in the number of consolidated CIVs during each of the periods. During 2021, five consolidated CLO warehouses became CLOs. During 2020, two consolidated CLO warehouses became CLOs.

Roll Forward of Number of Consolidated CIVs

	Year Ended December 31,
	2021	2020	2019
Beginning of year	11	4	—
Consolidated	10	7	4
Deconsolidated	(1)	—	—
December 31	20	11	4

As of December 31, 2021 and December 31, 2020, all but one of the CIVs are VIEs. The Company consolidates investment vehicles when it is deemed to be the primary beneficiary, based on its power to direct the most significant activities of each VIE and its level of economic interest in the entities.

In the fourth quarter of 2021, an AssuredIM Fund secured additional capital commitments, triggering a reconsideration of the Company’s previous conclusion not to consolidate that AssuredIM Fund (the Fund). As a result of the reconsideration, the Company concluded that it became the Fund’s primary beneficiary, as the dilution of the Fund’s lead investor’s interest caused that investor to lose its substantive ability to dissolve the Fund and remove the Company as the Fund’s general partner. Accordingly, the Company consolidated the Fund and recognized a gain on consolidation of $31 million. Total assets and liabilities consolidated were $273 million and $33 million, respectively. In addition, the consolidation resulted in a non-controlling interest of $89 million. There were no other gains or losses on consolidation or deconsolidation during the periods presented.

The gain on consolidation is primarily the difference between: (i) the sum of the carrying value of the Company’s interest in the Fund immediately prior to consolidation; and (ii) the sum of the fair value of the partners’ capital allocated to the Company, relating to its limited partner and general partner interests in the Fund immediately prior to consolidation. The fair value of the general partner’s capital represents an allocation of undistributed carried interest. The carried interest has not yet been recorded by AssuredIM as the requirements for revenue recognition have not yet been met. Carried interest generated by the Fund will be recognized as revenue, by AssuredIM, once the probability of a significant reversal of revenue no longer exists. Meanwhile the compensation related to that carried interest, that is awarded to certain employees that manage the Fund, would be recognized as an expense by AssuredIM to the extent that it is probable of being made and reasonably estimable. Any carried interest that is recognized as revenue, relating to a consolidated AssuredIM fund, is reported in the Asset Management segment, and eliminated in consolidation.

The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions. Changes in the fair value of assets and liabilities of CIVs, interest income and expense are reported in “fair value gains (losses) on consolidated investment vehicles” in the consolidated statements of operations. Interest income from CLO assets is recorded based on contractual rates.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Assets and Liabilities of CIVs

	As of December 31,
	2021	2020
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$64	$117
Fund investments, at fair value:
Equity securities and warrants (1)	252	18
Obligations of state and political subdivisions	101	61
Corporate securities	98	9
Structured products (2)	62	39
Due from brokers and counterparties	49	35
Other	1	—
CLO and CLO warehouse assets:
Cash	156	17
CLO investments:
Loans in CLOs, fair value option	3,913	1,291
Loans in CLO warehouses, fair value option	331	170
Short-term investments, at fair value	145	139
Due from brokers and counterparties	99	17
Total assets (3)	$5,271	$1,913
Liabilities:
CLO obligations, fair value option (4)	$3,665	$1,227
Warehouse financing debt, fair value option (5)	126	25
Securities sold short, at fair value	41	47
Due to brokers and counterparties	570	290
Other liabilities	34	1
Total liabilities	$4,436	$1,590
____________________
(1)    Includes investments in AssuredIM Funds or other affiliated entities of $198 million and $10 million as of December 31, 2021 and December 31, 2020, respectively.
(2)    Includes investments in affiliated entities of $25 million and $16 million as of December 31, 2021 and December 31, 2020, respectively.
(3)    Includes assets of a VOE as of December 31, 2021 and December 31, 2020 of $12 million and $10 million, respectively.
(4)     The weighted average maturity of CLO obligations was 6.6 years and 5.6 years for December 31, 2021 and December 31, 2020, respectively. The weighted average interest rate of CLO obligations was 1.8% as of December 31, 2021 and 2.4% for December 31, 2020. CLO obligations will mature at various dates from 2033 to 2035.
(5)    The weighted average maturity of warehouse financing debt of CLO warehouses was 1.8 years as of December 31, 2021 and 1.7 years as of December 31, 2020. The weighted average interest rate of warehouse financing debt of CLO warehouses was 1.1% as of December 31, 2021 and 1.7% as of December 31, 2020. Warehouse financing debt will mature at various dates during 2023.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Redeemable Noncontrolling Interests in CIVs

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Beginning balance	$21	$7	$—
Reallocation of ownership interests	—	(10)	—
Contributions to CIVs	—	25	12
Distributions from CIVs	—	—	(4)
Net income (loss) attributable to the redeemable NCI	1	(1)	(1)
December 31,	$22	$21	$7

As of December 31, 2021 the CIVs had a commitment to invest of $336 million.

As of December 31, 2021, the CIVs included forward currency contracts and interest rate swaps with a notional of $26 million and $23 million, respectively, and average notional of $19 million and $15 million, respectively. As of December 31, 2020, the CIVs included forward currency contracts and interest rate swaps with a notional of $11 million and $8 million, respectively, and average notional of $6 million and $4 million, respectively. The fair value of the forward contracts and interest rate swaps is reported in the “assets of CIVs” or “liabilities of CIVs” in the consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the consolidated statements of operations. The net change in fair value of forward currency contracts and interest rate swaps were losses of less than $1 million in both 2021 and 2020.

Certain of the CIVs have entered into financing arrangements with financial institutions, generally to provide liquidity during the CLO warehouse stage. Borrowings are generally secured by the investments purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective vehicle. When a CIV borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or the Company. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or the Company.

As of December 31, 2021, these credit facilities had varying maturities ranging from June 3, 2023 to October 20, 2023 with the aggregate principal amount not exceeding $1.0 billion. The available commitment was based on the amount of equity contributed to the warehouse which was $205 million. As of December 31, 2021, $103 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 100 basis points (bps) to 3-month LIBOR plus 100 bps (with a floor on the LIBOR/Euribor rates of zero). The CLO warehouses were in compliance with all financial covenants as of December 31, 2021.

As of December 31, 2021, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $80 million jointly and $53 million individually for the consolidated healthcare fund. The available commitment was based on the amount of equity contributed to the funds. As of the date of consolidation, $16 million was drawn down by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime Floor of 3%). The fund was in compliance with all financial covenants as of December 31, 2021.

As of December 31, 2020, €20 million (or $25 million) and €1 million (or $1 million) had been drawn under a BlueMountain EUR 2021-1 CLO DAC (EUR 2021-1) credit facility dated August 26, 2020 by EUR 2021-1 and AssuredIM, respectively. During the first quarter of 2021, EUR 2021-1 and AssuredIM repaid the borrowings under this credit facility.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of those VIEs in the line items that most accurately reflect the nature of the items, as opposed to within the FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $96 million and liabilities of $11 million as of December 31, 2021 and assets of $96 million and liabilities of $3 million as of December 31, 2020, primarily reported in “investments” and “credit derivative liabilities” on the consolidated balance sheets.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Non-Consolidated VIEs

    As described in Note 4, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of December 31, 2021, approximately 15 thousand policies are not within the scope of FASB Accounting Standards Codification (ASC) 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. As of December 31, 2021 and 2020, the Company identified 69 and 79 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 25 FG VIEs as of December 31, 2021 and December 31, 2020, respectively. The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 4, Outstanding Exposure.

    The Company manages funds and CLOs that have been determined to be VIEs, in which the Company concluded that it is not the primary beneficiary, because it lacks a controlling financial interest. As such, the Company does not consolidate these entities. The Company's equity interests in these entities are reported in “other invested assets” on the consolidated balance sheet. The maximum exposure to loss is limited to the Company’s investment in equity interests as well as foregone future management and performance fees. See Note 11, Asset Management Fees, for earnings and receivables from managing funds and CLOs. See Note 17, Related Party Transactions, for other receivables from and payables to AssuredIM funds.

10.    Fair Value Measurement

Accounting Policy

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2021, no changes were made to the Company’s valuation models that had or are expected to have a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

There was a transfer of a fixed-maturity security from Level 3 to Level 2 during 2020. There were no other transfers into or from Level 3 during the periods presented.

Carried at Fair Value

Fixed-Maturity Securities

The fair value of fixed-maturity securities is generally based on prices received from third-party pricing services or alternative pricing sources with reasonable levels of price transparency. The pricing services prepare estimates of fair value using their pricing models, which take into account: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, industry and economic events and sector groupings. Additional valuation factors that can be taken into account are nominal spreads and liquidity adjustments. The pricing services evaluate each asset class based on relevant market and credit information, perceived market movements, and sector news.

Benchmark yields have in many cases taken priority over reported trades for securities that trade less frequently or those that are distressed trades, and therefore may not be indicative of the market. The extent of the use of each input is dependent on the asset class and the market conditions. The valuation of fixed-maturity securities is more subjective when markets are less liquid due to the lack of market-based inputs.

As of December 31, 2021, the Company used models to price 191 securities, including securities that were purchased or obtained for loss mitigation or other risk management purposes, with a Level 3 fair value of $1.2 billion. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

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

Other Invested Assets

Other invested assets that are carried at fair value primarily include: (i) equity securities traded in active markets that are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices; and (ii) equity method investments for which the Company elected the fair value option using NAV, as a practical expedient, which are excluded from the fair value hierarchy.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Other Assets

Committed Capital Securities

The fair value of CCS, which is reported in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 13, Long-Term Debt and Credit Facilities). The change in fair value of the AGC CCS and AGM CPS are reported in “fair value gains (losses) on committed capital securities” in the consolidated statements of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

Supplemental Executive Retirement Plans

    The Company classifies assets included in the Company’s various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is based on the observable published daily values of the underlying mutual funds included in the plans (Level 1) or based upon the NAV of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. The change in fair value of these assets is reported in “other operating expenses” in the consolidated statements of operations.

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives in the Insurance segment primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes in the fair value reported in the consolidated statements of operations. The Company did not enter into CDS contracts with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2021 were such that market prices of the Company’s CDS contracts were not available.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

    The rates used to discount future expected premium cash flows ranged from 0.11% to 1.78% at December 31, 2021 and 0.19% to 1.33% at December 31, 2020.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. Based on fair value, approximately 51% of the Company’s CDS contracts were fair valued using this minimum premium as of December 31, 2020. As of December 31, 2021, the corresponding percentage was de minimis. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels. The Company corroborates the

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are less than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of such contract and discounting such amounts using the LIBOR corresponding to the weighted average remaining life of the contract.

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

FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The FG VIEs issued securities are typically collateralized by first lien and second lien RMBS.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Assets and Liabilities of CIVs

The consolidated CLOs are CFEs, and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured under the fair value option using the CFE practical expedient. Loans in CLOs are priced using a loan pricing service which aggregates quotes from loan market participants. The loans are all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result, the less observable CLO debt is measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs are measured at fair value and the debt of consolidated CLOs are measured as: (1) the sum of (i) the fair value of the financial assets, and (ii) the carrying value of any nonfinancial assets held temporarily; less (2) the sum of (iii) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (iv) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).

Prior to securitization, when loans are warehoused in an investment vehicle, such vehicle is not considered a CFE. The Company has elected the fair value option to measure the loans held and the debt issued by CLO warehouses to mitigate the accounting mismatch between such assets and liabilities when a CLO warehouse securitizes and becomes a CLO.

Investments held by CIVs which are listed or quoted on a national securities exchange or market are values at their last reported sale price on the date of determination. Investments held by CIVs which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which has no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third-party data generally at the average between the offer and bid prices. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors. Investments in private equity funds are generally valued utilizing NAV.

    Level 2 assets in the CIVs include assets of the consolidated CLOs and certain assets of the consolidated funds. Level 3 assets in the CIVs include the remainder of the invested assets of consolidated funds. Level 2 liabilities in the CIVs include senior warehouse financing debt used to fund a CLO warehouse (measured under the fair value option), securities sold short and derivative liabilities. Level 3 liabilities of the CIVs include various tranches of CLO debt, first loss subordinated warehouse financing and securitized borrowing. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2021

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments, available-for-sale:
Fixed-maturity securities:
Obligations of state and political subdivisions	$—	$3,588	$72	$3,660
U.S. government and agencies	—	128	—	128
Corporate securities	—	2,605	—	2,605
Mortgage-backed securities:
RMBS	—	221	216	437
CMBS	—	346	—	346
Asset-backed securities	—	27	863	890
Non-U.S. government securities	—	136	—	136
Total fixed-maturity securities	—	7,051	1,151	8,202
Short-term investments	1,225	—	—	1,225
Other invested assets (1)	6	—	6	12
FG VIEs’ assets	—	—	260	260
Assets of CIVs (2):
Fund investments:
Equity securities and warrants	—	7	239	246
Obligations of state and political subdivisions	—	101	—	101
Corporate securities	—	7	91	98
Structured products	—	62	—	62
CLOs and CLO warehouse assets:
Loans	—	4,244	—	4,244
Short-term investments	145	—	—	145
Total assets of CIVs	145	4,421	330	4,896
Other assets	53	54	25	132
Total assets carried at fair value	$1,429	$11,526	$1,772	$14,727

Liabilities:
Credit derivative liabilities	$—	$—	$156	$156
FG VIEs’ liabilities (3)	—	—	289	289
Liabilities of CIVs:
CLO obligations of CFEs	—	—	3,665	3,665
Warehouse financing debt	—	103	23	126
Securities sold short	—	41	—	41
Securitized borrowing	—	—	17	17
Total liabilities of CIVs	—	144	3,705	3,849
Other liabilities	—	1	—	1
Total liabilities carried at fair value	$—	$145	$4,150	$4,295

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2020

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments, available-for-sale:
Fixed-maturity securities
Obligations of state and political subdivisions	$—	$3,890	$101	$3,991
U.S. government and agencies	—	162	—	162
Corporate securities	—	2,483	30	2,513
Mortgage-backed securities:
RMBS	—	311	255	566
CMBS	—	387	—	387
Asset-backed securities	—	41	940	981
Non-U.S. government securities	—	173	—	173
Total fixed-maturity securities	—	7,447	1,326	8,773
Short-term investments	786	65	—	851
Other invested assets (1)	10	—	5	15
FG VIEs’ assets	—	—	296	296
Assets of CIVs (2):
Fund investments:
Equity securities	—	8	2	10
Obligations of state and political subdivisions	—	61	—	61
Corporate securities	—	9	—	9
Structured products	—	39	—	39
CLOs and CLO warehouse assets:
Loans	—	1,461	—	1,461
Short-term investments	139	—	—	139
Total assets of CIVs	139	1,578	2	1,719
Other assets	42	48	55	145
Total assets carried at fair value	$977	$9,138	$1,684	$11,799

Liabilities:
Credit derivative liabilities	$—	$—	$103	$103
FG VIEs’ liabilities (3)	—	—	333	333
Liabilities of CIVs:
CLO obligations of CFEs	—	—	1,227	1,227
Warehouse financing debt	—	25	—	25
Securities sold short	—	47	—	47
Total liabilities of CIVs	—	72	1,227	1,299
Other liabilities	—	1	—	1
Total liabilities carried at fair value	$—	$73	$1,663	$1,736
 ____________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $19 million and $91 million of equity method investments measured at fair value under the fair value option using the NAV as a practical expedient as of December 31, 2021 and December 31, 2020, respectively.
(2)    Excludes $6 million and $8 million as of December 31, 2021 and December 31, 2020, respectively, in investments in AssuredIM Funds for which the Company records a 100% NCI. The consolidation of these funds result in a gross up of assets and NCI on the consolidated financial statements; however, they result in no economic equity or net income attributable to AGL.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
(3)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2021 and 2020.

Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Year Ended December 31, 2021

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities	Other (7)
	(in millions)
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$—	$54
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	23	(1)	2	(1)	16	(1)	18	(1)	26	(2)	35	(4)	—	(27)	(3)
Other comprehensive income (loss)	(5)		16		(1)		(5)		—		—		—	—
Purchases	—		—		—		344		—		56		—	—
Sales	(44)		(48)		—		(142)		—		(28)		—	—
Settlements	(3)		—		(54)		(292)		(62)		—		—	—
Consolidations	—		—		—		—		—		174		91	—
Fair value as of December 31, 2021	$72		$—		$216		$863		$260		$239		$91	$27
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2021 included in:
Earnings									$27	(2)	$33	(4)	$—	$(28)	(3)
OCI	$1		$—		$(1)		$(6)							$—

Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
Year Ended December 31, 2021

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2020	$(100)		$(333)		$(1,227)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(58)	(6)	(8)	(2)	15	(4)
Other comprehensive income (loss)	—		(1)		—
Issuances	—		—		(3,367)
Settlements	4		53		891
Consolidations	—		—		(17)
Fair value as of December 31, 2021	$(154)		$(289)		$(3,705)
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2021 included in:
Earnings	$(74)	(6)	$(6)	(2)	$(2)	(4)
OCI			$(1)

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Year Ended December 31, 2020

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2019	$107		$41		$308		$658		$442		$17		$47		$—		$55
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	5	(1)	(6)	(1)	15	(1)	25	(1)	(70)	(2)	7	(4)	2	(4)	3	(4)	(1)	(3)
Other comprehensive income (loss)	(8)		(5)		(22)		(7)		—		—		—		—		—
Purchases	—		—		—		384		—		128		5		17		—
Sales	—		—		—		(102)		—		(150)		(54)		(20)		—
Settlements	(3)		—		(46)		(17)		(83)		—		—		—		—
Consolidation	—		—		—		—		18		—		—		—		—
Deconsolidations	—		—		—		—		(11)		—		—		—		—
Transfers out of Level 3	—		—		—		(1)		—		—		—		—		—
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$—		$—		$54
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2020 included in:
Earnings									$7	(2)	$(2)	(4)	$—		$—		$(1)	(3)
OCI	$(8)		$(5)		$(20)		$(4)

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
Year Ended December 31, 2020

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2019	$(185)		$(469)		$(481)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	81	(6)	57	(2)	(8)	(4)
Other comprehensive income (loss)	—		9		—
Issuances	—		—		(738)
Settlements	4		77		—
Consolidations	—		(19)		—
Deconsolidations	—		12		—
Fair value as of December 31, 2020	$(100)		$(333)		$(1,227)
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2020 included in:
Earnings	$87	(6)	$(17)	(2)	$(8)	(4)
OCI			$9
__________________
(1)Included in “net realized investment gains (losses)” and “net investment income”.
(2)Included in “fair value gains (losses) on FG VIEs”.
(3)Reported in “fair value gains (losses) on CCS”, “net investment income” and “other income”.
(4)Reported in “fair value gains (losses) on CIVs”.
(5)Represents the net position of credit derivatives. Credit derivative assets (reported in “other assets”) and credit derivative liabilities (presented as a separate line item) are shown as either assets or liabilities in the consolidated balance sheets based on net exposure by transaction.
(6)Reported in “fair value gains (losses) on credit derivatives”.
(7)Includes CCS and other invested assets.
(8)Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2021

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$72	Yield	4.4%	-	24.5%	6.2%
RMBS	216	CPR	0.0%	-	22.7%	10.4%
		CDR	1.4%	-	12.0%	5.9%
		Loss severity	50.0%	-	125.0%	84.9%
		Yield	3.8%	-	5.6%	4.5%
Asset-backed securities:
Life insurance transactions	367	Yield	5.0%
CLOs	458	Discount margin	0.0%	-	2.9%	1.8%
Others	38	Yield	3.2%	-	7.9%	7.9%
FG VIEs’ assets (1)	260	CPR	0.9%	-	24.5%	13.3%
		CDR	1.4%	-	26.9%	7.6%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.4%	-	8.0%	4.6%
Assets of CIVs (3):
Equity securities and warrants	239	Yield	7.7%
		Discount rate	14.7%	-	23.9%	21.6%
		Market multiple-enterprise value/revenue	1.10x
		Market multiple-enterprise value/EBITDA (6)	3.00x	-	10.50x	8.95x
		Market multiple-price to book	1.85x
Corporate securities	91	Discount rate	14.7%	-	21.4%	17.8%
		Yield	16.4%
Other assets (1)	23	Implied Yield	2.7%	-	3.3%	3.0%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(154)	Year 1 loss estimates	0.0%	-	85.8%	0.1%
		Hedge cost (in bps)	8.0	-	37.1	12.6
		Bank profit (in bps)	0.0	-	187.8	67.9
		Internal floor (in bps)	8.8
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities	(289)	CPR	0.9%	-	24.5%	13.3%
		CDR	1.4%	-	26.9%	7.6%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.4%	-	8.0%	3.7%
Liabilities of CIVs:
CLO obligations of CFEs (5)	(3,665)	Yield	1.6%	-	13.7%	2.1%
Warehouse financing debt	(23)	Yield	12.6%	-	16.0%	13.8%
Securitized borrowing	(17)	Discount rate	23.9%
		Market multiple-enterprise value/revenue	10.50x
____________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments reported in “other invested assets” with a fair value of $6 million.
(3)    The primary valuation technique uses the income and/or market approach, the key inputs to the valuation are yield/discount rates and market multiples.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs, for which it is calculated as a percentage of fair value.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
(5)    See CFE fair value methodology described above for consolidated CLOs.
(6)    Earnings before interest, taxes, depreciation, and amortization.

Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2020

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities (1):
Obligations of state and political subdivisions	$101	Yield	6.4%	-	33.4%	12.8%
Corporate security	30	Yield	42.0%
RMBS	255	CPR	0.4%	-	30.0%	7.1%
		CDR	1.5%	-	9.9%	6.0%
		Loss severity	45.0%	-	125.0%	83.6%
		Yield	3.7%	-	5.9%	4.5%
Asset-backed securities:
Life insurance transactions	367	Yield	5.2%
CLOs	532	Discount margin	0.1%	-	3.1%	1.9%
Others	41	Yield	2.6%	-	9.0%	9.0%
FG VIEs’ assets (1)	296	CPR	0.9%	-	19.0%	9.4%
		CDR	1.9%	-	26.6%	6.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.9%	-	6.0%	4.8%
Assets of CIVs:
Equity securities (3)	2	Yield	9.7%
Other assets (1)	52	Implied Yield	3.4%	-	4.2%	3.8%
		Term (years)	10 years
Liabilities:
Credit derivative liabilities, net	(100)	Year 1 loss estimates	0.0%	-	85.0%	1.9%
		Hedge cost (in bps)	19.0	-	99.0	32.0
		Bank profit (in bps)	47.0	-	329.0	93.0
		Internal floor (in bps)	15.0	-	30.0	21.0
		Internal credit rating	AAA	-	CCC	AA-
FG VIEs’ liabilities	(333)	CPR	0.9%	-	19.0%	9.4%
		CDR	1.9%	-	26.6%	6.0%
		Loss severity	45.0%	-	100.0%	81.5%
		Yield	1.9%	-	6.2%	3.8%
Liabilities of CIVs:
CLO obligations of CFEs (5)	(1,227)	Yield	2.2%	-	15.2%	2.5%
____________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments reported in “other invested assets” with a fair value of $5 million.
(3)    The primary inputs to the valuation are recent market transaction prices, supported by market multiples and yield/discount rates.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs, where it is calculated as a percentage of fair value.
(5)    See CFE fair value methodology described above for consolidated CLOs.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Assets and Liabilities of CIVs

Cash equivalents are recorded at cost which approximates fair value. Due from/to brokers and counterparties primarily consists of cash, margin deposits, and cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represent balances on a net-by counterparty basis on the consolidated balance sheets where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to collateral for securities sold short and derivative contracts; its use is therefore restricted until the securities are purchased or the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

Other Liabilities

The primary component of other liabilities as of December 31, 2021 in the table below is AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain BlueMountain European CLOs, which was required to comply with its European risk retention obligations. The maturity dates are in 2034 and 2035. AssuredIM’s obligation under the master repurchase agreement is not guaranteed by any Assured Guaranty insurance or holding companies.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
    The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of December 31, 2021		As of December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities)
Assets of CIVs (1)	$171	$171	$152	$152
Other assets (including other invested assets) (2)	134	135	84	86
Financial guaranty insurance contracts (3)	(2,394)	(2,315)	(2,464)	(3,882)
Long-term debt	(1,673)	(1,832)	(1,224)	(1,561)
Liabilities of CIVs (4)	(586)	(586)	(290)	(290)
Other liabilities (5)	(45)	(45)	(27)	(27)
____________________
(1)    Includes due from brokers and counterparties and cash equivalents. Carrying value approximates fair value.
(2)    Includes accrued interest, receivable for an unsettled sale of a portion of the Puerto Rico salvage and subrogation recoverable, management fees receivables, promissory note receivable and receivables for securities sold. Carrying value approximates fair value.
(3)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.
(4)    Includes due to brokers and counterparties and fund’s loan payable. Carrying value approximates fair value.
(5)    Include accrued interest, repurchase agreement liability of $37 million as of December 31, 2021 and payables for securities purchased. Carrying value approximates fair value.

11.    Asset Management Fees

The Company receives a management fee and performance fee, incentive allocation or carried interest (collectively referred to as performance fees) in exchange for providing investment advisory services to manage investment funds and CLOs. The annual management fees are typically based on a percentage of the value of the client’s net assets under management, and are generally as follows:

•Depending on the investment strategy, the management fee charged is a range of up to 2.00% per annum calculated on either the beginning of the month or quarter, or month-end NAV or other relevant basis (e.g., committed capital) of the respective funds.

•For the Company’s management or servicing of the AssuredIM CLOs the Company receives, generally 0.25% to 0.50% (combined senior investment management fee and subordinated investment management fee) per annum based on NAV. The portion of these fees that pertains to the investment by AssuredIM is typically rebated to the AssuredIM Funds.

    In accordance with the investment management agreements, and by serving as the general partner, managing member or managing general partner, the Company also receives performance fees. Performance fee revenues are generated on certain management contracts when certain minimum rates of return, i.e. performance hurdles, are exceeded. Performance fee revenue may fluctuate from period to period and may not correlate with general market changes. Annual performance fee rates are generally as follows:

•Range from 10% to 20% of the net profits in excess of the high-water mark for the respective fund, or
•Range from 18% to 30% of the total cash received by investors in excess of certain benchmarks, or
•30% of the net profits in excess of the high-water mark and a credit for management fees.

For the Company’s management or servicing of the AssuredIM CLOs, the Company generally receives performance fee of 20% per annum of the remaining interest proceeds and principal proceeds after a performance hurdle is exceeded. The portion of these fees that pertains to the investment by AssuredIM Funds is typically rebated to the AssuredIM Funds.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
    The general partner has the right, in its sole discretion, to require certain AssuredIM Funds to distribute to the general partner an amount equal to its presumed tax liability attributable to the allocated taxable income relating to performance fee with respect to such fiscal year and are contractually not subject to clawback. The general partner received tax distributions in 2022 related to its presumed tax liability in 2021, and there were no tax distributions for 2020 and 2019.

The Company may reduce, waive or rebate the management fee and/or the performance fee with respect to any investor and/or affiliate. Certain current and former employees of the Company who have investments in the AssuredIM Funds may not be charged any management fees or performance fee.

Accounting Policy

    Management, CLO and performance fees earned by AssuredIM are accounted for as contracts with customers. An entity may recognize revenue when the contractual performance criteria have been met and only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. Given the uniqueness of each fee arrangement, performance fee contractual provisions are evaluated on an individual basis to determine the timing of revenue recognition.

Components of Asset Management Fees

The following table presents the sources of asset management fees and performance fees on a consolidated basis. The year ended December 31, 2019 amounts presented in this note reflect only one quarter of activity from October 1, 2019, the BlueMountain Acquisition Date, through December 31, 2019.

Asset Management Fees

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Management fees:
CLOs (1)	$41	$21	$3
Opportunity funds and liquid strategies	17	8	2
Wind-down funds	7	25	13
Total management fees	65	54	18
Performance fees	1	—	4
Reimbursable fund expenses	22	35	—
Total asset management fees	$88	$89	$22
_____________________
(1)    To the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance fees earned from the CLOs. Gross management fees from CLOs, before rebates, were $47 million in 2021, $40 million in 2020 and $11 million in 2019.

The Company had management and performance fees receivable, which are included in “other assets” on the consolidated balance sheets, of $8 million as of December 31, 2021 and $5 million as of December 31, 2020. The Company had no unearned revenues as of December 31, 2021 and December 31, 2020.

12.    Goodwill and Other Intangible Assets

All of the Company’s goodwill relates to the AssuredIM entities that were acquired in 2019 as part of the BlueMountain Acquisition. All of the goodwill is assigned to the Asset Management reporting unit and segment. Once goodwill is assigned to a reporting unit, generally all of the activities within the reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Accounting Policy

    Goodwill represents the excess of cost over the net fair value of assets and liabilities at the date of acquisition. The Company tests goodwill for impairment annually, as of December 31, or more frequently if circumstances indicate an impairment may have occurred. The goodwill impairment analysis is performed at the reporting unit level, which is the same as

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
the Company’s operating segment level excluding the effects of the subleases on AssuredIM’s prior office space. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will evaluate impairment quantitatively to determine the amount of goodwill impairment, which is the excess of the carrying amount of the reporting unit over its fair value.

Finite-lived intangible assets are recorded at fair value on the date of acquisition and are amortized over their estimated useful lives. The Company assesses finite-lived intangible assets for impairment if certain events occur or circumstances change indicating that the carrying amount of the intangible asset may not be recoverable. The carrying amount is deemed unrecoverable if it is greater than the sum of undiscounted cash flows expected to result from use and eventual disposition of the finite-lived intangible asset. If deemed unrecoverable, the Company records an impairment loss for the excess of the carrying amount over fair value.

The Company assesses indefinite-lived intangible assets for impairment annually as of December 31, or more frequently if circumstances indicate an impairment may have occurred. If a qualitative assessment reveals that it is more-likely-than-not that the asset is impaired, the Company calculates an updated fair value.

Goodwill and Intangible Assets

Inherent in the fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. The Company’s ability to raise third-party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors. If the Company performs worse than its competitors, it could impede its ability to raise funds, seek investors and hire and retain professionals, and may lead to an impairment of goodwill. The Company’s goodwill impairment assessment is sensitive to the Company’s assumptions of discount rates, market multiples, projections of AUM growth, and other factors, which may vary. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

    The Company’s finite-lived intangible assets consist primarily of contractual rights to earn future asset management fees from the acquired management and CLO contracts as well as a CLO distribution network. The Company’s indefinite-lived intangible assets consist of the value of insurance licenses acquired in prior business combinations.

    The following table summarizes the carrying value for the Company’s goodwill and other intangible assets:

Goodwill and Other Intangible Assets

	Weighted Average Amortization Period as of December 31, 2021	As of December 31,
		2021	2020
		(in millions)
Goodwill (1)		$117	$117
Finite-lived intangible assets:
CLO contracts	6.8 years	42	42
Investment management contracts	2.5 years	24	24
CLO distribution network	2.8 years	9	9
Trade name	7.8 years	3	3
Favorable sublease	2.2 years	1	1
Lease-related intangibles	5.2 years	3	3
Finite-lived intangible assets, gross	5.4 years	82	82
Accumulated amortization		(30)	(18)
Finite-lived intangible assets, net		52	64
Indefinite-lived intangible assets (insurance licenses)		6	22
Total goodwill and other intangible assets		$175	$203
_____________________
(1)    Includes goodwill allocated to the European subsidiaries of BlueMountain. The balance changes due to foreign currency translation. The amount of goodwill deductible for tax purposes was approximately $99 million as of December 31, 2021 and $107 million as of December 31, 2020.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Goodwill and substantially all finite-lived intangible assets relate to AssuredIM.  In 2021, the results of a qualitative assessment indicated that it was more likely-than-not that the fair value of the reporting unit was greater than its carrying value and therefore no goodwill impairment was recorded. To date, there have been no impairments of goodwill or finite-lived intangible assets. Amortization expense associated with the finite-lived intangible assets was $12 million, $13 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is reported in “other operating expenses” in the consolidated statements of operations.

As of December 31, 2021, future annual amortization of finite-lived intangible assets for the years 2022 through 2026 and thereafter is estimated to be:

Estimated Future Amortization Expense for Finite-Lived Intangible Assets

As of December 31, 2021
Year	(in millions)
2022	$11
2023	11
2024	10
2025	6
2026	5
Thereafter	9
Total	$52

On February 24, 2021, the Company received the last regulatory approval required to merge MAC with and into AGM, with AGM as the surviving company. The merger was effective on April 1, 2021. Upon the merger all direct insurance policies issued by MAC became direct insurance obligations of AGM. As a result, the Company wrote off the $16 million carrying value of the indefinite-lived intangible asset related to the MAC insurance licenses in the first quarter of 2021. This was reported in “other operating expenses” in the Insurance segment.

13.    Long-Term Debt and Credit Facilities

Accounting Policy

Long-term debt is recorded at principal amounts net of any: (1) unamortized original issue discount or premium; (2) unamortized acquisition date fair value adjustments for AGM and AGMH debt; and (3) debt issuance costs. Original issue discount and premium, acquisition date fair value adjustments for AGM and AGMH debt, and debt issuance costs are accreted into interest expense over the contractual term of the applicable debt. When long-term debt is redeemed, the difference between the cash paid to redeem the debt and the carrying value of the debt is reported as a “loss on extinguishment of debt” in the consolidated statements of operations. When one consolidated subsidiary (AGUS) purchases outstanding debt of another consolidated subsidiary (AGMH’s), the difference between the cash paid to redeem the debt and the carrying value of the debt is reported as “other income” in the consolidated statements of operations.

CCS are carried at fair value with changes in fair value reported in the consolidated statement of operations. See Note 10, Fair Value Measurement, – Other Assets – Committed Capital Securities, for a discussion of the fair value measurement of the CCS.

Long-Term Debt

    The Company’s long-term debt outstanding primarily consists of debt issued by the U.S. Holding Companies. All of the U.S. Holding Companies’ long-term debt is fully and unconditionally guaranteed by AGL; AGL’s guarantee of the junior subordinated debentures is on a junior subordinated basis.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Principal and Carrying Amounts of Debt

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Long-Term Debt

	As of December 31, 2021		As of December 31, 2020
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS 7% Senior Notes	$200	$197	$200	$197
AGUS 5% Senior Notes (2)	330	329	500	498
AGUS 3.15% Senior Notes	500	495	—	—
AGUS 3.6% Senior Notes	400	395	—	—
AGUS Series A Enhanced Junior Subordinated Debentures	150	150	150	150
AGMH 67/8% Quarterly Interest Bonds (1) (2)	—	—	100	71
AGMH 6.25% Notes (1) (2)	—	—	230	145
AGMH 5.6% Notes (1) (2)	—	—	100	58
AGMH Junior Subordinated Debentures (1) (3)	146	105	146	102
AGM Notes Payable	2	2	3	3
Total	$1,728	$1,673	$1,429	$1,224
 ____________________
(1)    Carrying amounts are different than principal amounts primarily due to fair value adjustments at the date of the AGMH acquisition, which are accreted into interest expense over the remaining terms of these obligations.
(2)    Redeemed or partially redeemed in 2021.
(3)    Net of AGMH’s long-term debt purchased by AGUS.

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

5% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 (5% Senior Notes) for net proceeds of $495 million. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of AGL common shares. The notes are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. On September 27, 2021, the Company used a portion of the proceeds from the issuance of AGUS’s 3.6% Senior Notes to redeem $170 million of the outstanding principal of these 5% Senior Notes.

3.15% Senior Notes. On May 26, 2021, AGUS issued $500 million of 3.150% Senior Notes due 2031 (3.15% Senior Notes) for net proceeds of $494 million The net proceeds from the issuance were used for the redemption on July 9, 2021, of all of AGMH’s debt maturing in 2101 and a portion of AGMH debt maturing in 2102, as described below, with the balance being used for general corporate purposes, including share repurchases. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time prior to March 15, 2031 (the date that is three months prior to the maturity of the 3.15% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 3.15% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2031 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30- day months) at a discount rate equal to the Treasury Rate plus 25 bps; plus, in each case, accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time on and after March 15, 2031, at its option, at a redemption price equal to 100% of the principal amount of the 3.15% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.15% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
by AGL. The 3.15% Senior Notes are senior unsecured obligations of AGUS and rank equally in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equally in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

3.6% Senior Notes. On August 20, 2021, AGUS issued $400 million of 3.600% Senior Notes due 2051 (3.6% Senior Notes) for net proceeds of $395 million. The net proceeds from the issuance were used for the redemption on September 27, 2021, of all of AGMH’s debt maturing in 2103, the remaining AGMH debt maturing in 2102, and a portion of AGUS’s debt maturing in 2024, as described below. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time prior to March 15, 2051 (the date that is six months prior to the maturity of the 3.6% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 3.6% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2051 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 30 bps; plus, in each case, accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time on and after March 15, 2051, at its option, at a redemption price equal to 100% of the principal amount of the 3.6% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.6% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.6% Senior Notes are senior unsecured obligations of AGUS and rank equally in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equally in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.
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

Debt Issued by AGMH

6 7/8% Notes.  On December 19, 2001, AGMH issued $100 million face amount of 6 7/8% Notes (6 7/8% Quarterly Interest Bonds) due December 15, 2101, which were redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption. On July 9, 2021, the Company used a portion of the proceeds from the issuance of AGUS’ 3.15% Senior Notes to redeem the $100 million outstanding principal of AGMH’s 6 7/8% Notes.

 6.25% Notes.  On November 26, 2002, AGMH issued $230 million face amount of 6.25% Notes due November 1, 2102, which were redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption. On July 9, 2021 the Company used a portion of the proceeds from the issuance of AGUS’s 3.15% Senior Notes to redeem $100 million of AGMH’s 6.25% Notes, and on September 27, 2021, the Company used a portion of the proceeds from the issuance of AGUS’s 3.6% Senior Notes to redeem the remaining $130 million outstanding principal of AGMH’s 6.25% Notes.

5.6% Notes.  On July 31, 2003, AGMH issued $100 million face amount of 5.6% Notes due July 15, 2103, which were redeemable without premium or penalty in whole or in part at their principal amount plus accrued and unpaid interest to the date of redemption. On September 27, 2021, the Company used a portion of the proceeds from the issuance of AGUS’s 3.6% Senior Notes to redeem the $100 million outstanding principal of AGMH’s 5.6% Notes.

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. Over the past several years AGUS purchased, and as of December 31, 2021 and 2020, AGUS holds approximately $154 million in principal of the AGMH Subordinated Debentures.

Loss on Extinguishment of Debt

On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes was used to redeem $200 million of AGMH debt as follows:

•all $100 million of AGMH’s 6 7/8% Quarterly Interest Bonds due in 2101, and
•$100 million of the $230 million of AGMH’s 6.25% Notes due in 2102.

On September 27, 2021, all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $400 million of AGMH and AGUS debt as follows:

•all $100 million of AGMH’s 5.60% Notes due in 2103,
•the remaining $130 million of AGMH 6.25% Notes due in 2102, and
•$170 million of the $500 million of AGUS’s 5% Senior Notes due in 2024.

As a result of these redemptions, the Company recognized a loss on extinguishment of debt of approximately $175 million on a pre-tax basis ($138 million after-tax) in the year ended December 31, 2021, which represents the difference between the amount paid to redeem the debt and the carrying value of the debt. The loss on extinguishment of debt primarily consists of a $156 million acceleration of unamortized fair value adjustments that were originally recorded upon the acquisition of AGMH in 2009, and a $19 million make-whole payment associated with the redemption of $170 million of AGUS’s 5% Senior Notes.

Debt Service

Scheduled principal payments of the Company’s debt are as follows:

Debt Maturity Schedule (1)
As of December 31, 2021

Year	Principal
(in millions)
2022	$1
2023	—
2024	330
2025	1
2026	—
2027-2046	700
2047-2066	696
Total	$1,728
 ____________________
(1)    Includes eliminations of AGMH’s debt purchased by AGUS.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Table below summarizes the components of interest expense.

Interest Expense

	Year Ended December 31,
	2021	2020	2019
	(in millions)
AGUS 7% Senior Notes	$13	$13	$13
AGUS 5% Senior Notes	23	26	26
AGUS 3.15% Senior Notes	10	—	—
AGUS 3.6% Senior Notes	5	—	—
AGUS Series A Enhanced Junior Subordinated Debentures	4	5	7
AGMH 67/8% Quarterly Interest Bonds	4	7	7
AGMH 6.25% Notes	10	15	16
AGMH 5.6% Notes	5	6	6
AGMH Junior Subordinated Debentures (1)	12	13	14
Other	1	—	—
Total	$87	$85	$89
 ____________________
(1)    Net of interest expense on AGMH’s long-term debt purchased by AGUS.

Committed Capital Securities

Each of AGC and AGM have entered into put agreements with four separate custodial trusts allowing AGC and AGM, respectively, to issue an aggregate of $200 million of non-cumulative redeemable perpetual preferred securities to the trusts in exchange for cash. Each custodial trust was created for the primary purpose of issuing $50 million face amount of CCS, investing the proceeds in high-quality assets and entering into put options with AGC or AGM, as applicable. The Company is not the primary beneficiary of the trusts and therefore the trusts are not consolidated in Assured Guaranty’s financial statements.

The trusts provide AGC and AGM access to new equity capital at their respective sole discretion through the exercise of the put options. Upon AGC’s or AGM’s exercise of its put option, the relevant trust will liquidate its portfolio of eligible assets and use the proceeds to purchase the AGC or AGM preferred stock, as applicable. AGC or AGM may use the proceeds from its sale of preferred stock to the trusts for any purpose, including the payment of claims. The put agreements have no scheduled termination date or maturity. However, each put agreement will terminate if (subject to certain grace periods) specified events occur. Both AGC and AGM continue to have the ability to exercise their respective put options and cause the related trusts to purchase their preferred stock.

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM CPS is one-month LIBOR plus 200 bps.

Short-Term Loan Facility

On February 3, 2022, the Company entered into a secured short-term loan facility with a major financial institution to partially fund gross payments in connection with the possible resolution of a portion of its Puerto Rico exposures. See Note 4, Outstanding Exposure. The short-term loan facility permits the Company to borrow up to $550 million for up to thirty days and up to $150 million for up to six months. The one month component will bear interest at 1.10% per annum and the six months component will bear a floating interest rate equal to the forward-looking term Secured Overnight Financing Rate (SOFR) for a tenor of one month provided by CME Group Benchmark Administration Limited, plus 1.10% per annum. The Company also will pay a structuring fee on the amounts borrowed under the facility. There have not been any drawings under this facility.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
14.    Employee Benefit Plans

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

Under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended (the Incentive Plan), the number of AGL common shares that may be delivered under the Incentive Plan may not exceed 18,670,000. In the event of certain transactions affecting AGL’s common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on AGL’s common shares. The grant of full value awards may be in return for a participant's previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period, or may be subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant, or achievement of performance or other objectives. Awards under the Incentive Plan may accelerate and become vested upon a change in control of AGL.

The Incentive Plan is administered by the Compensation Committee of AGL's Board of Directors (the Board), except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan. As of December 31, 2021, 8,449,295 common shares were available for grant under the Incentive Plan.

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

Long-Term Incentive Plan

Restricted Stock Units

Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. Restricted stock units awarded to employees have vesting terms similar to those of the restricted stock awards, as described below, and are delivered on the vesting date. The Company has granted restricted stock units to directors of the Company.

Restricted Stock Unit Activity

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	936,449	$41.68
Granted	340,787	44.08
Vested	(311,683)	38.77
Forfeited	(59,251)	46.89
Nonvested at December 31, 2021	906,302	$43.25

    As of December 31, 2021, the total unrecognized compensation cost related to outstanding nonvested restricted stock units was $21 million, which the Company expects to recognize over the weighted-average remaining service period of 1.8 years. The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $12

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
million, $11 million and $11 million, respectively. The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2021, 2020 and 2019 was $44.08, $41.31, and $44.40, respectively.

Performance Restricted Stock Units

    The Company has granted performance restricted stock units under the Incentive Plan. These awards vest if AGL’s total shareholder return (TSR) relative to the performance of a peer group and growth in core adjusted book value during the relevant three-year performance period reaches certain hurdles. The minimum vesting percentage for these awards is zero, the target vesting percentage is 100% and the maximum vesting percentage is 250% for the awards tied to TSR and 200% for those tied to growth in core adjusted book value. If the performance is between the specified levels, the vesting level is interpolated. At the end of the performance cycle, participants are entitled to an amount equivalent to the accumulated dividends paid on common stock during the performance cycle for the number of shares earned.

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	568,957	$43.64
Granted (1)	378,394	52.04
Vested (1)	(332,439)	26.11
Forfeited	—	—
Nonvested at December 31, 2021 (2)	614,912	$46.25
____________________
(1)    Includes 142,222 performance restricted stock units that were granted prior to 2021 at a weighted average grant date fair value of $25.70, but met performance hurdles and vested during 2021. The weighted average grant date fair value per share excludes these shares.
(2)    Excludes 69,817 performance restricted stock units that have met performance hurdles and will be eligible for vesting after December 31, 2021.

As of December 31, 2021, the total unrecognized compensation cost related to outstanding nonvested performance share units was $21 million, which the Company expects to recognize over the weighted-average remaining service period of 1.8 years. The total value of performance restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was based on grant date fair value and was $9 million, $8 million and $6 million, respectively.

For the 2021, 2020 and 2019 awards, the grant-date fair value of the performance restricted stock units tied to relative TSR was calculated using a Monte Carlo simulation in order to determine the total return of the Company’s shares relative to the total return of financial companies in the Russell Midcap Financial Services Index. The inputs to the simulation include the beginning prices of shares, historical volatilities, and dividend yields of all relevant companies as well as all possible pairwise correlation coefficients among the relevant companies. In addition, the risk-free return and discount for illiquidity are also included. For the 2021, 2020 and 2019 awards, the grant-date fair value of the performance restricted stock units tied to core adjusted book value was based on the grant date closing price. The weighted-average grant-date fair value of the 2021, 2020 and 2019 awards was $52.04, $41.03 and $44.00, respectively.

Restricted Stock Awards

    Restricted stock awards are valued based on the closing price of the underlying shares at the date of grant. Restricted stock awards to employees generally vest over a three- or four-year period and restricted stock awards to outside directors vest in full in one year.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2020	68,098	$28.12
Granted	44,797	51.34
Vested	(68,098)	28.12
Forfeited	—	—
Nonvested at December 31, 2021	44,797	$51.34

As of December 31, 2021, the total unrecognized compensation cost related to outstanding nonvested restricted stock awards was $0.8 million, which the Company expects to recognize over the weighted-average remaining service period of 0.3 years. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $1.9 million, $2.3 million and $1.8 million, respectively. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2021, 2020 and 2019 was $51.34, $28.12 and $45.98, respectively.

Time Vested Stock Options

Stock options may be granted once a year with exercise prices equal to the closing price on the date of grant. No time vested stock options have been granted since 2014. All of the 15,979 time vested options that were outstanding as of December 31, 2020 were exercised in 2021 at an average exercise price of $21.88.

The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $1.0 million and $8.2 million, respectively. During the years ended December 31, 2021, 2020 and 2019, $0.02 million, $0.9 million and $2.3 million, respectively, was received from the exercise of stock options. In order to satisfy stock option exercises, the Company issues new shares. The tax benefit from time vested stock options exercised during 2021 was de minimis.

Performance Stock Options

The Company may grant performance stock options under the Incentive Plan. These awards are non-qualified stock options with exercise prices equal to the closing price of an AGL common share on the applicable date of grant. No performance stock options have been granted since 2012. No performance options were outstanding and exercisable as of December 31, 2021 and 2020.

Employee Stock Purchase Plan

The Company established the AGL Employee Stock Purchase Plan (Stock Purchase Plan) in accordance with Internal Revenue Code Section 423, and participation is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10% of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85% of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company has reserved for issuance and purchases under the Stock Purchase Plan 850,000 AGL common shares. As of December 31, 2021, 118,495 common shares were available for grant under the Stock Purchase Plan.

    The fair value of each award under the Stock Purchase Plan is estimated using the following assumptions: a) the expected dividend yield is based on the current expected annual dividend and share price on the grant date; b) the expected volatility is estimated at the date of grant based on the historical share price volatility, calculated on a daily basis; c) the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; and d) the expected life is based on the term of the offering period.

Stock Purchase Plan

	Year Ended December 31,
	2021	2020	2019
	(dollars in millions)
Proceeds from purchase of shares by employees	$2.1	$1.5	$1.5
Number of shares issued by the Company	67,615	72,797	40,732

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Share-Based Compensation Expense

The following table presents share-based compensation costs and the amount of such costs that are deferred as policy acquisition costs, pre-tax. Amortization of previously deferred share compensation costs is not shown in the table below.

Share-Based Compensation Expense Summary

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Share‑based compensation expense	$27	$25	$21
Share‑based compensation capitalized as DAC	2	1	1
Income tax benefit	4	4	3

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Internal Revenue Code for U.S. employees. The savings incentive plan is available to eligible full-time employees upon hire. Eligible participants could contribute a percentage of their eligible compensation subject to U.S. Internal Revenue Service (IRS) limitations. Contributions were matched by the Company at a rate of 100% up to 7% for 2021 and 2020 and 6% for 2019 of participant’s eligible compensation, subject to IRS limitations. Any amounts over the IRS limits are contributed to and matched by the Company at a rate of 100% up to 6% of participant’s eligible compensation into a nonqualified supplemental executive retirement plan for employees eligible to participate in such nonqualified plan. The Company also made a core contribution of 7% for 2021 and 2020 and 6% for 2019 of the participant’s eligible compensation to the qualified plan, subject to IRS limitations, and a core contribution of 6% of the participant’s eligible compensation to the nonqualified supplemental executive retirement plan for eligible employees, regardless of whether the employee contributes to the plan(s). Employees become fully vested in Company contributions after one year of service, as defined in the plan. Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees.

The Company recognized defined contribution expenses of $20 million, $20 million and $12 million for the years ended December 31, 2021, 2020 and 2019, respectively.

15.    Income Taxes

AGL and its Bermuda subsidiaries, AG Re, AGRO, and Cedar Personnel Ltd. (collectively, the Bermuda Subsidiaries), are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL’s U.S., U.K. and French subsidiaries are subject to income taxes imposed by U.S., U.K. and French authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code (the Code) to be taxed as a U.S. domestic corporation..

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with Her Majesty’s Revenue & Customs. AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The corporation tax rate was 19%. The Company expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, the Company obtained a clearance from Her Majesty’s Revenue & Customs confirming any dividends paid by AGL to its shareholders should not be subject to any withholding tax in the U.K. The Company does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. “controlled foreign companies” regime.

    AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries.

Assured Guaranty Overseas US Holdings Inc. and its subsidiaries, AGRO and AG Intermediary Inc., file their own consolidated federal income tax return.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The CARES (Coronavirus Aid, Relief, and Economic Security) Act became law on March 27, 2020 and was updated on April 9, 2020. The CARES Act, among other tax changes, accelerates the ability of companies to receive refunds of alternative minimum tax (AMT) credits related to tax years beginning in 2018 and 2019. As a result, the Company received a refund for AMT credits in 2020.

As a result of the BlueMountain Acquisition referred to in Note 2, Business Combinations, the entities acquired will be included in the AGUS consolidated federal income tax return.

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

Deferred and current tax assets and liabilities are reported in other assets or liabilities on the consolidated balance sheets.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of December 31,
	2021	2020
	(in millions)
Net deferred tax assets (liabilities)	$(33)	$(100)
Net current tax assets (liabilities)	(43)	21

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Components of Net Deferred Tax Assets (Liabilities)

	As of December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Unearned premium reserves, net	$51	$56
Investment basis differences	—	47
Rent	17	24
Foreign tax credit	24	24
Net operating loss	28	33
Depreciation	27	—
Deferred compensation	29	29
Other	19	4
Total deferred tax assets	195	217

Deferred tax liabilities:
Unrealized appreciation on investments	74	102
Discount on long-term debt	7	41
Market discount on investments	25	42
DAC	20	22
Investment basis differences	5	—
Loss and LAE reserve	44	44
Lease	16	17
Unrealized gains on CCS	5	11
Other	8	14
Total deferred tax liabilities	204	293
Less: Valuation allowance	24	24
Net deferred tax assets (liabilities)	$(33)	$(100)

As part of the acquisition of CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG), the Company acquired $189 million of net operating losses (NOL) which will begin to expire in 2033. The NOL has been limited under Internal Revenue Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2021, the Company had $131 million of NOLs available to offset its future U.S. taxable income.

Valuation Allowance

    The Company has $24 million of foreign tax credit (FTC) due to the 2017 Tax Cuts and Jobs Act (TCJA) for use against regular tax in future years. FTCs will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $24 million will not be utilized, and therefore recorded a valuation allowance with respect to this tax attribute. During 2020, the Company reduced its valuation allowance from $36 million as of December 31, 2019 to $24 million as of December 31, 2020 due to the expiration of the FTC from previous acquisitions. There were no changes in the valuation allowance during 2021 and 2019.

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

Provision for Income Taxes

    The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2021, 2020 and 2019, U.K. subsidiaries

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 27.5% in 2021 and 28% in 2020, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. Controlled foreign corporations (CFCs) apply the local marginal corporate tax rate. In addition, the TCJA creates a new requirement that a portion of the GILTI earned by CFCs must be included currently in the gross income of the CFCs’ U.S. shareholder. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Expected tax provision (benefit)	$76	$83	$91
Tax-exempt interest	(19)	(20)	(19)
Change in liability for uncertain tax positions	—	(17)	1
Effect of provision to tax return filing adjustments	(4)	(7)	(6)
Non-controlling interest	(8)	(1)	—
State taxes	7	4	1
Taxes on reinsurance	(2)	9	(5)
Foreign taxes	8	(3)	6
Other	—	(3)	(6)
Total provision (benefit) for income taxes	$58	$45	$63

Effective tax rate	12.2%	10.9%	13.7%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2021	2020	2019
	(in millions)
U.S.	$378	$385	$440
Bermuda	115	16	33
U.K.	(8)	13	(8)
Other	(8)	(1)	(1)
Total	$477	$413	$464

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2021	2020	2019
	(in millions)
U.S.	$685	$894	$779
Bermuda	123	151	146
U.K.	41	60	36
Other	(1)	10	2
Total	$848	$1,115	$963

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Audits

    As of December 31, 2021, AGUS and Assured Guaranty Overseas US Holdings Inc. had open tax years with the U.S. IRS for 2018 forward. The companies are not currently under audit with the IRS. The Company’s U.K. subsidiaries are not currently under examination and have open tax years of 2020 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2019 forward.

Uncertain Tax Positions

The following table provides a reconciliation of the beginning and ending balances of the total liability for unrecognized tax positions, excluding accrued interest.

	2021	2020	2019
	(in millions)
Beginning of year	$—	$15	$14
Effect of provision to tax return filing adjustments	—	—	5
Decrease in unrecognized tax positions as a result of settlement of positions taken during the prior period	—	(15)	—
Reductions to unrecognized tax benefits as a result of the applicable statute of limitations	—	—	(4)
Balance as of December 31,	$—	$—	$15

The Company’s policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued zero, $0.3 million and $1 million for full years 2021, 2020 and 2019, respectively. As of both December 31, 2021 and 2020, the Company has accrued zero of interest.

The total amount of reserves for unrecognized tax positions, including accrued interest, that would affect the effective tax rate, if recognized, was zero as of both December 31, 2021 and 2020, and $17 million as of December 31, 2019.

16.    Insurance Company Regulatory Requirements

    The following table summarizes the policyholder’s surplus and net income amounts reported to local regulatory bodies in the U.S. and Bermuda for insurance subsidiaries within the group. The discussion that follows describes the basis of accounting and differences to GAAP.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Insurance Regulatory Amounts Reported
U.S. and Bermuda

	Policyholders’ Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2021	2020	2021	2020	2019
	(in millions)
U.S. statutory companies:
AGM (1) (2)	$3,053	$2,763	$352	$398	$312
AGC (3)	2,070	1,717	282	73	226
Bermuda statutory companies:
AG Re	944	1,026	121	24	45
AGRO	425	429	6	7	12
____________________
(1)    Until April 1, 2021, AGM owned 60.7% of Municipal Assurance Holdings, Inc. (MAC Holdings), the parent of financial guaranty insurer MAC. AGC owned the remaining 39.3% of MAC Holdings. On April 1, 2021, Assured Guaranty executed a multi-step transaction to merge MAC with and into AGM, with AGM as the surviving company. Furthermore, in accordance with the National Association of Insurance Commissioners (NAIC) Annual Statement instructions, the prior year numbers have been restated to reflect the merger of MAC with and into AGM as if the purchase of AGC’s interest in MAC Holdings and the MAC merger had occurred as of January 1, 2020. AGM amounts for 2019 were not required to be restated.
(2)     Policyholders’ surplus is net of contingency reserves of $877 million and $1,012 million as of December 31, 2021 and December 31, 2020, respectively.
(3)     Policyholders’ surplus is net of contingency reserves of $348 million and $545 million as of December 31, 2021 and December 31, 2020, respectively.

Basis of Regulatory Financial Reporting

United States

Each of the Company’s U.S. domiciled insurance companies’ ability to pay dividends depends, among other things, upon its financial condition, results of operations, cash requirements, compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of its state of domicile and other states. Financial statements prepared in accordance with accounting practices prescribed or permitted by local insurance regulatory authorities differ in certain respects from GAAP.

The Company’s U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the NAIC and their respective insurance departments. Prescribed statutory accounting practices are set forth in the NAIC Accounting Practices and Procedures Manual. The Company has no permitted accounting practices on a statutory basis.

GAAP differs in certain significant respects from the U.S. insurance companies’ statutory accounting practices prescribed or permitted by insurance regulatory authorities. The principal differences result from the statutory accounting practices listed below.

•Upfront premiums are earned upon expiration of risk and installment premiums are earned on a pro-rata basis over the installment period, rather than in proportion to the amount of insurance protection provided under GAAP. The timing of premium accelerations may also differ between statutory and GAAP. Under GAAP, premiums are accelerated only upon the legal defeasance of an insured obligation, whereas statutory premiums may be accelerated earlier if an insured obligation is economically defeased prior to legal defeasance.

•Acquisition costs are charged to expense as incurred rather than expensed over the period that the related premiums are earned under GAAP. Ceding commission income is earned immediately except for amounts in excess of acquisition costs, which are deferred, rather than fully deferred under GAAP.

•A contingency reserve is established according to applicable insurance laws, whereas no such reserve is required under GAAP.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•Certain assets designated as “non-admitted assets” are charged directly to statutory surplus, rather than reflected as assets under GAAP.

•Investments in subsidiaries are carried on the balance sheet on the equity basis, to the extent admissible, rather than consolidated with the parent under GAAP.

•The amount of admitted deferred tax assets are subject to an adjusted surplus threshold and subject to a limitation calculated in accordance with statutory accounting principles (SAP). Under GAAP there is no non-admitted asset determination, rather a valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized.

•Insured credit derivatives are accounted for as insurance contracts rather than accounted for as derivative contracts that are measured at fair value under GAAP.

•Bonds are reported at either amortized cost or the lower of amortized cost or fair value, rather than classified as available-for-sale securities and carried at fair value under GAAP.

•The impairment model for fixed-maturity debt securities classified as available-for-sale under GAAP differs from the statutory impairment model. Under SAP, for debt securities that have been determined to be other-than-temporarily impaired, they are written down to fair value with a realized loss recognized through income. Under GAAP, consideration of the length of time during which fair value has been less than its amortized cost basis when determining whether a credit loss exists is not allowed and only the portion of impairment related to credit losses is recorded in an allowance for credit losses account with an offsetting entry to realized loss and any portion not related to credit losses is recorded through AOCI. GAAP also differs from SAP as the GAAP allowance for credit losses can be reversed for subsequent increases in expected cash flows.

•Insured obligations of VIEs, where the Company is deemed the primary beneficiary, are accounted for as insurance contracts. Under GAAP, such VIEs are consolidated and any transactions with the Company are eliminated.

•Surplus notes are recognized as surplus and each payment of principal and interest is recorded only upon approval of the insurance regulator rather than as liabilities with periodic accrual of interest under GAAP.

•Acquisitions are accounted for as either statutory purchases or statutory mergers, rather than under the purchase method under GAAP.

•Losses are discounted at tax equivalent yields, and recorded when there is a significant credit deterioration on specific insured obligations and the obligations are in default or default is probable not necessarily upon non-payment of principal or interest by an insured. Under GAAP, expected losses are discounted at the risk free rate at the end of each reporting period and are recorded only to the extent they exceed deferred premium revenue.

•The present value of contractual or expected installment premiums and commissions are not recorded on the balance sheet as they are under GAAP.

•The put options in CCS are not accounted for as derivatives as they are under GAAP.

•Foreign denominated unearned premiums reserve is remeasured at current exchange rates. rather than carried at historical rates under GAAP.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
United Kingdom

AGUK prepares its Solvency and Financial Condition Report and other required regulatory financial reports based on Prudential Regulation Authority and Solvency II Regulations (Solvency II). As of December 31, 2021 and December 31, 2020, AGUK’s Own Funds were £591 million (or $800 million) and £573 million (or $783 million), respectively.

France

AGE prepares its Solvency and Financial Condition Report and other required regulatory financial reports based on Autorité de Contrôle Prudentiel et de Résolution (ACPR) regulations and Solvency II. As of December 31, 2021 and December 31, 2020, AGE’s Own Funds were €58 million (or $66 million) and €75 million (or $92 million), respectively.

Dividend Restrictions and Capital Requirements

United States

    Under the New York insurance law, AGM may only pay dividends out of “earned surplus,” which is the portion of an insurer’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to the insurer’s shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York Superintendent of Financial Services (New York Superintendent) in an amount that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period.

    The maximum amount available during 2022 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $305 million. Of such $305 million, $96 million is estimated to be available for distribution in the first quarter of 2022.

Under Maryland’s insurance law, AGC may, with prior notice to the Maryland Insurance Commissioner, pay an ordinary dividend in an amount that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2022 for AGC to distribute as ordinary dividends is approximately $207 million. Of such $207 million, approximately $126 million is available for distribution in the first quarter of 2022.

Bermuda

    For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer’s statutory surplus and cannot exceed that surplus. Furthermore, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year’s financial statements, which is $236 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2022 AG Re has the capacity to: (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $236 million as of December 31, 2021. Such dividend capacity is further limited by: (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $165 million as of December 31, 2021; and (ii) the amount of statutory surplus, which as of December 31, 2021 was $86 million.

    For AGRO, a subsidiary of AG Re, annual dividends cannot exceed $106 million, without AGRO certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2022 AGRO has the capacity to: (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $106 million as of December 31, 2021. Such dividend capacity is further limited by: (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $421 million as of December 31, 2021; and (ii) the amount of statutory surplus, which as of December 31, 2021 was $288 million.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
United Kingdom

U.K. company law prohibits AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the Prudential Regulation Authority’s capital requirements may in practice act as a restriction on dividends for AGUK.

France

French company law prohibits AGE from declaring a dividend to its shareholders unless it has “profits and /or reserves available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While French law imposes no statutory restrictions on an insurer’s ability to declare a dividend, the ACPR’s capital requirements may, in practice, act as a restriction on dividends for AGE.
Dividend Restrictions and Capital Requirements

Distributions from / Contributions to Insurance Company Subsidiaries

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Dividends paid by AGC to AGUS	$94	$166	$123
Dividends paid by AGM to AGMH	291	267	220
Dividends paid by AG Re to AGL (1)	150	150	275
Repurchase of common stock by AGC from AGUS	—	—	100
Dividends from AGUK to AGM (2)	—	124	—
Contributions from AGM to AGE (2)	—	(123)	—
____________________
(1)    The 2021 and 2020 amounts included fixed-maturity securities with a fair value of $46 million and $47 million, respectively.
(2)    In 2020, the dividend paid to AGM from AGUK was contributed to AGE.

17.    Related Party Transactions

    From time to time, certain officers, directors, employees, their family members and related charitable foundations may make investments in various private funds, vehicles or accounts managed by AssuredIM. These investments are available to those of the Company’s employees whom the Company has determined to have a status that reasonably permits the Company to offer them these types of investments in compliance with applicable laws. Generally, these investments are not subject to the management fees and performance allocations or incentive fees charged to other investors. See Note 11, Asset Management Fees, for information on management fees from AssuredIM Funds and CLOs.

As of December 31, 2021 and December 31, 2020, each of Wellington Management Company, LLP (together with its affiliates, Wellington) and BlackRock Financial Management Inc. (together with its affiliates, BlackRock) directly or indirectly owned more than 5% of the Company’s common shares. Wellington is one of the Company’s investment managers, and BlackRock was also one of the Company’s investment managers until September 2020. BlackRock also provided and continues to provide investment reporting software to the Company.

The Company owns a minority interest in Wasmer, Schroeder & Company LLC (Wasmer), which until July 1, 2020, was also one of the Company’s investment portfolio managers. The Company’s investment management agreement with Wasmer was transferred to the Charles Schwab Corporation (Schwab) on July 1, 2020, in connection with the closing on July 1, 2020 of the purchase by Schwab of the business of Wasmer.

The investment management and reporting software expense from transactions with Wellington, BlackRock and Wasmer were approximately $2.4 million in 2021, $3.4 million in 2020 and $3.8 million in 2019. In addition, the Company recognized $0.5 million and $1.0 million in 2020 and 2019, respectively, in income from its investment in Wasmer, which is

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
included in “equity in earnings of investees” in the consolidated statements of operations. Accrued expenses from transactions with these related parties were $1 million and $1 million as of December 31, 2021 and December 31, 2020, respectively.

    Other related party transactions include receivables from and payables to AssuredIM Funds and receivables due from employees. Total other assets and liabilities with related parties were $4 million and $2 million, respectively, as of December 31, 2021 and $9 million and $1 million, respectively, as of December 31, 2020. In addition, see Note 9, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for the investments in AssuredIM Funds and other affiliated entities that are held by CIVs.

In addition, the Company cancelled 385,777 common shares it received in December 2020 from the Company’s former Chief Investment Officer and Head of Asset Management pursuant to the terms of the separation agreement. The Company recognized $12 million benefit in “other income” in the consolidated statements of operations in connection with this, with an offset to “retained earnings”.

18.    Leases

The Company is party to various non-cancelable lease agreements, substantially all of which are operating leases. The majority of the Company's leases relate to office space dedicated to the Company's operations in various locations (primarily New York City, San Francisco, Bermuda, London and Paris,) consisting of a total of 271 thousand square feet with expiration dates ranging from 2022 to 2032. The Company subleases certain properties that are not used in its operations.

Accounting Policy

    The Company determines if an arrangement is a lease at inception. For leases with an original term of more than 12 months, where the Company is the lessee, it recognizes a right-of-use (ROU) asset in “other assets” and a lease liability in “other liabilities” on the consolidated balance sheets for its operating leases. An ROU asset represents the Company’s right to use an underlying asset for the lease term, and a lease liability represents the Company’s obligation to make lease payments arising from the lease. At the inception of a lease, the total fixed payments under a lease agreement are discounted utilizing an incremental borrowing rate that represents the Company’s collateralized borrowing rate. The rate is determined based on the lease term as of the lease commencement date. Some of the Company’s leases include renewal options, which are not included in the lease terms unless the Company is reasonably certain to exercise the option.
    The Company elected the practical expedient to account for all lease components and their associated non-lease components (i.e., common area maintenance, real estate taxes, building insurance, etc.) as a single lease component and include all fixed payments in the measurement of ROU assets and lease liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Costs related to variable lease and non-lease components for the Company’s leases are expensed in the period incurred. Sublease income is earned on a straight-line basis over the term of the lease.

The Company assesses ROU assets for impairment when certain events occur or when there are changes in circumstances including potential alternative uses. If circumstances require an ROU asset to be tested for possible impairment, and the carrying value of the ROU asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value and reported in “other operating expenses” in the consolidated statement of operations.

Lease Assets and Liabilities

As of December 31, 2021, the ROU asset and lease liability was $100 million and $136 million, respectively. As of December 31, 2020, the ROU asset and lease liability was $79 million and $119 million, respectively. The weighted average remaining lease term as of both December 31, 2021 and December 31, 2020 was 8.6 years. The Company used a weighted average rate of 2.40% and 2.58% as of December 31, 2021 and December 31, 2020, respectively.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Lease Expense and Other Information

	Year Ended December 31,
	2021	2020	2019
	(in millions)
Operating lease cost (1)	$16	$30	$10
Other lease costs (2)	3	4	2
Sublease income	(5)	(3)	—
Total lease cost (3)	$14	$31	$12
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$20	$19	$11
ROU assets obtained in exchange for new operating lease liabilities (4)	35	4	37
 ____________________
(1)    The 2020 amount includes $13 million ROU asset impairment on an ROU asset.
(2)    Includes variable, short-term and finance lease costs.
(3)    Includes amortization on finance lease ROU assets and interest on finance lease liabilities reported in “other operating expenses” in the consolidated statements of operations.
(4)    The amounts in 2021 relate primarily to additional office space leased in New York City. The amounts for 2019 relate primarily to the BlueMountain Acquisition. See Note 2, Business Combinations, for additional information.

    During the fourth quarter of 2020, the Company made the decision to actively market for sublease office space acquired in the BlueMountain Acquisition. Accordingly, the Company recognized an ROU asset impairment of $13 million as of December 31, 2020 within the Asset Management segment, reducing the carrying value of the associated ROU asset to its estimated fair value. This ROU asset fair value was estimated using an income-approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent.

Future Minimum Rental Payments
Operating Leases

As of December 31, 2021
Year	(in millions)
2022	$23
2023	23
2024	16
2025	13
2026	12
Thereafter	65
Total lease payments	152
Less: Imputed interest	16
Total lease liabilities	$136

19.    Commitments and Contingencies

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

    In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See “Exposure to Puerto Rico” section of Note 4, Outstanding Exposure, for a description of such actions. See also “Recovery Litigation” section of Note 5, Expected Loss to be Paid (Recovered), for a description of recovery litigation

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
unrelated to Puerto Rico. Also, in the ordinary course of their respective business, certain of AGL’s investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

    The Company also receives subpoenas and interrogatories from regulators from time to time.

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

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Supreme Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2008 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP has calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE’s complaint, and on March 15, 2013, the court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE’s valuation expert has calculated LBIE’s claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk. In addition, LBIE seeks prejudgment interest from the time of termination onwards. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP’s counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court’s ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court’s decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. The trial was originally scheduled for March 9, 2020, but was postponed due to COVID-19. On November 3, 2020, LBIE moved to reopen its Chapter 15 case in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) and remove this action to the United States District Court for the Southern District of New York for assignment to the Bankruptcy Court. On March 22, 2021, the Bankruptcy Court denied the motion and remanded the action to the Supreme Court. On March 29, 2021, the action was reassigned to Justice Melissa A. Crane. A bench trial was held from October 18, 2021 through November 19, 2021; a decision is pending subject to post-trial briefing and argument.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
20.    Shareholders’ Equity

Accounting Policy

The Company records share repurchases as a reduction to “common shares” and “additional paid-in capital”. Once additional paid-in capital has been exhausted, share repurchases are recorded as a reduction to common shares and retained earnings.

Share Issuances

AGL has authorized share capital of $5 million divided into 500,000,000 shares with a par value $0.01 per share. Except as described below, AGL’s common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL’s common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL’s assets, if any remain after the payment of all AGL’s debt and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non-assessable. Holders of AGL’s common shares are entitled to receive dividends as lawfully may be declared from time to time by the Board.

In general, and except as provided below, shareholders have one vote for each common share held by them and are entitled to vote with respect to their fully paid shares at all meetings of shareholders. However, if, and so long as, the common shares (and other of AGL’s shares) of a shareholder are treated as “controlled shares” (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by AGL’s issued and outstanding shares, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5% of the voting power of all issued and outstanding shares, under a formula specified in AGL’s Bye-Laws. The formula is applied repeatedly until there is no U.S. Person whose controlled shares constitute 9.5% or more of the voting power of all issued and outstanding shares and who generally would be required to recognize income with respect to AGL under the Code if AGL were a CFC as defined in the Code and if the ownership threshold under the Code were 9.5% (as defined in AGL’s Bye-Laws as a 9.5% U.S. Shareholder).

Subject to AGL’s Bye-Laws and Bermuda law, AGL’s Board has the power to issue any of AGL’s unissued shares as it determines, including the issuance of any shares or class of shares with preferred, deferred or other special rights.

Under AGL’s Bye-Laws and subject to Bermuda law, if AGL’s Board determines that any ownership of AGL's shares may result in adverse tax, legal or regulatory consequences to the Company, any of the Company’s subsidiaries or any of AGL’s shareholders or indirect holders of shares or its affiliates (other than such as AGL’s Board considers de minimis), the Company has the option, but not the obligation, to require such shareholder to sell to AGL, or to a third party to whom AGL assigns the repurchase right, the minimum number of common shares necessary to avoid or cure any such adverse consequences at a price determined in the discretion of the Board to represent the shares’ fair market value (as defined in AGL’s Bye-Laws). In addition, AGL’s Board may determine that shares held carry different voting rights when it deems it appropriate to do so to: (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid adverse tax, legal or regulatory consequences to AGL or any of its subsidiaries or any direct or indirect holder of shares or its affiliates. “Controlled shares” includes, among other things, all shares of AGL that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). Further, these provisions do not apply in the event one shareholder owns greater than 75% of the voting power of all issued and outstanding shares.

Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. AGL’s Bye-Laws provide that it will use its best efforts to notify shareholders of their voting interests prior to any vote to be taken by them.

Share Repurchases

    On February 23, 2022, the Board authorized the repurchase of an additional $350 million of its common shares. Under this and previous authorizations, as of February 24, 2022, the Company was authorized to purchase $364 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors, some of which factors may be impacted by the direct and indirect consequences of the course and duration of the COVID-19 pandemic and evolving governmental and private responses to the pandemic. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2019	11,163,929	$500	$44.79
2020	15,787,804	446	28.23
2021	10,519,040	496	47.19
2022 (through February 24, 2022 on a settlement date basis)	1,682,800	92	54.32

Deferred Compensation

Certain executives of the Company elected to invest a portion of their AG US Group Services Inc. supplemental executive retirement plan (AGS SERP) accounts in the employer stock fund in the AGS SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGS SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2021 and 2020, there were 74,309 and 74,309 units, respectively, in the AGS SERP. See Note 14, Employee Benefit Plans.

Dividends

Any determination to pay cash dividends is at the discretion of the Company’s Board, and depends upon the Company’s results of operations, cash flows from operating activities, its financial position, capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, other potential uses for such funds, and any other factors the Company’s Board deems relevant. For more information concerning regulatory constraints that affect the Company’s ability to pay dividends, see Note 16, Insurance Company Regulatory Requirements.

On February 23, 2022, the Company declared a quarterly dividend of $0.25 per common share compared with $0.22 per common share paid in 2021, an increase of 13.6%.
21.    Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI into the respective lines in the consolidated statements of operations.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2021

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2020	$577	$(30)	$(20)	$(36)	$7	$498
Other comprehensive income (loss) before reclassifications	(184)	—	(3)	—	—	(187)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	21	(7)	—	—	—	14
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Interest expense	—	—	—	—	1	1
Total before tax	21	(7)	(3)	—	1	12
Tax (provision) benefit	(3)	1	1	—	—	(1)
Total amount reclassified from AOCI, net of tax	18	(6)	(2)	—	1	11
Other comprehensive income (loss)	(202)	6	(1)	—	(1)	(198)
Balance, December 31, 2021	$375	$(24)	$(21)	$(36)	$6	$300

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2020

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342
Effect of adoption of accounting guidance on credit losses	62	(62)	—	—	—	—
Other comprehensive income (loss) before reclassifications	189	(29)	7	2	—	169
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	30	(16)	—	—	—	14
Total before tax	30	(16)	—	—	—	14
Tax (provision) benefit	(4)	3	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	26	(13)	—	—	—	13
Other comprehensive income (loss)	163	(16)	7	2	—	156
Balance, December 31, 2020	$577	$(30)	$(20)	$(36)	$7	$498

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2019

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2018	$59	$94	$(31)	$(37)	$8	$93
Other comprehensive income (loss) before reclassifications	339	(62)	(8)	(1)	—	268
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	55	(32)	—	—	—	23
Net investment income	1	15	—	—	—	16
Fair value gains (losses) on FG VIEs	—	—	(15)	—	—	(15)
Interest expense	—	—	—	—	1	1
Total before tax	56	(17)	(15)	—	1	25
Tax (provision) benefit	(10)	1	3	—	—	(6)
Total amount reclassified from AOCI, net of tax	46	(16)	(12)	—	1	19
Other comprehensive income (loss)	293	(46)	4	(1)	(1)	249
Balance, December 31, 2019	$352	$48	$(27)	$(38)	$7	$342

22.    Earnings Per Share

Accounting Policy

    The Company computes EPS using the two-class method, which is an earnings allocation formula that determines EPS for: (i) each class of common shares (the Company has a single class of common shares); and (ii) participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Restricted stock awards and share units under the AGS SERP are considered participating securities as they received non-forfeitable rights to dividends (or dividend equivalents) similar to common shares.

Basic EPS is computed by dividing net income (loss) available to common shareholders of Assured Guaranty by the weighted-average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock, restricted stock units, stock options and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of: (1) the treasury stock method; or (2) the two-class method assuming nonvested shares are not converted into common shares.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Computation of Earnings Per Share

	Year Ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$389	$362	402
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	1	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$389	$361	401
Basic shares	73.5	85.5	99.3

Basic EPS	$5.29	$4.22	$4.04

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$389	$361	$401
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$389	$361	$401

Basic shares	73.5	85.5	99.3
Dilutive securities:
Options and restricted stock awards	0.8	0.7	0.9
Diluted shares	74.3	86.2	100.2

Diluted EPS	$5.23	$4.19	$4.00

Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	0.8	—

23.    Parent Company

The following tables present the condensed financial statements of Assured Guaranty Ltd., the Company’s parent company, for the periods as indicated.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets
(in millions)

	As of December 31,
	2021	2020
Assets
Investments	$188	$190
Investments in subsidiaries	5,994	6,432
Dividends receivable from subsidiaries	81	—
Other assets (1)	46	38
Total assets	$6,309	$6,660

Liabilities
Other liabilities (1)	$17	$17
Total liabilities	$17	$17

Total shareholders’ equity attributable to AGL	$6,292	$6,643
Total liabilities and shareholders’ equity	$6,309	$6,660
 ____________________
(1)    Mainly consists of due from and due to affiliates.

Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations and Comprehensive Income
(in millions)

	Year Ended December 31,
	2021	2020	2019
Revenues
Net investment income	$1	$—	$—
Total revenues	1	—	—
Expenses
Other expenses (1)	35	34	31
Total expenses	35	34	31
Income (loss) before equity in earnings of subsidiaries	(34)	(34)	(31)
Equity in earnings of subsidiaries	423	396	433
Net income attributable to AGL	389	362	402
Other comprehensive income (loss) attributable to AGL	(198)	156	249
Comprehensive income (loss) attributable to AGL	$191	$518	$651
 ____________________
(1)    Includes expense allocations from subsidiaries.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income attributable to AGL	$389	$362	$402
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in earnings of subsidiaries	(423)	(396)	(433)
Cash dividends from subsidiaries	539	547	689
Other	22	19	21
Net cash flows provided by (used in) operating activities	527	532	679

Cash flows from investing activities:
Short-term investments with maturities of over three months:
Purchases	—	(4)	—
Maturities and paydowns	4	—	—
Net sales (purchases) of short-term investments with original maturities of less than three months	41	(3)	(90)
Net cash flows provided by (used in) investing activities	45	(7)	(90)

Cash flows from financing activities:
Dividends paid	(66)	(69)	(74)
Repurchases of common shares	(496)	(446)	(500)
Other	(10)	(10)	(15)
Net cash flows provided by (used in) financing activities	(572)	(525)	(589)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Dividend from a subsidiary in the form of fixed-maturity securities	$46	$47	$—

Basis of Presentation

These condensed financial statements of Assured Guaranty Ltd. (AGL) should be read in conjunction with the Company’s consolidated financial statements and notes thereto. Assured Guaranty Ltd. is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the U.S. and international public finance (including infrastructure) and structured finance markets, as well as asset management services. See Note 1, Business and Basis of Presentation for further information regarding the basis of presentation.

Guarantees of Obligations of Affiliates

AGL fully and unconditionally guarantees all of the U.S. Holding Companies’ debt. See Note 13, Long-Term Debt and Credit Facilities, for additional information.

Credit Facility with Affiliate

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Income Taxes

AGL is not subject to any income, withholding or capital gains taxes under current Bermuda law. In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. See Note 15, Income Taxes for further information regarding AGL’s income taxes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Assured Guaranty’s management, with the participation of AGL’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of AGL’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of December 31, 2021. The controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including AGL’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, AGL’s CEO and CFO have concluded that, as of December 31, 2021, AGL’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

    There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

    The management of AGL is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP.

    Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on criteria in the 2013 Internal Control-Integrated Framework issued by the COSO.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their “Report of Independent Registered Public Accounting Firm” included in Item 8, Financial Statements and Supplementary Data.

ITEM 9B.    OTHER INFORMATION

    None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Code of Ethics

The Company has adopted a Global Code of Ethics, which sets forth standards by which all employees, officers and directors of the Company must abide as they work for the Company. The Global Code of Ethics is available at www.assuredguaranty.com/governance. The Company intends to disclose on its internet site any amendments to, or waivers from, its Global Code of Ethics that are required to be publicly disclosed pursuant to the rules of the SEC or the NYSE.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This item is incorporated by reference to the sections entitled “Information About Our Common Share Ownership” and “Equity Compensation Plans Information” of the definitive proxy statement for the Annual General Meeting of Shareholders, which will be filed with the SEC not later than 120 days after the close of the fiscal year pursuant to regulation 14A.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
4.4
Indenture, dated as of May 1, 2004, among the Company, Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004)

4.5
Indenture, dated as of December 1, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2006)

4.6
First Supplemental Subordinated Indenture, dated as of December 20, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 20, 2006)

4.7
Replacement Capital Covenant, dated as of December 20, 2006, between Assured Guaranty U.S. Holdings Inc. and Assured Guaranty Ltd., in favor of and for the benefit of each Covered Debtholder (as defined therein) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2006)

4.8
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.9
Amended and Restated Trust Indenture dated as of February 24, 1999 between Financial Security Assurance Holdings Ltd. and the Senior Debt Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Registration Statement to Form S-3 (#333-74165))

Description of Document
4.10
Supplemental Indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 1, 2009)

4.11
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.12
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.13
Supplemental Indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 1, 2009)

4.14
Officers’ Certificate, dated June 20, 2014, related to 5.000% Senior Notes due 2024, containing form of 5.000% Senior Notes due 2024 as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 20, 2014)

4.15
Form of Officer’s Certificate related to 3.150% Senior Notes due 2031, containing Form of 3.150% Senior Notes due 2031 as Exhibit A (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 26, 2021)

4.16
Form of Officer’s Certificate related to 3.600% Senior Notes due 2051, containing Form of 3.600% Senior Notes due 2051 as Exhibit A (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 17, 2021)

4.17	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
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

Description of Document
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
10.31
Pledge and Intercreditor Agreement, among Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc. and FSA Asset Management LLC, dated November 13, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 10-Q for the quarter ended September 30, 2008)

10.32
Amended and Restated Pledge and Intercreditor Agreement, dated as of February 20, 2009, between Dexia Crédit Local, Dexia Bank Belgium S.A., Financial Security Assurance Inc., FSA Asset Management LLC, FSA Capital Markets Services LLC and FSA Capital Management Services LLC (Incorporated by reference to Exhibit 10.19 to Financial Security Assurance Holdings Ltd.'s Form 10-K for the year ended December 31, 2008)

10.33
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust I (Incorporated by reference to Exhibit 99.5 to Financial Security Assurance Holdings Ltd.’s Form 10-Q for the quarter ended June 30, 2003)

Description of Document
10.34
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust II (Incorporated by reference to Exhibit 99.6 to Financial Security Assurance Holdings Ltd.’s Form 10-Q for the quarter ended June 30, 2003)

10.35
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust III (Incorporated by reference to Exhibit 99.7 to Financial Security Assurance Holdings Ltd.’s Form 10-Q for the quarter ended June 30, 2003)

10.36
Put Option Agreement, dated as of June 23, 2003 by and between FSA and Sutton Capital Trust IV (Incorporated by reference to Exhibit 99.8 to Financial Security Assurance Holdings Ltd.’s Form 10-Q for the quarter ended June 30, 2003)

10.37
Contribution Agreement, dated as of November 22, 2006, between Dexia S.A. and Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.’s Form 8-K filed on November 28, 2006)

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

10.44	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the third amendment (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2019)*
10.45	Assured Guaranty Ltd. Executive Severance Plan (amended and restated effective February 21, 2022)*
10.46	Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan and Executive Officer Recoupment Policy*
10.47
Assured Guaranty Ltd. Perquisite Policy, established February 9, 2012, and amended and restated on November 1, 2018 (Incorporated by reference to Exhibit 10.57 to Form 10-K for year ended December 31, 2018)*

10.48	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005)*
10.49	Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (amended and restated effective February 21, 2022)*
10.50
Form of Acknowledgement of Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2015)*

10.51
AG US Group Services Inc. Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2020 (Incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2019)*

10.52
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

10.53	Amendment to the Financial Security Assurance Holdings Ltd. 1989 Supplemental Employee Retirement Plan (Incorporated by reference to Exhibit 10.29 to Form 10-Q for the quarter ended June 30, 2009)*
10.54
Financial Security Assurance Holdings Ltd. 2004 Supplemental Executive Retirement Plan, as amended on February 14, 2008 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on February 15, 2008)*

10.55
Agreement and Plan of Merger, dated as of April 12, 2016, among Assured Guaranty Corp., Cultivate Merger Sub, Inc. and CIFG Holding Inc. (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2016)

10.56
Share Purchase Agreement relating to the sale and purchase of MBIA UK Insurance Limited, dated September 29, 2016, between MBIA UK (Holdings) Limited and Assured Guaranty Corp. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2016)

10.57
2019 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2019)*

Description of Document
10.58
2019 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2019)*

10.59
2020 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2020)*

10.60
2020 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2020)*

10.61
2020 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2020)*

10.62
2020 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2020)*

10.63
2020 Form of Non-Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2020)*

10.64
Purchase Agreement, dated as of August 7, 2019, among BlueMountain Capital Management, LLC, BlueMountain GP Holdings, LLC, BlueMountain CLO Management, LLC, Assured Guaranty US Holdings Inc., Assured Guaranty Ltd., Affiliated Managers Group, Inc. and the sellers named therein (Incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarter ended June 30, 2019)*

10.65	Separation Agreement, dated as of December 31,2019, between the Company and Bruce Stern (Incorporated by reference to Exhibit 10.75 to Form 10-K for the year ended December 31, 2019)*
10.66
Separation Agreement, dated as of August 6, 2020, between AG US Group Services, Inc., BlueMountain Capital Management, LLC, Assured Guaranty Ltd., Assured Guaranty US Holdings Inc., and Andrew Feldstein (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2020)*

10.67
2021 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2021)*

10.68
2021 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2021)*

10.69
2021 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2021)*

10.70
2021 Form of Non-Executive Performance Retention Award under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2021)*

10.71
2021 Form of Non-Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2021)*

10.72	Separation Agreement, dated as of December 21, 2021, between the Company and Russell B. Brewer II*
21.1	Subsidiaries of the Registrant
22.0	Subsidiary Guarantors and Issuers of Guaranteed Securities
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002

Description of Document
101.1	The following financial information from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in inline XBRL: (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges	Chairman of the Board; Director	February 25, 2022
Francisco L. Borges

/s/ Dominic J. Frederico	President and Chief Executive Officer; Director	February 25, 2022
Dominic J. Frederico

/s/ Robert A. Bailenson	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Robert A. Bailenson

/s/ Laura Bieling	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2022
Laura Bieling

/s/ G. Lawrence Buhl	Director	February 25, 2022
G. Lawrence Buhl

/s/ Bonnie L. Howard	Director	February 25, 2022
Bonnie L. Howard

/s/ Thomas W. Jones	Director	February 25, 2022
Thomas W. Jones

/s/ Patrick W. Kenny	Director	February 25, 2022
Patrick W. Kenny

/s/ Alan J. Kreczko	Director	February 25, 2022
Alan J. Kreczko

/s/ Simon W. Leathes	Director	February 25, 2022
Simon W. Leathes

/s/ Michelle McCloskey	Director	February 25, 2022
Michelle McCloskey

Name	Position	Date

/s/ Michael T. O’Kane	Director	February 25, 2022
Michael T. O'Kane

/s/ Yukiko Omura	Director	February 25, 2022
Yukiko Omura

/s/ Lorin P.T. Radtke	Director	February 25, 2022
Lorin P.T. Radtke

/s/ Courtney C. Shea	Director	February 25, 2022
Courtney C. Shea