Form 10-Q
period 2022-03-31
ASSURED GUARANTY LTD
filed 2022-05-06
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of May 4, 2022 was 64,130,598 (includes 36,403 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	March 31, 2022	December 31, 2021
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $47 and $42 (amortized cost of $8,227 and $7,822)	$8,156	$8,202
Fixed-maturity securities, trading, at fair value	174	—
Short-term investments, at fair value	585	1,225
Other invested assets (includes $24 and $31, at fair value)	152	181
Total investments	9,067	9,608
Cash	119	120
Premiums receivable, net of commissions payable	1,335	1,372
Deferred acquisition costs	135	131
Salvage and subrogation recoverable	529	801
Financial guaranty variable interest entities’ assets, at fair value	307	260
Assets of consolidated investment vehicles (includes $5,404 and $4,902, at fair value)	5,700	5,271
Goodwill and other intangible assets	172	175
Other assets (includes $132 and $132, at fair value)	481	470
Total assets	$17,845	$18,208
Liabilities
Unearned premium reserve	$3,596	$3,716
Loss and loss adjustment expense reserve	718	869
Long-term debt	1,673	1,673
Credit derivative liabilities, at fair value	157	156
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $316 and $269, without recourse $19 and $20)	335	289
Liabilities of consolidated investment vehicles (includes $3,994 and $3,849, at fair value)	4,854	4,436
Other liabilities	496	569
Total liabilities	11,829	11,708

Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Note 8)	21	22

Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 65,043,547 and 67,518,424 shares issued and outstanding)	1	1
Retained earnings	5,878	5,990
Accumulated other comprehensive income (loss), net of tax of $(12) and $60	(78)	300
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,802	6,292
Nonredeemable noncontrolling interests (Note 8)	193	186
Total shareholders’ equity	5,995	6,478
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$17,845	$18,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended March 31,
	2022	2021
Revenues
Net earned premiums	$214	$103
Net investment income	62	70
Asset management fees	34	24
Net realized investment gains (losses)	3	(3)
Fair value gains (losses) on credit derivatives	(3)	(19)
Fair value gains (losses) on committed capital securities	1	(19)
Fair value gains (losses) on financial guaranty variable interest entities	6	5
Fair value gains (losses) on consolidated investment vehicles	14	16
Foreign exchange gains (losses) on remeasurement	(30)	—
Other income (loss)	(1)	—
Total revenues	300	177
Expenses
Loss and loss adjustment expenses	57	30
Interest expense	20	21
Amortization of deferred acquisition costs	4	3
Employee compensation and benefit expenses	73	60
Other operating expenses	42	57
Total expenses	196	171
Income (loss) before income taxes and equity in earnings (losses) of investees	104	6
Equity in earnings (losses) of investees	(11)	9
Income (loss) before income taxes	93	15
Less: Provision (benefit) for income taxes	18	—
Net income (loss)	75	15
Less: Noncontrolling interests	9	4
Net income (loss) attributable to Assured Guaranty Ltd.	$66	$11

Earnings per share:
Basic	$1.00	$0.14
Diluted	$0.98	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$75	$15
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(63) and $(20)	(338)	(119)
Investments with credit impairment, net of tax provision (benefit) of $(9) and $(1)	(39)	(6)
Change in net unrealized gains (losses) on investments	(377)	(125)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax	—	(1)
Other, net of tax	(1)	1
Other comprehensive income (loss)	(378)	(125)
Comprehensive income (loss)	(303)	(110)
Less: Comprehensive income (loss) attributable to noncontrolling interests	9	4
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(312)	$(114)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended March 31, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at December 31, 2021	67,518,424	$1	$5,990	$300	$1	$6,292	$186	$6,478
Net income	—	—	66	—	—	66	10	76
Dividends ($0.25 per share)	—	—	(17)	—	—	(17)	—	(17)
Contributions	—	—	—	—	—	—	5	5
Common shares repurchases	(2,738,223)	—	(155)	—	—	(155)	—	(155)
Share-based compensation	263,346	—	(6)	—	—	(6)	—	(6)
Distributions	—	—	—	—	—	—	(8)	(8)
Other comprehensive loss	—	—	—	(378)	—	(378)	—	(378)
Balance at March 31, 2022	65,043,547	$1	$5,878	$(78)	$1	$5,802	$193	$5,995

For the Three Months Ended March 31, 2021

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at December 31, 2020	77,546,896	$1	$6,143	$498	$1	$6,643	$41	$6,684
Net income	—	—	11	—	—	11	4	15
Dividends ($0.22 per share)	—	—	(17)	—	—	(17)	—	(17)
Contributions	—	—	—	—	—	—	3	3
Common shares repurchases	(1,986,534)	—	(77)	—	—	(77)	—	(77)
Share-based compensation	375,020	—	(5)	—	—	(5)	—	(5)
Distributions	—	—	—	—	—	—	(6)	(6)
Other comprehensive loss	—	—	—	(125)	—	(125)	—	(125)
Balance at March 31, 2021	75,935,382	$1	$6,055	$373	$1	$6,430	$42	$6,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Three Months Ended March 31,
	2022	2021
Net cash flows provided by (used in) operating activities	$(892)	$(466)
Investing activities
Fixed-maturity securities:
Purchases	(68)	(396)
Sales	57	120
Maturities and paydowns	179	225
Short-term investments with original maturities of over three months:
Purchases	(17)	—
Maturities and paydowns	—	30
Net sales (purchases) of short-term investments with original maturities of less than three months	656	120
Paydowns of financial guaranty variable interest entities’ assets	18	14
Purchases of other invested assets	(5)	(32)
Return of capital from and sales of other invested assets	31	45
Other	(1)	(1)
Net cash flows provided by (used in) investing activities	850	125
Financing activities
Dividends paid	(17)	(18)
Repurchases of common shares	(152)	(77)
Net paydowns of financial guaranty variable interest entities’ liabilities	(41)	(13)
Other	(10)	7
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	371	752
Repayment of collateralized loan obligations	(372)	—
Proceeds from issuance of warehouse financing debt	215	217
Repayment of warehouse financing debt	—	(476)
Payments under credit facilities	(1)	—
Contributions from noncontrolling interests to consolidated investment vehicles	3	3
Distributions to noncontrolling interests from consolidated investment vehicles	(6)	(6)
Net cash flows provided by (used in) financing activities	(10)	389
Effect of foreign exchange rate changes	(1)	—
Increase (decrease) in cash and restricted cash	(53)	48
Cash and restricted cash at beginning of period	342	298
Cash and restricted cash at end of period	$289	$346

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information
Interest paid on long-term debt	$9	$8

Supplemental disclosure of non-cash activities:
Fixed-maturity securities, available-for-sale, received as salvage	$610	$—
Fixed-maturity securities, available-for-sale, ceded to a reinsurer	27	—
Fixed-maturity securities, trading, received as salvage	184	—
Fixed-maturity securities, trading, ceded to a reinsurer	6	—
Debt securities of financial guaranty variable interest entities received as salvage	54	—

	As of
	March 31, 2022	March 31, 2021
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$119	$95
Restricted cash (included in other assets)	12	1
Cash and cash equivalents of consolidated investment vehicles (Note 8)	158	250
Cash and cash equivalents and restricted cash at the end of period	$289	$346

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

These unaudited interim condensed consolidated financial statements are as of March 31, 2022 and cover the three month period ended March 31, 2022 (First Quarter 2022) and the three month period ended March 31, 2021 (First Quarter 2021). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year’s presentation.

    The unaudited interim condensed consolidated financial statements include the accounts of AGL, its direct and indirect subsidiaries, and its consolidated financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs). See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. Intercompany accounts and transactions between and among all consolidated entities have been eliminated.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (SEC).

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

    The Company’s principal asset management subsidiaries are:

•Assured Investment Management LLC;
•Assured Investment Management (London) LLP; and
•Assured Healthcare Partners LLC.

    Until April 1, 2021, Municipal Assurance Corp. (MAC) was also a principal insurance subsidiary domiciled in New York. On April 1, 2021, MAC was merged with and into AGM, with AGM as the surviving company. As a result, the Company wrote-off the $16 million carrying value of MAC’s insurance licenses in First Quarter 2021, which was recorded in other operating expenses in the Insurance segment.

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

Recent Accounting Standards Adopted

Reference Rate Reform

    In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued due to reference rate reform. This ASU became effective upon issuance and may be applied prospectively for contract modifications that occur from March 12, 2020 through December 31, 2022 (the Reference Rate Transition Period).

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    The Other category primarily includes the effect of consolidating FG VIEs and CIVs, intersegment eliminations and the reclassification of reimbursable fund expenses. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

    The segments differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries which guarantee the FG VIEs’ debt; and (ii) AGAS’s share of earnings from investments in AssuredIM Funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses associated with their financial guaranty policies associated with the FG VIEs’ debt is eliminated, whereas the reconciliation tables below present the FG VIEs and related eliminations in “Other”, and (ii) CIVs are consolidated by AGUS, a U.S. holding company, whereas in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’s interest in CIVs are presented in “Other.” In addition, under GAAP, reimbursable fund expenses are shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below, they are netted in segment expenses.

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

The Company does not report assets by reportable segment as the CODM does not use assets to assess performance and allocate resources.

The following table presents information for the Company’s operating segments.

Segment Information

	Three Months Ended March 31,
	2022		2021
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$276	$30	$177	$18
Intersegment revenues	2	9	2	2
Segment revenues	278	39	179	20
Segment expenses	122	39	106	29
Segment equity in earnings (losses) of investees	(1)	—	19	—
Less: Segment provision (benefit) for income taxes	22	—	13	(2)
Segment adjusted operating income (loss)	$133	$—	$79	$(7)

The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
First Quarter 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$278	$122	$(1)	$22	$—	$133
Asset Management	39	39	—	—	—	—
Total segments	317	161	(1)	22	—	133
Corporate division	1	34	—	—	—	(33)
Other	14	5	(10)	—	9	(10)
Subtotal	332	200	(11)	22	9	90
Reconciling items:
Realized gains (losses) on investments	3	—	—	—	—	3
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(7)	(4)	—	—	—	(3)
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(29)	—	—	—	—	(29)
Tax effect	—	—	—	(4)	—	4
Total consolidated	$300	$196	$(11)	$18	$9	$66

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
First Quarter 2021

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$179	$106	$19	$13	$—	$79
Asset Management	20	29	—	(2)	—	(7)
Total segments	199	135	19	11	—	72
Corporate division	—	32	—	(3)	—	(29)
Other	21	7	(10)	—	4	—
Subtotal	220	174	9	8	4	43
Reconciling items:
Realized gains (losses) on investments	(3)	—	—	—	—	(3)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(22)	(3)	—	—	—	(19)
Fair value gains (losses) on CCS	(19)	—	—	—	—	(19)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	1	—	—	—	—	1
Tax effect	—	—	—	(8)	—	8
Total consolidated	$177	$171	$9	$—	$4	$11

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

The Company also writes specialty insurance and reinsurance that is consistent with its risk profile and benefits from its underwriting experience and other types of financial guarantees not subject to insurance accounting guidance.

The Company seeks to limit its exposure to losses by underwriting obligations that it views to be investment grade at inception, although on occasion it may underwrite new issuances that it views to be below-investment-grade (BIG), typically as part of its loss mitigation strategy for existing troubled exposures. The Company also seeks to acquire portfolios of insurance from financial guarantors that are no longer writing new business by acquiring such companies, providing reinsurance on a portfolio of insurance or reassuming a portfolio of reinsurance it had previously ceded; in such instances, it evaluates the risk characteristics of the target portfolio, which may include some BIG exposures, as a whole in the context of the proposed transaction. The Company diversifies its insured portfolio across sector and geography and, in the structured finance portfolio, generally requires subordination or collateral to protect it from loss. Reinsurance may be used in order to reduce net exposure to certain insured transactions.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
purposes, including utilities, toll roads, healthcare facilities and government office buildings. The Company also includes within public finance obligations similar obligations issued by territorial and non-U.S. sovereign and sub-sovereign issuers and governmental authorities.

    Structured finance obligations insured by the Company are generally issued by special purpose entities, including VIEs, and backed by pools of assets having an ascertainable cash flow or market value or other specialized financial obligations. Some of these VIEs are consolidated as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. Unless otherwise specified, the outstanding par and debt service amounts presented in this note include outstanding exposures on these VIEs whether or not they are consolidated. The Company also provides specialty insurance and reinsurance on transactions without special purpose entities but with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 4, Expected Loss to be Paid (Recovered), for additional information. Surveillance personnel then assign each BIG transaction to one of the three BIG surveillance categories described below based upon whether a future loss is expected and whether a claim has been paid. The Company uses the tax-equivalent yield of the relevant subsidiary’s investment portfolio to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

    More extensive monitoring and intervention are employed for all BIG surveillance categories, with internal credit ratings reviewed quarterly. For purposes of determining the appropriate surveillance category, the Company expects “future losses” on a transaction when the Company believes there is at least a 50% chance that, on a present value basis, it will in the future pay claims on that transaction that will not be fully reimbursed. The three BIG surveillance categories are:

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Impact of COVID-19 Pandemic

    Variants of COVID-19 continue to spread throughout the world, while the production, acceptance, and distribution of vaccines and therapeutics for it are proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. The ultimate size, depth, course and duration of the pandemic, and the effectiveness, acceptance, and distribution of vaccines and therapeutics for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company’s business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

From shortly after the pandemic reached the U.S. through early 2021 the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various intermittent closures and capacity and travel restrictions or an economic downturn. Given significant federal funding in 2021 and the performance it observed, the Company’s surveillance department has reduced these supplemental procedures, but is still monitoring those sectors it identified as most at risk for any developments related to COVID-19 that may impact the ability of issuers to make upcoming debt service payments. The Company has paid only relatively small insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19, and has already received reimbursement for most of those claims.

Financial Guaranty Exposure

    The Company measures its financial guaranty exposure in terms of (i) gross and net par outstanding and (ii) gross and net debt service.

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

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid (loss mitigation securities), in order to mitigate the economic effect of insured losses. The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, and instead includes such amounts in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of March 31, 2022 and December 31, 2021, the Company excluded from net par outstanding $1.2 billion and $1.3 billion, respectively, attributable to loss mitigation securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of March 31, 2022		As of December 31, 2021
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$352,611	$352,285	$357,694	$357,314
Structured finance	9,734	9,704	10,076	10,046
Total financial guaranty	$362,345	$361,989	$367,770	$367,360

Par Outstanding
Public finance	$224,763	$224,463	$227,507	$227,164
Structured finance	8,946	8,916	9,258	9,228
Total financial guaranty	$233,709	$233,379	$236,765	$236,392

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $1,174 million of public finance direct gross par and $860 million of structured finance direct gross par as of March 31, 2022. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of March 31, 2022

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$270	0.2%	$2,102	4.3%	$757	9.3%	$482	59.1%	$3,611	1.5%
AA	16,472	9.4	3,975	8.2	4,633	57.2	21	2.7	25,101	10.8
A	94,442	53.6	10,382	21.4	801	9.9	156	19.1	105,781	45.3
BBB	61,039	34.7	31,486	64.9	566	7.0	156	19.1	93,247	40.0
BIG	3,734	2.1	561	1.2	1,344	16.6	—	—	5,639	2.4
Total net par outstanding	$175,957	100.0%	$48,506	100.0%	$8,101	100.0%	$815	100.0%	$233,379	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio by Internal Rating
As of December 31, 2021

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$272	0.2%	$2,217	4.5%	$806	9.6%	$493	57.7%	$3,788	1.6%
AA	16,372	9.2	4,205	8.4	4,760	56.8	22	2.6	25,359	10.7
A	94,459	53.3	10,659	21.3	813	9.7	160	18.7	106,091	44.9
BBB	60,744	34.3	32,264	64.6	611	7.3	179	21.0	93,798	39.7
BIG	5,372	3.0	600	1.2	1,384	16.6	—	—	7,356	3.1
Total net par outstanding	$177,219	100.0%	$49,945	100.0%	$8,374	100.0%	$854	100.0%	$236,392	100.0%

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of March 31, 2022

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,462	$116	$2,156	$3,734	$175,957
Non-U.S. public finance	518	—	43	561	48,506
Public finance	1,980	116	2,199	4,295	224,463
Structured finance:
U.S. RMBS	53	81	1,095	1,229	2,277
Other structured finance	—	39	76	115	6,639
Structured finance	53	120	1,171	1,344	8,916
Total	$2,033	$236	$3,370	$5,639	$233,379

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2021

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,765	$116	$3,491	$5,372	$177,219
Non-U.S. public finance	556	—	44	600	49,945
Public finance	2,321	116	3,535	5,972	227,164
Structured finance:
U.S. RMBS	121	24	1,120	1,265	2,391
Other structured finance	1	41	77	119	6,837
Structured finance	122	65	1,197	1,384	9,228
Total	$2,443	$181	$4,732	$7,356	$236,392

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of March 31, 2022

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG:
Category 1	$2,027	$6	$2,033	108	1	109
Category 2	225	11	236	20	2	22
Category 3	3,327	43	3,370	127	8	135
Total BIG	$5,579	$60	$5,639	255	11	266

 Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2021

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG:
Category 1	$2,429	$14	$2,443	117	2	119
Category 2	177	4	181	16	1	17
Category 3	4,687	45	4,732	129	8	137
Total BIG	$7,293	$63	$7,356	262	11	273
_____________________
(1)    Includes FG VIEs.
(2)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $2,237 million net par outstanding as of March 31, 2022, a decrease of $1,335 million from the $3,572 million net par outstanding as of December 31, 2021. All of the Company’s insured exposure to Puerto Rico is rated BIG. The Company has paid claims as a result of payment defaults on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

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

After over five years of negotiations, on March 15, 2022, a substantial portion of the Company’s Puerto Rico exposure was resolved in accordance with three orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico):

•On January 18, 2022, the Federal District Court of Puerto Rico, acting under Title III of PROMESA, entered an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan). The GO/PBA Plan restructured approximately $35 billion of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
debt (including the Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) bonds insured by the Company) and other claims against the government of Puerto Rico and certain entities as well as $50 billion in pension obligations (none of the pension obligations are insured by the Company), all consistent with the terms of the settlement embodied in a revised GO and PBA plan support agreement (PSA) entered into by AGM and AGC on February 22, 2021, with certain other stakeholders, the Commonwealth, and the FOMB (GO/PBA PSA).

•On January 20, 2022, the Federal District Court of Puerto Rico, acting under Title VI of PROMESA, entered an order under Title VI of PROMESA (PRCCDA Modification) modifying the debt of the Puerto Rico Convention Center District Authority (PRCCDA).

•On January 20, 2022, the Federal District Court of Puerto Rico, acting under Title VI of PROMESA, entered another order under Title VI of PROMESA (PRIFA Modification) modifying certain debt of the Puerto Rico Infrastructure Financing Authority (PRIFA).

As a result of the consummation on March 15, 2022, of each of the GO/PBA Plan, PRCCDA Modification and PRIFA Modification (together, the March Puerto Rico Resolutions), including claim payments made by the Company under the March Puerto Rico Resolutions, the Company’s obligations under its insurance policies covering debt of the PRCCDA and PRIFA were extinguished, and its insurance exposure to Puerto Rico GO and PBA was greatly reduced.

The Company is continuing its efforts to resolve two other Puerto Rico insured exposures that are in payment default, the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Electric Power Authority (PREPA). Both economic and political developments, including those related to the COVID-19 pandemic, may impact any resolution of the Company’s PRHTA and PREPA insured exposures and the value of the consideration the Company has received in connection with the March Puerto Rico Resolutions or may receive in the future in connection with any future resolutions of the Company’s PRHTA and/or PREPA insured exposures. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company’s results of operations and shareholders’ equity.

Puerto Rico GO and PBA

As of March 31, 2022, the Company had remaining $47 million of insured net par outstanding of GO bonds and $5 million of insured net par outstanding of PBA bonds, consisting of direct exposure, second-to-pay exposure, and assumed reinsurance exposure.

	Direct	Second-to-Pay	Assumed	Total
	(in millions)
GO	$36	$10	$1	$47
PBA	5	—	—	5
Total GO and PBA	$41	$10	$1	$52

Under the GO/PBA Plan the Company received (including amounts received in connection with the second election described further below):

•$530 million in cash, net of ceded reinsurance,
•$605 million of new recovery bonds (see Note 7, Investments and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles for additional information), which represents the face value of current interest bonds and the maturity value of capital appreciation bonds, net of ceded reinsurance, and
•$258 million of contingent value instruments (CVIs) (see Note 7, Investments and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles for additional information), which represents the original notional value, net of ceded reinsurance.

The Company expects to receive amounts in addition to the amounts listed above (and to make additional payments) in connection with its $1 million in net outstanding par of assumed reinsurance and $10 million in net outstanding par of second-to-pay exposure.

The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax (SUT) receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The Company has sold a portion of the new recovery bonds and CVIs it received on March 15, 2022, and may sell in the future

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
any new recovery bonds or CVIs it continues to hold. The fair value of any new recovery bonds or CVIs the Company retains will fluctuate. Any gains or losses on sales of new recovery bonds and CVIs relative to their values on March 15, 2022, were and will be reported as realized gains and losses on investments, rather than loss and LAE. The notional amount of the CVI represents the sum of the maximum distributions the holder could receive under the CVI, subject to the cumulative and annual caps, if the SUT sufficiently exceeds 2020 certified fiscal plan projections, without any discount for time.

In August 2021, the Company exercised certain elections under the GO/PBA Plan that impact the timing of payments under its insurance policies. In accordance with the terms of the GO/PBA Plan, the payment of the principal of all GO bonds and PBA bonds insured by the Company was accelerated against the Commonwealth and became due and payable as of March 15, 2022. With respect to certain insured securities covered by the GO/PBA Plan, insured bondholders were permitted to elect either: (i) to receive on March 15, 2022, 100% of the then outstanding principal amount of insured bonds plus accrued interest; or (ii) to receive custody receipts that represent an interest in the legacy insurance policy plus cash, new recovery bonds and CVIs (in aggregate, Plan Consideration) that constitute distributions under the GO/PBA Plan. For those who made the second election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. As of March 31, 2022, the net insured par outstanding under the legacy GO and PBA insurance policies was $41 million, and constituted all of the Company’s remaining net par exposure to the GO and PBA bonds it had directly insured.

PRCCDA and PRIFA

As of March 31, 2022, the Company had no insured net par outstanding of PRCCDA or PRIFA obligations remaining. Under the PRCCDA Modification and the PRIFA Modification, on March 15, 2022, the Company received an aggregate of $47 million in cash (net of ceded reinsurance) and $98 million in notional amount of CVIs (net of ceded reinsurance).

PRHTA

As of March 31, 2022, the Company had $1.3 billion of insured net par outstanding that is covered by a PSA with respect to PRHTA entered into on May 5, 2021, by AGM and AGC and certain other stakeholders, the Commonwealth, and the FOMB (the HTA PSA): $799 million insured net par outstanding of PRHTA (transportation revenue) bonds and $457 million insured net par outstanding of PRHTA (highway revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls.

The HTA PSA provides for payments to AGM and AGC consisting of: (i) cash; (ii) new bonds expected to be backed by toll revenue (Toll Bonds); and (iii) a CVI. The HTA PSA contemplates a Title III proceeding requiring court approval of a disclosure statement, solicitation and voting process, and a plan confirmation hearing. On May 2, 2022, the FOMB took the first step in this process by filing with the Title III Court a plan of adjustment for HTA (HTA Plan) which it believes to be consistent with the HTA PSA. The HTA PSA includes a number of conditions and the HTA Plan is subject to confirmation by the Title III Court, so there can be no assurance that the consensual resolution for PRHTA embodied in the HTA PSA will be achieved in its current form, or at all.

On February 22, 2022, the FOMB certified a revised fiscal plan for PRHTA generally consistent with the HTA PSA.

PREPA

As of March 31, 2022, the Company had $748 million insured net par outstanding of PREPA obligations. The PREPA obligations are secured by a lien on the revenues of the electric system. On May 3, 2019, AGM and AGC entered into a restructuring support agreement with respect to PREPA with PREPA and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB (PREPA RSA). This agreement was terminated by Puerto Rico on March 8, 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

On April 8, 2022, Judge Laura Taylor Swain of the Federal District Court of Puerto Rico issued an order, in an action initiated by AGM and ACG in 2017, appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that mediation shall terminate on June 1, 2022, unless extended by the PREPA mediation team to July 1, 2022.

The last revised fiscal plan for PREPA was certified by the FOMB on May 27, 2021.

Other Puerto Rico Exposures

All debt service payments for the Company’s remaining Puerto Rico exposures have been made in full by the obligors as of the date of this filing. Such exposures comprise:

MFA. As of March 31, 2022, the Company had $179 million insured net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues.

    U of PR. As of March 31, 2022, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds.

PRASA. As of March 31, 2022, the Company had $1 million insured net par outstanding of PRASA obligations. The Company’s insured PRASA obligations are secured by a lien on the gross revenues of the water and sewer system.

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

A number of legal actions involving the Company and relating to PRCCDA and PRIFA, as well as claims related to the clawback of certain excise taxes and revenues pledged to secure bonds issued by PRHTA, were resolved on March 15, 2022 in connection with the consummation of the March Puerto Rico Resolutions. All other proceedings remain stayed pending the Court’s determination on plans of adjustment or other proceedings related to PRHTA and PREPA.

Remaining Stayed Proceedings. The following Puerto Rico proceedings in which the Company is involved remain stayed:

•On June 26, 2017, AGM and AGC filed a complaint in the Federal District Court of Puerto Rico to compel the FOMB to certify the PREPA RSA for implementation under Title VI of PROMESA. On July 21, 2017, considering its PREPA Title III petition on July 2, 2017, the FOMB filed a notice of stay under PROMESA.

•On July 18, 2017, AGM and AGC filed a motion for relief in the Federal District Court of Puerto Rico from the automatic stay filed in the PREPA Title III Bankruptcy proceeding. The court denied the motion on September 14, 2017, but on August 8, 2018, the First Circuit vacated and remanded the court’s decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver. On May 3, 2019, AGM and AGC entered into the PREPA RSA, but on March 8, 2022, the Commonwealth and PREPA terminated the PREPA RSA. Given the termination of the PREPA RSA, the Company is considering several options to enforce its rights in respect of insured PREPA bonds, including, among other things, a renewal of the motion to lift the automatic stay and seek the appointment of a receiver. On April 8, 2022, Judge Swain issued an order appointing as members of the PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that mediation shall terminate on June 1, 2022, unless extended by the PREPA mediation team to July 1, 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
•On May 20, 2019, the FOMB and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court of Puerto Rico challenging the validity, enforceability, and extent of security interests in PRHTA revenues. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element; Judge Swain extended the stay through December 31, 2019, and subsequently extended the stay again pending further order of the court on the understanding that these issues will be resolved in other proceedings.

•On September 30, 2019, certain fuel line lenders filed an amended adversary complaint against the FOMB and other parties, including AGC and AGM, seeking subordination of PREPA bondholder claims to fuel line lender claims. The FOMB filed a status report on May 15, 2020 regarding PREPA’s financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned, and that the hearing in this adversary proceeding scheduled for June 3, 2020 be adjourned. On May 22, 2020, the Title III Court issued an order to that effect.

•On October 30, 2019, the retirement system for PREPA employees (SREAEE) filed an amended adversary complaint in the Federal District Court of Puerto Rico against the FOMB and other parties, seeking subordination of PREPA bondholder claims to SREAEE claims. The FOMB filed a status report on May 15, 2020 regarding PREPA’s financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned, and that the hearing in this adversary proceeding scheduled for June 3, 2020 be adjourned. On May 22, 2020, the Title III Court issued an order to that effect.

•On January 16, 2020, the FOMB, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court of Puerto Rico against AGM and AGC and other insurers of PRHTA bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims. Considering the PSA, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
(in millions)
Exposure to Puerto Rico	$2,256	$3,629	$3,169	$5,322

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico
Net Par Outstanding

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO (1)	$47	$1,097
PBA (1)	5	122
Total GO/PBA Plan	52	1,219
PRHTA (Transportation revenue)	799	799
PRHTA (Highway revenue)	457	457
PRCCDA (2)	—	152
Total HTA/CCDA PSA	1,256	1,408
PRIFA (2)	—	16
Total Subject to a Plan or Support Agreement	1,308	2,643
Other Puerto Rico Exposures
PREPA	748	748
MFA (3)	179	179
PRASA and U of PR (3)	2	2
Total Other Puerto Rico Exposures	929	929
Total net exposure to Puerto Rico	$2,237	$3,572
____________________
(1)    On March 15, 2022, the Modified Eighth Amended Title III Joint Plan of Adjustment, confirmed on January 18, 2022, was consummated, pursuant to which the Company, among other things, fully paid claims on all of its directly insured Puerto Rico GO bonds, other than certain GO bonds whose holders made certain elections. On the same date and pursuant to the same Plan of Adjustment, the Company fully paid claims on all of its directly insured PBA bonds, other than certain PBA bonds whose holders made certain elections.
(2)    On March 15, 2022, the Company fully paid claims on all of its insured PRCCDA and PRIFA bonds, eliminating its exposure to insured PRCCDA and PRIFA bonds, pursuant to Title VI orders entered on January 20, 2022.
(3)    All debt service on these insured exposures have been paid to date without any insurance claim being made on the Company.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of March 31, 2022

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2022 (April 1 - June 30)	$—	$3
2022 (July 1 - September 30)	159	213
2022 (October 1 - December 31)	—	3
Subtotal 2022	159	219
2023	186	289
2024	149	243
2025	151	237
2026	170	249
2027-2031	639	935
2032-2036	577	732
2037-2041	201	237
2042	5	5
Total	$2,237	$3,146

Exposure to the U.S. Virgin Islands

    As of March 31, 2022, the Company had $443 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $185 million BIG (down from $469 million BIG as of December 31, 2021). During First Quarter 2022, the Company upgraded $256 million insured par net outstanding of USVI bonds in anticipation of a legal defeasance of such bonds, which occurred on April 6, 2022. The $185 million of BIG USVI net par outstanding consisted of: (i) Public Finance Authority bonds secured by a gross receipts tax and the general obligation, full faith and credit pledge of the USVI; and (ii) bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system. The COVID-19 pandemic and evolving governmental and private responses to the pandemic have been impacting the USVI economy, especially the tourism sector. The USVI continues to benefit from the federal response to the 2017 hurricanes and COVID-19, has seen improvement in portions of the tourism sector, recently took actions to address its pension shortfalls, and has made its debt service payments to date.

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. As of both March 31, 2022 and December 31, 2021, gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance was rated BIG. All other exposures in the table below are investment-grade quality.

Specialty Insurance and Reinsurance Exposure

	As of March 31, 2022		As of December 31, 2021
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Life insurance transactions (1)	$1,261	$890	$1,250	$871
Aircraft residual value insurance policies	355	200	355	200
Total	$1,616	$1,090	$1,605	$1,071
____________________
(1)    The life insurance transactions’ net exposure is projected to reach $1.1 billion by March 31, 2026.

Guarantee

On March 31, 2022, the Company’s subsidiary, AGRO, entered into an agreement (internally rated AA) which guarantees the receipt of a minimum rental income from a multifamily and commercial real estate portfolio. AGRO’s attachment point is significantly below current annual rental income, and further protective provisions are triggered when rental

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
income falls below a certain level. In addition, AGRO is entitled to be reimbursed for any claims made on the guarantee from future rental income generated by the portfolio. The Company’s maximum potential exposure under the guarantee was $257 million as of March 31, 2022. The Company accounts for the guarantee in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

4.    Expected Loss to be Paid (Recovered)

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

The insured portfolio includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (1) insurance, as described in Note 5, Contracts Accounted for as Insurance; (2) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives and Note 9, Fair Value Measurement; and (3) FG VIE consolidation, as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under the following accounting models : insurance, derivative and FG VIE.

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

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Accounting Model	March 31, 2022	December 31, 2021	2022	2021
	(in millions)
Insurance (see Note 5)	$388	$364	$(44)	$16
FG VIEs (see Note 8)	38	42	(4)	(6)
Credit derivatives (see Note 6)	6	5	4	3
Total	$432	$411	$(44)	$13

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts under , which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 0.00% to 2.61% with a weighted average of 2.26% as of March 31, 2022 and 0.00% to 1.98% with a weighted average of 1.02% as of December 31, 2021. Expected losses to be paid

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
for U.S. dollar denominated transactions represented approximately 98.0% and 97.2% of the total as of March 31, 2022 and December 31, 2021, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	First Quarter
	2022	2021
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$411	$529
Economic loss development (benefit) due to:
Accretion of discount	2	1
Changes in discount rates	(47)	(48)
Changes in timing and assumptions	1	60
Total economic loss development (benefit)	(44)	13
Net (paid) recovered losses	65	(70)
Net expected loss to be paid (recovered), end of period	$432	$472

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	First Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(48)	$32	$181
Non-U.S. public finance	12	(2)	—	10
Public finance	209	(50)	32	191
Structured finance:
U.S. RMBS	150	7	38	195
Other structured finance	52	(1)	(5)	46
Structured finance	202	6	33	241
Total	$411	$(44)	$65	$432

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	First Quarter 2021
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of March 31, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$15	$(92)	$228
Non-U.S. public finance	36	(12)	—	24
Public finance	341	3	(92)	252
Structured finance:
U.S. RMBS	148	11	22	181
Other structured finance	40	(1)	—	39
Structured finance	188	10	22	220
Total	$529	$13	$(70)	$472
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets.

The tables above include (a) LAE paid of $13 million and $4 million for First Quarter 2022 and First Quarter 2021, respectively, and (b) expected LAE to be paid of $17 million as of March 31, 2022 and $26 million as of December 31, 2021. Ceded expected loss to be recovered (paid) was $(2) million as of March 31, 2022 and $10 million as of December 31, 2021.

Selected U.S. Public Finance Transactions
    The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $2.2 billion net par outstanding as of March 31, 2022, all of which was BIG. For additional information regarding the Company’s Puerto Rico exposure, see “Exposure to Puerto Rico” in Note 3, Outstanding Exposure.

On March 15, 2022, the GO/PBA Plan, PRCCDA Modification, and PRIFA Modification were consummated, as described under “Exposure to Puerto Rico” in Note 3, Outstanding Exposure. The fair value of recoveries received under these March Puerto Rico Resolutions (which included cash, new recovery bonds and CVIs) was higher than expected. The Company also updated its assumptions for certain other defaulted Puerto Rico credits that have not yet been settled.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of March 31, 2022, the Company’s net par outstanding subject to the plan consisted of $100 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

    The Company projects its total net expected loss to be paid across its troubled U.S. public finance exposures as of March 31, 2022, including those mentioned above, to be $181 million, compared with $197 million as of December 31, 2021. The economic benefit for U.S. public finance transactions was $48 million during First Quarter 2022, which was primarily attributable to Puerto Rico exposures and changes in discount rates. The changes attributable to the Company’s Puerto Rico exposures reflect adjustments the Company made to the assumptions it used in its scenarios and valuation of certain recovery components based on the public information as discussed under “Exposure to Puerto Rico” in Note 3, Outstanding Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non - U.S. Public Finance Transactions

    Expected loss to be paid for non-U.S. public finance transactions was $10 million as of March 31, 2022, compared with $12 million as of December 31, 2021. The economic benefit for non-U.S. public finance transactions was approximately $2 million during First Quarter 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Net Economic Loss Development (Benefit)
U.S. RMBS

	First Quarter
	2022	2021

First lien U.S. RMBS	$18	$25
Second lien U.S. RMBS	(11)	(14)

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
First Lien Liquidation Rates

	As of
	March 31, 2022	December 31, 2021
Current but recently delinquent
Alt-A and Prime	20%	20%
Option ARM	20	20
Subprime	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	35
Option ARM	35	35
Subprime	30	30
60 – 89 Days Delinquent
Alt-A and Prime	40	40
Option ARM	45	45
Subprime	40	40
90+ Days Delinquent
Alt-A and Prime	55	55
Option ARM	60	60
Subprime	45	45
Bankruptcy
Alt-A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt-A and Prime	60	60
Option ARM	65	65
Subprime	55	55
Real Estate Owned
All	100	100

While the Company uses the liquidation rates above to project defaults of non-performing loans (including current loans that were recently modified or delinquent), it projects defaults on presently current loans by applying a conditional default rate (CDR) curve. The start of that CDR curve is based on the defaults the Company projects will emerge from currently nonperforming, recently nonperforming and modified loans. The total amount of expected defaults from the non-performing loans is translated into a constant CDR (i.e., the CDR plateau), which, if applied for each of the next 36 months, would be sufficient to produce approximately the amount of defaults that were calculated to emerge from the various delinquency categories. The CDR thus calculated individually on the delinquent collateral pool for each RMBS is then used as the starting point for the CDR curve used to project defaults of the presently performing loans.

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 1.25 years after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were recently modified or delinquent, or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to re-perform.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Key Assumptions in Base Case Expected Loss Estimates
First Lien U.S. RMBS

	As of March 31, 2022				As of December 31, 2021
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	1.7%	-	14.0%	6.1%	0.9%	-	11.6%	5.9%
Final CDR	0.1%	-	0.7%	0.3%	0.0%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				60%
2007+	60%				60%
Option ARM:
Plateau CDR	1.2%	-	11.1%	5.3%	1.8%	-	11.9%	5.6%
Final CDR	0.1%	-	0.6%	0.3%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				60%
2007+	60%				60%
Subprime:
Plateau CDR	2.5%	-	9.8%	6.1%	2.9%	-	10.0%	6.0%
Final CDR	0.1%	-	0.5%	0.3%	0.1%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	60%				60%
2006	60%				60%
2007+	60%				60%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a pattern similar to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base case. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2021.

The Company incorporates a recovery assumption into its reserving model to reflect observed trends in recoveries of deferred principal balances of modified first lien loans that had been previously written off. For transactions where the Company has detailed loan information, the Company assumes that 20% of the deferred loan balances will eventually be recovered upon sale of the collateral or refinancing of the loans.

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of March 31, 2022 and December 31, 2021.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Total expected loss to be paid on all first lien U.S. RMBS was $204 million and $167 million as of March 31, 2022 and December 31, 2021, respectively. The $18 million economic loss development in First Quarter 2022 for first lien U.S. RMBS transactions was primarily attributable to lower excess spread, offset in part by changes in discount rates. Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR. An increase in projected LIBOR decreases excess spread, while lower LIBOR results in higher excess spread. LIBOR is anticipated to be discontinued after June 30, 2023, and it is not yet clear how this will impact the calculation of the various interest rates in this portfolio referencing LIBOR.

The Company used a similar approach to establish its pessimistic and optimistic scenarios as of March 31, 2022 as it used as of December 31, 2021, increasing and decreasing the periods of stress from those used in the base case. In the Company’s most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $20 million for all first lien U.S. RMBS transactions.    In the Company’s least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $12 million for all first lien U.S. RMBS transactions.

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

For the base case scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period has ended, the CDR is assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR is calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting.) In the base case scenario, the time over which the CDR trends down to its final CDR is 28 months. Therefore, the total stress period for second lien transactions is 34 months, representing six months of delinquent loan liquidations, followed by 28 months of decrease to the steady state CDR, the same as of December 31, 2021.

HELOC loans generally permit the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period.

The HELOC loans underlying the Company’s insured HELOC transactions are now past their original interest-only reset date, although a significant number of HELOC loans were modified to extend the original interest-only period. The Company does not apply a CDR increase when such loans are projected to reach their principal amortization period due to the likelihood that those loans will either prepay or once again have their interest-only periods extended. The Company applies a CDR floor of 1.0% for the future steady state CDR on all its HELOC transactions.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of March 31, 2022 and December 31, 2021, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s recovery assumption for charged-off loans is 30%, as shown in the table below, based on recent observed trends. Such recoveries are assumed to be received evenly over the next five years. If the recovery rate decreases to 20%, expected loss to be paid would increase from current projections by approximately $40 million.  If the recovery rate increases to 40%, expected loss to be paid would decrease from current projections by approximately $40 million.
The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2021. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

As of March 31, 2022	As of December 31, 2021
Range	Weighted Average	Range	Weighted Average
Plateau CDR	3.4%	-	35.3%	15.8%	6.5%	-	39.6%	16.4%
Final CDR trended down to	1.0%	1.0%
Liquidation rates:
Current but recently delinquent	20%	20%
30 – 59 Days Delinquent	30	30
60 – 89 Days Delinquent	40	40
90+ Days Delinquent	60	60
Bankruptcy	55	55
Foreclosure	55	55
Real Estate Owned	100	100
Loss severity on future defaults	98%	98%
Projected future recoveries on previously charged-off loans	30%	30%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total net expected recovery for all second lien U.S. RMBS was $9 million as of March 31, 2022 and the net expected recovery was $17 million as of December 31, 2021. The economic development in First Quarter 2022 was a benefit of $11 million and was primarily driven by improved transaction performance, higher recoveries for previously charged-off loans and changes in discount rates, partially offset by lower excess spread.

The Company’s base case assumed a six-month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company’s most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would increase the expected loss by approximately $5 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, reducing the

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would decrease the expected loss by approximately $6 million for HELOC transactions.

Structured Finance Excluding U.S. RMBS

    The Company projected that its total net expected loss to be paid across its troubled structured finance exposures, excluding U.S. RMBS, as of March 31, 2022 was $46 million. The largest component of these structured finance losses were student loan securitizations issued by private issuers with $53 million in BIG net par outstanding. In general, the projected losses of these student loan securitizations are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of March 31, 2022. The economic benefit across all structured finance transactions, excluding U.S. RMBS, during First Quarter 2022 was $1 million.

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

5.    Contracts Accounted for as Insurance

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives, and consolidated FG VIEs. Amounts presented in this note relate only to contracts accounted for as insurance, unless otherwise specified. See Note 6, Contracts Accounted for as Credit Derivatives, for amounts related to CDS and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for amounts that are accounted for as consolidated FG VIEs.

Premiums
Net Earned Premiums

	First Quarter
	2022	2021
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$79	$81
Accelerations from refundings and terminations (1)	128	16
Accretion of discount on net premiums receivable	6	5
Financial guaranty insurance net earned premiums	213	102
Specialty net earned premiums	1	1
Net earned premiums	$214	$103
____________________
(1)    First Quarter 2022 accelerations include $104 million related to the March Puerto Rico Resolutions. See Note 3, Outstanding Exposure for additional information.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	First Quarter
	2022	2021
	(in millions)
Beginning of year	$1,372	$1,372
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,371	1,371
Gross written premiums on new business, net of commissions	61	84
Gross premiums received, net of commissions	(83)	(103)
Adjustments:
Changes in the expected term	8	2
Accretion of discount, net of commissions on assumed business	6	4
Foreign exchange gain (loss) on remeasurement	(29)	—
Financial guaranty insurance premium receivable	1,334	1,358
Specialty insurance premium receivable	1	1
March 31,	$1,335	$1,359

Approximately 77% and 78% of gross premiums receivable, net of commissions payable at March 31, 2022 and December 31, 2021, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections and net earned premiums may differ from those of expected collections and of expected net earned premiums in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in expected lives and new business.

Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of March 31, 2022
	Future Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2022 (April 1 - June 30)	$42	$76
2022 (July 1 - September 30)	39	75
2022 (October 1 - December 31)	33	73
Subtotal 2022	114	224
2023	108	279
2024	99	257
2025	88	233
2026	84	217
2027-2031	352	892
2032-2036	246	617
2037-2041	162	366
After 2041	339	505
Total	$1,592	3,590
Future accretion		259
Total future net earned premiums		$3,849
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for Financial Guaranty Insurance Policies
with Premiums Paid in Installments

	As of
	March 31, 2022	December 31, 2021
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,334	$1,371
Deferred premium revenue	1,639	1,663
Weighted-average risk-free rate used to discount premiums	1.6%	1.6%
Weighted-average period of premiums receivable (in years)	12.6	12.7

Losses

Loss reserves are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 0.00% to 2.61% with a weighted average of 2.26% as of March 31, 2022 and 0.00% to 1.98% with a weighted average of 1.02% as of December 31, 2021.

    The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of
Sector	March 31, 2022	December 31, 2021
	(in millions)
Public finance:
U.S. public finance	$127	$60
Non-U.S. public finance	1	1
Public finance	128	61
Structured finance:
U.S. RMBS	18	(24)
Other structured finance	42	42
Structured finance	60	18
Total	$188	$79

Components of Net Reserve (Salvage)

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Loss and LAE reserve	$718	$869
Reinsurance recoverable on unpaid losses (1)	(3)	(5)
Loss and LAE reserve, net	715	864
Salvage and subrogation recoverable	(529)	(801)
Salvage and subrogation reinsurance payable (2)	2	16
Salvage and subrogation recoverable, net	(527)	(785)
Net reserve (salvage)	$188	$79
____________________
(1)    Reported in “other assets” on the condensed consolidated balance sheets.
(2)    Reported in “other liabilities” on the condensed consolidated balance sheets.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
(and therefore recognized in income but not yet received), and (iii) loss reserves that have already been established (and therefore expensed but not yet paid).

Reconciliation of Net Expected Loss to be Paid (Recovered)
to Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2022
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$383
Contra-paid, net	21
Salvage and subrogation recoverable	527
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(710)
Net expected loss to be expensed (present value)	$221

    The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of March 31, 2022
(in millions)
2022 (April 1 - June 30)	$5
2022 (July 1 - September 30)	5
2022 (October 1 - December 31)	5
Subtotal 2022	15
2023	19
2024	18
2025	17
2026	20
2027-2031	73
2032-2036	47
2037-2041	9
After 2041	3
Net expected loss to be expensed	221
Future accretion	167
Total expected future loss and LAE	$388

The following table presents the loss and LAE reported in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Loss and LAE by Sector

	First Quarter
Sector	2022	2021
	(in millions)
Public finance:
U.S. public finance	$55	$26
Non-U.S. public finance	—	(8)
Public finance	55	18
Structured finance:
U.S. RMBS	$3	$12
Other structured finance	(1)	—
Structured finance	2	12
Loss and LAE	$57	$30

In each of the years presented, the primary component of U.S. public finance loss and LAE was Puerto Rico exposures. Loss expense is a function of economic loss development, as well as the amortization of unearned premium reserve. In First Quarter 2022, the largest component of loss expense was from the public finance sector, which had loss expense of $55 million primarily attributable to Puerto Rico exposures. The public finance sector also had an economic benefit of $50 million, which was also primarily attributable to Puerto Rico exposures. The difference between public finance loss expense and economic benefit was primarily attributable to the release of unearned premium reserve associated with extinguished Puerto Rico policies that previously had expected losses.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of March 31, 2022

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	108	20	127	255	255
Remaining weighted-average period (in years)	7.6	7.9	8.3	8.1	8.1

Outstanding exposure:
Par	$2,035	$225	$3,347	$5,607	$5,579
Interest	867	41	1,173	2,081	2,077
Total (2)	$2,902	$266	$4,520	$7,688	$7,656

Expected cash outflows (inflows)	$72	$68	$3,326	$3,466	$3,453
Potential recoveries (3)	(394)	(48)	(2,473)	(2,915)	(2,903)
Subtotal	(322)	20	853	551	550
Discount	24	(3)	(189)	(168)	(167)
Expected losses to be paid (recovered)	$(298)	$17	$664	$383	$383

Deferred premium revenue	$71	$9	$235	$315	$313
Reserves (salvage)	$(317)	$15	$484	$182	$183

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
(2)Includes amounts related to FG VIEs.
(3)Represents expected inflows for future payments by obligors pursuant to restructuring agreements, settlements, excess spread on any underlying collateral and other estimated recoveries. Potential recoveries also include recoveries on certain investment grade credits, related mainly to exposures that were previously BIG and for which claims have been paid in the past.
6.    Contracts Accounted for as Credit Derivatives

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives, and FG VIEs. Amounts presented in this note relate only to contracts accounted for as derivatives. See Note 5, Contracts Accounted for as Insurance for amounts that relate to insurance and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for amounts that are accounted for as FG VIEs. The Company’s credit derivatives (financial guaranty contracts that meet the definition of a derivative in accordance with GAAP) are primarily CDS and also include interest rate swaps.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 13.4 years and 13.2 years as of March 31, 2022 and December 31, 2021, respectively.

Credit Derivatives (1)

	As of March 31, 2022		As of December 31, 2021
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,487	$(81)	$1,705	$(72)
Non-U.S. public finance	1,586	(46)	1,800	(48)
U.S. structured finance	370	(27)	400	(32)
Non-U.S. structured finance	131	(2)	135	(2)
Total	$3,574	$(156)	$4,040	$(154)
____________________
(1)    Expected loss to be paid was $6 million as of March 31, 2022 and $5 million as of December 31, 2021.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of March 31, 2022		As of December 31, 2021
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,359	38.0%	$1,503	37.2%
AA	1,217	34.1	1,283	31.8
A	407	11.4	514	12.7
BBB	531	14.8	677	16.7
BIG	60	1.7	63	1.6
Credit derivative net par outstanding	$3,574	100.0%	$4,040	100.0%

 Fair Value Gains (Losses) on Credit Derivatives

	First Quarter
	2022	2021
	(in millions)
Realized gains (losses) and other settlements	$(1)	$1
Net unrealized gains (losses)	(2)	(20)
Fair value gains (losses) on credit derivatives	$(3)	$(19)

During First Quarter 2022 unrealized fair value losses were generated primarily as a result of increases in the credit spread of underlying reference obligations, offset in part by the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company would expect to receive on these transactions, all else being held equal, decreased.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
CDS Spread on AGC (in basis points)

	As of March 31, 2022	As of December 31, 2021	As of March 31, 2021	As of December 31, 2020
Five-year CDS spread	71	49	97	132
One-year CDS spread	26	16	19	36

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC Credit Spread

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(229)	$(225)
Plus: Effect of AGC credit spread	73	71
Net fair value of credit derivatives	$(156)	$(154)

The fair value of CDS contracts as of March 31, 2022, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments

Investment Portfolio

The investment portfolio consists of both externally and internally managed portfolios. The majority of the investment portfolio is managed by three outside managers and AssuredIM, for which the Company has established investment guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

The internally managed portfolio primarily consists of the Company’s investments in: (i) securities acquired for loss mitigation purposes; (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM; (iii) new recovery bonds and CVIs received in connection with the consummation of the March Puerto Rico Resolutions and (iv) other investments including certain fixed-maturity and short-term securities and equity method investments. Equity method investments primarily consist of generally less liquid alternative investments including: an investment in renewable and clean energy and private equity funds. The Company had unfunded commitments of $96 million as of March 31, 2022 related to certain of the Company’s alternative investments.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Investment Portfolio
Carrying Value

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed	$6,316	$6,843
Loss mitigation securities and other	789	818
AssuredIM managed	537	541
Fixed-maturity securities - Puerto Rico (2)	514	—
Fixed-maturity securities - Puerto Rico, trading (3)	174	—
Short-term investments (4)	585	1,225
Other invested assets:
Equity method investments	145	169
Other	7	12
Total	$9,067	$9,608
____________________
(1)    7.3% and 7.5% of fixed-maturity securities were rated BIG as of March 31, 2022 and December 31, 2021, respectively, consisting primarily of loss mitigation securities. 7.2% and 0.9% were not rated, as of March 31, 2022 and December 31, 2021, respectively.
(2)    Represents new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions. These securities are not rated.
(3)    Represents CVIs received in connection with the consummation of the March Puerto Rico Resolutions. These securities are not rated.
(4)     Weighted average credit rating of AAA as of both March 31, 2022 and December 31, 2021, based on the lower of the Moody’s and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications.

The U.S. Insurance Subsidiaries, through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds. As of March 31, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $702 million, of which $473 million represented net invested capital and $229 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, healthcare structured capital and municipal bonds. As of March 31, 2022 and December 31, 2021, the fair value of AGAS’ interest in AssuredIM Funds was $559 million and $543 million, respectively.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not reported in “investments” on the condensed consolidated balance sheets, but rather, such AssuredIM Funds are consolidated and reported in “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles”, with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable non-controlling interests. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Accrued investment income, which is recorded in “other assets,” was $77 million as of March 31, 2022 and $69 million as of December 31, 2021. In First Quarter 2022 and First Quarter 2021, the Company did not write off any accrued investment income.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of March 31, 2022

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (5) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	47%	$3,893	$(13)	$115	$(54)	$3,941	$(3)	A
U.S. government and agencies	2	122	—	5	(5)	122	—	AA+
Corporate securities (3)	30	2,469	(5)	26	(102)	2,388	(44)	A
Mortgage-backed securities (4):
RMBS	5	437	(18)	10	(29)	400	(28)	BBB+
Commercial mortgage-backed securities (CMBS)	4	321	—	2	(1)	322	—	AAA
Asset-backed securities:
CLOs	5	440	—	—	(3)	437	—	A+
Other	5	422	(11)	22	(3)	430	(2)	CCC+
Non-U.S. government securities	2	123	—	—	(7)	116	(1)	AA-
Total available-for-sale fixed-maturity securities	100%	$8,227	$(47)	$180	$(204)	$8,156	$(78)	A-

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2021

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	43%	$3,386	$(12)	$290	$(4)	$3,660	$—	AA-
U.S. government and agencies	2	123	—	7	(2)	128	—	AA+
Corporate securities (3)	32	2,516	(1)	111	(21)	2,605	(4)	A
Mortgage-backed securities (4):
RMBS	6	454	(17)	24	(24)	437	(24)	BBB+
CMBS	4	332	—	14	—	346	—	AAA
Asset-backed securities:
CLOs	6	457	—	1	—	458	—	AA-
Other	5	420	(12)	26	(2)	432	(2)	CCC+
Non-U.S. government securities	2	134	—	5	(3)	136	—	AA-
Total available-for-sale fixed-maturity securities	100%	$7,822	$(42)	$478	$(56)	$8,202	$(30)	A+
____________________
(1)Based on amortized cost.
~~(2)~~Ratings represent the lower of the Moody’s and S&P classifications, except for loss mitigation and certain other securities, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments. New recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions are not rated.
(3)Includes securities issued by taxable universities and hospitals.
(4)U.S. government-agency obligations were approximately 30% of mortgage-backed securities as of March 31, 2022 and 31% as of December 31, 2021 based on fair value.
(5)Accumulated other comprehensive income (AOCI).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of March 31, 2022

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$849	$(47)	$28	$(4)	$877	$(51)
U.S. government and agencies	26	(1)	32	(4)	58	(5)
Corporate securities	825	(50)	49	(8)	874	(58)
Mortgage-backed securities:
RMBS	74	(1)	—	—	74	(1)
CMBS	100	(1)	—	—	100	(1)
Asset-backed securities:
CLOs	327	(3)	54	—	381	(3)
Other	17	(1)	—	—	17	(1)
Non-U.S. government securities	82	(4)	12	(2)	94	(6)
Total	$2,300	$(108)	$175	$(18)	$2,475	$(126)
Number of securities (1)		740		81		814

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2021

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$117	$(3)	$10	$(1)	$127	$(4)
U.S. government and agencies	26	—	32	(2)	58	(2)
Corporate securities	407	(12)	70	(5)	477	(17)
Mortgage-backed securities:
RMBS	4	—	—	—	4	—
Asset-backed securities:
CLOs	226	—	—	—	226	—
Non-U.S. government securities	24	(2)	8	(1)	32	(3)
Total	$804	$(17)	$120	$(9)	$924	$(26)
Number of securities (1)		355		60		410
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of March 31, 2022 and December 31, 2021 were not related to credit quality, and in the case of First Quarter 2022, primarily attributable to rising interest rates. In addition, as of March 31, 2022 the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of March 31, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 187 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2021, 23 securities had unrealized

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $56 million as of March 31, 2022 and $6 million as of December 31, 2021.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2022 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of March 31, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$202	$203
Due after one year through five years	1,956	1,948
Due after five years through 10 years	1,869	1,853
Due after 10 years	3,442	3,430
Mortgage-backed securities:
RMBS	437	400
CMBS	321	322
Total	$8,227	$8,156

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $229 million as of March 31, 2022 and $243 million as of December 31, 2021. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements, in the amounts of $1,160 million and $1,231 million, based on fair value as of March 31, 2022 and December 31, 2021, respectively.

Income from Investment Portfolio

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Income from Investment Portfolio

	First Quarter
	2022	2021
	(in millions)
Investment income:
Externally managed	$48	$51
Loss mitigation securities and other	11	16
Managed by AssuredIM (1)	4	4
Investment income	63	71
Investment expenses	(1)	(1)
Net investment income	$62	$70

Unrealized gain (loss) on trading securities (2)	$(4)	$—
Equity in earnings (losses) of investees (3)	$(11)	$9
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.
(2)    Reported in “other income (loss)”. First Quarter 2022 amount relates to securities still held as of March 31, 2022.
(3)     First Quarter 2022 includes $3 million related to fair value gains on investments where the fair value option was elected utilizing the net asset value (NAV), as a practical expedient. In addition, the Company received $5 million in dividends related to the same investment. Fair value losses in First Quarter 2021 were de minimis.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	First Quarter
	2022	2021
	(in millions)
Gross realized gains on sales available-for-sale securities	$—	$1
Gross realized losses on sales available-for-sale securities	(2)	(2)
Net foreign currency gains (losses)	—	1
Change in credit impairment and intent to sell	(5)	(4)
Other net realized gains (losses) (1)	10	1
Net realized investment gains (losses)	$3	$(3)
____________________
(1)    Net realized gains in First Quarter 2022 related primarily to the sale of one of the Company’s alternative investments.

    The following table presents the roll forward of the credit losses on available-for-sale fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2022 and 2021.

Roll Forward of Credit Losses for Available-for-Sale Fixed-Maturity Securities

	First Quarter
	2022	2021
	(in millions)
Balance, beginning of period	$42	$78
Additions for securities for which credit impairments were not previously recognized	4	1
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	1	2
Balance, end of period	$47	$81

The Company recorded credit loss expenses of $5 million in First Quarter 2022 and $3 million in First Quarter 2021. The Company did not purchase any securities with credit deterioration during the periods presented. Most of the Company’s securities with credit deterioration are loss mitigation securities.

8.    Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles

FG VIEs

Structured Finance and Other FG VIEs

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    The insurance subsidiaries are not primarily liable for the debt obligations issued by the structured finance and other FG VIEs (which excludes the Puerto Rico Trusts described below) they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on structured finance and other FG VIEs’ liabilities.

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

The structured finance and other FG VIEs’ liabilities that are guaranteed by the insurance subsidiaries are considered to be with recourse, because the insurance subsidiaries guarantee the payment of principal and interest regardless of the performance of the related FG VIEs’ assets. The structured finance and other FG VIEs’ liabilities that are not guaranteed by the insurance subsidiaries are considered to be without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs’ assets.

The Company has elected the fair value option for all assets and all liabilities of the structured finance and other FG VIEs. The change in fair value of all structured finance and other FG VIEs assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIE liabilities, which is reported in other comprehensive income (OCI). As of March 31, 2022 and December 31, 2021, the Company consolidated 26 and 25 structured finance and other FG VIEs, respectively.

Puerto Rico Trusts

In First Quarter 2022, the Company consolidated nine custodial trusts established as part of the GO/PBA Plan (Puerto Rico Trusts) discussed in Note 3, Outstanding Exposure, Exposures to Puerto Rico. With respect to certain insured securities covered by the GO/PBA Plan, insured bondholders were permitted to elect to receive custody receipts that represent an interest in the legacy insurance policy plus cash, new recovery bonds and CVIs (in aggregate, Plan Consideration) that constitute distributions under the GO/PBA Plan. For those who made this election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. The Company consolidated the Puerto Rico Trusts as its insurance subsidiaries are deemed to be the primary beneficiary given their power to collapse these trusts.

The assets within the Puerto Rico Trusts are classified as follows: new recovery bonds and certain trust certificates as available-for-sale securities ($45 million fair value, $48 million amortized cost as of March 31, 2022), and CVIs as trading securities ($8 million fair value as of March 31, 2022, de minimis unrealized gains on trading securities for the First Quarter 2022). The new recovery bonds, CVIs, and trust certificates have maturity dates ranging from 2022 to 2046. For the measurement of liabilities of the Puerto Rico Trusts, the Company elected the fair value option in order to simplify the accounting for these instruments.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Investment income on the new recovery bonds and trust certificates, unrealized gains and losses on the CVIs and the change in fair value of the Puerto Rico Trusts’ liabilities, which are all with recourse, are all reported in “fair value gains (losses) on FG VIEs” on the condensed consolidated statement of operations. Unrealized gains and losses on the new recovery bonds and trust certificates are reported in OCI. During First Quarter 2022, the consolidation of the nine Puerto Rico Trusts resulted in a $4 million loss on consolidation, which was also reported in “fair value gains (losses) on FG VIEs.”

Components of FG VIE Assets and Liabilities

Net fair value gains and losses on FG VIEs are expected to reverse to zero by maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by the insurance subsidiaries under the financial guaranty insurance contract. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 4, Expected Loss to be Paid (Recovered).

The table below shows the carrying value of all of the consolidated FG VIEs’ assets and liabilities in the condensed consolidated balance sheets, segregated by the types of assets that collateralize the respective debt obligations for FG VIEs’ liabilities.

Consolidated FG VIEs by Type of Collateral

	As of
	March 31, 2022	December 31, 2021
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$204	$221
U.S. RMBS second lien	35	39
Puerto Rico securities	53	—
Other	15	—
Total FG VIEs’ assets	$307	$260

FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$209	$227
U.S. RMBS second lien	36	42
Puerto Rico Trust liabilities	56	—
Other	15	—
Total FG VIEs’ liabilities with recourse	$316	$269

FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$19	$20
Total FG VIEs’ liabilities without recourse	$19	$20

The change in the ISCR of the FG VIEs’ assets for which the Company elected the fair value option (FG VIE assets at FVO) held as of March 31, 2022 that was reported in the condensed consolidated statements of operations for First Quarter 2022 was a loss of $5 million. The change in the ISCR of the FG VIEs’ assets at FVO held as of March 31, 2021 was a loss of $3 million for First Quarter 2021. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

    The inception-to-date change in fair value of the FG VIEs’ liabilities with recourse (all of which are measured at fair value under the fair value option) attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the insurance subsidiaries’ CDS spread from the most recent date of consolidation to the current period. In general, if the insurance subsidiaries’ CDS spread tightens, more value will be assigned to insurance subsidiaries’ credit; however, if the insurance subsidiaries’ CDS spread widens, less value is assigned to the insurance subsidiaries’ credit.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for FG VIEs Assets and Liabilities
Measured under the Fair Value Option

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$260	$255
FG VIEs’ liabilities with recourse	17	12
FG VIEs’ liabilities without recourse	15	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	47	52
Unpaid principal for FG VIEs’ liabilities with recourse (1)	333	281
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2022 through 2038.

CIVs

CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses in which the Company is the primary beneficiary. The table below summarizes the number of consolidated CIVs by type as of March 31, 2022 and December 31, 2021. As of both dates, the Company consolidated one CIV that meets the criteria for a voting interest entity, because the Company possesses substantially all of the economics and all of the decision-making of that CIV.

The Company consolidates investment vehicles when it is deemed to be the primary beneficiary, based on its power to direct the most significant activities of each VIE and its level of economic interest in the entities.

The assets and liabilities of the Company’s CIVs are held within separate legal entities. The assets of the CIVs are not available to creditors of the Company, other than creditors of the applicable CIVs. In addition, creditors of the CIVs have no recourse against the assets of the Company, other than the assets of such applicable CIVs. Liquidity available at the Company’s CIVs is not available for corporate liquidity needs, except to the extent of the Company’s investment in the funds, subject to redemption provisions. Changes in the fair value of assets and liabilities of CIVs, interest income and expense are reported in “fair value gains (losses) on consolidated investment vehicles” in the condensed consolidated statements of operations. Interest income from CLO assets is recorded based on contractual rates.

Number of Consolidated CIVs by Type

	As of
CIV Type	March 31, 2022	December 31, 2021
Funds	8	8
CLOs	9	9
CLO warehouses	3	3
Total number of consolidated CIVs	20	20

The table below summarizes the change in the number of consolidated CIVs during each of the periods. During 2022, no consolidated CLO warehouses became CLOs. During 2021, one consolidated CLO warehouse became a CLO.

Roll Forward of Number of Consolidated CIVs

	First Quarter
	2022	2021
Beginning of year	20	11
Consolidated	—	2
Deconsolidated	—	(1)
March 31,	20	12

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities of CIVs

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$68	$64
Fund investments, at fair value
Equity securities and warrants (1)	255	252
Obligations of state and political subdivisions	126	101
Corporate securities	85	98
Structured products (2)	74	62
Due from brokers and counterparties	16	49
Other	1	1
CLO and CLO warehouse assets:
Cash	90	156
CLO investments:
Loans in CLOs, fair value option	3,865	3,913
Loans in CLO warehouses, fair value option	834	331
Short-term investments, at fair value	165	145
Due from brokers and counterparties	121	99
Total assets (3)	$5,700	$5,271
Liabilities:
CLO obligations, fair value option (4)	3,598	3,665
Warehouse financing debt, fair value option (5)	339	126
Securities sold short, at fair value	36	41
Due to brokers and counterparties	844	570
Other liabilities	37	34
Total liabilities	$4,854	$4,436
____________________
(1)    Includes investments in AssuredIM Funds and other affiliated entities of $200 million and $198 million as of March 31, 2022 and December 31, 2021, respectively.
(2)    Includes investments in affiliated entities of $23 million and $25 million as of March 31, 2022 and December 31, 2021, respectively.
(3)    Includes assets of a voting interest entity as of March 31, 2022 and December 31, 2021 of $17 million and $12 million, respectively.
(4)    The weighted average maturity of CLO obligations was 6.7 years as of March 31, 2022 and 6.6 years as of December 31, 2021. The weighted average interest rate of CLO obligations was 1.9% as of March 31, 2022 and 1.8% as of December 31, 2021. CLO obligations have stated final maturity dates from 2034 to 2035.
(5)    The weighted average maturity of warehouse financing debt of CLO warehouses was 0.6 years as of March 31, 2022 and 1.8 years as of December 31, 2021. The weighted average interest rate of warehouse financing debt of CLO warehouses was 1.3% as of March 31, 2022 and 1.1% as of December 31, 2021. Warehouse financing debt will mature at various dates from 2022 to 2023.

Noncontrolling Interests in CIVs

Noncontrolling interest in CIVs represents the proportion of the consolidated funds not owned by the Company, including third parties, employees, and former employees. The majority of the noncontrolling interest is non-redeemable and presented on the statement of shareholders’ equity. The table below presents the rollforward of redeemable noncontrolling interest in CIVs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Redeemable Noncontrolling Interests in CIVs

	First Quarter
	2022	2021
	(in millions)
Beginning balance	$22	$21
Net income (loss) attributable to the redeemable noncontrolling interest	(1)	—
March 31,	$21	$21

As of March 31, 2022 the CIVs had commitments to invest $345 million.

As of March 31, 2022 and December 31, 2021, the CIVs included derivative contracts with notional amounts totaling $68 million and $49 million, respectively, and average notional amounts of $59 million and $34 million, respectively. The fair value of derivative contracts is reported in the “assets of CIVs” or “liabilities of CIVs” in the condensed consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. The net change in fair value of derivative contracts were gains of $4 million and $2 million in First Quarter 2022 and First Quarter 2021, respectively.

Certain of the CIVs have entered into financing arrangements with financial institutions, generally to provide liquidity during the CLO warehouse stage. Borrowings are generally secured by the investments purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective vehicle. When a CIV borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or other Assured Guaranty subsidiaries. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or other Assured Guaranty subsidiaries.

As of March 31, 2022, these credit facilities had varying maturities ranging from April 28, 2022 to September 15, 2023 with the aggregate principal amount not exceeding $1.0 billion. The available commitment was based on the amount of equity contributed to the warehouse which was $591 million. As of March 31, 2022, $310 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 100 basis points (bps) to 3-month LIBOR plus 100 bps (with a floor on the Euribor/LIBOR rates of zero). The CLO warehouses were in compliance with all financial covenants as of March 31, 2022.

As of March 31, 2022, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $80 million jointly and $48 million individually for the consolidated healthcare fund. The available commitment was based on the amount of equity contributed to the funds. As of March 31, 2022, $15 million was drawn down by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime Floor of 3%). The fund was in compliance with all financial covenants as of March 31, 2022.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $92 million and liabilities of $12 million as of March 31, 2022, and assets of $96 million and liabilities of $11 million as of December 31, 2021, primarily reported in “investments” and “credit derivative liabilities” on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of March 31, 2022, approximately 14 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. With respect to structured finance and other FG VIEs, as of March 31, 2022 and December 31, 2021, the Company identified 63 and 69 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
assessment of these potential triggers or events, the Company consolidated 26 and 25 structured finance and other FG VIEs as of March 31, 2022 and December 31, 2021, respectively. In addition, as of March 31, 2022 the Company consolidated nine Puerto Rico Trusts. The Company’s exposure through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

    The Company manages funds and CLOs that have been determined to be VIEs, in which the Company concluded that it is not the primary beneficiary, because it lacks a controlling financial interest. As such, the Company does not consolidate these entities. The Company’s equity interests in these entities are reported in “other invested assets” on the condensed consolidated balance sheets. The maximum exposure to loss is limited to the Company’s investment in equity interests (which is less than $1 million as of both March 31, 2022 and December 31, 2021) as well as foregone future management and performance fees. See Note 10, Asset Management Fees, for earnings and receivables from managing funds and CLOs.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During First Quarter 2022, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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
 There were no transfers from or into Level 3 during the periods presented.

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

    As of March 31, 2022, the Company used models to price 190 securities, including securities that were purchased or obtained for loss mitigation, with a Level 3 fair value of $1.1 billion. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

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

The fair value of CCS, which is reported in other assets on the condensed consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security. The change in fair value of the AGC CCS and AGM CPS are reported in “fair value gains (losses) on committed capital securities” in the condensed consolidated statements of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and AGC CDS spreads, LIBOR

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3 in the fair value hierarchy.

Supplemental Executive Retirement Plans

    The Company classifies assets included in the Company’s various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is based on the observable published daily values of the underlying mutual funds included in the plans (Level 1) or based upon the NAV of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. The change in fair value of these assets is reported in “other operating expenses” in the condensed consolidated statements of operations.

Contracts Accounted for as Credit Derivatives
The Company’s credit derivatives in the Insurance segment primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes in the fair value reported in the condensed consolidated statements of operations. The Company did not enter into CDS contracts with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions are generally terminated for an amount that approximates the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at March 31, 2022 were such that market prices of the Company’s CDS contracts were not available.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The rates used to discount future expected premium cash flows ranged from 0.45% to 2.93% at March 31, 2022 and 0.11% to 1.78% at December 31, 2021.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. As of March 31, 2022 and December 31, 2021, the use of the minimum premium did not have a significant effect on fair value. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

A credit derivative liability on protection sold is the result of contractual cash inflows on in-force transactions that are lower than what a hypothetical financial guarantor could receive if it sold protection on the same risk as of the reporting date. If the Company were able to freely exchange these contracts (i.e., assuming its contracts did not contain proscriptions on transfer

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
and there was a viable exchange market), it would realize a loss representing the difference between the lower contractual premiums to which it is entitled and the current market premiums for a similar contract. The Company determines the fair value of its CDS contracts by applying the difference between the current net spread and the contractual net spread for the remaining duration of each contract to the notional value of such contract and discounting such amounts using the LIBOR corresponding to the weighted average remaining life of the contract.

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

FG VIEs’ Assets and Liabilities

The Company elected the fair value option for the structured finance and other FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach.

For the assets in the Puerto Rico Trusts, new recovery bonds are classified as available-for-sale as Level 2 on the fair value hierarchy, CVIs are classified as trading securities as Level 2 on the fair value hierarchy, and trust certificates are classified as available-for-sale as Level 3 on the fair value hierarchy. The liabilities of the Puerto Rico Trusts are measured under the fair value option as Level 3 on the fair value hierarchy. See “ - Fixed Maturity Securities” above for a description of the fair value methodology for the recovery bonds and CVIs in the Puerto Rico Trusts, which represent the majority of the assets in the Puerto Rico Trusts.

The fair value of the residential mortgage loan FG VIEs’ assets is generally sensitive to changes in estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and, as applicable, house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could have materially changed the market value of the FG VIEs’ assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically could lead to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets.

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

The models used to price the FG VIEs’ liabilities (other than the liabilities of the Puerto Rico Trusts) generally apply the same inputs used in determining fair value of FG VIEs’ assets. For those liabilities insured by the Company, the benefit of the Company’s insurance policy guaranteeing the timely payment of debt service is also taken into account. The liabilities of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
the Puerto Rico Trusts are priced based on the value of the assets in the Puerto Rico Trusts including the value of the insurance subsidiaries financial guaranty policies.

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

The net change in the fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on financial guaranty variable interest entities” in the condensed consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in ISCR which is separately presented in other comprehensive income (OCI), and the change in fair value of available-for-sale securities, which is reported as a component of the change in unrealized gains (losses) on investments in OCI. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on financial guaranty variable interest entities”. The FG VIEs issued securities that are typically collateralized by first lien and second lien residential mortgage loans, or, in the case of the Puerto Rico Trusts, the Plan Consideration received under the GO/PBA Plan.

Assets and Liabilities of CIVs

The consolidated CLOs are collateralized financing entities (CFEs), and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured under the fair value option using the CFE practical expedient. Loans in CLOs are priced using a loan pricing service which aggregates quotes from loan market participants. The loans are all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result, the less observable CLO debt is measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs are measured at fair value and the debt of consolidated CLOs are measured as: (1) the sum of (i) the fair value of the financial assets, and (ii) the carrying value of any nonfinancial assets held temporarily; less (2) the sum of (iii) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (iv) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).

Prior to securitization, when loans are warehoused in an investment vehicle, such vehicle is not considered a CFE. The Company has elected the fair value option to measure the loans held and the debt issued by CLO warehouses to mitigate the accounting mismatch between such assets and liabilities when a CLO warehouse securitizes and becomes a CLO.

Investments held by CIVs which are listed or quoted on a national securities exchange or market are valued at their last reported sale price on the date of determination. Investments held by CIVs which are not listed or quoted on an exchange, but are traded over-the-counter, or are listed on an exchange which has no reported sales, are valued at their fair value as determined by the Company, after giving consideration to third-party data generally at the average between the offer and bid prices. The methods and procedures to value these investments may include, but are not limited to: (i) performing comparisons with prices of comparable or similar investments; (ii) obtaining valuation-related information from issuers; (iii) calculating the present value of future cash flows; (iv) assessing other analytical data and information related to the investment that is an indication of value; (v) obtaining information provided by third parties; (vi) and/or evaluating information provided by management of these investments. These fair values are generally based on dealer quotes, indications of value or pricing models that consider the time value of money, the current market, contractual prices and potential volatilities of the underlying financial instruments. Inputs are used in applying the various valuation techniques and broadly refer to the current assumptions that market participants use to make valuation decisions, including assumptions about risk. Inputs may include dealer price quotations, yield curves, credit curves, forward/CDS/index spreads, prepayments rates, strike and expiry dates, volatility statistics and other factors. Investments in private equity funds are generally valued utilizing NAV.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of March 31, 2022

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$3,871	$70	$3,941
U.S. government and agencies	—	122	—	122
Corporate securities	—	2,388	—	2,388
Mortgage-backed securities:
RMBS	—	200	200	400
CMBS	—	322	—	322
Asset-backed securities	—	25	842	867
Non-U.S. government securities	—	116	—	116
Total fixed-maturity securities, available-for-sale	—	7,044	1,112	8,156
Fixed-maturity securities, trading	—	174	—	174
Short-term investments	568	17	—	585
Other invested assets (1)	2	—	5	7
FG VIEs’ assets	—	40	267	307
Assets of CIVs (2):
Fund investments:
Equity securities and warrants	—	6	243	249
Obligations of state and political subdivisions	—	126	—	126
Corporate securities	—	2	83	85
Structured products	—	74	—	74
CLOs and CLO warehouse assets:
Loans	—	4,699	—	4,699
Short-term investments	165	—	—	165
Total assets of CIVs	165	4,907	326	5,398
Other assets	55	51	26	132
Total assets carried at fair value	$790	$12,233	$1,736	$14,759
Liabilities:
Credit derivative liabilities	$—	$—	$157	$157
FG VIEs’ liabilities (3)	—	—	335	335
Liabilities of CIVs:
CLO obligations of CFEs	—	—	3,598	3,598
Warehouse financing debt	—	308	31	339
Securities sold short	—	36	—	36
Securitized borrowing	—	—	21	21
Total liabilities of CIVs	—	344	3,650	3,994
Other liabilities	—	3	—	3
Total liabilities carried at fair value	$—	$347	$4,142	$4,489

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2021

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed-maturity securities, available-for sale
Obligations of state and political subdivisions	$—	$3,588	$72	$3,660
U.S. government and agencies	—	128	—	128
Corporate securities	—	2,605	—	2,605
Mortgage-backed securities:
RMBS	—	221	216	437
CMBS	—	346	—	346
Asset-backed securities	—	27	863	890
Non-U.S. government securities	—	136	—	136
Total fixed-maturity securities, available-for-sale	—	7,051	1,151	8,202
Short-term investments	1,225	—	—	1,225
Other invested assets (1)	6	—	6	12
FG VIEs’ assets	—	—	260	260
Assets of CIVs (2):
Fund investments:
Equity securities and warrants	—	7	239	246
Obligations of state and political subdivisions	—	101	—	101
Corporate securities	—	7	91	98
Structured products	—	62	—	62
CLOs and CLO warehouse assets:
Loans	—	4,244	—	4,244
Short-term investments	145	—	—	145
Total assets of CIVs	145	4,421	330	4,896
Other assets	53	54	25	132
Total assets carried at fair value	$1,429	$11,526	$1,772	$14,727
Liabilities:
Credit derivative liabilities	$—	$—	$156	$156
FG VIEs’ liabilities (3)	—	—	289	289
Liabilities of CIVs:
CLO obligations of CFEs	—	—	3,665	3,665
Warehouse financing debt	—	103	23	126
Securities sold short	—	41	—	41
Securitized borrowing	—	—	17	17
Total liabilities of CIVs	—	144	3,705	3,849
Other liabilities	—	1	—	1
Total liabilities carried at fair value	$—	$145	$4,150	$4,295
___________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $17 million and $19 million of equity method investments measured at fair value under the fair value option using the NAV as a practical expedient as of March 31, 2022 and December 31, 2021, respectively.
(2)    Excludes $6 million as of both March 31, 2022 and December 31, 2021 in investments in AssuredIM Funds for which the Company records a 100% noncontrolling interest. The consolidation of these funds results in a gross up of assets and noncontrolling interest on the consolidated financial statements; however, it results in no economic equity or net income attributable to AGL.
(3)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during First Quarter 2022 and First Quarter 2021.

Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
First Quarter 2022

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Other (7)
	(in millions)
Fair value as of December 31, 2021	$72	$216		$863		$260		$239		$91		$27
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	4	(1)	3	(1)	(3)	(2)	10	(4)	(1)	(4)	1	(3)
Other comprehensive income (loss)	(5)	(8)		(7)		(1)		—		—		—
Purchases	4	—		25		—		—		1		—
Sales	—	—		(3)		—		(6)		(8)		—
Settlements	(1)	(12)		(39)		(18)		—		—		—
Consolidations	—	—		—		29		—		—		—
Fair value as of March 31, 2022	$70	$200		$842		$267		$243		$83		$28
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2022 included in:
Earnings						$(3)	(2)	$8	(4)	$(2)	(4)	$1	(3)
OCI	$(5)	$(7)		$(7)		$(1)						$—

Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
First Quarter 2022

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2021	$(154)		$(289)		$(3,705)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(3)	(6)	15	(2)	64	(4)
Other comprehensive income (loss)	—		—		—
Issuances	—		—		(381)
Settlements	1		41		372
Consolidations	—		(102)		—
Fair value as of March 31, 2022	$(156)		$(335)		$(3,650)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2022 included in:
Earnings	$(3)	(6)	$38	(2)	$41	(4)
OCI			$—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
First Quarter 2021

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs - Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$54
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	2	(1)	2	(1)	6	(1)	(1)	(2)	2	(4)	(18)	(3)
Other comprehensive income (loss)	2		(4)		—		5		—		—		1
Purchases	—		—		—		94		—		8		—
Sales	—		—		—		(42)		—		(11)		—
Settlements	(1)		—		(11)		(62)		(14)		—		—
Fair value as of March 31, 2021	$103		$28		$246		$941		$281		$1		$37
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2021 included in:
Earnings									$—	(2)	$3	(4)	$(19)	(3)
OCI	$2		$(4)		$—		$5						$1

Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
First Quarter 2021

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2020	$(100)		$(333)		$(1,227)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(19)	(6)	3	(2)	6	(4)
Other comprehensive income (loss)	—		(1)		—
Issuances	—		—		(752)
Settlements	(1)		13		—
Fair value as of March 31, 2021	$(120)		$(318)		$(1,973)
Change in unrealized gains (losses) related to financial instruments held as of March 31, 2021 included in:
Earnings	$(20)	(6)	$5	(2)	$6	(4)
OCI			$(1)
____________________
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of March 31, 2022

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities available-for-sale (1):
Obligations of state and political subdivisions	$70	Yield	2.6%	-	27.1%	6.7%
RMBS	200	CPR	0.0%	-	22.5%	11.0%
		CDR	1.6%	-	12.0%	5.8%
		Loss severity	50.0%	-	125.0%	85.0%
		Yield	4.8%	-	6.4%	5.6%
Asset-backed securities:
Life insurance transactions	370	Yield	6.0%
CLOs	437	Discount margin	1.0%	-	3.1%	2.1%
Others	35	Yield	5.0%	-	10.3%	10.2%
FG VIEs’ assets (1)	267	CPR	0.9%	-	25.5%	13.2%
		CDR	1.0%	-	26.9%	7.2%
		Loss severity	45.0%	-	100.0%	77.1%
		Yield	1.7%	-	8.6%	5.4%
Assets of CIVs (3):
Equity securities and warrants	243	Yield	8.0%
		Discount rate	13.0%	-	24.2%	21.8%
		Cost	1.00x
		Market multiple-enterprise value/revenue	1.10x
		Market multiple-enterprise value/EBITDA (6)	3.00x	-	10.50x	9.21x
		Market multiple-price to book	1.85x
		Exit multiple-EBITDA	8.00x	-	12.00x	10.43x
		Exit multiple-price to book	1.30x
		Exit multiple	11.00x
		Exit cap rate	12.0%
		Terminal growth rate	4.0%
Corporate securities	83	Discount rate	21.4%	-	23.7%	22.3%
		Yield	17.2%
		Cost	1.00x
		Market multiple-enterprise value/EBITDA	3.00x
		Exit multiple-EBITDA	8.00x
Other assets (1)	25	Implied Yield	3.1%	-	3.7%	3.4%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities (1):
Credit derivative liabilities, net	$(156)	Year 1 loss estimates	0.0%	-	87.0%	1.9%
		Hedge cost (in bps)	11.9	-	53.2	21.8
		Bank profit (in bps)	0.0	-	211.3	72.2
		Internal floor (in bps)	8.8
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities	(335)	CPR	0.9%	-	25.5%	12.3%
		CDR	1.0%	-	26.9%	6.7%
		Loss severity	45.0%	-	100.0%	72.0%
		Yield	0.6%	-	7.8%	4.4%
Liabilities of CIVs:
CLO obligations of CFEs (5)	(3,598)	Yield	1.6%	-	14.2%	2.2%
Warehouse financing debt	(31)	Yield	16.2%	-	27.7%	23.7%
Securitized borrowing	(21)	Discount rate	24.2%
___________________
(1)    Discounted cash flow is used as the primary valuation technique.
(2)    Excludes several investments recorded in “other invested assets” with a fair value of $5 million.
(3)    The primary valuation technique uses the income and/or market approach; the key inputs to the valuation are yield/discount rates and market multiples.
(4)    Weighted average is calculated as a percentage of current par outstanding for all categories except for assets of CIVs, for which it is calculated as a percentage of fair value.
(5)    See CFE fair value methodology described above for consolidated CLOs.
(6)    Earnings before interest, taxes, depreciation, and amortization (EBITDA).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2021

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$72	Yield	4.4%	-	24.5%	6.2%
RMBS	216	CPR	0.0%	-	22.7%	10.4%
		CDR	1.4%	-	12.0%	5.9%
		Loss severity	50.0%	-	125.0%	84.9%
		Yield	3.8%	-	5.6%	4.5%
Asset-backed securities:
Life insurance transactions	367	Yield	5.0%
CLOs	458	Discount margin	0.0%	-	2.9%	1.8%
Others	38	Yield	3.2%	-	7.9%	7.9%
FG VIEs’ assets (1)	260	CPR	0.9%	-	24.5%	13.3%
		CDR	1.4%	-	26.9%	7.6%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.4%	-	8.0%	4.6%
Assets of CIVs (3):
Equity securities and warrants	239	Yield	7.7%
		Discount rate	14.7%	-	23.9%	21.6%
		Market multiple-enterprise value/revenue	1.10x
		Market multiple-enterprise value/EBITDA	3.00x	-	10.50x	8.95x
		Market multiple-price to book	1.85x
Corporate securities	91	Discount rate	14.7%	-	21.4%	17.8%
		Yield	16.4%
Other assets (1)	23	Implied Yield	2.7%	-	3.3%	3.0%
		Term (years)	10 years
Liabilities (1):
Credit derivative liabilities, net	(154)	Year 1 loss estimates	0.0%	-	85.8%	0.1%
		Hedge cost (in bps)	8.0	-	37.1	12.6
		Bank profit (in bps)	0.0	-	187.8	67.9
		Internal floor (in bps)	8.8
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities	(289)	CPR	0.9%	-	24.5%	13.3%
		CDR	1.4%	-	26.9%	7.6%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.4%	-	8.0%	3.7%
Liabilities of CIVs:
CLO obligations of CFEs (5)	(3,665)	Yield	1.6%	-	13.7%	2.1%
Warehouse financing debt	(23)	Yield	12.6%	-	16.0%	13.8%
Securitized borrowing	(17)	Discount rate	23.9%
		Market multiple-enterprise value/revenue	10.50x
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

Other Liabilities

Other liabilities in the table below include $36 million and $37 million as of March 31, 2022 and December 31, 2021, respectively, for AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain BlueMountain European CLOs, which was required to comply with its European risk retention obligations. The maturity dates are in 2034 and 2035. AssuredIM’s obligation under the master repurchase agreement is not guaranteed by any Assured Guaranty insurance or holding companies.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of March 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs (1)	$176	$176	$171	$171
Other assets (including other invested assets) (2)	98	99	134	135
Financial guaranty insurance contracts (3)	(2,422)	(1,677)	(2,394)	(2,315)
Long-term debt	(1,673)	(1,677)	(1,673)	(1,832)
Liabilities of CIVs (4)	(859)	(859)	(586)	(586)
Other liabilities (5)	(61)	(61)	(45)	(45)
____________________
(1)    Includes due from brokers and counterparties and cash equivalents. Carrying value approximates fair value.
(2)    Includes accrued interest, receivable for an unsettled sale of a portion of the Puerto Rico salvage and subrogation recoverable, management fees receivables and receivables for securities sold for which carrying value approximates fair value.
(3)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.
(4)    Includes due to brokers and counterparties and fund’s loan payable. Carrying value approximates fair value.
(5)    Includes accrued interest, repurchase agreement liability and payables for securities purchased for which carrying value approximates fair value.

10.    Asset Management Fees

    The following table presents the sources of asset management fees and performance fees on a consolidated basis.

Asset Management Fees

	First Quarter
	2022	2021
	(in millions)
Management fees:
CLOs (1)	$9	$11
Opportunity funds and liquid strategies	4	4
Wind-down funds	1	3
Total management fees	14	18
Performance fees	14	1
Reimbursable fund expenses	6	5
Total asset management fees	$34	$24
_____________________
(1)    To the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance fees earned from the CLOs. Gross management fees from CLOs, before rebates, were $9 million and $14 million for First Quarter 2022 and First Quarter 2021, respectively.

    The Company had management and performance fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $7 million as of March 31, 2022 and $8 million as of December 31, 2021. Performance fees in First Quarter 2022 were attributable to the healthcare and asset-based funds.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
11.    Credit Facilities

On February 3, 2022, the Company entered into a secured short-term loan facility with a major financial institution to partially fund gross payments in connection with the resolution of a portion of its Puerto Rico exposures. See Note 3, Outstanding Exposure. The short-term loan facility permitted the Company to borrow up to $550 million for up to thirty days and up to $150 million for up to six months. The Company borrowed $400 million under the thirty days portion of this facility on March 14, 2022, and repaid it in full, with interest, on March 16, 2022. The Company did not borrow any amounts under the six months portion of the facility. The one month component bore interest at 1.10% per annum and the six months component would have borne a floating interest rate equal to the forward-looking term Secured Overnight Financing Rate for a tenor of one month provided by CME Group Benchmark Administration Limited, plus 1.10% per annum. The ability of the Company to borrow under the facility has expired.

12.    Income Taxes

Overview

AGL and its Bermuda subsidiaries AG Re, AGRO, and Cedar Personnel Ltd. (collectively, the Bermuda Subsidiaries) are not subject to any income, withholding or capital gains taxes under current Bermuda law. The Company has received an assurance from the Minister of Finance in Bermuda that, in the event of any taxes being imposed, AGL and its Bermuda Subsidiaries will be exempt from taxation in Bermuda until March 31, 2035. AGL’s U.S., U.K. and French subsidiaries are subject to income taxes imposed by U.S., U.K. and French authorities, respectively, and file applicable tax returns. In addition, AGRO, a Bermuda domiciled company, has elected under Section 953(d) of the U.S. Internal Revenue Code (the Code) to be taxed as a U.S. domestic corporation.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Net deferred tax assets (liabilities)	$42	$(33)
Net current tax assets (liabilities)	(61)	(43)
____________________
(1)     Included in “other assets” or “other liabilities” on the condensed consolidated balance sheets.

Valuation Allowance

As of March 31, 2022, and December 31, 2021, the Company had $24 million of foreign tax credit (FTC) due to the 2017 Tax Cuts and Jobs Act (TCJA) for use against regular tax in future years. FTCs will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $24 million will not be utilized, and therefore maintained the valuation allowance from December 31, 2021 with respect to this tax attribute.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, the French subsidiary taxed at the French marginal corporate tax rate of 25.0% in 2022 and 27.5% in 2021, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

    A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	First Quarter
	2022	2021
	(in millions)
Expected tax provision (benefit)	$14	$(1)
Tax-exempt interest	(3)	(4)
State taxes	4	3
Foreign taxes	1	2
Stock based compensation	2	—
Total provision (benefit) for income taxes	$18	$—
Effective tax rate	20.0%	(0.9)%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	First Quarter
	2022	2021
	(in millions)
U.S.	$84	$(4)
Bermuda	27	20
U.K.	(14)	1
Other	(4)	(2)
Total	$93	$15

Revenue by Tax Jurisdiction

	First Quarter
	2022	2021
	(in millions)
U.S.	$269	$134
Bermuda	33	30
U.K.	—	13
Other	(2)	—
Total	$300	$177

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
     Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of March 31, 2022, AGUS and Assured Guaranty Overseas US Holdings Inc. had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and AGUS is currently under audit for the 2018 and 2019 tax years. The Company’s U.K. subsidiaries are not currently under examination and have open tax years of 2020 forward. The Company’s French subsidiary is not currently under examination and has open tax years of 2019 forward.

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

    In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See “Exposure to Puerto Rico” section of Note 3, Outstanding Exposure, for a description of such actions. Also in the ordinary course of their respective business, certain of AGL’s investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals, or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

14.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
First Quarter 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2021	$375	$(24)	$(21)	$(36)	$6	$300
Other comprehensive income (loss) before reclassifications	(339)	(43)	(1)	(1)	—	(384)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(1)	(5)	—	—	—	(6)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(1)	(5)	(1)	—	—	(7)
Tax (provision) benefit	—	1	—	—	—	1
Total amount reclassified from AOCI, net of tax	(1)	(4)	(1)	—	—	(6)
Other comprehensive income (loss)	(338)	(39)	—	(1)	—	(378)
Balance, March 31, 2022	$37	$(63)	$(21)	$(37)	$6	$(78)

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

Share Repurchases

    On February 23, 2022, the Board of Directors (the Board) authorized the repurchase of an additional $350 million of its common shares. Under this and previous authorizations, as of May 5, 2022, the Company was authorized to purchase $240 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2021 (January 1 - March 31)	1,986,534	$77	$38.83
2021 (April 1 - June 30)	1,887,531	88	46.63
2021 (July 1- September 30)	2,918,993	140	47.76
2021 (October 1 - December 31)	3,725,982	191	51.47
Total 2021	10,519,040	$496	47.19
2022 (January 1 - March 31) (1)	2,738,223	155	56.62
2022 (April 1 - May 5)	1,007,045	61	59.86
Total 2022	3,745,268	$216	57.49
____________________
(1)     Includes $3 million of share repurchases that was prepaid in December 2021 and settled in First Quarter 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
15.    Earnings Per Share

Computation of Earnings Per Share

	First Quarter
	2022	2021
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$66	$11
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$66	$11
Basic shares	66.3	76.7
Basic EPS	$1.00	$0.14

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$66	$11
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$66	$11
Basic shares	66.3	76.7
Dilutive securities:
Options and restricted stock awards	1.1	0.8
Diluted shares	67.4	77.5
Diluted EPS	$0.98	$0.14
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.2	0.3

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
•consequences of the conflict in Ukraine, including economic sanctions, volatility in energy prices, and the potential for increased cyberattacks;
•changes in the world’s credit markets, segments thereof, interest rates, inflation, credit spreads or general economic conditions;
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
•the possibility that acquisitions made by Assured Guaranty, including its acquisition of BlueMountain Capital Management LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities (BlueMountain Acquisition), do not result in the benefits anticipated or subject Assured Guaranty to unanticipated consequences;
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

The foregoing review of important factors should not be construed as exhaustive, and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q, as well as the risk factors included in the Company’s 2021 Annual Report on Form 10-K. The Company undertakes no obligation to update publicly or review any forward looking statement, whether as a result of new information, future developments or otherwise, except as required by law. Investors are advised, however, to consult any further disclosures the Company makes on related subjects in the Company’s reports filed with the SEC.

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

Overview

Business

The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company’s chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. The Company’s Corporate division and other activities (including financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs)) are presented separately.

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

In the Asset Management segment, the Company provides investment advisory services, which include the management of CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM) have managed structured, public finance and credit investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment, in the fourth quarter of 2019, of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company. As of March 31, 2022, AssuredIM had $17.0 billion of assets under management (AUM), including $1.4 billion that is managed on behalf of Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC).

Fees in respect of investment advisory services are the largest component of revenues for the Asset Management segment. AssuredIM is compensated for its investment advisory services generally through management fees which are based on AUM, and may also earn performance fees calculated as a percentage of net profits or based on an internal rate of return referencing distributions made to investors, in each case, in respect of funds, collateralized loan obligations (CLOs) and/or accounts which it advises.

The Corporate division consists primarily of interest expense on the debt of Assured Guaranty US Holdings Inc. (AGUS) and Assured Guaranty Municipal Holdings Inc. (AGMH) (the U.S. Holding Companies), as well as other operating expenses attributed to holding company activities, including administrative services performed by certain subsidiaries for the holding companies. Other activities include the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation). See Item 1, Financial Statements, Note 2, Segment Information.

Economic Environment

Economic activity in the U.S. and throughout the world expanded in 2021 and in the three month period ended March 31, 2022 (First Quarter 2022). According to the advance estimate released by the U.S. Bureau of Economic Analysis (BEA), real gross domestic product (GDP) increased at an annual rate of 6.9% in the fourth quarter of 2021. Although an advance estimate released by the BEA showed that GDP decreased 1.4% in First Quarter 2022, the primary reason was reported to be as a result of trade, since net imports increased as supply chains improved and businesses continued to restock. More granular measures were positive, with a 4.7% increase in consumer spending and a 5.7% increase in business investment. At the end of March 2022, the U.S. unemployment rate, seasonally adjusted, stood at 3.6%, lower than where it started the quarter at 3.9%, and down from a pandemic high of 14.7% in April 2020. More globally, the Organization for Economic Co-operation and Development (OECD) estimates that GDP in the OECD area increased by 5.1% during 2021, with U.K. GDP estimated to have grown by 6.9% for the year, in each case after experiencing material contraction in 2020. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. over the 12-month period ending March 2022 (the latest data available), as measured by the consumer price index for all urban consumers, rose to 8.5% before seasonal adjustment, the highest since December of 1981. The energy index rose 32% and the food index 8.8% over the same 12-month period, the most since the period ending May 1981. According to the U.K.’s Office for National Statistics (ONS), the Consumer Prices Index including owner occupiers’ housing costs (CPIH) rose by 6.2% in the 12 months ending March 2022, up from 5.5% in the 12 months ending February 2022 and 1.0% in the 12 months ending March 2021. Consumer price inflation does not impact the Company’s primary businesses directly, but may impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments or causes interest rates to rise more generally.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The 30-year AAA MMD rate started First Quarter 2022 at 1.49% but rose more than 100 basis points (bps) to end the quarter at 2.53%. The average rate for the quarter was 2.00%, above the 1.54% average for 2021. With the onset of the COVID-19 pandemic, the Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate to 0% to 0.25% in March 2020. However, at the FOMC’s meeting in March 2022, the FOMC decided to raise the target range for the federal funds rate to 0.25% to 0.50%, stating that it anticipated that ongoing increases in the target range will be appropriate. In addition, the FOMC said that it expected to begin reducing its holdings of treasury securities and agency debt and agency mortgage-backed securities at a coming meeting. At the conclusion of its May 3-4, 2022 meeting, the FOMC again raised the federal funds target range, this time to 0.75% to 1%, reiterating that it anticipated that ongoing increases in the target range would be appropriate. In addition, the FOMC announced that it would begin reducing its holdings of treasury securities and agency debt and agency mortgage-backed securities on June 1, 2022. The level and direction of interest rates impact the Company in numerous ways. For example, higher interest rates may make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product, and, over time, also increase the amount the Company can earn on its largely fixed-income investment portfolio. Specifically, the level of interest rates on the U.S. municipal bonds the Company enhances influences how high a premium the Company can charge for its public finance financial guaranty insurance product, with higher interest rates generally increasing the premium rates the Company may charge. On the other hand, high interest rates decrease the amount of excess spread available to support the distressed residential mortgage-backed securities (RMBS) the Company insures and reduce the market value of its largely fixed rate fixed-maturity securities in the investment portfolio. The Company believes further increases in interest rates and spreads in 2022, should it occur, could increase demand for insurance and permit it to increase its premium rates on new business.

The difference, or credit spread, between the 30-year A-rated general obligation relative to the 30-year AAA MMD averaged 39 bps in First Quarter 2022 up from 33 bps in 2021 but still below the 42 bps in 2020. BBB credit spreads measured on the same basis averaged 72 bps in First Quarter 2022, up modestly from the 70 bps in full year 2021. The level of credit spreads also influences how high a premium the Company can charge for its financial guaranty insurance product, with tighter credit spreads generally lowering the premium rates the Company may charge.

Home prices continued their recent surge in the First Quarter of 2022. According to the National Association of Realtors, the median existing-home price for all housing types in March 2022 was $375,300, a 15% year-over-year increase and up from $358,000 in December 2021. Existing home sales were 5.8 million in March 2022, up 4.5% year over year. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported an 19.8% annualized gain in February 2022 (the latest data available), compared to 19.1% in the previous month. The 10-City Composite annual increase came in at 18.6%, compared to 17.3% in the previous month. The 20-City Composite posted an 20.2% year-over-year gain, compared to 18.9% in the previous month. Home prices in the U.S. impact the performance of the Company's insured RMBS portfolio. Improved home prices generally result in fewer losses or more reimbursements with respect to the Company's distressed insured RMBS risks, and may impact the amount of losses or reimbursements it projects for its distressed legacy RMBS insured portfolio.

Impact of COVID-19

Variants of COVID-19 continue to spread throughout the world, while the production, acceptance, and distribution of vaccines and therapeutics for it are proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. The ultimate size, depth, course and duration of the pandemic, and the effectiveness, acceptance, and distribution of vaccines and therapeutics for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company’s business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

From shortly after the pandemic reached the U.S. through early 2021, the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various intermittent closures and capacity and travel restrictions or an economic downturn. Given significant federal funding to state and local governments in 2021 and the performance it observed, the Company’s surveillance department has reduced the supplemental procedures. However, it is still monitoring those sectors it identified as most at risk for any developments related to COVID-19 that may impact the ability of issuers to make upcoming debt service payments. The Company has paid only relatively small insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19, and has already received reimbursement for most of those claims.

The Company began operating remotely in accordance with its business continuity plan in March 2020 in response to the COVID-19 pandemic, instituting mandatory remote work policies in its offices in Bermuda, U.S., U.K. and France. By the end of February 2022, the Company had reopened all of its offices, choosing a hybrid remote and office work model in response to employee feedback and as part of its commitment to providing a safe and healthy workplace. Whether its employees are working remotely or in a hybrid remote and office work model, the Company continues to provide the services and communications it normally would.

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

    On the other hand, the persistently low interest rate environment and relatively tight U.S. municipal credit spreads have dampened demand for bond insurance compared to the levels before the financial crisis that began in 2008. The Company believes that if interest rates further increase in 2022, demand for bond insurance may improve.

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

            U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	First Quarter 2022	First Quarter 2021	Year Ended December 31, 2021
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$96.8	$104.5	$456.7
Total insured	$8.2	$8.5	$37.5
Insured by Assured Guaranty	$4.8	$5.5	$22.6
Number of issues:
New municipal bonds issued	2,288	2,698	11,819
Total insured	408	514	2,198
Insured by Assured Guaranty	168	252	1,076
Bond insurance market penetration based on:
Par	8.5%	8.1%	8.2%
Number of issues	17.8%	19.1%	18.6%
Single A par sold	36.5%	27.0%	26.6%
Single A transactions sold	57.7%	56.7%	56.6%
$25 million and under par sold	20.8%	21.3%	21.3%
$25 million and under transactions sold	20.7%	21.9%	21.7%
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

After over five years of negotiations, on March 15, 2022, a substantial portion of the Company’s Puerto Rico exposure was resolved in accordance with three orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico):

•On January 18, 2022, the Federal District Court of Puerto Rico, acting under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA), entered an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan). The GO/PBA Plan restructured approximately $35 billion of debt (including the Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) bonds insured by the Company) and other claims against the government of Puerto Rico and certain entities as well as $50 billion in pension obligations (none of which pension obligations are insured by the Company), all consistent with the terms of the settlement embodied in a revised GO and PBA plan support agreement (PSA) entered into by AGM and AGC on February 22, 2021, with certain other stakeholders, the Commonwealth, and the financial oversight and management board (the FOMB) (GO/PBA PSA).

•On January 20, 2022, the Federal District Court of Puerto Rico, acting under Title VI of PROMESA, entered an order under Title VI of PROMESA (PRCCDA Modification) modifying the debt of the Puerto Rico Convention Center District Authority (PRCCDA).
•On January 20, 2022, the Federal District Court of Puerto Rico, acting under Title VI of PROMESA, entered another order under Title VI of PROMESA (PRIFA Modification) modifying certain debt of the Puerto Rico Infrastructure Financing Authority (PRIFA).

As a result of the consummation on March 15, 2022, of each of the GO/PBA Plan, PRCCDA Modification and PRIFA Modification (together, the March Puerto Rico Resolutions), including claim payments made by the Company under the March Puerto Rico Resolutions, the Company’s obligations under its insurance policies covering debt of PRCCDA and PRIFA were extinguished, and its insurance exposure to Puerto Rico GO and PBA was greatly reduced. The Company believes the consummation of the March Puerto Rico Resolutions on March 15, 2022, mark a milestone in its Puerto Rico loss mitigation efforts. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure and the Insured Portfolio section below.

    In connection with the consummation of the March Puerto Rico Resolutions the Company received substantial amounts of new recovery bonds and contingent value instruments (CVIs). The Company has sold some of the new recovery bonds and CVIs it received and may continue to sell amounts it still retains, subject to market conditions. The fair value of such securities held by the Company as of March 31, 2022, is included in the lines “fixed-maturity securities - Puerto Rico, available-for-sale” and “fixed-maturity securities - Puerto Rico, trading” in the table “Investment Portfolio Carrying Value” of Item 1, Financial Statements, Note 7, Investments.

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

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of March 31, 2022, AssuredIM was a top 25 CLO manager by AUM, as published by Creditflux Ltd. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending and liquid strategies relating to municipal obligations.

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

Additionally, the Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company allocated $750 million of capital to invest in funds managed by AssuredIM plus $550 million of the AGM, AGC and, until its merger with AGM on April 1, 2021, MAC, (collectively, the U.S. Insurance Subsidiaries) invested assets now managed by AssuredIM under an Investment Management Agreement (IMA). The Company is using these allocations to: (a) launch new products (CLOs, opportunity funds and liquid strategy funds) on the AssuredIM platform; and (b) enhance the returns of its own investment portfolio.

As of March 31, 2022, AG Asset Strategies LLC (AGAS) had committed $702 million to funds managed by AssuredIM (AssuredIM Funds), including $229 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, asset-based finance, healthcare structured capital and municipal bonds.

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

From 2013 through May 5, 2022, the Company has repurchased 135.8 million common shares for approximately $4,374 million, representing approximately 70.0% of the total shares outstanding at the beginning of the repurchase program in 2013. On February 23, 2022, the AGL Board of Directors (the Board) authorized the repurchase of an additional $350 million of common shares. Under this and previous authorizations, as of May 5, 2022, the Company was authorized to purchase $240 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2021	$4,158	132.0	$31.50
2022 (First Quarter)	155	2.7	56.62
2022 (through May 5)	61	1.0	59.86
Cumulative repurchases since the beginning of 2013	$4,374	135.8	32.21

Accretive Effect of Cumulative Repurchases (1)

	First Quarter 2022	As of March 31, 2022
	(per share)
Net income (loss) attributable to AGL	$0.51
Adjusted operating income	0.75
Shareholders’ equity attributable to AGL		$38.45
Adjusted operating shareholders' equity		39.16
Adjusted book value		68.20
_________________
(1)    Represents the estimated accretive effect of cumulative repurchases since the beginning of 2013.

The Company considers the appropriate mix of debt and equity in its capital structure. On May 26, 2021, the Company issued $500 million of 3.15% Senior Notes, due in 2031 for net proceeds of $494 million. On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes were used to redeem $200 million of AGMH debt as follows: all $100 million of AGMH’s 6 7/8% Quarterly Interest Bonds due in 2101, and $100 million of the $230 million of AGMH’s 6.25% Notes due in 2102. On August 20, 2021, the Company issued $400 million of 3.6% Senior Notes, due in 2051 for net proceeds of $395 million. On September 27, 2021, all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $400 million of AGMH and AGUS debt as follows: all $100 million of AGMH’s 5.60% Notes due in 2103; the remaining $130 million of AGMH 6.25% Notes due in 2102; and $170 million of the $500 million of AGUS 5% Senior Notes due in 2024. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies” for the U.S. Holding Companies’ long-term debt.

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

Executive Summary

This executive summary of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Quarterly Report. For a more detailed description of events, trends and uncertainties, as well as the capital, liquidity, credit, operational and market risks and the critical accounting policies and estimates affecting the Company, this Quarterly Report should be read in its entirety and in addition to the Company’s 2021 Annual Report on Form 10-K.

The primary drivers of volatility in the Company’s net income include: changes in fair value of credit derivatives, FG VIEs, CIVs, and committed capital securities (CCS), loss and loss adjustment expense (LAE), foreign exchange gains (losses), the level of refundings of insured obligations, and changes in the value of the Company’s alternative investments, as well as the effects of any large settlements, commutations and loss mitigation strategies, among other factors. Changes in the fair value of AssuredIM Funds affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	First Quarter
	2022	2021
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$66	$11
Net income (loss) attributable to AGL per diluted share	$0.98	$0.14
Weighted average diluted shares	67.4	77.5

Non-GAAP
Adjusted operating income (loss) (2)	$90	$43
Adjusted operating income per diluted share	$1.34	$0.55
Weighted average diluted shares	67.4	77.5

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$(10)	$—
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$(0.14)	$—

Components of total adjusted operating income (loss)
Insurance segment	$133	$79
Asset Management segment	—	(7)
Corporate division	(33)	(29)
Other (1)	(10)	—
Adjusted operating income (loss)	$90	$43

Insurance Segment
Gross written premiums (GWP)	$70	$87
Present value of new business production (PVP) (2)	69	86
Gross par written	4,471	5,472

Asset Management Segment
AUM
Inflows - third party	$91	$873
Inflows - intercompany	—	145

	As of March 31, 2022		As of December 31, 2021
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,802	$89.20	$6,292	$93.19
Adjusted operating shareholders' equity (2)	5,860	90.09	5,991	88.73
Adjusted book value (2)	8,665	133.21	8,823	130.67
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	22	0.34	32	0.47
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	13	0.19	23	0.34
Common shares outstanding (3)	65.0		67.5
____________________
(1)    Relates to the effect of consolidating FG VIEs and CIVs.
(2)    See “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (GAAP), a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available, and for additional details.
(3)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues:
Net earned premiums	$214	$103
Net investment income	62	70
Asset management fees	34	24
Net realized investment gains (losses)	3	(3)
Fair value gains (losses) on credit derivatives	(3)	(19)
Fair value gains (losses) on CCS	1	(19)
Fair value gains (losses) on FG VIEs	6	5
Fair value gains (losses) on CIVs	14	16
Foreign exchange gains (losses) on remeasurement	(30)	—
Other income (loss)	(1)	—
Total revenues	300	177
Expenses:
Loss and LAE	57	30
Interest expense	20	21
Amortization of deferred acquisition costs (DAC)	4	3
Employee compensation and benefit expenses	73	60
Other operating expenses	42	57
Total expenses	196	171
Income (loss) before income taxes and equity in earnings (losses) of investees	104	6
Equity in earnings (losses) of investees	(11)	9
Income (loss) before income taxes	93	15
Less: Provision (benefit) for income taxes	18	—
Net income (loss)	75	15
Less: Noncontrolling interests	9	4
Net income (loss) attributable to Assured Guaranty Ltd.	$66	$11

Effective tax rate	20.0%	(0.9)%

    Net income attributable to AGL for First Quarter 2022 was higher compared with the three month period ended March 31, 2021 (First Quarter 2021) primarily due to:

•higher net earned premiums of $214 million in First Quarter 2022 compared with $103 million in First Quarter 2021,

•fair value gains on CCS in First Quarter 2022 compared with losses in First Quarter 2021, and

•lower fair value losses on credit derivatives in First Quarter 2022 compared with First Quarter 2021.

These increases were offset in part by:

•foreign exchange losses on remeasurement in First Quarter 2022,

•higher loss expense in First Quarter 2022 compared First Quarter 2021, and

•losses in equity method alternative investments.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 25%, and no taxes for the Company’s Bermuda subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate in First Quarter 2022 was higher than in First Quarter 2021 due primarily to differences in the portion of income generated by various jurisdictions.

Adjusted Operating Income

Adjusted operating income in First Quarter 2022 was $90 million, compared with $43 million in First Quarter 2021. The increase was primarily attributable to higher insurance segment adjusted operating income due to the March Puerto Rico Resolutions. See “— Results of Operations — Reconciliation to GAAP” below.

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL declined mainly due to unrealized losses on the available-for-sale fixed-maturity investment portfolio that were a result of higher interest rates and share repurchases. Adjusted operating shareholders’ equity and adjusted book value declined from December 31, 2021, mainly due to share repurchases and dividends, partially offset, in the case of adjusted book value, by net written premiums on new business production.

Shareholder’s equity attributable to AGL per share, adjusted operating shareholders’ equity per share and adjusted book value per share were $89.20, $90.09 and $133.21, respectively as of March 31, 2022. Shareholders’ equity per share declined primarily due to unrealized losses on the available-for-sale fixed maturity portfolio. The increase in adjusted operating shareholders’ equity per share and adjusted book value per share was primarily due to the accretive effect of the share repurchase program. In the case of adjusted book value per share, net premiums written in the Insurance segment also contributed to the increase compared with December 31, 2021. See “— Overview — Key Business Strategies , Accretive Effect of Cumulative Repurchases” table above. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

Other Matters

Russia’s Invasion of Ukraine

Russia’s invasion of Ukraine has led to the imposition of economic sanctions by many western countries against Russia and certain Russian individuals, dislocation in global energy markets, massive refugee movements, and probable default by certain Russian credits. The economic sanctions imposed by western governments, along with decisions by private companies regarding their presence in Russia, continue to reduce western economic ties to Russia and to reshape global economic and political ties more generally, and the Company cannot predict all of the potential effects of the conflict on the world or on the Company.

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $327 million in net par outstanding as of March 31, 2022, comprising $255 million net par exposure to the sovereign debt of Poland and $72 million net par exposure to a toll road in Hungary. The Company rates the toll road exposure below-investment-grade (BIG).

Inflation

As described above under "Overview -- Economic Environment", by some measures consumer inflation in the U.S. and the U.K. has been higher in the last few months than it has been in decades, and interest rates generally have increased. Concerns have been expressed in the financial press about inflation taking hold in the economy. Inflation and higher interest rates could impact the Company in numerous ways. For example, higher interest rates might make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product, and, over time, also increase the amount the Company can earn on its largely fixed-maturity investment portfolio. On the other hand, high interest rates would decrease the amount of excess spread available to support the distressed RMBS the Company insures, would reduce the market value of its largely fixed rate fixed maturity investment portfolio and may make it more difficult for obligors to repay obligations the Company guarantees. The Federal Reserve Board has communicated its intention to raise interest rates, and the Company believes further increases in interest rates and spreads in 2022, should they occur, could increase demand for insurance and permit the Company to increase its premium rates on new business, although there can be no assurance that this would occur.

LIBOR Sunset

ICE Benchmark Administration (IBA) and U.K. Financial Conduct Authority (FCA) first announced in 2017 that the publication of London Interbank Offered Rate (LIBOR) would cease at the end of 2021. Many legal documents entered into prior to that time did not include robust fallback language contemplating the permanent suspension of the publication of LIBOR. On March 5, 2021, IBA and FCA confirmed a representative panel of banks will continue setting 1, 3, 6 and 12-month U.S. Dollar LIBOR through June 2023, rather than December 31, 2021 as originally announced. The Company believes that the continued publication of U.S. Dollar LIBOR on the current basis after June 2023 is unlikely. The publication of all sterling LIBOR rates ceased on December 31, 2021, as originally announced.

The Company has exposure to LIBOR in the following areas: (i) issuers of obligations the Company insures have obligations, assets and hedges that reference LIBOR, and some loss mitigation securities held in the investment portfolio reference LIBOR, (ii) debt issued by the U.S. Holding Companies currently pay or will convert to, a floating interest rate tied to LIBOR, (iii) CCS from which the Company benefits pay interest tied to LIBOR, and (iv) certain obligations issued by, and certain assets owned by, the Company’s CIVs pay interest tied to LIBOR.

    U.S. Dollar LIBOR. On March 15, 2022, the U.S. president signed into law the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) which provides, among other things, a transition to the Secured Overnight Finance Rate (SOFR) as a benchmark replacement for LIBOR-based contracts that do not have adequate fallback language or a replacement rate is not selected by a determining person. The LIBOR Act eliminates the need to seek amendments to our LIBOR-based contracts that do not contain adequate fallback language. New York and other states have also passed legislation similar to the LIBOR Act.

Sterling LIBOR. The Company is cooperating with the relevant parties to amend the relevant documents referencing sterling LIBOR in its insured portfolio to instead reference Sterling Overnight Interbank Average Rate (SONIA), and the Company believes such amendments will be completed by year end 2022. In the meantime, the FCA has authorized temporary use of synthetic sterling LIBOR, which approximates what sterling LIBOR might have been.

Income Taxes

    The U.S. Internal Revenue Service and Department of the Treasury issued final and proposed regulations in October 2020 relating to the tax treatment of passive foreign investment companies (PFIC). The final regulations are not expected to have a material impact to the Company’s business operation or its shareholders and the proposed regulations are continuing to be evaluated.

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

The accounting policies that the Company believes are the most dependent on the application of judgment, estimates and assumptions are listed below. See Part II. Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2021 Annual Report on Form 10-K, for the Company’s significant accounting policies which includes a reference to the note where further details regarding the significant estimates and assumptions are provided, as well as Part II. Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2021 Annual Report on Form 10-K, for further details regarding sensitivity analysis.

•Expected loss to be paid (recovered)
•Fair value of certain assets and liabilities, primarily:
▪Investments
▪Assets and liabilities of CIVs
▪Assets and liabilities of FG VIEs
▪Credit derivatives
•Recoverability of goodwill and other intangible assets
•Credit impairment of financial instruments
•Revenue recognition
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

Results of Operations by Segment

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 1, Financial Statements, Note 2, Segment Information.

Insurance Segment Results

Insurance Segment Results

	First Quarter
	2022	2021
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$219	$107
Net investment income	63	73
Other income (loss)	(4)	(1)
Total segment revenues	278	179
Segment expenses
Loss expense	60	30
Interest expense	1	—
Amortization of DAC	4	3
Employee compensation and benefit expenses	38	36
Other operating expenses	19	37
Total segment expenses	122	106
Equity in earnings (losses) of investees	(1)	19
Segment adjusted operating income (loss) before income taxes	155	92
Less: Provision (benefit) for income taxes	22	13
Segment adjusted operating income (loss)	$133	$79

    Net Earned Premiums and Credit Derivative Revenues

    Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of financial guaranty insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, books of business acquired in a business combination or reassumptions of previously ceded business. See Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Premiums, for additional information.

Net earned premiums due to accelerations are attributable to changes in the expected lives of insured obligations driven by: (i) refundings of insured obligations; or (ii) terminations of insured obligations either through negotiated agreements or the exercise of the Company’s contractual rights to make claim payments on an accelerated basis.

    Refundings occur in the public finance market when municipalities and other public finance issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When such issuers pay down insured obligations prior to their originally scheduled maturities, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the remaining nonrefundable deferred premium revenue. The amortization of our outstanding book of business along with the previously high levels of refunding activity has led to a lower volume of refunding opportunities over the last several years, except for refundings of Puerto Rico polices under the March Puerto Rico Resolutions.

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

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	First Quarter
	2022	2021
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$71	$72
Accelerations:
Refundings	128	16
Terminations	—	—
Total accelerations	128	16
Total public finance	199	88
Structured finance scheduled net earned premiums (1)	15	15
Specialty insurance and reinsurance	1	1
Total net earned premiums	215	104

Credit derivative revenues:
Scheduled net earned premiums	2	3
Accelerations	2	—
Total credit derivative revenues	4	3
Total net earned premiums and credit derivative revenues	$219	$107
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues in First Quarter 2022 increased compared with First Quarter 2021 primarily due to refundings of $104 million associated with the March Puerto Rico Resolutions as discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure. As of March 31, 2022, $3.6 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	First Quarter
	2022	2021
	(in millions)
GWP
Public Finance—U.S.	$49	$79
Public Finance—non-U.S.	16	5
Structured Finance—U.S.	5	3
Structured Finance—non-U.S.	—	—
Total GWP	$70	$87
PVP (1):
Public Finance—U.S.	$49	$81
Public Finance—non-U.S.	12	3
Structured Finance—U.S.	2	2
Structured Finance—non-U.S. (1)	6	—
Total PVP	$69	$86
Gross Par Written (2):
Public Finance—U.S.	$3,931	$5,427
Public Finance—non-U.S.	223	—
Structured Finance—U.S.	60	45
Structured Finance—non-U.S. (1)	257	—
Total gross par written	$4,471	$5,472
Average rating on new business written	A-	A-
____________________
(1)    First Quarter 2022 PVP and gross par written includes the present value of future premiums and exposure, respectively, associated with a financial guarantee written by the Company that, under GAAP, is accounted for under ASC 460, Guarantees.
(2)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

U.S. public finance GWP and PVP in First Quarter 2022 was lower than the comparable GWP and PVP in First Quarter 2021, primarily due to a large transaction closed in First Quarter 2021 that did not recur. The average rating of U.S. public finance par written was A- in First Quarter 2022, which is consistent with the average rating in First Quarter 2021. The Company's direct par written represented 58% of the total U.S. municipal market insured issuance in First Quarter 2022, compared with 65% in First Quarter 2021, and the Company’s penetration of all municipal issuance was 4.9% in First Quarter 2022 compared with 5.3% in First Quarter 2021.

In First Quarter 2022, non-U.S. public finance GWP and PVP were primarily attributable to a U.K. water liquidity guarantee and a restructuring of an existing U.K. water transaction.

In First Quarter 2022, structured finance GWP is primarily attributable to U.S. credits. Non-U.S. structured finance PVP primarily includes guarantees of rental income cash flows, for which no GWP is reported under GAAP.

Income from Investment Portfolio

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Equity method investments in the Insurance segment include investments that the U.S. Insurance Subsidiaries make in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the change in net asset value (NAV) of AssuredIM Funds and the Company’s share of earnings of its other equity method alternative investments. The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. As of March 31, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $702 million, of which $473 million represented net invested capital and $229 million was undrawn.

Insurance Segment
Income from Investment Portfolio

	First Quarter
	2022	2021
	(in millions)
Net investment income
Externally managed	$47	$51
Loss mitigation securities and other	12	17
Managed by AssuredIM (1)	4	4
Intercompany loans	2	2
Investment income	65	74
Investment expenses	(2)	(1)
Net investment income	$63	$73

Other income:
Unrealized gain (loss) on trading securities	$(4)	$—

Equity in earnings (losses) of investees
AssuredIM Funds	$11	$10
Other	(12)	9
Equity in earnings (losses) of investees	$(1)	$19
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

    Net investment income for First Quarter 2022 decreased compared to First Quarter 2021, primarily due to lower average balances in fixed-maturity securities as short term investments were accumulated to meet liquidity needs as a result of the consummation of the March Puerto Rico Resolutions on March 15, 2022. The overall pre-tax book yield was 3.15% as of March 31, 2022 and 3.23% as of March 31, 2021. Excluding the internally managed portfolio, pre-tax book yield was 2.93% as of March 31, 2022 and 2.94% as of March 31, 2021.

Equity in earnings of AssuredIM Funds in First Quarter 2022 was primarily attributable to higher valuations of assets held in CLO, healthcare and asset-based funds. The fair value gains on investments in AssuredIM Funds in First Quarter 2021 was primarily attributable to changes in the NAV of CLO funds. Equity in earnings of other investments decreased in First Quarter 2022 compared with First Quarter 2021 primarily due to a stock price decline on a specific investment in a private equity fund.

CVIs issued by Puerto Rico and received as part of the March Puerto Rico Resolutions are classified as trading with changes in fair value reported in other income. The fair value of such instruments as of March 31, 2022 was $174 million.

Other Income (Loss)

    Other income (loss) consists of recurring items such as ancillary fees on financial guaranty policies for commitments and consents, foreign exchange gain (loss) on remeasurement, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries. Beginning in First Quarter 2022, other income (loss) also included unrealized gain (loss) on the portfolio of trading securities.

    Economic Loss Development

The insured portfolio includes policies accounted for under three separate accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies used in estimating the expected loss to be paid (recovered) for all contracts and the accounting policies for measurement and recognition under GAAP for each type of contract, see the notes listed below in Part II. Item 8, Financial Statements and Supplementary Data, of the Company’s 2021 Annual Report on Form 10-K:

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

Risk-Free Rates Used in Expected Loss (Recovery) for
U.S. Dollar Denominated Obligations

	As of March 31, 2022			As of December 31, 2021			As of March 31, 2021			As of December 31, 2020
Range	0.00%	–	2.61%	0.00%	–	1.98%	0.00%	–	2.49%	0.0%	–	1.72%
Weighted average	2.26%			1.02%			0.88%			0.60%

The composition of economic loss development (benefit) by accounting model and by sector are presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Accounting Model	March 31, 2022	December 31, 2021	2022	2021
	(in millions)
Insurance	$388	$364	$(44)	$16
FG VIEs	38	42	(4)	(6)
Credit derivatives	6	5	4	3
Total	$432	$411	$(44)	$13

Net exposure rated below-investment-grade (BIG)	$5,783	$7,440

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		First Quarter
Sector	March 31, 2022	December 31, 2021	2022	2021
	(in millions)
U.S. public finance	$181	$197	$(48)	$15
Non-U.S. public finance	10	12	(2)	(12)
Structured finance
U.S. RMBS	195	150	7	11
Other structured finance	46	52	(1)	(1)
Structured finance	241	202	6	10
Total	$432	$411	$(44)	$13

Effect of changes in the risk-free rates included in economic loss development (benefit)			$(47)	$(48)

        First Quarter 2022 Net Economic Loss Development

Public Finance: The economic benefit on U.S. exposures in First Quarter 2022 was $48 million, and was primarily attributable to Puerto Rico exposures and changes in discount rates. Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $3.7 billion as of March 31, 2022 compared with $5.4 billion as of December 31, 2021. The reduction in net par was primarily due to the March Puerto Rico Resolutions discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure. The Company projected that its total net expected loss to be paid across its troubled U.S. public finance exposures as of March 31, 2022 is $181 million, compared with $197 million as of December 31, 2021.

U.S. RMBS: The economic loss development attributable to U.S. RMBS was $7 million and was mainly attributable to a $43 million loss related to lower excess spread, partially offset by a $22 million benefit related to changes in discount rates and an $11 million benefit related to improved performance in certain transactions.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered) for additional information.

First Quarter 2021 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of March 31, 2021 compared with $5.4 billion as of December 31, 2020. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of March 31, 2021 was $228 million compared with $305 million as of December 31, 2020. Economic loss development on U.S. public finance exposures in First Quarter 2021 was $15 million, which was primarily attributable to Puerto Rico exposures. The economic benefit was approximately $12 million for non-U.S. public finance exposures during First Quarter 2021 mainly due to the restructuring of certain exposures and the impact of higher Euro Interbank Offered Rate (Euribor).

U.S. RMBS: The economic loss development attributable to U.S. RMBS was $11 million and was mainly related to a reduction of excess spread of $58 million, partially offset by changes in discount rates, which was a gain of $33 million, and improved performance in certain transactions and higher recoveries for secured charged-off loans.

    Insurance Segment Loss Expense

    The primary differences between net economic loss development and the amount reported as “loss and LAE” in the consolidated statements of operations are that loss and LAE: (1) considers deferred premium revenue in the calculation of loss reserves for financial guaranty insurance contracts; (2) eliminates loss and LAE related to FG VIEs; and (3) does not include estimated losses on credit derivatives.

    Insurance segment loss expense includes loss and LAE on financial guaranty insurance contracts and losses on credit derivatives, without giving effect to eliminations related to consolidation of FG VIEs.

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

The amount of Insurance segment loss expense, which includes all policies regardless of form, is a function of the amount of economic loss development discussed above and the deferred premium revenue amortization in a given period, on a contract-by-contract basis.

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

The following table presents the Insurance segment loss expense.

Insurance Segment
Loss Expense

	First Quarter
	2022	2021
	(in millions)
U.S. public finance	$55	$26
Non-U.S. public finance	—	(8)
Structured finance
U.S. RMBS	6	12
Other structured finance	(1)	—
Structured finance	5	12
Total Insurance segment loss expense	$60	$30

    Loss expense is a function of economic loss development, as well as the amortization of unearned premium reserve. In First Quarter 2022, the largest component of loss expense was from the public finance sector, which had loss expense of $55 million primarily attributable to Puerto Rico exposures. The public finance sector also had an economic benefit of $50 million, which was also primarily attributable to Puerto Rico exposures. The difference between public finance loss expense and economic benefit was primarily attributable to the release of unearned premium reserve associated with extinguished Puerto Rico policies that previously had expected losses.

Loss expense in First Quarter 2021 was mainly driven by certain Puerto Rico transactions and U.S. RMBS exposures. For First Quarter 2021, these losses were partially offset by a benefit in certain European exposures.

    For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance, Losses.

Other Operating Expenses

The decrease in other operating expenses in First Quarter 2022 compared with First Quarter 2021 was primarily attributable to the write-off of a $16 million intangible asset attributable to MAC insurance licenses in First Quarter 2021. MAC was merged with and into AGM on April 1, 2021. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information.

Financial Strength Ratings

    On March 18, 2022, Moody’s Investors Service, Inc. (Moody’s) upgraded the financial strength rating of AGM and AGUK to A1 (stable) from A2 (stable).

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC	Kroll Bond Rating Agency	Moody’s Investors Service, Inc.	A.M. Best Company, Inc.
AGM	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	A1 (stable) (3/18/22)	—
AGC	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	(1)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (7/8/21)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (7/8/21)	—	—	A+ (stable) (7/15/21)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	A1 (stable) (3/18/22)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/8/21)	AA+ (stable) (10/20/21)	—	—
____________________
(1)    AGC requested that Moody’s withdraw its financial strength ratings of AGC in January 2017, but Moody’s denied that request. On March 18, 2022, Moody’s upgraded the financial strength rating of AGC to A2 (stable) from A3 (stable).

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

Asset Management Segment Results

Asset Management Segment Results

	First Quarter
	2022	2021
	(in millions)
Segment revenues
Management fees (1)	$21	$19
Performance fees	16	1
Other income (loss)	2	—
Total segment revenues	39	20
Segment expenses
Employee compensation and benefit expenses	29	19
Other operating expenses (1) (2)	10	10
Total segment expenses	39	29
Segment adjusted operating income (loss) before income taxes	—	(9)
Less: Provision (benefit) for income taxes	—	(2)
Segment adjusted operating income (loss)	$—	$(7)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross as revenues.
(2)    Includes amortization of intangible assets of $3 million in both First Quarter 2022 and First Quarter 2021.

    Management and Performance Fees

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

Management Fees

	First Quarter
	2022	2021
	(in millions)
CLOs	$12	$12
Opportunity funds and liquid strategies	8	4
Wind-down funds	1	3
Total management fees	$21	$19

Fees from opportunity funds increased primarily due to higher AUM of $1.9 billion March 31, 2022 compared with $1.5 billion as of March 31, 2021. Fees from the wind-down funds decreased as distributions to investors continued. As of March 31, 2022, AUM of the wind-down funds was $0.5 billion compared with $1.3 billion as of March 31, 2021 and $0.6 billion as of December 31, 2021. CLO fee-earning AUM was $13.9 billion, or 97%, of total CLO AUM as of March 31, 2022, compared with $12.0 billion, or 83%, of total CLO AUM as of March 31, 2021.

Performance fees and increased compensation expenses in First Quarter 2022 were attributable to the performance of the healthcare and asset-based funds.

Assets Under Management

The Company uses AUM as a metric to measure progress in its Asset Management segment. Management fee revenue is based on a variety of factors and is not perfectly correlated with AUM. However, the Company believes that AUM is a useful metric for assessing the relative size and scope of our asset management business. The Company uses measures of its AUM in its decision-making process and uses a measure of change in AUM in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

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

Roll Forward of Assets Under Management
First Quarter 2022

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2021	$14,699	$1,824	$389	$582	$17,494
Inflows - third party (1)	—	91	—	—	91
Inflows - intercompany	—	—	—	—	—
Outflows:
Redemptions	—	—	—	—	—
Distributions (2)	(335)	(104)	—	(135)	(574)
Total outflows	(335)	(104)	—	(135)	(574)
Net flows	(335)	(13)	—	(135)	(483)
Change in value	(82)	63	(14)	12	(21)
AUM, March 31, 2022	$14,282	$1,874	$375	$459	$16,990
_____________________
(1)    Opportunity funds inflows in First Quarter 2022 is primarily related to the healthcare strategy fund.
(2)    Distributions from opportunity funds include $48 million related to the AssuredIM Funds created prior to BlueMountain Acquisition. As of March 31, 2022, AUM related to these funds was $128 million.

Components of Assets Under Management

	CLOs (1)	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of March 31, 2022:
Funded AUM	$14,172	$1,265	$375	$437	$16,249
Unfunded AUM	110	609	—	22	741

Fee-earning AUM	$13,889	$1,597	$375	$280	$16,141
Non-fee earning AUM	393	277	—	179	849

Intercompany AUM
Funded AUM	$557	$212	$355	$—	$1,124
Unfunded AUM	108	121	—	—	229

As of December 31, 2021:
Funded AUM	$14,575	$1,297	$389	$560	$16,821
Unfunded AUM	124	527	—	22	673

Fee-earning AUM	$14,252	$1,527	$389	$408	$16,576
Non-fee earning AUM	447	297	—	174	918

Intercompany AUM
Funded AUM	$541	$217	$368	$—	$1,126
Unfunded AUM	123	121	—	—	244
_____________________
(1)    CLO AUM includes CLO Equity that is held by various AssuredIM Funds. This CLO Equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM Funds.

Corporate Division Results

Corporate Division Results

	First Quarter
	2022	2021
	(in millions)
Revenues	$1	$—
Expenses
Interest expense	21	23
Employee compensation and benefit expenses	6	5
Other operating expenses	7	4
Total expenses	34	32
Equity in earnings (losses) of investees	—	—
Adjusted operating income (loss) before income taxes	(33)	(32)
Less: Provision (benefit) for income taxes	—	(3)
Adjusted operating income (loss)	$(33)	$(29)

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense of $2 million in both First Quarter 2022 and First Quarter 2021 related primarily to the $250 million AGUS debt to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition.

Corporate division employee compensation and benefits expenses are based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

Other (Effect of FG VIEs and CIVs)

    The effect of consolidating FG VIEs and CIVs, intersegment eliminations, and reclassifications of reimbursable fund expenses to revenue are presented in “Other.” See Item 1, Financial Statements, Note 2, Segment Information.

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (1) entities whose debt obligations the insurance subsidiaries insure; (2) custodial trusts established in connection with the consummation of the March Puerto Rico Resolutions; and (3) investment vehicles such as collateralized financing entities, CLO warehouses and AssuredIM Funds. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs, and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

    The effect of consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment), has a significant gross-up effect on the consolidated financial statements, and includes: (1) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the condensed consolidated financial statements; (2) eliminating the premiums and losses associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs; (3) eliminating the investment balances associated with the insurance subsidiaries’ purchases of the debt obligations of the FG VIEs, and establishing the noncontrolling interests.

The effect of consolidating CIVs (as opposed to accounting for them as equity method investments in the Insurance segment) has a significant effect on assets, liabilities and cash flows, and includes: (1) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (2) eliminating the asset management fees earned by AssuredIM from the CIVs; (3) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings (losses) of investees and (4) establishing non-controlling interest for amounts not owned by the Company. The economic effect of the Company’s ownership interest in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, and as separate line items (“assets of CIVs,” “liabilities of CIVs,” and redeemable and non-redeemable non-controlling interest) on a consolidated basis.

The table below reflects the effect of consolidating FG VIEs and CIVs on the condensed consolidated statements of operations. The amounts represent: (1) the revenues and expenses of the FG VIEs and the CIVs; and (2) the amounts eliminated between consolidated FG VIEs or CIVs and the operating and investment subsidiaries.

Effect of Consolidating FG VIEs and CIVs on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	First Quarter
	2022	2021
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$6	$5
Fair value gains (losses) on CIVs	14	16
Equity in earnings (losses) of investees (2)	(10)	(10)
Other (3)	(11)	(7)
Effect on income before tax	(1)	4
Less: Tax provision (benefit)	—	—
Effect on net income (loss)	(1)	4
Less: Effect on noncontrolling interests (4)	9	4
Effect on net income (loss) attributable to AGL	$(10)	$—

By Type of VIE
FG VIEs	$2	$—
CIVs	(12)	—
Effect on net income (loss) attributable to AGL	$(10)	$—
____________________
(1)    Changes in fair value of the FG VIEs’ assets and liabilities that are attributable to factors other than (i) changes in the Company’s own credit risk on FG VIE liabilities with recourse, and (ii) unrealized gains and losses on available-for-sale fixed maturity securities.
(2)    Represents the elimination of the equity in earnings (losses) of investees of AGAS and the other subsidiaries’ investments in the consolidated AssuredIM Funds.
(3)    Includes net earned premiums, net investment income, asset management fees, other income (loss), loss and LAE and other operating expenses.
(4)     Represents the proportion of consolidated AssuredIM Funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

Fair value gains on CIVs in First Quarter 2022 and First Quarter 2021 were attributable to realized gains or losses, changes in underlying investment prices and investment interest, net of fees and expenses.

Fair value gains on FG VIEs for First Quarter 2022 were attributable to price depreciation on insured fixed rate debt that were negatively impacted due to the increase in interest rates. Fair value gains on FG VIEs for First Quarter 2021 were attributable to price depreciation on insured fixed rate debt that were negatively impacted due to the assumptions in forward interest rates.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	First Quarter
	2022	2021
	(in millions)
Net income (loss) attributable to AGL	$66	$11
Less pre-tax adjustments:
Realized gains (losses) on investments	3	(3)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(3)	(19)
Fair value gains (losses) on CCS	1	(19)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(29)	1
Total pre-tax adjustments	(28)	(40)
Less tax effect on pre-tax adjustments	4	8
Adjusted operating income (loss)	$90	$43

Gain (loss) related to FG VIE and CIV consolidation, net of tax, included in adjusted operating income	$(10)	$—

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	First Quarter
	2022	2021
	(in millions)
Gross realized gains on sales available-for-sale securities	$—	$1
Gross realized losses on sales available-for-sale securities	(2)	(2)
Net foreign currency gains (losses)	—	1
Change in credit impairment and intent to sell	(5)	(4)
Other net realized gains (losses)	10	1
Net realized investment gains (losses)	$3	$(3)

    Other net realized gains in First Quarter 2022 related primarily to the sale of one of the Company’s alternative investments.

    Non-Credit Impairment-Related Unrealized Fair Value Gains (Losses) on Credit Derivatives

Changes in the fair value of credit derivatives occur because of changes in the Company’s own credit rating and credit spreads, collateral credit spreads, notional amounts, credit ratings of the referenced entities, expected terms, realized gains (losses) and other settlements, interest rates, and other market factors. The components of changes in fair value of credit derivatives related to credit derivative revenues and changes in expected losses are included in Insurance segment results. Non-credit impairment-related changes in unrealized fair value gains and losses on credit derivatives are not included in the Insurance segment measure of adjusted operating income because they do not represent actual claims or losses and are expected to reverse to zero as the exposure approaches its maturity date. Changes in the fair value of the Company’s credit derivatives that do not reflect actual or expected claims or credit losses have no impact on the Company’s statutory claims-paying resources, rating agency capital or regulatory capital positions. Unrealized gains (losses) on credit derivatives may fluctuate significantly in future periods.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of March 31, 2022, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 9, Fair Value Measurement, for additional information.

First Quarter 2022 non-credit impairment-related unrealized fair value losses were generated primarily as a result of increases in the credit spread of underlying reference obligations, offset in part by the increased cost to buy protection on AGC, as the market cost of AGC’s protection increased during the period. First Quarter 2021 non-credit impairment-related unrealized fair value losses were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC's credit protection decreased during the period. These losses were partially offset by the higher discount rates.
    Sensitivity to Changes in Credit Spread

The following table summarizes the estimated change in fair value on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread

	As of March 31, 2022		As of December 31, 2021
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(241)	$(85)	$(250)	$(96)
Base Scenario	(156)	—	(154)	—
Decrease of 25 bps	(86)	70	(83)	71
All transactions priced at floor	(32)	124	(37)	117
 ____________________
(1)Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

    Fair Value Gains (Losses) on CCS

    Fair value gains on CCS in First Quarter 2022 were primarily due to a significant increase in LIBOR. Fair value losses on CCS in First Quarter 2021 were primarily due to a tightening in market spreads. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

The Company discloses the effect of FG VIE and CIV consolidation that is embedded in each non-GAAP financial measure, as applicable. The Company believes this information may also be useful to analysts and investors evaluating Assured Guaranty’s financial results. In the case of both the consolidated FG VIEs and the CIVs, the economic effect on the Company of each of the consolidated FG VIEs and CIVs is reflected primarily in the results of the Insurance segment.

Management of the Company and AGL’s Board of Directors use non-GAAP financial measures further adjusted to remove the effect of FG VIE and CIV consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses core financial measures in its decision-making process for and in its calculation of certain components of management compensation. The financial measures that the Company uses to help determine compensation are: (1) adjusted operating income, further adjusted to remove the effect of FG VIE and CIV consolidation; (2) adjusted operating shareholders’ equity, further adjusted to remove the effect of FG VIE and CIV consolidation; (3) adjusted book value per share, further adjusted to remove the effect of FG VIE and CIV consolidation; (4) PVP, and (5) gross third-party assets raised.

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

3)    Elimination of unrealized gains (losses) on the Company’s investments that are recorded as a component of accumulated other comprehensive income (AOCI). The AOCI component of the fair value adjustment on the investment portfolio is not deemed economic because the Company generally holds these investments to maturity and therefore would not recognize an economic gain or loss.

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

	As of March 31, 2022		As of December 31, 2021
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,802	$89.20	$6,292	$93.19
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(57)	(0.88)	(54)	(0.80)
Fair value gains (losses) on CCS	24	0.38	23	0.34
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	(26)	(0.41)	404	5.99
Less taxes	1	0.02	(72)	(1.07)
Adjusted operating shareholders’ equity	5,860	90.09	5,991	88.73
Pre-tax adjustments:
Less: Deferred acquisition costs	135	2.07	131	1.95
Plus: Net present value of estimated net future revenue	164	2.52	160	2.37
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,369	51.79	3,402	50.40
Plus taxes	(593)	(9.12)	(599)	(8.88)
Adjusted book value	$8,665	$133.21	8,823	130.67

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision (benefit) of $5 and $5)	$22	$0.34	$32	$0.47
Adjusted book value (net of tax provision (benefit) of $3 and $3)	13	0.19	23	0.34

Net Present Value of Estimated Net Future Revenue

Management believes that this amount is a useful measure because it enables an evaluation of the present value of estimated net future revenue for non-financial guaranty insurance contracts. This amount represents the net present value of estimated future revenue from these contracts (other than credit derivatives with net expected losses), net of reinsurance, ceding commissions and premium taxes.

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

PVP or Present Value of New Business Production

    Management believes that PVP is a useful measure because it enables the evaluation of the value of new business production in the Insurance segment by taking into account the value of estimated future installment premiums on all new contracts underwritten in a reporting period as well as additional installment premiums and fees on existing contracts (which may result from supplements or fees or from the issuer not calling an insured obligation the Company projected would be called), regardless of form, which management believes GAAP gross written premiums and changes in fair value of credit derivatives do not adequately measure. PVP in respect of contracts written in a specified period is defined as gross upfront and installment premiums received and the present value of gross estimated future installment premiums.

    Future installment premiums are discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturity securities such as loss mitigation securities. The discount rate is recalculated annually and updated as necessary. Under GAAP, financial guaranty installment premiums are discounted at a risk-free rate. Additionally, under GAAP, management records future installment premiums on financial guaranty insurance contracts covering non-homogeneous pools of assets based on the contractual term of the transaction, whereas for PVP purposes, management records an estimate of the future installment premiums the Company expects to receive, which may be based upon a shorter period of time than the contractual term of the transaction.

    Actual installment premiums may differ from those estimated in the Company’s PVP calculation due to factors including, but not limited to, changes in foreign exchange rates, prepayment speeds, terminations, credit defaults, or other factors that affect par outstanding or the ultimate maturity of an obligation.

Reconciliation of GWP to PVP

	First Quarter 2022					First Quarter 2021
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$49	$16	$5	$—	$70	$79	$5	$3	$—	$87
Less: Installment GWP and other GAAP adjustments (1)	—	16	3	—	19	34	3	1	—	38
Upfront GWP	49	—	2	—	51	45	2	2	—	49
Plus: Installment premiums and other (2)	—	12	—	6	18	36	1	—	—	37
PVP	$49	$12	$2	$6	$69	$81	$3	$2	$—	$86
___________________
(1)    This includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    This includes the present value of future premiums and fees on new business paid in installments discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturities such as loss mitigation securities. This also includes the present value of future premiums and fees associated with a financial guarantee written by the Company that, under GAAP, is accounted for under ASC 460, Guarantees.

Insured Portfolio

The Company’s financial guaranty and specialty exposures, as well as a guarantee are described in Item 1, Financial Statements, Note 3, Outstanding Exposure.

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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of March 31, 2022		As of December 31, 2021
Sector	Net Par Outstanding	Average Rating	Net Par Outstanding	Average Rating
	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$71,993	A-	$72,896	A-
Tax backed	34,698	A-	35,726	A-
Municipal utilities	25,238	A-	25,556	A-
Transportation	18,252	BBB+	17,241	BBB+
Healthcare	9,780	BBB+	9,588	BBB+
Higher education	6,871	A-	6,927	A-
Infrastructure finance	6,298	A-	6,329	A-
Housing revenue	999	BBB-	1,000	BBB-
Investor-owned utilities	509	A-	611	A-
Renewable energy	183	A-	193	A-
Other public finance	1,136	A-	1,152	A-
Total U.S. public finance	175,957	A-	177,219	A-
Non-U.S public finance:
Regulated utilities	18,732	BBB+	18,814	BBB+
Infrastructure finance	15,723	BBB	16,475	BBB
Sovereign and sub-sovereign	10,574	A+	10,886	A+
Renewable energy	2,231	A-	2,398	A-
Pooled infrastructure	1,246	AAA	1,372	AAA
Total non-U.S. public finance	48,506	BBB+	49,945	BBB+
Total public finance	224,463	A-	227,164	A-
Structured finance:
U.S. structured finance:
Life insurance transactions	3,443	AA-	3,431	AA-
RMBS	2,277	BB+	2,391	BB+
Financial products	600	AA-	770	AA-
Consumer receivables	545	A+	583	A+
Pooled corporate obligations	518	AA+	534	AA+
Other structured finance	718	BBB+	665	BBB+
Total U.S. structured finance	8,101	A	8,374	A
Non-U.S. structured finance:
Pooled corporate obligations	342	AAA	351	AAA
RMBS	310	A	325	A
Other structured finance	163	AA	178	AA
Total non-U.S structured finance	815	AA	854	AA
Total structured finance	8,916	A	9,228	A
Total net par outstanding	$233,379	A-	$236,392	A-

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of March 31, 2022 and December 31, 2021 was $4.7 billion and $4.9 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $39 million and $43 million as of March 31, 2022 and December 31, 2021, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $2.2 billion net par outstanding as of March 31, 2022, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico By Company
As of March 31, 2022

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO (2)	$6	$28	$13	$—	$47	$47
PBA (2)	1	5	—	(1)	5	5
Total GO/PBA Plan	7	33	13	(1)	52	52
Puerto Rico Highways and Transportation Authority (PRHTA) (Transportation revenue)	233	467	178	(79)	799	799
PRHTA (Highway revenue)	381	51	25	—	457	457
Total HTA/CCDA PSA	614	518	203	(79)	1,256	1,256
Total Subject to a Plan or Support Agreement	621	551	216	(80)	1,308	1,308

Other Puerto Rico Exposures
PREPA	469	69	210	—	748	759
MFA (3)	126	16	37	—	179	187
PRASA and U of PR (3)	—	2	—	—	2	2
Total Other Puerto Rico Exposures	595	87	247	—	929	948
Total exposure to Puerto Rico	$1,216	$638	$463	$(80)	$2,237	$2,256
 ___________________
(1)    Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.
(2)    On March 15, 2022, the Modified Eighth Amended Title III Joint Plan of Adjustment, confirmed on January 18, 2022, was consummated, pursuant to which the Company, among other things, fully paid claims on all of its directly insured Puerto Rico GO bonds, other than certain GO bonds whose holders made certain elections. On the same date and pursuant to the same Plan of Adjustment, the Company fully paid claims on all of its directly insured PBA bonds, other than certain PBA bonds whose holders made certain elections.
(3)    All debt service on these insured exposures have been paid to date without any insurance claim being made on the Company.

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

Amortization Schedule of Net Par of Puerto Rico
As of March 31, 2022

	Scheduled Net Par Amortization
	2022 (2Q)	2022 (3Q)	2022 (4Q)	2023	2024	2025	2026	2027 - 2031	2032 - 2036	2037 - 2041	2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$—	$20	$—	$—	$—	$—	$2	$25	$—	$—	$—	$47
PBA	—	—	—	3	—	2	—	—	—	—	—	5
Total - GO/PBA Plan	—	20	—	3	—	2	2	25	—	—	—	52
PRHTA (Transportation revenue)	—	28	—	34	4	29	24	164	310	201	5	799
PRHTA (Highway revenue)	—	40	—	31	33	34	1	78	240	—	—	457
Total - HTA/CCDA PSA	—	68	—	65	37	63	25	242	550	201	5	1,256
Total Subject to a Plan or Support Agreement	—	88	—	68	37	65	27	267	550	201	5	1,308

Other Puerto Rico Exposures
PREPA	—	28	—	95	93	68	106	332	26	—	—	748
MFA	—	43	—	23	18	18	37	40	—	—	—	179
PRASA and U of PR	—	—	—	—	1	—	—	—	1	—	—	2
Total Other Puerto Rico Exposures	—	71	—	118	112	86	143	372	27	—	—	929

Total	$—	$159	$—	$186	$149	$151	$170	$639	$577	$201	$5	$2,237

Amortization Schedule of Net Debt Service of Puerto Rico
As of March 31, 2022

	Scheduled Net Debt Service Amortization
	2022 (2Q)	2022 (3Q)	2022 (4Q)	2023	2024	2025	2026	2027 - 2031	2032 - 2036	2037 - 2041	2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$—	$22	$—	$2	$2	$1	$3	$28	$—	$—	$—	$58
PBA	—	—	—	3	—	2	—	—	—	—	—	5
Total - GO/PBA Plan	—	22	—	5	2	3	3	28	—	—	—	63
PRHTA (Transportation revenue)	—	48	—	73	42	67	61	323	423	237	5	1,279
PRHTA (Highway revenue)	—	52	—	54	52	53	18	159	279	—	—	667
Total - HTA/CCDA PSA	—	100	—	127	94	120	79	482	702	237	5	1,946
Total Subject to a Plan or Support Agreement	—	122	—	132	96	123	82	510	702	237	5	2,009

Other Puerto Rico Exposures
PREPA	3	43	3	128	122	92	126	380	29	—	—	926
MFA	—	48	—	29	24	22	41	45	—	—	—	209
PRASA and U of PR	—	—	—	—	1	—	—	—	1	—	—	2
Total Other Puerto Rico Exposures	3	91	3	157	147	114	167	425	30	—	—	1,137

Total	$3	$213	$3	$289	$243	$237	$249	$935	$732	$237	$5	$3,146

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid

(Recovered). U.S. RMBS exposures represent 1.0% of the total net par outstanding, and BIG U.S. RMBS represent 21.8% of total BIG net par outstanding.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of March 31, 2022

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$11	$10	$—	$384	$20	$425
2005	25	136	16	191	69	437
2006	29	29	1	54	127	240
2007	—	215	18	737	172	1,142
2008	—	—	—	33	—	33
Total exposures	$65	$390	$35	$1,399	$388	$2,277

Exposures rated BIG	$43	$226	$16	$807	$137	$1,229

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

AGL directly owns (i) AG Re, an insurance company domiciled in Bermuda, and (ii) AGUS, a U.S. Holding Company with public debt. AGUS directly owns: (i) AGC, an insurance company domiciled in Maryland; and (ii) AGMH, a U.S. Holding Company with public debt outstanding. AGMH directly owns AGM, an insurance subsidiary domiciled in New York. AGUS and AGMH are collectively referred to as the U.S. Holding Companies.

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

Long-Term Debt Obligations

The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Part II, Item 8, Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and Guarantor and U.S. Holding Companies' Summarized Financial Information, below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of March 31, 2022	As of December 31, 2021
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	330	330
3.15% Senior Notes	3.15%	2031	500	500
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt subtotal			1,580	1,580
AGUS - intercompany loans from insurance subsidiaries
AGC and AGM	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00%	2023	20	20
AGUS intercompany loans subtotal			270	270
Total AGUS			1,850	1,850
AGMH
Junior Subordinated Debentures	6.40%	2066	300	300
Total AGMH			300	300
AGMH’s long-term debt purchased by AGUS (1)			(154)	(154)
U.S. Holding Company debt			$1,996	$1,996
 ____________________
(1)    Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

The Series A Enhanced Junior Subordinated Debentures pay interest based on LIBOR. If the AGMH Junior Subordinated Debentures are outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at one-month LIBOR plus 2.215%. The continuation of LIBOR on the current basis will not be guaranteed after June 2023. See the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part 1, Item 1A, Risk Factors, of the Company’s 2021 Annual Report on Form 10-K.

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

For more information, see the Company’s 2021 Annual Report on Form 10-K, Part II. Item 8. Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities.
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

	As of March 31, 2022
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$83	$4
Short-term investments, other invested assets and cash	59	305
Receivables from affiliates (2)	35	—
Receivable from U.S. Holding Companies	50	—
Other assets	1	34
Liabilities
Long-term debt	—	1,671
Loans payable to affiliates	—	270
Payable to affiliates (2)	16	11
Payable to AGL	—	50
Other liabilities	4	102
____________________
(1)    As of March 31, 2022, weighted average durations of AGL’s and the U.S. Holding Companies' fixed-maturity securities (excluding AGUS’ investment in AGMH’s debt) were 6.3 years and 5.0 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	First Quarter 2022
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	$—
Expenses
Interest expense	—	21
Other expenses	11	2
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(10)	(23)
Net income (loss)	(10)	(20)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Significant Cash Flow Items

	First Quarter 2022
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$135	$224
Interest paid	—	(9)
Investments in subsidiaries	—	(15)
Dividends paid to AGL	—	(135)
Dividends paid	(17)	—
Repurchases of common shares (2)	(152)	—
____________________
(1)    AGL’s dividends include dividends from AGUS.
(2)    See Item 1, Financial Statements, Note 14, Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

For more information, see also Part II, Item 8. Financial Statements and Supplementary Data, Note 13, Long-Term Debt and Credit Facilities of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios, although the Company may enter into secured short-term loan facilities with financial institutions, as described below, to provide short-term liquidity for the payment of insurance claims it anticipates making in connection with the future resolutions of other Puerto Rico exposures. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of March 31, 2022, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. While it appears to the Company that significant federal funding in 2021 may have mitigated the financial stress from direct and indirect consequences of COVID-19 for most obligors and assets underlying obligations guaranteed by the Company, the pandemic may still result in further increases in claims and loss reserves. The Company believes that state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various intermittent closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims. The size and depth of the COVID-19 pandemic, its course and duration and the direct and indirect consequences of governmental and private responses to it, and the effectiveness and acceptance of vaccines and therapeutics for it, remain unknown, so the Company cannot predict the ultimate size of any increases in claims that may result from the pandemic.

In addition, as of March 31, 2022, the Company has financial guaranty exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $2.2 billion net par outstanding, all of which is rated BIG. As set forth in Item 1, Financial Statements, Note 3, Outstanding Exposure, its $1.3 billion net outstanding par exposure to PRHTA is subject to a plan of adjustment filed by the FOMB with the Title III Court on May 2, 2022 (HTA Plan). The Company anticipates making substantial claim payments in connection with the consummation of the HTA Plan, should consummation occur, and is taking this into account in projecting its liquidity needs.

    While the Company has the capacity to generate sufficient liquidity internally to fund the full amount of the gross claim payments it would be required to pay under the HTA Plan, the Company may enter into a secured short-term loan facility to partially fund such gross claim payments until it sells the securities it expects to receive under the HTA Plan. See Item 1. Financial Statements Note 11, Credit Facilities, for a description of the secured short-term facility it used to partially fund the claim payments it made in connection with the consummation of the March Puerto Rico Resolutions in March 2022.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $446 million as of March 31, 2022. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of March 31, 2022, approximately $1.9 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

Distributions From Insurance Subsidiaries

    The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Part II, Item 8, Financial Statements and Supplementary Data, Note 16, Insurance Company Regulatory Requirements, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for a complete discussion of the Company’s dividend restrictions applicable to AGC, AGM, AG Re and AGRO.

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2022 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $291 million, but none is available for distribution in the second quarter of 2022.

•The maximum amount available during 2022 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $207 million, of which approximately $25 million is available for distribution in the second quarter of 2022.

•Based on the applicable law and regulations, in 2022 AG Re (a subsidiary of AGL) has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $236 million as of March 31, 2022. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $146 million as of March 31, 2022, and (ii) the amount of statutory surplus, which as of March 31, 2022 was $42 million.

•Based on the applicable law and regulations, in 2021 AGRO (an indirect subsidiary of AGRe) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $106 million as of March 31, 2022. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $396 million as of March 31, 2022, and (ii) the amount of statutory surplus, which as of March 31, 2022 was $270 million.

Distributions From Insurance Company Subsidiaries

	First Quarter
	2022	2021
	(in millions)
Dividends paid by AGC to AGUS	$125	$13
Dividends paid by AGM to AGMH	96	82

Ratings Impact on Financial Guaranty Business

A downgrade of one of AGL’s insurance subsidiaries may result in increased claims under financial guaranties issued by the Company if counterparties exercise contractual rights triggered by the downgrade against insured obligors, and the insured obligors are unable to pay. See Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Insurance, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $268 million, including $237 million by AGC and $31 million by AG Re.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities is one-month LIBOR plus 200 bps. LIBOR may be discontinued. See “— Executive Summary — Other Matters — LIBOR Sunset” above and the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part I, Item 1A, Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income. Approximately 71% of the total investment portfolio is managed by external parties. Each of the three external investment managers must maintain a minimum average rating of A+/A1/A+ by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P), Moody’s and Fitch Ratings Inc., respectively.

Changes in interest rates affect the value of the Company’s fixed-maturity securities. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of investment-grade, liquid instruments. Other invested assets include other alternative investments. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments, see Item 1, Financial Statements, Note 7, Investments and Note 9, Fair Value Measurement.

Investment Portfolio
Carrying Value

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Fixed-maturity securities, available-for-sale (1)	$8,156	$8,202
Fixed-maturity securities - Puerto Rico, trading	174	—
Short-term investments	585	1,225
Other invested assets	152	181
Total	$9,067	$9,608
____________________
(1)    Include $514 million of new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.3 years and 4.7 years as of March 31, 2022 and December 31, 2021, respectively. Generally, the Company’s fixed-maturity securities are designated as available-for-sale, except for CVIs received under the March Puerto Rico Resolutions, which are classified as trading.

Available-for-Sale Fixed-Maturity Securities By Contractual Maturity

The amortized cost and estimated fair value of the Company’s available-for-sale fixed-maturity securities, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of March 31, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$202	$203
Due after one year through five years	1,956	1,948
Due after five years through 10 years	1,869	1,853
Due after 10 years	3,442	3,430
Mortgage-backed securities:
RMBS	437	400
Commercial mortgage-backed securities (CMBS)	321	322
Total	$8,227	$8,156

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of March 31, 2022 and December 31, 2021. Ratings reflect the lower of Moody’s and S&P classifications, except for bonds purchased for loss mitigation and certain other securities, which use Assured Guaranty’s internal ratings classifications, or are not rated, such as the Puerto Rico securities received under the March Puerto Rico Resolutions.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	March 31, 2022	December 31, 2021
AAA	13.8%	14.6%
AA	36.0	38.2
A	23.6	25.1
BBB	12.1	13.7
BIG (1)	7.3	7.5
Not rated (2)	7.2	0.9
Total	100.0%	100.0%
____________________
(1)Includes primarily loss mitigation securities. See Item I, Financial Statements, Note 7, Investments, for additional information.
(2)As of March 31, 2022, primarily represent new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions.

Other Investments

Other invested assets reported on the condensed consolidated balance sheets primarily consist of investments in renewable and clean energy and private equity funds managed by a third party.

The Insurance segment reports AGAS’s percentage ownership of AssuredIM Funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of March 31, 2022 and December 31, 2021, all of the funds in which AGAS invests are consolidated in the Company’s consolidated financial statements. The amounts in the table below represent the fair value of AGAS’s interests in the AssuredIM Funds. See Commitments below.

Fair Value of AGAS’s Interest in AssuredIM Funds

	As of
Strategy	March 31, 2022	December 31, 2021
	(in millions)
CLOs	$245	$228
Municipal bonds	103	107
Healthcare	103	115
Asset-based	108	93
Total	$559	$543

Equity in Earnings (Losses) of Investees of AGAS’s Investment in AssuredIM Funds

	First Quarter
Strategy	2022	2021
	(in millions)
CLOs	$7	$7
Municipal bonds	(4)	1
Healthcare	3	—
Asset-based	5	2
Total	$11	$10

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $229 million and $243 million as of March 31, 2022 and December 31, 2021, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,160 million and $1,231 million, based on fair value, as of March 31, 2022 and December 31, 2021, respectively.

Commitments

The Company is authorized to invest up to $750 million in AssuredIM Funds. As of March 31, 2022, the Insurance segment had total commitments to AssuredIM Funds of $702 million, of which $473 million represented net invested capital and $229 million was undrawn. The Company had unfunded commitments of $96 million as of March 31, 2022 related to certain of the Company’s other alternative investments.

AssuredIM

Sources and Uses of Funds

    AssuredIM’s sources of liquidity are: (1) cash from operations, including management and performance fees (which are unpredictable as to amount and timing); and (2) capital contributions from AGUS ($15 million and $15 million in First Quarter 2022 and First Quarter 2021, respectively, had been contributed to supplement cash from operations). As of March 31, 2022, AssuredIM had $24 million in cash and short-term investments.

    AssuredIM’s liquidity needs primarily include: (1) paying operating expenses including compensation; (2) paying dividends or other distributions to AGUS; and (3) capital to support growth and expansion of the asset management business.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, San Francisco,
London, Paris, and other locations with various lease terms. See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Leases, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, for a table of minimum lease obligations and other lease commitments.

FG VIEs and CIVs

    The Company manages its liquidity needs by evaluating cash flows without the effect of consolidating FG VIEs and CIVs; however, the Company’s consolidated financial statements include the effect of consolidating FG VIEs and CIVs. The primary sources and uses of cash at Assured Guaranty’s FG VIEs and CIVs are as follows:

•FG VIEs. The primary sources of cash in FG VIEs are the collection of principal and interest on the collateral supporting the debt obligations, and the primary uses of cash are the payment of principal and interest due on the debt obligations. The insurance subsidiaries are not primarily liable for the debt obligations issued by the VIEs they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the FG VIEs. For the Puerto Rico Trusts, the primary source of cash is the collection of debt service on the assets in the trusts and the primary use of cash is the payment of the trusts debt obligations.

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

See Item. 1, Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Credit Facilities of CIVs

Certain of the Company’s CIVs have entered into financing arrangements with financial institutions, generally to provide liquidity to such CIVs during the CLO warehouse stage. Borrowings are generally secured by the investments purchased with the proceeds of the borrowing and/or the uncalled capital commitment of each respective vehicle. When a CIV borrows, the proceeds are available only for use by that investment vehicle and are not available for the benefit of other investment vehicles or Assured Guaranty subsidiaries. Collateral within each investment vehicle is also available only against borrowings by that investment vehicle and not against the borrowings of other investment vehicles or Assured Guaranty subsidiaries.

As of March 31, 2022, these credit facilities had varying maturities ranging from April 28, 2022 to September 15, 2023 with the aggregate principal amount not exceeding $1.0 billion. The available commitment was based on the amount of equity contributed to the warehouse which was $591 million. As of March 31, 2022, $310 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 100 basis points (bps) to 3-month LIBOR plus 100 bps (with a floor on the Euribor/LIBOR rates of zero). The CLO warehouses were in compliance with all financial covenants as of March 31, 2022.

As of March 31, 2022, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $80 million jointly and $48 million individually for the consolidated healthcare fund. The available commitment was based on the amount of equity contributed to the funds. As of March 31, 2022, $15 million was drawn down by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime Floor of 3%). The fund was in compliance with all financial covenants as of March 31, 2022.

Condensed Consolidated Cash Flows

    The summarized condensed consolidated statements of cash flow in the table below presents the cash flow effect for the aggregate of the Insurance and Asset Management business and holding companies, separately from the aggregate effect of FG VIEs and CIVs.

Condensed Consolidated Cash Flow Summary

	First Quarter
	2022	2021
	(in millions)
Net cash flows provided by (used in) operating activities, before effect of FG VIEs and CIVs consolidation	$(640)	$(42)
Effect of FG VIEs and CIVs consolidation (1)	(252)	(424)
Net cash flows provided by (used in) operating activities	(892)	(466)

Net cash flows provided by (used in) investing activities, before effect of FG VIEs and CIVs consolidation	831	81
Effect of FG VIEs and CIVs consolidation (1)	19	44
Net cash flows provided by (used in) investing activities	850	125

Net cash flows provided by (used in) financing activities, before effect of FG VIEs and CIVs consolidation
Dividends paid	(17)	(18)
Repurchases of common shares	(152)	(77)
Other	(10)	(12)
Effect of FG VIEs and CIVs consolidation (1)	169	496
Net cash flows provided by (used in) financing activities (2)	(10)	389

Effect of exchange rate changes	(1)	—
Increase (decrease) in cash and cash equivalents and restricted cash	(53)	48
Cash and cash equivalents and restricted cash at beginning of period	342	298
Cash and cash equivalents and restricted cash at the end of the period	$289	$346
____________________
(1)     This includes the effects of consolidating FG VIEs and CIVs.
(2)    Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating VIEs, was an outflow of $640 million in First Quarter 2022 and an outflow of $42 million in First Quarter 2021. The increase in cash outflows during 2022 was primarily due to claim payments made net of cash recoveries received in connection with the March Puerto Rico Resolutions. See Item 1. Financial Statements, Note 3, Outstanding Exposure, for additional information. Cash flows from operations attributable to the effect of VIE consolidation was negative in 2022 and 2021 due to the inclusion of investing activities of CIVs, which included cash outflows for purchases of investments, offset in part by sales of investments.

    Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows during 2022 was mainly attributable to higher sales of short-term investments in 2022 to fund share repurchases and claim payments in connection with the March Puerto Rico Resolutions. See Item 1. Financial Statements, Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of share repurchases, dividends, and paydowns of FG VIEs’ liabilities, as well and CLO issuances and CLO warehouse financing activities. The decrease in financing cash flow activity from VIEs was primarily due to First Quarter 2021 including the consolidation of an additional CLO and securitization of a previously consolidated CLO warehouse. See Item 1. Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From March 1 through May 5, 2022, the Company repurchased an additional 1.0 million of common shares. As of May 5, 2022, the Company was authorized to purchase $240 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, there were no material changes to the market risks to which the Company is exposed since December 31, 2021.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on their evaluation as of March 31, 2022 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during First Quarter 2022 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during First Quarter 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
January 1 - January 31	940,333	$52.80	940,333	$56,124,501
February 1 - February 28	1,051,645	$57.55	836,967	$359,035,582
March 1 - March 31	961,259	$60.66	960,923	$300,749,261
Total	2,953,237	$57.05	2,738,223
____________________
(1)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through May 5, 2022, the Company has repurchased a total of 135.8 million common shares for approximately $4,374 million, excluding commissions, at an average price of $32.21 per share. On February 24, 2022, the Company announced that the Board of Directors had authorized an additional $350 million of share repurchases. As of May 5, 2022, the remaining authorization the Company was authorized to purchase was $240 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(2)     Excludes commissions.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
10.1	2022 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.2	2022 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.3	2022 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.4	2022 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.5	2022 Form of Non-Executive Performance Retention Award under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.6	2022 Form of Non-Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*
10.7	Form of Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2022*
10.8	Form of Indemnification Agreement between the Company and its executive officers and directors*
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the
quarter ended March 31, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the Three Months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

* Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated May 6, 2022	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)