Form 10-Q
period 2022-06-30
ASSURED GUARANTY LTD
filed 2022-08-04
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of August 2, 2022 was 61,942,843 (includes 36,403 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	June 30, 2022	December 31, 2021
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $51 and $42 (amortized cost of $7,803 and $7,822)	$7,396	$8,202
Fixed-maturity securities, trading, at fair value	87	—
Short-term investments, at fair value	863	1,225
Other invested assets (includes $23 and $31, at fair value)	150	181
Total investments	8,496	9,608
Cash	138	120
Premiums receivable, net of commissions payable	1,235	1,372
Deferred acquisition costs	139	131
Salvage and subrogation recoverable	502	801
Financial guaranty variable interest entities’ assets, at fair value	264	260
Assets of consolidated investment vehicles (includes $5,234 and $4,902, at fair value)	5,456	5,271
Goodwill and other intangible assets	169	175
Other assets (includes $130 and $132, at fair value)	561	470
Total assets	$16,960	$18,208
Liabilities
Unearned premium reserve	$3,585	$3,716
Loss and loss adjustment expense reserve	716	869
Long-term debt	1,674	1,673
Credit derivative liabilities, at fair value	148	156
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $267 and $269, without recourse $15 and $20)	282	289
Liabilities of consolidated investment vehicles (includes $4,125 and $3,849, at fair value)	4,568	4,436
Other liabilities	419	569
Total liabilities	11,392	11,708

Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Note 8)	21	22

Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 62,475,739 and 67,518,424 shares issued and outstanding)	1	1
Retained earnings	5,672	5,990
Accumulated other comprehensive income (loss), net of tax of $(61) and $60	(370)	300
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,304	6,292
Nonredeemable noncontrolling interests (Note 8)	243	186
Total shareholders’ equity	5,547	6,478
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$16,960	$18,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Net earned premiums	$82	$102	$296	$205
Net investment income	62	68	124	138
Asset management fees	21	21	55	45
Net realized investment gains (losses)	(28)	4	(25)	1
Fair value gains (losses) on credit derivatives	9	(33)	6	(52)
Fair value gains (losses) on committed capital securities	10	(6)	11	(25)
Fair value gains (losses) on financial guaranty variable interest entities	10	8	16	13
Fair value gains (losses) on consolidated investment vehicles	3	21	17	37
Foreign exchange gains (losses) on remeasurement	(71)	5	(101)	5
Fair value gains (losses) on trading securities	(18)	—	(22)	—
Other income (loss)	10	6	13	6
Total revenues	90	196	390	373
Expenses
Loss and loss adjustment expenses (benefit)	(11)	(16)	46	14
Interest expense	20	23	40	44
Amortization of deferred acquisition costs	3	4	7	7
Employee compensation and benefit expenses	59	54	132	114
Other operating expenses	41	40	83	97
Total expenses	112	105	308	276
Income (loss) before income taxes and equity in earnings (losses) of investees	(22)	91	82	97
Equity in earnings (losses) of investees	—	34	(11)	43
Income (loss) before income taxes	(22)	125	71	140
Less: Provision (benefit) for income taxes	3	23	21	23
Net income (loss)	(25)	102	50	117
Less: Noncontrolling interests	22	4	31	8
Net income (loss) attributable to Assured Guaranty Ltd.	$(47)	$98	$19	$109

Earnings per share:
Basic	$(0.74)	$1.31	$0.29	$1.44
Diluted	$(0.74)	$1.29	$0.29	$1.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(25)	$102	$50	$117
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(37), $10, $(100) and $(10)	(242)	51	(580)	(68)
Investments with credit impairment, net of tax provision (benefit) of $(10), $6, $(19) and $5	(44)	24	(83)	18
Change in net unrealized gains (losses) on investments	(286)	75	(663)	(50)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax	2	(2)	2	(3)
Other, net of tax	(8)	(1)	(9)	—
Other comprehensive income (loss)	(292)	72	(670)	(53)
Comprehensive income (loss)	(317)	174	(620)	64
Less: Comprehensive income (loss) attributable to noncontrolling interests	22	4	31	8
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(339)	$170	$(651)	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) - (Continued)

(dollars in millions, except share data)

For the Three Months Ended June 30, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at March 31, 2022	65,043,547	$1	$5,878	$(78)	$1	$5,802	$193	$5,995
Net income (loss)	—	—	(47)	—	—	(47)	22	(25)
Dividends ($0.25 per share)	—	—	(16)	—	—	(16)	—	(16)
Contributions	—	—	—	—	—	—	35	35
Common shares repurchases	(2,605,947)	—	(151)	—	—	(151)	—	(151)
Share-based compensation	38,139	—	8	—	—	8	—	8
Distributions	—	—	—	—	—	—	(7)	(7)
Other comprehensive loss	—	—	—	(292)	—	(292)	—	(292)
Balance at June 30, 2022	62,475,739	$1	$5,672	$(370)	$1	$5,304	$243	$5,547

For the Three Months Ended June 30, 2021

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at March 31, 2021	75,935,382	$1	$6,055	$373	$1	$6,430	$42	$6,472
Net income	—	—	98	—	—	98	4	102
Dividends ($0.22 per share)	—	—	(17)	—	—	(17)	—	(17)
Contributions	—	—	—	—	—	—	6	6
Common shares repurchases	(1,887,531)	—	(88)	—	—	(88)	—	(88)
Share-based compensation	64,703	—	8	—	—	8	—	8
Distributions	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	72	—	72	—	72
Balance at June 30, 2021	74,112,554	$1	$6,056	$445	$1	$6,503	$49	$6,552

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) - (Continued)

(dollars in millions, except share data)

For the Six Months Ended June 30, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at December 31, 2021	67,518,424	$1	$5,990	$300	$1	$6,292	$186	$6,478
Net income	—	—	19	—	—	19	32	51
Dividends ($0.50 per share)	—	—	(33)	—	—	(33)	—	(33)
Contributions	—	—	—	—	—	—	40	40
Common shares repurchases	(5,344,170)	—	(306)	—	—	(306)	—	(306)
Share-based compensation	301,485	—	2	—	—	2	—	2
Distributions	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss	—	—	—	(670)	—	(670)	—	(670)
Balance at June 30, 2022	62,475,739	$1	$5,672	$(370)	$1	$5,304	$243	$5,547

For the Six Months Ended June 30, 2021

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at December 31, 2020	77,546,896	$1	$6,143	$498	$1	$6,643	$41	$6,684
Net income	—	—	109	—	—	109	8	117
Dividends ($0.44 per share)	—	—	(34)	—	—	(34)	—	(34)
Contributions	—	—	—	—	—	—	9	9
Common shares repurchases	(3,874,065)	—	(165)	—	—	(165)	—	(165)
Share-based compensation	439,723	—	3	—	—	3	—	3
Distributions	—	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	(53)	—	(53)	—	(53)
Balance at June 30, 2021	74,112,554	$1	$6,056	$445	$1	$6,503	$49	$6,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Six Months Ended June 30,
	2022	2021
Net cash flows provided by (used in) operating activities	$(1,794)	$(949)
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(180)	(788)
Sales	353	226
Maturities and paydowns	389	499
Short-term investments with original maturities of over three months:
Purchases	(28)	—
Maturities and paydowns	9	30
Net sales (purchases) of short-term investments with original maturities of less than three months	379	(267)
Sales of fixed-maturity securities, trading	68	—
Paydowns of financial guaranty variable interest entities’ assets	44	27
Purchases of other invested assets	(8)	(35)
Return of capital from and sales of other invested assets	34	54
Other	(2)	(2)
Net cash flows provided by (used in) investing activities	1,058	(256)
Cash flows from financing activities:
Dividends paid	(33)	(35)
Repurchases of common shares	(303)	(165)
Net paydowns of financial guaranty variable interest entities’ liabilities	(65)	(23)
Issuance of long-term debt, net of issuance costs	—	495
Paydown of long-term debt	—	(1)
Other	(7)	6
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	1,372	1,132
Repayment of collateralized loan obligations	(372)	(2)
Proceeds from issuance of warehouse financing debt	791	546
Repayment of warehouse financing debt	(744)	(750)
Borrowings under credit facilities	1	—
Contributions from noncontrolling interests to consolidated investment vehicles	35	8
Distributions to noncontrolling interests from consolidated investment vehicles	(16)	(8)
Net cash flows provided by (used in) financing activities	659	1,203
Effect of foreign exchange rate changes	(2)	—
Increase (decrease) in cash and cash equivalents and restricted cash	(79)	(2)
Cash and cash equivalents and restricted cash at beginning of period	342	298
Cash and cash equivalents and restricted cash at end of period	$263	$296

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Income taxes paid (received)	$97	$—
Interest paid on long-term debt	38	40

Supplemental disclosure of non-cash activities:
Fixed-maturity securities, available-for-sale, received as salvage	$610	$—
Fixed-maturity securities, available-for-sale, ceded to a reinsurer	27	—
Fixed-maturity securities, trading, received as salvage	183	—
Fixed-maturity securities, trading, ceded to a reinsurer	6	—
Debt securities of financial guaranty variable interest entities received as salvage	54	—
Contributions from noncontrolling interests	26	1
Distributions to noncontrolling interests	20	1

	As of
	June 30, 2022	June 30, 2021
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$138	$144
Restricted cash (included in other assets)	—	4
Cash and cash equivalents of consolidated investment vehicles (Note 8)	125	148
Cash and cash equivalents and restricted cash at the end of period	$263	$296

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management’s opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company, including its consolidated variable interest entities (VIEs), are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As discussed in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, the three month period ended June 30, 2022 and the six month period ended June 30, 2022 each include two out-of period adjustments, totaling $9.0 million and $6.9 million in those two periods, respectively, in net income attributable to AGL. Management has determined these misstatements are not material to prior periods or to the financial statements taken as a whole.

These unaudited interim condensed consolidated financial statements are as of June 30, 2022 and cover the three- month period ended June 30, 2022 (second quarter 2022), the three-month period ended June 30, 2021 (second quarter 2021), the six-month period ended June 30, 2022 (six months 2022) and the six-month period ended June 30, 2021 (six months 2021). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year’s presentation.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    The Company’s principal asset management subsidiaries are:

•Assured Investment Management LLC, organized in Delaware;
•Assured Investment Management (London) LLP, organized in the U.K.; and
•Assured Healthcare Partners LLC, organized in Delaware.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    This ASU does not affect the Company’s financial guaranty insurance contracts, but may affect its accounting for certain specialty (non-financial guaranty) insurance contracts. In November 2020, the FASB deferred the effective date of this ASU to January 1, 2023 with early adoption permitted. If early adoption is elected, there is transition relief allowing for the transition date to be either the beginning of the prior period presented or the beginning of the earliest period presented. If early adoption is not elected, the transition date is required to be the beginning of the earliest period presented. The Company does not currently expect this ASU to have a material effect on its consolidated financial statements.

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

The following table presents information for the Company’s operating segments.

Segment Information

	Second Quarter
	2022		2021
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$137	$16	$180	$19
Intersegment revenues	2	12	2	2
Segment revenues	139	28	182	21
Segment expenses	41	28	47	24
Segment equity in earnings (losses) of investees	(34)	—	48	—
Less: Segment provision (benefit) for income taxes	9	—	31	(1)
Segment adjusted operating income (loss)	$55	$—	$152	$(2)

	Six Months
	2022		2021
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$413	$46	$357	$37
Intersegment revenues	4	21	4	4
Segment revenues	417	67	361	41
Segment expenses	163	67	153	53
Segment equity in earnings (losses) of investees	(35)	—	67	—
Less: Segment provision (benefit) for income taxes	31	—	44	(3)
Segment adjusted operating income (loss)	$188	$—	$231	$(9)

The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$139	$41	$(34)	$9	$—	$55
Asset Management	28	28	—	—	—	—
Total segments	167	69	(34)	9	—	55
Corporate division	1	36	—	—	—	(35)
Other	7	7	34	2	22	10
Subtotal	175	112	—	11	22	30
Reconciling items:
Realized gains (losses) on investments	(28)	—	—	—	—	(28)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	6	—	—	—	—	6
Fair value gains (losses) on CCS	10					10
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(73)	—	—	—	—	(73)
Tax effect	—	—	—	(8)	—	8
Total consolidated	$90	$112	$—	$3	$22	$(47)

Reconciliation of Segment Information to Consolidated Information
Three Months Ended June 30, 2021

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$182	$47	$48	$31	$—	$152
Asset Management	21	24	—	(1)	—	(2)
Total segments	203	71	48	30	—	150
Corporate division	—	36	—	(2)	—	(34)
Other	27	4	(14)	1	4	4
Subtotal	230	111	34	29	4	120
Reconciling items:
Realized gains (losses) on investments	4	—	—	—	—	4
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(37)	(6)	—	—	—	(31)
Fair value gains (losses) on CCS	(6)	—	—	—	—	(6)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	5	—	—	—	—	5
Tax effect	—	—	—	(6)	—	6
Total consolidated	$196	$105	$34	$23	$4	$98

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$417	$163	$(35)	$31	$—	$188
Asset Management	67	67	—	—	—	—
Total segments	484	230	(35)	31	—	188
Corporate division	2	70	—	—	—	(68)
Other	21	12	24	2	31	—
Subtotal	507	312	(11)	33	31	120
Reconciling items:
Realized gains (losses) on investments	(25)	—	—	—	—	(25)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(1)	(4)	—	—	—	3
Fair value gains (losses) on CCS	11		—	—	—	11
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(102)	—	—	—	—	(102)
Tax effect	—	—	—	(12)	—	12
Total consolidated	$390	$308	$(11)	$21	$31	$19

Reconciliation of Segment Information to Consolidated Information
Six Months Ended June 30, 2021

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$361	$153	$67	$44	$—	$231
Asset Management	41	53	—	(3)	—	(9)
Total segments	402	206	67	41	—	222
Corporate division	—	68	—	(5)	—	(63)
Other	48	11	(24)	1	8	4
Subtotal	450	285	43	37	8	163
Reconciling items:
Realized gains (losses) on investments	1	—	—	—	—	1
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(59)	(9)	—	—	—	(50)
Fair value gains (losses) on CCS	(25)	—	—	—	—	(25)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	6	—	—	—	—	6
Tax effect	—	—	—	(14)	—	14
Total consolidated	$373	$276	$43	$23	$8	$109

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Impact of COVID-19 Pandemic

    Variants of COVID-19 continue to spread throughout the world, while the production, acceptance, and distribution of vaccines and therapeutics for COVID-19 are proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. The ultimate size, depth, course and duration of the pandemic, and the effectiveness, acceptance, and distribution of vaccines and therapeutics for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company’s business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

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

    The Company typically guarantees the payment of debt service when due. Since most of these payments are due in the future, the Company generally uses gross and net par outstanding as a proxy for its financial guaranty exposure. Gross par outstanding generally represents the principal amount of the insured obligation at a point in time. Net par outstanding equals gross par outstanding net of any reinsurance. The Company includes in its par outstanding calculation the impact of any

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
consumer price index inflator to the reporting date as well as, in the case of accreting (zero-coupon) obligations, accretion to the reporting date. Foreign denominated par outstanding is translated at the spot rate at the end of the reporting period.

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid (loss mitigation securities), in order to mitigate the economic effect of insured losses. The Company excludes amounts attributable to loss mitigation securities from par and debt service outstanding, and instead includes such amounts in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of June 30, 2022 and December 31, 2021, the Company excluded from net par outstanding $1.2 billion and $1.3 billion, respectively, attributable to loss mitigation securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of June 30, 2022		As of December 31, 2021
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$353,431	$353,251	$357,694	$357,314
Structured finance	9,606	9,581	10,076	10,046
Total financial guaranty	$363,037	$362,832	$367,770	$367,360

Par Outstanding
Public finance	$224,252	$224,095	$227,507	$227,164
Structured finance	8,742	8,717	9,258	9,228
Total financial guaranty	$232,994	$232,812	$236,765	$236,392

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $1,301 million of public finance direct gross par and $763 million of structured finance direct gross par as of June 30, 2022. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of June 30, 2022

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$260	0.1%	$2,016	4.4%	$824	10.4%	$457	58.5%	$3,557	1.5%
AA	17,042	9.5	3,671	8.3	4,554	57.4	12	1.5	25,279	10.9
A	96,931	54.0	9,633	21.7	813	10.2	183	23.4	107,560	46.2
BBB	61,845	34.4	28,606	64.4	449	5.7	130	16.6	91,030	39.1
BIG	3,570	2.0	521	1.2	1,295	16.3	—	—	5,386	2.3
Total net par outstanding	$179,648	100.0%	$44,447	100.0%	$7,935	100.0%	$782	100.0%	$232,812	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2021

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$272	0.2%	$2,217	4.5%	$806	9.6%	$493	57.7%	$3,788	1.6%
AA	16,372	9.2	4,205	8.4	4,760	56.8	22	2.6	25,359	10.7
A	94,459	53.3	10,659	21.3	813	9.7	160	18.7	106,091	44.9
BBB	60,744	34.3	32,264	64.6	611	7.3	179	21.0	93,798	39.7
BIG	5,372	3.0	600	1.2	1,384	16.6	—	—	7,356	3.1
Total net par outstanding	$177,219	100.0%	$49,945	100.0%	$8,374	100.0%	$854	100.0%	$236,392	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of June 30, 2022

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,294	$130	$2,146	$3,570	$179,648
Non-U.S. public finance	482	—	39	521	44,447
Public finance	1,776	130	2,185	4,091	224,095
Structured finance:
U.S. RMBS	45	77	1,063	1,185	2,171
Other structured finance	—	37	73	110	6,546
Structured finance	45	114	1,136	1,295	8,717
Total	$1,821	$244	$3,321	$5,386	$232,812

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2021

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,765	$116	$3,491	$5,372	$177,219
Non-U.S. public finance	556	—	44	600	49,945
Public finance	2,321	116	3,535	5,972	227,164
Structured finance:
U.S. RMBS	121	24	1,120	1,265	2,391
Other structured finance	1	41	77	119	6,837
Structured finance	122	65	1,197	1,384	9,228
Total	$2,443	$181	$4,732	$7,356	$236,392

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of June 30, 2022

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG:
Category 1	$1,814	$7	$1,821	107	1	108
Category 2	234	10	244	20	2	22
Category 3	3,279	42	3,321	123	8	131
Total BIG	$5,327	$59	$5,386	250	11	261

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

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $2,227 million net par outstanding as of June 30, 2022, a decrease of $1,345 million from the $3,572 million net par outstanding as of December 31, 2021. All of the Company’s insured exposure to Puerto Rico is rated BIG. The Company has paid claims as a result of payment defaults on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

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

After over five years of negotiations, on March 15, 2022, a substantial portion of the Company’s Puerto Rico exposure was resolved in accordance with three orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico):

•On January 18, 2022, the Federal District Court of Puerto Rico, acting under Title III of PROMESA, entered an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan). The GO/PBA Plan restructured approximately $35 billion of debt (including the Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) bonds insured by the Company) and other claims against the government of Puerto Rico and certain entities as well as $50 billion in pension obligations (none of the pension obligations are insured by the Company), all consistent with the terms of the settlement embodied in a revised plan support agreement (PSA) for GO and PBA entered into by AGM and AGC on February 22, 2021, with certain other stakeholders, the Commonwealth, and the FOMB (GO/PBA PSA).

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The Company is continuing its efforts to resolve two other Puerto Rico insured exposures that are in payment default, the Puerto Rico Highways and Transportation Authority (PRHTA) and the Puerto Rico Electric Power Authority (PREPA). As noted below, a confirmation hearing on the plan of adjustment for PRHTA has been set for August 17-18, 2022, while the most recent restructuring support agreement for PREPA was terminated and the parties are currently in mediation. Both economic and political developments, including those related to the COVID-19 pandemic and increases in the cost of petroleum products, may impact any resolution of the Company’s PRHTA and PREPA insured exposures and the value of the consideration the Company has received in connection with the March Puerto Rico Resolutions or has received or may receive in the future in connection with any future resolutions of the Company’s PRHTA and/or PREPA insured exposures. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company’s results of operations and shareholders’ equity.

Puerto Rico GO and PBA

As of June 30, 2022, the Company had remaining $37 million of insured net par outstanding of GO bonds and $5 million of insured net par outstanding of PBA bonds, consisting of direct exposure and assumed reinsurance exposure. The Company’s $10 million of second-to-pay exposure as of March 31, 2022 was extinguished during second quarter 2022.

	Direct	Assumed	Total
	(in millions)
GO	$36	$1	$37
PBA	5	—	5
Total GO and PBA	$41	$1	$42

Under the GO/PBA Plan and in connection with its direct exposure the Company received (including amounts received in connection with the second election described further below, but excluding amounts received in connection with second-to-pay exposures):

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

The CVIs are intended to provide creditors with additional recoveries tied to the outperformance of the Puerto Rico 5.5% Sales and Use Tax (SUT) receipts against May 2020 certified fiscal plan projections, subject to annual and lifetime caps. The notional amount of a CVI represents the sum of the maximum distributions the holder could receive under the CVI, subject to the cumulative and annual caps, if the SUT sufficiently exceeds 2020 certified fiscal plan projections, without any discount for time.

The Company has sold a portion of the new recovery bonds and CVIs it received on March 15, 2022, and may sell in the future any new recovery bonds or CVIs it continues to hold. The fair value of any new recovery bonds or CVIs the Company retains will fluctuate. Any gains or losses on sales of new recovery bonds and CVIs relative to their values on March 15, 2022, were and will be reported as realized gains and losses on investments and fair value gains (losses) on trading securities, rather than loss and LAE.

In August 2021, the Company exercised certain elections under the GO/PBA Plan that impact the timing of payments under its insurance policies. In accordance with the terms of the GO/PBA Plan, the payment of the principal of all GO bonds and PBA bonds insured by the Company was accelerated against the Commonwealth and became due and payable as of March 15, 2022. With respect to certain insured securities covered by the GO/PBA Plan, insured bondholders were permitted to elect either: (i) to receive on March 15, 2022, 100% of the then outstanding principal amount of insured bonds plus accrued

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
interest; or (ii) to receive custody receipts that represent an interest in the legacy insurance policy plus cash, new recovery bonds and CVIs (in aggregate, Plan Consideration) that constitute distributions under the GO/PBA Plan. For those who made the second election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. As of June 30, 2022, the net insured par outstanding under the legacy GO and PBA insurance policies was $42 million, and constituted all of the Company’s remaining net par exposure to the GO and PBA bonds it had insured.

PRCCDA and PRIFA

As of June 30, 2022, the Company had no insured net par outstanding of PRCCDA or PRIFA obligations remaining. Under the PRCCDA Modification and the PRIFA Modification, on March 15, 2022, the Company received an aggregate of $47 million in cash (net of ceded reinsurance) and $98 million in notional amount of CVIs (net of ceded reinsurance).

PRHTA

As of June 30, 2022, the Company had $1.3 billion of insured net par outstanding that is covered by a PSA with respect to PRHTA entered into on May 5, 2021, by AGM and AGC and certain other stakeholders, the Commonwealth, and the FOMB (the HTA PSA): $799 million insured net par outstanding of PRHTA (transportation revenue) bonds and $457 million insured net par outstanding of PRHTA (highway revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls.

The HTA PSA provides for payments to AGM and AGC consisting of: (i) cash; (ii) new bonds expected to be backed by toll revenue (Toll Bonds); and (iii) a CVI. The HTA PSA contemplates a Title III proceeding requiring court approval of a disclosure statement, solicitation and voting process, and a plan confirmation hearing. On May 2, 2022, the FOMB took the first step in this process by filing with the Title III Court a plan of adjustment for PRHTA (HTA Plan) which it believes to be consistent with the HTA PSA. Voting on the HTA Plan was completed on July 27, 2022, and the Title III Court has set August 17-18, 2022, for the confirmation hearing on the HTA Plan. The HTA Plan, similar to the GO/PBA Plan, provides an option for certain bondholders to elect to receive custody receipts that represent an interest in the legacy insurance policy plus Toll Bonds.

On July 8, 2022, the Company received from the Commonwealth, pursuant to the GO/PBA Plan and the terms of the HTA PSA, $147 million of cash and $668 million original notional of CVI. Assuming the HTA Plan essentially as currently constituted is confirmed and implemented, the Company also expects to receive additional recoveries.

The HTA Plan is still subject to confirmation by the Title III Court, so there can be no assurance that it will be implemented in its current form, or at all.

PREPA

As of June 30, 2022, the Company had $748 million insured net par outstanding of PREPA obligations. The PREPA obligations are secured by a lien on the revenues of the electric system. On May 3, 2019, AGM and AGC entered into a restructuring support agreement with respect to PREPA with PREPA and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB (PREPA RSA). This agreement was terminated by Puerto Rico on March 8, 2022.

On April 8, 2022, Judge Laura Taylor Swain of the Federal District Court of Puerto Rico issued an order appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that the mediation would terminate on June 1, 2022. Judge Swain has since extended the term of such mediation several times, most

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
recently on July 29, 2022 extending the term to August 15, 2022, and granting discretion to the mediation team to further extend the mediation deadline to September 9, 2022 based on its assessment of the progress of the mediation process.

The last revised fiscal plan for PREPA was certified by the FOMB on May 27, 2021.

Other Puerto Rico Exposures

All debt service payments for the Company’s remaining Puerto Rico exposures have been made in full by the obligors as of the date of this filing. Such exposures comprise:

MFA. As of June 30, 2022, the Company had $179 million insured net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues.

    U of PR. As of June 30, 2022, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds.

PRASA. As of June 30, 2022, the Company had $1 million insured net par outstanding of PRASA obligations. The Company’s insured PRASA obligations are secured by a lien on the gross revenues of the water and sewer system.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
(in millions)
Exposure to Puerto Rico	$2,246	$3,629	$3,156	$5,322

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico
Net Par Outstanding

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO (1)	$37	$1,097
PBA (1)	5	122
Total GO/PBA Plan	42	1,219
PRHTA (Transportation revenue)	799	799
PRHTA (Highway revenue)	457	457
PRCCDA (2)	—	152
Total HTA/CCDA PSA	1,256	1,408
PRIFA (2)	—	16
Total Subject to a Plan or Support Agreement	1,298	2,643
Other Puerto Rico Exposures
PREPA	748	748
MFA (3)	179	179
PRASA and U of PR (3)	2	2
Total Other Puerto Rico Exposures	929	929
Total net exposure to Puerto Rico	$2,227	$3,572
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of June 30, 2022

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2022 (July 1 - September 30)	$149	$202
2022 (October 1 - December 31)	—	3
Subtotal 2022	149	205
2023	186	289
2024	149	243
2025	151	237
2026	170	249
2027-2031	639	936
2032-2036	577	732
2037-2041	201	237
2042	5	5
Total	$2,227	$3,133

Exposure to the U.S. Virgin Islands

    As of June 30, 2022, the Company had $187 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $51 million BIG (down from $469 million BIG as of December 31, 2021 and $185 million BIG as of March 31, 2022). In the first half of 2022, $256 million of insured net par outstanding of USVI bonds were legally defeased and $134 million of insured net par outstanding of USVI bonds were upgraded to investment grade. The remaining $51 million of BIG USVI net par outstanding consisted of bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system. The USVI continues to benefit from the federal response to the 2017 hurricanes and COVID-19, has seen improvement in the tourism sector, recently took actions to address its pension shortfalls, and has made its debt service payments to date.

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. As of both June 30, 2022 and December 31, 2021, gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance was BIG. All other exposures in the table below are investment-grade quality.

Specialty Insurance and Reinsurance Exposure

	As of June 30, 2022		As of December 31, 2021
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Life insurance transactions (1)	$1,270	$919	$1,250	$871
Aircraft residual value insurance policies	355	200	355	200
Total	$1,625	$1,119	$1,605	$1,071
____________________
(1)    The life insurance transactions’ net exposure is projected to reach $1.1 billion by June 30, 2025.

Guarantee

On March 31, 2022, the Company’s subsidiary, AGRO, entered into an agreement (internally rated AA) which guarantees the receipt of a minimum rental income from a multifamily and commercial real estate portfolio. The minimum rental income guaranteed by AGRO is significantly below current annual rental income, and further protective provisions are triggered when rental income falls below a certain level. In addition, AGRO is entitled to be reimbursed for any claims made on the guarantee from future rental income generated by the portfolio. The Company’s maximum potential exposure under the

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
guarantee was $250 million as of June 30, 2022. The Company accounts for the guarantee in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

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

Expected cash outflows and inflows are probability weighted cash flows that reflect management’s assumptions about the likelihood of all possible outcomes based on all information available to it. Those assumptions consider the relevant facts and circumstances and are consistent with the information tracked and monitored through the Company’s risk management activities. Expected loss to be paid (recovered) is important in that it represents the present value of amounts that the Company expects to pay or recover in future periods for all contracts.

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

Economic loss development represents the change in net expected loss to be paid (recovered) attributable to the effects of changes in the economic performance of insured transactions, changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

The insured portfolio includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (1) insurance, as described in Note 5, Contracts Accounted for as Insurance; (2) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives and Note 9, Fair Value Measurement; and (3) FG VIE consolidation, as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of these accounting models.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2022	December 31, 2021	2022	2021	2022	2021
	(in millions)
Insurance (see Note 5)	$405	$364	$(26)	$(25)	$(70)	$(9)
FG VIEs (see Note 8)	32	42	(6)	(1)	(10)	(7)
Credit derivatives (see Note 6)	5	5	—	6	4	9
Total	$442	$411	$(32)	$(20)	$(76)	$(7)

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 1.67% to 3.41% with a weighted average of 2.90% as of June 30, 2022 and 0.00% to 1.98% with a weighted average of 1.02% as of December 31, 2021. Expected losses to be paid for U.S.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
dollar denominated transactions represented approximately 98.6% and 97.2% of the total as of June 30, 2022 and December 31, 2021, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$432	$472	$411	$529
Economic loss development (benefit) due to:
Accretion of discount	3	2	5	3
Changes in discount rates	(42)	15	(89)	(33)
Changes in timing and assumptions	7	(37)	8	23
Total economic loss development (benefit)	(32)	(20)	(76)	(7)
Net (paid) recovered losses	42	14	107	(56)
Net expected loss to be paid (recovered), end of period	$442	$466	$442	$466

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Second Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2022	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2022
	(in millions)
Public finance:
U.S. public finance	$181	$8	$21	$210
Non-U.S. public finance	10	(2)	(1)	7
Public finance	191	6	20	217
Structured finance:
U.S. RMBS	195	(39)	23	179
Other structured finance	46	1	(1)	46
Structured finance	241	(38)	22	225
Total	$432	$(32)	$42	$442

	Second Quarter 2021
Sector	Net Expected Loss to be Paid (Recovered) as of March 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2021
	(in millions)
Public finance:
U.S. public finance	$228	1	$(8)	$221
Non-U.S. public finance	24	(1)	(1)	22
Public finance	252	—	(9)	243
Structured finance:
U.S. RMBS	181	(28)	25	178
Other structured finance	39	8	(2)	45
Structured finance	220	(20)	23	223
Total	$472	$(20)	$14	$466

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Six Months 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(40)	$53	$210
Non-U.S. public finance	12	(4)	(1)	7
Public finance	209	(44)	52	217
Structured finance:
U.S. RMBS	150	(32)	61	179
Other structured finance	52	—	(6)	46
Structured finance	202	(32)	55	225
Total	$411	$(76)	$107	$442

	Six Months 2021
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of June 30, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$16	$(100)	$221
Non-U.S. public finance	36	(13)	(1)	22
Public finance	341	3	(101)	243
Structured finance:
U.S. RMBS	148	(17)	47	178
Other structured finance	40	7	(2)	45
Structured finance	188	(10)	45	223
Total	$529	$(7)	$(56)	$466
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets.

The tables above include (a) LAE paid of $7 million, $6 million, $20 million and $10 million for second quarter 2022, second quarter 2021, six months 2022 and six months 2021, respectively, and (b) expected LAE to be paid of $14 million as of June 30, 2022 and $26 million as of December 31, 2021. Ceded expected loss and LAE to be recovered (paid) was $(3) million as of June 30, 2022 and $10 million as of December 31, 2021.

Selected U.S. Public Finance Transactions
    The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $2.2 billion net par outstanding as of June 30, 2022, all of which was BIG. For additional information regarding the Company’s Puerto Rico exposure, see “Exposure to Puerto Rico” in Note 3, Outstanding Exposure.

On March 15, 2022, the GO/PBA Plan, PRCCDA Modification, and PRIFA Modification were consummated, as described under “Exposure to Puerto Rico” in Note 3, Outstanding Exposure. The fair value of recoveries received under these March Puerto Rico Resolutions (which included cash, new recovery bonds and CVIs) and some of those expected to be received under the HTA Plan were higher than expected. The Company also updated its assumptions for certain other defaulted Puerto Rico credits that have not yet been settled.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of June 30, 2022, the Company’s net par outstanding subject to the plan consisted of $100 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

    The Company projects its total net expected loss to be paid across its troubled U.S. public finance exposures as of June 30, 2022, including those mentioned above, to be $210 million, compared with $197 million as of December 31, 2021. The economic loss development for U.S. public finance transactions was $8 million during second quarter 2022 and was primarily attributable to Puerto Rico transactions, partially offset by the effect of changes in discount rates. The economic benefit for U.S. public finance transactions was $40 million during six months 2022, which was primarily attributable to changes in discount rates. The changes attributable to the Company’s Puerto Rico exposures reflect adjustments the Company made to the assumptions it used in its scenarios and valuation of certain recovery components based on the public information as discussed under “Exposure to Puerto Rico” in Note 3, Outstanding Exposure as well as nonpublic information related to its loss mitigation activities during the period.

Selected Non - U.S. Public Finance Transactions

    Expected loss to be paid for non-U.S. public finance transactions was $7 million as of June 30, 2022, compared with $12 million as of December 31, 2021. The economic benefit for non-U.S. public finance transactions was $2 million and $4 million during second quarter 2022 and six months 2022, respectively.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Second Quarter		Six Months
	2022	2021	2022	2021

First lien U.S. RMBS	$(14)	(14)	$4	$11
Second lien U.S. RMBS	(25)	(14)	(36)	(28)

First Lien U.S. RMBS Loss Projections: Alt-A, Prime, Option ARM and Subprime

     The majority of projected losses in first lien U.S. RMBS transactions are expected to come from non-performing mortgage loans (those that are or have recently been two or more payments behind, have been modified, are in foreclosure, or have been foreclosed upon). Changes in the amount of non-performing loans from the amount projected in the previous period are one of the primary drivers of loss projections in this portfolio. In order to determine the number of defaults resulting from these delinquent and foreclosed loans, the Company applies a liquidation rate assumption to loans in each of various non-performing categories. The Company arrived at its liquidation rates based on data purchased from a third-party provider and assumptions about how delays in the foreclosure process and loan modifications may ultimately affect the rate at which loans are liquidated. Each quarter the Company reviews recent data and (if necessary) adjusts its liquidation rates based on its observations. The following table shows liquidation assumptions for various non-performing and re-performing categories.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
First Lien U.S. RMBS Liquidation Rates

	As of
	June 30, 2022	December 31, 2021
Current but recently delinquent
Alt-A and Prime	20%	20%
Option ARM	20	20
Subprime	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	35
Option ARM	35	35
Subprime	30	30
60 – 89 Days Delinquent
Alt-A and Prime	40	40
Option ARM	45	45
Subprime	40	40
90+ Days Delinquent
Alt-A and Prime	55	55
Option ARM	60	60
Subprime	45	45
Bankruptcy
Alt-A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt-A and Prime	60	60
Option ARM	65	65
Subprime	55	55
Real Estate Owned
All	100	100

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

In the most heavily weighted scenario (the base case), after the initial 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to an intermediate CDR (calculated as 20% of its CDR plateau); that intermediate CDR is held constant and then steps to a final CDR of 5% of the CDR plateau. In the base case, the Company assumes the final CDR will be reached 1.00 year after the initial 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were recently modified or delinquent, or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to re-perform.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Key Assumptions in Base Case Expected Loss Estimates
First Lien U.S. RMBS

	As of June 30, 2022				As of December 31, 2021
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	1.9%	-	14.5%	6.0%	0.9%	-	11.6%	5.9%
Final CDR	0.1%	-	0.7%	0.3%	0.0%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%
Option ARM:
Plateau CDR	0.9%	-	11.0%	5.2%	1.8%	-	11.9%	5.6%
Final CDR	0.0%	-	0.5%	0.3%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%
Subprime:
Plateau CDR	2.8%	-	9.8%	6.0%	2.9%	-	10.0%	6.0%
Final CDR	0.1%	-	0.5%	0.3%	0.1%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the initial CDR. The

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of June 30, 2022 and December 31, 2021.

Total expected loss to be paid on all first lien U.S. RMBS was $195 million and $167 million as of June 30, 2022 and December 31, 2021, respectively. The $14 million economic benefit in second quarter 2022 for first lien U.S. RMBS transactions was primarily attributable changes in discount rates, lower initial severity assumptions and improved performance in certain transactions, partially offset by lower excess spread. The $4 million economic loss development in six months 2022 for first lien U.S. RMBS transactions was primarily attributable to lower excess spread, partially offset by changes in discount rates, lower initial severity assumptions and improved performance in certain transactions. Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR. An increase in projected LIBOR decreases excess spread, while lower LIBOR results in higher excess spread. ICE Benchmark Administration (IBA) and the Financial Conduct Authority (FCA) have announced that LIBOR will be discontinued after June 30, 2023. The Company believes that the RMBS floating rate debt it insures will, consistent with federal legislation enacted in March 2022, be interpreted to instead reference the Secured Overnight Finance Rate (SOFR).

The Company used a similar approach to establish its pessimistic and optimistic scenarios as of June 30, 2022 as it used as of December 31, 2021, increasing and decreasing the periods of stress from those used in the base case. In the Company’s most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 15 months, expected loss to be paid would increase from current projections by approximately $15 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over nine months), expected loss to be paid would decrease from current projections by approximately $11 million for all first lien U.S. RMBS transactions.

Second Lien U.S. RMBS Loss Projections

Second lien U.S. RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien mortgages. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses or recoveries in the collateral pool supporting the transactions. Expected losses are also a function of the structure of the transaction, the CPR of the collateral, the interest rate environment and assumptions about loss severity.

In second lien U.S. RMBS transactions, the projection of near-term defaults from currently delinquent loans is relatively straightforward because loans are generally “charged off” (treated as defaulted) by the securitization’s servicer once the loan is 180 days past due. The Company estimates the amount of loans that will default over the next six months by calculating current representative liquidation rates.

Similar to first lien U.S. RMBS transactions, the Company then calculates a CDR for six months, which is the period over which the currently delinquent collateral is expected to be liquidated. That CDR is then used as the basis for the plateau CDR period that follows the embedded plateau losses.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of June 30, 2022 and December 31, 2021, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s recovery assumption for charged-off loans is 30%, as shown in the table below, based on recent observed trends. Such recoveries are assumed to be received evenly over the next five years. If the recovery rate decreases to 20%, expected loss to be paid would increase from current projections by approximately $40 million.  If the recovery rate increases to 40%, expected loss to be paid would decrease from current projections by approximately $40 million.
The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base case, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien U.S. RMBS transactions (in the base case), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2021. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

Key Assumptions in Base Case Expected Loss Estimates
HELOCs

As of June 30, 2022	As of December 31, 2021
Range	Weighted Average	Range	Weighted Average
Plateau CDR	3.8%	-	36.7%	15.2%	6.5%	-	39.6%	16.4%
Final CDR trended down to	1.0%	1.0%
Liquidation rates:
Current but recently delinquent	20%	20%
30 – 59 Days Delinquent	30	30
60 – 89 Days Delinquent	40	40
90+ Days Delinquent	60	60
Bankruptcy	55	55
Foreclosure	55	55
Real Estate Owned	100	100
Loss severity on future defaults	98%	98%
Projected future recoveries on previously charged-off loans	30%	30%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total net expected recovery for all second lien U.S. RMBS was $16 million as of June 30, 2022 and $17 million as of December 31, 2021. The

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
economic development in second quarter 2022 and six months 2022 was a benefit of $25 million and $36 million, respectively, and was primarily driven by higher recoveries for secured charged-off loans, improved performance in certain transactions and changes in discount rates, partially offset by lower excess spread.

The Company’s base case assumed a six-month CDR plateau and a 28 month ramp-down (for a total stress period of 34 months). The Company also modeled a scenario with a longer period of elevated defaults and another with a shorter period of elevated defaults. In the Company’s most stressful scenario, increasing the CDR plateau to eight months and increasing the ramp-down by three months to 31 months (for a total stress period of 39 months) would decrease the expected recovery by approximately $5 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, reducing the CDR plateau to four months and decreasing the length of the CDR ramp-down to 25 months (for a total stress period of 29 months), and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $5 million for HELOC transactions.

Structured Finance Excluding U.S. RMBS

    The Company projected that its total net expected loss to be paid across its troubled structured finance exposures, excluding U.S. RMBS, as of June 30, 2022 was $46 million. The largest component of these structured finance losses were student loan securitizations issued by private issuers with $51 million in BIG net par outstanding. In general, the projected losses of these student loan securitizations are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of June 30, 2022.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Premiums

Net Earned Premiums

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	70	80	$149	$161
Accelerations from refundings and terminations (1)	5	15	133	31
Accretion of discount on net premiums receivable	6	6	12	11
Financial guaranty insurance net earned premiums	81	101	294	203
Specialty net earned premiums	1	1	2	2
Net earned premiums	$82	$102	$296	$205
____________________
(1)    Six months 2022 accelerations include $104 million related to the March Puerto Rico Resolutions. See Note 3, Outstanding Exposure for additional information.

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	Six Months
	2022	2021
	(in millions)
Beginning of year	$1,372	$1,372
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,371	1,371
Gross written premiums on new business, net of commissions	137	165
Gross premiums received, net of commissions	(180)	(184)
Adjustments:
Changes in the expected term and debt service assumptions	(4)	5
Accretion of discount, net of commissions on assumed business	12	10
Foreign exchange gain (loss) on remeasurement	(102)	5
Financial guaranty insurance premium receivable	1,234	1,372
Specialty insurance premium receivable	1	1
June 30,	$1,235	$1,373

Approximately 76% and 78% of gross premiums receivable, net of commissions payable at June 30, 2022 and December 31, 2021, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of June 30, 2022
	Future Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2022 (July 1 - September 30)	$39	$72
2022 (October 1 - December 31)	36	71
Subtotal 2022	75	143
2023	89	272
2024	87	255
2025	84	237
2026	81	221
2027-2031	342	914
2032-2036	242	637
2037-2041	160	381
After 2041	320	519
Total	$1,481	3,579
Future accretion		247
Total future net earned premiums		$3,826
____________________
(1)    Net of commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies
with Premiums Paid in Installments

	As of
	June 30, 2022	December 31, 2021
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,234	$1,371
Deferred premium revenue	1,613	1,663
Weighted-average risk-free rate used to discount premiums	1.6%	1.6%
Weighted-average period of premiums receivable (in years)	12.7	12.7

Losses and Recoveries

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 1.67% to 3.41% with a weighted average of 2.90% as of June 30, 2022 and 0.00% to 1.98% with a weighted average of 1.02% as of December 31, 2021.

    The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Reserve (Salvage) by Sector

	As of
Sector	June 30, 2022	December 31, 2021
	(in millions)
Public finance:
U.S. public finance	$154	$60
Non-U.S. public finance	1	1
Public finance	155	61
Structured finance:
U.S. RMBS	16	(24)
Other structured finance	41	42
Structured finance	57	18
Total	$212	$79

Components of Net Reserve (Salvage)

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Loss and LAE reserve	$716	$869
Reinsurance recoverable on unpaid losses (1)	(3)	(5)
Loss and LAE reserve, net	713	864
Salvage and subrogation recoverable	(502)	(801)
Salvage and subrogation reinsurance payable (2)	1	16
Salvage and subrogation recoverable, net	(501)	(785)
Net reserve (salvage)	$212	$79
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
Financial Guaranty Insurance Contracts

As of June 30, 2022
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$400
Contra-paid, net	19
Salvage and subrogation recoverable	501
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(708)
Net expected loss to be expensed (present value)	$212

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of June 30, 2022
(in millions)
2022 (July 1 - September 30)	$4
2022 (October 1 - December 31)	5
Subtotal 2022	9
2023	18
2024	17
2025	16
2026	19
2027-2031	72
2032-2036	48
2037-2041	10
After 2041	3
Net expected loss to be expensed	212
Future accretion	216
Total expected future loss and LAE	$428

The following table presents the loss and LAE reported in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE (Benefit) by Sector

	Second Quarter		Six Months
Sector	2022	2021	2022	2021
	(in millions)
Public finance:
U.S. public finance	11	4	$66	$30
Non-U.S. public finance	—	(1)	—	(9)
Public finance	11	3	66	21
Structured finance:
U.S. RMBS	(22)	(18)	$(19)	$(6)
Other structured finance	—	(1)	(1)	(1)
Structured finance	(22)	(19)	(20)	(7)
Loss and LAE (Benefit)	$(11)	$(16)	$46	$14

The largest component of the U.S. public finance loss expense was Puerto Rico exposures for all periods presented. The difference between public finance loss expense and economic benefit in six months 2022 was primarily attributable to the release of unearned premium reserve associated with extinguished Puerto Rico policies that previously had expected losses. The benefit in U.S. RMBS in all periods presented is primarily related to second lien transactions. For additional information on the expected timing of net expected losses to be expensed see Note 4, Expected Loss to be Paid (Recovered).

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
BIG Transaction Loss Summary
As of June 30, 2022

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	107	20	123	250	250
Remaining weighted-average period (in years)	8.0	7.8	8.2	8.1	8.1

Outstanding exposure:
Par	$1,822	$234	$3,298	$5,354	$5,327
Interest	752	60	1,227	2,039	2,035
Total (2)	$2,574	$294	$4,525	$7,393	$7,362

Expected cash outflows (inflows)	$64	$68	$3,396	$3,528	$3,515
Potential recoveries (3)	(381)	(38)	(2,492)	(2,911)	(2,899)
Subtotal	(317)	30	904	617	616
Discount	30	(6)	(240)	(216)	(216)
Expected losses to be paid (recovered)	$(287)	$24	$664	$401	$400

Deferred premium revenue	$60	$12	$226	$298	$296
Reserves (salvage)	$(303)	$19	$491	$207	$207

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2021

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	117	16	129	262	262
Remaining weighted-average period (in years)	7.6	8.9	8.9	8.5	8.5

Outstanding exposure:
Par	$2,437	$177	$4,745	$7,359	$7,293
Interest	1,000	36	1,942	2,978	2,962
Total (2)	$3,437	$213	$6,687	$10,337	$10,255

Expected cash outflows (inflows)	$111	$40	$4,820	$4,971	$4,918
Potential recoveries (3)	(656)	(10)	(3,829)	(4,495)	(4,430)
Subtotal	(545)	30	991	476	488
Discount	19	(3)	(145)	(129)	(129)
Expected losses to be paid (recovered)	$(526)	$27	$846	$347	$359

Deferred premium revenue	$85	$2	$350	$437	$435
Reserves (salvage)	$(549)	$25	$584	$60	$74
____________________
(1)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.
(2)Includes amounts related to FG VIEs.
(3)Represents expected inflows from future payments by obligors pursuant to restructuring agreements, settlements, excess spread on any underlying collateral and other estimated recoveries. Potential recoveries also include recoveries on certain investment grade credits, related mainly to exposures that were previously BIG and for which claims have been paid in the past.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
6.    Contracts Accounted for as Credit Derivatives

The portfolio of outstanding exposures discussed in Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered), includes contracts that are accounted for as insurance contracts, derivatives, and FG VIEs. Amounts presented in this note relate only to contracts accounted for as derivatives. See Note 5, Contracts Accounted for as Insurance for amounts that relate to contracts accounted for as insurance and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for amounts that relate to contracts that are accounted for as FG VIEs. The Company’s credit derivatives (financial guaranty contracts that meet the definition of a derivative in accordance with GAAP) are primarily CDS and also include interest rate swaps.

Credit derivative transactions are governed by International Swaps and Derivatives Association, Inc. documentation and have certain characteristics that differ from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a credit derivative may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. In certain transactions the Company also specifically agreed to pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a CDS contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 13.3 years and 13.2 years as of June 30, 2022 and December 31, 2021, respectively.

Credit Derivatives (1)

	As of June 30, 2022		As of December 31, 2021
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,348	$(80)	$1,705	$(72)
Non-U.S. public finance	1,476	(42)	1,800	(48)
U.S. structured finance	355	(22)	400	(32)
Non-U.S. structured finance	122	(3)	135	(2)
Total	$3,301	$(147)	$4,040	$(154)
____________________
(1)    Expected loss to be paid was $5 million as of both June 30, 2022 and December 31, 2021.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of June 30, 2022		As of December 31, 2021
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,317	39.9%	$1,503	37.2%
AA	1,116	33.8	1,283	31.8
A	329	10.0	514	12.7
BBB	480	14.5	677	16.7
BIG	59	1.8	63	1.6
Credit derivative net par outstanding	$3,301	100.0%	$4,040	100.0%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
 Fair Value Gains (Losses) on Credit Derivatives

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Realized gains (losses) and other settlements	$—	$2	$(1)	$3
Net unrealized gains (losses)	9	(35)	7	(55)
Fair value gains (losses) on credit derivatives	$9	$(33)	$6	$(52)

During second quarter 2022, unrealized gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period, and changes in discount rates. These gains were partially offset by an increase in the credit spread of certain underlying reference obligations. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company (or another comparable entity) would expect to receive on these transactions decreased.

During second quarter 2021, unrealized losses were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC’s credit protection decreased during the period. These losses were partially offset by general price improvements of the underlying collateral.

During six months 2022, unrealized gains were generated primarily as a result of the increased cost to buy protection on AGC and changes in discount rates. These gains were partially offset by an increase in the credit spread of certain underlying reference obligations.

    During six months 2021, unrealized losses were generated primarily as a result of wider implied net spreads driven by the decreased market cost to buy protection in AGC’s name during the period. These losses were partially offset by general asset price improvement of the underlying collateral.

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

CDS Spread on AGC (in basis points)

	As of June 30, 2022	As of December 31, 2021	As of June 30, 2021	As of December 31, 2020
Five-year CDS spread	103	49	62	132
One-year CDS spread	41	16	16	36

Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC Credit Spread

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(223)	$(225)
Plus: Effect of AGC credit spread	76	71
Net fair value of credit derivatives	$(147)	$(154)

The fair value of CDS contracts as of June 30, 2022, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
7.    Investments

Investment Portfolio

The investment portfolio consists of both externally and internally managed portfolios. The majority of the investment portfolio is managed by three outside managers and AssuredIM, for which the Company has established investment guidelines regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

The internally managed portfolio primarily consists of the Company’s investments in: (i) securities acquired for loss mitigation purposes; (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM; (iii) new recovery bonds and CVIs received in connection with the consummation of the March Puerto Rico Resolutions and (iv) other investments including certain fixed-maturity and short-term securities, and equity method investments. Equity method investments primarily consist of generally less liquid alternative investments including: an investment in renewable and clean energy and private equity funds. The Company had unfunded commitments of $96 million as of June 30, 2022 related to certain of the Company’s alternative investments other than AssuredIM Funds.

Investment Portfolio
Carrying Value

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed	$5,894	$6,843
Loss mitigation securities and other	735	818
AssuredIM managed	526	541
Fixed-maturity securities - Puerto Rico (2)	241	—
Fixed-maturity securities - Puerto Rico, trading (3)	87	—
Short-term investments (4)	863	1,225
Other invested assets:
Equity method investments	140	169
Other	10	12
Total	$8,496	$9,608
____________________
(1)    7.4% and 7.5% of fixed-maturity securities were rated BIG as of June 30, 2022 and December 31, 2021, respectively, consisting primarily of loss mitigation securities. 4.1% and 0.9% were not rated, as of June 30, 2022 and December 31, 2021, respectively.
(2)    Represents new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions. These securities are not rated.
(3)    Represents CVIs received in connection with the consummation of the March Puerto Rico Resolutions. These securities are not rated.
(4)     Weighted average credit rating of AAA as of both June 30, 2022 and December 31, 2021, based on the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications.

The U.S. Insurance Subsidiaries, through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds. Adding inception-to-date distributed gains, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds through AGAS. As of June 30, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $757 million, of which $516 million represented net invested capital and $241 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, healthcare structured capital and municipal bonds. As of June 30, 2022 and December 31, 2021, the fair value of AGAS’ interest in AssuredIM Funds was $549 million and $543 million, respectively.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not reported in “investments” on the condensed consolidated balance sheets, but rather, such AssuredIM Funds are consolidated and reported in “assets of consolidated investment vehicles” and “liabilities of consolidated

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
investment vehicles”, with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable non-controlling interests. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Accrued investment income, which is recorded in “other assets,” was $74 million as of June 30, 2022 and $69 million as of December 31, 2021. In six months 2022 and six months 2021, the Company did not write off any accrued investment income.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of June 30, 2022

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (5) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	45%	$3,542	$(14)	$57	$(101)	$3,484	$(5)	A+
U.S. government and agencies	2	122	—	3	(6)	119	—	AA+
Corporate securities (3)	31	2,434	(4)	3	(239)	2,194	(78)	A
Mortgage-backed securities (4):
RMBS	5	419	(15)	5	(40)	369	(35)	BBB+
Commercial mortgage-backed securities (CMBS)	4	303	—	—	(5)	298	—	AAA
Asset-backed securities:
CLOs	6	442	—	—	(21)	421	—	A+
Other	5	419	(18)	20	(13)	408	(12)	CCC+
Non-U.S. government securities	2	122	—	—	(19)	103	(2)	AA-
Total available-for-sale fixed-maturity securities	100%	$7,803	$(51)	$88	$(444)	$7,396	$(132)	A

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
(4)U.S. government-agency obligations were approximately 31% of mortgage-backed securities as of both June 30, 2022 December 31, 2021 based on fair value.
(5)Accumulated other comprehensive income (AOCI).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of June 30, 2022

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,398	$(91)	$16	$(5)	$1,414	$(96)
U.S. government and agencies	40	(1)	38	(5)	78	(6)
Corporate securities	1,510	(138)	92	(23)	1,602	(161)
Mortgage-backed securities:
RMBS	149	(5)	1	—	150	(5)
CMBS	275	(5)	—	—	275	(5)
Asset-backed securities:
CLOs	312	(15)	107	(6)	419	(21)
Other	22	(1)	—	—	22	(1)
Non-U.S. government securities	88	(12)	13	(5)	101	(17)
Total	$3,794	$(268)	$267	$(44)	$4,061	$(312)
Number of securities (1)		1,353		115		1,455

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2021

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$117	$(3)	$10	$(1)	$127	$(4)
U.S. government and agencies	26	—	32	(2)	58	(2)
Corporate securities	407	(12)	70	(5)	477	(17)
Mortgage-backed securities:
RMBS	4	—	—	—	4	—
Asset-backed securities:
CLOs	226	—	—	—	226	—
Non-U.S. government securities	24	(2)	8	(1)	32	(3)
Total	$804	$(17)	$120	$(9)	$924	$(26)
Number of securities (1)		355		60		410
___________________
(1)    The number of securities does not add across because lots consisting of the same securities have been purchased at different times and appear in both categories above (i.e., less than 12 months and 12 months or more). If a security appears in both categories, it is counted only once in the total column.

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of June 30, 2022 and December 31, 2021 were not related to credit quality, and in the case of six months 2022, primarily attributable to rising interest rates. In addition, as of June 30, 2022 the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of June 30, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 435 securities had

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2021, 23 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $211 million as of June 30, 2022 and $6 million as of December 31, 2021.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2022 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of June 30, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$186	$184
Due after one year through five years	1,902	1,815
Due after five years through 10 years	1,739	1,656
Due after 10 years	3,254	3,074
Mortgage-backed securities:
RMBS	419	369
CMBS	303	298
Total	$7,803	$7,396

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $217 million as of June 30, 2022 and $243 million as of December 31, 2021. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements, in the amounts of $1,149 million and $1,231 million, based on fair value as of June 30, 2022 and December 31, 2021, respectively.

Income from Investment Portfolio

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Income from Investment Portfolio

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Investment income:
Externally managed	$47	$52	$95	$103
Loss mitigation securities and other	12	14	23	30
Managed by AssuredIM (1)	5	4	9	8
Investment income	64	70	127	141
Investment expenses	(2)	(2)	(3)	(3)
Net investment income	$62	$68	$124	$138

Fair value gains (losses) on trading securities (2)	$(18)	$—	$(22)	$—
Equity in earnings (losses) of investees (3)	$—	$34	$(11)	$43
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.
(2)    Fair value losses on trading securities pertaining to securities still held as of June 30, 2022 were $12 million for second quarter 2022 and $16 million for six months 2022.
(3)     Fair value gains on investments where the fair value option (FVO) was elected utilizing the net asset value (NAV), as a practical expedient were $3 million in six months 2022 and $26 million in both second quarter 2021 and six months 2021. In addition, the Company received $5 million for six months 2022 in dividends related to the same investment.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Gross realized gains on sales available-for-sale securities	$—	$1	$—	$2
Gross realized losses on sales available-for-sale securities (1)	(21)	—	(23)	(2)
Net foreign currency gains (losses)	(3)	1	(3)	2
Change in credit impairment and intent to sell	(4)	—	(9)	(4)
Other net realized gains (losses) (2)	—	2	10	3
Net realized investment gains (losses)	$(28)	$4	$(25)	$1
____________________
(1)    Second quarter 2022 and six months 2022 related primarily to sales of bonds received as part of the March Puerto Rico Resolutions.
(2)    Net realized gains in six months 2022 related primarily to the sale of one of the Company’s alternative investments.

    The proceeds from sales of fixed-maturity securities classified as available-for-sale were $296 million in second quarter 2022, $106 million in second quarter 2021, $353 million in six months 2022 and $226 million in six months 2021.

The following table presents the roll forward of the credit losses on available-for-sale fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2022 and 2021.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Credit Losses for Available-for-Sale Fixed-Maturity Securities

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$47	$81	$42	$78
Additions for securities for which credit impairments were not previously recognized	—	—	4	1
Additions (reductions) for credit losses on securities for which credit impairments were previously recognized	4	—	5	2
Reductions for securities sold and other settlements (1)	—	(42)	—	(42)
Balance, end of period	$51	$39	$51	$39
(1)    Primarily attributable to the sale of a security with a $42 million credit allowance in second quarter 2021.

The Company recorded credit loss expenses of $4 million, $9 million and $3 million in second quarter 2022, six months 2022, and six months 2021, respectively. The Company did not purchase any securities with credit deterioration during the periods presented. Most of the Company’s securities with credit deterioration are loss mitigation securities.

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

    The insurance subsidiaries are not primarily liable for the debt obligations issued by the structured finance and other FG VIEs (which excludes the Puerto Rico Trusts described below) they insure and would only be required to make payments on those insured debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due and only for the amount of the shortfall. AGL’s and its insurance subsidiaries’ creditors do not have any rights with regard to the collateral supporting the debt issued by the structured finance and other FG VIEs. Proceeds from sales, maturities, prepayments and interest from such underlying collateral may only be used to pay debt service on structured finance and other FG VIEs’ liabilities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The Company has elected the FVO for all assets and all liabilities of the structured finance and other FG VIEs. The change in fair value of all structured finance and other FG VIEs assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIE liabilities, which is reported in other comprehensive income (OCI). As of both June 30, 2022 and December 31, 2021, the Company consolidated 25 structured finance and other FG VIEs, respectively. During six months 2022, one FG VIE was consolidated and one FG VIE was deconsolidated. During six months 2021, one FG VIE was deconsolidated. There were no other consolidations or deconsolidations for the periods presented.

Puerto Rico Trusts

As of June 30, 2022, the Company consolidated nine custodial trusts established as part of the GO/PBA Plan (Puerto Rico Trusts) discussed in Note 3, Outstanding Exposure, Exposures to Puerto Rico. With respect to certain insured securities covered by the GO/PBA Plan, insured bondholders were permitted to elect to receive custody receipts that represent an interest in the legacy insurance policy plus cash, new recovery bonds and CVIs (in aggregate, Plan Consideration) that constitute distributions under the GO/PBA Plan. For those who made this election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. The Company consolidated the Puerto Rico Trusts as its insurance subsidiaries are deemed to be the primary beneficiary given their power to collapse these trusts.

The assets within the Puerto Rico Trusts are classified as follows: new recovery bonds and certain trust certificates as available-for-sale securities ($34 million fair value, $37 million amortized cost as of June 30, 2022), and CVIs as trading securities ($7 million fair value as of June 30, 2022, $1 million fair value losses on trading securities for both second quarter 2022 and six months 2022). The new recovery bonds, CVIs, and trust certificates have maturity dates ranging from 2023 to 2049. For the measurement of liabilities of the Puerto Rico Trusts, the Company elected the FVO in order to simplify the accounting for these instruments.

Investment income on the new recovery bonds, unrealized gains and losses on the CVIs and the change in fair value of the Puerto Rico Trusts’ liabilities, which are all with recourse, are all reported in “fair value gains (losses) on FG VIEs” on the condensed consolidated statement of operations, except for the change in fair value attributable to change in ISCR on the Puerto Rico Trusts’ liabilities, which is reported in OCI. Unrealized gains and losses on the new recovery bonds and trust certificates are reported in OCI. During six months 2022, the consolidation of the nine Puerto Rico Trusts resulted in a $4 million loss on consolidation, which was also reported in “fair value gains (losses) on FG VIEs.”

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

Consolidated FG VIEs by Type of Collateral

	As of
	June 30, 2022	December 31, 2021
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$185	$221
U.S. RMBS second lien	38	39
Puerto Rico securities	41	—
Total FG VIEs’ assets	$264	$260

FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$192	$227
U.S. RMBS second lien	30	42
Puerto Rico Trust liabilities	45	—
Total FG VIEs’ liabilities with recourse	$267	$269

FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$15	$20
Total FG VIEs’ liabilities without recourse	$15	$20

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO (FG VIE assets at FVO) held as of June 30, 2022 that was reported in the condensed consolidated statements of operations for second quarter 2022 and six months 2022 was a gain of $1 million and a loss of $4 million, respectively. The change in the ISCR of the FG VIEs’ assets at FVO held as of June 30, 2021 was a gain of $7 million and $4 million for second quarter 2021 and six months 2021, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

    The inception-to-date change in fair value of the FG VIEs’ liabilities with recourse (all of which are measured at fair value under the FVO) attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the insurance subsidiaries’ CDS spread from the most recent date of consolidation to the current period. In general, if the insurance subsidiaries’ CDS spread tightens, more value will be assigned to insurance subsidiaries’ credit; however, if the insurance subsidiaries’ CDS spread widens, less value is assigned to the insurance subsidiaries’ credit.

Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$264	$255
FG VIEs’ liabilities with recourse	30	12
FG VIEs’ liabilities without recourse	15	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	43	52
Unpaid principal for FG VIEs’ liabilities with recourse (1)	297	281
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2022 through 2038.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
During second quarter 2022, the Company recorded an out-of-period adjustment totaling $7.6 million in pre-tax income and $6.0 million in net income attributable to AGL. The out-of-period adjustment related to the correction of the fair value of FG VIE. In six months 2022, the out-of-period adjustment was $6.6 million in pre-tax income and $5.2 million in net income attributable to AGL.

CIVs

CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses in which the Company is the primary beneficiary. The table below summarizes the number of consolidated CIVs by type as of June 30, 2022 and December 31, 2021. As of both dates, the Company consolidated one CIV that meets the criteria for a voting interest entity, because the Company possesses substantially all of the economics and all of the decision-making of that CIV.

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

Number of Consolidated CIVs by Type

	As of
CIV Type	June 30, 2022	December 31, 2021
Funds	9	8
CLOs	10	9
CLO warehouses	2	3
Total number of consolidated CIVs	21	20

The table below summarizes the change in the number of consolidated CIVs during each of the periods. During both six months 2022 and six months 2021, two consolidated CLO warehouses were securitized and became CLOs.

Roll Forward of Number of Consolidated CIVs

	Six Months
	2022	2021
Beginning of year	20	11
Consolidated	2	5
Deconsolidated (1)	(1)	(1)
June 30,	21	15
____________________
(1)    During six months 2022 the Company deconsolidated a CLO with assets and liabilities of $417 million.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Assets and Liabilities of CIVs

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$49	$64
Fund investments, at fair value
Equity securities and warrants	394	252
Obligations of state and political subdivisions	—	101
Corporate securities	90	98
Structured products	127	62
Due from brokers and counterparties	6	49
Other	—	1
CLO and CLO warehouse assets:
Cash	76	156
CLO investments:
Loans in CLOs, FVO	4,160	3,913
Loans in CLO warehouses, FVO	233	331
Short-term investments, at fair value	230	145
Due from brokers and counterparties	91	99
Total assets (1)	$5,456	$5,271
Liabilities:
CLO obligations, FVO (2)	3,947	3,665
Warehouse financing debt, FVO (3)	157	126
Securities sold short, at fair value	—	41
Due to brokers and counterparties	424	570
Other liabilities	40	34
Total liabilities	$4,568	$4,436
____________________
(1)    Includes investments in AssuredIM Funds and other affiliated entities of $358 million and $223 million as of June 30, 2022 and December 31, 2021, respectively. Includes assets of a voting interest entity as of June 30, 2022 and December 31, 2021 of $60 million and $12 million, respectively.
(2)    The weighted average maturity of CLO obligations was 6.7 years as of June 30, 2022 and 6.6 years as of December 31, 2021. The weighted average interest rate of CLO obligations was 2.8% as of June 30, 2022 and 1.8% as of December 31, 2021. CLO obligations have stated final maturity dates from 2034 to 2035.
(3)    The weighted average maturity of warehouse financing debt of CLO warehouses was 1.2 years as of June 30, 2022 and 1.8 years as of December 31, 2021. The weighted average interest rate of warehouse financing debt of CLO warehouses was 1.0% as of June 30, 2022 and 1.1% as of December 31, 2021. Warehouse financing debt will mature at various dates from 2023 to 2024.

The Company has an investment structure, where it invests with other co-investors in a municipal bond feeder fund. In this structure, the invested capital of one or more feeder funds purchases ownership interests in another fund, referred to as a master fund. The master fund utilizes this invested capital and, in certain cases, other debt financing, to purchase various classes of assets on behalf of its investors. The master fund’s investment objective is to generate attractive risk adjusted absolute returns by investing in municipal bonds, both investment grade and high-yield, taxable and tax-exempt as well as related investment and derivative products to hedge interest rate risk.

The Company consolidates the feeder fund, a VIE. The feeder fund does not consolidate the master fund. Rather, because the feeder fund is an investment company, specialized industry accounting for investment companies requires it to measure its investments (i.e., limited partnership interests) at fair value through net income. The Company has elected to apply the net asset value practical expedient to fair value to measure the feeder’s proportionate share of the net assets of the master fund. The consolidated feeder’s investment in this master fund, totaled $124 million as of June 30, 2022 and is included in the

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
table above in the caption “Equity securities and warrants”. The master fund had gross assets of $155 million and gross liabilities of $31 million, as of June 30, 2022.

Noncontrolling Interest in CIVs

Noncontrolling interest in CIVs represents the proportion of the consolidated funds not owned by the Company, including third parties, employees, and former employees. The majority of the noncontrolling interest is non-redeemable and presented on the statement of shareholders’ equity. The table below presents the rollforward of redeemable noncontrolling interest in CIVs.
Redeemable Noncontrolling Interest in CIVs

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Beginning balance	$21	$21	$22	$21
Net income (loss) attributable to the redeemable noncontrolling interest	—	—	(1)	—
Contributions	21	—	21	—
Distributions	(21)	—	(21)	—
June 30,	$21	$21	$21	$21

As of June 30, 2022, the CIVs had $481 million commitments to invest.

As of June 30, 2022 and December 31, 2021, the CIVs included derivative contracts with notional amounts totaling $53 million and $49 million, respectively, and average notional amounts of $51 million and $34 million, respectively. The fair value of derivative contracts is reported in the “assets of CIVs” or “liabilities of CIVs” in the condensed consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. The net change in fair value of derivative contracts were gains of $4 million for second quarter 2022, $8 million for six months 2022, and $1 million for six months 2021 and losses of $1 million for second quarter 2021.

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

As of June 30, 2022, these credit facilities had varying maturities ranging from September 15, 2023 to May 13, 2024 with the aggregate principal amount not exceeding $777 million. The available commitment was based on the amount of equity contributed to the warehouse which was $228 million. As of June 30, 2022, $145 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 100 basis points (bps) to 3-month SOFR plus 130 bps (with a floor on the Euribor rates of zero). The CLO warehouses were in compliance with all financial covenants as of June 30, 2022.

As of June 30, 2022, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the amount of equity contributed to the funds. As of June 30, 2022, $18 million was drawn down by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime Floor of 3%). The fund was in compliance with all financial covenants as of June 30, 2022.

During second quarter 2022, the Company recorded an out-of-period adjustment totaling $4.4 million in pre-tax income and $3.4 million in net income attributable to AGL. The out-of-period adjustments related an incorrect elimination of the foreign exchange remeasurement on the portion of consolidated CLOs that are owned by other Assured Guaranty entities. In six months 2022, the out-of-period adjustment was $2.1 million in pre-tax income and $1.7 million in net income attributable to AGL.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original insured financial guaranty insurance or credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $89 million and liabilities of $12 million as of June 30, 2022, and assets of $96 million and liabilities of $11 million as of December 31, 2021, primarily reported in “investments” and “credit derivative liabilities” on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of June 30, 2022, approximately 14 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. With respect to structured finance and other FG VIEs, as of June 30, 2022 and December 31, 2021, the Company identified 61 and 69 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 25 structured finance and other FG VIEs as of both June 30, 2022 and December 31, 2021. In addition, as of June 30, 2022 the Company consolidated nine Puerto Rico Trusts. The Company’s exposure through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

    The Company manages funds and CLOs that have been determined to be VIEs, in which the Company concluded that it is not the primary beneficiary, because it lacks a controlling financial interest. As such, the Company does not consolidate these entities. The Company’s equity interests, excluding the feeder fund’s investment in the master fund, in these entities are reported in “other invested assets” on the condensed consolidated balance sheets. The maximum exposure to loss is limited to the Company’s investment in equity interests (which is less than $1 million as of both June 30, 2022 and December 31, 2021) as well as foregone future management and performance fees. See Note 10, Asset Management Fees, for earnings and receivables from managing funds and CLOs.

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During six months 2022, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

The Company’s methods for calculating fair value produce a fair value that may not be indicative of net realizable value or reflective of future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a materially different estimate of fair value at the reporting date.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

There was a transfer of a fixed-maturity security in the investment portfolio and securities in the FG VIE asset portfolio from Level 3 to Level 2 during second quarter 2022. There were no other transfers from or into Level 3 during the periods presented.

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

    As of June 30, 2022, the Company used models to price 184 securities, including securities that were purchased or obtained for loss mitigation, with a Level 3 fair value of $1.0 billion. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Short-Term Investments

Short-term investments that are traded in active markets are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices. Securities such as discount notes are classified within Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Other Invested Assets

Other invested assets that are carried at fair value primarily include: (i) equity securities traded in active markets that are classified within Level 1 in the fair value hierarchy as their value is based on quoted market prices; and (ii) equity method investments for which the Company elected the FVO using NAV, as a practical expedient, which are excluded from the fair value hierarchy.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at June 30, 2022 were such that market prices of the Company’s CDS contracts were not available.

Assumptions and Inputs

    The various inputs and assumptions that are key to the measurement of the Company’s fair value for CDS contracts are as follows: the gross spread, the allocation of gross spread among the bank profit, net spread and hedge cost, and the weighted average life which is based on debt service schedules. The Company obtains gross spreads on its outstanding contracts from market data sources published by third parties (e.g., dealer spread tables for the collateral similar to assets within the Company’s transactions), as well as collateral-specific spreads provided by or obtained from market sources. The bank profit represents the profit the originator, usually an investment bank, realizes for structuring and funding the transaction; the net spread represents the premiums paid to the Company for the Company’s credit protection provided; and the hedge cost represents the cost of CDS protection purchased by the originator to hedge its counterparty credit risk exposure to the Company.

The primary sources of information used to determine gross spread include:

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

The rates used to discount future expected premium cash flows ranged from 2.17% to 3.56% at June 30, 2022 and 0.11% to 1.78% at December 31, 2021.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. As of June 30, 2022 and December 31, 2021, the use of the minimum premium did not have a significant effect on fair value. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

FG VIEs’ Assets and Liabilities

The Company elected the FVO for the structured finance and other FG VIEs’ assets and liabilities and classifies them as Level 3 in the fair value hierarchy. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach.

For the assets in the Puerto Rico Trusts, new recovery bonds and trust certificates are classified as Level 2 available-for-sale securities, and CVIs are classified as Level 2 trading securities. The liabilities of the Puerto Rico Trusts are measured under the FVO as Level 3 on the fair value hierarchy. See “ - Fixed Maturity Securities” above for a description of the fair value methodology for the recovery bonds and CVIs in the Puerto Rico Trusts, which represent the majority of the assets in the Puerto Rico Trusts.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

The models used to price the FG VIEs’ liabilities (other than the liabilities of the Puerto Rico Trusts) generally apply the same inputs used in determining fair value of FG VIEs’ assets. For those liabilities insured by the Company, the benefit of the Company’s insurance policy guaranteeing the timely payment of debt service is also taken into account. The liabilities of the Puerto Rico Trusts are priced based on the value of the assets in the Puerto Rico Trusts including the value of the insurance subsidiaries financial guaranty policies.

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

The net change in the fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on financial guaranty variable interest entities” in the condensed consolidated statements of operations, except for change in fair value of FG VIEs’ liabilities with recourse caused by changes in ISCR which is separately presented in OCI, and the change in fair value of available-for-sale securities, which is reported as a component of the change in unrealized gains (losses) on investments in OCI. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on financial guaranty variable interest entities”. The FG VIEs issued securities that are typically collateralized by first lien and second lien residential mortgage loans, or, in the case of the Puerto Rico Trusts, the Plan Consideration received under the GO/PBA Plan.

Assets and Liabilities of CIVs

The consolidated CLOs are collateralized financing entities (CFEs), and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured under the FVO using the CFE practical expedient. Loans in CLOs are priced using a loan pricing service which aggregates quotes from loan market participants. The loans are all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result, the less observable CLO debt is measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs are measured at fair value and the debt of consolidated CLOs are measured as: (1) the sum of (i) the fair value of the financial assets, and (ii) the carrying value of any nonfinancial assets held temporarily; less (2) the sum of (iii) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (iv) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interests retained by the Company).

Prior to securitization, when loans are warehoused in an investment vehicle, such vehicle is not considered a CFE. The Company has elected the FVO to measure the loans held and the debt issued by CLO warehouses to mitigate the accounting mismatch between such assets and liabilities when a CLO warehouse securitizes and becomes a CLO.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

    Level 2 assets in the CIVs include assets of the consolidated CLOs and certain assets of the consolidated funds. Level 3 assets in the CIVs include the remainder of the invested assets of consolidated funds. Level 2 liabilities in the CIVs include senior warehouse financing debt used to fund a CLO warehouse (measured under the FVO), securities sold short and derivative liabilities. Level 3 liabilities of the CIVs include various tranches of CLO debt, first loss subordinated warehouse financing and securitized borrowing. Significant changes to any of the inputs described above could have a material effect on the fair value of the consolidated assets and liabilities.

Amounts recorded at fair value in the Company’s financial statements are presented in the tables below.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of June 30, 2022

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$3,433	$51	$3,484
U.S. government and agencies	—	119	—	119
Corporate securities	—	2,194	—	2,194
Mortgage-backed securities:
RMBS	—	185	184	369
CMBS	—	298	—	298
Asset-backed securities	—	24	805	829
Non-U.S. government securities	—	103	—	103
Total fixed-maturity securities, available-for-sale	—	6,356	1,040	7,396
Fixed-maturity securities, trading	—	87	—	87
Short-term investments	844	19	—	863
Other invested assets (1)	2	—	5	7
FG VIEs’ assets	—	41	223	264
Assets of CIVs (2):
Fund investments:
Equity securities and warrants	—	7	258	265
Corporate securities	—	—	90	90
Structured products	—	89	38	127
CLOs and CLO warehouse assets:
Loans	—	4,393	—	4,393
Short-term investments	230	—	—	230
Total assets of CIVs	230	4,489	386	5,105
Other assets	50	45	35	130
Total assets carried at fair value	$1,126	$11,037	$1,689	$13,852
Liabilities:
Credit derivative liabilities	$—	$—	$148	$148
FG VIEs’ liabilities (3)	—	—	282	282
Liabilities of CIVs:
CLO obligations of CFEs	—	—	3,947	3,947
Warehouse financing debt	—	138	19	157
Securitized borrowing	—	—	21	21
Total liabilities of CIVs	—	138	3,987	4,125
Other liabilities	—	7	—	7
Total liabilities carried at fair value	$—	$145	$4,417	$4,562

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
___________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $16 million and $19 million of equity method investments measured at fair value under the FVO using the NAV as a practical expedient as of June 30, 2022 and December 31, 2021, respectively.
(2)    Excludes $5 million and $6 million as of June 30, 2022 and December 31, 2021, respectively, in investments in AssuredIM Funds for which the Company records a 100% noncontrolling interest. The consolidation of these funds results in a gross up of assets and noncontrolling interest on the consolidated financial statements; however, it results in no economic equity or net income attributable

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
to AGL. As of June 30, 2022, excludes a $124 million investment in the AssuredIM municipal relative value master fund, which is measured using NAV as a practical expedient.
(3)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during second quarter 2022, second quarter 2021, six months 2022, and six months 2021.

Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Second Quarter 2022

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of March 31, 2022	$70		$200		$842		$267		$243		$83		$—		$28
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(1)	(1)	6	(1)	(3)	(1)	1	(2)	16	(4)	7	(4)	(3)	(4)	10	(3)
Other comprehensive income (loss)	(3)		(11)		(30)		—		—		—		—		(1)
Purchases	—		—		10		—		5		—		42		—
Sales	—		—		(9)		—		(6)		—		(21)		—
Settlements	(14)		(11)		(5)		(26)		—		—		—		—
Deconsolidations	—		—		—		(15)		—		—		20		—
Transfers out of Level 3	(1)		—		—		(4)		—		—		—		—
Fair value as of June 30, 2022	$51		$184		$805		$223		$258		$90		$38		$37
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2022 included in:
Earnings							$2	(2)	$10	(4)	$7	(4)	$(3)	(4)	$10	(3)
OCI	$(4)		$(10)		$(29)										$(1)

Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
Second Quarter 2022

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of March 31, 2022	$(156)		$(335)		$(3,650)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	9	(6)	11	(2)	250	(4)
Other comprehensive income (loss)	—		3		37
Issuances	—		—		(1,027)
Settlements	—		24		29
Deconsolidations	—		15		374
Fair value as of June 30, 2022	$(147)		$(282)		$(3,987)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2022 included in:
Earnings	$8	(6)	$11	(2)	$262	(4)
OCI			$3		$37

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Second Quarter 2021

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate Securities	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs- Equity Securities		Other (7)
	(in millions)
Fair value as of March 31, 2021	$103		$28	$246		$941		$281		$1		$37
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	2	(1)	—	5	(1)	5	(1)	19	(2)	2	(4)	(6)	(3)
Other comprehensive income (loss)	6		20	9		1		—		—		—
Purchases	—		—	—		117		—		14		—
Sales	—		(48)	—		(38)		—		(16)		—
Settlements	(1)		—	(12)		(51)		(13)		—		—
Fair value as of June 30, 2021	$110		$—	$248		$975		$287		$1		$31
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2021included in:
Earnings								$19	(2)	$—		$(6)	(3)
OCI	$6		$—	$9		$3

Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Second Quarter 2021

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of March 31, 2021	$(120)		$(318)		$(1,973)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(33)	(6)	(10)	(2)	(8)	(4)
Other comprehensive income (loss)	—		(2)		—
Issuances	—		—		(406)
Settlements	(1)		10		2
Fair value as of June 30, 2021	$(154)		$(320)		$(2,385)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2021 included in:
Earnings	$(35)	(6)	$(11)	(2)	$(2)	(4)
OCI			$(2)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Six Months 2022

	Fixed-Maturity Securities, Available-for-Sale						Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities	FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2021	$72	$216		$863	$260		$239		$91		$—		$27
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	10	(1)	—	(3)	(2)	26	(4)	6	(4)	(3)	(4)	11	(3)
Other comprehensive income (loss)	(8)	(19)		(37)	—		—		—		—		(1)
Purchases	—	—		35	—		5		1		42		—
Sales	—	—		(12)	—		(12)		(8)		(21)		—
Settlements	(13)	(23)		(44)	(34)		—		—		—		—
Consolidations	—	—		—	15		—		—		—		—
Deconsolidations	—	—		—	(15)		—		—		20		—
Fair value as of June 30, 2022	$51	$184		$805	$223		$258		$90		$38		$37
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2022 included in:
Earnings					$(2)	(2)	$18	(4)	$5	(4)	$(3)	(4)	$11	(3)
OCI	$(10)	$(17)		$(36)									$(1)

Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
Six Months 2022

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2021	$(154)		$(289)		$(3,705)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	6	(6)	26	(2)	295	(4)
Other comprehensive income (loss)	—		3		56
Issuances	—		—		(1,408)
Settlements	1		65		401
Consolidations	—		(102)		—
Deconsolidations	—		15		374
Fair value as of June 30, 2022	$(147)		$(282)		$(3,987)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2022 included in:
Earnings	$5	(6)	$49	(2)	$303	(4)
OCI			$3		$56

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Six Months 2021

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs - Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$54
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	3	(1)	2	(1)	7	(1)	11	(1)	18	(2)	4	(4)	(24)	(3)
Other comprehensive income (loss)	8		16		9		6		—		—		1
Purchases	—		—		—		211		—		22		—
Sales	—		(48)		—		(80)		—		(27)		—
Settlements	(2)		—		(23)		(113)		(27)		—		—
Fair value as of June 30, 2021	$110		$—		$248		$975		$287		$1		$31
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2021 included in:
Earnings									$18	(2)	$3	(4)	$(25)	(3)
OCI	$8		$—		$9		$8						$1

Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
Six Months 2021

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2020	$(100)		$(333)		$(1,227)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(52)	(6)	(7)	(2)	(2)	(4)
Other comprehensive income (loss)	—		(3)		—
Issuances	—		—		(1,158)
Settlements	(2)		23		2
Fair value as of June 30, 2021	$(154)		$(320)		$(2,385)
Change in unrealized gains (losses) related to financial instruments held as of June 30, 2021 included in:
Earnings	$(55)	(6)	$(6)	(2)	$4	(4)
OCI			$(3)
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of June 30, 2022

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$51	Yield	6.9%	-	32.1%	9.4%
RMBS	184	CPR	0.0%	-	22.2%	11.1%
		CDR	1.5%	-	12.0%	5.6%
		Loss severity	50.0%	-	125.0%	85.2%
		Yield	4.6%	-	7.6%	6.8%
Asset-backed securities:
Life insurance transactions	357	Yield	8.8%
CLOs	420	Discount Margin	1.8%	-	4.0%	2.9%
Others	28	Yield	6.4%	-	13.7%	13.6%
FG VIEs’ assets (1)	223	CPR	0.9%	-	25.9%	14.3%
		CDR	1.0%	-	41.0%	7.6%
		Loss severity	45.0%	-	100.0%	82.2%
		Yield	2.9%	-	8.8%	5.6%
Assets of CIVs (3):
Equity securities and warrants	258	Yield	8.8%
		Discount rate	19.8%	-	24.3%	22.6%
		Market multiple-enterprise value/revenue	1.00x	-	1.10x	1.05x
		Market multiple-enterprise value/EBITDA (6)	3.00x	-	12.00x	10.34x
		Market multiple-price to book	1.30x	-	1.65x	1.48x
		Market multiple-price to earnings	6.00x
		Terminal growth rate	4.0%
		Cost	1.0x
Corporate securities	90	Discount rate	20.8%	-	23.9%	22.0%
		Yield	16.3%
		Cost	1.00x
		Market multiple-enterprise value/EBITDA	3.00x	-	8.00x	4.95x
Structured products	38	Yield	11.0%	-	27.4%	16.1%
Other assets (1)	34	Implied Yield	4.7%	-	5.4%	5.0%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities (1):
Credit derivative liabilities, net	$(147)	Year 1 loss estimates	0.0%	-	92.5%	2.6%
		Hedge cost (in bps)	17.9	-	41.4	25.6
		Bank profit (in bps)	53.7	-	292.6	102.9
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities	(282)	CPR	0.9%	-	25.9%	13.2%
		CDR	1.0%	-	41.0%	7.0%
		Loss severity	45.0%	-	100.0%	75.6%
		Yield	1.5%	-	8.8%	5.2%
Liabilities of CIVs:
CLO obligations of CFEs (5)	(3,947)	Yield	1.6%	-	24.1%	3.2%
Warehouse financing debt	(19)	Yield	16.0%
Securitized borrowing	(21)	Discount rate	24.3%
		Market multiple-enterprise value/EBITDA	10.00x	-	11.00x	10.67x
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2021

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$72	Yield	4.4%	-	24.5%	6.2%
RMBS	216	CPR	0.0%	-	22.7%	10.4%
		CDR	1.4%	-	12.0%	5.9%
		Loss severity	50.0%	-	125.0%	84.9%
		Yield	3.8%	-	5.6%	4.5%
Asset-backed securities:
Life insurance transactions	367	Yield	5.0%
CLOs	458	Discount margin	0.0%	-	2.9%	1.8%
Others	38	Yield	3.2%	-	7.9%	7.9%
FG VIEs’ assets (1)	260	CPR	0.9%	-	24.5%	13.3%
		CDR	1.4%	-	26.9%	7.6%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.4%	-	8.0%	4.6%
Assets of CIVs (3):
Equity securities and warrants	239	Yield	7.7%
		Discount rate	14.7%	-	23.9%	21.6%
		Market multiple-enterprise value/revenue	1.10x
		Market multiple-enterprise value/EBITDA	3.00x		10.50x	8.95x
		Market multiple-price to book	1.85x
Corporate securities	91	Discount rate	14.7%	-	21.4%	17.8%
		Yield	16.4%
Other assets (1)	23	Implied Yield	2.7%	-	3.3%	3.0%
		Term (years)	10 years
Liabilities (1):
Credit derivative liabilities, net	(154)	Year 1 loss estimates	0.0%	-	85.8%	0.1%
		Hedge cost (in bps)	8.0	-	37.1	12.6
		Bank profit (in bps)	0.0	-	187.8	67.9
		Internal floor (in bps)	8.8
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities	(289)	CPR	0.9%	-	24.5%	13.3%
		CDR	1.4%	-	26.9%	7.6%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.4%	-	8.0%	3.7%
Liabilities of CIVs:
CLO obligations of CFEs (5)	(3,665)	Yield	1.6%	-	13.7%	2.1%
Warehouse financing debt	(23)	Yield	12.6%	-	16.0%	13.8%
Securitized borrowing	(17)	Discount rate	23.9%
		Market multiple-enterprise value/revenue	10.50x
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

Other Liabilities

Other liabilities in the table below include $34 million and $37 million as of June 30, 2022 and December 31, 2021, respectively, for AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain BlueMountain European CLOs, which was required to comply with its European risk retention obligations. The maturity dates are in 2034 and 2035. AssuredIM’s obligation under the master repurchase agreement is not guaranteed by any Assured Guaranty insurance or holding companies.
    The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value of Financial Instruments Not Carried at Fair Value

	As of June 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs (1)	$118	$118	$171	$171
Other assets (including other invested assets) (2)	102	103	134	135
Financial guaranty insurance contracts (3)	(2,537)	(1,595)	(2,394)	(2,315)
Long-term debt	(1,674)	(1,539)	(1,673)	(1,832)
Liabilities of CIVs (4)	(442)	(442)	(586)	(586)
Other liabilities (5)	(48)	(50)	(45)	(45)
____________________
(1)    Includes due from brokers and counterparties and cash equivalents. Carrying value approximates fair value.
(2)    Primarily includes accrued interest, receivable for an unsettled sale of a portion of the Puerto Rico salvage and subrogation recoverable, management fees receivables and receivables for securities sold for which carrying value approximates fair value.
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

10.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Management fees:
CLOs (1)	$8	$11	$17	$22
Opportunity funds and liquid strategies	8	4	12	8
Wind-down funds	—	1	1	4
Total management fees	16	16	30	34
Performance fees	1	—	15	1
Reimbursable fund expenses	4	5	10	10
Total asset management fees	$21	$21	$55	$45
_____________________
(1)    To the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance fees earned from the CLOs. Gross management fees from CLOs, before rebates, were $8 million, $11 million, $17 million and $25 million for second quarter 2022, second quarter 2021, six months 2022 and six months 2021, respectively.

    The Company had management and performance fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $11 million as of June 30, 2022 and $8 million as of December 31, 2021. Performance fees in six months 2022 were attributable to the healthcare and asset-based funds.

11.    Long-Term Debt and Credit Facilities

On May 26, 2021, AGUS issued $500 million of 3.15% Senior Notes due 2031 (3.15% Senior Notes) for net proceeds of $494 million. The net proceeds from the issuance were used for the redemption on July 9, 2021, of all of AGMH’s debt maturing in 2101 and a portion of AGMH debt maturing in 2102, with the balance being used for general corporate purposes, including share repurchases. See the condensed consolidated statements of cash flows.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

On February 3, 2022, the Company entered into a secured short-term loan facility with a major financial institution to partially fund gross payments in connection with the resolution of a portion of its Puerto Rico exposures. See Note 3, Outstanding Exposure. The short-term loan facility permitted the Company to borrow up to $550 million for up to thirty days and up to $150 million for up to six months. The Company borrowed $400 million under the thirty days portion of this facility on March 14, 2022, and repaid it in full, with interest, on March 16, 2022. The Company did not borrow any amounts under the six months portion of the facility. The one month component bore interest at 1.10% per annum. The ability of the Company to borrow under the facility has expired.

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

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Net deferred tax assets (liabilities)	$110	$(33)
Net current tax assets (liabilities)	19	(43)
____________________
(1)     Included in “other assets” or “other liabilities” on the condensed consolidated balance sheets.

Valuation Allowance

As of June 30, 2022, and December 31, 2021, the Company had $24 million of foreign tax credit (FTC) due to the 2017 Tax Cuts and Jobs Act (TCJA) for use against regular tax in future years. FTCs will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the FTC of $24 million will not be utilized, and therefore maintained the valuation allowance from December 31, 2021 with respect to this tax attribute.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Provision for Income Taxes

    The Company’s provision for income taxes for interim financial periods is not based on an estimated annual effective rate due, for example, to the variability in loss reserves, fair value of its credit derivatives and VIEs, and foreign exchange gains and losses which prevents the Company from projecting a reliable estimated annual effective tax rate and pre-tax income for the full year 2022. A discrete calculation of the provision is calculated for each interim period.

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

Effective Tax Rate Reconciliation

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Expected tax provision (benefit)	$(2)	$23	$12	$22
Tax-exempt interest	(4)	(4)	(7)	(8)
Noncontrolling interest	(5)	(1)	(6)	(2)
State taxes	4	4	8	7
Foreign taxes	9	—	10	2
Stock based compensation	2	—	4	—
Other	(1)	1	—	2
Total provision (benefit) for income taxes	$3	$23	$21	$23
Effective tax rate	(12.9)%	18.5%	30.3%	16.5%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
U.S.	$25	$106	$109	$102
Bermuda	(10)	16	17	36
U.K.	(31)	3	(45)	4
Other	(6)	—	(10)	(2)
Total	$(22)	$125	$71	$140

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Revenue by Tax Jurisdiction

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
U.S.	$106	$150	$375	$284
Bermuda	6	28	39	58
U.K.	(18)	17	(18)	30
Other	(4)	1	(6)	1
Total	$90	$196	$390	$373

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

As of June 30, 2022, AGUS and Assured Guaranty Overseas US Holdings Inc. had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and AGUS is currently under audit for the 2018 and 2019 tax years. In July 2022, Her Majesty’s Revenue & Customs commenced a business risk review of Assured Guaranty. The Company’s French subsidiary is not currently under examination and has open tax years of 2019 forward.

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

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Supreme Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2008 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP has calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE’s complaint, and on March 15, 2013, the court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE’s valuation expert has calculated LBIE’s claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk. In addition, LBIE seeks prejudgment interest from the time of termination onwards. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP’s counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the lower court’s ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court’s decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. A bench trial was held before Justice Melissa A. Crane of the New York Supreme Court from October 18 through November 19, 2021. Post-trial briefing was completed on June 21, 2022, and a decision is anticipated in the second half of 2022.

14.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2022	$37	$(63)	$(21)	$(37)	$6	$(78)
Other comprehensive income (loss) before reclassifications	(261)	(48)	2	(8)	—	(315)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(23)	(5)	—	—	—	(28)
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	(23)	(5)	(1)	—	—	(29)
Tax (provision) benefit	4	1	1	—	—	6
Total amount reclassified from AOCI, net of tax	(19)	(4)	—	—	—	(23)
Other comprehensive income (loss)	(242)	(44)	2	(8)	—	(292)
Balance, June 30, 2022	$(205)	$(107)	$(19)	$(45)	$6	$(370)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Second Quarter 2021

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, March 31, 2021	$458	$(36)	$(21)	$(35)	$7	$373
Other comprehensive income (loss) before reclassifications	54	24	(2)	(1)	—	75
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	4	—	—	—	—	4
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Total before tax	4	—	(1)	—	—	3
Tax (provision) benefit	(1)	—	1	—	—	—
Total amount reclassified from AOCI, net of tax	3	—	—	—	—	3
Other comprehensive income (loss)	51	24	(2)	(1)	—	72
Balance, June 30, 2021	$509	$(12)	$(23)	$(36)	$7	$445

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Six Months 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2021	$375	$(24)	$(21)	$(36)	$6	$300
Other comprehensive income (loss) before reclassifications	(600)	(91)	1	(9)	—	(699)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(24)	(10)	—	—	—	(34)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	(24)	(10)	(2)	—	—	(36)
Tax (provision) benefit	4	2	1	—	—	7
Total amount reclassified from AOCI, net of tax	(20)	(8)	(1)	—	—	(29)
Other comprehensive income (loss)	(580)	(83)	2	(9)	—	(670)
Balance, June 30, 2022	$(205)	$(107)	$(19)	$(45)	$6	$(370)

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

Share Repurchases

    On August 3, 2022, the Board of Directors (the Board) authorized the repurchase of an additional $250 million of its common shares. Under this and previous authorizations, as of August 3, 2022, the Company was authorized to purchase $365 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2021 (January 1 - March 31)	1,986,534	$77	$38.83
2021 (April 1 - June 30)	1,887,531	88	46.63
2021 (July 1- September 30)	2,918,993	140	47.76
2021 (October 1 - December 31)	3,725,982	191	51.47
Total 2021	10,519,040	$496	47.19
2022 (January 1 - March 31) (1)	2,738,223	155	56.62
2022 (April 1 - June 30)	2,605,947	151	58.03
2022 (July 1 - August 3)	623,528	35	55.89
Total 2022	5,967,698	$341	57.16
____________________
(1)     Includes $3 million of share repurchases that was prepaid in December 2021 and settled in the first quarter of 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
15.    Earnings Per Share

Computation of Earnings Per Share

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$(47)	$98	$19	$109
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$(47)	$98	$19	$109
Basic shares	63.8	75.2	65.0	75.9
Basic EPS	$(0.74)	$1.31	$0.29	$1.44

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$(47)	$98	$19	$109
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$(47)	$98	$19	$109
Basic shares	63.8	75.2	65.0	75.9
Dilutive securities:
Options and restricted stock awards	—	0.8	1.2	0.8
Diluted shares	63.8	76.0	66.2	76.7
Diluted EPS	$(0.74)	$1.29	$0.29	$1.42
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	2.1	—	1.2	0.2

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads or general economic conditions;
•consequences of the conflict in Ukraine, including economic sanctions, volatility in energy prices, and the potential for increased cyberattacks;
•the development, course and duration of the COVID-19 pandemic and the governmental and private actions taken in response, the effectiveness, acceptance and distribution of COVID-19 vaccines and therapeutics, and the global consequences of the pandemic and such actions, including their impact on the factors listed in this section;
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
•insured losses in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including as a result of the failure to resolve Assured Guaranty’s exposures to Puerto Rico (Puerto Rico or the Commonwealth) in a manner substantially consistent with the support agreements signed to date;
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
•other risk factors identified in AGL’s filings with the United States (U.S.) Securities and Exchange Commission (SEC);
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

In the Asset Management segment, the Company provides investment advisory services, which include the management of collateralized loan obligations (CLOs), opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM) have managed structured, public finance and credit investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment, in the fourth quarter of 2019, of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company. As of June 30, 2022, AssuredIM had $17.9 billion of assets under management (AUM), including $1.3 billion that is managed on behalf of Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC).

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

Economic Environment

Economic activity in the U.S. and in Europe showed signs of weakness in the three-month period ended June 30, 2022 (second quarter 2022). According to the U.S. Bureau of Economic Analysis (BEA), after decreasing 1.6% in the first quarter of 2022, in second quarter 2022 real gross domestic product (GDP) decreased for a second straight quarter, this time at an annual rate of 0.9%. Two straight quarters of GDP decline is a common definition for a recession. At the end of June 2022, the U.S. unemployment rate, seasonally adjusted, stood at 3.6%, unchanged from the end of March 2022, and down from a pandemic high of 14.7% in April 2020. More globally, the Organization for Economic Co-operation and Development (OECD) estimates that GDP in the OECD area increased by 0.7% in the first quarter of 2022 on a quarter-over-quarter basis (the latest data available), with U.K. GDP estimated to have grown by 0.7% on a quarter-over-quarter basis. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. over the 12-month period ending June 2022, as measured by the consumer price index (CPI) for all urban consumers, rose to 9.1% before seasonal adjustment, the largest 12-month rate since the period ending November 1981. The energy index rose 41.6% over the 12 months ended June 2022. The food index rose 10.4% over the same period, the largest 12-month rate since the period ending February 1981. According to the U.K.’s Office for National Statistics (ONS), the CPI including owner occupiers’ housing costs (CPIH) was 8.2% in the 12 months ending June 2022, up from 7.9% in May 2022 and 6.2% in March 2022. Consumer price inflation does not impact the Company’s primary businesses directly, but may impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments or causes interest rates to rise more generally.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The 30-year AAA MMD rate started second quarter 2022 at 2.53% but rose 65 basis points (bps) to end the quarter at 3.18%. The average rate for the quarter was 3.05%, considerably above the 2.00% average for the first quarter of 2022 and 1.54% average for full year 2021. With the onset of the COVID-19 pandemic, the Federal Open Market Committee (FOMC) lowered the target range for the federal funds rate to 0% to 0.25% in March 2020. However, with the FOMC acknowledging inflationary pressure building, the FOMC decided at its meeting in March 2022 to start again raising the target range for the federal funds rate, and has continued to do so since then. In addition, the FOMC has stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. At the conclusion of its June 14-15, 2022 meeting the FOMC raised the federal funds target rate by 75 basis points to 1.5% to 1.75% . Then, at the conclusion of its July 26-27, 2022 meeting, the FOMC raised the federal funds rate by another 75 basis points to a target range of 2.25% to 2.50%, indicating that ongoing increases in the target rate would be appropriate. The level and direction of interest rates and credit spreads impact the Company in numerous ways. For example, higher interest rates (when accompanied by wider spreads) may make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for those products, and, over time, also increase the amount the Company can earn on its largely fixed-income investment portfolio. Specifically, the level of interest rates and spreads on the U.S. municipal bonds the Company enhances influences how high a premium the Company can charge for its public finance financial guaranty insurance product, with higher interest rates and spreads generally increasing the premium rates the Company may charge. On the other hand, high interest rates decrease the amount of excess spread available to support the distressed residential mortgage-backed securities (RMBS) the Company insures and reduce the market value of its largely fixed rate fixed-maturity securities in the investment portfolio. Higher interest rates may also dampen municipal bond issuance and negatively impact the finances of some of the obligors whose payments the Company insures.

The difference, or credit spread, between the 30-year A-rated general obligation relative to the 30-year AAA MMD averaged 56 bps in second quarter 2022, up from 39 bps in the first quarter of 2022 and 33 bps in full year 2021. BBB credit spreads measured on the same basis averaged 90 bps in second quarter 2022, up from 72 bps in the first quarter of 2022 and 70 bps in full year 2021.

U.S. home prices continued their recent surge in second quarter 2022. According to the National Association of Realtors, the median existing-home price for all housing types in June 2022 was $416,000, a new record high and a 13.4% year-over-year increase. However, existing home sales declined for the fifth straight month to a seasonally adjusted annual rate of 5.1 million and sales were down 5.4% from May 2022 and 14.2% from one year ago. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reported a 19.7% annual gain in May 2022 (the latest data available), down from 20.6% in the previous month. The 10-City Composite annual increase came in at 19.0%, down from 19.6% in the previous month. The 20-City Composite posted a 20.5% year-over-year gain, down from 21.2% in the previous month. Home prices in the U.S. impact the performance of the Company's insured RMBS portfolio. Improved home prices generally result in fewer losses or more reimbursements with respect to the Company's distressed insured RMBS risks, and may impact the amount of losses or reimbursements it projects for its distressed legacy RMBS insured portfolio.
Impact of COVID-19

Variants of COVID-19 continue to spread throughout the world, while the production, acceptance, and distribution of vaccines and therapeutics for COVID-19 are proceeding unevenly across the globe. The emergence of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. The ultimate size, depth, course and duration of the pandemic, and the effectiveness, acceptance, and distribution of vaccines and therapeutics for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Consequently, and due to the nature of the Company’s business, all of the direct and indirect consequences of COVID-19 on the Company are not yet fully known to the Company, and still may not emerge for some time.

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

    The low interest rate environment and tight U.S. municipal credit spreads from when the financial crisis began in 2008 through early 2020 dampened demand for bond insurance compared to the levels before the financial crisis that began in 2008. More recently, uncertainty related to the COVID-19 pandemic and then rising interest rates improved demand for financial guaranty insurance. The Company believes that, if interest rates and credit spreads further increase in 2022, demand for bond insurance may improve.

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

            U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Six Months 2022	Six Months 2021	Year Ended December 31, 2021
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$200.8	$221.5	$456.7
Total insured	$17.6	$18.7	$37.5
Insured by Assured Guaranty	$9.9	$10.8	$22.6
Number of issues:
New municipal bonds issued	4,682	6,149	11,819
Total insured	840	1,162	2,198
Insured by Assured Guaranty	378	546	1,076
Bond insurance market penetration based on:
Par	8.8%	8.4%	8.2%
Number of issues	17.9%	18.9%	18.6%
Single A par sold	35.7%	29.2%	26.6%
Single A transactions sold	59.0%	56.9%	56.6%
$25 million and under par sold	21.6%	21.8%	21.3%
$25 million and under transactions sold	20.8%	22.0%	21.7%
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

After over five years of negotiations, on March 15, 2022, a substantial portion of the Company’s Puerto Rico exposure was resolved in accordance with three orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico):

•On January 18, 2022, the Federal District Court of Puerto Rico, acting under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA), entered an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan). The GO/PBA Plan restructured approximately $35 billion of debt (including the Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) bonds insured by the Company) and other claims against the government of Puerto Rico and certain entities as well as $50 billion in pension obligations (none of the pension obligations are insured by the Company), all consistent with the terms of the settlement embodied in a revised plan support agreement (PSA) for GO and PBA entered into by AGM and AGC on February 22, 2021, with certain other stakeholders, the Commonwealth, and the financial oversight and management board (the FOMB) (GO/PBA PSA).

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

    In connection with the consummation of the March Puerto Rico Resolutions the Company received substantial amounts of new recovery bonds and contingent value instruments (CVIs). The Company has sold some of the new recovery bonds and CVIs it received and may continue to sell amounts it still retains, subject to market conditions. The fair value of such securities held by the Company as of June 30, 2022, is included in the lines “fixed-maturity securities - Puerto Rico, available-for-sale” and “fixed-maturity securities - Puerto Rico, trading” in the table “Investment Portfolio Carrying Value” of Item 1, Financial Statements, Note 7, Investments.

On May 5, 2021, AGC and AGM entered into a plan support agreement with respect to Puerto Rico Highways and Transportation Authority (PRHTA) with certain other stakeholders, the Commonwealth, and the FOMB (the HTA PSA). On May 2, 2022, the FOMB took the first step in the process of effecting the resolution contemplated in the HTA PSA by filing with the Title III Court a plan of adjustment for PRHTA (HTA Plan) which it believes to be consistent with the HTA PSA. Voting on the HTA Plan was completed on July 27, 2022, and the Title III Court has set August 17 – 18, 2022 for the confirmation hearing on the HTA Plan. On July 8, 2022, the Company received from the Commonwealth, pursuant to the GO/PBA Plan and the terms of the HTA PSA, $147 million of cash and $668 million original notional of CVI. Assuming the HTA Plan essentially as currently constituted is confirmed and implemented, the Company also expects to receive additional recoveries upon that implementation.

The Company continues to work to resolve its remaining unresolved defaulted Puerto Rico exposure, Puerto Rico Electric Power Authority (PREPA). Currently, the Company is engaged in mediation with respect to the exposure.

The Company is and has for several years been working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

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

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of June 30, 2022, AssuredIM was a top 25 CLO manager by AUM, as published by Creditflux Ltd. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending and liquid strategies relating to municipal obligations.

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

Additionally, the Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company allocated $750 million of capital to invest in funds managed by AssuredIM, plus $550 million aggregate of investment assets of AGM, AGC and, until its merger with AGM on April 1, 2021, Municipal Assurance Corp. (MAC), (collectively, the U.S. Insurance Subsidiaries) to be managed by AssuredIM under an Investment Management Agreement (IMA). The Company is using these allocations to: (a) launch new products (CLOs, opportunity funds and liquid strategy funds) on the AssuredIM platform; and (b) enhance the returns of its own investment portfolio.

Adding inception-to-date distributed gains to the original $750 million allocation, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in funds managed by AssuredIM (AssuredIM Funds) through their jointly owned investment subsidiary, AG Asset Strategies LLC (AGAS). As of June 30, 2022, AGAS had committed $757 million to AssuredIM Funds, including $241 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, asset-based finance, healthcare structured capital and municipal bonds.

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

From 2013 through August 3, 2022, the Company has repurchased 138 million common shares for approximately $4.5 billion, representing approximately 71% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 3, 2022, the AGL Board of Directors (the Board) authorized the repurchase of an additional $250 million of common shares. Under this and previous authorizations, as of August 3, 2022, the Company was authorized to purchase $365 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2021	$4,158	132.027	$31.50
2022 (First Quarter)	155	2.738	56.62
2022 (Second Quarter)	151	2.606	58.03
2022 (through August 3)	35	0.623	55.89
Cumulative repurchases since the beginning of 2013	$4,499	137.994	32.61

As of June 30, 2022, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $35.92 per share in shareholders’ equity attributable to AGL, $39.69 per share in adjusted operating shareholders’ equity, and $70.39 per share in adjusted book value.

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

Financial Performance of Assured Guaranty

Financial Results

	Second Quarter		Six Months
	2022	2021	2022	2021

GAAP
Net income (loss) attributable to AGL	$(47)	$98	$19	$109
Net income (loss) attributable to AGL per diluted share	$(0.74)	$1.29	$0.29	$1.42
Weighted average diluted shares (1)	63.8	76.0	66.2	76.7

Non-GAAP
Adjusted operating income (loss) (2)	$30	$120	$120	$163
Adjusted operating income per diluted share	$0.46	$1.59	$1.81	$2.13
Weighted average diluted shares	65.0	76.0	66.2	76.7

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$10	$4	$—	$4
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$0.15	$0.05	$—	$0.05

Components of total adjusted operating income (loss)
Insurance segment	$55	$152	$188	$231
Asset Management segment	—	(2)	—	(9)
Corporate division	(35)	(34)	(68)	(63)
Other (3)	10	4	—	4
Adjusted operating income (loss)	$30	$120	$120	$163

Insurance Segment
Gross written premiums (GWP)	$65	$84	$135	$171
Present value of new business production (PVP) (2)	76	81	145	167
Gross par written	6,695	6,137	11,166	11,609

Asset Management Segment
AUM
Inflows - third party	$1,270	$426	$1,361	$1,239
Inflows - intercompany	154	—	154	109

	As of June 30, 2022		As of December 31, 2021
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,304	$84.89	$6,292	$93.19
Adjusted operating shareholders' equity (2)	5,634	90.18	5,991	88.73
Adjusted book value (2)	8,428	134.91	8,823	130.67
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	26	0.42	32	0.47
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	18	0.29	23	0.34
Common shares outstanding (4)	62.5		67.5
____________________
(1)    In periods where the Company recognized a net loss, the impact of potentially dilutive outstanding stock-based awards was excluded from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.
(2)    See “—Non-GAAP Financial Measures” for a definition of the financial measures that were not determined in accordance with accounting principles generally accepted in the United States of America (GAAP), a reconciliation of the non-GAAP financial measure to the most directly comparable GAAP measure, if available, and for additional details.
(3)    Relates to the effect of consolidating FG VIEs and CIVs.
(4)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Net earned premiums	$82	$102	$296	$205
Net investment income	62	68	124	138
Asset management fees	21	21	55	45
Net realized investment gains (losses)	(28)	4	(25)	1
Fair value gains (losses) on credit derivatives	9	(33)	6	(52)
Fair value gains (losses) on CCS	10	(6)	11	(25)
Fair value gains (losses) on FG VIEs	10	8	16	13
Fair value gains (losses) on CIVs	3	21	17	37
Foreign exchange gains (losses) on remeasurement	(71)	5	(101)	5
Fair value gains (losses) on trading securities	(18)	—	(22)	—
Other income (loss)	10	6	13	6
Total revenues	90	196	390	373
Expenses:
Loss and LAE (benefit)	(11)	(16)	46	14
Interest expense	20	23	40	44
Amortization of deferred acquisition costs (DAC)	3	4	7	7
Employee compensation and benefit expenses	59	54	132	114
Other operating expenses	41	40	83	97
Total expenses	112	105	308	276
Income (loss) before income taxes and equity in earnings (losses) of investees	(22)	91	82	97
Equity in earnings (losses) of investees	—	34	(11)	43
Income (loss) before income taxes	(22)	125	71	140
Less: Provision (benefit) for income taxes	3	23	21	23
Net income (loss)	(25)	102	50	117
Less: Noncontrolling interests	22	4	31	8
Net income (loss) attributable to Assured Guaranty Ltd.	$(47)	$98	$19	$109

Effective tax rate	(12.9)%	18.5%	30.3%	16.5%

Second Quarter 2022 Compared with Second Quarter 2021

Net income attributable to AGL was a loss for second quarter 2022 compared with income in the three month period ended June 30, 2021 (second quarter 2021) primarily due to:

•foreign exchange losses on remeasurement in second quarter 2022,

•realized and unrealized losses on the investment portfolio reported in realized gains (losses) on investments and trading gains (losses),

•prior year gains in equity method alternative investments that did not recur, and

•lower net earned premiums.

These decreases were offset in part by:

•fair value gains on credit derivatives and CCS in second quarter 2022 compared with losses second quarter 2021.

Six Months 2022 Compared with Six Months 2021

Net income attributable to AGL for the six month period ended June 30, 2022 (six months 2022) was lower compared with the six month period ended June 30, 2021 (six months 2021) primarily due to:

•foreign exchange losses on remeasurement in six months 2022,

•realized and unrealized losses on the investment portfolio reported in realized gains (losses) on investments and trading gains (losses), and

•losses in equity method alternative investments.

These decreases were offset in part by:

•higher net earned premiums mainly attributable to accelerations on certain Puerto Rico exposures, and

•fair value gains on credit derivatives, FG VIEs and CCS in six months 2022 compared with losses in six months 2021.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiaries taxed at the French marginal corporate tax rate of 25%, and no taxes for the Company’s Bermuda subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation. The effective tax rate in six months 2022 was higher than in six months 2021 due primarily to differences in the portion of income generated by various jurisdictions.

Adjusted Operating Income

Adjusted operating income in second quarter 2022 was $30 million, compared with $120 million in second quarter 2021. The decrease was primarily attributable to losses in equity method alternative investments (compared with gains in second quarter 2021), lower net earned premiums, losses on the trading investment portfolio and lower fair value gains on consolidated investment vehicles. Adjusted operating income in for six months 2022 was $120 million, compared with $163 million in six months 2021. The decrease was primarily attributable to losses in equity method alternative investments, higher loss expense, losses on the trading investment portfolio and lower fair value gains on consolidated investment vehicles, which were partially offset by higher net earned premiums due to higher refundings related to the March Puerto Rico Resolutions. See “— Results of Operations — Reconciliation to GAAP” below.

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL declined mainly due to unrealized losses on the available-for-sale fixed-maturity investment portfolio that were caused by higher interest rates, and share repurchases. Adjusted operating shareholders’ equity and adjusted book value declined from December 31, 2021, mainly due to share repurchases and dividends, partially offset, in the case of adjusted book value, by net written premiums on new business production.

Shareholder’s equity attributable to AGL per share, adjusted operating shareholders’ equity per share and adjusted book value per share were $84.89, $90.18 and $134.91, respectively as of June 30, 2022. Shareholders’ equity per share declined primarily due to unrealized losses on the available-for-sale fixed maturity portfolio. The increase in adjusted operating shareholders’ equity per share and adjusted book value per share was primarily due to the accretive effect of the share repurchase program. In the case of adjusted book value per share, net premiums written in the Insurance segment also contributed to the increase compared with December 31, 2021. See “— Overview — Key Business Strategies.. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

Other Matters

Russia’s Invasion of Ukraine

Russia’s invasion of Ukraine has led to the imposition of economic sanctions by many western countries against Russia and certain Russian individuals, dislocation in global energy markets, massive refugee movements, and payment default by certain Russian credits. The economic sanctions imposed by western governments, along with decisions by private companies regarding their presence in Russia, continue to reduce western economic ties to Russia and to reshape global economic and political ties more generally, and the Company cannot predict all of the potential effects of the conflict on the world or on the Company.

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $297 million in net par outstanding as of June 30, 2022, comprising $229 million net par exposure to the sovereign debt of Poland and $68 million net par exposure to a toll road in Hungary. The Company rates the toll road exposure below-investment-grade (BIG).

Inflation

As described above under "Overview -- Economic Environment", by some key measures consumer inflation in the U.S. and the U.K. has been higher in the last few months than it has been in decades, and interest rates generally have increased. The Federal Reserve Board has raised interest rates a few times and communicated its intention to further raise them in the future. Concerns have been expressed in the financial press about inflation taking hold in the economy. While consumer price inflation does not impact the Company’s primary businesses directly, it may impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments, and accompanying higher interest rates could impact the Company in several ways. For example, higher interest rates might make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product, and, over time, also increase the amount the Company can earn on its largely fixed-maturity investment portfolio. On the other hand, high interest rates decrease the amount of excess spread available to support the distressed RMBS the Company insures and reduce the market value of its largely fixed rate fixed maturity investment portfolios.

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

    U.S. Dollar LIBOR. On March 15, 2022, the U.S. president signed into law the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) which provides, among other things, a transition to the Secured Overnight Finance Rate (SOFR) as a benchmark replacement for LIBOR-based contracts that do not have adequate fallback language or a replacement rate is not selected by a determining person. The LIBOR Act eliminates the need to seek amendments to LIBOR-based contracts that do not contain adequate fallback language. New York and other states have also passed legislation similar to the LIBOR Act.

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

Results of Operations

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment and require the Company to make estimates and assumptions, based on available information, that affect the amounts of assets, liabilities, revenues and expenses reported in the financial statements. The inputs into the Company’s estimates and assumptions consider the economic implications of COVID-19. Estimates are inherently subject to change and actual results could differ from those estimates, and the differences may be material to the Consolidated Financial Statements.

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

The accounting policies that the Company believes are most dependent on the application of judgment, estimates and assumptions are listed below. See Part II. Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, of the Company’s 2021 Annual Report on Form 10-K, for the Company’s significant accounting policies which includes a reference to the applicable note where further details regarding the significant estimates and assumptions are provided, as well as Part II. Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of the Company’s 2021 Annual Report on Form 10-K, for further details regarding sensitivity analysis.

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

Insurance Segment Results

Insurance Segment Results

	Second Quarter		Six Months
	2022	2021	2022	2021

Segment revenues
Net earned premiums and credit derivative revenues	$86	$106	$305	$213
Net investment income	66	71	129	144
Fair value gains (losses) on trading securities	(18)	—	(22)	—
Other income (loss)	5	5	5	4
Total segment revenues	139	182	417	361
Segment expenses
Loss expense (benefit)	(17)	(12)	43	18
Interest expense	—	—	1	—
Amortization of DAC	3	4	7	7
Employee compensation and benefit expenses	35	34	73	70
Other operating expenses	20	21	39	58
Total segment expenses	41	47	163	153
Equity in earnings (losses) of investees	(34)	48	(35)	67
Segment adjusted operating income (loss) before income taxes	64	183	219	275
Less: Provision (benefit) for income taxes	9	31	31	44
Segment adjusted operating income (loss)	$55	$152	$188	$231

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

    Refundings occur in the public finance market when municipalities and other public finance issuers pay down insured obligations prior to their originally scheduled maturities. Refundings tend to increase when issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When issuers pay down insured obligations, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the remaining nonrefundable deferred premium revenue. The amortization of the Company’s outstanding book of business along with the previously high levels of refunding activity has led to a lower volume of refunding opportunities over the last several years, except for refundings of Puerto Rico polices under the March Puerto Rico Resolutions.

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

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$63	$72	$134	$144
Accelerations:
Refundings	5	13	133	29
Terminations	—	1	—	1
Total accelerations	5	14	133	30
Total public finance	68	86	267	174
Structured finance
Scheduled net earned premiums (1)	14	15	29	30
Terminations	—	1	—	1
Total structured finance	14	16	29	31
Specialty insurance and reinsurance	1	1	2	2
Total net earned premiums	83	103	298	207

Credit derivative revenues:
Scheduled net earned premiums	3	3	5	6
Accelerations	—	—	2	—
Total credit derivative revenues	3	3	7	6
Total net earned premiums and credit derivative revenues	$86	$106	$305	$213
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues decreased in second quarter 2022 compared with second quarter 2021 primarily due to lower refundings and changes in debt service assumptions . Net earned premiums and credit derivative revenues increased in six months 2022 compared with six months 2021 primarily due to refundings of $104 million associated with the March Puerto Rico Resolutions discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure. As of June 30, 2022, $3.6 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
GWP
Public Finance—U.S.	$57	$29	$106	$108
Public Finance—non-U.S.	6	44	22	49
Structured Finance—U.S.	1	11	6	14
Structured Finance—non-U.S.	1	—	1	—
Total GWP	$65	$84	$135	$171
PVP (1):
Public Finance—U.S.	$57	$29	$106	$110
Public Finance—non-U.S.	18	43	30	46
Structured Finance—U.S.	—	9	2	11
Structured Finance—non-U.S. (1)	1	—	7	—
Total PVP	$76	$81	$145	$167
Gross Par Written (2):
Public Finance—U.S.	$6,429	$4,716	$10,360	$10,143
Public Finance—non-U.S.	207	961	430	961
Structured Finance—U.S.	16	460	76	505
Structured Finance—non-U.S. (1)	43	—	300	—
Total gross par written	$6,695	$6,137	$11,166	$11,609
Average rating on new business written	A	A-	A-	A-
____________________
(1)    Six months 2022 PVP and gross par written includes the present value of future premiums and exposure, respectively, associated with a financial guarantee written by the Company that, under GAAP, is accounted for under ASC 460, Guarantees.
(2)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

Second Quarter 2022

U.S. public finance GWP and PVP in second quarter 2022 was higher than the comparable GWP and PVP in second quarter 2021, primarily due to an increase in secondary market transactions. The average rating of U.S. public finance par written was A in both second quarter 2022 and second quarter 2021. The Company's direct par written represented 54% of the total U.S. municipal market insured issuance in second quarter 2022, compared with 52% in second quarter 2021, and the Company’s penetration of all municipal issuance was 4.8% in second quarter 2022 compared with 4.5% in second quarter 2021.

In second quarter 2022, non-U.S. public finance GWP and PVP were primarily attributable to a secondary market guarantee for an institutional investor.

Six Months 2022

Six months 2022 U.S. public finance GWP and PVP were relatively consistent compared with six months 2021. The Company's direct par written represented 56% of the total U.S. municipal market insured issuance in six months 2022, compared with 58% in six months 2021, and the Company’s penetration of all municipal issuance was 4.9% in both six months 2022 and six months 2021.

In six months 2022, non-U.S. public finance GWP and PVP were primarily attributable to a secondary market guarantee for an institutional investor and two U.K. water transactions.

Income from Investment Portfolio

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

CVIs issued by Puerto Rico and received as part of the March Puerto Rico Resolutions are classified as trading with changes in fair value reported in the consolidated statements on operations. The fair value of such instruments as of June 30, 2022 was $87 million.

Equity method investments in the Insurance segment include investments that the U.S. Insurance Subsidiaries make in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the change in net asset value (NAV) of AssuredIM Funds and the Company’s share of earnings of its other equity method alternative investments. The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. Adding inception-to-date distributed gains, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds. As of June 30, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $757 million, of which $516 million represented net invested capital and $241 million was undrawn.

Insurance Segment
Income from Investment Portfolio

	Second Quarter		Six Months
	2022	2021	2022	2021

Net investment income
Externally managed	$46	$51	$93	$102
Loss mitigation securities and other	13	15	25	32
Managed by AssuredIM (1)	5	4	9	8
Intercompany loans	3	3	5	5
Investment income	67	73	132	147
Investment expenses	(1)	(2)	(3)	(3)
Net investment income	$66	$71	$129	$144

Fair value gains (losses) on trading securities	$(18)	$—	$(22)	$—

Equity in earnings (losses) of investees
AssuredIM Funds	$(33)	$37	$(22)	$47
Other	(1)	11	(13)	20
Equity in earnings (losses) of investees	$(34)	$48	$(35)	$67
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

    Net investment income for second quarter 2022 and six months 2022 decreased compared to second quarter 2021 and six months 2021, primarily due to lower average balances in fixed-maturity securities as short term investments were accumulated to meet liquidity needs. The overall pre-tax book yield was 2.95% as of June 30, 2022 and 3.15% as of June 30, 2021. Excluding the internally managed portfolio, pre-tax book yield was 2.95% as of June 30, 2022 and 2.92% as of June 30, 2021.

Equity in earnings of AssuredIM Funds in second quarter 2022 and six months 2022 were losses and were primarily attributable to lower valuations of assets held in CLO funds and the dilutive impact of a subsequent close of a healthcare fund. The fair value gains on investments in AssuredIM Funds in second quarter 2021 and six months 2021 was primarily attributable to changes in the NAV of CLO and healthcare funds. Equity in earnings of other alternative investments decreased in second quarter 2022 and six months 2022 compared with second quarter 2021 and six months 2021 primarily due to mark to market losses on a specific investment in a private equity fund.

Economic Loss Development

The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies used in estimating the expected loss to be paid (recovered) for all contracts and the accounting policies for measurement and recognition under GAAP for each type of contract, see the notes listed below in Part II. Item 8, Financial Statements and Supplementary Data, of the Company’s 2021 Annual Report on Form 10-K:

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

Risk-Free Rates Used in Expected Loss (Recovery) for
U.S. Dollar Denominated Obligations

	As of June 30, 2022			As of March 31, 2022			As of December 31, 2021			As of June 30, 2021			As of March 31, 2021			As of December 31, 2020
Range	1.67%	–	3.41%	0.00%	–	2.61%	0.00%	–	1.98%	0.00%	–	2.14%	0.00%	–	2.49%	0.00%	–	1.72%
Weighted average	2.9%			2.26%			1.02%			0.73%			0.88%			0.60%

The composition of economic loss development (benefit) by accounting model and by sector are presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Accounting Model	June 30, 2022	December 31, 2021	2022	2021	2022	2021
	(in millions)
Insurance	$405	$364	(26)	(25)	$(70)	$(9)
FG VIEs	32	42	(6)	(1)	(10)	(7)
Credit derivatives	5	5	—	6	4	9
Total	$442	$411	$(32)	$(20)	$(76)	$(7)

Net exposure rated BIG	$5,470	$7,440

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Second Quarter		Six Months
Sector	June 30, 2022	December 31, 2021	2022	2021	2022	2021
	(in millions)
U.S. public finance	$210	$197	$8	$1	$(40)	$16
Non-U.S. public finance	7	12	(2)	(1)	(4)	(13)
Structured finance
U.S. RMBS	179	150	(39)	(28)	(32)	(17)
Other structured finance	46	52	1	8	—	7
Structured finance	225	202	(38)	(20)	(32)	(10)
Total	$442	$411	$(32)	$(20)	$(76)	$(7)

Effect of changes in the risk-free rates included in economic loss development (benefit)			(42)	15	$(89)	$(33)

        Second Quarter 2022 Net Economic Loss Development

Public Finance: The economic loss development on U.S. exposures in second quarter 2022 was $8 million, and was primarily attributable to Puerto Rico exposures, partially offset by the effect of changes in discount rate. Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $3.6 billion as of June 30, 2022 compared with $5.4 billion as of December 31, 2021. The reduction in net par was primarily due to the March Puerto Rico Resolutions discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure.

U.S. RMBS: The economic benefit attributable to U.S. RMBS was $39 million and was primarily attributable to a $23 million benefit related to changes in discount rates, a $17 million benefit related to improved performance in certain transactions, a $14 million benefit related to higher recoveries for secured second lien charged-off loans, and a $11 million benefit related to lower initial severity assumptions for first lien U.S. RMBS transactions, partially offset by losses of $26 million related to lower excess spread.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered) for additional information.

Second Quarter 2021 Net Economic Loss Development

Public Finance: Expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.6 billion as of June 30, 2021 compared with $5.4 billion as of December 31, 2020. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of June 30, 2021 would be $221 million, compared with $305 million as of December 31, 2020. Economic loss development on U.S. exposures in second quarter 2021 was $1 million, which was primarily attributable to deterioration in a student housing transaction and changes in discount rates, which were partially offset by improvement in certain Puerto Rico exposures.

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

Six Months 2022 Net Economic Loss Development

The economic benefit on U.S. public finance exposures in six months 2022 was $40 million, which was primarily attributable to changes in discount rates. The net benefit attributable to U.S. RMBS was $32 million and was mainly related to a $45 million benefit related to changes in discount rates, a $27 million benefit related to improved performance in certain transactions, an $18 million benefit related to higher recoveries for secured second lien charged-off loans, and a $11 million benefit related to lower initial severity assumptions for first lien U.S. RMBS transactions, partially offset by losses of $69 million related to lower excess spread.

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

    Insurance segment loss expense includes loss and LAE on financial guaranty insurance contracts and losses on credit derivatives, without giving effect to eliminations related to the consolidation of FG VIEs.

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

While expected loss to be paid (recovered) is an important measure that provides the present value of amounts that the Company expects to pay or recover in future periods on all contracts, expected loss to be expensed is important because it presents the Company’s projection of net expected losses that will be recognized in the consolidated statement of operations in future periods as deferred premium revenue amortizes into income for financial guaranty insurance policies.

Loss expense (benefit) is a function of economic loss development (benefit), as well as the amortization of unearned premium reserve. The following table presents the Insurance segment loss expense.

Insurance Segment
Loss Expense (Benefit)

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
U.S. public finance	$11	$4	$66	$30
Non-U.S. public finance	—	(1)	—	(9)
Structured finance
U.S. RMBS	(28)	(22)	(22)	(10)
Other structured finance	—	7	(1)	7
Structured finance	(28)	(15)	(23)	(3)
Total Insurance segment loss expense (benefit)	$(17)	$(12)	$43	$18

    The largest component of the U.S. public finance loss expense was Puerto Rico exposures for all periods presented. The difference between public finance loss expense and economic benefit in six months 2022 was primarily attributable to the release of unearned premium reserve associated with extinguished Puerto Rico policies that previously had expected losses. The benefit in U.S. RMBS in all periods presented is primarily related to second lien transactions. For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered).

Other Operating Expenses

The decrease in other operating expenses in six months 2022 compared with six months 2021 was primarily attributable to the write-off of a $16 million intangible asset attributable to MAC insurance licenses in the first quarter of 2021. MAC was merged with and into AGM on April 1, 2021. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Investors Service, Inc. (Moody’s)	A.M. Best Company, Inc.
AGM	AA (stable) (7/8/22)	AA+ (stable) (10/20/21)	A1 (stable) (3/18/22)	—
AGC	AA (stable) (7/8/22)	AA+ (stable) (10/20/21)	(1)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (7/8/22)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (7/8/22)	—	—	A+ (stable) (7/22/22)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/8/22)	AA+ (stable) (10/20/21)	A1 (stable) (3/18/22)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/8/22)	AA+ (stable) (10/20/21)	—	—
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

Asset Management Segment Results

Asset Management Segment Results

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Segment revenues
Management fees (1)	$27	19	48	38
Performance fees	2	—	18	1
Other income (loss)	(1)	2	1	2
Total segment revenues	28	21	67	41
Segment expenses
Employee compensation and benefit expenses	17	15	46	34
Other operating expenses (1) (2)	11	9	21	19
Total segment expenses	28	24	67	53
Segment adjusted operating income (loss) before income taxes	—	(3)	—	(12)
Less: Provision (benefit) for income taxes	—	(1)	—	(3)
Segment adjusted operating income (loss)	$—	$(2)	$—	$(9)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross as revenues.
(2)    Includes amortization of intangible assets of $3 million in both second quarter 2022 and second quarter 2021 and $6 million in both six months 2022 and six months 2021.

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

Management Fees

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
CLOs	$12	$12	$24	$24
Opportunity funds and liquid strategies	15	5	23	9
Wind-down funds	—	2	1	5
Total management fees	$27	$19	$48	$38

Fees from opportunity funds increased primarily due to higher third party AUM in healthcare funds. Fees from the wind-down funds decreased as distributions to investors continued. As of June 30, 2022, AUM of the wind-down funds was $0.3 billion compared with $1.2 billion as of June 30, 2021 and $0.6 billion as of December 31, 2021.

Performance fees and increased compensation expenses in six months 2022 were attributable to the healthcare and asset-based funds.

Assets Under Management

The Company uses AUM as a metric to measure progress in its Asset Management segment. Management fee revenue is based on a variety of factors and is not perfectly correlated with AUM. However, the Company believes that AUM is a useful metric for assessing the relative size and scope of the Company’s asset management business. The Company uses measures of its AUM in its decision-making process and uses a measure of change in AUM in its calculation of certain components of management compensation. Investors also use AUM to evaluate companies that participate in the asset management business. AUM refers to the assets managed, advised or serviced by the Asset Management segment and equals the sum of the following:

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

Roll Forward of Assets Under Management
Second Quarter 2022

	CLOs	Opportunity Funds (1)	Liquid Strategies (2)	Wind-Down Funds	Total
	(in millions)
AUM, March 31, 2022	$14,282	$1,874	$375	$459	$16,990
Inflows - third party	1,049	200	21	—	1,270
Inflows - intercompany	50	—	104	—	154
Outflows:
Redemptions	—	—	—	—	—
Distributions	(22)	(39)	(125)	(140)	(326)
Total outflows	(22)	(39)	(125)	(140)	(326)
Net flows	1,077	161	—	(140)	1,098
Change in value	(183)	15	(3)	20	(151)
AUM, June 30, 2022	$15,176	$2,050	$372	$339	$17,937

Roll Forward of Assets Under Management
Six Months 2022

	CLOs	Opportunity Funds (1)	Liquid Strategies (2)	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2021	$14,699	$1,824	$389	$582	$17,494
Inflows - third party	1,049	291	21	—	1,361
Inflows - intercompany	50	—	104	—	154
Outflows:
Redemptions	—	—	—	—	—
Distributions	(357)	(143)	(125)	(275)	(900)
Total outflows	(357)	(143)	(125)	(275)	(900)
Net flows	742	148	—	(275)	615
Change in value	(265)	78	(17)	32	(172)
AUM, June 30, 2022	$15,176	$2,050	$372	$339	$17,937
_____________________
(1)    Opportunity funds inflows in second quarter 2022 and six months 2022 are primarily related to the healthcare strategy fund. Distributions from opportunity funds include $26 million and $74 million in second quarter 2022 and six months 2022, respectively, related to the AssuredIM Funds created prior to BlueMountain Acquisition. As of June 30, 2022, AUM related to these funds was $114 million.
(2)    Liquid strategies inflows and outflows in second quarter 2022 and six months 2022 relate to the transfer of assets from an existing municipal bond fund to a new municipal relative value fund.

Components of Assets Under Management

	CLOs (1)	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of June 30, 2022:
Funded AUM	$15,069	$1,288	$372	$317	$17,046
Unfunded AUM	107	762	—	22	891

Fee-earning AUM	$14,773	$1,801	$372	$202	$17,148
Non-fee earning AUM	403	249	—	137	789

Intercompany AUM
Funded AUM	$562	$187	$351	$—	$1,100
Unfunded AUM	106	135	—	—	241

As of December 31, 2021:
Funded AUM	$14,575	$1,297	$389	$560	$16,821
Unfunded AUM	124	527	—	22	673

Fee-earning AUM	$14,252	$1,527	$389	$408	$16,576
Non-fee earning AUM	447	297	—	174	918

Intercompany AUM
Funded AUM	$541	$217	$368	$—	$1,126
Unfunded AUM	123	121	—	—	244
_____________________
(1)    CLO AUM includes CLO Equity that is held by various AssuredIM Funds. This CLO Equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM Funds.

Corporate Division Results

Corporate Division Results

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Revenues	$1	—	2	—
Expenses
Interest expense	23	26	44	49
Employee compensation and benefit expenses	7	5	13	10
Other operating expenses	6	5	13	9
Total expenses	36	36	70	68
Equity in earnings (losses) of investees	—	—	—	—
Adjusted operating income (loss) before income taxes	(35)	(36)	(68)	(68)
Less: Provision (benefit) for income taxes	—	(2)	—	(5)
Adjusted operating income (loss)	$(35)	$(34)	$(68)	$(63)

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense of $3 million in both second quarter 2022 and second quarter 2021 and $5 million in both six months 2022 and six months 2021, respectively. Intersegment interest expense relates primarily to the $250 million AGUS debt to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition.

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

The effect of consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (1) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (2) eliminating the asset management fees earned by AssuredIM from the CIVs; (3) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings (losses) of investees and (4) establishing non-controlling interest for amounts not owned by the Company. The economic effect of the U.S Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, while the effect of CIVs is presented as separate line items (“assets of CIVs,” “liabilities of CIVs,” and redeemable and non-redeemable non-controlling interest) on a consolidated basis.

The table below reflects the effect of consolidating FG VIEs and CIVs on the condensed consolidated statements of operations. The amounts represent: (1) the revenues and expenses of the FG VIEs and the CIVs; and (2) the consolidation adjustments and eliminations between consolidated FG VIEs or CIVs and the operating and investment subsidiaries.

Effect of Consolidating FG VIEs and CIVs on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	Second Quarter		Six Months
	2022	2021	2022	2021
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$10	$8	$16	$13
Fair value gains (losses) on CIVs	3	21	17	37
Equity in earnings (losses) of investees (2)	34	(14)	24	(24)
Other (3)	(13)	(6)	(24)	(13)
Effect on income before tax	34	9	33	13
Less: Tax provision (benefit)	2	1	2	1
Effect on net income (loss)	32	8	31	12
Less: Effect on noncontrolling interests (4)	22	4	31	8
Effect on net income (loss) attributable to AGL	$10	$4	$—	$4

By Type of VIE
FG VIEs	$1	$3	$3	$3
CIVs	9	1	(3)	1
Effect on net income (loss) attributable to AGL	$10	$4	$—	$4
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
(3)    Includes net earned premiums, net investment income, asset management fees, foreign exchange gains (losses) on remeasurement, other income (loss), loss and LAE and other operating expenses.
(4)     Represents the proportion of consolidated AssuredIM Funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

The impact of consolidating FG VIEs and CIVs was $10 million in second quarter 2022, compared with $4 million in second quarter 2021 due mainly to the out-of-period adjustments of $9 million (see Item 1, Financial Statements, Note 1, Business and Basis of Presentation), and fair value gains associated with consolidated AssuredIM Funds, mainly the healthcare fund.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to AGL	$(47)	$98	$19	$109
Less pre-tax adjustments:
Realized gains (losses) on investments	(28)	4	(25)	1
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	6	(31)	3	(50)
Fair value gains (losses) on CCS	10	(6)	11	(25)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(73)	5	(102)	6
Total pre-tax adjustments	(85)	(28)	(113)	(68)
Less tax effect on pre-tax adjustments	8	6	12	14
Adjusted operating income (loss)	$30	$120	$120	$163

Gain (loss) related to FG VIE and CIV consolidation, net of tax, included in adjusted operating income	$10	$4	$—	$4

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Gross realized gains on sales available-for-sale securities	$—	$1	$—	$2
Gross realized losses on sales available-for-sale securities	(21)	—	(23)	(2)
Net foreign currency gains (losses)	(3)	1	(3)	2
Change in credit impairment and intent to sell	(4)	—	(9)	(4)
Other net realized gains (losses)	—	2	10	3
Net realized investment gains (losses)	$(28)	$4	$(25)	$1

    Gross realized losses on sales of available-for-sale securities in second quarter 2022 and six months 2022 were primarily attributable to Puerto Rico recovery bonds. Other net realized gains in six months 2022 relate primarily to the sale of one of the Company’s alternative investments.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of June 30, 2022, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 9, Fair Value Measurement, for additional information.

Second quarter 2022 and six months 2022 non-credit impairment-related unrealized fair value gains were generated primarily as a result of the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period, and changes in discount rates. These gains were partially offset by an increase in the credit spread of certain underlying reference obligations. Except for underlying credit impairment, which is recognized as loss expense in the Insurance segment, the fair value adjustments on credit derivatives in the insured portfolio are non-economic adjustments that reverse to zero over the remaining term of that portfolio.

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

Effect of Changes in Credit Spread

	As of June 30, 2022		As of December 31, 2021
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(222)	$(75)	$(250)	$(96)
Base Scenario	(147)	—	(154)	—
Decrease of 25 bps	(83)	64	(83)	71
All transactions priced at floor	(29)	118	(37)	117
 ____________________
(1)Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Fair Value Gains (Losses) on CCS

    Fair value gains on CCS in second quarter 2022 and six months 2022 were primarily due to a significant increase in LIBOR. Fair value losses on CCS in second quarter 2021 and six months 2021 were primarily due to a tightening in market spreads during the periods. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

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

Management of the Company and AGL’s Board of Directors use non-GAAP financial measures further adjusted to remove the effect of FG VIE and CIV consolidation (which the Company refers to as its core financial measures), as well as GAAP financial measures and other factors, to evaluate the Company’s results of operations, financial condition and progress towards long-term goals. The Company uses core financial measures in its decision-making process for and in its calculation of certain components of management compensation. The financial measures that the Company uses to help determine compensation are: (1) adjusted operating income, further adjusted to remove the effect of FG VIE and CIV consolidation; (2) adjusted operating shareholders’ equity, further adjusted to remove the effect of FG VIE and CIV consolidation; (3) adjusted book value per share, further adjusted to remove the effect of FG VIE and CIV consolidation; (4) PVP; and (5) gross third-party assets raised.

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

	As of June 30, 2022		As of December 31, 2021
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,304	$84.89	$6,292	$93.19
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(51)	(0.82)	(54)	(0.80)
Fair value gains (losses) on CCS	34	0.55	23	0.34
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	(359)	(5.75)	404	5.99
Less taxes	46	0.73	(72)	(1.07)
Adjusted operating shareholders’ equity	5,634	90.18	5,991	88.73
Pre-tax adjustments:
Less: Deferred acquisition costs	139	2.22	131	1.95
Plus: Net present value of estimated net future revenue	161	2.57	160	2.37
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,366	53.89	3,402	50.40
Plus taxes	(594)	(9.51)	(599)	(8.88)
Adjusted book value	$8,428	$134.91	8,823	130.67

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision of $6 and $5)	$26	$0.42	$32	$0.47
Adjusted book value (net of tax provision of $3 and $3)	18	0.29	23	0.34

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

Reconciliation of GWP to PVP

	Second Quarter 2022					Second Quarter 2021
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$57	$6	$1	$1	$65	$29	$44	$11	$—	$84
Less: Installment GWP and other GAAP adjustments (1)	—	6	1	1	8	—	24	11	—	35
Upfront GWP	57	—	—	—	57	29	20	—	—	49
Plus: Installment premiums and other (2)	—	18	—	1	19	—	23	9	—	32
PVP	$57	$18	$—	$1	$76	$29	$43	$9	$—	$81

	Six Months 2022					Six Months 2021
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$106	$22	$6	$1	$135	$108	$49	$14	$—	$171
Less: Installment GWP and other GAAP adjustments (1)	—	22	4	1	27	34	27	12	—	73
Upfront GWP	106	—	2	—	108	74	22	2	—	98
Plus: Installment premiums and other (2)	—	30	—	7	37	36	24	9	—	69
PVP	$106	$30	$2	$7	$145	$110	$46	$11	$—	$167
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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of June 30, 2022		As of December 31, 2021
Sector	Net Par Outstanding	Average Rating	Net Par Outstanding	Average Rating
	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$72,741	A-	$72,896	A-
Tax backed	34,853	A-	35,726	A-
Municipal utilities	26,487	A-	25,556	A-
Transportation	18,916	BBB+	17,241	BBB+
Healthcare	10,660	BBB+	9,588	BBB+
Higher education	6,904	A-	6,927	A-
Infrastructure finance	6,343	A-	6,329	A-
Housing revenue	980	BBB-	1,000	BBB-
Investor-owned utilities	509	A-	611	A-
Renewable energy	183	A-	193	A-
Other public finance	1,072	A-	1,152	A-
Total U.S. public finance	179,648	A-	177,219	A-
Non-U.S public finance:
Regulated utilities	17,666	BBB+	18,814	BBB+
Infrastructure finance	13,721	BBB	16,475	BBB
Sovereign and sub-sovereign	9,806	A+	10,886	A+
Renewable energy	2,104	A-	2,398	A-
Pooled infrastructure	1,150	AAA	1,372	AAA
Total non-U.S. public finance	44,447	BBB+	49,945	BBB+
Total public finance	224,095	A-	227,164	A-
Structured finance:
U.S. structured finance:
Life insurance transactions	3,518	AA-	3,431	AA-
RMBS	2,171	BB+	2,391	BB+
Financial products	520	AA-	770	AA-
Pooled corporate obligations	510	AA+	534	AA+
Consumer receivables	505	A+	583	A+
Other structured finance	711	BBB+	665	BBB+
Total U.S. structured finance	7,935	A	8,374	A
Non-U.S. structured finance:
Pooled corporate obligations	322	AAA	351	AAA
RMBS	276	A-	325	A
Other structured finance	184	AA	178	AA
Total non-U.S structured finance	782	AA	854	AA
Total structured finance	8,717	A	9,228	A
Total net par outstanding	$232,812	A-	$236,392	A-

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of June 30, 2022 and December 31, 2021 was $4.6 billion and $4.9 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $27 million and $43 million as of June 30, 2022 and December 31, 2021, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $2.2 billion net par outstanding as of June 30, 2022, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico By Company
As of June 30, 2022

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO (2)	$6	$20	$11	$—	$37	$37
PBA (2)	1	5	—	(1)	5	5
Total GO/PBA Plan	7	25	11	(1)	42	42
PRHTA (Transportation revenue)	233	467	178	(79)	799	799
PRHTA (Highway revenue)	381	51	25	—	457	457
Total HTA/CCDA PSA	614	518	203	(79)	1,256	1,256
Total Subject to a Plan or Support Agreement	621	543	214	(80)	1,298	1,298

Other Puerto Rico Exposures
PREPA	469	69	210	—	748	759
MFA (3)	126	16	37	—	179	187
PRASA and U of PR (3)	—	2	—	—	2	2
Total Other Puerto Rico Exposures	595	87	247	—	929	948
Total exposure to Puerto Rico	$1,216	$630	$461	$(80)	$2,227	$2,246
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

Amortization Schedule of Net Par of Puerto Rico
As of June 30, 2022

	Scheduled Net Par Amortization
	2022 (3Q)	2022 (4Q)	2023	2024	2025	2026	2027 - 2031	2032 - 2036	2037 - 2041	2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$10	$—	$—	$—	$—	$2	$25	$—	$—	$—	$37
PBA	—	—	3	—	2	—	—	—	—	—	5
Total - GO/PBA Plan	10	—	3	—	2	2	25	—	—	—	42
PRHTA (Transportation revenue)	28	—	34	4	29	24	164	310	201	5	799
PRHTA (Highway revenue)	40	—	31	33	34	1	78	240	—	—	457
Total - HTA/CCDA PSA	68	—	65	37	63	25	242	550	201	5	1,256
Total Subject to a Plan or Support Agreement	78	—	68	37	65	27	267	550	201	5	1,298

Other Puerto Rico Exposures
PREPA	28	—	95	93	68	106	332	26	—	—	748
MFA	43	—	23	18	18	37	40	—	—	—	179
PRASA and U of PR	—	—	—	1	—	—	—	1	—	—	2
Total Other Puerto Rico Exposures	71	—	118	112	86	143	372	27	—	—	929

Total	$149	$—	$186	$149	$151	$170	$639	$577	$201	$5	$2,227

Amortization Schedule of Net Debt Service of Puerto Rico
As of June 30, 2022

	Scheduled Net Debt Service Amortization
	2022 (3Q)	2022 (4Q)	2023	2024	2025	2026	2027 - 2031	2032 - 2036	2037 - 2041	2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$11	$—	$2	$2	$1	$3	$28	$—	$—	$—	$47
PBA	—	—	3	—	2	—	—	—	—	—	5
Total - GO/PBA Plan	11	—	5	2	3	3	28	—	—	—	52
PRHTA (Transportation revenue)	48	—	73	42	67	61	323	423	237	5	1,279
PRHTA (Highway revenue)	52	—	54	52	53	18	159	279	—	—	667
Total - HTA/CCDA PSA	100	—	127	94	120	79	482	702	237	5	1,946
Total Subject to a Plan or Support Agreement	111	—	132	96	123	82	510	702	237	5	1,998

Other Puerto Rico Exposures
PREPA	43	3	128	122	92	126	381	29	—	—	924
MFA	48	—	29	24	22	41	45	—	—	—	209
PRASA and U of PR	—	—	—	1	—	—	—	1	—	—	2
Total Other Puerto Rico Exposures	91	3	157	147	114	167	426	30	—	—	1,135

Total	$202	$3	$289	$243	$237	$249	$936	$732	$237	$5	$3,133

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 0.9% of the total net par outstanding, and BIG U.S. RMBS represent 22.0% of total BIG net par outstanding.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of June 30, 2022

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$10	$9	$—	$367	$17	$403
2005	23	129	16	188	60	416
2006	28	27	1	48	117	221
2007	—	205	17	716	160	1,098
2008	—	—	—	33	—	33
Total exposures	$61	$370	$34	$1,352	$354	$2,171

Exposures rated BIG	$41	$217	$16	$791	$120	$1,185

Liquidity and Capital Resources

AGL and its U.S. Holding Companies

AGL directly owns (i) AG Re, an insurance company domiciled in Bermuda; and (ii) AGUS, a U.S. holding company with public debt. AGUS directly owns: (i) AGC, an insurance company domiciled in Maryland; and (ii) AGMH, a U.S. holding company with public debt outstanding. AGMH directly owns AGM, an insurance subsidiary domiciled in New York. AGUS and AGMH are collectively referred to as the U.S. Holding Companies.

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

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of June 30, 2022	As of December 31, 2021
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	330	330
3.15% Senior Notes	3.15%	2031	500	500
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt subtotal			1,580	1,580
AGUS - intercompany loans from insurance subsidiaries
AGC and AGM	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00%	2023	20	20
AGUS intercompany loans subtotal			270	270
Total AGUS			1,850	1,850
AGMH
Junior Subordinated Debentures	6.40%	2066	300	300
Total AGMH			300	300
AGMH’s long-term debt purchased by AGUS (1)			(154)	(154)
U.S. Holding Company debt			$1,996	$1,996
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

	As of June 30, 2022
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$78	$4
Short-term investments, other invested assets and cash	46	86
Receivables from affiliates (2)	33	—
Receivable from U.S. Holding Companies	45	—
Other assets	5	51
Liabilities
Long-term debt	—	1,672
Loans payable to affiliates	—	270
Payable to affiliates (2)	8	23
Payable to AGL	—	45
Other liabilities	5	52
____________________
(1)    As of June 30, 2022, weighted average durations of AGL’s and the U.S. Holding Companies' fixed-maturity securities (excluding AGUS’ investment in AGMH’s debt) were 5.9 years and 5.0 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Six Months 2022
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$2	$—
Expenses
Interest expense	—	44
Other expenses	22	4
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(20)	(48)
Net income (loss)	(20)	(44)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Significant Cash Flow Items

	Six Months 2022
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$300	$248
Interest paid	—	(38)
Investments in subsidiaries	—	(15)
Dividends paid to AGL	—	(300)
Dividends paid	(33)	—
Repurchases of common shares (2)	(303)	—
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

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios, although the Company may enter into secured short-term loan facilities with financial institutions, as described below, to provide short-term liquidity for the payment of insurance claims it anticipates making in connection with the future resolutions of other Puerto Rico exposures. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of June 30, 2022, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

In addition, as of June 30, 2022, the Company has financial guaranty exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $2.2 billion net par outstanding, all of which is rated BIG. As set forth in Item 1, Financial Statements, Note 3, Outstanding Exposure, its $1.3 billion net outstanding par exposure to PRHTA is subject to a plan of adjustment filed by the FOMB with the Title III Court on May 2, 2022 (HTA Plan). The Company anticipates making substantial claim payments in connection with the consummation of the HTA Plan, should consummation occur, and is taking this into account in projecting its liquidity needs.

    While the Company has the capacity to generate sufficient liquidity internally to fund the full amount of the gross claim payments it would be required to pay under the HTA Plan, the Company may enter into a secured short-term loan facility to partially fund such gross claim payments until it sells the securities it expects to receive under the HTA Plan. See Item 1. Financial Statements Note 11, Long-Term Debt and Credit Facilities, for a description of the secured short-term facility it used to partially fund the claim payments it made in connection with the consummation of the March Puerto Rico Resolutions in March 2022.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $436 million as of June 30, 2022. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of June 30, 2022, approximately $1.9 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2022 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $278 million, of which approximately $77 million is available for distribution in the third quarter of 2022.

•The maximum amount available during 2022 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $207 million, of which approximately $16 million is available for distribution in the third quarter of 2022.

•Based on the applicable law and regulations, in 2022 AG Re (a subsidiary of AGL) has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $236 million as of June 30, 2022. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $199 million as of June 30, 2022, and (ii) the amount of statutory surplus, which as of June 30, 2022 was a deficit of $13 million.

•Based on the applicable law and regulations, in 2022 AGRO (an indirect subsidiary of AG Re) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $106 million as of June 30, 2022. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $382 million as of June 30, 2022, and (ii) the amount of statutory surplus, which as of June 30, 2022 was $258 million.

Distributions From Insurance Company Subsidiaries

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Dividends paid by AGC to AGUS	$24	$24	$149	$37
Dividends paid by AGM to AGMH	—	—	96	82

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

As of June 30, 2022, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $267 million, including $233 million by AGC and $34 million by AG Re.

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

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income. Approximately 70% of the total investment portfolio is managed by external parties. Each of the three external investment managers must maintain a minimum average rating of A+/A1/A+ by S&P Global Ratings, a division of Standard & Poor's Financial Services LLC, Moody’s and Fitch Ratings Inc., respectively.

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

Investment Portfolio
Carrying Value

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Fixed-maturity securities, available-for-sale (1)	$7,396	$8,202
Fixed-maturity securities, trading (2)	87	—
Short-term investments	863	1,225
Other invested assets	150	181
Total	$8,496	$9,608
____________________
(1)    As of June 30, 2022, fixed maturity securities includes $241 million of new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions.
(2)    Represents CVIs received under the March Puerto Rico Resolutions.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.3 years and 4.7 years as of June 30, 2022 and December 31, 2021, respectively.

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

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of June 30, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$186	$184
Due after one year through five years	1,902	1,815
Due after five years through 10 years	1,739	1,656
Due after 10 years	3,254	3,074
Mortgage-backed securities:
RMBS	419	369
Commercial mortgage-backed securities (CMBS)	303	298
Total	$7,803	$7,396

Available-for-Sale Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of June 30, 2022 and December 31, 2021. Ratings reflect the lower of Moody’s and S&P classifications, except for bonds purchased for loss mitigation and certain other securities, which use Assured Guaranty’s internal ratings classifications, or are not rated, such as the Puerto Rico securities received under the March Puerto Rico Resolutions.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	June 30, 2022	December 31, 2021
AAA	14.6%	14.6%
AA	38.1	38.2
A	24.0	25.1
BBB	11.8	13.7
BIG (1)	7.4	7.5
Not rated (2)	4.1	0.9
Total	100.0%	100.0%
____________________
(1)Includes primarily loss mitigation securities. See Item 1, Financial Statements, Note 7, Investments, for additional information.
(2)As of June 30, 2022, primarily represent new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions.

Other Investments

Other invested assets reported on the condensed consolidated balance sheets primarily consist of investments in renewable and clean energy and private equity funds managed by a third party.

The Insurance segment reports AGAS’s percentage ownership of AssuredIM Funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of June 30, 2022 and December 31, 2021, all of the funds in which AGAS invests are consolidated in the Company’s consolidated financial statements. The amounts in the table below represent the fair value of AGAS’s interests in the AssuredIM Funds. See Commitments below.

Fair Value of AGAS’s Interest in AssuredIM Funds

	As of
Strategy	June 30, 2022	December 31, 2021
	(in millions)
CLOs	$262	$228
Municipal bonds	103	107
Healthcare	74	115
Asset-based	110	93
Total	$549	$543

Equity in Earnings (Losses) of Investees of AGAS’s Investment in AssuredIM Funds

	Second Quarter		Six Months
Strategy	2022	2021	2022	2021
	(in millions)
CLOs	$(23)	$11	$(16)	$18
Municipal bonds	—	1	(4)	2
Healthcare	(12)	23	(9)	23
Asset-based	2	2	7	4
Total	$(33)	$37	$(22)	$47

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $217 million and $243 million as of June 30, 2022 and December 31, 2021, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,149 million and $1,231 million, based on fair value, as of June 30, 2022 and December 31, 2021, respectively.

Commitments

The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. Adding inception-to-date distributed gains, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds. As of June 30, 2022, the Insurance segment had total commitments to AssuredIM Funds of $757 million, of which $516 million represented net invested capital and $241 million was undrawn. The Company had unfunded commitments of $96 million as of June 30, 2022 related to certain of the Company’s alternative investments other than AssuredIM Funds.

AssuredIM

Sources and Uses of Funds

    AssuredIM’s sources of liquidity are: (1) cash from operations, including management and performance fees (which are unpredictable as to amount and timing); and (2) capital contributions from AGUS ($15 million and $15 million in six months 2022 and six months 2021, respectively, had been contributed to supplement cash from operations). As of June 30, 2022, AssuredIM had $30 million in cash and short-term investments.

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

As of June 30, 2022, these credit facilities had varying maturities ranging from September 15, 2023 to May 13, 2024 with the aggregate principal amount not exceeding $777 million. The available commitment was based on the amount of equity contributed to the warehouse which was $228 million. As of June 30, 2022, $145 million was drawn down under credit facilities with the interest rates ranging from 3-month Euribor plus 100 basis points (bps) to 3-month SOFR plus 130 bps (with a floor on the Euribor rates of zero). The CLO warehouses were in compliance with all financial covenants as of June 30, 2022.

As of June 30, 2022, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the amount of equity contributed to the funds. As of June 30, 2022, $18 million was drawn down by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime Floor of 3%). The fund was in compliance with all financial covenants as of June 30, 2022.

Condensed Consolidated Cash Flows

    The summarized condensed consolidated statements of cash flow in the table below presents the cash flow effect for the aggregate of the Insurance and Asset Management business and holding companies, separately from the aggregate effect of FG VIEs and CIVs.

Condensed Consolidated Cash Flow Summary

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in millions)
Net cash flows provided by (used in) operating activities, before effect of FG VIEs and CIVs consolidation	$19	$88	$(621)	$46
Effect of FG VIEs and CIVs consolidation (1)	(921)	(571)	(1,173)	(995)
Net cash flows provided by (used in) operating activities	(902)	(483)	(1,794)	(949)

Net cash flows provided by (used in) investing activities, before effect of FG VIEs and CIVs consolidation	150	(424)	981	(343)
Effect of FG VIEs and CIVs consolidation (1)	58	43	77	87
Net cash flows provided by (used in) investing activities	208	(381)	1,058	(256)

Net cash flows provided by (used in) financing activities, before effect of FG VIEs and CIVs consolidation
Dividends paid	(16)	(17)	(33)	(35)
Repurchases of common shares	(151)	(88)	(303)	(165)
Issuance of long-term debt, net of issuance costs	—	495	—	495
Other	4	(2)	(6)	(14)
Effect of FG VIEs and CIVs consolidation (1)	832	426	1,001	922
Net cash flows provided by (used in) financing activities (2)	669	814	659	1,203

Effect of exchange rate changes	(1)	—	(2)	—
Increase (decrease) in cash and cash equivalents and restricted cash	(26)	(50)	(79)	(2)
Cash and cash equivalents and restricted cash at beginning of period	289	346	342	298
Cash and cash equivalents and restricted cash at the end of the period	$263	$296	$263	$296
____________________
(1)     This includes the effects of consolidating FG VIEs and CIVs.
(2)    Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating VIEs, was an outflow of $621 million in six months 2022 and an inflow of $46 million in six months 2021. The increase in cash outflows during 2022 was primarily due to claim payments made net of cash recoveries received in connection with the March Puerto Rico Resolutions and higher tax payments. See Item 1. Financial Statements, Note 3, Outstanding Exposure, for additional information. Cash flows from operations attributable to the effect of VIE consolidation was negative in 2022 and 2021 due to the inclusion of investing activities of CIVs, which included cash outflows for purchases of investments, offset in part by sales of investments.

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

Financing activities primarily consist of share repurchases, dividends, and paydowns of FG VIEs’ liabilities, as well and CLO issuances and CLO warehouse financing activities. The slight increase in financing cash flow activity from VIEs was primarily due to the consolidation of an additional CLO and securitization of a previously consolidated CLO warehouse. See Item 1. Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From July 1 through August 3, 2022, the Company repurchased an additional 0.6 million of common shares. As of August 3, 2022, the Company was authorized to purchase $365 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, there were no material changes to the market risks to which the Company is exposed since December 31, 2021.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on their evaluation as of June 30, 2022 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during second quarter 2022 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

    The Company is subject to legal proceedings and claims, as described in Part I, Item 1, Financial Statements, Note 13, Commitments and Contingencies – Legal Proceedings contained in this Form 10-Q. For additional information see the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 19, Commitments and Contingencies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A.RISK FACTORS

    See the risk factors set forth in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in such Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during second quarter 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
April 1 - April 30	861,529	$60.38	861,529	$248,731,472
May 1 - May 31	877,534	$56.59	866,566	$199,709,568
June 1 - June 30	877,852	$57.15	877,852	$149,536,960
Total	2,616,915	$58.02	2,605,947
____________________
(1)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through August 3, 2022, the Company has repurchased a total of 138 million common shares for approximately $4.5 billion, excluding commissions, at an average price of $32.61 per share. On August 3, 2022, the Company announced that the Board of Directors had authorized an additional $250 million of share repurchases. As of August 3, 2022, the remaining authorization the Company was authorized to purchase was $365 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(2)     Excludes commissions.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
22.0	Subsidiary Companies and Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.0 to Form 10-K for the year ended December 31, 2022).
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated August 4, 2022	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)