Form 10-Q
period 2022-09-30
ASSURED GUARANTY LTD
filed 2022-11-08
CIK 1273813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒
The number of registrant’s Common Shares ($0.01 par value) outstanding as of November 4, 2022 was 59,994,458 (includes 36,403 unvested restricted shares).

ASSURED GUARANTY LTD.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Assured Guaranty Ltd.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in millions except share data)

	As of
	September 30, 2022	December 31, 2021
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $57 and $42 (amortized cost of $7,506 and $7,822)	$6,780	$8,202
Fixed-maturity securities, trading, at fair value	393	—
Short-term investments, at fair value	1,177	1,225
Other invested assets (includes $24 and $31, at fair value)	130	181
Total investments	8,480	9,608
Cash	131	120
Premiums receivable, net of commissions payable	1,178	1,372
Deferred acquisition costs	142	131
Salvage and subrogation recoverable	385	801
Financial guaranty variable interest entities’ assets, at fair value	236	260
Assets of consolidated investment vehicles (includes $5,151 and $4,902, at fair value)	5,336	5,271
Goodwill and other intangible assets	166	175
Other assets (includes $129 and $132, at fair value)	606	470
Total assets	$16,660	$18,208
Liabilities
Unearned premium reserve	$3,596	$3,716
Loss and loss adjustment expense reserve	882	869
Long-term debt	1,675	1,673
Credit derivative liabilities, at fair value	195	156
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $238 and $269, without recourse $13 and $20)	251	289
Liabilities of consolidated investment vehicles (includes $4,209 and $3,849, at fair value)	4,447	4,436
Other liabilities	440	569
Total liabilities	11,486	11,708

Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Note 8)	21	22

Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 60,719,431 and 67,518,424 shares issued and outstanding)	1	1
Retained earnings	5,579	5,990
Accumulated other comprehensive income (loss), net of tax of $(100) and $60	(652)	300
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	4,929	6,292
Nonredeemable noncontrolling interests (Note 8)	224	186
Total shareholders’ equity	5,153	6,478
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$16,660	$18,208

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in millions except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Net earned premiums	$89	$102	$385	$307
Net investment income	67	66	191	204
Asset management fees	16	20	71	65
Net realized investment gains (losses)	(14)	3	(39)	4
Fair value gains (losses) on credit derivatives	(48)	21	(42)	(31)
Fair value gains (losses) on committed capital securities	1	(3)	12	(28)
Fair value gains (losses) on financial guaranty variable interest entities	11	5	27	18
Fair value gains (losses) on consolidated investment vehicles	8	16	25	53
Foreign exchange gains (losses) on remeasurement	(80)	(27)	(181)	(22)
Fair value gains (losses) on trading securities	(8)	—	(30)	—
Other income (loss)	(1)	9	12	15
Total revenues	41	212	431	585
Expenses
Loss and loss adjustment expenses (benefit)	(75)	(68)	(29)	(54)
Interest expense	20	23	60	67
Loss on extinguishment of debt	—	175	—	175
Amortization of deferred acquisition costs	4	3	11	10
Employee compensation and benefit expenses	57	59	189	173
Other operating expenses	37	38	120	135
Total expenses	43	230	351	506
Income (loss) before income taxes and equity in earnings (losses) of investees	(2)	(18)	80	79
Equity in earnings (losses) of investees	(20)	23	(31)	66
Income (loss) before income taxes	(22)	5	49	145
Less: Provision (benefit) for income taxes	(27)	(15)	(6)	8
Net income (loss)	5	20	55	137
Less: Noncontrolling interests	(6)	3	25	11
Net income (loss) attributable to Assured Guaranty Ltd.	$11	$17	$30	$126

Earnings per share:
Basic	$0.18	$0.22	$0.47	$1.67
Diluted	$0.18	$0.22	$0.46	$1.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$5	$20	$55	$137
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(39), $(8), $(139) and $(18)	(277)	(66)	(857)	(134)
Investments with credit impairment, net of tax provision (benefit) of $1, $(2), $(18) and $3	2	(6)	(81)	12
Change in net unrealized gains (losses) on investments	(275)	(72)	(938)	(122)
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax	(3)	2	(1)	(1)
Other, net of tax	(4)	(1)	(13)	(1)
Other comprehensive income (loss)	(282)	(71)	(952)	(124)
Comprehensive income (loss)	(277)	(51)	(897)	13
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6)	3	25	11
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(271)	$(54)	$(922)	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(dollars in millions, except share data)

For the Three Months Ended September 30, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at June 30, 2022	62,475,739	$1	$5,672	$(370)	$1	$5,304	$243	$5,547
Net income (loss)	—	—	11	—	—	11	(6)	5
Dividends ($0.25 per share)	—	—	(16)	—	—	(16)	—	(16)
Contributions	—	—	—	—	—	—	23	23
Common shares repurchases	(1,790,395)	—	(97)	—	—	(97)	—	(97)
Share-based compensation	34,087	—	9	—	—	9	—	9
Distributions	—	—	—	—	—	—	(36)	(36)
Other comprehensive loss	—	—	—	(282)	—	(282)	—	(282)
Balance at September 30, 2022	60,719,431	$1	$5,579	$(652)	$1	$4,929	$224	$5,153

For the Three Months Ended September 30, 2021

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at June 30, 2021	74,112,554	$1	$6,056	$445	$1	$6,503	$49	$6,552
Net income	—	—	17	—	—	17	3	20
Dividends ($0.22 per share)	—	—	(16)	—	—	(16)	—	(16)
Contributions	—	—	—	—	—	—	25	25
Common shares repurchases	(2,918,993)	—	(140)	—	—	(140)	—	(140)
Share-based compensation	48,379	—	7	—	—	7	—	7
Distributions	—	—	—	—	—	—	(2)	(2)
Other comprehensive loss	—	—	—	(71)	—	(71)	—	(71)
Balance at September 30, 2021	71,241,940	$1	$5,924	$374	$1	$6,300	$75	$6,375

Assured Guaranty Ltd.

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) - (Continued)

(dollars in millions, except share data)

For the Nine Months Ended September 30, 2022

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at December 31, 2021	67,518,424	$1	$5,990	$300	$1	$6,292	$186	$6,478
Net income	—	—	30	—	—	30	26	56
Dividends ($0.75 per share)	—	—	(49)	—		(49)	—	(49)
Contributions	—	—	—	—	—	—	63	63
Common shares repurchases	(7,134,565)	—	(403)		—	(403)	—	(403)
Share-based compensation	335,572	—	11	—	—	11	—	11
Distributions	—	—	—		—	—	(51)	(51)
Other comprehensive loss	—		—	(952)	—	(952)	—	(952)
Balance at September 30, 2022	60,719,431	$1	$5,579	$(652)	$1	$4,929	$224	$5,153

For the Nine Months Ended September 30, 2021

		Shareholders’ Equity Attributable to Assured Guaranty Ltd.
	Common Shares Outstanding	Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Equity Compensation	Total	Nonredeemable Noncontrolling Interests	Shareholders’ Equity
Balance at December 31, 2020	77,546,896	$1	$6,143	$498	$1	$6,643	$41	$6,684
Net income	—	—	126	—	—	126	11	137
Dividends ($0.66 per share)	—	—	(50)	—	—	(50)	—	(50)
Contributions	—	—	—	—	—	—	34	34
Common shares repurchases	(6,793,058)	—	(305)	—	—	(305)	—	(305)
Share-based compensation	488,102	—	10	—	—	10	—	10
Distributions	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss	—	—	—	(124)	—	(124)	—	(124)
Balance at September 30, 2021	71,241,940	$1	$5,924	$374	$1	$6,300	$75	$6,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

 (in millions)

	Nine Months Ended September 30,
	2022	2021
Net cash flows provided by (used in) operating activities	$(1,848)	$(1,792)
Cash flows from investing activities:
Fixed-maturity securities, available-for-sale:
Purchases	(279)	(1,025)
Sales	560	222
Maturities and paydowns	585	757
Short-term investments with original maturities of over three months:
Purchases	(42)	—
Maturities and paydowns	23	32
Net sales (purchases) of short-term investments with original maturities of less than three months	64	125
Sales of fixed-maturity securities, trading	121	—
Paydowns of financial guaranty variable interest entities’ assets	74	45
Purchases of other invested assets	(11)	(44)
Return of capital from and sales of other invested assets	35	61
Other	(2)	(4)
Net cash flows provided by (used in) investing activities	1,128	169
Cash flows from financing activities:
Dividends paid	(49)	(51)
Repurchases of common shares	(400)	(305)
Net paydowns of financial guaranty variable interest entities’ liabilities	(92)	(38)
Issuance of long-term debt, net of issuance costs	—	889
Redemptions and purchases of debt, including make-whole	—	(620)
Other	(6)	7
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	1,372	2,079
Repayment of collateralized loan obligations	(373)	(365)
Proceeds from issuance of warehouse financing debt	882	1,008
Repayment of warehouse financing debt	(758)	(1,061)
Borrowings under credit facilities	46	—
Contributions from noncontrolling interests to consolidated investment vehicles	52	33
Distributions to noncontrolling interests from consolidated investment vehicles	(19)	(10)
Net cash flows provided by (used in) financing activities	655	1,566
Effect of foreign exchange rate changes	(6)	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	(71)	(58)
Cash and cash equivalents and restricted cash at beginning of period	342	298
Cash and cash equivalents and restricted cash at end of period	$271	$240

(continued on next page)

Assured Guaranty Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited) - (Continued)

 (in millions)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information
Income taxes paid (received)	$97	$1
Interest paid on long-term debt	47	50

Supplemental disclosure of non-cash activities:
Fixed-maturity securities, available-for-sale, received as salvage	$610	$—
Fixed-maturity securities, available-for-sale, ceded to a reinsurer	27	—
Fixed-maturity securities, trading, received as salvage	550	—
Fixed-maturity securities, trading, ceded to a reinsurer	6	—
Debt securities of financial guaranty variable interest entities received as salvage	54	—
Contributions from noncontrolling interests	32	1
Distributions to noncontrolling interests	53	1

	As of
	September 30, 2022	September 30, 2021
Reconciliation of cash and cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash	$131	$101
Restricted cash (included in other assets)	1	1
Cash and cash equivalents of consolidated investment vehicles (Note 8)	139	138
Cash and cash equivalents and restricted cash at the end of period	$271	$240

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). In management’s opinion, all material adjustments necessary for a fair statement of the financial condition, results of operations and cash flows of the Company, including its consolidated variable interest entities (VIEs), are reflected in the periods presented and are of a normal, recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As discussed in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, the nine month period ended September 30, 2022 include two out-of period adjustments, totaling $6.9 million in net income attributable to AGL. Management has determined these misstatements are not material to prior periods or to the financial statements taken as a whole.

These unaudited interim condensed consolidated financial statements are as of September 30, 2022 and cover the three-month period ended September 30, 2022 (third quarter 2022), the three-month period ended September 30, 2021 (third quarter 2021), the nine-month period ended September 30, 2022 (nine months 2022) and the nine-month period ended September 30, 2021 (nine months 2021). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but is not required for interim reporting purposes, has been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Certain prior year balances have been reclassified to conform to the current year’s presentation.

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

    The segments differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries which guarantee the FG VIEs’ debt; and (ii) AGAS’ share of earnings from investments in AssuredIM Funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses associated with their financial guaranty policies associated with the FG VIEs’ debt are eliminated, whereas the reconciliation tables below present the FG VIEs and related eliminations in “Other”, and (ii) CIVs are consolidated by AGUS, a U.S. holding company, whereas in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’ interest in CIVs are presented in “Other.” In addition, under GAAP, reimbursable fund expenses are shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below, they are netted in “segment expenses”.

The Company analyzes the operating performance of each segment using “segment adjusted operating income (loss).” Results for each segment include specifically identifiable expenses as well as intersegment expense allocations, as applicable, based on time studies and other cost allocation methodologies based on headcount or other metrics. Segment adjusted operating income is defined as “net income (loss) attributable to AGL,” adjusted for the following items:

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

The following table presents information for the Company’s operating segments. Intersegment revenues include transactions between and among the segments, the corporate division and other.

Segment Information

	Third Quarter
	2022		2021
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$145	$13	$187	$17
Intersegment revenues	2	8	3	2
Segment revenues	147	21	190	19
Segment expenses	(16)	24	(22)	29
Segment equity in earnings (losses) of investees	(11)	—	33	—
Less: Segment provision (benefit) for income taxes	(7)	—	31	(3)
Segment adjusted operating income (loss)	$159	$(3)	$214	$(7)

	Nine Months
	2022		2021
	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$558	$59	$544	$54
Intersegment revenues	6	29	7	6
Segment revenues	564	88	551	60
Segment expenses	147	91	131	82
Segment equity in earnings (losses) of investees	(46)	—	100	—
Less: Segment provision (benefit) for income taxes	24	—	75	(6)
Segment adjusted operating income (loss)	$347	$(3)	$445	$(16)

The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$147	$(16)	$(11)	$(7)	$—	$159
Asset Management	21	24	—	—	—	(3)
Total segments	168	8	(11)	(7)	—	156
Corporate division	1	34	—	(3)	—	(30)
Other	13	2	(9)	1	(6)	7
Subtotal	182	44	(20)	(9)	(6)	133
Reconciling items:
Realized gains (losses) on investments	(14)	—	—	—	—	(14)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(50)	(1)	—	—	—	(49)
Fair value gains (losses) on CCS	1	—	—	—	—	1
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(78)	—	—	—	—	(78)
Tax effect	—	—	—	(18)	—	18
Total consolidated	$41	$43	$(20)	$(27)	$(6)	$11

Reconciliation of Segment Information to Consolidated Information
Three Months Ended September 30, 2021

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$190	$(22)	$33	$31	$—	$214
Asset Management	19	29	—	(3)	—	(7)
Total segments	209	7	33	28	—	207
Corporate division	1	211	1	(40)	—	(169)
Other	18	10	(11)	(2)	3	(4)
Subtotal	228	228	23	(14)	3	34
Reconciling items:
Realized gains (losses) on investments	3	—	—	—	—	3
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	11	2	—	—	—	9
Fair value gains (losses) on CCS	(3)	—	—	—	—	(3)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(27)	—	—	—	—	(27)
Tax effect	—	—	—	(1)	—	1
Total consolidated	$212	$230	$23	$(15)	$3	$17

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2022

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$564	$147	$(46)	$24	$—	$347
Asset Management	88	91	—	—	—	(3)
Total segments	652	238	(46)	24	—	344
Corporate division	3	104	—	(3)	—	(98)
Other	34	14	15	3	25	7
Subtotal	689	356	(31)	24	25	253
Reconciling items:
Realized gains (losses) on investments	(39)	—	—	—	—	(39)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(51)	(5)	—	—	—	(46)
Fair value gains (losses) on CCS	12		—	—	—	12
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(180)	—	—	—	—	(180)
Tax effect	—	—	—	(30)	—	30
Total consolidated	$431	$351	$(31)	$(6)	$25	$30

Reconciliation of Segment Information to Consolidated Information
Nine Months Ended September 30, 2021

			Equity in Earnings (Losses) of Investees	Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses		Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$551	$131	$100	$75	$—	$445
Asset Management	60	82	—	(6)	—	(16)
Total segments	611	213	100	69	—	429
Corporate division	1	279	1	(45)	—	(232)
Other	66	21	(35)	(1)	11	—
Subtotal	678	513	66	23	11	197
Reconciling items:
Realized gains (losses) on investments	4	—	—	—	—	4
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(48)	(7)	—	—	—	(41)
Fair value gains (losses) on CCS	(28)	—	—	—	—	(28)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(21)	—	—	—	—	(21)
Tax effect	—	—	—	(15)	—	15
Total consolidated	$585	$506	$66	$8	$11	$126

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
3.    Outstanding Exposure

The Company sells credit protection primarily in financial guaranty insurance form. Until 2009, the Company also sold credit protection by issuing policies that guaranteed payment obligations under credit default swaps (CDS). The Company’s contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold. The capital and margin requirements applicable under the Dodd-Frank Wall Street Reform and Consumer Protection Act also contributed to the Company not entering into such new CDS in the U.S. since 2009. The Company has, however, acquired or reinsured portfolios since 2009 that include financial guaranty contracts in credit derivative form.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Impact of COVID-19 Pandemic

    The emergence and continuation of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. The ultimate size, depth, course and duration of the pandemic, and the effectiveness, acceptance, and distribution of vaccines and therapeutics for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Due to the nature of the Company’s business, COVID-19 and its global impact, directly and indirectly affected certain sectors in the insured portfolio.

Shortly after the pandemic reached the U.S. through early 2021 the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various intermittent closures and capacity and travel restrictions or an economic downturn. Given significant federal funding to state and local governments in 2021 and the performance it observed, the Company’s surveillance department has reduced these supplemental procedures. However, the Company is still monitoring those sectors it identified as most at risk for any developments related to COVID-19. The Company has paid only relatively small insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19, and has already received reimbursement for most of those claims.

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

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid (loss mitigation securities), in order to mitigate the economic effect of insured losses. The Company excludes amounts

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
attributable to loss mitigation securities from par and debt service outstanding, and instead reports loss mitigation securities in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both September 30, 2022 and December 31, 2021, the Company excluded from net par outstanding $1.3 billion attributable to loss mitigation securities.

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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of September 30, 2022		As of December 31, 2021
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$347,776	$347,608	$357,694	$357,314
Structured finance	9,118	9,093	10,076	10,046
Total financial guaranty	$356,894	$356,701	$367,770	$367,360

Par Outstanding
Public finance	$219,052	$218,905	$227,507	$227,164
Structured finance	8,191	8,166	9,258	9,228
Total financial guaranty	$227,243	$227,071	$236,765	$236,392

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $893 million of public finance direct gross par and $741 million of structured finance direct gross par as of September 30, 2022. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of September 30, 2022

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$259	0.1%	$1,879	4.6%	$794	10.7%	$432	60.3%	$3,364	1.5%
AA	16,451	9.3	3,454	8.4	4,522	60.7	11	1.5	24,438	10.8
A	96,052	54.0	8,491	20.7	510	6.8	170	23.7	105,223	46.3
BBB	60,893	34.2	26,777	65.2	487	6.5	104	14.5	88,261	38.9
BIG	4,187	2.4	462	1.1	1,136	15.3	—	—	5,785	2.5
Total net par outstanding	$177,842	100.0%	$41,063	100.0%	$7,449	100.0%	$717	100.0%	$227,071	100.0%

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2021

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S		Structured Finance Non-U.S		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$272	0.2%	$2,217	4.5%	$806	9.6%	$493	57.7%	$3,788	1.6%
AA	16,372	9.2	4,205	8.4	4,760	56.8	22	2.6	25,359	10.7
A	94,459	53.3	10,659	21.3	813	9.7	160	18.7	106,091	44.9
BBB	60,744	34.3	32,264	64.6	611	7.3	179	21.0	93,798	39.7
BIG	5,372	3.0	600	1.2	1,384	16.6	—	—	7,356	3.1
Total net par outstanding	$177,219	100.0%	$49,945	100.0%	$8,374	100.0%	$854	100.0%	$236,392	100.0%

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of September 30, 2022

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,029	$124	$2,034	$4,187	$177,842
Non-U.S. public finance	425	—	37	462	41,063
Public finance	2,454	124	2,071	4,649	218,905
Structured finance:
U.S. RMBS	17	39	973	1,029	2,006
Other structured finance	—	35	72	107	6,160
Structured finance	17	74	1,045	1,136	8,166
Total	$2,471	$198	$3,116	$5,785	$227,071

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2021

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,765	$116	$3,491	$5,372	$177,219
Non-U.S. public finance	556	—	44	600	49,945
Public finance	2,321	116	3,535	5,972	227,164
Structured finance:
U.S. RMBS	121	24	1,120	1,265	2,391
Other structured finance	1	41	77	119	6,837
Structured finance	122	65	1,197	1,384	9,228
Total	$2,443	$181	$4,732	$7,356	$236,392

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of September 30, 2022

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG:
Category 1	$2,465	$6	$2,471	110	1	111
Category 2	187	11	198	17	2	19
Category 3	3,075	41	3,116	117	8	125
Total BIG	$5,727	$58	$5,785	244	11	255

 Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2021

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG:
Category 1	$2,429	$14	$2,443	117	2	119
Category 2	177	4	181	16	1	17
Category 3	4,687	45	4,732	129	8	137
Total BIG	$7,293	$63	$7,356	262	11	273
_____________________
(1)    Includes FG VIEs.
(2)    A risk represents the aggregate of the financial guaranty policies that share the same revenue source for purposes of making debt service payments.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $2.1 billion net par outstanding as of September 30, 2022, a decrease of $1.5 billion from the $3.6 billion net par outstanding as of December 31, 2021. All of the Company’s insured exposure to Puerto Rico is rated BIG. The Company has paid claims as a result of payment defaults on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

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

After over five years of negotiations, on March 15, 2022, a substantial portion of the Company’s Puerto Rico exposure was resolved in accordance with three orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico):

•On January 18, 2022, the Federal District Court of Puerto Rico, acting under Title III of PROMESA, entered an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan). The GO/PBA Plan restructured approximately $35 billion of debt (including the Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) bonds insured by the Company) and other claims against the government of Puerto Rico and certain entities as well as $50 billion in pension obligations (none of the pension obligations are insured by the Company), and the Company believes its terms are consistent with the terms of the settlement embodied in a revised plan support agreement (PSA) for GO and PBA entered into by AGM and AGC on February 22, 2021, with certain other stakeholders, the Commonwealth, and the FOMB (GO/PBA PSA).

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

On October 12, 2022, the Federal District Court of Puerto Rico, acting under Title III of PROMESA, entered an order and judgment confirming the amended plan of adjustment for the Puerto Rico Highways and Transportation Authority (PRHTA) filed by the FOMB with the Federal District Court of Puerto Rico on September 6, 2022 (HTA Plan). The HTA Plan restructures approximately $6.4 billion of debt (including the PRHTA bonds insured by the Company), and the Company believes its terms are consistent with the terms of the settlement embodied in the PRHTA PSA entered into on May 5, 2021, by AGM and AGC and certain other stakeholders, the Commonwealth, and the FOMB (the HTA PSA). The FOMB will set the effective date of the HTA Plan (HTA Effective Date) and, as of November 7, 2022, the expected HTA Effective Date had not yet been announced.

The Company is continuing its efforts to resolve the one remaining Puerto Rico insured exposure that is in payment default, the Puerto Rico Electric Power Authority (PREPA). Economic, political and legal developments, including inflation, increases in the cost of petroleum products and developments related to the COVID-19 pandemic, may impact any resolution of the Company’s PREPA insured exposure and the value of the consideration the Company has received in connection with the March Puerto Rico Resolutions or has received or may receive in the future in connection with the HTA PSA or HTA Plan or

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
any future resolutions of the Company’s PREPA insured exposures. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company’s results of operations and shareholders’ equity.

Puerto Rico GO and PBA

As of September 30, 2022, the Company had remaining $25 million of insured net par outstanding of GO bonds and $4 million of insured net par outstanding of PBA bonds.

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

The Company has sold most of the new recovery bonds and CVIs it received on March 15, 2022, and may sell in the future any new recovery bonds or CVIs it continues to hold. The fair value of any new recovery bonds or CVIs the Company retains will fluctuate. Any gains or losses on sales of new recovery bonds and CVIs relative to their values on March 15, 2022, were and will be reported as realized gains and losses on investments and fair value gains (losses) on trading securities, respectively, rather than loss and LAE.

In August 2021, the Company exercised certain elections under the GO/PBA Plan that impact the timing of payments under its insurance policies. In accordance with the terms of the GO/PBA Plan, the payment of the principal of all GO bonds and PBA bonds insured by the Company was accelerated against the Commonwealth and became due and payable as of March 15, 2022. Insured holders of noncallable insured bonds covered by the GO/PBA Plan (representing $102 million of net par outstanding as of December 31, 2021) were permitted to elect either: (i) to receive on March 15, 2022, 100% of the then outstanding principal amount of insured bonds plus accrued interest; or (ii) to receive custody receipts that represent an interest in the legacy insurance policy plus cash, new recovery bonds and CVIs (in aggregate, Plan Consideration) that constitute distributions under the GO/PBA Plan. For those who made the second election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. As of September 30, 2022, the net insured par outstanding under the legacy GO and PBA insurance policies was $29 million, and constituted all of the Company’s remaining net par exposure to the GO and PBA bonds it had insured.

PRCCDA and PRIFA

As of September 30, 2022, the Company had no insured net par outstanding of PRCCDA or PRIFA obligations remaining. Under the PRCCDA Modification and the PRIFA Modification, on March 15, 2022, the Company received an aggregate of $47 million in cash (net of ceded reinsurance) and $98 million in notional amount of CVIs (net of ceded reinsurance).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
PRHTA

As of September 30, 2022, the Company had $1.2 billion of insured net par outstanding that is covered by the HTA PSA: $771 million insured net par outstanding of PRHTA (transportation revenue) bonds and $418 million insured net par outstanding of PRHTA (highway revenue) bonds. The transportation revenue bonds are secured by a subordinate gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls, plus a first lien on taxes on crude oil, unfinished oil and derivative products. The highway revenue bonds are secured by a gross lien on gasoline and gas oil and diesel oil taxes, motor vehicle license fees and certain tolls.

The HTA PSA provides for payments to AGM and AGC consisting of: (i) cash; (ii) new bonds expected to be backed by toll revenue (Toll Bonds); and (iii) a CVI. The HTA PSA contemplates a Title III proceeding requiring court approval of a disclosure statement, solicitation and voting process, and a plan confirmation hearing. On September 6, 2022, the FOMB filed an amended HTA Plan with the Federal District Court of Puerto Rico, which the Company believes to be consistent with the HTA PSA, and on October 12, 2022, the court approved the amended HTA Plan. The HTA Plan, similar to the GO/PBA Plan, provides an option for holders of noncallable bonds insured by the Company (representing $788 million of net par outstanding as of September 30, 2022) to elect to receive custody receipts that represent an interest in the legacy insurance policy plus Toll Bonds, and insured bondholders representing $451 million net par outstanding as of September 30, 2022 have elected this option. The FOMB will set the effective date of the HTA Plan (HTA Effective Date) and, as of November 7, 2022, the expected HTA Effective Date had not yet been announced.

During third quarter 2022, the Company received, pursuant to the GO/PBA Plan and the terms of the HTA PSA, $147 million of cash and $672 million original notional of CVI. The Company has sold a portion of those CVIs. On the HTA Effective Date, the Company also expects to receive additional recoveries in the form of cash and Toll Bonds.

PREPA

As of September 30, 2022, the Company had $720 million insured net par outstanding of PREPA obligations. The PREPA obligations are secured by a lien on the revenues of the electric system. On May 3, 2019, AGM and AGC entered into a restructuring support agreement with PREPA and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB (PREPA RSA). This agreement was terminated by Puerto Rico on March 8, 2022.

On April 8, 2022, Judge Laura Taylor Swain of the Federal District Court of Puerto Rico issued an order appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that the mediation would terminate on June 1, 2022. Judge Swain has since extended the term of such mediation several times, most recently on September 8, 2022 extending the term to September 16, 2022. After mediation terminated, Judge Swain issued an order on September 29, 2022 that (i) directs the FOMB to file a plan of adjustment and disclosure statement by December 1, 2022, (ii) sets a schedule for litigating bondholders’ lien status, and (iii) directs a new round of mediation that would terminate on December 31, 2022, but granting discretion to the mediation team to further extend the mediation deadline to January 31, 2023 based on its assessment of the progress of the mediation process.

The last revised fiscal plan for PREPA was certified by the FOMB on May 27, 2021.

Other Puerto Rico Exposures

All debt service payments for the Company’s remaining Puerto Rico exposures have been made in full by the obligors as of the date of this filing. Such exposures comprise:

MFA. As of September 30, 2022, the Company had $131 million insured net par outstanding of bonds issued by MFA secured by a lien on local property tax revenues.

    U of PR. As of September 30, 2022, the Company had $1 million insured net par outstanding of U of PR bonds, which are general obligations of the university and are secured by a subordinate lien on the proceeds, profits and other income of the university, subject to a senior pledge and lien for the benefit of outstanding university system revenue bonds.

PRASA. As of September 30, 2022, the Company had $1 million insured net par outstanding of PRASA obligations. The Company’s insured PRASA obligations are secured by a lien on the gross revenues of the water and sewer system.

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

•On July 18, 2017, AGM and AGC filed a motion for relief in the Federal District Court of Puerto Rico from the automatic stay filed in the PREPA Title III Bankruptcy proceeding. The court denied the motion on September 14,
2017, but on August 8, 2018, the United States Court of Appeals for the First Circuit vacated and remanded the court’s decision. On October 3, 2018, AGM and AGC, together with other bond insurers, filed a motion with the court to lift the automatic stay to commence an action against PREPA for the appointment of a receiver.

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

•On September 30, 2019, certain parties that either had advanced funds to PREPA for the purchase of fuel or had succeeded to such claims (Fuel Line Lenders) filed an amended adversary complaint against the FOMB and other parties, including AGC and AGM, seeking subordination of PREPA bondholder claims to Fuel Line Lenders’ claims. On November 12, 2019, AGC and AGM filed a motion to dismiss the amended adversary complaint. The FOMB filed a status report on May 15, 2020 regarding PREPA’s financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned, and that the hearing in this adversary proceeding scheduled for June 3, 2020 be adjourned. On May 22, 2020, the Federal District Court of Puerto Rico issued an order to that effect. On September 29, 2022, the court entered an order terminating the motion to dismiss without prejudice, and indicating that the issues in the adversary proceeding will only be addressed, if necessary, after issues related to security and recourse of the PREPA bonds have been resolved or, if necessary, in connection with the confirmation of a plan of adjustment for PREPA.

•On October 30, 2019, the retirement system for PREPA employees (SREAEE) filed an amended adversary complaint in the Federal District Court of Puerto Rico against the FOMB and other parties, seeking subordination of PREPA bondholder claims to SREAEE claims. On November 7, 2019, the court granted a motion to intervene by AGC and AGM. On November 13, 2019, AGC and AGM filed a motion to dismiss the amended adversary complaint. The FOMB filed a status report on May 15, 2020 regarding PREPA’s financial condition and its request for approval of the PREPA RSA settlement, in which it requested that it be permitted to file an updated report by July 31, 2020, that all proceedings related to the approval of the PREPA RSA settlement continue to be adjourned, and that the hearing in this adversary proceeding scheduled for June 3, 2020 be adjourned. On May 22, 2020, the Federal District Court of Puerto Rico issued an order to that effect. On September 29, 2022, the court entered an order terminating the motion to dismiss without prejudice, and indicating that the issues in the adversary proceeding will only be addressed, if necessary, after issues related to security and recourse of the PREPA bonds have been resolved or, if necessary, in connection with the confirmation of a plan of adjustment for PREPA.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

•On January 16, 2020, the FOMB, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court of Puerto Rico against AGM and AGC and other insurers of PRHTA bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims. Considering the PSA, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC.

•On July 1, 2019, the FOMB initiated an adversary proceeding against U.S. Bank National Association, as trustee for PREPA’s bonds, objecting to and challenging the validity, enforceability, and extent of prepetition security interests securing those bonds and seeking other relief. On September 30, 2022, the FOMB filed an amended complaint against the trustee (i) objecting to and challenging the validity, enforceability, and extent of prepetition security interests securing PREPA’s bonds and (ii) arguing that PREPA bondholders’ recourse was limited to certain deposit accounts held by the trustee. On October 7, 2022, the court approved a stipulation permitting AGM and AGC to intervene as defendants.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of		As of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
(in millions)
Exposure to Puerto Rico	$2,088	$3,629	$2,944	$5,322

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Puerto Rico
Net Par Outstanding

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO (1)	$25	$1,097
PBA (1)	4	122
Total GO/PBA Plan	29	1,219
PRHTA (Transportation revenue)	771	799
PRHTA (Highway revenue)	418	457
PRCCDA (2)	—	152
Total HTA PSA	1,189	1,408
PRIFA (2)	—	16
Total Subject to a Plan or Support Agreement	1,218	2,643
Other Puerto Rico Exposures
PREPA	720	748
MFA (3)	131	179
PRASA and U of PR (3)	2	2
Total Other Puerto Rico Exposures	853	929
Total net exposure to Puerto Rico	$2,071	$3,572
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of September 30, 2022

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2022 (October 1 - December 31)	$—	$3

2023 (January 1 - March 31)	—	49
2023 (April 1 - June 30)	—	2
2023 (July 1 - September 30)	181	230
2023 (October 1 - December 31)	—	3
Subtotal 2023	181	284
2024	149	243
2025	151	237
2026	170	249
2027-2031	637	934
2032-2036	577	732
2037-2041	201	237
2042	5	5
Total	$2,071	$2,924

Exposure to the U.S. Virgin Islands

    As of September 30, 2022, the Company had $183 million insured net par outstanding to the U.S. Virgin Islands and its related authorities (USVI), of which it rated $47 million BIG (down from $469 million BIG as of December 31, 2021). In nine months 2022, $256 million of insured net par outstanding of USVI bonds were legally defeased and $134 million of insured net par outstanding of USVI bonds were upgraded to investment grade. The remaining $47 million of BIG USVI net par outstanding consisted of bonds of the Virgin Islands Water and Power Authority secured by a net revenue pledge of the electric system. The USVI continues to benefit from the federal response to the 2017 hurricanes and COVID-19, has seen improvement in the tourism sector, recently took actions to address its pension shortfalls, and has made its debt service payments to date.

Specialty Insurance and Reinsurance Exposure

The Company also provides specialty insurance and reinsurance on transactions with risk profiles similar to those of its structured finance exposures written in financial guaranty form. As of both September 30, 2022 and December 31, 2021, gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance was BIG. All other exposures in the table below are investment-grade quality.

Specialty Insurance and Reinsurance Exposure

	As of September 30, 2022		As of December 31, 2021
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Life insurance transactions (1)	$1,301	$969	$1,250	$871
Aircraft residual value insurance policies	355	200	355	200
Total	$1,656	$1,169	$1,605	$1,071
____________________
(1)    The life insurance transactions’ net exposure is projected to reach $1.1 billion by June 30, 2024.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Guarantee

On March 31, 2022, the Company’s subsidiary, AGRO, entered into an agreement (internally rated AA) which guarantees the receipt of a minimum rental income from a multifamily and commercial real estate portfolio. The minimum rental income guaranteed by AGRO is significantly below current annual rental income, and further protective provisions are triggered when rental income falls below a certain level. In addition, AGRO is entitled to be reimbursed for any claims made on the guarantee from future rental income generated by the portfolio. The Company’s maximum potential exposure under the guarantee was $232 million as of September 30, 2022. The Company accounts for the guarantee in accordance with Accounting Standards Codification (ASC) 460, Guarantees.

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

The insured portfolio includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (1) insurance, as described in Note 5, Contracts Accounted for as Insurance; (2) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives, and Note 9, Fair Value Measurement; and (3) FG VIE consolidation, as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of these accounting models.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Accounting Model	September 30, 2022	December 31, 2021	2022	2021	2022	2021
	(in millions)
Insurance (see Note 5)	$695	$364	$(67)	$(82)	$(137)	$(91)
FG VIEs (see Note 8)	28	42	(6)	(10)	(16)	(17)
Credit derivatives (see Note 6)	4	5	1	(2)	5	7
Total	$727	$411	$(72)	$(94)	$(148)	$(101)

The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 2.98% to 4.18% with a weighted average of 3.97% as of September 30, 2022 and 0.00% to 1.98% with a weighted average of 1.02% as of December 31, 2021. Expected losses to be paid for U.S. dollar denominated transactions represented approximately 99.3% and 97.2% of the total as of September 30, 2022 and December 31, 2021, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$442	$466	$411	$529
Economic loss development (benefit) due to:
Accretion of discount	3	2	8	5
Changes in discount rates	(25)	(1)	(114)	(34)
Changes in timing and assumptions	(50)	(95)	(42)	(72)
Total economic loss development (benefit)	(72)	(94)	(148)	(101)
Net (paid) recovered losses (1)	357	(173)	464	(229)
Net expected loss to be paid (recovered), end of period	$727	$199	$727	$199
____________________
(1)     In third quarter 2022, the Company received from the Commonwealth, pursuant to the GO/PBA Plan and the terms of the HTA PSA, $147 million of cash and $672 million original notional of CVI.

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Third Quarter 2022
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2022	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2022
	(in millions)
Public finance:
U.S. public finance	$210	$24	$392	$626
Non-U.S. public finance	7	(2)	1	6
Public finance	217	22	393	632
Structured finance:
U.S. RMBS	179	(95)	(32)	52
Other structured finance	46	1	(4)	43
Structured finance	225	(94)	(36)	95
Total	$442	$(72)	$357	$727

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

	Third Quarter 2021
Sector	Net Expected Loss to be Paid (Recovered) as of June 30, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2021
	(in millions)
Public finance:
U.S. public finance	$221	(29)	$(201)	$(9)
Non-U.S. public finance	22	(2)	(1)	19
Public finance	243	(31)	(202)	10
Structured finance:
U.S. RMBS	178	(65)	29	142
Other structured finance	45	2	—	47
Structured finance	223	(63)	29	189
Total	$466	$(94)	$(173)	$199

	Nine Months 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$(16)	$445	$626
Non-U.S. public finance	12	(6)	—	6
Public finance	209	(22)	445	632
Structured finance:
U.S. RMBS	150	(127)	29	52
Other structured finance	52	1	(10)	43
Structured finance	202	(126)	19	95
Total	$411	$(148)	$464	$727

	Nine Months 2021
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of September 30, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$(13)	$(301)	$(9)
Non-U.S. public finance	36	(15)	(2)	19
Public finance	341	(28)	(303)	10
Structured finance:
U.S. RMBS	148	(82)	76	142
Other structured finance	40	9	(2)	47
Structured finance	188	(73)	74	189
Total	$529	$(101)	$(229)	$199
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in other assets.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The tables above include (a) LAE paid of $5 million, $5 million, $25 million and $15 million for third quarter 2022, third quarter 2021, nine months 2022 and nine months 2021, respectively, and (b) expected LAE to be paid of $11 million as of September 30, 2022 and $26 million as of December 31, 2021. Ceded expected loss and LAE to be recovered (paid) was $(2) million as of September 30, 2022 and $10 million as of December 31, 2021.

Selected U.S. Public Finance Transactions
    The primary components of expected loss to be paid (recovered) and/or economic loss development (benefit) as of September 30, 2022 and for the three and nine months ended 2022 are discussed below.

The Company insured general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $2.1 billion net par outstanding as of September 30, 2022, all of which was BIG. On March 15, 2022, the GO/PBA Plan, PRCCDA Modification, and PRIFA Modification were consummated, as described under “Exposure to Puerto Rico” in Note 3, Outstanding Exposure. On July 8, 2022, the Company received from the Commonwealth, pursuant to the GO/PBA Plan and the terms of the HTA PSA, additional cash and CVIs. On the HTA Effective Date, the Company also expects to receive additional recoveries in the form of cash and Toll Bonds. For additional information regarding the Company’s Puerto Rico exposure, see “Exposure to Puerto Rico” in Note 3, Outstanding Exposure.

On February 25, 2015, a plan of adjustment resolving the bankruptcy filing of the City of Stockton, California under chapter 9 of the Bankruptcy Code became effective. As of September 30, 2022, the Company’s net par outstanding subject to the plan consisted of $96 million of pension obligation bonds. As part of the plan of adjustment, the City will repay claims paid on the pension obligation bonds from certain fixed payments and certain variable payments contingent on the City’s revenue growth.

The Company insures a large integrated healthcare system with net par of $820 million which was downgraded to BIG in third quarter 2022 due to its weak operating results and liquidity position.

    The Company projects its total net expected loss to be paid across its troubled U.S. public finance exposures as of September 30, 2022, including those mentioned above, to be $626 million, compared with $197 million as of December 31, 2021. The economic loss development for U.S. public finance transactions was $24 million during third quarter 2022 and was primarily attributable to healthcare and Puerto Rico exposures, partially offset by the effect of changes in discount rates. The economic benefit for U.S. public finance transactions was $16 million during nine months 2022, which was primarily attributable to changes in discount rates and higher projected revenues for certain exposures, partially offset by healthcare and Puerto Rico exposures. The changes attributable to the Company’s Puerto Rico exposures reflect adjustments the Company made to the assumptions it used in its scenarios and valuation of certain recovery components based on the public information as discussed under “Exposure to Puerto Rico” in Note 3, Outstanding Exposure as well as nonpublic information related to its loss mitigation activities during the period.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Economic Loss Development (Benefit)
U.S. RMBS

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
First lien U.S. RMBS	$(38)	(10)	$(34)	$1
Second lien U.S. RMBS	(57)	(55)	(93)	(83)

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

First Lien U.S. RMBS Liquidation Rates

	As of
	September 30, 2022	December 31, 2021
Current but recently delinquent
Alt-A and Prime	20%	20%
Option ARM	20	20
Subprime	20	20
30 – 59 Days Delinquent
Alt-A and Prime	35	35
Option ARM	35	35
Subprime	30	30
60 – 89 Days Delinquent
Alt-A and Prime	40	40
Option ARM	45	45
Subprime	40	40
90+ Days Delinquent
Alt-A and Prime	55	55
Option ARM	60	60
Subprime	45	45
Bankruptcy
Alt-A and Prime	45	45
Option ARM	50	50
Subprime	40	40
Foreclosure
Alt-A and Prime	60	60
Option ARM	65	65
Subprime	55	55
Real Estate Owned
All	100	100

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

In the most heavily weighted scenario (the base scenario), after the 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to a final CDR of 5% of the plateau CDR. In the base scenario, the Company assumes the final CDR will be reached 1.00 year after the 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were recently modified or delinquent, or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to re-perform.

     Another important driver of loss projections is loss severity, which is the amount of loss the transaction incurs on a loan after the application of net proceeds from the disposal of the underlying property. The Company assumes in the base scenario that recent (still historically elevated) loss severities will improve after loans with accumulated delinquencies and foreclosure cost are liquidated. The Company is assuming in the base scenario that the recent levels generally will continue for another 18 months. The Company determines its initial loss severity based on actual recent experience. Each quarter the Company reviews available data and (if necessary) adjusts its severities based on its observations. The Company then assumes that loss severities begin returning to levels consistent with underwriting assumptions beginning after the initial 18-month period, declining to 40% in the base scenario over 2.5 years.

The following table shows the range as well as the average, weighted by outstanding net insured par, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 first lien U.S. RMBS.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of September 30, 2022				As of December 31, 2021
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	1.3%	-	12.1%	5.6%	0.9%	-	11.6%	5.9%
Final CDR	0.1%	-	0.6%	0.3%	0.0%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%
Option ARM:
Plateau CDR	1.8%	-	9.5%	4.7%	1.8%	-	11.9%	5.6%
Final CDR	0.1%	-	0.5%	0.2%	0.1%	-	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%
Subprime:
Plateau CDR	2.1%	-	9.3%	5.8%	2.9%	-	10.0%	6.0%
Final CDR	0.1%	-	0.5%	0.3%	0.1%	-	0.5%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%

The rate at which the principal amount of loans is voluntarily prepaid may impact both the amount of losses projected (since that amount is a function of the CDR, the loss severity and the loan balance over time) as well as the amount of excess spread (the amount by which the interest paid by the borrowers on the underlying loan exceeds the amount of interest owed on the insured obligations). The assumption for the voluntary conditional prepayment rate (CPR) follows a pattern similar to that of the CDR. The current level of voluntary prepayments is assumed to continue for the plateau period before gradually increasing over 12 months to the final CPR, which is assumed to be 15% in the base scenario. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. These CPR assumptions are the same as those the Company used for December 31, 2021.

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

In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the plateau CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of September 30, 2022 and December 31, 2021.

Total expected loss to be paid on all first lien U.S. RMBS was $110 million and $167 million as of September 30, 2022 and December 31, 2021, respectively. The $38 million economic benefit in third quarter 2022 for first lien U.S. RMBS transactions was primarily attributable to the purchase of a loss mitigation security (see Note 7, Investments), changes in discount rates, a benefit on certain assumed RMBS transactions related to a settlement between a ceding company and a R&W provider, and improved transaction performance, partially offset by lower excess spread. The $34 million economic benefit in nine months 2022 for first lien U.S. RMBS transactions was primarily attributable to changes in discount rates, the purchase of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
a loss mitigation security, lower assumed initial severity, improved performance in certain transactions and a benefit on certain assumed RMBS transactions related to a settlement between a ceding company and a R&W provider, partially offset by lower excess spread.

Certain transactions benefit from excess spread when they are supported by large portions of fixed rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR. An increase in projected LIBOR decreases excess spread, while lower LIBOR results in higher excess spread. ICE Benchmark Administration (IBA) and the Financial Conduct Authority (FCA) have announced that LIBOR will be discontinued after June 30, 2023. The Company believes that the reference to LIBOR in such floating rate RMBS debt will be replaced, by operation of law in accordance with federal legislation enacted in March 2022, with a rate based on the Secured Overnight Finance Rate (SOFR).

The Company used a similar approach to establish its pessimistic and optimistic scenarios as of September 30, 2022 as it used as of December 31, 2021, increasing and decreasing the periods of stress from those used in the base scenario. In the Company’s most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $13 million for all first lien U.S. RMBS transactions. In the Company’s least stressful scenario where the CDR plateau was six months shorter (30 months, effectively assuming that liquidation rates would improve) and the CDR recovery was more pronounced (including an initial ramp-down of the CDR over eight months), expected loss to be paid would decrease from current projections by approximately $8 million for all first lien U.S. RMBS transactions.

Second Lien U.S. RMBS Loss Projections

Second lien U.S. RMBS transactions include both home equity lines of credit (HELOC) and closed end second lien mortgages. The Company believes the primary variable affecting its expected losses in second lien RMBS transactions is the amount and timing of future losses or recoveries in the collateral pool supporting the transactions (including recoveries from previously charged-off loans). Expected losses are also a function of the structure of the transaction, the prepayment speeds of the collateral, the interest rate environment and assumptions about loss severity.

The Company estimates the amount of loans that will default over the next several years by first calculating expected liquidation rates for delinquent loans, and applying liquidation rates to currently delinquent loans in order to arrive at an expected dollar amount of defaults from currently delinquent collateral (plateau period defaults).

Similar to first lien U.S. RMBS transactions, the Company then calculates a CDR that will cause the targeted amount of liquidations to occur during the plateau period.

Prior to third quarter 2022, for the base scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period had ended, the CDR was assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR was calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting, subject to a floor.) In the base scenario, the time over which the CDR trended down to its final CDR was 28 months. Therefore, the total stress period for second lien transactions was 34 months.

The Company has observed lower than expected default rates and longer liquidation timelines due to significant home price appreciation and special servicing activity which now favors modifications and foreclosure actions rather than charge-offs at 180 days delinquent. In the third quarter 2022, the Company extended the time over which a portion of the delinquent loans default from six months to 36 months in the base scenario (conforming to the methodology used for first lien U.S. RMBS transactions). After the plateau period, as with first lien U.S. RMBS transactions, the CDR trends down over one year to 5% of the plateau CDR. These changes in the shape of the CDR curve result in a longer period of stress defaults (48 months in the base scenario), but at lower default levels leading to lower overall levels of expected losses.

HELOC loans generally permitted the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. A substantial number of loans in the Company’s insured transactions had been modified to extend the interest-only period to 15 years (mostly to 2022-2023), and there was uncertainty regarding the performance of these loans as they reset to full amortization.

Recently, the Company has observed the performance of the modified loans that have finally reset to full amortization (which represent the majority of extended loans), and noted low levels of delinquency, even with substantial increases in

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
monthly payments. This observed performance lowers the level of uncertainty regarding this modified cohort as the remainder continue to reset.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of September 30, 2022 and December 31, 2021, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s recovery assumption for charged-off loans is 30%, as shown in the table below, based on observed trends and reasonable expectations of future recoveries. Such recoveries are assumed to be received evenly over the next five years. If the recovery rate decreases to 20%, expected loss to be paid would increase from current projections by approximately $39 million.  If the recovery rate increases to 40%, expected loss to be paid would decrease from current projections by approximately $39 million.
The rate at which the principal amount of loans is prepaid may impact both the amount of losses projected as well as the amount of excess spread. In the base scenario, an average CPR (based on experience of the past year) is assumed to continue until the end of the plateau before gradually increasing to the final CPR over the same period the CDR decreases. The final CPR is assumed to be 15% for second lien U.S. RMBS transactions (in the base scenario), which is lower than the historical average but reflects the Company’s continued uncertainty about the projected performance of the borrowers in these transactions. For transactions where the initial CPR is higher than the final CPR, the initial CPR is held constant and the final CPR is not used. This pattern is consistent with how the Company modeled the CPR as of December 31, 2021. To the extent that prepayments differ from projected levels it could materially change the Company’s projected excess spread and losses.

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

Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

As of September 30, 2022	As of December 31, 2021
Range	Weighted Average	Range	Weighted Average
Plateau CDR	0.4%	-	7.6%	3.7%	6.5%	-	39.6%	16.4%
Final CDR trended down to	0.0%	-	0.4%	0.2%	1.0%
Liquidation rates:
Current but recently delinquent	20%	20%
30 – 59 Days Delinquent	30	30
60 – 89 Days Delinquent	40	40
90+ Days Delinquent	60	60
Bankruptcy	55	55
Foreclosure	55	55
Real Estate Owned	100	100
Loss severity on future defaults	98%	98%
Projected future recoveries on previously charged-off loans	30%	30%

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions. Total net expected recovery for all second lien U.S. RMBS was $58 million as of September 30, 2022 and $17 million as of December 31, 2021. The economic benefit in third quarter 2022 was a benefit of $57 million, which was primarily driven by updates in the projected CDR curves, a benefit on certain assumed RMBS transactions related to a settlement between a ceding company and a R&W provider, improved performance of certain transactions, and higher recoveries for secured charged-off loans. The economic benefit in nine months 2022 was $93 million, and was primarily due to improved performance of certain transactions, updates in the projected CDR curves, higher recoveries for secured charged-off loans, a benefit on certain assumed RMBS transactions related to a settlement between a ceding company and a R&W provider, and changes in discount rates, partially offset by lower excess spread.

The Company updated its assumptions related to the CDR plateau and ramp-down during the third quarter 2022. The Company’s base scenario assumed a 36-month CDR plateau and a 12-month ramp-down (for a total stress period of 48 months), compared to a six-month CDR plateau and a 28-month ramp-down (for a total stress period of 34 months) as of December 31, 2021. The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults. In the Company’s most stressful scenario, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $1 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months), and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $2 million for HELOC transactions.

Structured Finance Excluding U.S. RMBS

    The Company projected that its total net expected loss to be paid across its troubled structured finance exposures, excluding U.S. RMBS, as of September 30, 2022 was $43 million. The largest component of these structured finance losses were student loan securitizations issued by private issuers with $49 million in BIG net par outstanding. In general, the projected losses of these student loan securitizations are due to: (i) the poor credit performance of private student loan collateral and high loss severities, or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of September 30, 2022.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Premiums

Net Earned Premiums

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	70	81	$219	$242
Accelerations from refundings and terminations (1)	12	8	145	39
Accretion of discount on net premiums receivable	6	13	18	24
Financial guaranty insurance net earned premiums	88	102	382	305
Specialty net earned premiums	1	—	3	2
Net earned premiums	$89	$102	$385	$307
____________________
(1)    Nine months 2022 accelerations include $104 million related to the March Puerto Rico Resolutions. See Note 3, Outstanding Exposure for additional information.

Gross Premium Receivable,
Net of Commissions Payable on Assumed Business
Roll Forward

	Nine Months
	2022	2021
	(in millions)
Beginning of year	$1,372	$1,372
Less: Specialty insurance premium receivable	1	1
Financial guaranty insurance premiums receivable	1,371	1,371
Gross written premiums on new business, net of commissions	232	270
Gross premiums received, net of commissions	(258)	(274)
Adjustments:
Changes in the expected term and debt service assumptions	(5)	6
Accretion of discount, net of commissions on assumed business	18	22
Foreign exchange gain (loss) on remeasurement	(181)	(22)
Expected recovery of premiums previously written off	—	4
Financial guaranty insurance premium receivable (1)	1,177	1,377
Specialty insurance premium receivable	1	1
September 30,	$1,178	$1,378

Approximately 76% and 78% of gross premiums receivable, net of commissions payable at September 30, 2022 and December 31, 2021, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

The timing and cumulative amount of actual collections and net earned premiums may differ from those of expected collections and of expected net earned premiums in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in the consumer price index, changes in expected lives and new business.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of September 30, 2022
	Future Gross Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2022 (October 1 - December 31)	$27	$71
2023	105	271
2024	82	256
2025	80	240
2026	78	224
2027-2031	328	927
2032-2036	236	650
2037-2041	159	396
After 2041	329	555
Total	$1,423	3,590
Future accretion		248
Total future net earned premiums		$3,838
____________________
(1)    Net of commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies
with Premiums Paid in Installments

	As of
	September 30, 2022	December 31, 2021
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,177	$1,371
Deferred premium revenue	1,618	1,663
Weighted-average risk-free rate used to discount premiums	1.7%	1.6%
Weighted-average period of premiums receivable (in years)	12.9	12.7

Losses and Recoveries

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 2.98% to 4.18% with a weighted average of 3.97% as of September 30, 2022 and 0.00% to 1.98% with a weighted average of 1.02% as of December 31, 2021.

    The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Net Reserve (Salvage) by Sector

	As of
Sector	September 30, 2022	December 31, 2021
	(in millions)
Public finance:
U.S. public finance	$549	$60
Non-U.S. public finance	1	1
Public finance	550	61
Structured finance:
U.S. RMBS	(96)	(24)
Other structured finance	41	42
Structured finance	(55)	18
Total	$495	$79

Components of Net Reserve (Salvage)

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Loss and LAE reserve	$882	$869
Reinsurance recoverable on unpaid losses (1)	(3)	(5)
Loss and LAE reserve, net	879	864
Salvage and subrogation recoverable	(385)	(801)
Salvage and subrogation reinsurance payable (2)	1	16
Salvage and subrogation recoverable, net	(384)	(785)
Net reserve (salvage)	$495	$79
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
Financial Guaranty Insurance Contracts

As of September 30, 2022
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$691
Contra-paid, net	18
Salvage and subrogation recoverable, net	384
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(875)
Net expected loss to be expensed (present value)	$218

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of September 30, 2022
(in millions)
2022 (October 1 - December 31)	$3
2023	16
2024	17
2025	16
2026	20
2027-2031	75
2032-2036	51
2037-2041	11
After 2041	9
Net expected loss to be expensed	218
Future accretion	163
Total expected future loss and LAE	$381

The following table presents the loss and LAE reported in the condensed consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE (Benefit) by Sector

	Third Quarter		Nine Months
Sector	2022	2021	2022	2021
	(in millions)
Public finance:
U.S. public finance	$1	$(23)	$67	$7
Non-U.S. public finance	—	—	—	(9)
Public finance	1	(23)	67	(2)
Structured finance:
U.S. RMBS	(78)	(48)	$(97)	$(54)
Other structured finance	2	3	1	2
Structured finance	(76)	(45)	(96)	(52)
Loss and LAE (Benefit)	$(75)	$(68)	$(29)	$(54)

The primary difference between net economic loss development and the amount reported as “loss and LAE” in the consolidated statements of operations are that loss and LAE (benefit): (1) considers deferred premium revenue in the calculation of loss reserves for financial guaranty insurance contracts; (2) eliminates loss and LAE related to FG VIEs; and (3) does not include estimated losses on credit derivatives. The difference between public finance loss expense and economic benefit in nine months 2022 was primarily attributable to the release of unearned premium reserve associated with extinguished Puerto Rico policies that previously had expected losses.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Financial Guaranty Insurance
BIG Transaction Loss Summary
As of September 30, 2022

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	110	17	117	244	244
Remaining weighted-average period (in years)	11.4	8.9	8.0	9.5	9.6

Outstanding exposure:
Par	$2,471	$187	$3,093	$5,751	$5,727
Interest	1,604	70	1,184	2,858	2,854
Total (2)	$4,075	$257	$4,277	$8,609	$8,581

Expected cash outflows (inflows)	$77	$126	$3,133	$3,336	$3,324
Potential recoveries (3)	(374)	(81)	(2,027)	(2,482)	(2,470)
Subtotal	(297)	45	1,106	854	854
Discount	35	(14)	(184)	(163)	(163)
Expected losses to be paid (recovered)	$(262)	$31	$922	$691	$691

Deferred premium revenue	$110	$18	$203	$331	$331
Reserves (salvage)	$(294)	$22	$763	$491	$491

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2021

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	117	16	129	262	262
Remaining weighted-average period (in years)	7.6	8.9	8.9	8.5	8.5

Outstanding exposure:
Par	$2,437	$177	$4,745	$7,359	$7,293
Interest	1,000	36	1,942	2,978	2,962
Total (2)	$3,437	$213	$6,687	$10,337	$10,255

Expected cash outflows (inflows)	$111	$40	$4,820	$4,971	$4,918
Potential recoveries (3)	(656)	(10)	(3,829)	(4,495)	(4,430)
Subtotal	(545)	30	991	476	488
Discount	19	(3)	(145)	(129)	(129)
Expected losses to be paid (recovered)	$(526)	$27	$846	$347	$359

Deferred premium revenue	$85	$2	$350	$437	$435
Reserves (salvage)	$(549)	$25	$584	$60	$74
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

Credit derivative transactions, including CDS, are governed by International Swaps and Derivatives Association, Inc. documentation and have certain characteristics that differ from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a CDS may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. In certain credit derivative transactions, the Company also specifically agreed to pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, in certain credit derivative transactions the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a credit derivative contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 12.9 years and 13.2 years as of September 30, 2022 and December 31, 2021, respectively.

Credit Derivatives (1)

	As of September 30, 2022		As of December 31, 2021
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,191	$(99)	$1,705	$(72)
Non-U.S. public finance	1,467	(67)	1,800	(48)
U.S. structured finance	347	(25)	400	(32)
Non-U.S. structured finance	112	(3)	135	(2)
Total	$3,117	$(194)	$4,040	$(154)
____________________
(1)    Expected loss to be paid was $4 million and $5 million as of September 30, 2022 and December 31, 2021, respectively.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of September 30, 2022		As of December 31, 2021
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,166	37.4%	$1,503	37.2%
AA	1,078	34.5	1,283	31.8
A	245	7.9	514	12.7
BBB	570	18.3	677	16.7
BIG	58	1.9	63	1.6
Credit derivative net par outstanding	$3,117	100.0%	$4,040	100.0%

 Fair Value Gains (Losses) on Credit Derivatives

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Realized gains (losses) and other settlements	$(1)	$1	$(2)	$4
Net unrealized gains (losses)	(47)	20	(40)	(35)
Fair value gains (losses) on credit derivatives	$(48)	$21	$(42)	$(31)

During third quarter 2022, unrealized losses were generated primarily as a result of the wider asset spreads and decreased cost to buy protection on AGC, as the market cost of AGC’s credit protection decreased during the period. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, decreased, the implied spreads that the Company (or another comparable entity) would expect to receive on these transactions increased.

During third quarter 2021, unrealized gains were generated primarily as a result of the termination of several CDS policies, primarily trust preferred securities transactions.

During nine months 2022, unrealized losses were generated primarily as a result of the wider asset spreads, partially offset by the increased cost to buy protection on AGC, changes in discount rates, decreases in exposures and payment of amounts related to certain structured finance exposures.

    During nine months 2021, unrealized losses were generated primarily as a result of the decreased cost to buy protection on AGC, as the market cost of AGC’s credit protection decreased during the period. These losses were partially offset by the price improvement of the underlying collateral and the termination of certain CDS policies.

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

CDS Spread on AGC (in basis points)

	As of September 30, 2022	As of December 31, 2021	As of September 30, 2021	As of December 31, 2020
Five-year CDS spread	70	49	61	132
One-year CDS spread	28	16	20	36

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Fair Value of Credit Derivative Assets (Liabilities)
and Effect of AGC Credit Spread

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(239)	$(225)
Plus: Effect of AGC credit spread	45	71
Net fair value of credit derivatives	$(194)	$(154)

The fair value of CDS contracts as of September 30, 2022, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments

Investment Portfolio

The investment portfolio consists of both externally and internally managed portfolios. The majority of the investment portfolio is managed by three outside managers and AssuredIM. The Company has established investment guidelines for its investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

The internally managed portfolio primarily consists of the Company’s investments in: (i) loss mitigation securities; (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM; (iii) new recovery bonds and CVIs received in connection with the consummation of the March Puerto Rico Resolutions and the HTA PSA and (iv) other investments including certain fixed-maturity and short-term securities, and equity method investments. Equity method investments primarily consist of generally less liquid alternative investments including: an investment in renewable and clean energy and private equity funds. The Company had unfunded commitments of $92 million as of September 30, 2022 related to certain of the Company’s alternative investments other than AssuredIM Funds.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Investment Portfolio
Carrying Value

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed	$5,456	$6,843
Loss mitigation securities and other	744	818
AssuredIM managed	516	541
Fixed-maturity securities - Puerto Rico (2)	64	—
Fixed-maturity securities - Puerto Rico, trading (3)	393	—
Short-term investments (4)	1,177	1,225
Other invested assets:
Equity method investments	120	169
Other	10	12
Total	$8,480	$9,608
____________________
(1)    8.3% and 7.5% of fixed-maturity securities were rated BIG as of September 30, 2022 and December 31, 2021, respectively, consisting primarily of loss mitigation securities. 1.8% and 0.9% were not rated, as of September 30, 2022 and December 31, 2021, respectively.
(2)    Represents new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions. These securities are not rated.
(3)    Represents CVIs received in connection with the consummation of the March Puerto Rico Resolutions and the HTA PSA. These securities are not rated.
(4)     Weighted average credit rating of AAA as of both September 30, 2022 and December 31, 2021, based on the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P Global Ratings, a division of Standard & Poor's Financial Services LLC (S&P) classifications.

The U.S. Insurance Subsidiaries, through their jointly owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds. Adding inception-to-date distributed gains, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds through AGAS. As of September 30, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $755 million, of which $536 million represented net invested capital and $219 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, healthcare structured capital and municipal bonds. As of September 30, 2022 and December 31, 2021, the fair value of AGAS’ interest in AssuredIM Funds was $574 million and $543 million, respectively.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not reported in “investments” on the condensed consolidated balance sheets, but rather, such AssuredIM Funds are consolidated and reported in “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles,” with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable non-controlling interests. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Accrued investment income, which is reported in “other assets,” was $72 million as of September 30, 2022 and $69 million as of December 31, 2021. In nine months 2022 and nine months 2021, the Company did not write off any accrued investment income.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of September 30, 2022

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	AOCI (5) Pre-tax Gain (Loss) on Securities with Credit Loss	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	43%	$3,264	$(13)	$23	$(173)	$3,101	$(3)	AA-
U.S. government and agencies	2	122	—	2	(9)	115	—	AA+
Corporate securities (3)	32	2,405	(4)	—	(401)	2,000	(80)	A
Mortgage-backed securities (4):
RMBS	6	432	(19)	3	(55)	361	(44)	BBB
Commercial mortgage-backed securities (CMBS)	4	291	—	—	(11)	280	—	AAA
Asset-backed securities:
CLOs	6	445	—	—	(31)	414	—	A+
Other	6	425	(21)	20	(4)	420	(2)	CCC+
Non-U.S. government securities	1	122	—	—	(33)	89	—	AA-
Total available-for-sale fixed-maturity securities	100%	$7,506	$(57)	$48	$(717)	$6,780	$(129)	A

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
(4)U.S. government-agency obligations were approximately 29% and 31% of mortgage-backed securities as of September 30, 2022 and December 31, 2021, respectively, based on fair value.
(5)Accumulated other comprehensive income (AOCI).

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of September 30, 2022

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$2,450	$(155)	$39	$(15)	$2,489	$(170)
U.S. government and agencies	32	—	52	(9)	84	(9)
Corporate securities	1,501	(216)	271	(105)	1,772	(321)
Mortgage-backed securities:
RMBS	160	(11)	1	—	161	(11)
CMBS	277	(11)	—	—	277	(11)
Asset-backed securities:
CLOs	272	(18)	141	(13)	413	(31)
Other	27	(2)	—	—	27	(2)
Non-U.S. government securities	70	(22)	19	(11)	89	(33)
Total	$4,789	$(435)	$523	$(153)	$5,312	$(588)
Number of securities (1)		1,799		288		2,060

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2021

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$117	$(3)	$10	$(1)	$127	$(4)
U.S. government and agencies	26	—	32	(2)	58	(2)
Corporate securities	407	(12)	70	(5)	477	(17)
Mortgage-backed securities:
RMBS	4	—	—	—	4	—
Asset-backed securities:
CLOs	226	—	—	—	226	—
Non-U.S. government securities	24	(2)	8	(1)	32	(3)
Total	$804	$(17)	$120	$(9)	$924	$(26)
Number of securities (1)		355		60		410
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of September 30, 2022 and December 31, 2021 were not related to credit quality, and in the case of nine months 2022, primarily attributable to rising interest rates. In addition, as of September 30, 2022, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of September 30, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 687 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2021, 23 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $450 million as of September 30, 2022 and $6 million as of December 31, 2021.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2022 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of September 30, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$242	$234
Due after one year through five years	1,775	1,575
Due after five years through 10 years	1,651	1,503
Due after 10 years	3,115	2,827
Mortgage-backed securities:
RMBS	432	361
CMBS	291	280
Total	$7,506	$6,780

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $211 million as of September 30, 2022 and $243 million as of December 31, 2021. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements, in the amounts of $1,174 million and $1,231 million, based on fair value as of September 30, 2022 and December 31, 2021, respectively.

Income from Investment Portfolio

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Puerto Rico CVIs are classified as trading with changes in fair value reported in the condensed consolidated statements of operations. Equity in earnings (losses) of investees represents the Company’s interest in the earnings of its equity method investments.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Income from Investment Portfolio

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Investment income:
Externally managed	$46	$52	$141	$155
Loss mitigation securities and other	16	11	39	41
Managed by AssuredIM (1)	6	4	15	12
Investment income	68	67	195	208
Investment expenses	(1)	(1)	(4)	(4)
Net investment income	$67	$66	$191	$204

Fair value gains (losses) on trading securities (2)	$(8)	$—	$(30)	$—
Equity in earnings (losses) of investees (3)	$(20)	$23	$(31)	$66
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.
(2)    Fair value losses on trading securities pertaining to securities still held as of September 30, 2022 were $2 million for third quarter 2022 and $18 million for nine months 2022.
(3)     Fair value gains (losses) on investments where the fair value option (FVO) was elected utilizing the net asset value (NAV) as a practical expedient were $13 million in third quarter 2021, $(3) million in nine months 2022, and $39 million in nine months 2021.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses). Realized gains and losses on sales of investments are determined using the specific identification method.

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Gross realized gains on sales available-for-sale securities	$—	$—	$—	$2
Gross realized losses on sales available-for-sale securities (1)	(10)	—	(33)	(2)
Net foreign currency gains (losses)	—	(2)	(3)	—
Change in credit impairment and intent to sell	(4)	5	(13)	1
Other net realized gains (losses) (2)	—	—	10	3
Net realized investment gains (losses)	$(14)	$3	$(39)	$4
____________________
(1)    Third quarter 2022 and nine months 2022 related primarily to sales of bonds received as part of the March Puerto Rico Resolutions.
(2)    Net realized gains in nine months 2022 related primarily to the sale of one of the Company’s alternative investments.

    The proceeds from sales of fixed-maturity securities classified as available-for-sale were $207 million in third quarter 2022, $560 million in nine months 2022 and $222 million in nine months 2021. There were no sales of fixed-maturity securities classified as available-for-sale in third quarter 2021.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The following table presents the roll forward of the credit losses on available-for-sale fixed-maturity securities for which the Company has recognized an allowance for credit losses in 2022 and 2021.

Roll Forward of Credit Losses for Available-for-Sale Fixed-Maturity Securities

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$51	$39	$42	$78
Additions on securities for which credit impairments were not previously recognized	1	—	4	1
Additions from purchases of securities accounted for as purchased financial assets with credit deterioration	2	—	2	—
Additions (reductions) on securities for which credit impairments were previously recognized	3	(4)	9	(2)
Reductions for securities sold and other settlements (1)	—	—	—	(42)
Balance, end of period	$57	$35	$57	$35
(1)    Primarily attributable to the sale of a security with a $42 million credit allowance in nine months 2021.

The Company recorded credit loss expenses of $4 million and $13 million in third quarter 2022 and nine months 2022, respectively. The Company recorded a benefit in credit loss of $4 million and $1 million in third quarter 2021 and nine months 2021, respectively. During third quarter 2022, the Company purchased a loss mitigation security with a fair value of $22 million that was accounted for as a purchased security with credit deterioration. At acquisition, this security had an unpaid principal on remaining collateral of $31 million, an allowance for credit losses of $2 million, and a non-credit related discount of $7 million. The Company did not purchase any securities with credit deterioration in the first half of 2022 or nine months 2021. Most of the Company’s securities with credit deterioration are loss mitigation securities.

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

As part of the terms of its financial guaranty contracts, the insurance subsidiaries, under their insurance contracts, obtain certain protective rights with respect to the VIE that give them additional controls over a VIE. These protective rights are

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
triggered by the occurrence of certain events, such as failure to be in compliance with a covenant due to poor deal performance or a deterioration in a servicer or collateral manager’s financial condition. At deal inception, the insurance subsidiaries typically are not deemed to control the VIE; however, once a trigger event occurs, the insurance subsidiaries’ control of the VIE typically increases. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs that have debt obligations insured by the insurance subsidiaries and, accordingly, where they are obligated to absorb VIE losses or receive benefits that could potentially be significant to the VIE. The insurance subsidiaries are deemed to be the control party for certain VIEs under GAAP, typically when their protective rights give them the power to both terminate and replace the transaction’s servicer or collateral manager, which are characteristics specific to the Company’s financial guaranty contracts. If the protective rights that could make the insurance subsidiaries the control party have not been triggered, then the VIE is not consolidated. If the insurance subsidiaries are deemed to no longer have those protective rights, the VIE is deconsolidated.

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

The Company has elected the FVO for all assets and all liabilities of the structured finance and other FG VIEs. The change in fair value of all structured finance and other FG VIEs assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the condensed consolidated statement of operations, except for the change in fair value attributable to change in instrument-specific credit risk (ISCR) on the structured finance and other FG VIE liabilities, which is reported in other comprehensive income (OCI). As of September 30, 2022 and December 31, 2021, the Company consolidated 24 and 25 structured finance and other FG VIEs, respectively. During nine months 2022, one FG VIE was consolidated and two FG VIEs were deconsolidated. During nine months 2021, one FG VIE was deconsolidated. There were no other consolidations or deconsolidations for the periods presented.

Puerto Rico Trusts

As of September 30, 2022, the Company consolidated six custodial trusts established as part of the GO/PBA Plan (Puerto Rico Trusts) discussed in Note 3, Outstanding Exposure, Exposures to Puerto Rico. With respect to certain insured securities covered by the GO/PBA Plan, insured bondholders were permitted to elect to receive custody receipts that represent an interest in the legacy insurance policy plus cash, new recovery bonds and CVIs (in aggregate, Plan Consideration) that constitute distributions under the GO/PBA Plan. For those who made this election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. The Company consolidated the Puerto Rico Trusts as its insurance subsidiaries are deemed to be the primary beneficiary given their power to collapse these trusts.

The assets within the Puerto Rico Trusts are classified as follows: new recovery bonds as available-for-sale securities ($21 million fair value, $24 million amortized cost as of September 30, 2022) and CVIs as trading securities ($6 million fair value as of September 30, 2022, $1 million fair value losses on trading securities for nine months 2022). The new recovery bonds and CVIs have maturity dates ranging from 2023 to 2046. For the measurement of liabilities of the Puerto Rico Trusts, the Company elected the FVO in order to simplify the accounting for these instruments.

Investment income on the new recovery bonds, unrealized gains and losses on the CVIs and the change in fair value of the Puerto Rico Trusts’ liabilities, which are all with recourse, are all reported in “fair value gains (losses) on FG VIEs” on the condensed consolidated statement of operations, except for the change in fair value attributable to change in ISCR on the Puerto Rico Trusts’ liabilities, which is reported in OCI. Unrealized gains and losses on the new recovery bonds are reported in OCI. During nine months 2022, the consolidation of the nine Puerto Rico Trusts resulted in a $4 million loss on consolidation and the deconsolidation of three Puerto Rico Trusts resulted in a $1 million loss, which were also reported in “fair value gains (losses) on FG VIEs.”

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

Consolidated FG VIEs by Type of Collateral

	As of
	September 30, 2022	December 31, 2021
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$177	$221
U.S. RMBS second lien	33	39
Puerto Rico Trusts’ securities	26	—
Total FG VIEs’ assets	$236	$260

FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$182	$227
U.S. RMBS second lien	25	42
Puerto Rico Trusts’ liabilities	31	—
Total FG VIEs’ liabilities with recourse	$238	$269

FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$13	$20
Total FG VIEs’ liabilities without recourse	$13	$20

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO (FG VIEs’ assets at FVO) held as of September 30, 2022 that was reported in the condensed consolidated statements of operations for third quarter 2022 and nine months 2022 were gains of $15 million and $11 million, respectively. The change in the ISCR of the FG VIEs’ assets at FVO held as of September 30, 2021 were gains of $5 million and $9 million for third quarter 2021 and nine months 2021, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$261	$255
FG VIEs’ liabilities with recourse	34	12
FG VIEs’ liabilities without recourse	15	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	38	52
Unpaid principal for FG VIEs’ liabilities with recourse (1)	272	281
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2022 through 2038.

During nine months 2022, the Company recorded an out-of-period adjustment totaling $6.6 million in pre-tax income and $5.2 million in net income attributable to AGL. The out-of-period adjustment related to the correction of the fair value of FG VIE.

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

Number of Consolidated CIVs by Type

	As of
CIV Type	September 30, 2022	December 31, 2021
Funds	8	8
CLOs	10	9
CLO warehouses	4	3
Total number of consolidated CIVs (1)	22	20
____________________
(1)    As of September 30, 2022 two CIVs were voting interest entities, and as of December 31, 2021 one CIV was a voting interest entity. Certain funds meet the criteria for a voting interest entity because the Company possesses substantially all of the economics and all of the decision-making authority.

The table below summarizes the change in the number of consolidated CIVs during each of the periods. During nine months 2022 and nine months 2021, two and three, respectively, consolidated CLO warehouses were securitized and became CLOs.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Number of Consolidated CIVs

	Nine Months
	2022	2021
Beginning of year	20	11
Consolidated	4	6
Deconsolidated (1)	(2)	(1)
September 30,	22	16
____________________
(1)    During nine months 2022 the Company deconsolidated a CLO with assets and liabilities of $417 million.

Assets and Liabilities of CIVs

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$71	$64
Fund investments, at fair value
Equity securities and warrants	434	252
Obligations of state and political subdivisions	—	101
Corporate securities	87	98
Structured products	133	62
Due from brokers and counterparties	—	49
Other	1	1
CLO and CLO warehouse assets:
Cash	68	156
CLO investments:
Loans in CLOs, FVO	4,088	3,913
Loans in CLO warehouses, FVO	324	331
Short-term investments, at fair value	85	145
Due from brokers and counterparties	45	99
Total assets (1)	$5,336	$5,271
Liabilities:
CLO obligations, FVO (2)	3,962	3,665
Warehouse financing debt, FVO (3)	224	126
Securities sold short, at fair value	—	41
Due to brokers and counterparties	173	570
Other liabilities	88	34
Total liabilities	$4,447	$4,436
____________________
(1)    Includes investments in AssuredIM Funds and other affiliated entities of $394 million and $223 million as of September 30, 2022 and December 31, 2021, respectively. Includes assets and liabilities of voting interest entities as of September 30, 2022 of $69 million and $2 million, respectively, and assets of $12 million as of December 31, 2021.
(2)    The weighted average maturity of CLO obligations was 6.5 years as of September 30, 2022 and 6.6 years as of December 31, 2021. The weighted average interest rate of CLO obligations was 3.9% as of September 30, 2022 and 1.8% as of December 31, 2021. CLO obligations have stated final maturity dates from 2034 to 2035.
(3)    The weighted average maturity of warehouse financing debt of CLO warehouses was 1.5 years as of September 30, 2022 and 1.8 years as of December 31, 2021. The weighted average interest rate of warehouse financing debt of CLO warehouses was 2.6% as of September 30, 2022 and 1.1% as of December 31, 2021. Warehouse financing debt will mature at various dates from 2023 to 2031.

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

The Company consolidates the feeder fund, a VIE. The feeder fund does not consolidate the master fund. Rather, because the feeder fund is an investment company, specialized industry accounting for investment companies requires it to measure its investments (i.e., limited partnership interests) at fair value through net income. The Company has elected to apply the NAV practical expedient to fair value measurement to measure the feeder’s proportionate share of the net assets of the master fund. The consolidated feeder’s investment in this master fund totaled $125 million as of September 30, 2022 and is included in the table above in the caption “equity securities and warrants”. The master fund had gross assets of $150 million and gross liabilities of $26 million, as of September 30, 2022.

Noncontrolling Interest in CIVs

Noncontrolling interest in CIVs represents the proportion of the consolidated funds not owned by the Company, and includes ownership interests of third parties, employees, and former employees. The majority of the noncontrolling interest is non-redeemable and presented on the statement of shareholders’ equity. The table below presents the rollforward of redeemable noncontrolling interest in CIVs.
Redeemable Noncontrolling Interest in CIVs

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Beginning balance	$21	$21	$22	$21
Net income (loss) attributable to the redeemable noncontrolling interest	—	—	(1)	—
Contributions	—	—	21	—
Distributions	—	—	(21)	—
September 30,	$21	$21	$21	$21

As of September 30, 2022, the CIVs had $442 million commitments to invest.

As of September 30, 2022 and December 31, 2021, the CIVs included derivative contracts with notional amounts totaling $45 million and $49 million, respectively, and average notional amounts of $47 million and $34 million, respectively. The fair value of derivative contracts is reported in the “assets of CIVs” or “liabilities of CIVs” in the condensed consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the condensed consolidated statements of operations. The net change in fair value of derivative contracts were gains of $7 million for nine months 2022, and $1 million for nine months 2021.

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

As of September 30, 2022, these credit facilities had varying maturities ranging from 2023 to 2031 with the aggregate principal amount not exceeding $1.5 billion. The available commitment was based on the amount of equity contributed to the warehouse which was $337 million. As of September 30, 2022, $206 million was drawn under credit facilities with interest rates ranging from 3-month Euro Interbank Offered Rate (Euribor) plus 150 basis points (bps) to 3-month SOFR plus 150 bps (with a floor on Euribor of zero). The CLO warehouses were in compliance with all financial covenants as of September 30, 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
As of September 30, 2022, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the amount of equity contributed to the funds. As of September 30, 2022, $62 million was drawn by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime floor of 3%). The fund was in compliance with all financial covenants as of September 30, 2022.

During nine months 2022, the Company recorded an out-of-period adjustment totaling $2.1 million in pre-tax income and $1.7 million in net income attributable to AGL. The out-of-period adjustments related to an incorrect elimination of the foreign exchange remeasurement on the portion of consolidated CLOs that are owned by other Assured Guaranty subsidiaries.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the original financial guaranty insurance or insured credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $85 million and liabilities of $14 million as of September 30, 2022, and assets of $96 million and liabilities of $11 million as of December 31, 2021, primarily reported in “investments” and “credit derivative liabilities” on the condensed consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 16 thousand policies monitored as of September 30, 2022, approximately 14 thousand policies are not within the scope of FASB ASC 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. With respect to structured finance and other FG VIEs, as of September 30, 2022 and December 31, 2021, the Company identified 63 and 69 policies, respectively, that contain provisions and experienced events that may trigger consolidation. Based on management’s assessment of these potential triggers or events, the Company consolidated 24 and 25 structured finance and other FG VIEs as of September 30, 2022 and December 31, 2021, respectively. In addition, as of September 30, 2022 the Company consolidated six Puerto Rico Trusts. The Company’s exposure through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

    The Company manages funds and CLOs that have been determined to be VIEs, in which the Company concluded that it is not the primary beneficiary, because it lacks a controlling financial interest. As such, the Company does not consolidate these entities. The Company’s equity interests, excluding the feeder fund’s investment in the master fund, in these entities are reported in “other invested assets” on the condensed consolidated balance sheets. The maximum exposure to loss is limited to the Company’s investment in equity interests (which is less than $1 million as of both September 30, 2022 and December 31, 2021) as well as foregone future management and performance fees. See Note 10, Asset Management Fees, for earnings and receivables from managing funds and CLOs.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During nine months 2022, no changes were made to the Company’s valuation models that had, or are expected to have, a material impact on the Company’s condensed consolidated balance sheets or statements of operations and comprehensive income.

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

    As of September 30, 2022, the Company used models to price 188 securities, including loss mitigation securities, with a Level 3 fair value of $1.0 billion. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at September 30, 2022 were such that market prices of the Company’s CDS contracts were not available.

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

The rates used to discount future expected premium cash flows ranged from 2.49% to 4.62% at September 30, 2022 and 0.11% to 1.78% at December 31, 2021.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. As of September 30, 2022 and December 31, 2021, the use of

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
the minimum premium did not have a significant effect on fair value. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

For the assets in the Puerto Rico Trusts, new recovery bonds are classified as Level 2 available-for-sale securities, and CVIs are classified as Level 2 trading securities. The liabilities of the Puerto Rico Trusts are measured under the FVO as Level 3 on the fair value hierarchy. See “ - Fixed Maturity Securities” above for a description of the fair value methodology for the recovery bonds and CVIs in the Puerto Rico Trusts, which represent the majority of the assets in the Puerto Rico Trusts.

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

The models used to price the FG VIEs’ liabilities (other than the liabilities of the Puerto Rico Trusts) generally apply the same inputs used in determining fair value of FG VIEs’ assets. For those liabilities insured by the Company, the benefit of the Company’s insurance policy guaranteeing the timely payment of debt service is also taken into account. The liabilities of the Puerto Rico Trusts are priced based on the value of the assets in the Puerto Rico Trusts including the value of the insurance subsidiaries’ financial guaranty policies.

Significant changes to any of the inputs described above could materially change the timing of expected losses within an insured transaction which is a significant factor in determining the implied benefit of the Company’s insurance policy guaranteeing the timely payment of principal and interest for the insured tranches of debt issued by the FG VIEs. In general, extending the timing of expected loss payments by the Company into the future typically could lead to a decrease in the value of the Company’s insurance and a decrease in the fair value of the Company’s FG VIEs’ liabilities with recourse, while a shortening of the timing of expected loss payments by the Company typically could lead to an increase in the value of the Company’s insurance and an increase in the fair value of the Company’s FG VIEs’ liabilities with recourse.

The net change in the fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on financial guaranty variable interest entities” in the condensed consolidated statements of operations, except for the change in fair value of FG VIEs’ liabilities with recourse caused by changes in ISCR which is separately presented in OCI, and the change in fair value of available-for-sale securities, which is reported as a component of the change in unrealized gains (losses) on investments in OCI. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on financial guaranty variable interest entities.” The FG VIEs issued securities that are typically collateralized by first lien and second lien U.S. residential mortgage loans, or, in the case of the Puerto Rico Trusts, the Plan Consideration received under the GO/PBA Plan.

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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
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
As of September 30, 2022

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed-maturity securities, available-for-sale
Obligations of state and political subdivisions	$—	$3,053	$48	$3,101
U.S. government and agencies	—	115	—	115
Corporate securities	—	2,000	—	2,000
Mortgage-backed securities:
RMBS	—	169	192	361
CMBS	—	280	—	280
Asset-backed securities	—	28	806	834
Non-U.S. government securities	—	89	—	89
Total fixed-maturity securities, available-for-sale	—	5,734	1,046	6,780
Fixed-maturity securities, trading	—	393	—	393
Short-term investments	1,158	19	—	1,177
Other invested assets (1)	2	—	5	7
FG VIEs’ assets	—	26	210	236
Assets of CIVs (2):
Fund investments:
Equity securities and warrants	—	6	297	303
Corporate securities	—	—	87	87
Structured products	—	90	43	133
CLOs and CLO warehouse assets:
Loans	—	4,412	—	4,412
Short-term investments	85	—	—	85
Total assets of CIVs	85	4,508	427	5,020
Other assets	50	43	36	129
Total assets carried at fair value	$1,295	$10,723	$1,724	$13,742
Liabilities:
Credit derivative liabilities	$—	$—	$195	$195
FG VIEs’ liabilities (3)	—	—	251	251
Liabilities of CIVs:
CLO obligations of CFEs	—	—	3,962	3,962
Warehouse financing debt	—	199	25	224
Securitized borrowing	—	—	22	22
Other	—	1	—	1
Total liabilities of CIVs	—	200	4,009	4,209
Other liabilities	—	8	—	8
Total liabilities carried at fair value	$—	$208	$4,455	$4,663

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
___________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $17 million and $19 million of equity method investments measured at fair value under the FVO using the NAV as a practical expedient as of September 30, 2022 and December 31, 2021, respectively.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
(2)    Excludes $6 million as of both September 30, 2022 and December 31, 2021 in investments in AssuredIM Funds for which the Company records a 100% noncontrolling interest. The consolidation of these funds results in a gross up of assets and noncontrolling interest on the consolidated financial statements; however, it results in no economic equity or net income attributable to AGL. As of September 30, 2022, excludes a $125 million investment in the AssuredIM municipal relative value master fund, which is measured using NAV as a practical expedient.
(3)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during third quarter 2022, third quarter 2021, nine months 2022, and nine months 2021.

Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Third Quarter 2022

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of June 30, 2022	$51		$184		$805		$223		$258		$90		$38		$37
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	(1)	3	(1)	2	(1)	3	(2)	(11)	(4)	(2)	(4)	(3)	(4)	1	(3)
Other comprehensive income (loss)	(3)		(8)		1		—		—		—		—		—
Purchases	—		22		4		—		52		1		8		—
Sales	—		—		(1)		—		(2)		(2)		—		—
Settlements	—		(9)		(5)		(16)		—		—		—		—
Fair value as of September 30, 2022	$48		$192		$806		$210		$297		$87		$43		$38
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2022 included in:
Earnings							$3	(2)	$(11)	(4)	$(2)	(4)	$(3)	(4)	$1	(3)
OCI	$(3)		$(8)		$1										$—

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
Third Quarter 2022

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of June 30, 2022	$(147)		$(282)		$(3,987)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(48)	(6)	8	(2)	(31)	(4)
Other comprehensive income (loss)	—		(4)		41
Issuances	—		—		(8)
Sales	—		—		2
Settlements	1		27		—
Consolidations	—		—		(26)
Fair value as of September 30, 2022	$(194)		$(251)		$(4,009)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2022 included in:
Earnings	$(46)	(6)	$8	(2)	$(13)	(4)
OCI			$(4)		$41

Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Third Quarter 2021

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs- Equity Securities	Other (7)
	(in millions)
Fair value as of June 30, 2021	$110		$248		$975		$287		$1	$31
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	8	(1)	5	(1)	2	(2)	—	(4)	(3)
Other comprehensive income (loss)	(1)		(2)		3		—		—	—
Purchases	—		—		55		—		33	—
Sales	—		—		—		—		—	—
Settlements	—		(16)		(70)		(18)		—	—
Fair value as of September 30, 2021	$110		$238		$968		$271		$34	$27
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2021included in:
Earnings							$2	(2)	$—	$(3)	(3)
OCI	$(1)		$(2)		$3

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Third Quarter 2021

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of June 30, 2021	$(154)		$(320)		$(2,385)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	21	(6)	2	(2)	4	(4)
Other comprehensive income (loss)	—		2		—
Issuances	—		—		(989)
Settlements	(1)		15		374
Fair value as of September 30, 2021	$(134)		$(301)		$(2,996)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2021 included in:
Earnings	$1	(6)	$2	(2)	$1	(4)
OCI			$2

Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Nine Months 2022

	Fixed-Maturity Securities, Available-for-Sale							Assets of CIVs
	Obligations of State and Political Subdivisions	RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2021	$72	$216		$863		$260		$239		$91		$—		$27
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	—	13	(1)	2	(1)	—		15	(4)	4	(4)	(6)	(4)	12	(3)
Other comprehensive income (loss)	(11)	(27)		(36)		—		—		—		—		(1)
Purchases	—	22		39		—		57		2		50		—
Sales	—	—		(13)		—		(14)		(10)		(21)		—
Settlements	(13)	(32)		(49)		(50)		—		—		—		—
Consolidations	—	—		—		15		—		—		—		—
Deconsolidations	—	—		—		(15)		—		—		20		—
Fair value as of September 30, 2022	$48	$192		$806		$210		$297		$87		$43		$38
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2022 included in:
Earnings						$1	(2)	$7	(4)	$3	(4)	$(6)	(4)	$12	(3)
OCI	$(13)	$(25)		$(35)										$(1)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
Nine Months 2022

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2021	$(154)		$(289)		$(3,705)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(42)	(6)	34	(2)	264	(4)
Other comprehensive income (loss)	—		(1)		97
Issuances	—		—		(1,416)
Sales	—		—		2
Settlements	2		92		401
Consolidations	—		(102)		(26)
Deconsolidations	—		15		374
Fair value as of September 30, 2022	$(194)		$(251)		$(4,009)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2022 included in:
Earnings	$(41)	(6)	$57	(2)	$289	(4)
OCI			$(1)		$97

Roll Forward of Level 3 Assets at Fair Value on a Recurring Basis
Nine Months 2021

	Fixed-Maturity Securities, Available-for-Sale
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Assets of CIVs - Equity Securities		Other (7)
	(in millions)
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$54
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	4	(1)	2	(1)	15	(1)	16	(1)	20	(2)	4	(4)	(28)	(3)
Other comprehensive income (loss)	7		16		7		9		—		—		1
Purchases	—		—		—		266		—		55		—
Sales	—		(48)		—		(76)		—		(27)		—
Settlements	(2)		—		(39)		(187)		(45)		—		—
Fair value as of September 30, 2021	$110		$—		$238		$968		$271		$34		$27
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2021 included in:
Earnings									$21	(2)	$2	(4)	$(28)	(3)
OCI	$7		$—		$6		$9						$1

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Roll Forward of Level 3 Liabilities at Fair Value on a Recurring Basis
Nine Months 2021

	Credit Derivative Liability, net (5)		FG VIEs’ Liabilities (8)		Liabilities of CIVs
	(in millions)
Fair value as of December 31, 2020	$(100)		$(333)		$(1,227)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(31)	(6)	(5)	(2)	2	(4)
Other comprehensive income (loss)	—		(1)		—
Issuances	—		—		(2,147)
Settlements	(3)		38		376
Fair value as of September 30, 2021	$(134)		$(301)		$(2,996)
Change in unrealized gains (losses) related to financial instruments held as of September 30, 2021 included in:
Earnings	$(54)	(6)	$(4)	(2)	$5	(4)
OCI			$(1)
____________________
(1)Included in “net realized investment gains (losses)” and “net investment income”.
(2)Included in “fair value gains (losses) on FG VIEs”.
(3)Reported in “fair value gains (losses) on CCS”, “net investment income” and “other income (loss)”.
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

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Level 3 Fair Value Disclosures
Quantitative Information About Level 3 Fair Value Inputs
As of September 30, 2022

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Assets (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$48	Yield	7.3%	-	27.1%	10.1%
RMBS	192	CPR	0.0%	-	17.3%	8.1%
		CDR	1.5%	-	12.0%	5.9%
		Loss severity	50.0%	-	125.0%	82.5%
		Yield	7.0%	-	10.7%	8.4%
Asset-backed securities:
Life insurance transactions	366	Yield	10.0%
CLOs	414	Discount Margin	2.0%	-	4.5%	3.3%
Others	26	Yield	7.7%	-	12.4%	12.4%
FG VIEs’ assets (1)	210	CPR	0.9%	-	22.0%	15.4%
		CDR	1.0%	-	41.0%	7.5%
		Loss severity	45.0%	-	100.0%	82.2%
		Yield	4.8%	-	10.4%	7.1%
Assets of CIVs (3):
Equity securities and warrants	297	Yield	9.2%
		Discount rate	19.0%	-	25.4%	23.3%
		Market multiple-enterprise value/revenue	1.00x	-	1.10x	1.05x
		Market multiple-enterprise value/EBITDA (6)	3.00x	-	12.00x	10.36x
		Market multiple-price to book	1.30x	-	1.35x	1.33x
		Market multiple-price to earnings	5.00x	-	6.00x	5.50x
		Terminal growth rate	4.0%
		Cost	1.0x
Corporate securities	87	Discount rate	22.2%	-	24.3%	22.9%
		Yield	16.3%
		Cost	1.00x
		Market multiple-enterprise value/EBITDA	3.00x	-	8.00x	4.70x
Structured products	43	Yield	13.8%	-	32.9%	18.6%
Other assets (1)	35	Implied Yield	6.1%	-	6.8%	6.4%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

Financial Instrument Description	Fair Value (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Liabilities (1):
Credit derivative liabilities, net	$(194)	Hedge cost (in bps)	12.8	-	28.0	17.5
		Bank profit (in bps)	57.7	-	260.0	121.6
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities	(251)	CPR	0.9%	-	22.0%	14.5%
		CDR	1.0%	-	41.0%	7.0%
		Loss severity	45.0%	-	100.0%	77.2%
		Yield	4.3%	-	10.4%	5.9%
Liabilities of CIVs:
CLO obligations of CFEs (5)	(3,962)	Yield	1.6%	-	26.8%	4.3%
Warehouse financing debt	(25)	Yield	13.8%	-	16.3%	14.5%
Securitized borrowing	(22)	Discount rate	20.6%
		Market multiple-enterprise value/EBITDA	10.00x	-	11.00x	10.67x
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

Long-Term Debt

Long-term debt issued by the U.S. Holding Companies is valued by broker-dealers using third-party independent pricing sources and standard market conventions and is classified as Level 2 in the fair value hierarchy. The market conventions utilize market quotations, market transactions for the Company’s comparable instruments, and to a lesser extent, similar instruments in the broader insurance industry.

Assets and Liabilities of CIVs

Cash equivalents are recorded at cost which approximates fair value. Due from/to brokers and counterparties primarily consists of cash, margin deposits, and cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represents balances on a net-by counterparty basis on the condensed consolidated balance sheets where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to collateral for securities sold short and derivative contracts; its use is therefore restricted until the securities are purchased or the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

Other Liabilities

Other liabilities in the table below include $32 million and $37 million as of September 30, 2022 and December 31, 2021, respectively, for AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain BlueMountain European CLOs, which was required to comply with its European risk retention obligations. The maturity dates are in 2034 and 2035. AssuredIM’s obligation under the master repurchase agreement is not guaranteed by any Assured Guaranty insurance or holding companies.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Fair Value of Financial Instruments Not Carried at Fair Value

	As of September 30, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs (1)	$73	$73	$171	$171
Other assets (including other invested assets) (2)	88	89	134	135
Financial guaranty insurance contracts (3)	(2,888)	(2,003)	(2,394)	(2,315)
Long-term debt	(1,675)	(1,463)	(1,673)	(1,832)
Liabilities of CIVs (4)	(236)	(236)	(586)	(586)
Other liabilities (5)	(52)	(52)	(45)	(45)
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
(5)    Primarily includes accrued interest, repurchase agreement liability and payables for securities purchased for which carrying value approximates fair value.

10.    Asset Management Fees

    The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Management fees:
CLOs	$8	$9	$25	$31
Opportunity funds and liquid strategies	2	4	14	12
Wind-down funds	1	2	2	6
Total management fees	11	15	41	49
Performance fees	2	—	17	1
Reimbursable fund expenses	3	5	13	15
Total asset management fees	$16	$20	$71	$65

    The Company had management and performance fees receivable, which are included in other assets on the condensed consolidated balance sheets, of $10 million as of September 30, 2022 and $8 million as of December 31, 2021. Performance fees in nine months 2022 were attributable to the healthcare and asset-based funds.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
11.    Long-Term Debt and Credit Facilities

On May 26, 2021, AGUS issued $500 million of 3.15% Senior Notes due 2031 (3.15% Senior Notes) for net proceeds of $494 million. On August 20, 2021, AGUS issued $400 million of 3.600% Senior Notes due 2051 (3.6% Senior Notes) for net proceeds of $395 million. On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes was used to redeem $200 million of AGMH debt as follows: all $100 million of AGMH’s 6 7/8% Quarterly Interest Bonds due in 2101, and $100 million of the $230 million of AGMH’s 6.25% Notes due in 2102. On September 27, 2021, all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $400 million of AGMH and AGUS debt as follows: all $100 million of AGMH's 5.60% Notes due in 2103, the remaining $130 million of AGMH 6.25% Notes due in 2102, and $170 million of the $500 million of AGUS 5% Senior Notes due in 2024. In third quarter 2021, as a result of these redemptions, the Company recognized a loss on extinguishment of debt of approximately $175 million on a pre-tax basis ($138 million after-tax) which represents the difference between the amount paid to redeem the debt and the carrying value of the debt. The loss on extinguishment of debt primarily consisted of a $156 million acceleration of unamortized fair value adjustments that were originally recorded upon the acquisition of AGMH in 2009, and a $19 million make-whole payment associated with the redemption of $170 million of AGUS 5% Senior Notes.

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

AGL is a tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda.

AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries AGRO and AG Intermediary Inc. file their own consolidated federal income tax return.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022 (the IRA), which, among other things, implemented a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases that occur after December 31, 2022, and several tax incentives to promote clean energy. Currently, we do not believe that this new minimum tax nor the other income tax provisions of the IRA will have a material impact on our consolidated financial statements.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities) (1)

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Net deferred tax assets (liabilities)	$185	$(33)
Net current tax assets (liabilities)	13	(43)
____________________
(1)     Included in “other assets” or “other liabilities” on the condensed consolidated balance sheets.

Valuation Allowance

During third quarter 2022, the Company recorded a return to provision adjustment, which included the utilization of $19 million in foreign tax credits, thereby reducing the Company's foreign tax credits (FTC) from $24 million as of December 31, 2021 to $5 million as of September 30, 2022. FTCs were established under the 2017 Tax Cuts and Jobs Act (TCJA) for use against regular tax in future years, and will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the remaining FTC of $5 million will not be utilized, and therefore maintained a valuation allowance with respect to this tax attribute, resulting in a decrease in the valuation allowance from $24 million as of December 31, 2021 to $5 million as of September 30, 2022.

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

    The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, the French subsidiary taxed at the French marginal corporate tax rate of 25% in 2022 and 27.5% in 2021, and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
    A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Expected tax provision (benefit)	$(6)	$(6)	$6	$16
Tax-exempt interest	(3)	(4)	(10)	(12)
Noncontrolling interest	1	—	(5)	(2)
Return to provision adjustment	(20)	(4)	(20)	(4)
State taxes	2	(2)	10	5
Foreign taxes	(1)	4	9	6
Taxes on reinsurance	—	(4)	(1)	(1)
Stock based compensation	—	1	4	1
Other	—	—	1	(1)
Total provision (benefit) for income taxes	$(27)	$(15)	$(6)	$8
Effective tax rate	123.5%	(313.3)%	(12.1)%	6.0%

The expected tax provision (benefit) is calculated as the sum of pre-tax income in each jurisdiction multiplied by the statutory tax rate of the jurisdiction by which it will be taxed. Where there is a pre-tax loss in one jurisdiction and pre-tax income in another, the total combined expected tax rate may be higher or lower than any of the individual statutory rates.

 The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
U.S.	$3	$(10)	$112	$92
Bermuda	10	31	27	67
U.K.	(30)	(13)	(75)	(9)
Other	(5)	(3)	(15)	(5)
Total	$(22)	$5	$49	$145

Revenue by Tax Jurisdiction

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
U.S.	$60	$181	$435	$465
Bermuda	4	32	43	90
U.K.	(21)	(1)	(39)	29
Other	(2)	—	(8)	1
Total	$41	$212	$431	$585

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Audits

As of September 30, 2022, AGUS and Assured Guaranty Overseas US Holdings Inc. had open tax years with the U.S. Internal Revenue Service (IRS) for 2018 forward and AGUS is currently under audit for the 2018 and 2019 tax years. In September 2022, Her Majesty's Revenue & Customs completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes. The Company’s French subsidiary is not currently under examination and has open tax years of 2019 forward.

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

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Supreme Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2008 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP has calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE’s complaint, and on March 15, 2013, the court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE’s valuation expert has calculated LBIE’s claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk. In addition, LBIE seeks prejudgment interest from the time of termination onwards. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP’s counterclaims, and on July 2, 2018, the court granted in part and denied in part AGFP’s motion. The court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, seeking reversal of the portions of the

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
lower court’s ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Supreme Court’s decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. A bench trial was held before Justice Melissa A. Crane of the New York Supreme Court from October 18 through November 19, 2021. Post-trial briefing was completed on June 21, 2022, and a decision is anticipated in the fourth quarter of 2022.

14.    Shareholders’ Equity

Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI into the respective lines in the condensed consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2022	$(205)	$(107)	$(19)	$(45)	$6	$(370)
Other comprehensive income (loss) before reclassifications	(286)	(1)	(3)	(4)	—	(294)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(11)	(3)	—	—	—	(14)
Fair value gains (losses) on FG VIEs	—	—	—	—	—	—
Total before tax	(11)	(3)	—	—	—	(14)
Tax (provision) benefit	2	—	—	—	—	2
Total amount reclassified from AOCI, net of tax	(9)	(3)	—	—	—	(12)
Other comprehensive income (loss)	(277)	2	(3)	(4)	—	(282)
Balance, September 30, 2022	$(482)	$(105)	$(22)	$(49)	$6	$(652)

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
Changes in Accumulated Other Comprehensive Income (Loss) by Component
Third Quarter 2021

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, June 30, 2021	$509	$(12)	$(23)	$(36)	$7	$445
Other comprehensive income (loss) before reclassifications	(69)	(2)	1	—	—	(70)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(3)	5	—	—	—	2
Fair value gains (losses) on FG VIEs	—	—	(1)	—	—	(1)
Interest expense	—	—	—	—	1	1
Total before tax	(3)	5	(1)	—	1	2
Tax (provision) benefit	—	(1)	—	—	—	(1)
Total amount reclassified from AOCI, net of tax	(3)	4	(1)	—	1	1
Other comprehensive income (loss)	(66)	(6)	2	—	(1)	(71)
Balance, September 30, 2021	$443	$(18)	$(21)	$(36)	$6	$374

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Nine Months 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2021	$375	$(24)	$(21)	$(36)	$6	$300
Other comprehensive income (loss) before reclassifications	(886)	(92)	(2)	(13)	—	(993)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(35)	(13)	—	—	—	(48)
Fair value gains (losses) on FG VIEs	—	—	(2)	—	—	(2)
Total before tax	(35)	(13)	(2)	—	—	(50)
Tax (provision) benefit	6	2	1	—	—	9
Total amount reclassified from AOCI, net of tax	(29)	(11)	(1)	—	—	(41)
Other comprehensive income (loss)	(857)	(81)	(1)	(13)	—	(952)
Balance, September 30, 2022	$(482)	$(105)	$(22)	$(49)	$6	$(652)

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

Share Repurchases

    On August 3, 2022, the Board of Directors (the Board) authorized the repurchase of an additional $250 million of its common shares. Under this and previous authorizations, as of November 7, 2022, the Company was authorized to purchase $261 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Share Repurchases

Period	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2021 (January 1 - March 31)	1,986,534	$77	$38.83
2021 (April 1 - June 30)	1,887,531	88	46.63
2021 (July 1- September 30)	2,918,993	140	47.76
2021 (October 1 - December 31)	3,725,982	191	51.47
Total 2021	10,519,040	$496	47.19
2022 (January 1 - March 31) (1)	2,738,223	155	56.62
2022 (April 1 - June 30)	2,605,947	151	58.03
2022 (July 1 - September 30)	1,790,395	97	53.77
2022 (October 1 - November 7)	785,863	42	53.99
Total 2022	7,920,428	$445	56.18
____________________
(1)     Includes $3 million of share repurchases that was prepaid in December 2021 and settled in the first quarter of 2022.

Assured Guaranty Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited), Continued
15.    Earnings Per Share

Computation of Earnings Per Share

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions, except per share amounts)
Basic Earnings Per Share (EPS):
Net income (loss) attributable to AGL	$11	$17	$30	$126
Less: Distributed and undistributed income (loss) available to nonvested shareholders	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$11	$17	$30	$126
Basic shares	61.7	72.7	63.9	74.9
Basic EPS	$0.18	$0.22	$0.47	$1.67

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$11	$17	$30	$126
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$11	$17	$30	$126
Basic shares	61.7	72.7	63.9	74.9
Dilutive securities:
Options and restricted stock awards	1.2	0.9	1.2	0.8
Diluted shares	62.9	73.6	65.1	75.7
Diluted EPS	$0.18	$0.22	$0.46	$1.66
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.1	—	0.8	0.1

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates or general economic conditions, including the possibility of a recession;
•consequences of the conflict in Ukraine, including economic sanctions, fragmentation of global supply chains, volatility in energy prices, and the potential for increased cyberattacks;
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

Available Information

    The Company maintains an internet web site at www.assuredguaranty.com. The Company makes available, free of charge, on its web site (under www.assuredguaranty.com/sec-filings) the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company files such material with, or furnishes it to, the SEC. The Company also makes available, free of charge, through its web site (under www.assuredguaranty.com/governance) links to the Company’s Corporate Governance Guidelines, the Company’s Global Code of Ethics, AGL’s Bye-Laws and the charters for the committees of its Board of Directors. In addition, the SEC maintains a web site (at www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Overview

Business

The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company’s chief operating decision maker reviews the business to assess performance and allocate resources. The Company’s Corporate division and other activities (including financial guaranty VIEs (FG VIEs) and consolidated investment vehicles (CIVs)) are presented separately.

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

In the Asset Management segment, the Company provides investment advisory services, which include the management of collateralized loan obligations (CLOs), opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM) have managed structured, public finance and credit investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The establishment, in the fourth quarter of 2019, of the Asset Management segment diversifies the risk profile and revenue opportunities of the Company. As of September 30, 2022, AssuredIM had $17.5 billion of assets under management (AUM), including $1.3 billion that is managed on behalf of Assured Guaranty Municipal Corp. (AGM) and Assured Guaranty Corp. (AGC).

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

Economic Environment

Economic activity in the U.S. and in Europe showed mixed signals in the three-month period ended September 30, 2022 (third quarter 2022). According to the U.S. Bureau of Economic Analysis (BEA), the initial estimate for third quarter 2022 real gross domestic product (GDP) was 2.6%. This return to positive GDP in third quarter 2022 followed two consecutive negative GDP quarters to start 2022, with GDP contracting 1.6% in the first quarter of 2022 and contracting 0.6% in the second quarter of 2022. Two straight quarters of GDP contraction is commonly recognized as a sign of recession. At the end of September 2022, the U.S. unemployment rate, seasonally adjusted, stood at 3.5%, relatively unchanged from the end of June 2022 when it stood at 3.6%, and down from a pandemic high of 14.7% in April 2020. According to the U.K.’s Office for National Statistics (ONS), U.K. GDP fell by 0.3% in the three months through August compared with the three months through May 2022, the latest data available. More globally, the Organization for Economic Co-operation and Development (OECD) estimated that GDP in the OECD area increased by 0.4% in the second quarter of 2022 compared to the first quarter of 2022 (the latest data available). The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. over the 12-month period ending September 2022, as measured by the consumer price index (CPI) for all urban consumers, rose to 8.2% before seasonal adjustment. The energy index increased 19.8% for the 12 months ending September, a smaller increase than the 41.6% increase over the 12 months ended June 2022. The food index increased 11.2% over the same period. According to the U.K.’s ONS, the CPI including owner occupiers’ housing costs (CPIH) was 8.8% in the 12 months ending September 2022, up from 8.6% in August 2022 and 8.2% in June 2022. Consumer price inflation in the U.K. increases exposure for certain U.K exposures with approximately $18 billion of net par outstanding as of September 30, 2022, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure. Consumer price inflation may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments or causes interest rates to rise more generally.

The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The 30-year AAA MMD rate started third quarter 2022 at 3.18% but rose 72 basis points (bps) to end the quarter at 3.90%. The average rate for the quarter was 3.22%, considerably above the 2.00% average for the first quarter of 2022 and 1.54% average for full year 2021. With the Federal Open Market Committee (FOMC) acknowledging inflationary pressure building, the FOMC decided at its meeting in March 2022 to start again raising the target range for the federal funds rate, and has continued to do so since then. In addition, the FOMC stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. At the conclusion of its September 20-21, 2022 meeting, the FOMC raised the federal funds target rate by 75 bps to 3% to 3.25%, stating that it anticipates that ongoing increases in the target range will be appropriate. At the conclusion of its November 1-2, 2022 meeting, the FOMC raised the federal funds target rate by 75 bps to 3.75% to 4%. The level and direction of interest rates and credit spreads impact the Company in numerous ways. For example, higher interest rates (when accompanied by wider spreads) may make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for those products, and, over time, also increase the amount the Company can earn on its largely fixed-income investment portfolio. Specifically, the level of interest rates and spreads on the U.S. municipal bonds the Company enhances influences how high a premium the Company can charge for its public finance financial guaranty insurance product, with higher interest rates and spreads generally increasing the premium rates the Company may charge. On the other hand, high interest rates decrease the amount of excess spread available to support the distressed residential mortgage-backed securities (RMBS) the Company insures and reduce the market value of its largely fixed rate fixed-maturity securities in the investment portfolio. Higher interest rates may also dampen municipal bond issuance and negatively impact the finances of some of the obligors whose payments the Company insures.

The difference, or credit spread, between the 30-year A-rated general obligation relative to the 30-year AAA MMD averaged 56 bps in third quarter 2022, the same as 56 bps in the second quarter of 2022, and 33 bps in full year 2021. BBB credit spreads measured on the same basis averaged 95 bps in third quarter 2022, up from 90 bps in the second quarter of 2022 and 70 bps in full year 2021.

U.S. home prices decreased in third quarter 2022. According to the National Association of Realtors, the median existing-home price for all housing types in September 2022 was $384,000, a 7.7% decrease. Existing home sales continued to decline in September 2022, the eighth consecutive month, to a seasonally adjusted rate of 4.71 million, down 23.8% from one year ago. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, continued to decelerate in August, reporting a 13.0% annual gain in August (the latest data available), down from 15.6% in the previous month. The 10-City Composite annual increase came in at 12.1%, down from 14.9% in the previous month. The 20-City Composite posted a 13.1% year-over-year gain, down from 16.0% in the previous month. Home prices in the U.S. impact the performance of the Company's insured RMBS portfolio. Improved home prices generally result in fewer losses or more reimbursements with respect to the Company's distressed insured RMBS risks, and may impact the amount of losses or reimbursements it projects for its distressed legacy RMBS insured portfolio.
Impact of COVID-19

The emergence and continuation of COVID-19 and reactions to it, including various intermittent closures and capacity and travel restrictions, have had a profound effect on the global economy and financial markets. The ultimate size, depth, course and duration of the pandemic, and the effectiveness, acceptance, and distribution of vaccines and therapeutics for it, remain unknown, and the governmental and private responses to the pandemic continue to evolve. Due to the nature of the Company’s business, COVID-19 and its global impact, directly and indirectly affected certain sectors in the insured portfolio.

Shortly after the pandemic reached the U.S. through early 2021, the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various intermittent closures and capacity and travel restrictions or an economic downturn. Given significant federal funding to state and local governments in 2021 and the performance it observed, the Company’s surveillance department has reduced these supplemental procedures. However, the Company it is still monitoring those sectors it identified as most at risk for any developments related to COVID-19. The Company has paid only relatively small insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19, and has already received reimbursement for most of those claims.

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

Key Business Strategies

    The Company continually evaluates its business strategies. For example, with the establishment of AssuredIM the Company has increased its focus on asset management and alternative investments. Currently, the Company is pursuing the following key business strategies in three areas: (i) insurance; (ii) asset management and alternative investments; and (iii) capital management.

Insurance

    The Company seeks to grow the insurance business through new business production, acquisitions of remaining other monoline financial guaranty companies that currently are in runoff and no longer actively writing new business (legacy monoline insurers) or reinsurance of their insured portfolios, and to continue to mitigate losses in its current insured portfolio.

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

            U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Nine Months 2022	Nine Months 2021	Year Ended December 31, 2021
	(dollars in billions, except number of issues and percentages)
Par:
New municipal bonds issued	$292.2	$343.4	$456.7
Total insured	$22.9	$29.1	$37.5
Insured by Assured Guaranty	$12.9	$17.4	$22.6
Number of issues:
New municipal bonds issued	6,420	9,125	11,819
Total insured	1,146	1,714	2,198
Insured by Assured Guaranty	529	826	1,076
Bond insurance market penetration based on:
Par	7.8%	8.5%	8.2%
Number of issues	17.9%	18.8%	18.6%
Single A par sold	29.9%	27.2%	26.6%
Single A transactions sold	58.8%	56.4%	56.6%
$25 million and under par sold	21.6%	21.6%	21.3%
$25 million and under transactions sold	21.0%	21.9%	21.7%
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

After over five years of negotiations, 2022 has been a turning point for resolving a substantial portion of the Company’s Puerto Rico exposure in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico):

•On January 18, 2022, the Federal District Court of Puerto Rico, acting under Title III of the Puerto Rico Oversight, Management and Economic Stability Act (PROMESA), entered an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan). The GO/PBA Plan restructured approximately $35 billion of debt (including the Puerto Rico General Obligation (GO) and Public Buildings Authority (PBA) bonds insured by the Company) and other claims against the government of Puerto Rico and certain entities as well as $50 billion in pension obligations (none of the pension obligations are insured by the Company), and the Company believes its terms are consistent with the terms of the settlement embodied in a revised plan support agreement (PSA) for GO and PBA entered into by AGM and AGC on

February 22, 2021, with certain other stakeholders, the Commonwealth, and the financial oversight and management board (the FOMB) (GO/PBA PSA).
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
•On October 12, 2022, the Federal District Court of Puerto Rico, acting under Title III of PROMESA, entered an order and judgment confirming the amended plan of adjustment for the Puerto Rico Highways and Transportation Authority (PRHTA) filed by the FOMB with the Federal District Court of Puerto Rico on September 6, 2022 (HTA Plan). The HTA Plan restructures approximately $6.4 billion of debt (including the PRHTA bonds insured by the Company), and the Company believes its terms are consistent with the terms of the settlement embodied in the PRHTA PSA entered into on May 5, 2021, by AGM and AGC and certain other stakeholders, the Commonwealth, and the FOMB (the HTA PSA). The FOMB will set the effective date of the HTA Plan (HTA Effective Date) and, as of November 7, 2022, the expected HTA Effective Date had not yet been announced.

As a result of the consummation on March 15, 2022, of each of the GO/PBA Plan, PRCCDA Modification and PRIFA Modification (together, the March Puerto Rico Resolutions), including claim payments made by the Company under the March Puerto Rico Resolutions, the Company’s obligations under its insurance policies covering debt of the PRCCDA and PRIFA were extinguished, and its insurance exposure to Puerto Rico GO and PBA was greatly reduced. The Company expects that, upon consummation of the HTA Plan, its exposure to PRHTA also will be greatly reduced. In the nine-month period ended September 30, 2022 (nine months 2022), the Company has reduced its total Puerto Rico exposure, all rated below-investment-grade (BIG), by $1.5 billion (from $3.6 billion as of December 31, 2021 to $2.1 billion as of September 30, 2022), with a further substantial reduction likely upon implementation of the HTA Plan. The Company believes the consummation of the March Puerto Rico Resolutions on March 15, 2022, and the consummation of the HTA Plan that will occur on the HTA Effective Date, mark significant milestones in its Puerto Rico loss mitigation efforts.

In connection with the consummation of the March Puerto Rico Resolutions and the HTA PSA, the Company received substantial amounts of cash, new recovery bonds and contingent value instruments (CVIs).

Under the GO/PBA Plan and in connection with its direct exposure the Company received (including amounts received in connection with the second election described in Item 1, Financial Statements, Note 3, Outstanding Exposure, but excluding amounts received in connection with second-to-pay exposures):

•$530 million in cash, net of ceded reinsurance,
•$605 million of new recovery bonds (see Item 1, Financial Statements, Note 7, Investments and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles for additional information), which represents the face value of current interest bonds and the maturity value of capital appreciation bonds, net of ceded reinsurance, and
•$258 million of CVIs (see Item 1, Financial Statements, Note 7, Investments and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles for additional information), which represents the original notional value, net of ceded reinsurance.

Under the PRCCDA Modification and the PRIFA Modification, on March 15, 2022, the Company received an aggregate of $47 million in cash (net of ceded reinsurance) and $98 million in notional amount of CVIs (net of ceded reinsurance).

During third quarter 2022, the Company received from the Commonwealth, pursuant to the GO/PBA Plan and the terms of the HTA PSA, $147 million of cash and $672 million original notional of CVI. The Company has sold a portion of those CVIs. On the HTA Effective Date, the Company also expects to receive additional recoveries in the form of cash and Toll Bonds.

The Company has sold some of the new recovery bonds and CVIs it received in connection with the March Puerto Rico Resolutions and the HTA PSA and may continue to sell amounts it still retains, or expects to receive in connection with the consummation of the HTA Plan, subject to market conditions. The fair value of such securities held by the Company as of September 30, 2022, is included in the lines “fixed-maturity securities - Puerto Rico, available-for-sale” and “fixed-maturity securities - Puerto Rico, trading” in the table “Investment Portfolio Carrying Value” of Item 1, Financial Statements, Note 7, Investments.

The Company continues to work to resolve its remaining unresolved defaulted Puerto Rico exposure, Puerto Rico Electric Power Authority (PREPA). For information about PREPA developments, see Item 1, Financial Statements, Note 3, Outstanding Exposure. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 1, Financial Statements, Note 3, Outstanding Exposure and the Insured Portfolio section below.

The Company is and has for several years been working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company also purchases attractively priced obligations, including BIG obligations, that it has insured and for which it has expected losses to be paid, in order to mitigate the economic effect of insured losses (loss mitigation securities). The fair value of loss mitigation securities as of September 30,2022 (excluding the value of the Company's insurance) was $557 million, with a par of $805 million.

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

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategy funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of September 30, 2022, AssuredIM was a top 25 CLO manager by AUM, as published by Creditflux Ltd. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending and liquid strategies relating to municipal obligations.

Over time, the Company seeks to broaden and further diversify its Asset Management segment leading to increased AUM and a fee-generating platform. The Company intends to leverage the AssuredIM infrastructure and platform to grow its Asset Management segment both organically and through strategic combinations.

The Company monitors certain operating metrics that are common to the asset management industry. These operating metrics include, but are not limited to, funded AUM and unfunded capital commitments (together, AUM) and investment advisory management and performance fees. The Company considers the categorization of its AUM by product type to be a useful lens in monitoring the Asset Management segment. AUM by product type assists in measuring the duration of AUM for which the Asset Management segment has the potential to earn management fees and performance fees. For a discussion of the AUM metric, see “— Results of Operations by Segment — Asset Management Segment.”

Additionally, the Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company allocated $750 million of capital to invest in funds managed by AssuredIM, plus $550 million aggregate of investment assets of AGM, AGC and, until its merger with AGM on April 1, 2021, Municipal Assurance Corp. (MAC), (collectively, the U.S. Insurance Subsidiaries) to be managed by AssuredIM under an Investment Management Agreement (IMA). The Company is using these allocations to: (i) launch new products (CLOs, opportunity funds and liquid strategy funds) on the AssuredIM platform; and (ii) enhance the returns of its own investment portfolio.

Adding inception-to-date distributed gains to the original $750 million allocation, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in funds managed by AssuredIM (AssuredIM Funds) through their jointly owned investment subsidiary, AG Asset Strategies LLC (AGAS). As of September 30, 2022, AGAS had committed $755 million to AssuredIM Funds, including $219 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, asset-based finance, healthcare structured capital and municipal bonds.
Under the IMA with AssuredIM, AGM and AGC have together invested $250 million in municipal obligation strategies and $300 million to CLO strategies. All of these strategies are consistent with the investment strengths of AssuredIM and the Company’s plans to continue to grow its investment strategies.

Capital Management

    The Company has developed strategies to efficiently manage capital within the Assured Guaranty group.

From 2013 through November 7, 2022, the Company has repurchased 140 million common shares for approximately $4.6 billion, representing approximately 72% of the total shares outstanding at the beginning of the repurchase program in 2013. On August 3, 2022, the AGL Board of Directors (the Board) authorized the repurchase of an additional $250 million of common shares. Under this and previous authorizations, as of November 7, 2022, the Company was authorized to purchase $261 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 1, Financial Statements, Note 14, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013 - 2021	$4,158	132.027	$31.50
2022 (First Quarter)	155	2.738	56.62
2022 (Second Quarter)	151	2.606	58.03
2022 (Third Quarter)	97	1.790	53.77
2022 (through November 7)	42	0.786	53.99
Cumulative repurchases since the beginning of 2013	$4,603	139.947	32.89

As of September 30, 2022, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $33.62 per share in shareholders’ equity attributable to AGL, $41.17 per share in adjusted operating shareholders’ equity, and $73.18 per share in adjusted book value.

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

The primary drivers of volatility in the Company’s net income include: changes in fair value of credit derivatives, FG VIEs, CIVs, and committed capital securities (CCS), as well as loss and loss adjustment expense (LAE), foreign exchange gains (losses), the level of refundings of insured obligations, changes in the value of the Company’s alternative investments, the effects of any large settlements, commutations and loss mitigation strategies, among other factors. Changes in the fair value of AssuredIM Funds affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	Third Quarter		Nine Months
	2022	2021	2022	2021

GAAP
Net income (loss) attributable to AGL	$11	$17	$30	$126
Net income (loss) attributable to AGL per diluted share	$0.18	$0.22	$0.46	$1.66
Weighted average diluted shares	62.9	73.6	65.1	75.7

Non-GAAP
Adjusted operating income (loss) (1)	$133	$34	$253	$197
Adjusted operating income per diluted share	$2.11	$0.45	$3.88	$2.60
Weighted average diluted shares	62.9	73.6	65.1	75.7

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$7	$(4)	$7	$—
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$0.12	$(0.06)	$0.11	$—

Components of total adjusted operating income (loss)
Insurance segment	$159	$214	$347	$445
Asset Management segment	(3)	(7)	(3)	(16)
Corporate division	(30)	(169)	(98)	(232)
Other (2)	7	(4)	7	—
Adjusted operating income (loss)	$133	$34	$253	$197

Insurance Segment
Gross written premiums (GWP)	$94	$106	$229	$277
Present value of new business production (PVP) (1)	95	96	240	263
Gross par written	3,846	8,561	15,012	20,170

Asset Management Segment
AUM
Inflows - third party	$1	$843	$1,362	$2,082
Inflows - intercompany	116	73	270	182

	As of September 30, 2022		As of December 31, 2021
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$4,929	$81.17	$6,292	$93.19
Adjusted operating shareholders' equity (1)	5,575	91.82	5,991	88.73
Adjusted book value (1)	8,371	137.87	8,823	130.67
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	27	0.44	32	0.47
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	16	0.27	23	0.34
Common shares outstanding (3)	60.7		67.5
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
(3)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Condensed Consolidated Results of Operations

Condensed Consolidated Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Revenues:
Net earned premiums	$89	$102	$385	$307
Net investment income	67	66	191	204
Asset management fees	16	20	71	65
Net realized investment gains (losses)	(14)	3	(39)	4
Fair value gains (losses) on credit derivatives	(48)	21	(42)	(31)
Fair value gains (losses) on CCS	1	(3)	12	(28)
Fair value gains (losses) on FG VIEs	11	5	27	18
Fair value gains (losses) on CIVs	8	16	25	53
Foreign exchange gains (losses) on remeasurement	(80)	(27)	(181)	(22)
Fair value gains (losses) on trading securities	(8)	—	(30)	—
Other income (loss)	(1)	9	12	15
Total revenues	41	212	431	585
Expenses:
Loss and LAE (benefit)	(75)	(68)	(29)	(54)
Interest expense	20	23	60	67
Loss on extinguishment of debt	—	175	—	175
Amortization of deferred acquisition costs (DAC)	4	3	11	10
Employee compensation and benefit expenses	57	59	189	173
Other operating expenses	37	38	120	135
Total expenses	43	230	351	506
Income (loss) before income taxes and equity in earnings (losses) of investees	(2)	(18)	80	79
Equity in earnings (losses) of investees	(20)	23	(31)	66
Income (loss) before income taxes	(22)	5	49	145
Less: Provision (benefit) for income taxes	(27)	(15)	(6)	8
Net income (loss)	5	20	55	137
Less: Noncontrolling interests	(6)	3	25	11
Net income (loss) attributable to Assured Guaranty Ltd.	$11	$17	$30	$126

Effective tax rate	123.5%	(313.3)%	(12.1)%	6.0%

Third Quarter 2022 Compared with Third Quarter 2021

Net income attributable to AGL decreased in third quarter 2022 compared with the three-month period ended September 30, 2021 (third quarter 2021) primarily due to:

•fair value losses on credit derivatives in third quarter 2022 compared with gains in third quarter 2021,

•higher foreign exchange losses on remeasurement in third quarter 2022,

•losses on equity method alternative investments in third quarter 2022 compared with gains in third quarter 2021, and

•realized and unrealized losses on the investment portfolio reported in realized gains (losses) on investments and fair value gains (losses) on trading securities.

These decreases were offset in part by:

•losses on extinguishment of debt of $175 million on a pre-tax basis ($138 million after-tax) related to the redemption of $600 million of long-term debt in third quarter 2021 that did not recur in third quarter 2022.

Nine Months 2022 Compared with Nine Months 2021

Net income attributable to AGL for the nine-month period ended September 30, 2022 (nine months 2022) was lower compared with the nine-month period ended September 30, 2021 (nine months 2021) primarily due to:

•foreign exchange losses on remeasurement in nine months 2022,

•losses on equity method alternative investments in nine months 2022 compared with gains in nine months 2021, and

•realized and unrealized losses on the investment portfolio reported in realized gains (losses) on investments and fair value gains (losses) on trading securities.

These decreases were offset in part by:

•losses on extinguishment of debt in nine months 2021 that did not recur in nine months 2022,

•higher net earned premiums mainly attributable to accelerations on certain Puerto Rico exposures, and

•fair value gains on CCS in nine months 2022 compared with losses in nine months 2021.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, French subsidiary taxed at the French marginal corporate tax rate of 25%, and no taxes for the Company’s Bermuda subsidiaries, unless subject to U.S. tax by election or as a U.S. controlled foreign corporation.

Adjusted Operating Income

Adjusted operating income in third quarter 2022 was $133 million, compared with $34 million in third quarter 2021. The increase was primarily attributable to losses on extinguishment of debt in third quarter 2021 that did not recur in third quarter 2022, offset in part by losses in equity method alternative investments in third quarter 2022, compared with gains in third quarter 2021.

Adjusted operating income in nine months 2022 was $253 million, compared with $197 million in nine months 2021. The increase was primarily attributable to losses on extinguishment of debt in nine months 2021 that did not recur in nine months 2022 and higher net earned premiums in nine months 2022 due to higher refundings related to the March Puerto Rico Resolutions, offset in part by losses in equity method alternative investments. See “— Results of Operations — Reconciliation to GAAP” below.

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL declined mainly due to unrealized losses on the available-for-sale fixed-maturity investment portfolio that were caused by higher interest rates, and share repurchases. Adjusted operating shareholders’ equity and adjusted book value declined from December 31, 2021, mainly due to share repurchases, dividends, foreign exchange remeasurement, investment losses, and losses on equity method investments partially offset, in the case of adjusted book value, by net written premiums on new business production.

Shareholder’s equity attributable to AGL per share, adjusted operating shareholders’ equity per share and adjusted book value per share were $81.17, $91.82 and $137.87, respectively as of September 30, 2022. Shareholders’ equity per share declined primarily due to unrealized losses on the available-for-sale fixed maturity portfolio attributable to increases in interest rates. The increase in adjusted operating shareholders’ equity per share and adjusted book value per share was primarily due to the accretive effect of the share repurchase program. In the case of adjusted book value per share, net premiums written and favorable loss development in the Insurance segment also contributed to the increase compared with December 31, 2021. See “— Overview — Key Business Strategies”. See “— Non-GAAP Financial Measures” below for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $272 million in net par outstanding as of September 30, 2022, comprising $215 million net par exposure to the sovereign debt of Poland and $57 million net par exposure to a toll road in Hungary. The Company rates the toll road exposure BIG.

Inflation

As described above under "Overview -- Economic Environment", by some key measures consumer inflation in the U.S. and the U.K. has been higher in the last few months than it has been in decades, and interest rates generally have increased. The Federal Reserve Board has raised interest rates a few times and communicated its intention to further raise them in the future. Concerns have been expressed in the financial press about inflation taking hold in the economy. Increases in the consumer price index (CPI) impacts the Company’s primary businesses directly by increasing exposure and future installment premium for certain periodic paying insured debt. CPI may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments, and accompanying higher interest rates could impact the Company in several ways. For example, higher interest rates might make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product, and, over time, also increase the amount the Company can earn on its largely fixed-maturity investment portfolio. On the other hand, high interest rates decrease the amount of excess spread available to support the distressed RMBS the Company insures and reduce the market value of its largely fixed rate fixed maturity investment portfolios.

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

Income Taxes

    The U.S. Internal Revenue Service and Department of the Treasury issued final and proposed regulations in October 2020 relating to the tax treatment of passive foreign investment companies. The final regulations are not expected to have a material impact to the Company’s business operation or its shareholders and the proposed regulations are continuing to be evaluated.

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

Insurance Segment Results

Insurance Segment Results

	Third Quarter		Nine Months
	2022	2021	2022	2021

Segment revenues
Net earned premiums and credit derivative revenues	$92	$114	$397	$327
Net investment income	69	69	198	213
Fair value gains (losses) on trading securities	(8)	—	(30)	—
Foreign exchange gains (losses) on remeasurement and other income (loss)	(6)	7	(1)	11
Total segment revenues	147	190	564	551
Segment expenses
Loss expense (benefit)	(75)	(78)	(32)	(60)
Interest expense	—	—	1	—
Amortization of DAC	4	3	11	10
Employee compensation and benefit expenses	34	35	107	105
Other operating expenses	21	18	60	76
Total segment expenses	(16)	(22)	147	131
Equity in earnings (losses) of investees	(11)	33	(46)	100
Segment adjusted operating income (loss) before income taxes	152	245	371	520
Less: Provision (benefit) for income taxes	(7)	31	24	75
Segment adjusted operating income (loss)	$159	$214	$347	$445

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

The Company has not written any new credit default swaps since 2009. While the Company has in the past and may in the future insure new interest rate swaps or acquire credit derivatives in business combinations or reinsurance agreements, or as part of loss mitigation, the Company expects credit derivative exposure to continue to decline.

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$62	$73	$196	$217
Accelerations:
Refundings	12	8	145	37
Terminations	—	—	—	1
Total accelerations	12	8	145	38
Total public finance	74	81	341	255
Structured finance
Scheduled net earned premiums (1)	15	22	44	52
Terminations	—	—	—	1
Total structured finance	15	22	44	53
Specialty insurance and reinsurance	1	—	3	2
Total net earned premiums	90	103	388	310

Credit derivative revenues:
Scheduled net earned premiums	2	4	7	10
Accelerations	—	7	2	7
Total credit derivative revenues	2	11	9	17
Total net earned premiums and credit derivative revenues	$92	$114	$397	$327
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues decreased in third quarter 2022 compared with third quarter 2021 primarily due to net earned premiums of $13 million on certain transactions in third quarter 2021 that did not recur, and lower accelerations and updates to debt service assumptions in third quarter 2022. Net earned premiums and credit derivative revenues increased in nine months 2022 compared with nine months 2021 primarily due to refundings of $104 million associated with the March Puerto Rico Resolutions discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure. As of September 30, 2022, $3.6 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

New Business Production

Gross Written Premiums and
New Business Production

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
GWP
Public Finance—U.S.	$54	$52	$160	$160
Public Finance—non-U.S.	44	21	66	70
Structured Finance—U.S.	(2)	29	4	43
Structured Finance—non-U.S.	(2)	4	(1)	4
Total GWP	$94	$106	$229	$277
PVP (1):
Public Finance—U.S.	$57	$55	$163	$165
Public Finance—non-U.S.	37	17	67	63
Structured Finance—U.S.	1	21	3	32
Structured Finance—non-U.S. (1)	—	3	7	3
Total PVP	$95	$96	$240	$263
Gross Par Written (2):
Public Finance—U.S.	$3,622	$7,703	$13,982	$17,846
Public Finance—non-U.S.	194	156	624	1,117
Structured Finance—U.S.	30	436	106	941
Structured Finance—non-U.S. (1)	—	266	300	266
Total gross par written	$3,846	$8,561	$15,012	$20,170
Average rating on new business written	A-	A-	A-	A-
____________________
(1)    Nine months 2022 PVP and gross par written include the present value of future premiums and exposure, respectively, associated with a financial guarantee written by the Company that, under GAAP, is accounted for under ASC 460, Guarantees.
(2)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “– Non-GAAP Financial Measures – PVP or Present Value of New Business Production.”

Third Quarter 2022

U.S. public finance GWP and PVP in third quarter 2022 was higher than the comparable GWP and PVP in third quarter 2021, primarily due to a large transportation revenue transaction in third quarter 2022 and a higher proportion of secondary market business which generally carries a higher premium rate.

In the U.S. public finance primary market, which had lower new issuance in third quarter 2022 compared with third quarter 2021, the ratio of PVP to par written was higher as the coupons on insured transactions increased due to the higher interest rate environment.

The average rating of U.S. public finance par written was A- in both third quarter 2022 and third quarter 2021. The Company’s direct par written in the primary market represented 56% of the total U.S. municipal market insured issuance in third quarter 2022, compared with 64% in third quarter 2021, and the Company’s penetration of all municipal issuance was 3.2% in third quarter 2022 compared with 5.4% in third quarter 2021.

In third quarter 2022, non-U.S. public finance GWP and PVP were primarily attributable to a secondary market guarantee of a portfolio of regulated utilities.

Nine Months 2022

Nine months 2022 U.S. public finance GWP and PVP were relatively consistent compared with nine months 2021, despite a 22% decrease in par written. Secondary market transactions constituted a larger portion of PVP and GWP in nine months 2022 compared with nine months 2021.

The average rating of U.S. public finance par written was A- in both nine months 2022 and nine months 2021. The Company’s direct par written in the primary market represented 56% of the total U.S. municipal market insured issuance in nine months 2022, compared with 60% in nine months 2021, and the Company’s penetration of all municipal issuance was 4.4% for nine months 2022 and 5.1% for nine months 2021.

In nine months 2022, non-U.S. public finance GWP and PVP were primarily attributable to secondary market guarantees and two U.K. water transactions.

Income from Investment Portfolio

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

CVIs issued by Puerto Rico and received as part of the March Puerto Rico Resolutions or the HTA PSA are classified as trading with changes in fair value reported in the consolidated statements on operations. The fair value of such instruments as of September 30, 2022 was $393 million.

Equity method investments in the Insurance segment include investments that the U.S. Insurance Subsidiaries make in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the change in net asset value (NAV) of AssuredIM Funds and the Company’s share of earnings of its other equity method alternative investments. The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. Adding inception-to-date distributed gains, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds. As of September 30, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $755 million, of which $536 million represented net invested capital and $219 million was undrawn.

Insurance Segment
Income from Investment Portfolio

	Third Quarter		Nine Months
	2022	2021	2022	2021

Net investment income
Externally managed	$46	$52	$139	$154
Loss mitigation securities and other	17	12	42	44
Managed by AssuredIM (1)	6	4	15	12
Intercompany loans	2	2	7	7
Investment income	71	70	203	217
Investment expenses	(2)	(1)	(5)	(4)
Net investment income	$69	$69	$198	$213

Fair value gains (losses) on trading securities	$(8)	$—	$(30)	$—

Equity in earnings (losses) of investees
AssuredIM Funds	$9	$23	$(13)	$70
Other	(20)	10	(33)	30
Equity in earnings (losses) of investees	$(11)	$33	$(46)	$100
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

    Net investment income was $69 million in both third quarter 2022 and third quarter 2021 and decreased for nine months 2022 compared with nine months 2021, primarily due to lower average balances in fixed-maturity securities as assets were liquidated to meet the liquidity needs of the Company. The overall pre-tax book yield was 3.21% as of September 30, 2022 and 3.10% as of September 30, 2021. Excluding the internally managed portfolio, pre-tax book yield was 3.01% as of September 30, 2022 and 2.87% as of September 30, 2021.

Equity in earnings of AssuredIM Funds in third quarter 2022 was a gain primarily attributable to positive income generated from assets held in the CLO fund, and a loss in nine months 2022 primarily attributable to lower valuations of assets held in CLO funds and the dilutive impact of a subsequent close of a healthcare fund. Equity in earnings of other alternative investments decreased in third quarter 2022 and nine months 2022 compared with third quarter 2021 and nine months 2021 primarily due to mark-to-market losses in a private equity fund.

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

    In order to efficiently evaluate and manage the economics of the entire insured portfolio, management compiles and analyzes expected loss information for all policies on a consistent basis. The discussion of losses that follows encompasses expected losses on all contracts in the insured portfolio regardless of accounting model, unless otherwise specified. Net expected loss to be paid (recovered) primarily consists of the present value of future: expected claim and LAE payments; expected recoveries from issuers or excess spread; cessions to reinsurers; expected recoveries/payables stemming from breaches of representation and warranties (R&W); and, the effects of other loss mitigation strategies. Assumptions used in the determination of the net expected loss to be paid (recovered) such as delinquency, severity, discount rates and expected time frames to recovery were consistent by sector regardless of the accounting model used.

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

Risk-Free Rates Used in Expected Loss (Recovery) for
U.S. Dollar Denominated Obligations

	As of September 30, 2022			As of June 30, 2022			As of December 31, 2021			As of September 30, 2021			As of June 30, 2021			As of December 31, 2020
Range	2.98%	–	4.18%	1.67%	–	3.41%	0.00%	–	1.98%	0.00%	–	2.13%	0.00%	–	2.14%	0.00%	–	1.72%
Weighted average	3.97%			2.90%			1.02%			0.78%			0.73%			0.60%

The composition of economic loss development (benefit) by accounting model and by sector are presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)			Net Economic Loss Development (Benefit)
	As of			Third Quarter		Nine Months
Accounting Model	September 30, 2022		December 31, 2021	2022	2021	2022	2021
	(in millions)
Insurance	$695	(1)	$364	(67)	(82)	$(137)	$(91)
FG VIEs	28		42	(6)	(10)	(16)	(17)
Credit derivatives	4		5	1	(2)	5	7
Total	$727		$411	$(72)	$(94)	$(148)	$(101)

Net exposure rated BIG	$5,869		$7,440
____________________
(1)     The increase in net expected loss to be paid is due to the receipt in third quarter 2022 of $147 million in cash and $672 million of original notional of CVI from the Commonwealth, pursuant to the GO/PBA Plan and the terms of the HTA PSA.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
By Sector

	Net Expected Loss to be Paid (Recovered)		Net Economic Loss Development (Benefit)
	As of		Third Quarter		Nine Months
Sector	September 30, 2022	December 31, 2021	2022	2021	2022	2021
	(in millions)
U.S. public finance	$626	$197	$24	$(29)	$(16)	$(13)
Non-U.S. public finance	6	12	(2)	(2)	(6)	(15)
Structured finance
U.S. RMBS	52	150	(95)	(65)	(127)	(82)
Other structured finance	43	52	1	2	1	9
Structured finance	95	202	(94)	(63)	(126)	(73)
Total	$727	$411	$(72)	$(94)	$(148)	$(101)

Effect of changes in the risk-free rates included in economic loss development (benefit)			(25)	(1)	$(114)	$(34)

        Third Quarter 2022 Net Economic Loss Development

Public Finance: The economic loss development on U.S. exposures in third quarter 2022 was $24 million, and was primarily attributable to healthcare and Puerto Rico exposures, partially offset by the effect of changes in discount rates. Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $4.2 billion as of September 30, 2022 compared with $5.4 billion as of December 31, 2021. The reduction in net par was primarily due to the March Puerto Rico Resolutions discussed in Item 1. Financial Statements, Note 3, Outstanding Exposure.

U.S. RMBS: The economic benefit attributable to U.S. RMBS was $95 million and was primarily attributable to a $27 million benefit related to the purchase of a loss mitigation security, a $26 million benefit related to updates in the projected conditional default rate (CDR) curves, a $17 million benefit on certain assumed RMBS transactions related to a settlement between a ceding company and a R&W provider, a $16 million benefit related to improved performance in certain transactions, a $12 million benefit related to changes in discount rates and a $7 million benefit related to higher recoveries for secured second lien charged-off loans, partially offset by losses of $10 million related to lower excess spread.

See Item 1, Financial Statements, Note 4, Expected Loss to be Paid (Recovered) for additional information.

Third Quarter 2021 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of both September 30, 2021 and December 31, 2020. The Company projected that its total net expected recovery across its troubled U.S. public finance exposures as of September 30, 2021 would be $9 million, compared with a net expected loss of $305 million as of December 31, 2020. The economic benefit on U.S. exposures in third quarter 2021 was $29 million, which was primarily attributable to certain Puerto Rico exposures.

U.S. RMBS: The economic benefit attributable to U.S. RMBS was $65 million and was mainly attributable to $56 million benefit for higher recoveries on charged-off second lien loans, and $19 million benefit for increased recoveries on certain deferred principal balances in first lien loans. In third quarter 2021, the Company also refined several assumptions based on consistently observed trends. The primary change was to include remaining COVID-19 forbearance loans in the relevant delinquency categories rather than applying a separate liquidation rate assumption to these loans.The change in assumption for COVID-19 forbearance loans, changes to the severity, CDR and other assumptions, netted together, partially offset the benefit from recoveries on charged-off loans and deferred principal balances for third quarter 2021.

Nine Months 2022 Net Economic Loss Development

Public Finance: The economic benefit on U.S. public finance exposures in nine months 2022 was $16 million, which was primarily attributable to changes in discount rates and higher projected revenues for certain exposures, partially offset by healthcare and Puerto Rico exposures.

U.S. RMBS: The net benefit attributable to U.S. RMBS was $127 million and was mainly related to a $56 million benefit related to changes in discount rates, a $43 million benefit related to improved performance in certain transactions, a $27 million benefit related to the purchase of a loss mitigation security, a $26 million benefit related to updates in the projected CDR curves, a $25 million benefit related to higher recoveries for secured second lien charged-off loans, a $17 million benefit on certain assumed RMBS transactions related to a settlement between a ceding company and a R&W provider, and an $12 million benefit related to lower severity assumptions, partially offset by losses of $79 million related to lower excess spread.

Nine Months 2021 Net Economic Loss Development

Public Finance: The economic benefit on U.S. public finance exposures in nine months 2021 was $13 million, which was primarily attributable to changes in discount rates, improved cash flows for certain transactions and improvement in certain Puerto Rico exposures, partially offset by deterioration in a student housing transaction. The economic benefit was approximately $15 million for non-U.S. public finance exposures mainly due to the impact of higher Euro InterBank Offered Rate (Euribor) and, separately, improved traffic and availability in certain road exposures.

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

Other Structured Finance: The economic loss development attributable to structured finance, excluding U.S. RMBS, was $9 million, which was primarily attributable to LAE for certain transactions.

    Insurance Segment Loss Expense

    The primary differences between net economic loss development and the amount reported as “loss and LAE” in the consolidated statements of operations are that loss and LAE: (i) considers deferred premium revenue in the calculation of loss reserves for financial guaranty insurance contracts; (ii) eliminates loss and LAE related to FG VIEs; and (iii) does not include estimated losses on credit derivatives.

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

Insurance Segment
Loss Expense (Benefit)

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
U.S. public finance	$4	$(23)	$70	$7
Non-U.S. public finance	—	—	—	(9)
Structured finance
U.S. RMBS	(82)	(58)	(104)	(68)
Other structured finance	3	3	2	10
Structured finance	(79)	(55)	(102)	(58)
Total Insurance segment loss expense (benefit)	$(75)	$(78)	$(32)	$(60)

    The difference between public finance loss expense and economic benefit in nine months 2022 was primarily attributable to the release of unearned premium reserve associated with extinguished Puerto Rico policies that previously had expected losses. The benefit in U.S. RMBS in all periods presented is primarily related to second lien transactions. For additional information on the expected timing of net expected losses to be expensed see Item 1, Financial Statements, Note 5, Contracts Accounted for as Insurance.

Other Operating Expenses

The decrease in other operating expenses in nine months 2022 compared with nine months 2021 was primarily attributable to the write-off of a $16 million intangible asset attributable to MAC insurance licenses in the first quarter of 2021. MAC was merged with and into AGM on April 1, 2021. See Item 1, Financial Statements, Note 1, Business and Basis of Presentation, for additional information.

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

	S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P)	Kroll Bond Rating Agency	Moody’s Investors Service, Inc. (Moody’s)	A.M. Best Company, Inc.
AGM	AA (stable) (7/8/22)	AA+ (stable) (10/21/22)	A1 (stable) (3/18/22)	—
AGC	AA (stable) (7/8/22)	AA+ (stable) (10/21/22)	(1)	—
Assured Guaranty Re Ltd. (AG Re)	AA (stable) (7/8/22)	—	—	—
Assured Guaranty Re Overseas Ltd. (AGRO)	AA (stable) (7/8/22)	—	—	A+ (stable) (7/22/22)
Assured Guaranty UK Limited (AGUK)	AA (stable) (7/8/22)	AA+ (stable) (10/21/22)	A1 (stable) (3/18/22)	—
Assured Guaranty (Europe) SA (AGE)	AA (stable) (7/8/22)	AA+ (stable) (10/21/22)	—	—
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

Asset Management Segment Results

Asset Management Segment Results

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Segment revenues
Management fees (1)	$18	17	66	55
Performance fees	2	—	20	1
Foreign exchange gains (losses) on remeasurement and other income (loss)	1	2	2	4
Total segment revenues	21	19	88	60
Segment expenses
Employee compensation and benefit expenses	16	19	62	53
Other operating expenses (1) (2)	8	10	29	29
Total segment expenses	24	29	91	82
Segment adjusted operating income (loss) before income taxes	(3)	(10)	(3)	(22)
Less: Provision (benefit) for income taxes	—	(3)	—	(6)
Segment adjusted operating income (loss)	$(3)	$(7)	$(3)	$(16)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the condensed consolidated statement of operations such reimbursable expenses are shown gross as revenues.
(2)    Includes amortization of intangible assets of $2 million for third quarter 2022, $3 million for third quarter 2021, $8 million for nine months 2022, and $9 million for nine months 2021.

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

Management Fees

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
CLOs	$12	$12	$36	$36
Opportunity funds and liquid strategies	6	4	29	13
Wind-down funds	—	1	1	6
Total management fees	$18	$17	$66	$55

Fees from opportunity funds increased primarily due to higher third party AUM in healthcare funds. Fees from the wind-down funds decreased as distributions to investors continued. As of September 30, 2022, AUM of the wind-down funds was $0.2 billion compared with $0.8 billion as of September 30, 2021 and $0.6 billion as of December 31, 2021.

Performance fees and increased compensation expenses in nine months 2022 were attributable to the healthcare and asset-based funds.

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

The Company’s calculation of AUM may differ from the calculation employed by other investment managers and, as a result, this measure may not be directly comparable to similar measures presented by other investment managers. The calculation also differs from the manner in which AssuredIM affiliates registered with the Securities and Exchange Commission (SEC) report “Regulatory Assets Under Management” on Form ADV and Form PF in various ways.

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

Roll Forward of Assets Under Management
Third Quarter 2022

	CLOs (1)	Opportunity Funds (2)	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, June 30, 2022	$15,176	$2,050	$372	$339	$17,937
Inflows - third party	—	1	—	—	1
Inflows - intercompany	115	—	1	—	116
Outflows:
Redemptions	—	—	—	—	—
Distributions	(154)	(47)	—	(114)	(315)
Total outflows	(154)	(47)	—	(114)	(315)
Net flows	(39)	(46)	1	(114)	(198)
Change in value	(186)	14	(6)	(17)	(195)
AUM, September 30, 2022	$14,951	$2,018	$367	$208	$17,544

Roll Forward of Assets Under Management
Nine Months 2022

	CLOs (1)	Opportunity Funds (2)	Liquid Strategies (3)	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2021	$14,699	$1,824	$389	$582	$17,494
Inflows - third party	1,049	292	21	—	1,362
Inflows - intercompany	165	—	105	—	270
Outflows:
Redemptions	—	—	—	—	—
Distributions	(511)	(190)	(125)	(389)	(1,215)
Total outflows	(511)	(190)	(125)	(389)	(1,215)
Net flows	703	102	1	(389)	417
Change in value	(451)	92	(23)	15	(367)
AUM, September 30, 2022	$14,951	$2,018	$367	$208	$17,544
_____________________
(1)    CLOs inflows and outflows include $105 million in third quarter 2022 and nine months 2022 related to the transfer of assets between two CLO funds.
(2)    Opportunity funds inflows in nine months 2022 are primarily related to the healthcare strategy fund. Distributions from opportunity funds include $41 million and $115 million in third quarter 2022 and nine months 2022, respectively, related to the AssuredIM Funds created prior to BlueMountain Acquisition. As of September 30, 2022, AUM related to these funds was $74 million.
(3)    Liquid strategies inflows and outflows in nine months 2022 relate to the transfer of assets from an existing municipal bond fund to a new municipal relative value fund.

Components of Assets Under Management

	CLOs (1)	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of September 30, 2022:
Funded AUM	$14,857	$1,304	$367	$186	$16,714
Unfunded AUM	94	714	—	22	830

Fee-earning AUM	$14,575	$1,766	$367	$110	$16,818
Non-fee earning AUM	376	252	—	98	726

Intercompany AUM
Funded AUM	$574	$192	$346	$—	$1,112
Unfunded AUM	93	125	—	—	218

As of December 31, 2021:
Funded AUM	$14,575	$1,297	$389	$560	$16,821
Unfunded AUM	124	527	—	22	673

Fee-earning AUM	$14,252	$1,527	$389	$408	$16,576
Non-fee earning AUM	447	297	—	174	918

Intercompany AUM
Funded AUM	$541	$217	$368	$—	$1,126
Unfunded AUM	123	121	—	—	244
_____________________
(1)    CLO AUM includes CLO Equity that is held by various AssuredIM Funds. This CLO Equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM Funds.

Corporate Division Results

Corporate Division Results

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Revenues	$1	1	3	1
Expenses
Interest expense	22	25	66	74
Loss on extinguishment of debt	—	175	—	175
Employee compensation and benefit expenses	7	5	20	15
Other operating expenses	5	6	18	15
Total expenses	34	211	104	279
Equity in earnings (losses) of investees	—	1	—	1
Adjusted operating income (loss) before income taxes	(33)	(209)	(101)	(277)
Less: Provision (benefit) for income taxes	(3)	(40)	(3)	(45)
Adjusted operating income (loss)	$(30)	$(169)	$(98)	$(232)

The Corporate division loss in third quarter 2021 was primarily due to the loss on extinguishment of debt of $175 million on a pre-tax basis ($138 million after-tax) associated with the redemption of AGMH and AGUS debt, which represented the difference between the amount paid to redeem the debt and the carrying value of the debt. The loss on extinguishment of debt primarily consisted of a $156 million acceleration of unamortized fair value adjustments that were originally recorded upon the acquisition of AGMH in 2009, and a $19 million make-whole payment associated with the redemption of $170 million of AGUS 5% Senior Notes. See Item 1. Financial Statements, Note 11, Long-Term Debt and Credit Facilities.

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense of $2 million in both third quarter 2022 and third quarter 2021, and $7 million in both nine months 2022 and nine months 2021. Intersegment interest expense relates primarily to the $250 million AGUS debt to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition.

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

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) entities whose debt obligations the insurance subsidiaries insure; (ii) custodial trusts established in connection with the consummation of the March Puerto Rico Resolutions; and (iii) investment vehicles such as collateralized financing entities, CLO warehouses and AssuredIM Funds. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs, and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

    Consolidating FG VIEs (as opposed to accounting for the related insurance contracts in the Insurance segment), has a significant gross-up effect on the consolidated financial statements, and includes: (i) the establishment of the FG VIEs’ assets and liabilities and related changes in fair value on the condensed consolidated financial statements; (ii) eliminating the premiums and losses associated with the financial guaranty insurance contracts between the insurance subsidiaries and the FG VIEs; and (iii) eliminating the investment balances associated with the insurance subsidiaries’ purchases of the debt obligations of the FG VIEs.

Consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs; (iii) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings (losses) of investees and (iv) establishing non-controlling interest for amounts not owned by the Company. The economic effect of the U.S Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, while the effect of CIVs is presented as separate line items (“assets of CIVs,” “liabilities of CIVs,” and redeemable and non-redeemable non-controlling interest) on a consolidated basis.

The table below reflects the effect of consolidating FG VIEs and CIVs on the condensed consolidated statements of operations. The amounts represent: (i) the revenues and expenses of the FG VIEs and the CIVs; and (ii) the consolidation adjustments and eliminations between consolidated FG VIEs or CIVs and the operating and investment subsidiaries.

Effect of Consolidating FG VIEs and CIVs on the Condensed Consolidated Statements of Operations
Increase (Decrease)

	Third Quarter		Nine Months
	2022	2021	2022	2021
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$11	$5	$27	$18
Fair value gains (losses) on CIVs	8	16	25	53
Equity in earnings (losses) of investees (2)	(9)	(11)	15	(35)
Other (3)	(8)	(13)	(32)	(26)
Effect on income before tax	2	(3)	35	10
Less: Tax provision (benefit)	1	(2)	3	(1)
Effect on net income (loss)	1	(1)	32	11
Less: Effect on noncontrolling interests (4)	(6)	3	25	11
Effect on net income (loss) attributable to AGL	$7	$(4)	$7	$—

By Type of VIE
FG VIEs	$6	$(4)	$9	$(1)
CIVs	1	—	(2)	1
Effect on net income (loss) attributable to AGL	$7	$(4)	$7	$—
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

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Net income (loss) attributable to AGL	$11	$17	$30	$126
Less pre-tax adjustments:
Realized gains (losses) on investments	(14)	3	(39)	4
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(49)	9	(46)	(41)
Fair value gains (losses) on CCS	1	(3)	12	(28)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(78)	(27)	(180)	(21)
Total pre-tax adjustments	(140)	(18)	(253)	(86)
Less tax effect on pre-tax adjustments	18	1	30	15
Adjusted operating income (loss)	$133	$34	$253	$197

Gain (loss) related to FG VIE and CIV consolidation, net of tax, included in adjusted operating income	$7	$(4)	$7	$—

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Gross realized gains on sales available-for-sale securities	$—	$—	$—	$2
Gross realized losses on sales available-for-sale securities	(10)	—	(33)	(2)
Net foreign currency gains (losses)	—	(2)	(3)	—
Change in credit impairment and intent to sell	(4)	5	(13)	1
Other net realized gains (losses)	—	—	10	3
Net realized investment gains (losses)	$(14)	$3	$(39)	$4

    Gross realized losses on sales of available-for-sale securities in third quarter 2022 and nine months 2022 were primarily attributable to sales of Puerto Rico recovery bonds. Other net realized gains in nine months 2022 relate primarily to the sale of one of the Company’s alternative investments.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of September 30, 2022, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread, and estimated contractual payments. See Item 1, Financial Statements, Note 9, Fair Value Measurement, for additional information.

Third quarter 2022 non-credit impairment unrealized fair value losses were generated primarily as a result of wider asset spreads and a tightening of AGC spreads. Nine months 2022 non-credit impairment unrealized fair value losses on credit derivatives were generated primarily as a result of wider asset spreads, partially offset by a widening of AGC spreads and changes in discount rates.

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

Effect of Changes in Credit Spread

	As of September 30, 2022		As of December 31, 2021
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain (Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(264)	$(70)	$(250)	$(96)
Base Scenario	(194)	—	(154)	—
Decrease of 25 bps	(128)	66	(83)	71
All transactions priced at floor	(28)	166	(37)	117
 ____________________
(1)Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

Fair Value Gains (Losses) on CCS

    Fair value gains on CCS in third quarter 2022 and nine months 2022 were primarily due to a significant increase in LIBOR. Fair value losses on CCS in third quarter 2021 and nine months 2021 were primarily due to a tightening in market spreads during the periods. Fair value of CCS is heavily affected by, and in part fluctuates with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivables, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar.

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

	As of September 30, 2022		As of December 31, 2021
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$4,929	$81.17	$6,292	$93.19
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(101)	(1.66)	(54)	(0.80)
Fair value gains (losses) on CCS	35	0.58	23	0.34
Unrealized gain (loss) on investment portfolio excluding foreign exchange effect	(672)	(11.07)	404	5.99
Less taxes	92	1.50	(72)	(1.07)
Adjusted operating shareholders’ equity	5,575	91.82	5,991	88.73
Pre-tax adjustments:
Less: Deferred acquisition costs	142	2.33	131	1.95
Plus: Net present value of estimated net future revenue	159	2.62	160	2.37
Plus: Net unearned premium reserve on financial guaranty contracts in excess of expected loss to be expensed	3,373	55.54	3,402	50.40
Plus taxes	(594)	(9.78)	(599)	(8.88)
Adjusted book value	$8,371	$137.87	8,823	130.67

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision of $6 and $5)	$27	$0.44	$32	$0.47
Adjusted book value (net of tax provision of $4 and $3)	16	0.27	23	0.34

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

Reconciliation of GWP to PVP

	Third Quarter 2022					Third Quarter 2021
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$54	$44	$(2)	$(2)	$94	$52	$21	$29	$4	$106
Less: Installment GWP and other GAAP adjustments (1)	—	44	(3)	(2)	39	(1)	22	27	4	52
Upfront GWP	54	—	1	—	55	53	(1)	2	—	54
Plus: Installment premiums and other (2)	3	37	—	—	40	2	18	19	3	42
PVP	$57	$37	$1	$—	$95	$55	$17	$21	$3	$96

	Nine Months 2022					Nine Months 2021
	Public Finance		Structured Finance			Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$160	$66	$4	$(1)	$229	$160	$70	$43	$4	$277
Less: Installment GWP and other GAAP adjustments (1)	—	66	1	(1)	66	33	49	39	4	125
Upfront GWP	160	—	3	—	163	127	21	4	—	152
Plus: Installment premiums and other (2)	3	67	—	7	77	38	42	28	3	111
PVP	$163	$67	$3	$7	$240	$165	$63	$32	$3	$263
___________________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturities such as loss mitigation securities. This also includes the present value of future premiums and fees associated with a financial guarantee written by the Company that, under GAAP, is accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of September 30, 2022		As of December 31, 2021
Sector	Net Par Outstanding	Average Rating	Net Par Outstanding	Average Rating
	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$71,751	A-	$72,896	A-
Tax backed	34,265	A-	35,726	A-
Municipal utilities	26,059	A-	25,556	A-
Transportation	19,204	BBB+	17,241	BBB+
Healthcare	10,747	BBB+	9,588	BBB+
Higher education	6,888	A-	6,927	A-
Infrastructure finance	6,391	A-	6,329	A-
Housing revenue	966	BBB-	1,000	BBB-
Investor-owned utilities	333	A-	611	A-
Renewable energy	183	A-	193	A-
Other public finance	1,055	BBB	1,152	A-
Total U.S. public finance	177,842	A-	177,219	A-
Non-U.S public finance:
Regulated utilities	16,340	BBB+	18,814	BBB+
Infrastructure finance	12,616	BBB	16,475	BBB
Sovereign and sub-sovereign	9,082	A+	10,886	A+
Renewable energy	2,022	A-	2,398	A-
Pooled infrastructure	1,003	AAA	1,372	AAA
Total non-U.S. public finance	41,063	BBB+	49,945	BBB+
Total public finance	218,905	A-	227,164	A-
Structured finance:
U.S. structured finance:
Life insurance transactions	3,272	AA-	3,431	AA-
RMBS	2,006	BBB-	2,391	BB+
Pooled corporate obligations	498	AA+	534	AA+
Financial products	470	AA-	770	AA-
Consumer receivables	470	A+	583	A+
Other structured finance	733	BBB+	665	BBB+
Total U.S. structured finance	7,449	A	8,374	A
Non-U.S. structured finance:
Pooled corporate obligations	304	AAA	351	AAA
RMBS	248	A-	325	A
Other structured finance	165	AA+	178	AA
Total non-U.S structured finance	717	AA	854	AA
Total structured finance	8,166	A	9,228	A
Total net par outstanding	$227,071	A-	$236,392	A-

Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of September 30, 2022 and December 31, 2021 was $4.4 billion and $4.9 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were BIG was $27 million and $43 million as of September 30, 2022 and December 31, 2021, respectively.

Exposure to Puerto Rico

    The Company had insured exposure to general obligation bonds of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations aggregating $2.1 billion net par outstanding as of September 30, 2022, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR).

The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in Item 1, Financial Statements, Note 3, Outstanding Exposure.

Exposure to Puerto Rico By Company
As of September 30, 2022

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO (2)	$—	$19	$6	$—	$25	$25
PBA (2)	1	4	—	(1)	4	4
Total GO/PBA Plan	1	23	6	(1)	29	29
PRHTA (Transportation revenue)	222	453	175	(79)	771	771
PRHTA (Highway revenue)	344	51	23	—	418	418
Total HTA PSA	566	504	198	(79)	1,189	1,189
Total Subject to a Plan or Support Agreement	567	527	204	(80)	1,218	1,218

Other Puerto Rico Exposures
PREPA	446	69	205	—	720	730
MFA (3)	101	6	24	—	131	138
PRASA and U of PR (3)	—	2	—	—	2	2
Total Other Puerto Rico Exposures	547	77	229	—	853	870
Total exposure to Puerto Rico	$1,114	$604	$433	$(80)	$2,071	$2,088
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

Amortization Schedule of Net Par of Puerto Rico
As of September 30, 2022

	Scheduled Net Par Amortization
	2022 (4Q)	2023 (1Q)	2023 (2Q)	2023 (3Q)	2023 (4Q)	2024	2025	2026	2027 - 2031	2032 - 2036	2037 - 2041	2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$—	$—	$—	$—	$—	$—	$—	$2	$23	$—	$—	$—	$25
PBA	—	—	—	2	—	—	2	—	—	—	—	—	4
Total - GO/PBA Plan	—	—	—	2	—	—	2	2	23	—	—	—	29
PRHTA (Transportation revenue)	—	—	—	34	—	4	29	24	164	310	201	5	771
PRHTA (Highway revenue)	—	—	—	32	—	33	34	1	78	240	—	—	418
Total - HTA PSA	—	—	—	66	—	37	63	25	242	550	201	5	1,189
Total Subject to a Plan or Support Agreement	—	—	—	68	—	37	65	27	265	550	201	5	1,218

Other Puerto Rico Exposures
PREPA	—	—	—	95	—	93	68	106	332	26	—	—	720
MFA	—	—	—	18	—	18	18	37	40	—	—	—	131
PRASA and U of PR	—	—	—	—	—	1	—	—	—	1	—	—	2
Total Other Puerto Rico Exposures	—	—	—	113	—	112	86	143	372	27	—	—	853

Total	$—	$—	$—	$181	$—	$149	$151	$170	$637	$577	$201	$5	$2,071

Amortization Schedule of Net Debt Service of Puerto Rico
As of September 30, 2022

	Scheduled Net Debt Service Amortization
	2022 (4Q)	2023 (1Q)	2023 (2Q)	2023 (3Q)	2023 (4Q)	2024	2025	2026	2027 - 2031	2032 - 2036	2037 - 2041	2042	Total
	(in millions)
Puerto Rico Exposures Subject to a Plan or Support Agreement
Commonwealth of Puerto Rico - GO	$—	$1	$—	$1	$—	$1	$1	$3	$27	$—	$—	$—	$34
PBA	—	—	—	3	—	—	2	—	—	—	—	—	5
Total - GO/PBA Plan	—	1	—	4	—	1	3	3	27	—	—	—	39
PRHTA (Transportation revenue)	—	20	—	53	—	42	67	61	322	423	237	5	1,230
PRHTA (Highway revenue)	—	11	—	43	—	53	52	18	159	279	—	—	615
Total - HTA PSA	—	31	—	96	—	95	119	79	481	702	237	5	1,845
Total Subject to a Plan or Support Agreement	—	32	—	100	—	96	122	82	508	702	237	5	1,884

Other Puerto Rico Exposures
PREPA	3	14	2	109	3	122	92	126	381	29	—	—	881
MFA	—	3	—	21	—	24	23	41	45	—	—	—	157
PRASA and U of PR	—	—	—	—	—	1	—	—	—	1	—	—	2
Total Other Puerto Rico Exposures	3	17	2	130	3	147	115	167	426	30	—	—	1,040

Total	$3	$49	$2	$230	$3	$243	$237	$249	$934	$732	$237	$5	$2,924

Financial Guaranty Exposure to U.S. RMBS

The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 1, Financial Statements, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 0.9% of the total net par outstanding, and BIG U.S. RMBS represent 17.8% of total BIG net par outstanding.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of September 30, 2022

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$10	$9	$—	$354	$15	$388
2005	23	125	16	186	56	406
2006	26	26	1	46	112	211
2007	—	199	16	600	154	969
2008	—	—	—	32	—	32
Total exposures	$59	$359	$33	$1,218	$337	$2,006

Exposures rated BIG	$40	$211	$16	$645	$117	$1,029

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

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of September 30, 2022	As of December 31, 2021
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	330	330
3.15% Senior Notes	3.15%	2031	500	500
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt subtotal			1,580	1,580
AGUS - intercompany loans from insurance subsidiaries
AGC and AGM	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00%	2023	20	20
AGUS intercompany loans subtotal			270	270
Total AGUS			1,850	1,850
AGMH
Junior Subordinated Debentures	6.40%	2066	300	300
Total AGMH			300	300
AGMH’s long-term debt purchased by AGUS (1)			(154)	(154)
U.S. Holding Company debt			$1,996	$1,996
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

	As of September 30, 2022
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$58	$4
Short-term investments, other invested assets and cash	33	121
Receivables from affiliates (2)	41	—
Receivable from U.S. Holding Companies	70	—
Other assets	2	51
Liabilities
Long-term debt	—	1,673
Loans payable to affiliates	—	270
Payable to affiliates (2)	10	17
Payable to AGL	—	70
Other liabilities	6	97
____________________
(1)    As of September 30, 2022, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’ investment in AGMH’s debt) were 6.2 years and 4.8 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Nine Months 2022
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$1	2
Expenses
Interest expense	—	66
Other expenses	31	7
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(30)	(71)
Net income (loss)	(30)	(64)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Significant Cash Flow Items

	Nine Months 2022
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries (1)	$385	$341
Interest paid	—	(47)
Investments in subsidiaries	—	(15)
Return of capital from subsidiaries	—	9
Dividends paid to AGL	—	(385)
Dividends paid	(49)	—
Repurchases of common shares (2)	(400)	—
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

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios, although the Company may enter into secured short-term loan facilities with financial institutions, as described below, to provide short-term liquidity for the payment of insurance claims it anticipates making in connection with the future resolutions of other Puerto Rico exposures. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of September 30, 2022, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

In addition, as of September 30, 2022, the Company has financial guaranty exposure to the general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations aggregating $2.1 billion net par outstanding, all of which is rated BIG. As set forth in Item 1, Financial Statements, Note 3, Outstanding Exposure, its $1.2 billion net outstanding par exposure to PRHTA is subject to a plan of adjustment filed by the FOMB with the Federal District Court of Puerto Rico on May 2, 2022 (HTA Plan). The Company anticipates making substantial claim payments in connection with the consummation of the HTA Plan, should consummation occur, and is taking this into account in projecting its liquidity needs.

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $429 million as of September 30, 2022. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of September 30, 2022, approximately $1.9 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

    Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2022 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $266 million, of which approximately $93 million is available for distribution in the fourth quarter of 2022.

•The maximum amount available during 2022 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $207 million, of which approximately $42 million is available for distribution in the fourth quarter of 2022.

•Based on the applicable law and regulations, in 2022 AG Re (a subsidiary of AGL) has the capacity to (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Bermuda Monetary Authority (the Authority) and (ii) declare and pay dividends in an aggregate amount up to approximately $236 million as of September 30, 2022. Such dividend capacity is further limited by (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $166 million as of September 30, 2022, and (ii) the amount of statutory surplus, which as of September 30, 2022 was a deficit of $45 million.

•Based on the applicable law and regulations, in 2022 AGRO (an indirect subsidiary of AG Re) has the capacity to (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority and (ii) declare and pay dividends in an aggregate amount up to approximately $106 million as of September 30, 2022. Such dividend capacity is further limited by (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $369 million as of September 30, 2022, and (ii) the amount of statutory surplus, which as of September 30, 2022 was $248 million.

Distributions From Insurance Company Subsidiaries

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Dividends paid by AGC to AGUS	$16	$15	$165	$52
Dividends paid by AGM to AGMH	77	104	173	186

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

As of September 30, 2022, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $264 million, including $229 million by AGC and $35 million by AG Re.

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

Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities is one-month LIBOR plus 200 bps. LIBOR may be discontinued. See “— Executive Summary — Other Matters — LIBOR Sunset” above and the Risk Factor captioned “The Company may be adversely impacted by the transition from LIBOR as a reference rate” under Operational Risks in Part I, Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income. Approximately 66% of the total investment portfolio is managed by external parties. Each of the three external investment managers must maintain a minimum average rating of A+/A1/A+ by S&P , Moody’s and Fitch Ratings Inc., respectively.

Changes in interest rates affect the value of the Company’s fixed-maturity securities. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of investment-grade, liquid instruments. Other invested assets include other alternative investments. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments, see Item 1, Financial Statements, Note 7, Investments, and Note 9, Fair Value Measurement.

Investment Portfolio
Carrying Value

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Fixed-maturity securities, available-for-sale (1)	$6,780	$8,202
Fixed-maturity securities, trading (2)	393	—
Short-term investments	1,177	1,225
Other invested assets	130	181
Total	$8,480	$9,608
____________________
(1)    As of September 30, 2022, fixed maturity securities includes $64 million of new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions.
(2)    Represents CVIs received under the March Puerto Rico Resolutions and the HTA PSA.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.1 years and 4.7 years as of September 30, 2022 and December 31, 2021, respectively.

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

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of September 30, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$242	$234
Due after one year through five years	1,775	1,575
Due after five years through 10 years	1,651	1,503
Due after 10 years	3,115	2,827
Mortgage-backed securities:
RMBS	432	361
Commercial mortgage-backed securities (CMBS)	291	280
Total	$7,506	$6,780

Available-for-Sale and Trading Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of September 30, 2022 and December 31, 2021. Ratings reflect the lower of Moody’s and S&P classifications, except for bonds purchased for loss mitigation and certain other securities, which use Assured Guaranty’s internal ratings classifications, or are not rated, such as the Puerto Rico securities received under the March Puerto Rico Resolutions.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of
Rating	September 30, 2022	December 31, 2021
AAA	14.8%	14.6%
AA	38.5	38.2
A	25.0	25.1
BBB	11.6	13.7
BIG (1)	8.3	7.5
Not rated (2)	1.8	0.9
Total	100.0%	100.0%
____________________
(1)Includes primarily loss mitigation securities. See Item 1, Financial Statements, Note 7, Investments, for additional information.
(2)As of September 30, 2022, primarily represent new recovery bonds received in connection with the consummation of the March Puerto Rico Resolutions.

The Company also had $393 million in trading fixed-maturity securities as of September 30, 2022 representing CVIs received under the March Puerto Rico Resolutions and the HTA PSA, which are not rated.

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities managed by external managers and AssuredIM, reported on the condensed consolidated balance sheets primarily consist of investments in renewable and clean energy and private equity funds managed by a third party.

The Insurance segment reports AGAS’ percentage ownership of AssuredIM Funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of September 30, 2022 and December 31, 2021, all of the funds in which AGAS invests are consolidated in the Company’s consolidated financial statements. The amounts in the table below represent the fair value of AGAS’ interests in the AssuredIM Funds. See Commitments below.

Fair Value of AGAS’ Interest in AssuredIM Funds

	As of
Strategy	September 30, 2022	December 31, 2021
	(in millions)
CLOs	$279	$228
Municipal bonds	104	107
Healthcare	86	115
Asset-based	105	93
Total	$574	$543

Equity in Earnings (Losses) of Investees of AGAS’ Investment in AssuredIM Funds

	Third Quarter		Nine Months
Strategy	2022	2021	2022	2021
	(in millions)
CLOs	$6	$9	$(10)	$27
Municipal bonds	—	—	(4)	2
Healthcare	3	12	(6)	35
Asset-based	—	2	7	6
Total	$9	$23	$(13)	$70

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted, totaled $211 million and $243 million as of September 30, 2022 and December 31, 2021, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,174 million and $1,231 million, based on fair value, as of September 30, 2022 and December 31, 2021, respectively.

Commitments

The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. Adding inception-to-date distributed gains, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds. As of September 30, 2022, the Insurance segment had total commitments to AssuredIM Funds of $755 million, of which $536 million represented net invested capital and $219 million was undrawn. The Company had unfunded commitments of $92 million as of September 30, 2022 related to certain of the Company’s alternative investments other than AssuredIM Funds.

AssuredIM

Sources and Uses of Funds

    AssuredIM’s sources of liquidity are: (1) cash from operations, including management and performance fees (which are unpredictable as to amount and timing); and (2) capital contributions from AGUS ($15 million and $15 million in nine months 2022 and nine months 2021, respectively, had been contributed to supplement cash from operations). As of September 30, 2022, AssuredIM had $30 million in cash and short-term investments.

    AssuredIM’s liquidity needs primarily include: (1) paying operating expenses including compensation; (2) paying dividends or other distributions to AGUS; and (3) capital to support growth and expansion of the asset management business. In third quarter 2022 and 2021, AssuredIM distributed $8.8 million to AGUS to fund AGUS’s interest payment on its intercompany debt to the insurance subsidiaries. That debt was incurred in October 2019 to fund the BlueMountain Acquisition.

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

As of September 30, 2022, these credit facilities had varying maturities ranging from 2023 to 2031 with the aggregate principal amount not exceeding $1.5 billion. The available commitment was based on the amount of equity contributed to the warehouse which was $337 million. As of September 30, 2022, $206 million was drawn under credit facilities with interest rates ranging from 3-month Euribor plus 150 basis points (bps) to 3-month SOFR plus 150 bps (with a floor on Euribor of zero). The CLO warehouses were in compliance with all financial covenants as of September 30, 2022.

As of September 30, 2022, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the amount of equity contributed to the funds. As of September 30, 2022, $62 million was drawn by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime floor of 3%). The fund was in compliance with all financial covenants as of September 30, 2022.

Condensed Consolidated Cash Flows

    The summarized condensed consolidated statements of cash flow in the table below presents the cash flow effect for the aggregate of the Insurance and Asset Management business and holding companies, separately from the aggregate effect of FG VIEs and CIVs.

Condensed Consolidated Cash Flow Summary

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in millions)
Net cash flows provided by (used in) operating activities, before effect of FG VIEs and CIVs consolidation	$87	$(66)	$(534)	$(20)
Effect of FG VIEs and CIVs consolidation (1)	(141)	(777)	(1,314)	(1,772)
Net cash flows provided by (used in) operating activities	(54)	(843)	(1,848)	(1,792)

Net cash flows provided by (used in) investing activities, before effect of FG VIEs and CIVs consolidation	25	400	1,006	57
Effect of FG VIEs and CIVs consolidation (1)	45	25	122	112
Net cash flows provided by (used in) investing activities	70	425	1,128	169

Net cash flows provided by (used in) financing activities, before effect of FG VIEs and CIVs consolidation
Dividends paid	(16)	(16)	(49)	(51)
Repurchases of common shares	(97)	(140)	(400)	(305)
Issuance of long-term debt, net of issuance costs	—	394	—	889
Redemptions and purchases of debt, including make-whole	—	(619)	—	(619)
Net cash flows provided by (used in) financing activities before effect of VIE consolidation	—	2	(6)	(12)
Effect of FG VIEs and CIVs consolidation (1)	109	742	1,110	1,664
Net cash flows provided by (used in) financing activities (2)	(4)	363	655	1,566

Effect of exchange rate changes	(4)	(1)	(6)	(1)
Increase (decrease) in cash and cash equivalents and restricted cash	8	(56)	(71)	(58)
Cash and cash equivalents and restricted cash at beginning of period	263	296	342	298
Cash and cash equivalents and restricted cash at the end of the period	$271	$240	$271	$240
____________________
(1)     This includes the effects of consolidating FG VIEs and CIVs.
(2)    Claims paid on consolidated FG VIEs are presented in the condensed consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

    Cash flows from operations, excluding the effect of consolidating VIEs, was an outflow of $534 million in nine months 2022 and an outflow of $20 million in nine months 2021. The increase in cash outflows during 2022 was primarily due to claim payments made net of cash recoveries received pursuant to GO/PBA Plan and the terms of the HTA PSA as well as higher tax payments. See Item 1. Financial Statements, Note 3, Outstanding Exposure, for additional information. Cash flows from operations attributable to the effect of VIE consolidation was negative in 2022 and 2021 due to the inclusion of investing activities of CIVs, which included cash outflows for purchases of investments, offset in part by sales of investments.

    Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows during 2022 was mainly attributable to lower purchases and higher disposals of fixed-maturity securities and sales of trading securities in 2022 to fund share repurchases and claim payments in connection with the March Puerto Rico Resolutions. See Item 1. Financial Statements, Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of share repurchases, dividends, and paydowns of FG VIEs’ liabilities, as well and CLO issuances and CLO warehouse financing activities In nine months 2021, it also included the issuance of 3.15% Senior Notes and 3.6% Senior Notes, and redemptions of a portion of AGMH and AGUS debt. See Item 1. Financial Statements, Note 11, Long-Term Debt and Credit Facilities. The decrease in financing cash flow activity from VIEs was primarily due to the decrease in issuances by the consolidated CLOs and CLO warehouses. See Item 1. Financial Statements, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From October 1 through November 7, 2022, the Company repurchased an additional 0.8 million of common shares. As of November 7, 2022, the Company was authorized to purchase $261 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 1, Financial Statements, Note 14, Shareholders’ Equity.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, there were no material changes to the market risks to which the Company is exposed since December 31, 2021.

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

Management of the Company, with the participation of its President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022. Based on their evaluation as of September 30, 2022 covered by this Form 10-Q, the Company’s President and Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective.

    There were no changes in the Company’s internal control over financial reporting during third quarter 2022 which were identified in connection with the evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

The following table reflects purchases of AGL common shares made by the Company during third quarter 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (2)
July 1 - July 31	551,926	$55.63	551,926	$118,835,799
August 1 - August 31	566,537	$54.67	566,537	$337,865,647
September 1 - September 30	673,676	$51.48	671,932	$303,271,357
Total	1,792,139	$53.76	1,790,395
____________________
(1)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through November 7, 2022, the Company has repurchased a total of 140 million common shares for approximately $4.6 billion, excluding commissions, at an average price of $32.89 per share. On August 3, 2022, the Company announced that the Board of Directors had authorized an additional $250 million of share repurchases. As of November 7, 2022, the remaining authorization the Company was authorized to purchase was $261 million of its common shares, on a settlement basis. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(2)     Excludes commissions.

ITEM 6.EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Document
22.0	Subsidiary Companies and Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.0 to Form 10-K for the year ended December 31, 2021)
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ASSURED GUARANTY LTD. (Registrant)

Dated November 8, 2022	By:	/s/ ROBERT A. BAILENSON

Robert A. Bailenson Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)