Form 10-K
period 2022-12-31
ASSURED GUARANTY LTD
filed 2023-03-01
CIK 1273813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of Common Shares held by non-affiliates of the Registrant as of the close of business on June 30, 2022 was 3,341,929,790 (based upon the closing price of the Registrant's shares on the New York Stock Exchange on that date, which was $55.79). For purposes of this information, the outstanding Common Shares which were owned by all directors and executive officers of the Registrant were deemed to be the only shares of Common Shares held by affiliates.
As of February 24, 2023, 59,056,267 Common Shares, par value $0.01 per share, were outstanding (including 36,403 unvested restricted shares).

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of Registrant’s definitive proxy statement relating to its 2023 Annual General Meeting of Shareholders to be held on May 3, 2023, are incorporated by reference to Part III of this report.

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

Any or all of Assured Guaranty’s forward looking statements herein are based on current expectations and the current economic environment and may turn out to be incorrect. Assured Guaranty’s actual results may vary materially. Among factors that could cause actual results to differ adversely are:

•significant changes in inflation, interest rates, the world’s credit markets or segments thereof, credit spreads, foreign exchange rates or general economic conditions, including the possibility of a recession;
•geopolitical risk, including war in Ukraine and the resulting economic sanctions, fragmentation of global supply chains, volatility in energy prices, potential for increased cyberattacks, and risk of intentional or accidental escalation;
•the possibility of a United States (U.S.) government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings;
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
•insured losses, including losses with respect to related legal proceedings, in excess of those expected by Assured Guaranty or the failure of Assured Guaranty to realize loss recoveries that are assumed in its expected loss estimates for insurance exposures, including as a result of the final resolution of Assured Guaranty’s remaining Puerto Rico exposures or the amounts recovered on securities received in connection with the resolution of Puerto Rico exposures already resolved;
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
•the possibility that strategic transactions made by Assured Guaranty, including its acquisition of BlueMountain Capital Management LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities (BlueMountain Acquisition), do not result in the benefits anticipated or subject Assured Guaranty to unanticipated consequences;
•difficulties with the execution of Assured Guaranty’s business strategy;

•loss of key personnel;
•the effects of mergers, acquisitions and divestitures;
•natural or man-made catastrophes or pandemics;
•other risk factors identified in AGL’s filings with the U.S. Securities and Exchange Commission (SEC);
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

Conventions

Unless otherwise noted, ratings on Assured Guaranty’s insured portfolio are Assured Guaranty’s internal ratings. The Company purchases attractively priced obligations that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). Ratings on Loss Mitigation Securities are also Assured Guaranty's internal ratings. Internal credit ratings are expressed on a rating scale similar to that used by the rating agencies and generally reflect an approach similar to that employed by the rating agencies, except that Assured Guaranty’s internal credit ratings focus on future performance, rather than lifetime performance. The Company excludes amounts from its outstanding insured par and debt service relating to Loss Mitigation Securities.

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

ASSURED GUARANTY LTD.
FORM 10-K

PART I

ITEM 1.    BUSINESS

Overview

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company incorporated in 2003 that provides, through its operating subsidiaries, credit protection products and asset management services. The Company provides credit protection products to the United States (U.S.) and non-U.S. public finance (including infrastructure) and structured finance markets, and manages assets across collateralized loan obligations (CLOs) as well as opportunity funds that build on its corporate credit, asset-based finance and healthcare experience.

In the Insurance segment, the Company applies its credit underwriting judgment, risk management skills and capital markets experience primarily to offer, through its several insurance subsidiaries, financial guaranty insurance that protects holders of debt instruments and other monetary obligations from defaults in scheduled payments. If an obligor defaults on a scheduled payment due on an obligation, including a scheduled principal or interest payment (collectively, debt service), the Company is required under its unconditional and irrevocable financial guaranty to pay the amount of the shortfall to the holder of the obligation. The Company markets its financial guaranty insurance directly to issuers and underwriters of public finance and structured finance securities as well as to investors in such obligations. The Company guarantees obligations issued principally in the U.S. and the United Kingdom (U.K.), and also guarantees obligations issued in other countries and regions, including Western Europe.

In the Asset Management segment, the Company provides asset management services through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM). AssuredIM provides investment advisory services to CLOs, opportunity funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM has managed structured and public finance, credit and special situation investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients. The Company established AssuredIM with the completion, on October 1, 2019, of its acquisition of all of the outstanding equity interests in BlueMountain Capital Management, LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities (the BlueMountain Acquisition). The Asset Management segment diversifies the risk profile and revenue opportunities of the Company.

Since the establishment of AssuredIM, the Company has been operating in two distinct operating segments, Insurance and Asset Management, and also has a Corporate division. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8, Financial Statements and Supplementary Data, Note 2, Segment Information, for financial results of the Company’s segments.

The Company continually evaluates its key business strategies, which fall into three areas: (1) insurance; (2) asset management and alternative investments; and (3) capital management. The Company seeks to grow the insurance business through new business production, acquisitions of legacy monolines or reinsurance of their portfolios, and to continue to mitigate losses in its current insured portfolio. The Company intends to grow its Asset Management business through strategic combinations. The Company is also using the investment knowledge and experience in AssuredIM to expand the categories and types of investments it makes. AssuredIM’s investing capabilities provide the Insurance segment with an opportunity to deploy excess capital at attractive returns, and to improve the risk-adjusted return on a portion of its investment portfolio. Finally, the Company pursues strategies to manage capital within the Assured Guaranty group more efficiently.

Insurance

Insurance Companies

    The Company’s largest line of business is Insurance. The Company primarily conducts financial guaranty business on a direct basis from the following companies: Assured Guaranty Municipal Corp. (AGM), Assured Guaranty Corp. (AGC), Assured Guaranty UK Limited (AGUK, formerly known as Assured Guaranty (Europe) plc) and, most recently, Assured Guaranty (Europe) SA (AGE). It also conducts insurance business through its Bermuda-based reinsurers Assured Guaranty Re Ltd. (AG Re) and Assured Guaranty Re Overseas Ltd. (AGRO). The following is a description of the Company’s principal insurance operating subsidiaries:

•Assured Guaranty Municipal Corp. AGM is located and domiciled in New York, and was organized in 1984 as “Financial Security Assurance Inc.” It provides financial guaranty insurance and reinsurance on debt obligations issued in the U.S. and non-U.S. public finance and infrastructure markets, including bonds issued by U.S. state or governmental authorities or notes issued to finance infrastructure projects.

•Assured Guaranty Corp. AGC is located in New York and domiciled in Maryland, was organized in 1985 and commenced operations in 1988. It provides insurance and reinsurance principally on debt obligations in the U.S and non-U.S. structured finance market and also offers guaranties on obligations in the U.S. and non-U.S. public finance and infrastructure markets. AGC acquired CIFG Assurance North America, Inc. (CIFGNA) in 2016 and Radian Asset Assurance Inc. (Radian Asset) in 2015, and merged them each with and into AGC, with AGC being the surviving entity.

•Assured Guaranty UK Limited and Assured Guaranty (Europe) SA. AGUK and AGE (the European Insurance Subsidiaries) offer financial guaranties in the non-U.S. public finance, infrastructure and structured finance markets. AGUK is a U.K. incorporated private limited company licensed as a U.K. insurance company and located in England that writes new business in the U.K. and certain other countries that are not part of the European Economic Area (EEA). AGUK was organized in 1990 and issued its first financial guaranty in 1994. AGE is a French incorporated company located in France and established in mid-2019 that has been authorized by the French insurance and banking supervisory authority, the Autorité de Contrôle Prudentiel et de Résolution (ACPR), to conduct financial guaranty business. AGE writes new business in the EEA.

•Assured Guaranty Re Ltd. and Assured Guaranty Re Overseas Ltd. AG Re and AGRO underwrite financial guaranty reinsurance, and AGRO also underwrites other specialty insurance and reinsurance that are in line with the Company’s risk profile and benefits from its financial guaranty underwriting experience. AG Re and AGRO write business as reinsurers of third-party primary insurers and of certain affiliated companies. AG Re is incorporated under the laws of Bermuda and is licensed as a Class 3B insurer under the Insurance Act 1978 and related regulations of Bermuda. AG Re indirectly owns AGRO, which is a Bermuda Class 3A and Class C insurer.

Support of the European Insurance Subsidiaries

AGM and AGC (the U.S. Insurance Subsidiaries) provide support to the European Insurance Subsidiaries through reinsurance and other agreements.

Support of AGUK

AGM and AGUK implemented in 2011 a co-guarantee structure pursuant to which: (i) AGUK directly guarantees a specified portion of the public finance obligations issued in a particular transaction rather than guaranteeing 100% of the issued obligations; (ii) AGM directly guarantees the balance of the guaranteed public finance obligations; and (iii) AGM also provides a second-to-pay guarantee for AGUK’s portion of the guaranteed public finance obligations (Public Finance Co-Guarantee Structure). The co-guarantee split for public finance business, which has been in effect since October 2018, is 15% AGUK and 85% AGM.

Effective July 1, 2021, AGC and AGUK implemented a co-guarantee structure for non-public finance business that, other than the covered business, is identical to the AGM/AGUK Public Finance Co-Guarantee Structure (Non-Public Finance Co-Guarantee Structure). The co-guarantee split for non-public finance business is 15% AGUK and 85% AGC.

Separate and apart from the Public Finance Co-Guarantee Structure and the Non-Public Finance Co-Guarantee Structure, AGM provides support to AGUK through a quota share and excess of loss reinsurance agreement (Reinsurance Agreement) and a net worth maintenance agreement (Net Worth Agreement). Under the quota share cover of the Reinsurance Agreement, AGM reinsures approximately 95-99% of AGUK’s retention (after cessions to other reinsurers) of most of the outstanding financial guaranties that AGUK wrote prior to the implementation of the Public Finance Co-Guarantee Structure in 2011.

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

AGUK may terminate the Reinsurance Agreement (i.e., both its quota share and excess of loss covers) upon the occurrence of any of the following events: (i) AGM’s rating by Moody’s Investors Service, Inc. (Moody’s) falls below “Aa3” or its rating by S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P), falls below “AA-” (and AGM fails to restore such rating(s) within a prescribed period of time); (ii) AGM’s insolvency, failure to maintain the minimum capital required under the laws of AGM’s domiciliary jurisdiction, filing a petition in bankruptcy, going into liquidation or rehabilitation, or having a receiver appointed; or (iii) AGM’s failure to maintain its required collateral described above.

Under the Net Worth Agreement, AGM is obligated to make capital contributions to AGUK in amounts sufficient to ensure that AGUK maintains capital resources equal to 110% of the greatest of the amounts as may be required by the PRA as a condition of AGUK maintaining its authorization to carry on a financial guarantee business in the U.K., provided that such contributions: (i) do not exceed 35% of AGM’s policyholders’ surplus as determined by the laws of the State of New York; and (ii) are in compliance with a provision of the New York Insurance Law requiring notice to, or approval by, the New York State Department of Financial Services (the NYDFS) for transactions between affiliates that exceed certain thresholds. The Net Worth Agreement obligates AGM to provide AGUK with support similar to that which AGM also provides AGUK under the excess of loss cover of the Reinsurance Agreement, except the latter is meant to protect against erosion of AGUK’s capital resources due to insurance and/or reinsurance losses in AGUK’s insured portfolio, while the former is meant to protect against an erosion of AGUK’s capital resources for other reasons (e.g., poor investment performance or origination expenses exceeding premium). Given this purpose, the Net Worth Agreement clarifies that any amounts due thereunder must take into account all amounts paid, or reasonably expected to be paid, under the Reinsurance Agreement. The Net Worth Agreement also includes termination provisions substantially similar to those in the Reinsurance Agreement. AGM has never been required to make any contributions to AGUK’s capital under the current Net Worth Agreement.

Support of AGE

AGE has in place similar reinsurance and capital support agreements as are in place with AGUK.

AGM’s agreements with AGE generally apply to all AGE policies that insure public finance business in EEA jurisdictions. The agreements consist of:

(i) a quota share reinsurance agreement between AGE and AGM pursuant to which AGM provides the same reinsurance to AGE in respect of business that was transferred to AGE by AGUK pursuant to Part VII of the Financial Services and Markets Act 2000 (FSMA) (Part VII Transfer) effective October 1, 2020 as AGM provided to AGUK prior to such transfer (AGE also has similar agreements in effect with its affiliates, AGC and AG Re);

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

AGM and AGC secure their quota share reinsurance obligations to AGE under the agreements described above by depositing collateral in accounts maintained by an EEA financial institution and pledging such accounts to AGE under French law. The measure of AGM’s and AGC’s required collateral for AGE is generally the same as the measure of AGM’s required collateral for AGUK, except that the former is determined in accordance with French (versus U.K.) GAAP.

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

Insurance Acquisitions

The Company has acquired financial guaranty portfolios, including by acquiring financial guarantors which are no longer actively writing new business or acquiring (through reinsurance) their insured portfolios, and by commuting business that it had previously ceded. In the last several years, the Company has reassumed a number of previously ceded portfolios and has completed the acquisition of Radian Asset, CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG) and MBIA UK Insurance Limited (MBIA UK), the U.K. operating subsidiary of MBIA Insurance Corporation. On June 1, 2018, the Company closed a transaction with Syncora Guarantee Inc. (SGI) (SGI Transaction) under which AGC assumed, generally on a 100% quota share basis, substantially all of SGI’s insured portfolio and AGM reassumed a book of business previously ceded to SGI by AGM. The Company continues to investigate additional opportunities related to remaining legacy financial guaranty portfolios, but the number and size of the opportunities have decreased and there can be no assurance of whether or when the Company will find suitable opportunities on appropriate terms.

Insurance Portfolio - Financial Guaranty

Financial guaranty insurance generally provides an unconditional and irrevocable guaranty that protects the holder of a debt instrument or other monetary obligation against non-payment of scheduled principal and interest payments when due. Upon an obligor’s default on scheduled payments due on the debt obligation, whether due to its insolvency or otherwise, the Company is generally required under the financial guaranty contract to pay the investor the principal and interest shortfalls when due.

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

Both issuers of and investors in financial instruments may benefit from financial guaranty insurance. Issuers benefit when they purchase financial guaranty insurance for their new issue debt transaction because the insurance may have the effect of lowering an issuer’s interest cost over the life of the debt transaction to the extent that the insurance premium charged by the Company is less than the net present value of the difference between the yield on the obligation insured by Assured Guaranty (which carries the credit rating of the specific subsidiary that guarantees the debt obligation) and the yield on the debt obligation if sold on the basis of its uninsured credit rating. The principal benefit to investors is that the Company's guaranty provides increased certainty that scheduled payments will be received when due. A financial guaranty may also improve the marketability and liquidity of obligations, especially obligations with complex structures or backed by asset classes new to the market. In general, and especially in such instances, investors may be able to sell insured bonds more quickly and at a better price than the comparable uninsured debt.

As an alternative to traditional financial guaranty insurance, the Company also may provide credit protection relating to a particular security or obligor through a credit derivative contract, such as a credit default swap (CDS). Under the terms of a CDS, the seller of credit protection agrees to make a specified payment to the buyer of credit protection if one or more specified credit events occurs with respect to a reference obligation or entity. In general, the Company, as the seller of credit protection, specified as credit events in its CDS failure to pay interest and principal on the reference obligation, but the Company’s rights and remedies under a CDS may be different and more limited than under financial guaranty insurance of an entire issuance.

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

U.S. Public Finance Obligations   The Company insures and reinsures a number of different types of U.S. public finance obligations. The types of U.S. public finance obligations the Company insures include the following:

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

Regulated Utility Obligations are obligations issued by government-regulated providers of essential services and commodities, including electric, water and gas utilities, supported by the rates and charges paid by the utilities’ customers. The majority of the Company’s non-U.S. regulated utility business is conducted in the U.K.

Infrastructure Finance Obligations are obligations issued by a variety of entities engaged in the financing of non-U.S. infrastructure projects, such as roads, airports, ports, social infrastructure, student accommodations, stadiums, and other physical assets delivering essential services supported either by long-term concession arrangements or a regulatory regime. The majority of the Company’s non-U.S. infrastructure business is conducted in the U.K.

Pooled Infrastructure Obligations are synthetic asset-backed obligations that take the form of CDS obligations or credit-linked notes that reference either infrastructure finance obligations or a pool of such obligations, with a defined deductible to cover credit risks associated with the referenced obligations. The Company has not entered into a pooled infrastructure transaction since 2006.

Sovereign and Sub-Sovereign Obligations primarily includes obligations of local, municipal, regional or national governmental authorities or agencies outside of the U.S.

Renewable Energy Bonds are obligations secured by revenues relating to renewable energy sources, typically solar or wind farms. These transactions often benefit from regulatory support in the form of regulated minimum prices for the electricity produced. The majority of the Company’s non-U.S. renewable energy business is conducted in Spain.

Other Public Finance Obligations are obligations of, or backed by, local, municipal, regional or national governmental authorities or agencies not generally described in any of the other described categories.

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

Financial Products Business is the guaranteed investment contracts (GICs) portion of a line of business previously conducted by Assured Guaranty Municipal Holdings Inc. (AGMH) that the Company did not acquire when it purchased AGMH in 2009 from Dexia SA and that is being run off. That line of business consisted of AGMH’s GIC business, its medium term notes business and the equity payment agreements associated with AGMH’s leveraged lease business. Although Dexia SA and certain of its affiliates (Dexia) assumed the liabilities related to such businesses when the Company purchased AGMH, AGM policies related to such businesses remained outstanding. Assured Guaranty is indemnified by Dexia SA and certain of its affiliates against loss from the former financial products business.

Until November 2008, AGMH’s former financial products segment had been in the business of borrowing funds through the issuance of GICs insured by AGM and reinvesting the proceeds in investments that met AGMH’s investment criteria. In June 2009, in connection with the Company’s acquisition of AGMH from Dexia Holdings Inc., Dexia SA, the ultimate parent of Dexia Holdings Inc., and certain of its affiliates, entered into a number of agreements intended to mitigate the credit, interest rate and liquidity risks associated with the GIC business and the related AGM insurance policies. Some of those agreements have since terminated or expired, or been modified. As of December 31, 2022, the aggregate accreted GIC balance was approximately $0.5 billion, compared with approximately $10.2 billion as of December 31, 2009. As of December 31, 2022, the aggregate fair market value of the assets supporting the GIC business plus cash and positive derivative value exceeded by nearly $0.7 billion the aggregate principal amount of all outstanding GICs and certain other business and hedging costs of the GIC business.

AGMH’s financial products business had also issued medium term notes insured by AGM, reinvesting the proceeds in investments that met AGMH’s investment criteria. As of December 31, 2022, only $228 million of insured medium term notes remain outstanding.

The financial products business also included the equity payment undertaking agreement portion of the leveraged lease business, described in Liquidity and Capital Resources, Liquidity Requirements and Sources, Insurance Subsidiaries.

Other Structured Finance Obligations are obligations backed by assets not generally described in any of the other described categories.

Insurance Portfolio - Specialty Business

    The Company also provides specialty insurance, reinsurance and guarantees in transactions with similar risk profiles to its structured finance exposures written in financial guaranty form. The Company provides such specialty insurance and reinsurance, for example, for life insurance transactions and aircraft residual value insurance (RVI) transactions.

Exposure Limits, Underwriting Procedures, and Credit Policy

Exposure Limits

    The Company establishes exposure limits and underwriting criteria for obligors, sectors and countries, and for individual insurance transactions. Risk exposure limits for single obligors are based on the Company’s capital resources and its assessment of potential frequency and severity of loss as well as other factors, such as historical and stressed collateral performance. Moreover, these limits are further constrained by both regulatory limits and rating agency requirements. Sector limits are based on the Company’s view of stress losses for the sector and on its assessment of correlation. Country limits are based on the size and stability of the relevant economy, and the Company’s view of the political environment and legal system. All of the foregoing limits are established in relation to the Company’s capital base.

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

Credit Policy

The Company maintains underwriting manuals that articulate the application of the principles in its risk appetite statement to its financial guaranty business. For new financial guaranty business, generally a risk must be viewed by the Company as investment grade at the time of underwriting to be eligible for insurance. The underwriting manuals also articulate the Company’s exposure limits and credit policies applicable to specific products.

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

The underwriting of regulated utilities outside of the U.S. primarily focuses on financial strength of the utility, financial covenants made by the utility, and regulations relevant to the specific jurisdiction. The Company also assesses each transaction for material environmental and climate change risks, and incorporates its assessment into its underwriting decisions.

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

Non-U.S. Structured Finance. The underwriting process for Non-U.S. Structured Finance transactions is substantially similar to the procedures described above for U.S. Structured Finance transactions, with additional consideration for the risks relating to the relevant jurisdiction for each transaction.

Importance of Financial Strength Ratings

Financial strength ratings reflect a rating agency’s opinion of an insurer’s ability to pay under its insurance policies and contracts in accordance with their terms. When the Company insures an obligation, the issuer or another party may request that one or more rating agencies providing financial strength ratings on the relevant insurance operating company assign a rating equivalent to that insurer’s financial strength rating to the specific obligation it insured. The ability to obtain such specific ratings is one attribute that makes the Company’s insurance products attractive in the market.

An insurer’s financial strength rating itself is not specific to any particular policy or contract; a rating agency must assign a rating to the insured obligation. A financial strength rating does not refer to an insurer's ability to meet non-insurance obligations and is not a recommendation to purchase any policy or contract issued by an insurer or to buy, hold, or sell any security insured by an insurer. The insurance financial strength ratings assigned by the rating agencies are based upon factors that the rating agencies believe are relevant to policyholders and are not directed toward the protection of investors in AGL’s common shares. Ratings reflect only the views of the respective rating agencies assigning them and are subject to continuous review and revision or withdrawal at any time.

Low financial strength ratings or uncertainty over the Company’s ability to maintain its financial strength ratings for its insurance operating companies would have a negative impact on issuers’ and investors’ perceptions of the value of the Company’s insurance product. Therefore, the Company manages its business with the goal of achieving high financial strength ratings.

A major component in arriving at a financial guaranty insurer’s rating has been the rating agency’s assessment of the insurer’s capital adequacy, with each rating agency employing its own proprietary model. These capital adequacy approaches include “stress case” loss assumptions for various risks or risk categories. The rating agencies have at various times materially increased stress case loss assumptions for various risks or risk categories, in some cases later reducing such stress case losses. This approach has made predicting the amount of capital required to maintain or attain a certain rating more difficult. In addition, both S&P and Moody’s have applied other factors, some of which are subjective, such as the insurer's business strategy and franchise value or the anticipated future demand for its product, to justify ratings for the Company’s insurance subsidiaries below the ratings implied by their own capital adequacy models. Currently, for example, S&P has concluded that Assured Guaranty’ insurance companies have “AAA” capital adequacy under the S&P model (but apply a downward adjustment due to a “largest obligor test” and rate them “AA”) and Moody’s has concluded that AGM has “Aa” capital adequacy under the Moody’s model (but rates it A2 based on other factors including the rating agency’s assessment of competitive profile, future profitability and market share). The application of these additional factors make it uncertain whether a rating downgrade could generally be avoided by raising additional capital or otherwise improving capital adequacy under the rating agency’s model.

Despite the unpredictable application of subjective factors that are in addition to a rating agency’s assessment of insurers’ capital adequacy, the Company has been able to maintain strong financial strength ratings. However, if a substantial downgrade of the financial strength ratings of the Company’s insurance subsidiaries were to occur in the future, such downgrade would adversely affect its business and prospects and, consequently, its results of operations and financial condition. The Company believes that if the financial strength ratings of any of its insurance subsidiaries were downgraded from their current levels, such downgrade could result in downward pressure on the premium that such insurance subsidiary would be able to charge for its insurance. The Company believes that so long as its insurance subsidiaries continue to have financial strength ratings in the double-A category from at least one of S&P or Moody’s, they are likely to be able to continue writing financial guaranty business with a credit quality similar to that historically written. However, if neither S&P nor Moody’s maintained financial strength ratings of an insurance subsidiary in the double-A category, or if either S&P or Moody’s were to downgrade an insurance subsidiary below the single-A level, it could be difficult for such insurance subsidiary to originate the current volume of new financial guaranty business with comparable credit characteristics.

The Company periodically assesses the value of each rating assigned to each of its companies, and may as a result of such assessment request that a rating agency add or drop a rating from certain of its companies. For example, a Moody’s rating was dropped from AG Re and AGRO in 2015, and was the subject of a rating withdrawal request by AGC (such request was declined by Moody’s).

See Item 1A. Risk Factors, Strategic Risks captioned “A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance and reinsurance subsidiaries may adversely affect its business and prospects” and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations — Insurance Segment — Financial Strength Ratings, for more information about the Company’s ratings.

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

    Assured Guaranty’s principal competition is in the form of obligations that issuers decide to issue on an uninsured basis. In the U.S. public finance market, when the difference in yield (or the credit spread) between a bond insured by Assured Guaranty and an uninsured bond is narrow, as is often the case in a low interest rate environment, investors may prefer greater yield over insurance protection, and issuers may find the cost savings from insurance less compelling. In contrast, when credit spreads are wider, there is comparatively more room for issuer savings and insurance premium. However, credit spreads may be narrower in a higher interest rate environment, as occurred in late 2022, and credit spreads may widen in a low interest rate environment, as occurred after the onset of the COVID-19 pandemic as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Economic Environment.

In the U.S. public finance market, Assured Guaranty is the only financial guaranty company active before the financial crisis that began in 2008 that has maintained sufficient financial strength to write new business continuously since the crisis began. Assured Guaranty has only one direct competitor for public finance financial guaranty business, Build America Mutual Assurance Company (BAM), a mutual insurance company that commenced business in 2012.

The Company estimates that, of the new U.S. public finance bonds sold with insurance in 2022, the Company insured approximately 59% of the par, while BAM insured approximately 41%. BAM is effective in competing with the Company for small to medium sized U.S. public finance transactions in certain sectors. BAM sometimes prices its guaranties for such transactions at levels the Company does not believe produces an adequate rate of return and so does not match, but BAM's pricing and underwriting strategies may have a negative impact on the amount of premium the Company is able to charge for its insurance for such transactions. However, the Company believes it has competitive advantages over BAM due to: AGM’s larger capital base; AGM’s ability to insure larger transactions and issuances in more diverse U.S. bond sectors; BAM’s higher leverage ratios than those of AGM; BAM’s inability to date to generate profits and to increase its statutory capital meaningfully; and AGM’s strong financial strength ratings from multiple rating agencies (in the case of AGM, AA+ from Kroll Bond Rating Agency (KBRA), AA from S&P and A1 from Moody’s, compared with BAM’s AA solely from S&P). Additionally, as a public company with access to both the equity and debt capital markets, Assured Guaranty may have greater flexibility to raise capital, if needed.

    In the non-U.S. structured finance and infrastructure markets, Assured Guaranty is the only financial guaranty insurance company currently writing new guaranties. Management considers the Company’s greater diversification to be a competitive advantage in the long run because it means the Company is not wholly dependent on conditions in any one market. In the non-U.S. infrastructure finance market, the uninsured execution serving as the Company’s principal competition occurs primarily in privately funded transactions where no bonds are sold in the public markets. In the structured finance market, the majority of our business is represented by bilateral transactions with counterparties (typically insurance companies or banks) where the motivation to buy our product relates to capital savings, and/or single risk or sectoral risk management. In this sector the Company’s principal competition is from nonpayment insurance and other forms of capital saving or risk syndication available to banks and insurers. In the securitization markets, uninsured execution occurs in both public and private transactions primarily where bonds are sold with sufficient credit or structural enhancement embedded in transactions, such as through overcollateralization, first loss insurance, excess spread or other terms, to make the bonds attractive to investors without bond insurance.

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

    In addition to monoline insurance companies, Assured Guaranty competes with other forms of credit enhancement, such as nonpayment insurance, letters of credit or credit derivatives provided by banks and other financial institutions, some of which are governmental enterprises, or direct guaranties of municipal, structured finance or other debt by federal or state governments or government sponsored or affiliated agencies. Alternative credit enhancement structures, and in particular federal government credit enhancement or other programs, can interfere with the Company’s new business prospects, particularly if they provide direct governmental-level guaranties, restrict the use of third-party financial guaranties or reduce the amount of transactions that might qualify for financial guaranties.

The Company believes that issuers and investors in securities will continue to purchase financial guaranty insurance, especially if credit spreads widen. U.S. municipalities have budgetary requirements that are best met through financings in the fixed income capital markets. Historically, smaller municipal issuers have frequently used financial guaranties in order to access the capital markets with new debt offerings at a lower all-in interest rate than on an unguaranteed basis. In addition, the Company expects long-term debt financings for infrastructure projects will grow throughout the world, as will the financing needs associated with privatization initiatives or refinancing of infrastructure projects in developed countries.

    The Company evaluates the amount of capital it requires based on an internal capital model as well as rating agency models and insurance regulations. The Company believes it has excess capital based on its internal capital model and rating agency models, and, to the extent permitted by insurance regulation or other regulatory authority, has been returning some of its excess capital to shareholders by repurchasing its common shares and paying dividends, and has been deploying some of its excess capital to acquire financial guaranty portfolios, asset management companies and alternative investments.

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

The Company is exploring alternative accretive growth strategies for its asset management business, with the goal of maximizing the value of this business for its stakeholders. The Company remains committed to growing asset management-related earnings and is pursuing strategies that would provide it with an avenue for such growth. Discussions regarding alternative accretive growth strategies are ongoing, and there can be no assurances that such discussions will result in any transaction. Please see Item 1A. Risk Factors, Strategic Risks captioned “Strategic transactions may not result in the benefits anticipated.”

Investment Managers

The following is a description of the Company’s principal investment management subsidiaries:

•AssuredIM LLC. AssuredIM LLC is a Delaware limited liability company established in 2003 and located in New York and is an investment adviser registered with the Securities and Exchange Commission (SEC). AssuredIM LLC serves as an investment adviser to pooled investment vehicles, special purpose vehicles for CLOs, and institutional accounts that are primarily U.S. and non-U.S. limited partnerships, U.S. limited liability companies, trusts and other non-U.S. companies. AssuredIM LLC generally provides investment management and supervisory services to its advisory clients on a discretionary basis. AssuredIM LLC was formerly known as BlueMountain Capital Management, LLC.

•Assured Investment Management (London) LLP. Assured Investment Management (London) LLP (AssuredIM London) is an affiliate of AssuredIM and serves as subadviser to AssuredIM, primarily with respect to issuers based in Europe, and is compensated by AssuredIM for its services. AssuredIM London was formerly known as Blue Mountain Capital Partners (London) LLP. AssuredIM London is registered with the Financial Conduct Authority (FCA) and is a relying adviser in AssuredIM LLC’s SEC registration.

•Assured Healthcare Partners LLC. Assured Healthcare Partners LLC (AHP) is a Delaware limited liability company formed in September 2020 as a continuation of the private healthcare strategy established at AssuredIM in 2013 to provide investment advisory services primarily focused on private investments in the healthcare sector. AHP serves as an investment adviser to certain funds, pooled investment vehicles or accounts, which are its advisory clients. AHP is a relying adviser in AssuredIM LLC’s SEC registration.

Management of a Portion of Insurance Company Capital

The Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns, improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The U.S. Insurance Subsidiaries, through their jointly-owned investment subsidiary, AG Asset Strategies LLC (AGAS), are authorized to invest up to $750 million in funds managed by AssuredIM (AssuredIM Funds). Adding distributed gains from inception through December 31, 2022, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds through AGAS. As of December 31, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $755 million, of which $536 million represented net invested capital and $219 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, and healthcare structured capital. As of December 31, 2022 and December 31, 2021, the fair value of AGAS’ interest in AssuredIM Funds was $569 million and $543 million, respectively. In addition, the U.S. Insurance Subsidiaries invested $550 million in third-party separately managed accounts under an Investment Management Agreement (IMA) with AssuredIM. As of December 31, 2022, total capital managed by AssuredIM on behalf of the Company was $1.2 billion. These investments provide the Company with an opportunity to enhance its returns on a meaningful portion of its portfolio. They also have had the effect of facilitating the growth of AssuredIM’s CLO business and the launch on the AssuredIM platform of new products or funds in the asset-based and healthcare sectors. All of the AssuredIM Funds that were established since the BlueMountain Acquisition and in which the Company directly invested are consolidated as of December 31, 2022. Consolidated AssuredIM Funds are not included in the investment portfolio on the balance sheet, but instead as assets and liabilities of consolidated investment vehicles (CIVs). CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses.

Asset Management Strategies

CLOs

The Company’s CLO management business was established in 2005 and is the largest business by assets under management (AUM) in the Asset Management segment. As of December 31, 2022, CLOs consisted of $15.2 billion in AUM. The Company is among the top 25 global managers of CLOs when measured by AUM, according to Creditflux Ltd., issuing CLOs in both the U.S. and Europe. The CLOs managed by the Company are backed predominantly by non-investment grade first-lien senior secured loans. The CLOs typically have reinvestment periods ranging from three to five years with a stated maturity of 12 to 13 years. The Company employs an active portfolio management strategy focused on seeking relative value and maximizing absolute return of the loan portfolio.

The Company also manages a fund that invests in the equity of U.S. and European CLOs as well as the first loss equity of CLO warehouses managed by AssuredIM. (A CLO warehouse is a special purpose vehicle that invests in a diverse portfolio of loans until such time as sufficient loans have been acquired and the market conditions are opportune to securitize and issue a new CLO.) The CLO fund has the ability to, and may at times, invest in the mezzanine securities of a CLO managed by AssuredIM. The Company has committed capital to, and invests in, the CLO fund through AGAS. The Company has committed $380 million to the CLO Fund, and as of December 31, 2022, $276 million has been funded.

In addition to CLO management, the Company offers CLO investing capabilities, deploying managed capital across the entire CLO capital structure. The Company’s CLO investment management team manages funds for the Company’s Insurance segment under an IMA in a separately managed account. This account invests in investment grade CLO tranches managed by unaffiliated managers.

Opportunity Funds

Opportunity funds invest in strategies that may have higher concentrations in less liquid investments. Typically, opportunity funds have limited redemption rights and instead offer contractual cash flow distributions based on the legal agreement of each respective opportunity fund. The Company manages opportunity funds that focus on healthcare investments, and asset-based investments.

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

Liquid Strategies

The municipal investment management team currently invests in investment grade municipal securities as an income generation strategy for the Company’s Insurance segment in a separately managed account under an IMA. This strategy seeks to maximize after-tax income and total return across a broad portfolio of both taxable and tax-exempt municipal bonds. It also seeks to generate returns through a combination of investment yield and price return due to credit spread changes and duration impact.

Wind-Down Funds

The Company manages several funds that were established prior to the BlueMountain Acquisition and are currently returning capital to investors. These funds are structured as co-mingled hedge funds and single investor funds not otherwise described above. The Company does not have any capital commitments to these funds.

Asset Management Revenues

    Fees in respect of investment advisory services are the largest components of revenues for the Asset Management segment. The Company is compensated for its investment advisory services generally through management fees charged to its advisory clients that are typically based on a percentage of value of a client’s net AUM. The Company believes that AUM was impacted by a range of factors in 2022, including the condition of the global economy and financial markets, the widening of CLO spreads following Russia’s invasion of Ukraine, the runoff of legacy funds, and certain strategic limitations during the year. AUM may also be impacted by the relative attractiveness of the investment strategies of AssuredIM, and regulatory or other governmental policies or actions.

With respect to the CLOs, the Company earns management fees on the total adjusted par outstanding of a CLO. A portion of fees are paid senior (senior investment management fees) in the structure and a portion is paid after all notes have received current interest (subordinated investment management fees). Existing CLOs have total fees of between 25 basis points (bps) and 50 bps per annum that are paid on a quarterly basis. In the typical structure, downgrades of underlying loans and defaults of underlying loans may cause the CLO to fail one or more performance tests. If such test failure occurs, subordinated investment management fees are not paid in that quarter and are deferred until the CLO resumes passing these tests. In addition, the subordinated notes or more commonly referred to as CLO equity (CLO Equity) of the CLO do not receive distributions when such tests are failing. Funds that would have been used to pay the CLO Equity are required to be used to buy new loans or pay down the senior notes of the CLO. Over time, the CLO may come back into compliance with these performance tests by reinvesting excess spread in new loans, improvements in the underlying loans and through active trading. If and when the CLO comes back into compliance, the deferred subordinated investment management fees are paid and the CLO Equity resumes its quarterly distributions.

When a market dislocation or negative credit cycle causes the deferral of subordinated investment management fees and suspension of CLO Equity distributions, the Company may be impacted in two ways. First, the subordinated fees are deferred and not currently paid to AssuredIM, as occurred in 2020 (all such deferred subordinated fees have since been collected). Second, the investments in the CLO Equity made by an AssuredIM Fund held by the Company through AGAS will typically see a decline in market value, reducing insurance segment adjusted operating income. The fair value of the Insurance segment’s investment in AssuredIM-managed CLO funds at December 31, 2022 was $272 million.

With respect to opportunity funds, the Company typically receives monthly or quarterly management fees. In certain opportunity funds the Company receives management fees expressed as a percentage of the committed amount and funded amount while in other opportunity, liquid strategy and wind-down funds, fees are expressed as a percentage of their net assets values.

    In addition, the Company may receive performance-based fees (performance fees, incentive allocations, and carried interest are collectively referred to as performance fees) with respect to a performance period, typically expressed as a percentage of net profits. For certain opportunity funds, and wind-down funds, performance-based fees are typically allocated to each investor on an annual basis, payable at the end of each year or performance period. For these funds, performance-based fees are typically reduced by the amount of management fees paid over a specified period and/or subject to a “high-water mark” or “loss carryforward provision”. (A “high-water mark” provision typically requires that, once a performance fee is paid based on net asset value (NAV) or other measure during a period, any subsequent performance fee be measured from that value, or high-water mark; and a “loss carryforward” provision similarly ensures that losses must be recouped before the fund manager receives any incentive compensation. With respect to certain opportunity funds, the Company receives performance-based fees if and to the extent one or more contractual thresholds, such as a certain rate of return or a multiple on invested capital (each a “hurdle”), is exceeded.
    Depending on the characteristics of a fund, fees may be higher or lower. The Company reserves the right to credit, reduce or waive some or all fees for certain investors, including investors affiliated with the Company. Further, to the extent that the Company’s wind-down and/or opportunity funds are invested in the Company’s managed/serviced CLOs, the Company may rebate any management fees and/or performance-based fees earned from the CLOs to the extent that such fees are attributable to the funds’ holdings of CLOs also managed or serviced by the Company.

Competition

    The asset management industry is a highly competitive market. AssuredIM competes with many other firms in every aspect of the asset management business, including raising funds, seeking investments, and hiring and retaining talented professionals. Some of AssuredIM’s asset management competitors are substantially larger and have considerably greater financial, technical and marketing resources. Certain of these competitors periodically raise significant amounts of capital in investment strategies that are also pursued by AssuredIM. Some of these competitors also may have a lower cost of capital and access to funding sources that are not available to AssuredIM and/or the Company, which may create further competitive challenges with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances or make different risk assessments, allowing them to consider a wider variety of investments and establish broader networks of business relationships than those available to AssuredIM and/or the Company. On the other hand, the Company believes being part of a financial services company the size of the Company gives AssuredIM a number of key advantages as compared with many of its competitors, especially those that are smaller. For example, the Company is able to provide AssuredIM with access to capital to help initiate its strategies and to share its institutional experience in a number of asset classes. In addition, the Company believes that AssuredIM has built a platform that is scalable for future strategies.

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

On the consolidated balance sheet, approximately 98% of the reported total investments, which were $8.4 billion as of December 31, 2022 and $9.6 billion as of December 31, 2021, represent fixed-maturity securities and short-term investments consisting primarily of the following.

Assets Managed by External Investment Managers: The Company’s three external asset managers are Goldman Sachs Asset Management, L.P., Wellington Management Company, LLP, and MacKay Shields LLC, each of which has discretionary authority over the portion of the investment portfolio it manages, within the limits of the investment guidelines approved by the Company’s Board of Directors. Each manager is compensated based upon a fixed percentage of the market value of the portion of the portfolio being managed by such manager. Wellington Management Company LLP owns or manages funds that own more than 5% of the Company’s common shares. As of December 31, 2022, 67% of the investment portfolio, with a fair value of $5.6 billion, compared with 72% or $7.0 billion as of December 31, 2021, is externally managed.

Puerto Rico New Recovery Bonds and Contingent Value Instruments (CVIs): After over five years of negotiations, in 2022 a substantial portion of the Company’s Puerto Rico exposure was resolved in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico):

• On January 18, 2022, the Federal District Court of Puerto Rico, acting under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), entered an order and judgment confirming the Modified Eighth Amended Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority (GO/PBA Plan).

• On January 20, 2022, the Federal District Court of Puerto Rico, acting under Title VI of PROMESA, entered an order under Title VI of PROMESA (PRCCDA Modification) modifying the debt of the Puerto Rico Convention Center District Authority (PRCCDA).

• On January 20, 2022, the Federal District Court of Puerto Rico, acting under Title VI of PROMESA, entered another order under Title VI of PROMESA (PRIFA Modification) modifying certain debt of the Puerto Rico Infrastructure Financing Authority (PRIFA).

• On October 12, 2022, the Federal District Court of Puerto Rico, acting under Title III of PROMESA, entered an order and judgment confirming the Modified Fifth Amended Title III Plan of Adjustment (HTA Plan) of the Puerto Rico Highways and Transportation Authority (PRHTA).

As a result of the consummation on March 15, 2022 of each of the GO/PBA Plan, PRCCDA Modification and PRIFA Modification and the consummation on December 6, 2022 of the HTA Plan (together, the 2022 Puerto Rico Resolutions), including claim payments made by the Company under the 2022 Puerto Rico Resolutions, the Company’s obligations under its insurance policies covering debt of the PRCCDA and PRIFA were extinguished, and its insurance exposure to Puerto Rico GO, PBA and PRHTA was greatly reduced. In connection with the consummation of the 2022 Puerto Rico Resolutions, the Company received substantial amounts of cash and CVIs, as well as new general obligation bonds (under the GO/PBA Plan) (New GO Bonds) and new bonds backed by toll revenues (under the HTA Plan) (Toll Bonds, and together with the New GO Bonds, New Recovery Bonds). See Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure. As of December 31, 2022, 7.9% of the investment portfolio, with a fair value of $661 million, represents New Recovery Bonds and CVIs obtained as part of the 2022 Puerto Rico Resolutions (excluding amounts held in the consolidated

Puerto Rico Trusts). The Company has continued to sell New Recovery Bonds received as salvage, and had $486 million fair value of New Recover Bonds and CVIs remaining as of February 24, 2023.

Loss Mitigation Securities: As of December 31, 2022, Loss Mitigation Securities represent 6.1% of the investment portfolio or $508 million at fair value (excluding the benefit of any insurance provided by the Company). As of December 31, 2021, the Company had $581 million of such securities, at fair value, representing 6.1% of its reported investment portfolio.

Fixed-Maturity Securities Managed by AssuredIM: The Company also has a portfolio of investment grade municipal bonds and investment grade tranches of CLOs, which represents approximately 6% of the investment portfolio with a fair value $537 million, and $541 million as of December 31, 2022 and December 31, 2021, respectively, that are managed by AssuredIM under an IMA.
In addition to its fixed-maturity and short-term investments portfolio, the Company also invests in non-AssuredIM alternative investments. As of December 31, 2022 and December 31, 2021, the Company had $123 million and $169 million, respectively, in other non-AssuredIM alternative investments.

In addition to assets reported in the total investment line item on the consolidated financial statements, the Company has other invested capital that is reported on the consolidated balance sheets as part of financial guaranty variable interest entities (FG VIEs) assets or as CIVs with other investors’ ownership interest reported as noncontrolling interests. See Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

AssuredIM Funds and CLOs: The Company considers leveraging the knowledge and experience of AssuredIM to manage its assets to be a value-added opportunity, and has authorized up to $750 million of Insurance segment assets to be invested in AssuredIM Funds. The portion of the Insurance segment’s assets that is invested in AssuredIM Funds is excluded from the amounts reported in investments if, under accounting principles generally accepted in the U.S. (GAAP), the entity is consolidated. In instances where consolidation of these entities is required, the assets and liabilities of consolidated AssuredIM Funds and CLOs are reported in the line items captioned “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles,” resulting in a gross-up of the Company’s consolidated assets and liabilities.

As of December 31, 2022 and December 31, 2021, all AssuredIM Funds in which the Insurance segment invests were consolidated, and the U.S. Insurance Subsidiaries had investments in AssuredIM Funds with a fair value of $569 million and $543 million on those dates, respectively. These are reported as a component of CIVs in the Company's consolidated financial statements. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Investment Portfolio — Other Investments.

Puerto Rico Trust Assets: In addition to New Recovery Bonds and CVIs described above, for bondholders that elected to receive custody receipts that represent an interest in the legacy insurance policy plus any cash, New Recovery Bonds and CVIs under the 2022 Puerto Rico Resolutions, such assets reside in consolidated trusts. As of December 31, 2022, the Company reported $212 million in Puerto Rico Trusts’ assets in FG VIEs assets on the consolidated balance sheets. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. The Company consolidated the Puerto Rico Trusts as its insurance subsidiaries are deemed to be the primary beneficiary given their power to collapse these trusts.

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

The board of directors of each of the Company’s insurance subsidiaries has overall responsibility for the system of governance, oversight of the business and affairs and establishment of the key strategic direction and key financial objectives, including risk management, of its respective company. The AGUK Board and the AGE Board have each delegated, pursuant to written terms of reference, responsibility for risk matters to their respective Risk Oversight Committees. The AGUK Board and the AGE Board have delegated the day-to-day management of their companies to their Chief Executive Officer and Managing Director respectively, who is in each case supported by a number of management committees.

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

•U.S. Workout Committee—This committee receives reports from surveillance and workout personnel on insurance transactions at AGM and/or AGC that might benefit from active loss mitigation or risk reduction and approves loss mitigation or risk reduction strategies for such transactions.

•Reserve Committees—Oversight of reserving risk is vested in the U.S. Reserve Committee, the European Insurance Subsidiaries Executive Risk Committees, the AG Re Reserve Committee and the AGRO Reserve Committee. The committees review the reserve methodology and assumptions for each major asset class or significant below-investment-grade (BIG) transaction, as well as the loss projection scenarios used and the probability weights assigned to those scenarios. The reserve committees establish reserves for the relevant subsidiaries, taking into consideration supporting information provided by surveillance personnel, and are responsible for changes to assumptions that that have a significant impact on expected losses.

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

•AssuredIM Risk Committee—This committee focuses on avoiding inappropriate risk of loss, legal or reputational damage to AssuredIM’s investors arising from the Asset Management segment’s investment and business processes. Moreover, the committee reviews risk matters that need to be addressed by the broader group rather than the regular oversight and escalation designees, which would include, but is not limited to, fund limit breaches, investment mandate compliance, allocations, trade execution, counterparty agreements, legal and regulatory compliance and business continuity. Within such responsibilities, the committee reviews principal transactions and cross transactions among clients within the Asset Management segment. Compliance and other operational sub-committees report to this committee on the full range of compliance and other operational risk matters applicable to the Asset Management segment including policies, risks and controls, audits, personal trading activity, compliance testing results, operational diligence and regulatory filings.

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

The internal audit function (Internal Audit) provides independent assurance around effective risk management design and control execution. On a quarterly basis, or more frequently when required, Internal Audit reports its findings directly to the Audit Committee of the Board of Directors and informs the Chief Executive Officer of any material issues.

The Company has established an enterprise level risk appetite statement, approved by the Board, and risk limits, that govern the Company’s risk-taking activities, with similar documents governing the activities of each operating subsidiary. Risk management personnel monitor a variety of key risk indicators on an ongoing basis and work with the business units to take the appropriate steps to manage the Company’s established risk appetites and tolerances. Risk management also uses an internally developed economic capital model to project potential credit losses in the insured portfolio as well as potential ultimate losses on investments, and analyze the related capital implications for the Company, and performs stress and scenario testing to both validate model results and assess the potential financial impact of emerging risks and major strategic initiatives such as acquisitions or releases of capital.

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

Surveillance of Insured Transactions

The Company’s surveillance personnel are responsible for monitoring and reporting on the performance of each risk in its insured portfolio, including exposures in both the financial guaranty direct and assumed businesses, and tracking aggregation of risk. The primary objective of the surveillance process is to monitor trends and changes in transaction credit quality, detect any deterioration in credit quality, change or affirm ratings during reviews, and recommend remedial actions to management. The Company assigns internal credit ratings at closing to all transactions in the insured portfolio, and surveillance personnel recommend rating affirmations or adjustments to those ratings via the Risk Management Committees to reflect changes in transaction credit quality. The Company monitors its insured portfolio and refreshes its internal credit ratings on individual exposures in quarterly, semi-annual or annual review cycles based on the Company’s view of the exposure’s quality, loss potential, volatility and sector. Ratings on exposures in sectors identified as under the most stress or with the most potential volatility are reviewed every quarter, although the Company may also review a rating in response to developments impacting the credit when a ratings review is not scheduled.

The review cycle and scope vary based upon transaction type and credit quality. In general, the review process includes the collection and analysis of information from various sources, including trustee and servicer reports, performance reports from Intex (a commercially available structured finance reporting system), financial statements, general industry or sector news and analyses, and rating agency reports. For public finance risks, the surveillance process includes monitoring general economic trends, developments with respect to state and municipal finances, regulatory changes, environmental trends, and the financial situation of the issuers. For structured finance transactions, the surveillance process can include monitoring transaction performance data and cash flows, compliance with transaction terms and conditions, and evaluation of servicer or collateral manager performance and their financial condition. Additionally, the Company uses various quantitative tools, scorecards and models to assess transaction performance and identify situations where there may have been a change in credit quality. Surveillance activities may include discussions with or site visits to issuers, servicers, collateral managers or other parties to a transaction. Surveillance may adopt augmented procedures in response to various events, as it has done in response to the COVID-19 pandemic, major hurricanes or floods, and the transition away from the London Interbank Offered Rate (LIBOR) as a reference rate.

For transactions that the Company has assumed, the ceding insurers are responsible for conducting ongoing surveillance of the exposures that have been ceded to the Company, except that the Company provides surveillance for exposures assumed from SGI in a manner consistent with its own direct portfolio. The Company’s surveillance personnel monitor the ceding insurer’s surveillance activities on exposures ceded to the Company through a variety of means, including reviews of surveillance reports provided by the ceding insurers, and meetings and discussions with their analysts. For public finance risks, the Company’s surveillance personnel independently review assumed exposure utilizing the same procedures as applied to the Company’s direct exposures. The Company’s surveillance personnel also monitor transaction performance (for structured finance and infrastructure transactions), general news and information, industry trends and rating agency reports to help focus surveillance activities on sectors or exposures of particular concern. For certain exposures, the Company also will undertake an independent analysis and remodeling of the exposure. The Company’s surveillance personnel also take steps to ensure that the ceding insurer is managing the risk pursuant to the terms of the applicable reinsurance agreement.

Workouts

The Company’s workout and surveillance personnel are responsible for managing workout, loss mitigation and risk reduction situations. They work to develop and implement strategies on transactions that are experiencing loss or could possibly experience loss. They, along with the Workout Committee, develop strategies designed to enhance the ability of the Company to enforce its contractual rights and remedies and mitigate potential losses. The Company’s workout and surveillance personnel also engage in negotiation discussions with transaction participants and, when necessary, manage (along with legal personnel) the Company’s litigation proceedings. They may also make open market or negotiated purchases of securities that the Company has insured, or negotiate or otherwise implement consensual terminations of insurance coverage prior to contractual maturity. The Company’s surveillance personnel work with servicers of RMBS transactions to enhance their performance.

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

Cybersecurity

The Company relies upon information technology and systems, including technology and systems provided by or interfacing with those third parties, to conduct its businesses and interact with market participants and vendors. With this reliance on technology comes the associated security risks from using today’s communication technology and networks. To defend the Company’s computer systems from cyberattacks, the Company uses tools such as firewalls, anti-malware software, multifactor authentication, e-mail security services, virtual private networks, and timely applied software patches, among others. In addition, the Company evaluates the adequacy of the cybersecurity controls of applicable third-party service providers, including through a rigorous vendor selection and management process. The Company has also engaged third-party consultants to conduct penetration tests to identify any potential security vulnerabilities. The Company trains personnel on how to identify potential cybersecurity risks and protect Company information and resources. This training is mandatory for all employees globally upon hire and on an annual basis. Although the Company believes its defenses against cyber intrusions are sufficient, it continually monitors its computer networks for new types of threats.

Data Protection

The Company is subject to local, state, and national laws and regulations in the U.S., U.K., the European Union (EU), the other EEA countries that comply with data protection laws in the EU, and other non-U.S. jurisdictions that require financial institutions and other businesses to protect personal and other sensitive information and provide notice of their privacy and security practices relating to the collection, disclosure and other processing of personal information. The Company is also subject to local, state, and national laws and regulations in the U.S., U.K., EEA, and other non-U.S. jurisdictions that require notification to affected individuals and regulators regarding data security breaches. To address these requirements, the Company has established and implemented policies and procedures that are intended to protect the privacy and security of personal information that comes into the Company’s possession or control, and to comply with applicable laws and regulations. Company policies and procedures include, but are not limited to, specific technical, administrative, and physical safeguards for personal information, periodic risk assessments on privacy and security measures, monitoring and testing, an incident response plan that requires Company personnel to promptly report suspected and actual data breach incidents to designated management representatives, an enterprise-wide data governance program, and regularly maintained records that demonstrate the Company’s accountability for compliance with the core privacy principles, relating to the processing of personal information and applicable data protection laws. The Company has imposed similar requirements, as applicable, on third parties with whom it shares personal information including through a rigorous vendor selection and management process. The Company engages its personnel and enhances data privacy and security awareness through training, which is mandatory for all employees globally on an annual basis.

Climate Change Risk

The Company has long considered environmental impacts as part of its underwriting process, in particular with regard to U.S. public finance transactions. Global awareness of climate change has drawn greater attention to the potential financial implications and long-term consequences of increasing frequency or severity of natural disaster events (e.g., storms and wildfires). As a financial guarantor of municipal and structured finance transactions, the Company does not take direct insurance exposure to climate change but does face the risk that its obligors’ ability to pay debt service will be impaired by the impact of climate related perils.

The Company continues to enhance its approach to the consideration of climate risk in the origination, underwriting, credit approval, and surveillance of its insured exposures and has integrated climate risk into its risk management and control functions. Credit underwriting submissions are required to include an assessment of environmental and/or transitional risk factors as part of the underwriting analysis. Specifically, the vulnerability of obligors is evaluated with respect to climatic changes (e.g., sea level rise, droughts), extreme weather events (e.g., hurricanes, tornadoes, floods) or geological events (e.g., earthquakes, volcanoes) as well as resilience factors (e.g., mitigation capabilities, adaptation capacity) to determine if such environmental issues could materially impact an obligor’s expected performance.

The Company’s assessment of how climate change-driven risks may impact a prospective obligor’s ability to pay debt service is informed by its extensive experience in municipal finance coupled with proprietary analytics and third-party data and insights. To improve the Company’s understanding of climate change and to develop the analytical tools needed to measure and manage the related financial risks, the Company has been investing in both talent and technology. The Company’s risk management resources include climate science expertise. In addition, a dedicated internal team is currently working with a geospatial data analytics company specializing in climate change/risk analysis and its effect on cities, counties, and states, to develop analytical capabilities to evaluate climate risk and assess potential negative impacts that climate change could have on the proposed obligor’s ability to pay debt service.

The Company is also exposed indirectly to climate change trends and events that might impair the performance of securities in its investment portfolio. The portfolio consists predominantly of fixed-income assets. Nevertheless, environmental issues, including regulatory changes, changes in supply or demand characteristics of fuels, and extreme weather events, may impact the value of certain securities. In 2016, the Company determined not to make any new investments in thermal coal enterprises. In fourth quarter of 2019, the Company revised its investment guidelines to incorporate material environmental factors into its investment analysis to enhance the quality of investment decisions. On an annual basis, the Company instructs its primary external portfolio managers to conduct an environmental, social and governance (ESG) analysis of their respective portion of the Company’s investment portfolio, for which ESG data is readily available. The Company conducts the ESG review to analyze if there are any material ESG risks in the portfolio that may adversely impact return expectations or are otherwise not in keeping with the Company’s risk appetite statement.

Regulatory Reporting. As the global community moves to address and mitigate the effects of climate change, regulators across jurisdictions have taken steps to require climate change risk management and related reporting. Several of the Company’s subsidiaries are, or are anticipated to be, subject to regulatory reporting with respect to managing and disclosing the impact of climate change and the related financial risks. In November 2021, the NYDFS, which is the regulator for AGM, issued its “Guidance for New York Domestic Insurers on Managing the Financial Risks from Climate Change” In the U.K., the PRA, which regulates AGUK, has established certain requirements in relation to understanding the financial impact of climate change, as part of its ongoing supervisory approach. In August 2022, the Bermuda Monetary Authority issued, for consultation, its “Guidance Note on the Management of Climate Change Risks for Commercial Insurers”, detailing its expectations regarding the management of climate risk by commercial insurers. The Company continues to monitor regulatory developments and meet requirements applicable to its subsidiaries. To date, the costs associated with complying with regulatory reporting obligations have not had a material impact on the Company’s business, financial condition, and results of operations.

Managing Greenhouse Gas Emissions. As a financial services firm with approximately 400 employees, the direct impact of Assured Guaranty’s operations on the environment is relatively small. The Company contributes to the global effort to combat climate change by monitoring its greenhouse gas emissions (GHG). In 2019, the Company instituted a program to measure, manage and report its GHG emissions on an enterprise-wide basis and set targets for reducing such emissions. Pursuant to the Greenhouse Gas Protocol, the Company collects and analyzes internal data annually for its Scope 1, Scope 2 and certain key Scope 3 GHG emissions (business travel and data hosting). In 2021, the most recent year for which data is available, the Company’s total GHG emissions (using location-based Scope 2) equaled approximately 2,220 total tonnes of carbon dioxide. The Company’s methodology and results are reviewed by an independent third party, which conducts a reasonable assurance review for Scope 1 and Scope 2 emissions and a limited assurance review for Scope 3 emissions, in accordance with ISO 14064-3 International Standards.

The Company believes that the physical effects of climate change on the Company’s business operations are not likely to be material and the Company does not anticipate capital expenditures for climate related projects.

Governance. The Environmental and Social Responsibility Committee and the Risk Oversight Committee of AGL’s Board of Directors, each consisting solely of independent directors, provide oversight of the Company's approach to addressing climate change risk in accordance with their respective charters. The Environmental and Social Responsibility Committee reviews updates on the consideration of environmental risks in the Company’s insurance risk management and its investment portfolio, as well as legislative and regulatory developments of significance to the Company’s environmental initiatives and related oversight. The Risk Oversight Committee reviews the establishment and implementation of enterprise risk management policies and practices.

At the operating company level, the AGM and AGC boards of directors review environmental risk reports at each of their quarterly meetings. The Chief Risk Officer is designated as the AGM and AGC board member and member of senior management responsible for overseeing the management of climate risks. The Company has also formed an environmental risk working group composed of senior members of the Company’s credit, underwriting, surveillance, and risk management departments, to review the impact of environmental risk on the Company, including the development of objective risk measures, metrics and methodologies needed to evaluate the financial impact of climate change on obligors in its insured portfolio on both aggregate and individual risk levels.

Regulation

Overview

The Company’s operations are regulated by many different regulatory authorities, including insurance, securities, derivatives and investment advisory. The insurance and financial services industries generally have been subject to heightened regulatory scrutiny and supervision since the financial crisis that began in 2008.

The Company and its subsidiaries are subject to insurance-related and asset management-related statutes, regulations and supervision by the U.S. states and territories and the non-U.S. jurisdictions in which they do business. The degree and type of regulation varies from one jurisdiction to another. We expect that the U.S. and non-U.S. regulations applicable to the Company and its regulated entities will continue to evolve for the foreseeable future.

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

Insurance Holding Company Regulation

The U.S. Insurance Subsidiaries are subject to the insurance holding company laws of their respective jurisdictions of domicile, as well as other jurisdictions where these insurers are licensed to do insurance business. These laws generally require each of the U.S. Insurance Subsidiaries to register with its domestic state insurance department and annually to furnish financial and other information about the operations of companies within its holding company system. Generally, all transactions among companies in the holding company system to which any of the U.S. Insurance Subsidiaries is a party (including sales, loans, reinsurance agreements and service agreements) must be fair, reasonable and equitable, and, if material or of a specified category, such as reinsurance or service agreements, require prior notice to and approval or non-disapproval by the insurance department where the applicable subsidiary is domiciled.

Change of Control

Before a person can acquire control of a U.S.-domiciled insurance company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled or deemed commercially domiciled. Generally, state statutes provide that control over a domestic insurer is presumed to exist if any person, directly or indirectly, owns, controls, holds with the power to vote, or holds proxies representing, 10% or more of the voting securities of such insurer. Because a person acquiring 10% or more of AGL’s common shares would indirectly control the same percentage of the stock of our U.S. Insurance Subsidiaries, the insurance change of control laws of Maryland and New York would likely apply to such acquisition. Accordingly, a person acquiring 10% or more of AGL’s common shares must either file disclaimers of control of our U.S. Insurance Subsidiaries with the insurance commissioners of the States of Maryland and New York or apply to acquire control of such subsidiaries with such insurance commissioners. However, this presumption does not create a safe harbor for acquisitions below the 10% threshold, which may still result in a control determination. Significantly, an acquirer of less than 10% of an insurer’s voting securities may still be deemed to control the insurer based on all the facts and circumstances, including the terms and conditions of the proposed transaction. Moreover, a control relationship can arise from a contract or other factors, in the absence of any ownership of voting securities of an insurer. Prior to approving an application to acquire control of a domestic insurer, each state insurance commissioner will consider factors such as the financial strength of the applicant, the integrity and management of the applicant’s board of directors and executive officers, the applicant's plans for the management of the board of directors and executive officers of the insurer, the applicant’s plans for the future operations of the insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control involving AGL that some or all of AGL’s shareholders might consider to be desirable, including, in particular, unsolicited transactions.

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

The NYDFS, the regulatory authority of the domiciliary jurisdiction of AGM, and the Maryland Insurance Administration (the MIA), the regulatory authority of the domiciliary jurisdiction of AGC, each conducts a periodic examination of insurance companies domiciled in New York and Maryland, respectively, usually at five-year intervals. In 2018, NYDFS last completed an examination of AGM, and the MIA last completed an examination of AGC. The examinations for AGM and AGC were for the five-year period ending December 31, 2016. The examination reports from the NYDFS and the MIA did not note any significant regulatory issues.

The NYDFS and the MIA formally commenced their current ongoing joint examination of AGM and AGC in the second quarter of 2022 for the five-year period ending December 31, 2021.

    State Dividend Limitations

New York.  One of the primary sources of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGM. Under the New York Insurance Law, AGM may only pay dividends out of “earned surplus,” which is the portion of an insurer’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to the insurer’s shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the NYDFS in an amount that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders' surplus (as of its last annual or quarterly statement filed with the NYDFS) or 100% of its adjusted net investment income during that period. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Insurance Subsidiaries, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Maryland.  Another primary source of cash for repurchases of shares and the payment of debt service and dividends by the Company is the receipt of dividends from AGC. Under Maryland’s insurance law, AGC may, with prior notice to the MIA, pay an ordinary dividend in an amount that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. A dividend or distribution to a shareholder of AGC in excess of this limitation would constitute an “extraordinary dividend,” which must be paid out of AGC’s “earned surplus” and reported to, and approved by, the MIA prior to payment. "Earned surplus" is that portion of AGC's surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to its shareholders as dividends or transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized capital gains and appreciation of assets. AGC may not pay any dividend or make any distribution, including ordinary dividends, unless it notifies the MIA Insurance Commissioner (the Maryland Commissioner) of the proposed payment within five business days following declaration and at least ten days before payment. The Maryland Commissioner may declare that such dividend not be paid if it finds that AGC’s policyholders’ surplus would be inadequate after payment of the dividend or the dividend could lead AGC to a hazardous financial condition. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Insurance Subsidiaries, for the maximum amount of dividends that can be paid without regulatory approval, recent dividend history and other recent capital movements.

Contingency Reserves

Each of AGM, under the New York Insurance Law, and AGC, under Maryland insurance law and regulations, must establish a contingency reserve, as reported on its statutory financial statements, to protect policyholders. The New York Insurance Law and Maryland insurance laws and regulations, as applicable, determine the calculation of the contingency reserve and the period of time over which it must be established and, subsequently, can be released.

In both New York and Maryland, releases from the insurer’s contingency reserve may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations.

From time to time, the U.S. Insurance Subsidiaries have obtained the approval of their regulators to release contingency reserves based on losses or because the accumulated reserve is deemed excessive in relation to the insurer’s outstanding insured obligations. In 2022, the U.S. Insurance Subsidiaries each requested a release of accumulated contingency reserve which were deemed excessive in relation to the Company’s outstanding insured obligations. AGM obtained the NYDFS’s approval for a contingency reserve release of approximately $87.3 million and AGC obtained the MIA’s approval for a contingency reserve release of approximately $1.3 million, which represented the assumed contingency reserves maintained by AGC, as a reinsurer of AGM, in connection with the same insured obligations that were the subject of AGM’s $87.3 million release. Both AGM’s and AGC’s release were recorded in 2022. In 2021 AGM obtained the NYDFS’s approval for a contingency reserve release of approximately $104 million and AGC obtained the MIA’s approval for a contingency reserve release of approximately $246 million, of which approximately $1.5 million represented the assumed contingency reserves maintained by AGC, as a reinsurer of AGM, in connection with the same insured obligations that were the subject of AGM’s $104 million release.

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

The New York Insurance Law and the Code of Maryland Regulations also establish an aggregate risk limit on the basis of the aggregate net liability insured by a financial guaranty insurer as compared with its statutory capital. “Aggregate net liability” is defined for this purpose as the outstanding principal and interest of guaranteed obligations insured, net of qualifying reinsurance and collateral. Under this limit, an insurer’s combined policyholders’ surplus and contingency reserves must not be less than the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for certain municipal obligations to 4% for certain non-investment-grade obligations. As of December 31, 2022, the aggregate net liability of each of AGM and AGC utilized approximately 26% and 9% of their respective policyholders’ surplus and contingency reserves.

The NYDFS Superintendent (New York Superintendent) and the Maryland Commissioner each have broad discretion to order a financial guaranty insurer to cease new business originations if the insurer fails to comply with single or aggregate risk limits. In the Company’s experience in New York, the New York Superintendent has shown a willingness to work with insurers to address these concerns.

Investments

The U.S. Insurance Subsidiaries are subject to laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain asset categories, such as BIG fixed-maturity securities, real estate, equity investments, and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-qualifying investments. In addition, any investment by a U.S. Insurance Subsidiary must be authorized or approved by that insurance company’s board of directors or a committee thereof that is responsible for supervising or making such investment.

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

U.S. Credit for Reinsurance Requirements for Non-U.S. Reinsurance Subsidiaries

The Company’s Bermuda reinsurance subsidiaries, AG Re and AGRO, are affected by regulatory requirements in various U.S. states governing the ability of a ceding company domiciled in the state to receive credit on its statutory financial statements for reinsurance provided by a reinsurer. In general, under such requirements, a ceding company that obtains reinsurance from a reinsurer that is licensed, accredited or approved by the ceding company’s state of domicile is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the ceding company's liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period), and loss and LAE reserves ceded to the reinsurer. The substantial majority of states, however, also permit a credit on the statutory financial statements of a ceding insurer for reinsurance obtained from a non-licensed or non-accredited reinsurer to the extent that the reinsurer secures its reinsurance obligations to the ceding insurer by providing collateral in the form of a letter of credit, trust fund or other acceptable security arrangement. Certain of those states also permit such non-licensed/non-accredited reinsurers that meet certain specified requirements to apply for “certified reinsurer” status. If granted, such status allows the certified reinsurer to post less than 100% collateral (the exact percentage depends on the certifying state's view of the reinsurer's financial strength) and the applicable ceding company will still qualify, on the basis of such reduced collateral, for full credit for reinsurance on its statutory financial statements with respect to reinsurance contracts renewed or entered into with the certified reinsurer on or after the date the reinsurer becomes certified. Certain states have eliminated the reinsurance collateral requirements for unauthorized reinsurers in certain qualifying jurisdictions that (i) meet specified requirements, such as minimum capital and surplus amounts and minimum solvency or capital ratios, and (ii) provide certain commitments to the ceding insurer’s domiciliary state, such as submission to such state’s jurisdiction and the filing of annual audited financial statements with the state. A few states do not allow credit for reinsurance ceded to non-licensed reinsurers except in certain limited circumstances and others impose additional requirements that make it difficult to become accredited.

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

Regulation of Swap Transactions Under Dodd-Frank

The Company’s U.S. insurance businesses are subject to direct and indirect regulation under U.S. federal law. In particular, their derivatives activities are directly and indirectly subject to a variety of regulatory requirements under the Dodd- Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act). Based on the size of its U.S. Insurance Subsidiaries’ remaining legacy derivatives portfolios, AGL does not believe any of its U.S. subsidiaries are required to register with the Commodity Futures Trading Commission (CFTC) as a “major swap participant” or with the SEC as a “major securities-based swap participant.” Certain of the Company's subsidiaries may be subject to Dodd-Frank Act requirements to post margin for, or to clear on a regulated execution facility, future swap transactions or with respect to certain amendments to legacy swap transactions, if they enter into such transactions.

Regulation of U.S. Asset Management Business

AGL has two principal operating asset management subsidiaries domiciled in the U.S.: AssuredIM LLC and AHP. AssuredIM LLC is registered as an investment adviser with the SEC and AHP is a relying adviser of AssuredIM LLC. Registered investment advisers, including their relying advisers, are subject to the requirements and regulations of the U.S. Investment Advisers Act of 1940, as amended (the Advisers Act). As registered investment advisers, AssuredIM must submit periodic filings with the SEC on Forms ADV, which are publicly available. AssuredIM LLC’s SEC filings include information regarding AHP as a relying advisor. The Advisers Act also imposes additional requirements on registered advisers, including the maintenance of a Code of Ethics addressing potential conflicts of interest, an effective compliance program, recordkeeping and reporting, disclosure, limitations on cross and principal transactions between an adviser and its advisory clients and general anti-fraud prohibitions. AssuredIM is also registered with the CFTC as a commodity pool operator and is a member of the National Futures Association (NFA), therefore subject to their respective periodic filing and other requirements. BlueMountain CLO Management, LLC (BMCLO), a third asset management subsidiary, has limited activity with a relatively small AUM and, accordingly, ceased to be registered with the SEC in 2022.

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

AGRO is registered and licensed as both a Class 3A insurer and a Class C long-term insurer, and therefore carries on both general and long-term business (as understood under the Insurance Act), subject to any conditions attached to its license. In particular, AGRO must keep its accounts in respect of its general business and its long-term business separate in respect of any other business. AGRO is required to maintain both a general business fund and a long-term business fund (as defined in the Insurance Act.)

Bermuda Insurance Regulation

The Insurance Act, as enforced by the Authority, imposes on AG Re and AGRO a variety of requirements and restrictions, including the filing of annual GAAP financial statements and audited statutory financial statements; compliance with minimum enhanced capital requirements; compliance with the Authority’s Insurance Code of Conduct; compliance with the Authority’s Insurance Sector Operational Cyber Risk Management Code of Conduct; compliance with minimum solvency and liquidity standards; restrictions on the declaration and payment of dividends and distributions; preparation and publication of an annual Financial Condition Report providing details on measures governing the business operations, corporate governance framework, solvency and financial performance of the insurer and reinsurer; restrictions on changes in control of regulated insurers and reinsurers; restrictions on the reduction of statutory capital; and the need to have a principal representative and a principal office (as understood under the Insurance Act) in Bermuda. The Insurance Act grants to the Authority the power to cancel insurance licenses, supervise, investigate and intervene in the affairs of insurance and reinsurance companies and in certain circumstances share information with foreign regulators.
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

Restrictions on Dividends and Distributions

The Insurance Act limits the declaration and payment of dividends by AG Re and AGRO, including by prohibiting each company from declaring or paying any dividends during any financial year if it is in breach of its prescribed minimum solvency margin, minimum liquidity ratio or enhanced capital requirement, or if the declaration or payment of such dividends would cause such a breach. Dividends are paid out of each insurer's statutory surplus and, therefore, dividends cannot exceed such surplus. See “Minimum Solvency Margin and Enhanced Capital Requirements” above and “Minimum Liquidity Ratio” below.

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

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable, funds held by ceding insurers and any other assets which the Authority accepts on application. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit, corporate guaranties and other instruments.

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

United Kingdom Insurance and Financial Services Regulation

Each of AGUK and Assured Guaranty Finance Overseas Ltd. (AGFOL) are subject to the FSMA, which covers financial services relating to deposits, insurance, investments and certain other financial products. Under FSMA, effecting or carrying out contracts of insurance by way of business in the U.K. each constitutes a “regulated activity” requiring authorization by the appropriate regulator.

The PRA and the FCA are the main regulatory authorities responsible for insurance regulation in the U.K. These two regulatory bodies cover the following areas:

•the PRA, a part of the Bank of England, is responsible for prudential regulation of certain classes of financial services firms, including insurance companies, and

•the FCA is responsible for the prudential regulation of all non-PRA firms and the regulation of market conduct by all firms.

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

    Solvency II and Solvency Requirements

    Solvency II took effect from January 1, 2016, in the U.K. and remains in effect as part of the U.K.’s retained EU law after the withdrawal of the U.K. from the EU (Brexit). The reform of Solvency II as it applies in the U.K. is currently under consideration by the U.K. government. Solvency II provides rules on capital adequacy, governance and risk management and regulatory reporting and public disclosure. Under Solvency II, AGUK is subject to certain limits and requirements, including the maintenance of a minimum solvency capital requirement (which depends on the type and amount of insurance business a company writes and the other risks to which it is exposed) and the establishment of technical provisions, which include projected losses and premium earnings. Failure to maintain capital at least equal to the capital requirements under Solvency II is one of the grounds on which the wide powers of intervention conferred upon the PRA may be exercised.

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

Change of Control

Under FSMA, when a person decides to acquire or increase “control” of a U.K. authorized firm (including an insurance company) they must give the PRA (if regulated by the PRA and FCA) or the FCA (if regulated solely by the FCA) notice in writing before making the acquisition. The PRA and the FCA have up to 60 working days (without including any period of interruption) in which to assess a change of control case. Any person (a company or individual) that directly or indirectly acquires 10% or 20% (depending on the type of firm, the “Control Percentage Threshold”) or more of the shares, or is entitled to exercise or control the exercise of the Control Percentage Threshold or more of the voting power, of a U.K. authorized firm or its parent undertaking is considered to “acquire control” of the authorized firm. Broadly speaking, the 10% threshold applies to banks, insurers and reinsurers (but not brokers) and Markets in Financial Instruments Directive (MiFID)

investment firms, and the 20% threshold to insurance brokers and certain other firms that are Non-Directive firms for the purposes of the Solvency II Directive.

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

AGUK will continue to write new business in the U.K. and certain other non-EEA countries.

Regulation of U.K. Asset Management Business

AssuredIM London is domiciled in the U.K. and is authorized by the FCA as an investment manager in the U.K. with certain permissions. The FSMA and rules promulgated thereunder, together with certain additional legislation, govern all aspects of the U.K. investment business, including sales, research and trading practices, the provision of investment advice, and discretionary management services, the use and safekeeping of client funds and securities, regulatory capital, margin practices and procedures, the approval standards for individuals, anti-money laundering, periodic reporting and settlement procedures.

AssuredIM London acts as a subadvisor to AssuredIM LLC, is a relying adviser of AssuredIM LLC for US regulatory purposes and its information is incorporated into AssuredIM LLC’s periodic filings on Forms ADV, which are publicly available. As a result of its FCA registration and being a relying adviser of AssuredIM LLC, AssuredIM London is subject to both U.K. and U.S. requirements on registered advisers, including the maintenance of a Code of Ethics addressing potential conflicts of interest, an effective compliance program, recordkeeping and reporting, disclosure, limitations on cross and principal transactions between an adviser and its advisory clients and general anti-fraud prohibitions. In 2022, AssuredIM London ceased to be registered as a commodity trading adviser with the CFTC and is no longer a member of the NFA due to its limited role as a subadvisor to AssuredIM LLC.

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

Human Capital Management

The Company recognizes that its workforce, as a key driver of long-term performance, is among its most valued assets. Accordingly, the Company’s key human capital management objectives are to attract, retain, develop and support a diverse group of the highest quality employees, including talented and experienced business leaders who drive its corporate strategies and build long-term shareholder value. To promote these objectives, the Company’s human capital management programs are designed to reward and support employees with competitive compensation and benefit packages in each of its locations around the globe, and with professional development opportunities to cultivate talented employees and prepare them for critical roles and future leadership positions.

As of December 31, 2022, the Company employed 411 people worldwide; approximately 89% of employees are based in the U.S. and Bermuda and approximately 11% are based in the U.K. and France. Approximately 36% of the Company’s

workforce is female and 64% is male. The average tenure is 11.9 years. Other than in France, none of the Company’s employees are subject to collective bargaining agreements. The Company believes its employee relations are satisfactory.

Learning and Development; Mentoring. The Company invests in the professional development of its workforce. To support the advancement of its employees, the Company endeavors to strengthen their knowledge and skills by providing equitable access to training, including in leadership, management and effective communication skills, mentoring opportunities, as well as tuition reimbursement assistance. Employee evaluations and performance reviews are conducted annually, during which managers and employees are encouraged to discuss employee goals and opportunities for development, including, as appropriate, training and coaching.

The Company also provides opportunities for qualified employees to work abroad in another of the Company’s offices as part of its international rotation program.

The Company’s collegial and collaborative culture fosters informal mentoring and learning. The Company also has a formal one-on-one mentoring program to provide an additional learning resource for its employees, facilitate the onboarding of new recruits and reinforce connectedness. The mentoring program is offered to all employees across the Company’s offices. The Company utilizes an outside consultant to provide workshops for both mentors and mentees. In addition, the Company sponsors memberships for its employees in external organizations to provide further opportunities for professional development, mentoring and networking.

Compensation and Benefits. The compensation program is designed to attract, retain and motivate talented individuals and to recognize and reward outstanding achievement. The components of the program consist of base salary and may include incentive compensation in the form of an annual cash incentive and deferred compensation in the form of cash and/or equity (including, in the case of certain AssuredIM professionals, an entitlement to a portion of carried interest allocated to the general partners of certain AssuredIM Funds). The Company believes that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns the interests of employees and investors. To maintain the wellness of its employees, the Company offers a benefits package designed to promote and support physical and mental health as well as financial security. Benefits include life and health (medical, dental and vision) insurance, retirement savings plans, an employee stock purchase plan, paid time off, paid family leave, an employee assistance program, commuter benefits, tuition reimbursement, fertility and family planning resources, emergency backup child, elder and pet care, reimbursement of health club fees, online classes for children, and corporate matches of an employee’s charitable contributions.

Culture. The Company seeks to foster and maintain strong ethical standards and a reputation as a business that conducts itself professionally and with a high degree of integrity. In addition, the Company works to provide and support a respectful and inclusive environment that values the abilities of each employee, leading to enhanced engagement and improved retention. Education and awareness are critical components in promoting the Company’s cultural values across the organization. Upon onboarding and annually, all employees are required to complete training in the Company’s Global Code of Ethics as well as its policies on the prevention of sexual harassment and discrimination. The Company also provides additional targeted training and guidance to specific personnel regarding anti-fraud, anti-bribery and anti-corruption related matters. Transparency towards stakeholders, including shareholders, policyholders, investors and employees, is another hallmark of the Company’s culture. Each quarter after the Company issues its financial results, in addition to meeting with shareholders and policyholders, the AGL Chief Executive Officer and Chief Financial Officer hold a town-hall style meeting for all employees where they provide an update on the Company’s performance and strategy, acknowledge contributions made by employees to the continued success of its business and answer questions.

Employee Engagement. In 2022, the Company launched its inaugural employee engagement survey. While the Company encourages open dialogue, the engagement survey provided a confidential forum for employees to provide more candid feedback. The Company engaged a third-party provider to foster confidentiality; the vendor conducted the survey, collected and aggregated feedback and benchmarked results relative to other similar-size financial services companies. The survey was sent to the total global workforce; 88% of all employees participated in the survey. The overall engagement score exceeded the benchmark.

Diversity and Inclusion. Diversity and inclusion are ingrained within Assured Guaranty’s policies and practices, including its Diversity and Inclusion Policy, and integrated throughout the Company. Assured Guaranty is committed to building and sustaining at all levels of the organization a diverse workforce that is representative of its communities, in a manner consistent with its business needs, scale and resources, and fostering an inclusive culture and workplace that embrace the differences within its staff and effectively utilize the many and varied talents of its employees. Responsibility for implementing the goals of diversity and inclusion is shared by board members, who participate in forums, senior management, who serve as mentors and executive sponsors of employee resource groups (ERGs) (described below) and the global workforce, who serve on the Diversity and Inclusion Committee (D&I Committee) (described below). To incentivize and hold senior leadership accountable, the Company incorporates environmental and social responsibility considerations (including with respect to diversity and inclusion) in its executive compensation program.

The Company has taken a number of steps to demonstrate its organizational commitment to diversity and inclusion.

Training. In 2021, the Company provided bias awareness training for all of its employees on how to identify and interrupt unconscious bias and the role each employee can play to promote diversity, equity and inclusion. In 2022, the Company provided workshops on inclusive interviewing for managers and others with hiring responsibilities.

Recruiting. The Company added a number of talent acquisition strategies to its recruiting practices in order to deliberately reach and attract a diverse and qualified applicant pool. To cast a wider net, positions are posted on Assured Guaranty’s websites and other public job and recruiting websites. For positions which require the use of a search firm, the Company has instructed its executive recruiters and search firms to present more diverse and qualified applicant pools. The Company’s internal recruiting team also works with organizations that promote the development and advancement of women and underrepresented minorities to help source more diverse applicant pools. The Company does not use artificial intelligence or other software to screen applicants.

Employee-led Diversity and Inclusion Committee. The Company’s employee-led D&I Committee is a critical ally in the Company’s commitment to promoting diversity, fostering inclusion, and addressing racial inequity. The D&I Committee is composed of dedicated employees with different backgrounds, points of view, levels of seniority and tenure with the Company, who provide input into policies and strategies for achieving a diverse workforce and an inclusive culture. The D&I Committee has played a key role in recommending and working to implement strategies and initiatives to achieve its diversity and inclusion goals, such as the mentoring program, ERGs, hosting firm-wide events designed to provide education and facilitate discussion around topics such as bias, gender and race, and investing in organizations that work to create a pipeline of diverse and qualified candidates.

Employee Resource Groups. Based on employee feedback, the Company launched employee resource groups for African Americans, women and working parents to create community and awareness and encourage employees to engage with and support one another. The ERGs also provide mentorship and career development opportunities to members and assist the Company in its efforts to retain, develop and promote diverse professionals and to foster a more inclusive culture. The ERGs are employee-led with the support of executive sponsors; membership in the ERGs is voluntary and open to all employees. Throughout the year, the ERGs sponsored various events, firm-wide as well as focused for group members, including a panel discussion on women in the workforce, a workshop for parents on helping children cope with the stress resulting from the COVID-19 pandemic, and discussions on the business case for, and importance of, diversity and inclusion.

Conversations Around Gender and Race. In 2022, the ERGs and the D&I Committee sponsored several firm-wide presentations and panel discussions designed to facilitate difficult conversations around race, gender, and bias. The chair of the AGL Board and the chair of the Environmental and Social Responsibility Committee each visited the New York office, on separate occasions, to participate in a question and answer discussion about the business case for diversity and inclusion, balancing the goals of diversity and meritocracy, and the Board’s support for the Company’s diversity and inclusion initiatives. Women directors from AGL’s Board as well as AGUK’s Board participated in a panel discussion where they shared insights and advice about careers and balancing professional and personal goals.

The women’s ERG is currently planning Assured Guaranty’s first international women’s conference. Women employees and allies are invited to gather in New York in March 2023 (coinciding with International Women’s Day) to network in person with women colleagues, hear inspiring speakers, participate in round table educational sessions on key professional issues, and to celebrate collective and individual accomplishments.

COVID-19 Response and Hybrid Work. At the start of the global COVID-19 pandemic in 2020, Assured Guaranty initiated its business continuity protocols and instructed its employees to work from home, placing an emphasis on the well-being of its employees and their families. The Company’s investments in technology and the regular testing of its business continuity plan allowed it to quickly shift to remote work. The success of remote work, both at the Company and across the broader labor market, sparked a collective re-evaluation of the nature of office work. The Company surveyed its employees for their feedback while also observing industry trends and peer practices to craft a viable and sustainable remote work policy. Currently, the Company offers employees the option to work remotely for a portion of their time– both as a convenience to employees and to remain competitive as an employer.

Governance. The AGL Board’s Environmental and Social Responsibility Committee and Compensation Committee, pursuant to their respective charters, provide oversight of the Company’s human capital management strategies, policies, and initiatives, including the attraction, development and retention of personnel, the promotion of diversity, and the fostering of an inclusive culture. The Environmental and Social Responsibility Committee is periodically updated on workforce demographics and tenure, culture and workplace safety, and initiatives of the employee-led D&I Committee and the Corporate Philanthropy Committee. The Compensation Committee, which is advised by an independent compensation consultant, is responsible for the oversight of management development and evaluation of succession planning for senior management, and a review of the Company’s senior management compensation benchmarked against a comparison group.

Board members also support the Company’s D&I Committee programming by participating in panel discussion and presentations sponsored by the Company’s ERGs and D&I Committee, as described above.

Tax Matters

United States Tax Reform

The 2017 Tax Cuts and Jobs Act of 2017 (the TCJA) lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and required a one-time tax on a deemed repatriation of untaxed earnings of non-U.S. subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the TCJA also modifies the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the TCJA included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections and U.S. persons investing in such companies. For example, the TCJA includes a base erosion and anti-abuse tax (BEAT) that could make affiliate reinsurance between U.S. and non-U.S. members of the Company’s group economically unfeasible. In addition, the TCJA introduced a current tax on global intangible low-taxed income that may result in an increase in U.S. corporate income tax imposed on the Company’s U.S. group members with respect to earnings of their non-U.S. subsidiaries. As discussed in more detail below, the TCJA also revised the rules applicable to passive foreign investment companies (PFICs) and controlled foreign corporations (CFCs). Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on the Company. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income (RPII) are subject to change, possibly on a retroactive basis. The Treasury Department recently issued final and proposed regulations intended to clarify the application of the insurance income exception to the classification of a non-U.S. insurer as a PFIC and provide guidance on a range of issues relating to PFICs, and recently issued proposed regulations that would expand the scope of the RPII rules. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect. See, Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation and Note 14, Income Taxes.

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

As a U.K. tax resident, AGL is required to file a corporation tax return with His Majesty’s Revenue & Customs (HMRC). AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The rate of corporation tax is currently 19% (which is due to increase to 25% from April 1, 2023). AGL has also registered in the U.K. to report its value-added tax (VAT) liability. The current standard rate of VAT is 20%.

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

The following summary sets forth the material U.S. federal income tax considerations related to the purchase, ownership and disposition of AGL’s shares. Unless otherwise stated, this summary deals only with holders that are U.S. Persons (as defined below) who purchase and hold their shares and who hold their shares as capital assets within the meaning of section 1221 of the Code. The following discussion is only a discussion of the material U.S. federal income tax matters as described herein and does not purport to address all of the U.S. federal income tax consequences that may be relevant to a particular shareholder in light of such shareholder’s specific circumstances. For example, special rules apply to certain shareholders, such as partnerships, insurance companies, regulated investment companies, real estate investment trusts, dealers or traders in securities, tax exempt organizations, expatriates, persons liable for alternative minimum tax, U.S. accrual method taxpayers subject to special tax accounting rules as a result of any item of gross income with respect to AGL’s shares being taken into account in an applicable financial statement as described in 451(b) of the Code, persons that do not hold their securities in the U.S. dollar, persons who are considered with respect to AGL or any of its non-U.S. subsidiaries as “United States shareholders” for purposes of the CFC rules of the Code (generally, a U.S. Person, as defined below, who owns or is deemed to own 10% or more of the total combined voting power or value of all classes of AGL shares or the shares of any of AGL’s non-U.S. subsidiaries (i.e., 10% U.S. Shareholders)), or persons who hold the common shares as part of a hedging or conversion transaction or as part of a short-sale or straddle. Any such shareholder should consult their tax adviser.

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

Information Reporting.    Under certain circumstances, U.S. Persons owning shares (directly, indirectly or constructively) in a non-U.S. corporation are required to file IRS Form 5471, Information Return of U.S. Persons With Respect To Certain Foreign Corporations, with their U.S. federal income tax returns. Generally, information reporting on IRS Form 5471 is required by: (i) a person who is treated as a RPII shareholder; (ii) a 10% U.S. Shareholder of a non-U.S. corporation that is a CFC at any time during any tax year of the non-U.S. corporation and who owned the stock on the last day of that year; and (iii) under certain circumstances, a U.S. Person who acquires stock in a non-U.S. corporation and as a result thereof owns 10% or more of the voting power or value of such non-U.S. corporation, whether or not such non-U.S. corporation is a CFC. For any taxable year in which AGL determines that neither the 20% Gross Income Exception nor the 20% Ownership Exception applies, AGL will provide to all U.S. Persons registered as shareholders of its shares a completed IRS Form 5471 or the relevant information necessary to complete the form. Failure to file IRS Form 5471 may result in penalties. In addition, U.S. shareholders should consult their tax advisers with respect to other information reporting requirements that may be applicable to them.

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

Code section 1248 provides that if a U.S. Person sells or exchanges stock in a non-U.S. corporation and such person owned, directly, indirectly through non-U.S. entities or constructively, 10% or more of the voting power of the corporation at any time during the five-year period ending on the date of disposition when the corporation was a CFC, any gain from the sale or exchange of the shares will be treated as a dividend to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares and while the corporation was a CFC (with certain adjustments). The Company believes that because of the dispersion of AGL’s share ownership, no U.S. shareholder of AGL should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of AGL; to the extent this is the case this application of Code Section 1248 under the regular CFC rules should not apply to dispositions of AGL’s shares. A 10% U.S. Shareholder may in certain circumstances be required to report a disposition of shares of a CFC by attaching IRS Form 5471 to the U.S. federal income tax or information return that it would normally file for the taxable year in which the disposition occurs. In the event this is determined necessary, AGL will provide a completed IRS Form 5471 or the relevant information necessary to complete the Form. Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a 10% U.S. Shareholder or whether the 20% Ownership Exception or 20% Gross Income Exception applies. Existing proposed regulations do not address whether Code section 1248 would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a U.S. domestic corporation. The Company believes, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of AGL’s shares because AGL will not be directly engaged in the insurance business. The Company cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of common shares. Prospective investors should consult their tax advisers regarding the effects of these rules on a disposition of common shares.

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

If AGL were characterized as a PFIC during a given year, each U.S. Person holding AGL’s shares would be subject to a penalty tax at the time of the sale at a gain of, or receipt of an "excess distribution" with respect to, their shares, unless such person: (i) is a 10% U.S. Shareholder and AGL is a CFC; or (ii) made a “qualified electing fund election” or “mark-to-market” election. It is uncertain that AGL would be able to provide its shareholders with the information necessary for a U.S. Person to make a qualified electing fund election. In addition, if AGL were considered a PFIC, upon the death of any U.S. individual owning common shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the common shares that might otherwise be available under U.S. federal income tax laws. In general, a shareholder receives an "excess distribution" if the amount of the distribution is more than 125% of the average distribution with respect to the common shares during the three preceding taxable years (or shorter period during which the taxpayer held common shares). In general, the penalty tax is equivalent to an interest charge on taxes that are deemed due during the period the shareholder owned the common shares, computed by assuming that the excess distribution or gain (in the case of a sale) with respect to the common shares was taken in equal portion at the highest applicable tax rate on ordinary income throughout the shareholder's period of ownership. The interest charge is equal to the applicable rate imposed on underpayments of U.S. federal income tax for such period. In addition, a distribution paid by AGL to U.S. shareholders that is characterized as a dividend and is not characterized as an excess distribution would not be eligible for reduced rates of tax as qualified dividend income. A U.S. Person that is a shareholder in a PFIC may also be subject to additional information reporting requirements, including the annual filing of IRS Form 8621, Information Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund.

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

The insurance income exception originally was intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The Company expects, for purposes of the PFIC rules, that each of AGL’s insurance subsidiaries is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. However, the TCJA limits the insurance income exception to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets, is predominantly engaged in an insurance business and satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to runoff-related or rating-related circumstances) (the Reserve Test). Further, the U.S. Treasury Department and the IRS recently issued final and proposed regulations (the 2020 Regulations) intended to clarify the application of the PFIC provisions to a non-U.S. insurance company and provide guidance on a range of issues relating to PFICs, including the application of the look-through rule, the treatment of income and assets of certain U.S. insurance subsidiaries for purposes of the look-through rule and the extension of the look-through rule to 25% or more owned partnerships. The 2020 Regulations define insurance liabilities for purposes of the Reserve Test, tighten the Reserve Test and the statutory cap on insurance liabilities, and provide guidance on the runoff-related and rating-related circumstances for purposes of the 10% test (including a provision that deems certain financial guaranty insurers that fail the 25% test to meet the rating-related circumstances test). The 2020 Regulations also propose that a non-U.S. insurance company will qualify for the insurance company exception only if a factual requirements test or an active conduct percentage test is satisfied. The factual requirements test will be met if the non-U.S. insurance company’s officers and employees perform its substantial managerial and operational activities on a regular and continuous basis with respect to its core functions and virtually all of the active decision-making functions relevant to underwriting on a contract-by-contract basis (taking into account activities of officers and employees of certain related entities in certain cases). The active conduct percentage test will be satisfied if: (1) the total costs incurred by the non-U.S. insurance company with respect to its officers and employees (including officers and employees of certain related entities) for services related to core functions (other than investment activities) equal at least 50% of the total costs incurred for all such services; and (2) the non-U.S. insurer’s officers and employees oversee any part of the non-U.S. insurance company’s core functions, including investment management, that are outsourced to an unrelated party. Services provided by officers and employees of certain related entities are only taken into account in the numerator of the active conduct percentage if the non-U.S. insurance company exercises regular oversight and supervision over such services and compensation arrangements meet certain requirements. The 2020 Regulations also propose that a non-U.S. insurance company with no or a nominal number of employees that relies exclusively or almost exclusively upon independent contractors (other than certain related entities) to perform its core functions will not be treated as engaged in the active conduct of an insurance business. The Company believes that, based on the application of the PFIC look-through rules described above and the Company's plan of operations for the current and future years, AGL should not be characterized as a PFIC. However, as the Company cannot predict the likelihood of finalization of the proposed 2020 Regulations or the scope, nature or impact of the 2020 Regulations on us, or whether the Company’s non-U.S. insurance subsidiaries will be able to satisfy the Reserve Test in future years and the interaction of the PFIC look-through rules is not clear, no assurance may be given that the Company will not be characterized as a PFIC. Prospective investors should consult their tax adviser as to the effects of the PFIC rules.

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

AGL’s authorized share capital of $5,000,000 is divided into 500,000,000 shares, par value U.S. $0.01 per share, of which 59,019,864 common shares were issued and outstanding as of February 24, 2023. Except as described below, AGL’s common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL’s common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL's assets, if any remain after the payment of all AGL’s debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder. See “Acquisition of Common Shares by AGL” below.

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

Other Provisions of AGL’s Bye-Laws

AGL’s Board and Corporate Action

AGL’s Bye-Laws provide that AGL’s Board shall consist of not less than three and not more than 21 directors, the exact number as determined by the Board. AGL’s Board currently consists of 12 persons who are elected for annual terms.

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

Risks Related to Economic, Market and Political Conditions and Natural Phenomena
•Developments in the U.S. and global financial markets and economy generally.
•Significant budget deficits and pension funding and revenue shortfalls of certain state and local governments and entities that issue obligations the Company insures.
•Significant risks from large individual or correlated exposures.
•Losses on obligations of the Commonwealth of Puerto Rico and its related authorities and public corporations insured by the Company significantly in excess of those currently expected by the Company or recoveries significantly below those currently expected by the Company.
•Downgrades to the U.S. government’s sovereign credit ratings, or to the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities.
•The COVID-19 pandemic, and the governmental and private actions taken in response to the pandemic.
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

Risks Related to Estimates, Assumptions and Valuations
•Estimates of expected insurance losses to be paid (recovered), including losses with respect to related legal proceedings, are subject to uncertainties and actual amounts may be different, causing the Company to reserve either too little or too much for future losses.
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
•Strategic transactions not resulting in the benefits anticipated.
•Risks related to the asset management business.
•Alternative investments not resulting in the benefits anticipated.
•A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance or reinsurance subsidiaries.

Operational Risks
•Fluctuations in foreign exchange rates.
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
•A sudden need to raise additional capital as a result of insurance losses, whether related to Puerto Rico or otherwise, or as a result of changes in regulatory or rating agency capital requirements applicable to its insurance companies, at a time when additional capital may not be available or may be available only on unfavorable terms.
•Large insurance losses, whether related to Puerto Rico or otherwise, substantially increasing the Company’s insurance subsidiaries’ leverage ratios, and preventing them from writing new insurance.
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
•In certain circumstances, U.S. Persons holding AGL’s shares may be subject to taxation under the U.S. CFC rules, additional U.S. income taxation on their proportionate share of the Company's RPII or unrelated business taxable income rules, and may be subject to adverse tax consequences if AGL is considered to be a PFIC for U.S. federal income tax purposes.
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

Risks Related to GAAP, Applicable Law and Litigation
•Changes in the fair value of the Company’s insured credit derivatives portfolio, its committed capital securities (CCS), its FG VIEs, its CIVs, and/or the Company’s decision to consolidate or deconsolidate one or more FG VIEs and/or CIVs during a financial reporting period, subjecting its financial condition and results of operations to volatility.
•Changes in industry and other accounting practices.

•Changes in or inability to comply with applicable law and regulations.
•Legislation, regulation or litigation arising out of the struggles of distressed obligors.
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

Risks Related to Economic, Market and Political Conditions and Natural Phenomena

Developments in the U.S. and global financial markets and economy generally may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price.

    In recent years, the global financial markets and economy generally have been impacted by changes in inflation and interest rates, the COVID-19 pandemic, political events such as trade confrontations between the U.S. and traditional allies and between the U.S. and China as well as the withdrawal of the U.K. from the EU (commonly known as “Brexit”). The global economic and political systems also have been impacted by events in the Middle East and Eastern Europe (including events in the Ukraine), as well as Africa and Southeast Asia, and could be impacted by other events in the future, including natural and man-made events and disasters.

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

Some of the state and local governments and entities that issue obligations the Company insures are experiencing significant budget deficits and pension funding and revenue shortfalls that could result in increased credit losses or impairments and increased rating agency capital charges on those insured obligations.

    Some of the state, territorial, and local governments that issue the obligations the Company insures are experiencing significant budget deficits and pension funding and revenue collection shortfalls. Certain territorial or local governments, including ones that have issued obligations insured by the Company, have sought protection from creditors under Chapter 9 of the U.S. Bankruptcy Code, or, in the case of Puerto Rico, the similar provisions of the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), as a means of restructuring their outstanding debt. In some instances where local governments were seeking to restructure their outstanding debt, pension and other obligations owed to workers were treated more favorably than senior bond debt owed to the capital markets. If the issuers of the obligations in the Company’s public finance portfolio do not have sufficient funds to cover their expenses and are unable or unwilling to raise taxes, decrease spending or receive federal assistance, the Company may experience increased levels of losses or impairments on its insured public finance obligations.

In addition, obligations supported by revenue streams, which may include both revenue and non-revenue bonds, such as those issued by toll road authorities, municipal utilities, airport authorities or mass transit, may be adversely affected by revenue declines resulting from reduced demand, changing demographics, evolving business practices that began during the COVID-19 pandemic including hybrid work models, telecommuting, video conferencing and other alternative work arrangements, or other causes. These obligations, which may not necessarily benefit from financial support from other tax revenues or governmental authorities, may also experience increased losses if the revenue streams are insufficient to pay scheduled interest and principal payments.

The Company may be subjected to significant risks from large individual or correlated insurance exposures.

The Company is exposed to the risk that issuers of obligations that it insures or other counterparties may default on their financial obligations, whether as a result of insolvency, lack of liquidity, operational failure or other reasons, and the amount of insurance exposure the Company has to some the risks is quite large. The Company seeks to reduce this risk by managing exposure to large single risks, as well as concentrations of correlated risks, through tracking its aggregate exposure to single risks in its various lines of insurance business and establishing underwriting criteria to manage risk aggregations. Should the Company's risk assessments prove inaccurate and should the applicable limits prove inadequate, the Company could be exposed to larger than anticipated losses, and could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies. The Company’s ultimate exposure to a single risk may exceed its underwriting guidelines (caused by, for example, acquisitions, reassumptions, or amortization of the portfolio faster than the single risk).

The Company is exposed to correlation risk across the various assets the Company insures and in which it invests. During periods of strong macroeconomic performance, stress in an individual transaction generally occurs for idiosyncratic reasons or as a result of issues in a single asset class (so impacting only transactions in that sector). During a broad economic downturn or in the face of a significant natural or man-made event or disaster (such as the COVID-19 pandemic or events in Ukraine), a wider range of the Company’s insurance and investments could be exposed to stress at the same time. This stress may manifest itself in any or all of the following: ratings downgrades of insured risks, which may require more capital in the Company’s insurance subsidiaries; a reduction in the value of the Company’s investments and /or AUM; and actual defaults and losses in its insurance portfolio and / or investments.

Losses on obligations of the Commonwealth of Puerto Rico and its related authorities and public corporations insured by the Company significantly in excess of those currently expected by the Company or recoveries significantly below those currently expected by the Company could have a negative effect on the Company’s financial condition, results of operations, capital, business prospects and share price.

    The Company has an aggregate $1.4 billion net par exposure as of December 31, 2022 to the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) and various obligations of its related authorities and public corporations, and losses on such insured exposures significantly in excess of those currently expected by the Company could have a negative effect on the Company’s financial condition, results of operations, capital, business prospects and share price. Most of the Puerto Rican entities with obligations insured by the Company have defaulted on their debt service payments, and the Company has paid claims on them. The total net expected loss the Company calculates related to such exposures is net of a significant credit for estimated recoveries on claims already paid, and recoveries significantly below those expected by the Company could also have a negative effect on the Company’s financial condition, results of operations, capital, liquidity, business prospects and share prices. Additional information about the Company’s exposure to Puerto Rico and legal actions related to that exposure may be found in, Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, Exposure to Puerto Rico.

Downgrades to the U.S. government’s sovereign credit ratings, or to the credit ratings of instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, could result in a deterioration in general economic conditions, increased credit losses in the Company’s insured portfolio, impairments or losses in its investment portfolio, and other risks to the Company and its credit ratings that the Company is not able to predict.

In the U.S., debt ceiling and budget deficit concerns, which have increased the possibility of a U.S. government shutdown, payment defaults on the debt of the U.S. government or instruments issued, insured or guaranteed by related institutions, agencies or instrumentalities, and downgrades to their credit ratings, could weaken the U.S. dollar, global economy and banking system, cause market volatility, raise the cost of credit, negatively impact the Company’s insured and investment portfolios, and disrupt general economic conditions in ways that the Company is not able to predict, which could materially and adversely affect the Company’s business, financial condition and results of operations. While rating agencies currently permit sub-sovereign and corporate credits in the U.S. to be rated higher than sovereign credits, in the event that the U.S. government is downgraded and if the rating agencies no longer permit sub-sovereign and/or corporate credit ratings to be higher than the U.S. government, the resulting downgrades could result in a material adverse impact to the Company’s credit ratings and its insurance and investment portfolios.

The Company may be exposed to a higher risk of default of U.S. public finance obligations in connection with a U.S. government default. While the Company historically has experienced low levels of defaults in its U.S. public finance insured portfolio, from time-to-time state and local governments that issue some of the obligations the Company insures have reported budget shortfalls that have required them to raise taxes and/or cut spending in order to satisfy their obligations. While there has been support provided by the U.S. federal government designed to provide aid to state and local governments, including during the COVID-19 pandemic, certain state and local governments remain under financial stress. If the issuers of the obligations in the Company’s U.S. public finance insurance portfolio are reliant on financial assistance from the U.S. government in order to meet their obligations, and the U.S. government does not provide such assistance, the Company may experience credit losses or impairments on those obligations.

A downgrade of the U.S. government may also result in higher interest rates, which could adversely affect the distressed RMBS that are in the Company’s insured portfolio, reduce the market value of the fixed-maturity securities held in the Company’s investment portfolio and dampen municipal bond issuance.

The development, course and duration of the COVID-19 pandemic, and the governmental and private actions taken in response to the pandemic may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price.

In addition to its human toll, the COVID-19 pandemic and the governmental and private actions taken in response have caused economic and financial disruption on a global scale and may continue to do so. While vaccines and therapeutics have been developed and approved and deployed by governments, the remaining course and duration of the pandemic, and future governmental and private responses to its course, remain unknown. While there has been approximately three years of experience with the pandemic, not all of the direct and indirect consequences of COVID-19 are known yet. The Company believes the most material of these risks include the following, all of which are discussed in more detail in this Risk Factors section:

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
◦Impairment of goodwill and other intangible assets associated with the BlueMountain Acquisition;
•Impact of legislative or regulatory responses to the pandemic;
•Losses in the Company’s investments; and
•Operational disruptions and security risks from remote working arrangements.

The Company believes that state, territorial and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various closures and capacity and travel restrictions or an economic downturn, are most at risk for increased claims from the impact of the COVID-19 pandemic and the governmental and private actions taken in response. Moreover, state and local governments under financial stress and dependent on U.S. federal government assistance provided in connection with the COVID-19 pandemic may be at risk of experiencing credit losses or impairment on their obligations as a result of cessation of the U.S. federal government’s support. In addition to obligations already internally rated in the low investment grade or BIG categories, the Company believes that its sectors most at risk include: (i) Mass Transit - Domestic; (ii) Toll Roads and Transportation - International; (iii) Hotel / Motel Occupancy Tax; (iv) Stadiums; (v) UK University Housing - International; (vi) Privatized Student Housing: Domestic; and (vii) Commercial Receivables.

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

    Global climate change and climate change regulations may impact asset prices and general economic conditions and may disproportionately impact particular sectors, industries or locations. Due to the significant uncertainty of forecasted data related to the impact of climate change, the Company cannot predict the long-term consequences to the Company resulting from the physical, transition, legal, regulatory and reputational risks associated with climate change. The Company considers environmental risk in its insurance underwriting and surveillance process and its investment process and manages its insurance and investment risks by maintaining a well-diversified portfolio of insurance and investments both geographically and by sector and monitors these measures continuously. While the Company can adjust its investment exposure to sectors and/or geographical areas that face severe risks due to climate change or climate change regulation, the Company has less flexibility in adjusting the existing exposure in its insurance portfolio because the majority of the financial guaranties issued by the Company’s insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such insurance.

Credit losses and changes in interest rates could adversely affect the Company’s investments and AUM.

    The Company’s results of operations are affected by the performance of its investments, which primarily consist of fixed-income securities and short-term investments. As of December 31, 2022, fixed-maturity securities and short-term investments held by the Company had a fair value of approximately $8.2 billion. Credit losses on the Company’s investments adversely affect the Company’s financial condition and results of operations by reducing net income and shareholders’ equity. In recent years the Company has increased the amount it invests in alternative investments. In addition, the Company received a significant amount of New Recovery Bonds and CVIs as a result of the 2022 Puerto Rico Resolutions. Alternative investments, Loss Mitigation Securities, Puerto Rico New Recovery Bonds and CVIs may be more susceptible to credit losses than most of the rest of the Company’s fixed-income portfolio.

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

    Interest rates are highly sensitive to many factors, including monetary policies, U.S. and non-U.S. economic and political conditions and other factors beyond the Company’s control. The Company does not engage in active management, or hedging, of interest rate risk in its investment portfolio, and may not be able to mitigate interest rate sensitivity effectively.

Expansion of the categories and types of the Company’s investments (including those accounted for as CIVs) may expose it to increased credit, interest rate, liquidity and other risks.

The Company is using AssuredIM’s investment knowledge and experience to expand the categories and types of its investments (including those accounted for as CIVs) by both: (a) allocating $750 million of capital in AssuredIM Funds; and (b) expanding the categories and types of its alternative investments not managed by AssuredIM. This expansion of categories and types of investments may increase the credit, interest rate and liquidity risk in the Company’s investments (including those accounted for as CIVs). In addition, the fair value of some of these assets may be more volatile than other investments made by the Company. As a result of the Company’s expansion of the categories and types of its investments, as of December 31, 2022, the U.S. Insurance Subsidiaries had investments in AssuredIM Funds with a fair value of $569 million, which are reported as CIVs, in the Company’s consolidated financial statements. In addition, the Company had $123 million of other non-AssuredIM alternative investments reported in the consolidated financial statements. This expansion also has resulted in the Company investing a portion of its portfolio in assets that are less liquid than some of its other investments, and so may increase the risks described below under “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited”. Expanding the categories and types of Company investments (including those accounted for as CIVs) may also expose the Company to other types of risks, including reputational risks.

Risks Related to Estimates, Assumptions and Valuations

Estimates of expected insurance losses to be paid (recovered), including losses with respect to related legal proceedings, are subject to uncertainties and actual amounts may be different, causing the Company to reserve either too little or too much for future losses.

    The financial guaranties issued by the Company’s insurance subsidiaries insure the credit performance of the guaranteed obligations over an extended period of time, in some cases over 30 years, and, in most circumstances, the Company has no right to cancel such financial guaranties. As a result, the Company’s estimate of ultimate losses to be paid (recovered) on a policy is subject to significant uncertainty over the life of the insured transaction. Additionally, even after the Company pays a claim on its financial guaranties (or determines no claim is owing), subsequent related litigation may result in additional losses. If the Company’s actual losses exceed its current estimate, the Company’s financial condition, results of operations, capital, liquidity, business prospects, financial strength ratings and ability to raise additional capital may all be adversely affected.

The Company does not use traditional actuarial approaches to determine its estimates of expected losses to be paid (recovered). The determination of expected loss to be paid (recovered) is an inherently subjective process involving numerous estimates, probability weightings, assumptions and judgments by management, using both internal and external data sources with regard to frequency, severity of loss, economic projections, future interest rates, the perceived strength of legal protections, the perceived strength of the Company’s position in any ongoing legal proceedings, governmental actions, negotiations, delinquency and prepayment rates (with respect to RMBS), timing of cash flows, and other factors that affect credit performance. Actual losses will ultimately depend on future events, legal rulings, and/or transaction performance and may be influenced by many interrelated factors that are difficult to predict. As a result, the Company’s current estimates of losses to be paid (recovered), including losses with respect to related legal proceedings, may be subject to considerable volatility and may not reflect the Company’s future ultimate losses paid (recovered).

    The Company’s expected loss models and reserve assumptions take into account current and expected future trends, which contemplate the impact of current and possible developments in the performance of the exposure and any related legal proceedings. These factors, which are integral elements of the Company's reserve estimation methodology, are updated on a quarterly basis based on current information. Also, in some instances, the Company may not be able to reasonably estimate the amount or range of loss that could result from an unfavorable outcome of a legal proceeding based on the information available at the stage of the legal proceeding or its estimate may prove to be materially different than the actual results. Loss models and reserve assumptions may be impacted by changes to interest rates due both to discounting and transaction structures that include floating rates, which could impact the calculation of expected losses. Because such information changes over time, sometimes materially, the Company’s projection of losses and its related reserves may also change materially. Much of the recent development in the Company’s loss projections and reserves relate to the Company’s insured Puerto Rico exposures.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, for additional information.

The valuation of many of the Company’s assets and liabilities and AUM includes methodologies, estimates and assumptions that are subject to differing interpretations and could result in changes to valuations of the Company’s assets and liabilities that may materially adversely affect the Company’s financial condition, results of operations, capital, business prospects and share price.

The Company carries a significant portion of its assets and liabilities and reports a significant portion of its AUM at fair value. The approaches used by the Company to calculate the fair value of those assets and liabilities it carries at fair value are described under, Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement. The determination of fair values is made at a specific point in time, based on available market information and judgments about the assets and liabilities being valued, including estimates of timing and amounts of cash flows and the credit rating of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on estimated fair value amounts.

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

    As described in greater detail under Item 1, Business — Insurance Segment — Competition, the Company can face competition in its insurance business, either in the form of current or new providers of credit enhancement, such as nonpayment insurance, letters of credit or credit derivatives, or in terms of alternative structures, including uninsured offerings, or pricing competition. Increased competition could have an adverse effect on the Company’s insurance business.

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

Strategic transactions may not result in the benefits anticipated.

    From time to time the Company evaluates strategic opportunities and conducts diligence activities with respect to transactions with other financial services companies including transactions involving asset managers, asset management contracts, legacy financial guaranty companies and financial guaranty portfolios, and other financial services companies, and has executed a number of such transactions in the past. For example, the Company is exploring alternative accretive growth strategies for its asset management business, with the goal of maximizing the value of this business for its stakeholders. From time to time the Company also evaluates expanding its business by hiring teams of professionals engaged in activities it wishes to pursue and conducts due diligence with respect to such individuals and their current positions. Such strategic transactions related to entities, portfolios or teams may involve some or all of the various risks commonly associated with such strategic transactions, including, among other things: (a) failure to adequately identify and value potential exposures and liabilities associated with a new entity, portfolio or team; (b) difficulty in estimating the value of a new entity, portfolio or team; (c) potential diversion of management’s time and attention; (d) exposure to asset quality issues of a new entity or portfolio; (e) difficulty and expense of integrating the operations, systems and personnel of a new entity; (f) difficulty integrating the culture of a new entity or team; (g) failure to identify legal risks associated with the strategic transaction with an entity, portfolio or team, and (h) in the case of acquisitions of a financial guaranty company or portfolio, concentration of insurance exposures, including insurance exposures which may exceed single risk limits, aggregate risk limits, BIG limits and/or non-U.S. dollar exposure limits, due to the addition of the target insurance portfolio. Such strategic transactions related to entities, portfolios or teams may also have unintended consequences on ratings assigned by the rating agencies to the Company or its insurance subsidiaries or on the applicability of laws and regulations to the Company’s existing businesses. These or other factors may cause any past or future strategic transactions relating to financial services entities, portfolios or teams not to result in the benefits to the Company that the Company anticipated when the transaction was agreed. Past or future transactions may also subject the Company to non-monetary consequences that may or may not have been anticipated or fully mitigated at the time of the transaction.

Additionally, if the Company enters into discussions regarding a strategic transaction and a transaction is not consummated, especially if such discussions become known, related portions of the Company’s business may be negatively impacted.

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

The Company had a carrying value as of December 31, 2022, of $157 million for goodwill and other intangible assets established in connection with the acquisition of BlueMountain (now known as AssuredIM LLC). External factors, such as the impact of the war in Ukraine or the COVID-19 pandemic on global financial markets, general macroeconomic factors, and industry conditions, as well as the financial performance of AssuredIM relative to the Company’s expectations at the time of acquisition, could impact the Company’s assessment of the goodwill and other intangible assets carrying value. The Company’s goodwill impairment assessment also is sensitive to the Company’s assumptions of discount rates, market multiples, projections of AUM growth and other factors, which may vary. A change in the Company’s assessment may, in the future, result in an impairment, which could adversely affect the Company’s financial condition, results of operations and share price.

Alternative investments may not result in the benefits anticipated.

    The Company and its CIVs have invested in alternative investments, and may over time increase the proportion of the Company’s assets invested in alternative investments. Alternative investments may be riskier than other investments the Company makes, and may not result in the benefits anticipated at the time of the investment. In addition, although the Company uses what it believes to be excess capital to make alternative investments, whether directly or through CIVs, measures of required capital can fluctuate and such assets may not be given much, or any, value under the various rating agency, regulatory and internal capital models to which the Company is or may be subject. Also, alternative investments may be less liquid than most of the Company’s other investments and so may be difficult to convert to cash or investments that do receive more favorable treatment under the capital models to which the Company is subject. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

A downgrade of the financial strength or financial enhancement ratings of any of the Company’s insurance or reinsurance subsidiaries may adversely affect its business prospects.

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

The rating agencies have changed their methodologies and criteria from time to time. Factors influencing the rating agencies are beyond management's control and not always known to the Company. In the event of an actual or perceived deterioration in creditworthiness of large risks in the Company’s insurance portfolio, or other large increases in liabilities (including those related to legal proceedings), or a change in a rating agency’s capital model or rating methodology, a rating agency may require the Company to increase the amount of capital it holds to maintain its financial strength and financial enhancement ratings under the rating agencies’ capital adequacy models, or a rating agency may identify an issue that additional capital would not address. The amount of any capital required may be substantial, and may not be available to the Company on favorable terms and conditions or at all, especially if it were known that additional capital was necessary to preserve the Company’s financial strength or financial enhancement ratings. The failure to raise any additional required capital, or successfully address another issue or issues raised by a rating agency, could result in a downgrade of the ratings of the Company’s insurance subsidiaries and thus have an adverse impact on its business, results of operations and financial condition.

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

In addition, a downgrade may have a negative impact on the Company’s insurance subsidiaries in respect of transactions that they have insured or that they have assumed through reinsurance. For example, beneficiaries of financial guaranties issued by the Company’s insurance subsidiaries may have the right to cancel the credit protection provided by them, which would result in the loss of future premium earnings and the reversal of any fair value gains recorded by the Company. In addition, a downgrade of AG Re, AGC or AGRO could result in certain ceding companies recapturing business that they had ceded to these reinsurers.

Operational Risks

Fluctuations in foreign exchange rates may adversely affect the Company’s financial position and results of operations.

    The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s insurance and reinsurance subsidiaries is the U.S. dollar. The Company’s subsidiaries maintain both assets and liabilities in currencies different from their functional currencies, which exposes the Company to changes in currency exchange rates. The investment portfolios of non-U.S. subsidiaries are primarily invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

    The principal currencies creating foreign exchange risk to the Company are the pound sterling and the euro. The Company cannot accurately predict the nature or extent of future exchange rate variability between these currencies or relative to the U.S. dollar. Foreign exchange rates are sensitive to factors beyond the Company’s control.

    The Company does not engage in active management, or hedging, of its foreign exchange rate risk. Therefore, fluctuation in exchange rates between the U.S. dollar and the pound sterling or the euro could adversely impact the Company’s financial position, results of operations and cash flows. See Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk — Sensitivity to Foreign Exchange Rate Risk.

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

Beginning in 2021, there has been a dramatic increase in U.S. workers leaving their positions generally in what has been referred to as the “great resignation,” and the market to build, retain and replace talent has become even more highly competitive. Although the Company has designed its executive compensation with the goal of retaining and creating incentives for its executive officers and other key employees, including portfolio managers, the Company may not be successful in retaining their services. The loss of the services of any of these individuals or other key members of the Company’s management team could adversely affect the implementation of its business strategy, including the Company’s development of its asset management business.

The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in the Company’s or a vendor’s information technology system, or a data privacy breach of the Company’s or a vendor’s information technology system, could adversely affect the Company’s business.

    The Company relies upon information technology and systems, including technology and systems provided by or interfacing with those of third parties, to support a variety of its business processes and activities. In addition, the Company receives and stores confidential information, including personally identifiable information, in connection with certain loss mitigation and due diligence activities related to its structured finance insurance and asset management businesses, along with information regarding employees and directors and asset management clients, among others. Information technology security threats and events are increasing in frequency and sophistication. The Company’s data systems and those of third parties on which it relies will continue to be vulnerable to security and data privacy breaches due to, and continue to be the target of, cyberattacks, viruses, malware, ransomware, other malicious codes, hackers, unauthorized access, or other computer-related penetrations, and other external hazards, as well as inadvertent errors, equipment and system failures, and employee misconduct. Over time, the frequency and sophistication of such threats continue to increase and often become further heightened in connection with geopolitical tensions. Like other global companies, the Company has an increasing challenge of attracting and retaining highly qualified security personnel to assist in combating these security threats. A breach of these systems could, for example, result in lost business, reputational harm, the disclosure or misuse of confidential or proprietary information, incorrect reporting, legal costs and regulatory penalties, including under the EU’s General Data Protection Regulation, the California Consumer Privacy Act and similar laws and regulations.

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

The Company began operating remotely in accordance with its business continuity plan, and instituted mandatory work-from-home policies at all of its global offices, in March 2020. The Company has shifted to a hybrid work-from-home and work-from-office paradigm. This shift to working from home at least part of the time has made the Company more dependent on internet and communications access and capabilities and has heightened the risk of cybersecurity attacks to its operations.

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

    Claim payments and payments made in connection with related legal proceedings reduce the Company’s invested assets and result in reduced liquidity and net investment income, even if the Company is reimbursed in full over time and does not experience ultimate loss on the claim. In the years after the financial crisis that began in 2008, many of the larger claims paid by the Company were with respect to insured U.S. RMBS securities. More recently, the Company has been paying large claims related to certain insured Puerto Rico exposures, which it has been doing since 2016. The Company had net par outstanding to general obligation bonds of the Commonwealth of Puerto Rico and various obligations of its related authorities and public corporations aggregating $1.4 billion and $3.6 billion, respectively, as of December 31, 2022 and December 31, 2021, all of which was rated BIG under the Company’s rating methodology. For a discussion of the Company’s Puerto Rico risks, see, Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure. For a discussion of the Company’s plans to fund large claim payments associated with the anticipated resolution of these exposures, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Insurance Subsidiaries.

    The Company plans for future claim payments. If the amount of future claim payments is significantly more than that projected by the Company, the Company’s ability to make other claim payments and its financial condition, financial strength ratings and business prospects and share price could be adversely affected.

The Company may face a sudden need to raise additional capital as a result of insurance losses, whether related to Puerto Rico or otherwise, substantially in excess of the stress scenarios for which it plans, or as a result of changes in regulatory or rating agency capital requirements applicable to its insurance companies, which additional capital may not be available or may be available only on unfavorable terms.

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

Large insurance losses, whether related to Puerto Rico or otherwise, could increase substantially the Company’s insurance subsidiaries’ leverage ratios, which may prevent them from writing new insurance.

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

    Each of AGL, AGUS and AGMH is a holding company and, as such, has no direct operations of its own. None of the holding companies expect to have any significant operations or assets other than its ownership of the stock of its subsidiaries. The Company expects that while it is building its asset management business, dividends and other payments from the insurance companies will be the primary source of funds for AGL, AGUS and AGMH to meet ongoing cash requirements, including operating expenses, intercompany loan payments, any future debt service payments and other expenses, to pay dividends to their respective shareholders, to fund any acquisitions, and, in the case of AGL, to repurchase its common shares. The insurance subsidiaries’ ability to pay dividends and make other payments depends, among other things, upon their financial condition, results of operations, cash requirements, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. Additionally, in recent years AGM and AGC have sought and been granted permission from their insurance regulators to make discretionary payments to their corporate parents in excess of the amounts permitted by right under the insurance laws and related regulations. There can be no assurance that such regulators will permit discretionary payments in the future. Accordingly, if the insurance subsidiaries are unable to pay sufficient dividends and other permitted payments at the times or in the amounts that are required, that would have an adverse effect on the ability of AGL, AGUS and AGMH to satisfy their ongoing cash requirements and on their ability to pay dividends to shareholders or repurchase common shares or fund other activities, including acquisitions.

The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.

    Each of AGL, AGUS and AGMH requires liquidity, either in the form of cash or in the ability to easily sell investment assets for cash, in order to meet its payment obligations, including, without limitation, its operating expenses, interest and principal payments on debt and dividends on common shares, and to make capital investments in operating subsidiaries. Such cash is also used by AGL to repurchase its common shares. The Company’s operating subsidiaries require substantial liquidity to meet their respective payment and/or collateral posting obligations, including under financial guaranty insurance policies or reinsurance agreements. They also require liquidity to pay operating expenses, reinsurance premiums, dividends to AGUS or AGMH for debt service and dividends to AGL, as well as, where appropriate, to make capital investments in their own subsidiaries. In addition, the Company may require substantial liquidity to fund any future acquisitions. The Company cannot give any assurance that the liquidity of AGL and its subsidiaries will not be adversely affected by adverse market conditions, changes in insurance regulatory law, insurance claim payments and related litigation substantially in excess of those projected by the Company in its stress scenarios, or changes in general economic conditions.

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

The Company manages its business so that AGL and its non-U.S. subsidiaries (other than AGRO) operate in such a manner that none of them should be subject to U.S. federal tax (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks, and U.S. withholding tax on certain U.S. source investment income). However the Company cannot be certain that the IRS will not contend successfully that AGL or any of its non-U.S. subsidiaries (other than AGRO) is/are engaged in a trade or business in the U.S., in which case each such company could be subject to U.S. corporate income and branch profits taxes on the portion of its earnings effectively connected to such U.S. business. See Item 1. Business — Tax Matters — Taxation of AGL and Subsidiaries— United States.

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

If AGL and/or a non-U.S. subsidiary is considered a CFC, a U.S. Person that is treated as owning 10% or more of AGL’s shares may be required to include in income for U.S. federal income tax purposes its pro rata share of certain income of AGL and its non-U.S. subsidiaries for a taxable year, even if such income is not distributed and may be subject to U.S. federal income tax on a portion of any gain upon a sale or other disposition of its shares at ordinary income tax rates.

No assurance may be given that a U.S. Person who owns the Company’s shares will not be characterized as owning 10% or more of AGL and/or its non-U.S. subsidiaries under the CFC rules, in which case such U.S. Person may be subject to taxation under such rules. See Item 1. Business — Tax Matters, — Taxation of Shareholders ─ United States Taxation ─ Classification of AGL or its Non-U.S. Subsidiaries as a CFC.

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

The Company believes that each of its Foreign Insurance Subsidiaries should qualify for an exception to the RPII rules and the rules that subject gain on sale or disposition of shares to ordinary tax rates would not apply to the disposition of AGL shares. However, the Company cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond its control and rules regarding the treatment of gain on disposition of shares have not been interpreted or finalized. Recently proposed regulations could, if finalized in their current form, substantially expand the definition of RPII to include insurance income of our Foreign Insurance Subsidiaries related to affiliate reinsurance transactions. If these proposed regulations are finalized in their current form, it could limit our ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future and could increase the risk that gross RPII could constitute 20% or more of the gross insurance income of one or more of our Foreign Insurance Subsidiaries in a particular taxable year, which could result in such RPII being taxable to U.S. Persons that own or are treated as owning shares of AGL. U.S. Persons owning or treated as owning shares of AGL should consult their tax advisors as to the effect of these uncertainties. See Item 1. Business — Tax Matters — Taxation of Shareholders — United States Taxation — The RPII CFC Provisions; Disposition of AGL Shares.

U.S. tax-exempt shareholders may be subject to the unrelated business taxable income rules with respect to certain insurance income of the Foreign Insurance Subsidiaries.

U.S. tax-exempt shareholders may be required to treat insurance income includable under the CFC or RPII rules as unrelated business taxable income. See Item 1. Business — Tax Matters — Taxation of Shareholders — United States Taxation — Tax-Exempt Shareholders.

U.S. Persons who hold AGL’s shares will be subject to adverse tax consequences if AGL is considered to be PFIC for U.S. federal income tax purposes.

If AGL is considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any shares of AGL will be subject to adverse tax consequences that could materially adversely affect its investment, including subjecting the investor to both a greater tax liability than might otherwise apply and an interest charge or other unfavorable rules (either a mark-to-market or current inclusion regime). The Company believes that AGL was not a PFIC for U.S. federal income tax purposes for taxable years through 2022 and, based on the application of certain PFIC look-through rules and the Company’s plan of operations for the current and future years, should not be a PFIC in the future. See Item 1. Business — Tax Matters — Taxation of Shareholders — United States Taxation — Passive Foreign Investment Companies.

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

Further, U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the “subpart F income” of a CFC or RPII CFC are subject to change, possibly on a retroactive basis. The Company cannot be certain if, when, or in what form any future regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect. See Item 1. Business — Tax Matters — United States Tax Reform.

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

The diverted profits tax (DPT), which is currently levied at 25% (and due to increase to 31% from April 1, 2023), is an anti-avoidance measure, aimed at protecting the U.K. tax base against the diversion of profits away from the U.K., tax charge. In particular, DPT may apply to profits generated by economic activities carried out in the U.K., that are not taxed in the U.K.

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

    In May 2019, the OECD published a “Programme of Work” designed to address the tax challenges created by an increasingly digitalized economy. The Programme is divided into two pillars. The first pillar focuses on the allocation of group profits between jurisdictions based on a new nexus rule that looks to the jurisdiction of the customer or user (the so-called “market jurisdiction”) as a supplement to the traditional “permanent establishment” concept. The second pillar addresses the remaining BEPS risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax rate. Possible measures to implement such rate include the imposition of source-based taxation (including withholding tax) on certain payments to low tax jurisdictions and an effective extension of a “controlled foreign company” regime whereby parent companies would be subject to a “top-up” tax on the profits of all their subsidiaries in low tax jurisdictions. The OECD published detailed blueprints of its proposals on October 14, 2020 and public consultations were held virtually in January 2021. Following agreement on the principles of the two pillar solution by the finance ministers of the G7 nations in June 2021 and by the OECD/G20 Inclusive Framework in July 2021, final political agreement on the two pillar framework was published on October 8, 2021 to which most of the member jurisdictions of the OECD/G20 Inclusive Framework have currently agreed. The agreement provided that regulated financial services are excluded from the application of Pillar One. The agreement also provided that the proposals under Pillar Two would apply to multinational groups with revenues exceeding EUR 750 million and would consist of a globally coordinated set of rules, including an Income Inclusion Rule and Undertaxed Payment Rule, which would operate with reference to a minimum tax rate of 15% (determined on a country-by-country basis). However, the ultimate impact of the proposals remains subject to agreement on certain design elements of the two pillars within the OECD/G20 Inclusive Framework. It is intended that Pillar Two will be implemented into law by participating jurisdictions before an intended effective date in 2023; to this end, model rules for Pillar Two were released on December 20, 2021, but further work on this aspect of the Programme of Work remains, including with respect to domestic implementation in participating jurisdictions, detailed guidance and administrative aspects of the rules. As such, the proposals, in particular in relation to Pillar Two, are broad in scope and remain subject to further work, and it is therefore not possible to determine their impact at this time. They could adversely affect Assured Guaranty’s tax liability.

Risks Related to GAAP, Applicable Law and Litigation

Changes in the fair value of the Company’s insured credit derivatives portfolio, its CCS, and its FG VIEs, CIVs and/or the Company’s decision to consolidate or deconsolidate one or more FG VIEs and/or CIVs during a financial reporting period, may subject its financial condition and results of operations to volatility.

The Company is required to mark-to-market certain derivatives that it insures, including CDS that are considered derivatives under GAAP as well as its CCS. Although there is no cash flow effect from this “marking-to-market,” net changes in the fair value of these derivatives are reported in the Company’s consolidated statements of operations and therefore affect its financial condition and results of operations. If a credit derivative is held to maturity and no credit loss is incurred, any unrealized gains or losses previously reported would be reversed as the transaction reaches maturity. The Company also expects fluctuations in the fair value of its put option under its CCS to reverse over time. For discussion of the Company’s fair value methodology for credit derivatives, see, Part II, Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement.

The Company is required to consolidate certain variable interest entities (VIEs) with respect to which it has provided financial guaranties, certain AssuredIM Funds in which it invests, and certain AssuredIM-managed CLOs and CLO warehouses in which it invests, if it concludes that it is the primary beneficiary of that FG VIE, AssuredIM Fund, CLO or CLO warehouse, respectively. Substantially all of the assets and liabilities of the consolidated FG VIEs and CIVs are reported at fair value. The Company continuously evaluates its power to direct the activities that most significantly impact the economic performance of VIEs and, if circumstances change, may consolidate a VIE that was not previously consolidated or deconsolidate a VIE that had previously been consolidated, and such consolidation or deconsolidation would impact its financial condition and results of operations in the period in which such action is taken. See, Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

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

Changes in or the issuance of new accounting standards, as well as any changes in the interpretation of current accounting guidance, could adversely affect the Company’s financial condition, results of operations, business prospects and share price. See, Part II, Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, for a discussion of the future application of accounting standards.

Changes in or inability to comply with applicable law and regulations could adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price.

The Company’s businesses are subject to detailed insurance, asset management and other financial services laws and government regulation in the jurisdictions in which it operates across the globe. In addition to the insurance, asset management and other regulations and laws specific to the industries in which it operates, regulatory agencies in jurisdictions in which the Company operates across the globe have broad administrative power over many aspects of the Company’s business, which may include ethical issues, money laundering, privacy, recordkeeping and marketing and sales practices. Future legislative, regulatory, judicial or other legal changes in the jurisdictions in which the Company does business may adversely affect the Company’s financial condition, results of operations, capital, liquidity, business prospects and share price by, among other things, limiting the types of risks it may insure, lowering applicable single or aggregate risk limits related to its insurance business, increasing required reserves or capital for its insurance subsidiaries, providing insured obligors with additional avenues for avoiding or restructuring the repayment of their insured liabilities, increasing the level of supervision or regulation to which the Company’s operations may be subject, imposing restrictions that make the Company’s products less attractive to potential buyers and investors, lowering the profitability of the Company’s business activities, requiring the Company to change certain of its business practices and exposing it to additional costs (including increased compliance costs).

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

Legislation, regulation or litigation arising out of the struggles of distressed obligors may adversely impact the Company’s legal rights as creditor as well as its investments and the investments it manages.

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

    The Company is, and may be in the future, involved in litigation, both as a defendant and as a plaintiff, in the ordinary course of its insurance and asset management business and other business operations. The outcome of such litigation could materially impact the Company’s loss reserves and results of operations and cash flows. For a discussion of material litigation, see, Part II, Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure; Note 4, Expected Loss to be Paid (Recovered); and Note 18, Commitments and Contingencies.

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

AGL is dependent on dividends from its subsidiaries, including dividends from its insurance subsidiaries, for resources to pay holders of its common shares, fund share repurchases and pursue other activities. The ordinary dividends that AGL’s insurance subsidiaries may pay without regulatory approval are subject to legal and regulatory limitations. See “– Regulatory – State Dividend Limitations”, “– International Regulation – Bermuda – Restrictions on Dividends and Distributions”, “– International Regulation – United Kingdom Insurance and Financial Services Regulation – Restrictions on Dividend Payments” and “– International Regulation – France – Restrictions on Dividend Payments”. As a result, absent relief from the relevant regulator(s), the Company’s insurance subsidiaries may be required to retain capital in the insurance companies that is substantially in excess of what the Company believes is necessary to support its insurance businesses, reducing the Company’s ability to productively use or return to shareholders such excess capital. In addition, if, pursuant to insurance laws and regulations, AGL’s insurance subsidiaries are not permitted to pay ordinary dividends or make other permitted payments to AGL at the times or in sufficient amounts AGL requires to fund its activities, and if AGL’s other operating subsidiaries were unable to provide such funds, AGL’s ability to pay dividends to shareholders or fund share repurchases or pursue other activities could be adversely affected. See “— Operational Risks — The ability of AGL and its subsidiaries to meet their liquidity needs may be limited.”

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

◦approximately 52,000 square feet of office space that serves as the primary offices of AssuredIM. This lease expires in December 2032; and

◦78,600 square feet of office space that previously served as the primary offices of AssuredIM. The lease expires in April 2024. As of December 31, 2022, this space is subleased to other tenants for a substantial portion of its remaining lease term.

•London, U.K.:

◦approximately 7,000 square feet of office space that serves as the primary office of AGUK. The lease expires in September 2029, with an option, subject to certain conditions, to renew for five years at a fair market rent; and

◦approximately 8,000 square feet of office space that previously served as the primary office of AssuredIM LLC. The lease expires in March 2024. As of December 31, 2022, this space is subleased to another tenant for its remaining term.

•Other: The Company leases other office space in San Francisco, California; London, England; and Paris, France.

ITEM 3.    LEGAL PROCEEDINGS

Information pertaining to legal proceedings is provided in the “Legal Proceedings” and “Litigation” sections of Part II, Item 8, Financial Statements and Supplementary Data, Note 18, Commitments and Contingencies, the “Recovery Litigation” section of Note 4, Expected Loss to be Paid (Recovered), and the “Puerto Rico Litigation” section of Note 3, Outstanding Exposure, and is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

The table below sets forth the names, ages, positions and business experience of the executive officers of AGL.

Name	Age	Position(s)
Dominic J. Frederico	70	President and Chief Executive Officer; Deputy Chairman
Robert A. Bailenson	56	Chief Financial Officer
Ling Chow	52	General Counsel and Secretary
David A. Buzen	63	Chief Investment Officer and Head of Asset Management
Stephen Donnarumma	60	Chief Credit Officer
Jorge A. Gana	52	Chief Risk Officer
Holly Horn	62	Chief Surveillance Officer

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

Ling Chow has been General Counsel and Secretary of AGL since January 1, 2018. She is responsible for legal affairs and corporate governance at the Company, including its litigation and other legal strategies relating to distressed credits, and its corporate, compliance, regulatory and disclosure efforts. She is also responsible for the Company’s human resources function. Ms. Chow began her tenure at the Company in 2002 as a transactional attorney, working on the insurance of structured finance and derivative transactions. She previously served as Deputy General Counsel and Assistant Secretary of AGL from May 2015 and as Assured Guaranty’s U.S. General Counsel from June 2016. Prior to that, Ms. Chow served as Deputy General Counsel of Assured Guaranty’s U.S. subsidiaries in several capacities from 2004. Before joining Assured Guaranty, Ms. Chow was an associate at law firms in New York City, where she was responsible for transactional work associated with public and private mergers and acquisitions, venture capital investments, and private and public securities offerings.

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

Stephen Donnarumma has been the Chief Credit Officer of AGC since 2007, and of AGM since its 2009 acquisition. Mr. Donnarumma joined Assured Guaranty in 1993 and has held a number of positions over the years, including Deputy Chief Credit Officer of AGL, Chief Operating Officer and Chief Underwriting Officer of AG Re, Chief Risk Officer of AGC, and Senior Managing Director, Head of Mortgage and Asset-backed Securities of AGC. Prior to joining Assured Guaranty, Mr. Donnarumma was with Financial Guaranty Insurance Company from 1989 until 1993, where his responsibilities included underwriting domestic and international financial guaranty transactions. Prior to that, he served as a Director of Credit Risk Analysis at Fannie Mae from 1987 until 1989. Mr. Donnarumma was also an analyst with Moody’s Investors Services from 1985 until 1987.

Jorge A. Gana has been Chief Risk Officer of AGL and Chair of the U.S. Risk Management and Portfolio Risk Management Committees since January 1, 2023. Mr. Gana also maintains primary responsibility for the environmental aspect of Assured Guaranty’s ESG efforts. Prior to that, Mr. Gana served as Deputy Chief Risk Officer of AGM and AGC. Mr. Gana joined Assured Guaranty in 2005 as a Director in structured finance. Over the years, Mr. Gana has held a number of positions at Assured Guaranty, including Managing Director, Structured Finance at AGC, Senior Managing Director of Workouts and Government & Corporate Affairs at AGM and AGC, and chair of AGM's and AGC's Workout Committees. Mr. Gana continues to serve as a voting member of AGM's and AGC's Credit and Workout Committees. Prior to joining Assured Guaranty, Mr. Gana served as a Director of Global Commercial Asset Securitization for XLCA (now Syncora). Prior to XLCA, Mr. Gana worked at Natexis Banques Populaires (now Natixis) and at Banco Santander in global capacities dealing with credit and risk, managing investment portfolios, originating complex transactions, and issuing repackaged debt. Mr. Gana also worked for the Chile Economic Development Agency, New York Office, and as Editor of the Chile Economic Report until 1996.

Holly L. Horn has been Chief Surveillance Officer of AGL and the Company’s US Insurance Subsidiaries since January 2022. Prior to that, Ms. Horn served as AGM’s and AGC’s Chief Surveillance Officer, Public Finance where she was responsible for ongoing surveillance, monitoring and loss mitigation of municipal risks insured by the Company across all sectors of the municipal market. She joined AGM in 2003 as a director in the health care underwriting group, where she was responsible for analyzing and recommending the insurability of health care credits. She also served as a director in AGM’s health care surveillance group. Ms. Horn began her public finance career at Inova Health System, a nationally ranked integrated health care delivery system, and subsequently served as a senior manager for the national health care strategy practice at Ernst & Young.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

AGL’s common shares are listed on the NYSE under the symbol “AGO.” On February 24, 2023, the approximate number of shareholders of record at the close of business on that date was 82.

AGL is a holding company whose principal source of liquidity is dividends from its operating subsidiaries. The ability of the operating subsidiaries to pay dividends to AGL and AGL’s ability to pay dividends to its shareholders are each subject to legal and regulatory restrictions. The declaration and payment of future dividends will be at the discretion of AGL’s Board and will be dependent upon the Company’s profits and financial requirements and other factors, including legal restrictions on the payment of dividends and such other factors as the Board deems relevant. AGL paid quarterly cash dividends in the amount of $0.25 and $0.22 per common share in 2022 and 2021, respectively. For more information concerning AGL’s dividends, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity.

Issuer’s Purchases of Equity Securities

In 2022, the Company repurchased a total of 8,847,981 common shares for approximately $503 million at an average price of $56.79 per share.

From time to time, the Board authorizes the repurchase of additional common shares under a program without an expiration date that it initiated on January 18, 2013. Most recently, on August 3, 2022, the Board authorized the repurchase of an additional $250 million of its common shares. As of February 28, 2023, the Company was authorized to purchase $201 million of its common shares. The Company expects future common share repurchases under the current authorization to be made from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases are at the discretion of management and will depend on a variety of factors, including availability of funds at the holding companies, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase authorization may be modified, extended or terminated by the Board at any time. It does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity for additional information about share repurchases and authorizations.

The following table reflects purchases of AGL common shares made by the Company during the fourth quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(2)
October 1 - October 31	648,249	$52.97	648,249	$268,933,146
November 1 - November 30	576,084	$60.11	571,992	$234,542,994
December 1 - December 31	493,770	$63.34	493,175	$203,303,329
Total	1,718,103	$58.35	1,713,416
____________________
(1)    After giving effect to repurchases since the Board first authorized the repurchase program on January 18, 2013, through February 28, 2023, the Company has repurchased a total of 141 million common shares for approximately $4.7 billion, excluding commissions, at an average price of $33.09 per share. The repurchase program has no expiration date and the Board has previously increased the authorization periodically.
(2)    Excludes commissions.

Performance Graph

Set forth below are a line graph and a table comparing the dollar change in the cumulative total shareholder return on AGL’s common shares from December 31, 2017 through December 31, 2022 as compared to the cumulative total return of the Standard & Poor’s 500 Stock Index, the cumulative total return of the Standard & Poor’s 500 Financials Sector GICS Level 1 Index and the cumulative total return of the Russell Midcap Financial Services Index. The Company added the Russell Midcap Financial Services Index in 2018 because it believes that this index, which includes the Company, provides a useful comparison to other companies in the financial services sector, and excludes companies that are included in the Standard & Poor's 500 Financials Sector GICS Level 1 Index but are many times larger than the Company. The chart and table depict the value on December 31 of each year from 2017 through 2022 of a $100 investment made on December 31, 2017, with all dividends reinvested:

Comparison of Cumulative Total Return
$240
$220
$200
$180
$160
$140
$120
$100
$80
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Assured Guaranty
S&P 500 Index
S&P 500 Financials Sector GICS Level 1 Index
Russell Midcap Financial Services Index

	Assured Guaranty	S&P 500 Index	S&P 500 Financials Sector GICS Level 1 Index	Russell Midcap Financial Services Index
12/31/2017	$100.00	$100.00	$100.00	$100.00
12/31/2018	114.96	95.61	86.96	89.96
12/31/2019	149.59	125.70	114.87	120.14
12/31/2020	98.82	148.81	112.85	126.08
12/31/2021	160.44	191.48	152.20	171.28
12/31/2022	202.48	156.77	136.11	149.87
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

Discussion related to the results of operations for the Company’s comparison of 2021 results to 2020 results have been omitted in this Form 10-K. The Company’s comparison of 2021 results to 2020 results is included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business

The Company reports its results of operations in two distinct segments, Insurance and Asset Management, consistent with the manner in which the Company’s chief operating decision maker (CODM) reviews the business to assess performance and allocate resources. The Company’s Corporate division and other activities (including FG VIEs and CIVs) are presented separately.

In the Insurance segment, the Company provides credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets. In the Asset Management segment, the Company provides investment advisory services, which include the management of CLOs and opportunity funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. The Corporate division consists primarily of interest expense on the debt of AGUS and AGMH (the U.S. Holding Companies), as well as other operating expenses attributed to holding company activities, including administrative services performed by certain subsidiaries for the holding companies. Other activities include the effect of consolidating FG VIEs and CIVs (FG VIE and CIV consolidation). See Item 8, Financial Statements and Supplementary Data, Note 1, Business and Basis of Presentation, and Note 2, Segment Information.

Economic Environment

    Real gross domestic product (GDP) increased 2.1% in 2022, compared to an increase of 5.9% in 2021, according to the second estimate released by the U.S. Bureau of Economic Analysis (BEA). Additionally, the BEA second estimate reported real GDP increased at an annual rate of 2.7% in the fourth quarter of 2022. At the end of December 2022, the U.S. unemployment rate, seasonally adjusted, stood at 3.5%, lower than where it started the year at 3.9%, and down from the COVID-19 pandemic high of 14.7% in April 2020. The Company believes a more robust economy makes it less likely that obligors whose obligations it guarantees will default.

According to the U.S. Bureau of Labor Statistics, the inflation rate in the U.S. before seasonal adjustment for the 12-month period ending December 2022, as measured by the Consumer Price Index for All Urban Consumers (CPI-U), was 6.5%, as compared to 8.2% for the 12-month period ending September 2022. According to the U.K.’s Office for National Statistics, the Consumer Prices Index including owner occupiers’ housing costs (CPIH) rose 9.2% in the 12 months to December 2022, up from 8.8% in September 2022. The CPIH 12-month rate started the year at 4.8%. Consumer price inflation in the U.K. increases reported net par outstanding for certain U.K exposures with approximately $19.8 billion of net par outstanding as of December 31, 2022, and also increases projected future installment premiums on the portion of such exposure that pays at least a portion of the premium on an installment basis over the term of the exposure. Consumer price inflation may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments or causes interest rates to rise more generally.

With the Federal Open Market Committee (FOMC) acknowledging the need to combat inflation, the FOMC decided at its meeting in March 2022 to start again raising the target range for the federal funds rate and has continued to do so since then. In addition, the FOMC stated that it would reduce its holdings of treasury securities and agency debt and agency mortgage-backed securities. From March 2022 through December 2022, the FOMC raised the target range for the federal funds rate seven times, from 0% to 0.25% where it started the year to 4.25% to 4.50% at its mid-December 2022 meeting. Although acknowledging that a disinflationary process has begun, at the conclusion of its January 31-February 1, 2023 meeting, the FOMC raised the federal funds target rate by 25 bps to 4.5% to 4.75%, its eighth consecutive increase, stating that it anticipates that ongoing increases will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2% over time.

The level and direction of interest rates and credit spreads impact the Company in numerous ways. On the one hand, higher interest rates may present a more challenging environment for distressed RMBS the Company insures to the extent it causes housing prices to decline. Data released for the November 2022 S&P CoreLogic Case-Shiller Indices show the recent trend of home prices declining across the U.S., with the S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index, covering all nine U.S. census divisions, reporting a seasonally adjusted month-over-month decrease of 0.3%, and the 10-City and 20-City Composites both posting decreases of 0.5%. The National Association of Realtors reported existing-home sales in 2022 declined 17.8% from 2021 as 2022’s rapidly escalating interest rate environment weighed on the residential real estate market. Higher interest rates may also reduce the fair value of fixed-maturity securities currently held in the Company’s investment portfolio, dampen municipal bond issuance and negatively impact the finances of some of the obligors whose payments the Company insures.

On the other hand, higher interest rates are often accompanied by wider spreads, which may make the Company’s credit enhancement products more attractive in the U.S. municipal bond market and increase the level of premiums it can charge for those products. The 30-year AAA Municipal Market Data (MMD) rate is a measure of interest rates in the Company’s largest financial guaranty insurance market, U.S. public finance. The MMD rate averaged 3.00% for 2022, higher than the 1.54% average of 2021. Meanwhile, the difference, or credit spread, between the 30-year BBB-rated general obligation relative to the 30-year AAA MMD averaged 90 bps in 2022. This represented an increase from an average of 70 bps in 2021 but remained well below the 121 bps average in 2020, which included a period of instability following the onset of the COVID-19 pandemic. Despite the significant increase in MMD rate for 2022, the pace of credit spread widening was more modest and market penetration of municipal bond insurance in the U.S. public finance market remained relatively flat at 8.0% of the par amount of new issuances sold for 2022 versus 8.2% in 2021. The Company believes that a widening of credit spreads in 2023, should it occur, could permit it to increase its premium rates on new business. In addition, over time, higher interest rates may also increase the amount the Company can earn on its largely fixed-maturity securities.

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

    Growth of the Insured Portfolio

    The Company seeks to grow its insurance portfolio through new business production in each of its markets: public finance (including infrastructure) and structured finance. The Company believes high-profile defaults by municipal obligors, such as Puerto Rico, Detroit, Michigan and Stockton, California as well as events such as the COVID-19 pandemic have led to increased awareness of the value of bond insurance and stimulated demand for the product. The Company believes there will be continued demand for its insurance in this market because, for those exposures that the Company guarantees, it undertakes the tasks of credit selection, analysis, negotiation of terms, surveillance and, if necessary, loss mitigation. The Company believes that its insurance:

•encourages retail investors, who typically have fewer resources than the Company for analyzing municipal bonds, to purchase such bonds;
•enables institutional investors to operate more efficiently; and
•allows smaller, less well-known issuers to gain market access on a more cost-effective basis.

    The low interest rate environment and tight U.S. municipal credit spreads from when the financial crisis began in 2008 through early 2020 dampened demand for bond insurance compared to the levels before the financial crisis that began in 2008. After the onset of the COVID-19 pandemic in early 2020, credit spreads initially widened as a result of market concerns about the impact of the COVID-19 pandemic on some municipal credits, thereby improving demand for financial guaranty insurance even in a low interest rate environment, before narrowing again in 2022. The Company believes that, if credit spreads widen in 2023, demand for bond insurance may improve. See Part I, Item 1, Business — Insurance – Competition.

    In certain segments of the infrastructure and structured finance markets the Company believes its financial guaranty product is competitive with other financing options. For example, certain investors may receive advantageous capital requirement treatment with the addition of the Company’s guaranty. The Company considers its involvement in both infrastructure and structured finance transactions to be beneficial because such transactions diversify both the Company’s business opportunities and its risk profile beyond U.S. public finance. The timing of new business production in the infrastructure and structured finance sectors is influenced by typically long lead times and therefore may vary from period to period.

U.S. Municipal Market Data and Bond Insurance Penetration Rates (1)
Based on Sale Date

	Year Ended December 31,
	2022	2021	2020
	(dollars in billions)
Par:
New municipal bonds issued	$359.7	$456.7	$451.8
Total insured	$28.8	$37.5	$34.2
Insured by Assured Guaranty	$17.0	$22.6	$19.7
Number of issues:
New municipal bonds issued	7,902	11,819	11,857
Total insured	1,420	2,198	2,140
Insured by Assured Guaranty	648	1,076	982
Bond insurance market penetration based on:
Par	8.0%	8.2%	7.6%
Number of issues	18.0%	18.6%	18.0%
Single A par sold	30.2%	26.6%	28.3%
Single A transactions sold	59.0%	56.6%	54.3%
$25 million and under par sold	21.9%	21.3%	20.9%
$25 million and under transactions sold	21.4%	21.7%	21.0%
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

After over five years of negotiations, 2022 has been a turning point for resolving a substantial portion of the Company’s Puerto Rico exposure in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico) as discussed in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure.

As a result of the consummation on March 15, 2022, of each of the GO/PBA Plan, PRCCDA Modification and PRIFA Modification and the consummation on December 6, 2022 of the HTA Plan (together, the 2022 Puerto Rico Resolutions), including claim payments made by the Company under the 2022 Puerto Rico Resolutions, the Company’s obligations under its insurance policies covering debt of the PRCCDA and PRIFA were extinguished, and its insurance exposure to Puerto Rico GO, PBA and PRHTA was greatly reduced. In the twelve-month period ended December 31, 2022, the Company has reduced its total Puerto Rico exposure, all rated BIG, by $2.2 billion (from $3.6 billion as of December 31, 2021 to $1.4 billion as of December 31, 2022). The Company believes the consummations of the 2022 Puerto Rico Resolutions mark significant milestones in its Puerto Rico loss mitigation efforts.

In connection with the consummation of the 2022 Puerto Rico Resolutions, the Company received substantial amounts of cash, New Recovery Bonds and CVIs.

Under the GO/PBA Plan and in connection with its direct exposure the Company received (including amounts received in connection with the second election described in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, but excluding amounts received in connection with second-to-pay exposures):

•$530 million in cash, net of ceded reinsurance,
•$605 million of New GO Bonds (see Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles for additional information), which represents the face value of current interest bonds and the maturity value of capital appreciation bonds, net of ceded reinsurance, and
•$258 million of CVIs (see Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles for additional information), which represents the original notional value, net of ceded reinsurance.

Under the PRCCDA Modification and the PRIFA Modification, on March 15, 2022, the Company received an aggregate of $47 million in cash and $98 million in notional amount of CVIs.

In connection with the resolution of its PRHTA exposures pursuant to both the HTA Plan and the GO/PBA Plan the Company received (including amounts received in connection with the election described in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, but excluding amounts received in connection with second-to-pay exposures):

•$251 million in cash,
•$807 million of Toll Bonds (see Note 7, Investments and Cash and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information), which represents the face value of current interest bonds and the maturity value of capital appreciation bonds and convertible capital appreciation bonds, and
•$672 million of CVIs (see Note 7, Investments and Cash, for additional information), which represents the original notional value.

The Company has sold some of the New Recovery Bonds and CVIs it received in connection with the 2022 Puerto Rico Resolutions and may continue to sell amounts it still retains, subject to market conditions. The fair value of such securities held by the Company as of December 31, 2022, is included in the line items “fixed-maturity securities, available-for-sale, at fair value”, “fixed-maturity securities, trading, at fair value”, and “financial guaranty variable interest entities’ assets, at fair value” on the consolidated balance sheets.

The Company continues to work to resolve its remaining unresolved defaulted Puerto Rico exposure, Puerto Rico Electric Power Authority (PREPA). For information about PREPA developments, see Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure. For more information about developments in Puerto Rico and related recovery litigation being pursued by the Company, see Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure and the Insured Portfolio section below.

The Company is and has for several years been working with the servicers of some of the RMBS transactions it insures to encourage the servicers to provide alternatives to distressed borrowers that will encourage them to continue making payments on their loans to help improve the performance of the related RMBS.

The Company also purchases attractively priced obligations, including BIG obligations, that it has insured and for which it had expected losses to be paid, in order to mitigate the economic effect of insured losses (Loss Mitigation Securities). The fair value of Loss Mitigation Securities as of December 31, 2022 (excluding the value of the Company’s insurance) was $508 million, with a par of $778 million.

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

Asset Management and Alternative Investments

    AssuredIM is a diversified asset manager that serves as investment adviser to CLOs, opportunity and liquid strategies, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. As of December 31, 2022, AssuredIM is a top 25 CLO manager by AUM, as published by Creditflux Ltd. AssuredIM is actively pursuing opportunity strategies focused on healthcare and asset-based lending strategies. Over time, the Company seeks to broaden and diversify its Asset Management business through strategic combinations.

The Company is exploring alternative accretive growth strategies for its asset management business, with the goal of maximizing the value of this business for its stakeholders. The Company remains committed to growing asset management-related earnings and is pursuing strategies that would provide it with an avenue for such growth. Discussions regarding alternative accretive growth strategies are ongoing, and there can be no assurances that such discussions will result in any transaction. Please see Part I, Item 1A. Risk Factors, Strategic Risks captioned “Strategic transactions may not result in the benefits anticipated.”

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

Additionally, the Company believes that AssuredIM provides the Company an opportunity to deploy excess capital at attractive returns improving the risk-adjusted return on a portion of the investment portfolio and potentially increasing the amount of dividends certain of its insurance subsidiaries are permitted to pay under applicable regulations. The Company allocated $750 million of capital to invest in AssuredIM Funds plus $550 million aggregate of investment assets of the U.S. Insurance Subsidiaries’ to be managed by AssuredIM under an IMA. The Company has used these allocations to: (i) launch new products (CLOs and opportunity funds) on the AssuredIM platform; and (ii) enhance the returns of its own investment portfolio.

Adding distributed gains from inception through December 31, 2022 to the original $750 million allocation, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds through their jointly owned investment subsidiary, AGAS. As of December 31, 2022, AGAS had committed $755 million to AssuredIM Funds, including $219 million that has yet to be funded. This capital was committed to several funds, each dedicated to a single strategy including CLOs, healthcare structured capital, and asset-based finance.

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

From 2013 through February 28, 2023, the Company has repurchased 141 million common shares for approximately $4.7 billion, representing approximately 73% of the total shares outstanding at the beginning of the repurchase program in 2013. On February 23, 2022 and August 3, 2022, the Board authorized the repurchase of an additional $350 million and $250 million, respectively, of its common shares. As of February 28, 2023, the Company was authorized to purchase $201 million of its common shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time and it does not have an expiration date. See Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity, for additional information about the Company’s repurchases of its common shares.

Summary of Share Repurchases

	Amount	Number of Shares	Average price per share
	(in millions, except per share data)
2013-2021	$4,158	132.027	$31.50
2022	503	8.848	56.79
2023 (through February 28, 2023)	2	0.036	62.23
Cumulative repurchases since the beginning of 2013	$4,663	140.911	33.09
As of December 31, 2022, the estimated accretive effect of the cumulative repurchases of common shares since the beginning of 2013 was approximately: $37.11 per share in shareholders’ equity attributable to AGL, $42.91 per share in adjusted operating shareholders’ equity, and $76.76 per share in adjusted book value.

The Company considers the appropriate mix of debt and equity in its capital structure. On May 26, 2021, the Company issued $500 million of 3.15% Senior Notes due in 2031 for net proceeds of $494 million. On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes was used to redeem $200 million of AGMH debt as follows: all $100 million of AGMH’s 6 7/8% Quarterly Interest Bonds due in 2101, and $100 million of the $230 million of AGMH’s 6.25% Notes due in 2102. On August 20, 2021, the Company issued $400 million of 3.6% Senior Notes due in 2051 for net proceeds of $395 million. On September 27, 2021, all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $400 million of AGMH and AGUS debt as follows: all $100 million of AGMH’s 5.60% Notes due in 2103; the remaining $130 million of AGMH 6.25% Notes due in 2102; and $170 million of the $500 million of AGUS 5% Senior Notes due in 2024. Proceeds from the debt issuances that were not used to redeem debt were used for general corporate purposes, including share repurchases. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies” for the U.S. Holding Companies’ long-term debt.

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

Since the second quarter of 2017, AGUS has purchased $154 million in principal of AGMH’s outstanding Junior Subordinated Debentures. The Company may choose to redeem or make additional purchases of this or other Company debt in the future. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies”, and Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

Executive Summary

The primary drivers of volatility in the Company’s net income include: changes in fair value of credit derivatives, FG VIEs, CIVs, and CCS, as well as loss and LAE, foreign exchange gains (losses), the level of refundings of insured obligations, changes in the value of the Company’s alternative investments, the effects of any large settlements, commutations and loss mitigation strategies, among other factors. Changes in the fair value of AssuredIM Funds and amount of AUM affect the amount of management and performance fees earned. Changes in laws and regulations, among other factors, may also have a significant effect on reported net income or loss in a given reporting period.

Financial Performance of Assured Guaranty

Financial Results

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
GAAP
Net income (loss) attributable to AGL	$124	$389	$362
Net income (loss) attributable to AGL per diluted share	$1.92	$5.23	$4.19
Weighted average diluted shares	63.9	74.3	86.2

Non-GAAP
Adjusted operating income (loss) (1)	$267	$470	$256
Adjusted operating income per diluted share	$4.14	$6.32	$2.97
Weighted average diluted shares	63.9	74.3	86.2

Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income	$(6)	$30	$(12)
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating income per share	$(0.10)	$0.41	$(0.14)

Components of total adjusted operating income (loss)
Insurance segment	$413	$722	$429
Asset Management segment	(6)	(19)	(50)
Corporate division	(134)	(263)	(111)
Other (2)	(6)	30	(12)
Adjusted operating income (loss)	$267	$470	$256

Insurance Segment
Gross written premiums (GWP)	$360	$377	$454
Present value of new business production (PVP) (1)	375	361	390
Gross par written	22,047	26,656	23,265

Asset Management Segment
AUM:
Inflows - third party	$1,385	$2,971	$1,618
Inflows - intercompany	270	243	1,257

	As of December 31, 2022		As of December 31, 2021
	Amount	Per Share	Amount	Per Share
	(in millions, except per share amounts)
Shareholders’ equity attributable to AGL	$5,064	$85.80	$6,292	$93.19
Adjusted operating shareholders’ equity (1)	5,543	93.92	5,991	88.73
Adjusted book value (1)	8,379	141.98	8,823	130.67
Gain (loss) related to FG VIE and CIV consolidation included in adjusted operating shareholders’ equity	17	0.28	32	0.47
Gain (loss) related to FG VIE and CIV consolidation included in adjusted book value	11	0.19	23	0.34
Common shares outstanding (3)	59.0		67.5
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
(3)    See “— Overview— Key Business Strategies – Capital Management” above for information on common share repurchases.

Consolidated Results of Operations

Consolidated Results of Operations

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues:
Net earned premiums	$494	$414	$485
Net investment income	269	269	297
Asset management fees	93	88	89
Net realized investment gains (losses)	(56)	15	18
Fair value gains (losses) on credit derivatives	(11)	(58)	81
Fair value gains (losses) on CCS	24	(28)	(1)
Fair value gains (losses) on FG VIEs	22	23	(10)
Fair value gains (losses) on CIVs	17	127	41
Foreign exchange gains (losses) on remeasurement	(112)	(23)	39
Fair value gains (losses) on trading securities	(34)	—	—
Commutation gains (losses)	2	—	38
Other income (loss)	15	21	38
Total revenues	723	848	1,115
Expenses:
Loss and LAE (benefit)	16	(220)	203
Interest expense	81	87	85
Loss on extinguishment of debt	—	175	—
Amortization of deferred acquisition cost (DAC)	14	14	16
Employee compensation and benefit expenses	258	230	228
Other operating expenses	167	179	197
Total expenses	536	465	729
Income (loss) before income taxes and equity in earnings (losses) of investees	187	383	386
Equity in earnings (losses) of investees	(39)	94	27
Income (loss) before income taxes	148	477	413
Less: Provision (benefit) for income taxes	11	58	45
Net income (loss)	137	419	368
Less: Noncontrolling interests	13	30	6
Net income (loss) attributable to Assured Guaranty Ltd.	$124	$389	$362

Effective tax rate	7.2%	12.2%	10.9%

Net income attributable to AGL in 2022 was lower compared with 2021 primarily due to the following:

•loss and LAE in 2022 compared with a benefit in 2021,

•losses on equity method alternative investments in 2022 compared with gains in 2021,

•realized and unrealized losses on the investment portfolio reported in realized gains (losses) on investments and fair value gains (losses) on trading securities compared with gains in 2021,

•lower fair value gains on CIVs, and

•higher foreign exchange remeasurement losses in 2022.

These decreases were offset in part by:

•losses on extinguishment of debt in 2021 that did not recur in 2022,

•higher net earned premiums mainly attributable to accelerations on certain Puerto Rico exposures, and

•fair value gains on CCS in 2022 compared with losses in 2021.

The Company’s effective tax rate reflects the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries generally taxed at the U.S. marginal corporate income tax rate of 21%, U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%, the French subsidiary taxed at the French marginal corporate tax rate of 25%, and no taxes for the Company’s Bermuda subsidiaries, unless subject to U.S. tax by election or as a U.S. CFC. The effective tax rate in 2022 was lower than in 2021 due primarily to differences in the portion of income generated by various jurisdictions as well as the Company’s ability to utilize foreign tax credits.

Adjusted Operating Income

Adjusted operating income in 2022 was $267 million, compared with $470 million in 2021. The decrease was primarily attributable to lower Insurance segment adjusted operating income due to losses in equity method alternative investments and benefits in Puerto Rico expected losses in 2021 that did not recur in 2022, offset by a lower corporate division loss due to a 2021 loss on extinguishment of debt that did not recur in 2022. See “— Results of Operations —Reconciliation to GAAP” for the reconciliation of net income (loss) attributable to AGL to adjusted operating income (loss).

Book Value and Adjusted Book Value

Shareholders’ equity attributable to AGL as of December 31, 2022 decreased compared with December 31, 2021, as net income was offset by other comprehensive loss, share repurchases and dividends. Adjusted operating shareholders’ equity and adjusted book value also decreased primarily due to share repurchases, and dividends and foreign exchange remeasurement losses, offset in part, in the case of adjusted book value, by new business development and favorable loss development.

    On a per share basis, shareholders’ equity attributable to AGL was $85.80 as of December 31, 2022, which was lower than shareholders’ equity attributable to AGL of $93.19 as of December 31, 2021, primarily due to unrealized losses on the investment portfolio caused largely by rising interest rates.

On a per share basis, adjusted operating shareholders’ equity increased to $93.92 as of December 31, 2022, from $88.73 as of December 31, 2021, and adjusted book value increased to $141.98 as of December 31, 2022 from $130.67 as of December 31, 2021, primarily due to the accretive effect of the share repurchase program, and in the case of adjusted book value, net premiums written and favorable loss development. See “— Non-GAAP Financial Measures” for the reconciliation of shareholders’ equity attributable to AGL to adjusted operating shareholders' equity and adjusted book value.

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

The Company’s surveillance and treasury functions have reviewed the Company’s insurance and investment portfolios, respectively, and have identified no material direct exposure to Ukraine or Russia. In fact, the Company’s direct insurance exposure to eastern Europe generally is limited to approximately $300 million in net par outstanding as of December 31, 2022, comprising $237 million net par exposure to the sovereign debt of Poland and $63 million net par exposure to a toll road in Hungary. The Company rates the toll road exposure BIG.

Inflation

By some key measures, consumer price inflation in the U.S. and the U.K. was higher in 2022 than it has been in decades, and interest rates generally increased. Consumer price inflation in the U.K. impacts the Company directly by increasing exposure for certain index-linked U.K. debt with par that accretes with increasing inflation, and also increasing projected future installment premiums on the portion of such exposure that pays at least some of the premium on an installment basis over the term of the exposure. Consumer price inflation may also impact the Company indirectly to the extent it makes it more difficult for obligors to make their debt payments, and may be accompanied by higher interest rates that could impact the Company in several ways.

After acknowledging the need to combat inflation, the FOMC of the Federal Reserve Board decided at its March 2022 meeting to start again raising the target federal funds rate, and raised the rate seven times from March 2022 through December 2022. At its January 31 - February 1, 2023 meeting, the FOMC raised the federal funds target rate by 25 bps to 4.5% to 4.75%, its eighth consecutive increase, stating that it anticipates that ongoing increases will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2% over time.

Higher interest rates impact the Company in numerous other ways. For example, higher interest rates are often accompanied by wider credit spreads, which may make the Company’s credit enhancement products more attractive in the market and increase the level of premiums it can charge for that product. However, despite the increases in interest rates in 2022, the pace of credit spread widening was more modest and market penetration of municipal bond insurance in the U.S. public finance market remained relatively flat in 2022 versus 2021. Over time, higher interest rates also increase the amount the Company can earn on its largely fixed-maturity investment portfolio. Higher interest rates may present a more challenging environment for distressed RMBS the Company insures to the extent it causes housing prices to decline, reduce the fair value of its largely fixed-rate fixed-maturity investment portfolio, dampen municipal bond issuance and negatively impact the finances of some insured obligors.

See “Overview — Economic Environment”.

LIBOR Sunset

IBA and FCA first announced in 2017 that the publication of LIBOR would cease at the end of 2021. Many legal documents entered into prior to that time did not include robust fallback language contemplating the permanent suspension of the publication of LIBOR. On March 5, 2021, IBA and FCA confirmed a representative panel of banks will continue setting 1, 3, 6 and 12-month U.S. dollar LIBOR through June 2023, rather than December 31, 2021 as originally announced. The publication of all sterling LIBOR rates ceased on December 31, 2021, as originally announced. To address the permanent cessation of U.S. dollar LIBOR, the U.S. Congress enacted the Adjustable Interest Rate (LIBOR) Act (AIRLA) on March 15, 2022, to provide a federal solution for replacing references to U.S. dollar LIBOR in existing contracts that either lack, or contain insufficient, LIBOR fallback provisions. In accordance with AIRLA, the Board of Governors of the Federal Reserve System adopted final rule 12. C.F.R. Part 253 “Regulation Implementing the Adjustable Interest Rate (LIBOR) Act (Regulation ZZ)” (Rule 253), which identifies Secured Overnight Finance Rate (SOFR)-based benchmark rates that will replace U.S. dollar LIBOR in certain financial contracts after June 30, 2023. Rule 253 confirms that the AIRLA safe harbor provisions for LIBOR contracts that change over to SOFR, either by operation of law or the choice of a determining person, will apply.

The Company has outstanding exposure to LIBOR in the following areas:

Outstanding Insured Financial Guaranty Portfolio

The Company has insured net part outstanding on December 31, 2022 to obligors that the Company is aware have assets, liabilities or hedges that reference U.S. dollar LIBOR or sterling LIBOR. In each case, the transactions are generally governed by documentation entered into prior to the announcement that the publication of LIBOR would cease. These obligors, not the Company, are responsible for any financial cost of the transition away from LIBOR. The Company is impacted if such costs result in payment defaults of obligations the Company insures or increase the amount of losses the Company is required to pay for insured transactions already in payment default.

    U.S. Dollar LIBOR. The Company projects that in June 2023 it will have approximately $2.8 billion of insured net par outstanding to obligors that the Company is aware have assets, liabilities or hedges that reference U.S. dollar LIBOR. Of the $2.8 billion of insured net par, approximately $0.9 billion is currently rated BIG by the Company. As part of its insured portfolio surveillance process, the Company’s surveillance team evaluates the potential impact of the transition from U.S. dollar LIBOR on the Company’s insured exposures. The Company is generally in contact with relevant parties to insured transactions most likely to be impacted by the transition from U.S. dollar LIBOR. In many instances it is difficult to amend the relevant documentation, so the enactment of AIRLA is very helpful. While most of the parties relevant to the Company’s exposure to U.S. dollar LIBOR have not yet expressly committed to a course of action, AIRLA provides a replacement rate and a safe harbor from liability as a result of the transition from U.S. LIBOR.

Sterling LIBOR. The Company also had $16 million of insured net par outstanding at December 31, 2022 to one obligor that the Company is aware has assets, liabilities or hedges that reference sterling LIBOR. The documentation for this transaction was recently amended and will instead reference Sterling Overnight Interbank Average Rate (SONIA) effective March 17, 2023.

Loss Mitigation and Other Securities

Certain securities, primarily Loss Mitigation Securities, with a fair value of approximately $504 million on December 31, 2022 that reference U.S. dollar LIBOR, are generally governed by documentation entered into prior to the announcement that the publication of LIBOR would cease. The transition away from U.S. dollar LIBOR may impact the fair value and total amounts eventually received from such investments.

Outstanding Debt Issued by AGMH and AGUS

The Company’s subsidiary AGUS has $150 million of debentures outstanding that bear a floating rate of interest tied to U.S. dollar LIBOR. In 2022, the Company paid $6 million of interest on those debentures. In addition, the Company’s subsidiary AGMH has $300 million of debentures outstanding ($154 million of which are held by AGUS) that will convert to a floating interest rate tied to U.S. dollar LIBOR after December 15, 2036.

Committed Capital Securities

The Company benefits from $400 million of CCS that pay a rate tied to U.S. dollar LIBOR. In 2022, the amount the Company paid on the CCS was $11 million.

CLOs

Certain CLOs issued and owned by the Company’s CIVs pay interest historically tied to U.S. dollar LIBOR. The relevant operative documents generally included from the outset or were amended or executed after the planned cessation of U.S. dollar LIBOR was announced to include robust fallback language with alternative procedures to transition to a new benchmark rate based on SOFR.

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

The Company began operating remotely in accordance with its business continuity plan in March 2020 in response to the COVID-19 pandemic, instituting mandatory remote work policies in its offices in Bermuda, U.S., U.K. and France. By the end of February 2022, the Company had reopened all of its offices, choosing a hybrid remote and office work model in response to employee feedback and as part of its commitment to providing a safe and healthy workplace. Whether its employees are working remotely or in a hybrid remote and office work model, the Company continues to provide the services and communications it normally would. For more information, see Part I, Item 1A, Risk Factors, Operational Risks captioned “The Company is dependent on its information technology and that of certain third parties, and a cyberattack, security breach or failure in the Company’s or a vendor’s information technology system, or a data privacy breach of the Company’s or a vendor’s information technology system, could adversely affect the Company’s business.”

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

Critical estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information that is reasonable under the circumstances. There can be no assurance that actual results will conform to estimates and assumptions and that reported results of operations will not be materially different in the future to reflect changes in these estimates and assumptions from time to time.

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

•Expected loss to be paid (recovered)
•Fair value of certain assets and liabilities, primarily:
◦Investments
◦Assets and liabilities of CIVs
◦Assets and liabilities of FG VIEs
◦Credit derivatives
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

The Company analyzes the operating performance of each segment using each segment’s adjusted operating income as described in Item 8, Financial Statements and Supplementary Data, Note 2, Segment Information. Results for each segment include specifically identifiable expenses as well as allocations of expenses among legal entities based on time studies and other cost allocation methodologies based on headcount or other metrics.
Insurance Segment Results

Insurance Segment Results

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Segment revenues
Net earned premiums and credit derivative revenues	$508	$438	$504
Net investment income	278	280	310
Fair value gains (losses) on trading securities	(34)	—	—
Commutation gains (losses)	2	—	38
Foreign exchange gains (losses) on remeasurement and other income (loss) (1)	3	15	22
Total segment revenues	757	733	874
Segment expenses
Loss expense (benefit)	12	(221)	204
Interest expense	1	—	—
Amortization of DAC	14	14	16
Employee compensation and benefit expenses	148	142	143
Other operating expenses	84	98	83
Total segment expenses	259	33	446
Equity in earnings (losses) of investees	(51)	144	61
Segment adjusted operating income (loss) before income taxes	447	844	489
Less: Provision (benefit) for income taxes	34	122	60
Segment adjusted operating income (loss)	$413	$722	$429
____________________
(1)    Other income (loss) consists of recurring items such as ancillary fees on financial guaranty policies for commitments and consents, and if applicable, other revenue items on financial guaranty insurance and reinsurance contracts such as loss mitigation recoveries.

Net Earned Premiums and Credit Derivative Revenues

    Premiums are earned over the contractual lives, or in the case of insured obligations backed by homogeneous pools of assets, the remaining expected lives, of financial guaranty insurance contracts. The Company periodically estimates remaining expected lives of its insured obligations backed by homogeneous pools of assets and makes prospective adjustments for such changes in expected lives. Scheduled net earned premiums decrease each year unless replaced by a higher amount of new business, books of business acquired in a business combination or reassumptions of previously ceded business. See Item 8, Financial Statements and Supplementary Data, Note 5, Contracts Accounted for as Insurance, Premiums, for additional information.

    Net earned premiums due to accelerations are attributable to changes in the expected lives of insured obligations driven by: (i) refundings of insured obligations; or (ii) terminations of insured obligations either through negotiated agreements or the exercise of the Company’s contractual rights to make claim payments on an accelerated basis.

    Refundings occur in the public finance market when municipalities and other public finance issuers pay down insured obligations prior to their originally scheduled maturities. Refundings tend to increase when issuers can refinance their debt obligations at lower rates than they are currently paying. The premiums associated with the insured obligations of municipalities and other public finance issuers are generally received upfront when the obligations are issued and insured. When issuers pay down insured obligations, the Company is no longer on risk for payment defaults, and therefore accelerates the recognition of the remaining nonrefundable deferred premium revenue. The amortization of the Company’s outstanding book of business along with the previously high levels of refunding activity has led to a lower volume of refunding opportunities over the last several years, except for refundings of Puerto Rico policies under the 2022 Puerto Rico Resolutions.

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

Insurance Segment
Net Earned Premiums and Credit Derivative Revenues

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net earned premiums:
Financial guaranty insurance:
Public finance
Scheduled net earned premiums (1)	$256	$290	$292
Accelerations:
Refundings	179	56	123
Terminations	—	1	6
Total accelerations	179	57	129
Total public finance	435	347	421
Structured finance
Scheduled net earned premiums (1)	58	66	67
Terminations	—	2	—
Total structured finance	58	68	67
Specialty insurance and reinsurance	4	3	2
Total net earned premiums	497	418	490

Credit derivative revenues:
Scheduled net earned premiums	9	13	13
Accelerations	2	7	1
Total credit derivative revenues	11	20	14
Total net earned premiums and credit derivative revenues	$508	$438	$504
____________________
(1)    Includes accretion of discount.

    Net earned premiums and credit derivative revenues increased in 2022 compared with 2021 primarily due to refundings of $133 million related to the 2022 Puerto Rico Resolutions discussed in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, offset in part by the scheduled decline in structured finance par outstanding and the effect of other refundings and terminations on scheduled net earned premiums. As of December 31, 2022, $3.7 billion of net deferred premium revenue on financial guaranty insurance remained to be earned over the life of the insurance contracts.

    New Business Production

Gross Written Premiums and New Business Production

	Year Ended December 31,
	2022	2021	2020
	(in millions)
GWP
Public Finance—U.S.	$248	$231	$294
Public Finance—non-U.S.	75	89	142
Structured Finance—U.S.	37	51	18
Structured Finance—non-U.S.	—	6	—
Total GWP	$360	$377	$454

PVP (1):
Public Finance—U.S.	$257	$235	$292
Public Finance—non-U.S.	68	79	82
Structured Finance—U.S.	43	42	14
Structured Finance—non-U.S. (2)	7	5	2
Total PVP	$375	$361	$390

Gross Par Written (1):
Public Finance—U.S.	$19,801	$23,793	$21,198
Public Finance—non-U.S.	624	1,117	1,434
Structured Finance—U.S.	1,077	1,316	380
Structured Finance—non-U.S. (2)	545	430	253
Total gross par written	$22,047	$26,656	$23,265

Average rating on new business written	A-	A-	A-
____________________
(1)    PVP and Gross Par Written in the table above are based on “close date,” when the transaction settles. See “— Non-GAAP Financial Measures — PVP or Present Value of New Business Production.”
(2)    2022 PVP and gross par written include the present value of future premiums and exposure, respectively, associated with a financial guarantee written by the Company that, under GAAP, is accounted for under ASC 460, Guarantees.

GWP relates to insurance and reinsurance contracts for both financial guaranty and specialty business. Financial guaranty insurance and reinsurance GWP includes: (i) amounts collected upfront on new business written; (ii) the present value of future contractual or expected premiums on new business written (discounted at risk-free rates); and (iii) the effects of changes in the estimated lives of certain transactions in the in-force book of business. Specialty business GWP is recorded as premiums are due. Credit derivatives are accounted for at fair value and therefore are not included in GWP.

The non-GAAP financial measure, PVP, includes upfront premiums and the present value of expected future installments on new business at the time of issuance, discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, for all contracts regardless of form or accounting model. See “— Non-GAAP Financial Measures” below.

U.S. public finance GWP increased in 2022 to $248 million from $231 million in 2021, and the corresponding PVP increased in 2022 to $257 million from $235 million in 2021. The increase was primarily due to a higher proportion of secondary market transactions. The Company’s direct par written represented 59% of the total U.S. municipal market insured issuance in 2022, compared with 60% in 2021, and the Company’s penetration of all municipal issuance was 4.7% in 2022, compared with 5.0% in 2021.

In 2022, non-U.S. public finance GWP and PVP included restructuring of several existing transactions that resulted in additional GWP and PVP, without an increase in gross par, and several large transactions involving secondary market guarantees for institutional investors and banks, and a U.K. water utility liquidity guarantee.

Structured finance GWP and PVP in 2022 were primarily attributable to large insurance securitization transactions and pooled corporate obligations. PVP also includes a guarantee of rental income cash flows, for which no GWP is reported under GAAP.

Business activity in the infrastructure and structured finance sectors typically has long lead times and therefore may vary from period to period.

Income from Investments

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield on fixed-maturity securities is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

CVIs issued by Puerto Rico and received as part of the 2022 Puerto Rico Resolutions are classified as trading with changes in fair value reported in “fair value gains (losses) on trading securities” in the consolidated statements on operations. The fair value of such instruments as of December 31, 2022 was $303 million.

Equity method investments in the Insurance segment include investments that the U.S. Insurance Subsidiaries make in AssuredIM Funds, as well as other alternative investments. The income (loss) on such investments is reported in “equity in earnings (losses) of investees” and typically represents the change in NAV of AssuredIM Funds and the Company’s share of earnings of its other investees. The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. Adding distributed gains from inception through December 31, 2022, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds. As of December 31, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $755 million, of which $536 million represented net invested capital and $219 million was undrawn.

Insurance Segment
Income from Investments

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net investment income
Externally managed	$186	$202	$231
Loss Mitigation Securities and other	66	58	69
Managed by AssuredIM (1)	22	16	8
Intercompany loans	10	10	10
Investment income	284	286	318
Investment expenses	(6)	(6)	(8)
Net investment income	$278	$280	$310

Fair value gains (losses) on trading securities	$(34)	$—	$—

Equity in earnings (losses) of investees
AssuredIM Funds	$(10)	$80	$42
Other	(41)	64	19
Equity in earnings (losses) of investees	$(51)	$144	$61
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.

Net investment income was consistent in 2022 compared with 2021. The overall pre-tax book yield of available-for-sale fixed-maturity securities and short-term investments was 3.55% as of December 31, 2022 and 2.93% as of December 31, 2021. Externally managed portfolio’s pre-tax book yield was 3.09% as of December 31, 2022, compared with 2.92% as of December 31, 2021.

Equity in earnings of AssuredIM Funds in 2022 was a loss primarily attributable to the dilutive impact of a subsequent close of a healthcare fund. Equity in earnings of other investments was a loss in 2022 primarily due to mark-to-market losses in a private equity fund.

Economic Loss Development

     The insured portfolio includes policies accounted for under several different accounting models depending on the characteristics of the contract and the Company’s control rights. For a discussion of methodologies and significant estimates for expected loss to be paid (recovered), see Item 8, Financial Statements and Supplementary Data, Note 4, Expected Loss to be Paid (Recovered). For the accounting policies for measurement and recognition under GAAP for each type of contract, see the notes listed below in Item 8, Financial Statements and Supplementary Data.

•Note 5 for contracts accounted for as insurance;
•Note 6 for contracts accounted for as credit derivatives;
•Note 8 for FG VIEs; and
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

Current risk-free rates are used to discount expected losses at the end of each reporting period and therefore changes in such rates from period to period affect the expected loss estimates reported. Changes in risk-free rates used to discount losses affect economic loss development, and loss and LAE; however, the effect of changes in discount rates are not indicative of actual credit impairment or improvement in the period. The weighted average discount rates used to discount expected losses (recoveries) were 4.08%, 1.02% and 0.60% as of December 31, 2022, 2021 and 2020, respectively.

The composition of economic loss development (benefit) by accounting model and by sector are presented in the tables that follow, and the drivers of economic loss development (benefit) are discussed below.

Net Expected Loss to be Paid (Recovered) and Net Economic Loss Development (Benefit)
by Accounting Model

	Net Expected Loss to be Paid (Recovered)			Net Economic Loss Development (Benefit)
	As of December 31,			Year Ended December 31,
Accounting Model	2022		2021	2022	2021	2020
	(in millions)
Insurance	$205		$364	$(112)	$(281)	$142
FG VIEs	314	(1)	42	(17)	(20)	1
Credit derivatives	3		5	4	14	2
Total	$522		$411	$(125)	$(287)	$145

Net exposure rated BIG	$5,976		$7,440
____________________
(1)    The increase in expected loss to be paid for FG VIEs primarily relates to Puerto Rico Trusts that were consolidated as a result of the 2022 Puerto Rico Resolutions. Prior to the 2022 Puerto Rico Resolutions, all Puerto Rico Exposures were accounted for as insurance. See Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered).

Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Year Ended December 31, 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$19	$187	$403
Non-U.S. public finance	12	(2)	(1)	9
Public finance	209	17	186	412
Structured finance:
U.S. RMBS	150	(143)	59	66
Other structured finance	52	1	(9)	44
Structured finance	202	(142)	50	110
Total	$411	$(125)	$236	$522

	Year Ended December 31, 2021
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$(182)	$74	$197
Non-U.S. public finance	36	(22)	(2)	12
Public finance	341	(204)	72	209
Structured finance:
U.S. RMBS	148	(100)	102	150
Other structured finance	40	17	(5)	52
Structured finance	188	(83)	97	202
Total	$529	$(287)	$169	$411

Effect of changes in the risk-free rates included in economic loss development (benefit) was a benefit of $115 million and $33 million in 2022 and 2021, respectively.

2022 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $3.8 billion as of December 31, 2022, compared with $5.4 billion as of December 31, 2021. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2022 was $403 million, compared with $197 million as of December 31, 2021. The economic loss development on U.S. exposures in 2022 was $19 million, which was primarily attributable to certain Puerto Rico and health care exposures, partially offset by the effect of changes in discount rates. In 2022, the Company had net recovered losses of $187 million in the U.S. public finance sector related primarily to the claims paid on $2.0 billion net par under the 2022 Puerto Rico Resolutions, net of recoveries, which were in the form of cash, New Recovery Bonds and CVIs. See Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, for a discussion of Puerto Rico developments.

U.S. RMBS: The net benefit attributable to U.S. RMBS of $143 million was mainly related to a $58 million benefit related to changes in discount rates, a $49 million benefit related to improvement in transaction performance, a $30 million benefit related to higher recoveries on charged-off second lien loans, a $27 million benefit related to loss mitigation activity, a $26 million benefit related to updates in projected default curves, and a $17 million benefit on certain assumed RMBS transactions related to a settlement between a ceding company and a R&W provider. These items were all partially offset by loss of $79 million related to lower excess spread.

    2021 Net Economic Loss Development

Public Finance: Public finance expected loss to be paid primarily related to U.S. exposures, which had BIG net par outstanding of $5.4 billion as of both December 31, 2021 and December 31, 2020. The Company projected that its total net expected loss across its troubled U.S. public finance exposures as of December 31, 2021 would be $197 million, compared with $305 million as of December 31, 2020. The economic benefit on U.S. exposures in 2021 was $182 million, which was primarily attributable to certain Puerto Rico exposures. In the fourth quarter of 2021, the Company sold a portion of its salvage and subrogation recoverables associated with certain matured Puerto Rico GO and PREPA exposures on which the Company had previously paid claims. This sale resulted in proceeds of $383 million, including $56 million that was settled in January 2022. The Company has continued to make such sales, and received an additional $133 million in proceeds in connection with additional such sales in 2022. Also in the fourth quarter of 2021, the Company increased its assumptions for the value of the remaining CVIs and New Recovery Bonds received under the GO/PBA Plan and HTA Plan. During 2021, the Company also incorporated refinements in certain terms of the Puerto Rico support agreements.

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

    Insurance Segment Loss Expense

    The primary differences between net economic loss development and the amount reported as “loss and LAE (benefit)” in the consolidated statements of operations are that loss and LAE (benefit): (i) considers deferred premium revenue in the calculation of loss reserves for financial guaranty insurance contracts; (ii) eliminates loss and LAE related to FG VIEs; and (iii) does not include estimated losses on credit derivatives.

    Insurance segment loss expense includes loss and LAE on financial guaranty insurance contracts and losses on credit derivatives without giving effect to eliminations related to the consolidation of FG VIEs.

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

Insurance Segment
Loss Expense (Benefit)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S. public finance	$128	$(146)	$225
Non-U.S. public finance	—	(9)	5
Structured finance:
U.S. RMBS	(120)	(84)	(36)
Other structured finance	4	18	10
Structured finance	(116)	(66)	(26)
Total Insurance segment loss expense (benefit)	$12	$(221)	$204

The difference between public finance loss expense and economic development in 2022 was primarily attributable to the release of unearned premium reserve on policies that were extinguished under the 2022 Puerto Rico Resolutions. As a result, the Company recognized loss and LAE expense that had not previously been reported in the statement of operations, and corresponding net earned premiums were recognized for the remaining deferred premium revenue on the extinguished Puerto Rico exposures. For additional information on the expected timing of net expected losses to be expensed see Item 8, Financial Statements and Supplementary Data, Note 5, Contracts Accounted for as Insurance.

    Other Operating Expenses

The decrease in other operating expenses to $84 million in 2022 from $98 million in 2021 was primarily attributable to the write-off of a $16 million intangible asset attributable to Municipal Assurance Corp. (MAC) insurance licenses in 2021 that did not recur in 2022. MAC was merged with and into AGM on April 1, 2021. See Item 8, Financial Statements and Supplementary Data, Note 11, Goodwill and Other Intangible Assets, for additional information.

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

	S&P	KBRA	Moody’s	A.M. Best Company, Inc.
AGM	AA (stable) (7/8/22)	AA+ (stable) (10/21/22)	A1 (stable) (3/18/22)	—
AGC	AA (stable) (7/8/22)	AA+ (stable) (10/21/22)	(1)	—
AG Re	AA (stable) (7/8/22)	—	—	—
AGRO	AA (stable) (7/8/22)	—	—	A+ (stable) (7/22/22)
AGUK	AA (stable) (7/8/22)	AA+ (stable) (10/21/22)	A1 (stable) (3/18/22)	—
AGE	AA (stable) (7/8/22)	AA+ (stable) (10/21/22)	—	—
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

For a discussion of the effects of rating actions on the Company beyond potential effects on the demand for its insurance products, see “—Liquidity and Capital Resources — Insurance Subsidiaries” section below.

Asset Management Segment Results

Asset Management Segment Results

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Segment revenues
Management fees (1)	$85	$76	$59
Performance fees	21	1	1
Foreign exchange gains (losses) on remeasurement and other income (loss)	6	6	6
Total segment revenues	112	83	66
Segment expenses
Employee compensation and benefit expenses	80	67	67
Interest expense	1	1	—
Other operating expenses (1) (2)	38	40	61
Total segment expenses	119	108	128
Segment adjusted operating income (loss) before income taxes	(7)	(25)	(62)
Less: Provision (benefit) for income taxes	(1)	(6)	(12)
Segment adjusted operating income (loss)	$(6)	$(19)	$(50)
_____________________
(1)    The Asset Management segment presents reimbursable fund expenses netted in other operating expenses, whereas on the consolidated statement of operations such reimbursable expenses are shown gross as revenues.
(2)    Includes amortization of intangible assets of $11 million in 2022, $12 million in 2021 and $13 million in 2020.

Management and Performance Fees

Management fees are generated by CLOs, opportunity funds, liquid strategies, and certain of the wind-down funds. CLO fees are the net management fees that AssuredIM retains after rebating the portion of these fees that pertains to the CLO Equity that is held directly by AssuredIM Funds. Management fees from opportunity funds and liquid strategies include funds that were launched since the BlueMountain Acquisition in which the Insurance segment’s U.S. Insurance Subsidiaries invest as well as with two previously established opportunity funds in their harvest periods. The Company also generates fees from legacy hedge and opportunity funds now subject to an orderly wind-down.

Management Fees

	Year Ended December 31,
	2022	2021	2020
	(in millions)
CLOs	$48	$48	$23
Opportunity funds and liquid strategies	35	20	11
Wind-down funds	2	8	25
Total management fees	$85	$76	$59

Fees from opportunity funds increased primarily due to higher third party AUM in healthcare funds. Fees from the wind-down funds decreased as distributions to investors continued. As of December 31, 2022, AUM of the wind-down funds was $182 million compared with $582 million as of December 31, 2021.

Performance fees and increased compensation expenses in 2022 were attributable to the healthcare and asset-based funds.

Expenses

Expenses primarily consist of employee compensation and benefits, and also include other operating expenses such as rent, professional fees, placement fees, and depreciation. Amortization of finite-lived intangible assets mainly consist of AssuredIM’s CLO and investment management contracts and its CLO distribution network as discussed below.

Goodwill and Intangible Assets

As of December 31, 2022, the Company had $117 million in goodwill and $40 million in finite-lived intangible assets associated with the BlueMountain Acquisition. To date, there have been no impairments of goodwill or finite-lived intangible assets. Amortization expense associated with the finite-lived intangible assets was $11 million, $12 million and $13 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Roll Forward of Assets Under Management
Year Ended December 31, 2022

	CLOs (1)	Opportunity Funds (2)	Liquid Strategies (3)	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2021	$14,699	$1,824	$389	$582	$17,494
Inflows - third party	1,049	315	21	—	1,385
Inflows - intercompany	165	—	105	—	270
Outflows:
Redemptions	—	—	—	—	—
Distributions	(525)	(290)	(252)	(399)	(1,466)
Total outflows	(525)	(290)	(252)	(399)	(1,466)
Net flows	689	25	(126)	(399)	189
Change in value	(238)	35	(15)	(1)	(219)
AUM, December 31, 2022	$15,150	$1,884	$248	$182	$17,464
_____________________
(1)    CLOs inflows and outflows include $105 million in 2022 related to the transfer of assets between two CLO funds.
(2)    Opportunity funds inflows in 2022 are primarily related to the healthcare strategy fund. Distributions from opportunity funds include $115 million related to the AssuredIM Funds created prior to the BlueMountain Acquisition. As of December 31, 2022, AUM related to these funds was $68 million.
(3)    Liquid strategies’ inflows and outflows in 2022 relate to the transfer of assets between funds.

Year Ended December 31, 2021

	CLOs	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
AUM, December 31, 2020	$13,856	$1,486	$383	$1,623	$17,348
Inflows - third party	2,608	363	—	—	2,971
Inflows - intercompany	227	16	—	—	243
Outflows:
Redemptions	—	—	—	—	—
Distributions	(1,843)	(509)	—	(1,017)	(3,369)
Total outflows	(1,843)	(509)	—	(1,017)	(3,369)
Net flows	992	(130)	—	(1,017)	(155)
Change in value	(149)	468	6	(24)	301
AUM, December 31, 2021	$14,699	$1,824	$389	$582	$17,494

Components of Assets Under Management

	CLOs (1)	Opportunity Funds	Liquid Strategies	Wind-Down Funds	Total
	(in millions)
As of December 31, 2022:
Funded AUM	$15,047	$1,217	$248	$160	$16,672
Unfunded AUM	103	667	—	22	792

Fee earning AUM	$14,820	$1,640	$248	$87	$16,795
Non-fee earning AUM	330	244	—	95	669

Intercompany AUM:
Funded AUM	$582	$192	$248	$—	$1,022
Unfunded AUM	103	115	—	—	218

As of December 31, 2021:
Funded AUM	$14,575	$1,297	$389	$560	$16,821
Unfunded AUM	124	527	—	22	673

Fee earning AUM	$14,252	$1,527	$389	$408	$16,576
Non-fee earning AUM	447	297	—	174	918

Intercompany AUM:
Funded AUM	$541	$217	$368	$—	$1,126
Unfunded AUM	123	121	—	—	244
_____________________
(1)    CLO AUM includes CLO Equity that is held by various AssuredIM Funds. This CLO Equity corresponds to the majority of the non-fee earning CLO AUM, as AssuredIM typically rebates the CLO fees back to AssuredIM Funds.

Corporate Division Results

Corporate Division Results

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Revenues	$4	$2	$9
Expenses
Interest expense	89	96	95
Loss on extinguishment of debt	—	175	—
Employee compensation and benefit expenses	30	21	18
Other operating expenses	24	20	19
Total expenses	143	312	132
Equity in earnings (losses) of investees	—	—	(6)
Adjusted operating income (loss) before income taxes	(139)	(310)	(129)
Less: Provision (benefit) for income taxes	(5)	(47)	(18)
Adjusted operating income (loss)	$(134)	$(263)	$(111)

The Corporate division loss in 2021 was primarily due to the loss on extinguishment of debt of $175 million on a pre-tax basis ($138 million after-tax) associated with the redemption of AGMH and AGUS debt, which represented the difference between the amount paid to redeem the debt and the carrying value of the debt. The loss on extinguishment of debt primarily consisted of a $156 million acceleration of unamortized fair value adjustments that were originally recorded upon the acquisition of AGMH in 2009, and a $19 million make-whole payment associated with the redemption of $170 million of AGUS 5% Senior Notes. See Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

Corporate division interest expense primarily relates to debt issued by the U.S. Holding Companies, and also includes intersegment interest expense of $10 million in both 2022 and 2021, related primarily to the $250 million AGUS debt issued to the U.S. Insurance Subsidiaries, which was borrowed in October 2019 in connection with the BlueMountain Acquisition. See “— Liquidity and Capital Resources — AGL and its U.S. Holding Companies, Intercompany Loans Payable”, for additional information.

Corporate division employee compensation and benefits expenses are an allocation of expenses based on time studies and represent the costs incurred and time spent on holding company activities, capital management, corporate oversight and governance. Other expenses include Board of Director expenses, legal fees and other direct or allocated expenses.

Other (Effect of FG VIEs and CIVs)

    The effect of consolidating FG VIEs and CIVs, intersegment eliminations, and reclassifications of reimbursable fund expenses to revenue are presented in “Other”. See Item 8, Financial Statements and Supplementary Data, Note 2, Segment Information.

The types of entities the Company consolidates when it is deemed to be the primary beneficiary primarily include: (i) entities whose debt obligations the insurance subsidiaries insure; (ii) custodial trusts established in connection with the consummation of the 2022 Puerto Rico Resolutions; and (iii) investment vehicles such as collateralized financing entities, CLO warehouses and AssuredIM Funds. The Company eliminates the effects of intercompany transactions between its FG VIEs and CIVs, and its insurance and asset management subsidiaries, as well as intercompany transactions between CIVs.

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

Consolidating CIVs (as opposed to accounting for them as equity method investments) has a significant effect on assets, liabilities and cash flows, and includes: (i) the establishment of the assets and liabilities of the CIVs, and related changes in fair value; (ii) eliminating the asset management fees earned by AssuredIM from the CIVs; (iii) eliminating the equity method investments of the insurance subsidiaries and related equity in earnings (losses) of investees and (iv) establishing noncontrolling interest for amounts not owned by the Company. The economic effect of the U.S. Insurance Subsidiaries’ ownership interests in CIVs is presented in the Insurance segment as equity in earnings (losses) of investees, while the effect of CIVs is presented as separate line items (“assets of CIVs,” “liabilities of CIVs,” and redeemable and non-redeemable noncontrolling interest) on a consolidated basis.

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

	Year Ended December 31,
	2022	2021	2020
Effect on Financial Statement Line Item	(in millions)
Fair value gains (losses) on FG VIEs (1)	$22	$23	$(10)
Fair value gains (losses) on CIVs	17	127	41
Equity in earnings (losses) of investees (2)	12	(50)	(28)
Other (3)	(44)	(34)	(12)
Effect on income before tax	7	66	(9)
Less: Tax provision (benefit)	—	6	(3)
Effect on net income (loss)	7	60	(6)
Less: Effect on noncontrolling interests (4)	13	30	6
Effect on net income (loss) attributable to AGL	$(6)	$30	$(12)

By Type of VIE
FG VIEs	$4	$(1)	$(14)
CIVs	(10)	31	2
Effect on net income (loss) attributable to AGL	$(6)	$30	$(12)
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
(3)    Includes net earned premiums, net investment income, asset management fees, foreign exchange gains (losses) on remeasurement, other income (loss), loss and LAE (benefit) and other operating expenses.
(4)     Represents the proportion of consolidated AssuredIM Funds’ income that is not attributable to AGAS’ or any other subsidiaries’ ownership interest.

The net effect of consolidating CIVs in 2021 included a $31 million gain on consolidation as described in Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Reconciliation to GAAP

Reconciliation of Net Income (Loss) Attributable to AGL
to Adjusted Operating Income (Loss)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income (loss) attributable to AGL	$124	$389	$362
Less pre-tax adjustments:
Realized gains (losses) on investments	(56)	15	18
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(18)	(64)	65
Fair value gains (losses) on CCS	24	(28)	(1)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(110)	(21)	42
Total pre-tax adjustments	(160)	(98)	124
Less tax effect on pre-tax adjustments	17	17	(18)
Adjusted operating income (loss)	$267	$470	$256

Gain (loss) related to FG VIE and CIV consolidation (net of tax provision (benefit) of $-, $6 and $(3)) included in adjusted operating income	$(6)	$30	$(12)

Net Realized Investment Gains (Losses)

The table below presents the components of net realized investment gains (losses).

Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Gross realized gains on sales of available-for-sale securities	$3	$20	$27
Gross realized losses on sales of available-for-sale securities	(45)	(5)	(5)
Net foreign currency gains (losses)	(4)	2	6
Change in allowance for credit losses and intent to sell	(21)	(7)	(17)
Other net realized gains (losses)	11	5	7
Net realized investment gains (losses)	$(56)	$15	$18

Gross realized losses on sales of available-for-sale securities in 2022 were primarily attributable to sales of Puerto Rico New Recovery Bonds. Other net realized gains in 2022 relate primarily to the sale of one of the Company’s alternative investments. The change in the allowance for credit losses in 2022 was primarily due to Loss Mitigation Securities.

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

The valuation of the Company’s credit derivative contracts requires the use of models that contain significant, unobservable inputs, and are classified as Level 3 in the fair value hierarchy. The models used to determine fair value are primarily developed internally based on market conventions for similar transactions that the Company observed in the past. There has been very limited new issuance activity in this market since 2009 and, as of December 31, 2022, market prices for the Company’s credit derivative contracts were generally not available. Inputs to the estimate of fair value include various market indices, credit spreads, the Company’s own credit spread and estimated contractual payments. See Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement, for additional information.

    During 2022, non-credit impairment-related unrealized fair value losses were generated primarily as a result of wider asset spreads, partially offset by the increased cost to buy protection on AGC, as the market cost of AGC’s credit protection increased during the period, and changes in discount rates. For those CDS transactions that were pricing at or above their floor levels, when the cost of purchasing CDS protection on AGC, which management refers to as the CDS spread on AGC, increased, the implied spreads that the Company (or another comparable entity) would expect to receive on these transactions decreased.

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

Fair Value Gains (Losses) on CCS

    Fair value gains on CCS in 2022 were primarily driven by an increase in LIBOR during the year. Fair value losses on CCS in 2021 were primarily driven by tightened market spreads during the year. Fair value gains (losses) of CCS are heavily affected by, and in part fluctuate with, changes in market spreads and interest rates, credit spreads and other market factors and are not expected to result in an economic gain or loss.

Foreign Exchange Gain (Loss) on Remeasurement

    Foreign exchange gains and losses in all periods primarily relate to remeasurement of long-dated premiums receivable, for which the Company records the present value of future installment premiums, and are mainly due to changes in the exchange rate of the pound sterling and, to a lesser extent, the euro relative to the U.S. dollar. Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves were $(110) million and $(21) million in 2022 and 2021, respectively. Approximately 74% and 78% of gross premiums receivable, net of commissions payable at December 31, 2022 and December 31, 2021, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Premiums on European infrastructure and structured finance transactions typically are paid, in whole or in part , on an installment basis, whereas premiums on U.S. public finance transactions are often paid upfront.

The following table presents the foreign exchange rates as of balance sheet dates.

Foreign Exchange Rates
U.S. Dollar Per Foreign Currency

	As of December 31,
	2022	2021	2020
Pound sterling	$1.208	$1.353	$1.367
Euro	$1.071	$1.137	$1.222

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

2)    Elimination of non-credit impairment-related unrealized fair value gains (losses) on credit derivatives that are recognized in net income, which is the amount of unrealized fair value gains (losses) in excess of the present value of the expected estimated economic credit losses, and non-economic payments. Such fair value adjustments are heavily affected by, and in part fluctuate with, changes in market interest rates, the Company’s credit spreads and other market factors and are not expected to result in an economic gain or loss.

3)    Elimination of fair value gains (losses) on the Company’s CCS that are recognized in net income. Such amounts are affected by changes in market interest rates, the Company’s credit spreads, price indications on the Company’s publicly traded debt and other market factors and are not expected to result in an economic gain or loss.

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

2)    Elimination of fair value gains (losses) on the Company’s CCS. Such amounts are affected by changes in market interest rates, the Company’s credit spreads, price indications on the Company’s publicly traded debt and other market factors and are not expected to result in an economic gain or loss.

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

	As of December 31, 2022		As of December 31, 2021
	After-Tax	Per Share	After-Tax	Per Share
	(dollars in millions, except share amounts)
Shareholders’ equity attributable to AGL	$5,064	$85.80	$6,292	$93.19
Less pre-tax adjustments:
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(71)	(1.21)	(54)	(0.80)
Fair value gains (losses) on CCS	47	0.80	23	0.34
Unrealized gain (loss) on investment portfolio	(523)	(8.86)	404	5.99
Less taxes	68	1.15	(72)	(1.07)
Adjusted operating shareholders’ equity	5,543	93.92	5,991	88.73
Pre-tax adjustments:
Less: Deferred acquisition costs	147	2.48	131	1.95
Plus: Net present value of estimated net future revenue	157	2.66	160	2.37
Plus: Net deferred premium revenue on financial guaranty contracts in excess of expected loss to be expensed	3,428	58.10	3,402	50.40
Plus taxes	(602)	(10.22)	(599)	(8.88)
Adjusted book value	$8,379	$141.98	$8,823	$130.67

Gain (loss) related to FG VIE and CIV consolidation included in:
Adjusted operating shareholders’ equity (net of tax provision of $4 and $5)	$17	$0.28	$32	$0.47
Adjusted book value (net of tax provision of $3 and $3)	11	0.19	23	0.34

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

Reconciliation of GWP to PVP

	Year Ended December 31, 2022
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$248	$75	$37	$—	$360
Less: Installment GWP and other GAAP adjustments (1)	40	75	30	—	145
Upfront GWP	208	—	7	—	215
Plus: Installment premiums and other (2)	49	68	36	7	160
PVP	$257	$68	$43	$7	$375

	Year Ended December 31, 2021
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$231	$89	$51	$6	$377
Less: Installment GWP and other GAAP adjustments (1)	43	65	44	6	158
Upfront GWP	188	24	7	—	219
Plus: Installment premiums and other (2)	47	55	35	5	142
PVP	$235	$79	$42	$5	$361

	Year Ended December 31, 2020
	Public Finance		Structured Finance
	U.S.	Non - U.S.	U.S.	Non - U.S.	Total
	(in millions)
GWP	$294	$142	$18	$—	$454
Less: Installment GWP and other GAAP adjustments (1)	33	141	17	—	191
Upfront GWP	261	1	1	—	263
Plus: Installment premiums and other (2)	31	81	13	2	127
PVP	$292	$82	$14	$2	$390
_____________
(1)    Includes the present value of new business on installment policies discounted at the prescribed GAAP discount rates, GWP adjustments on existing installment policies due to changes in assumptions and other GAAP adjustments.
(2)    Includes the present value of future premiums and fees on new business paid in installments discounted at the approximate average pre-tax book yield of fixed-maturity securities purchased during the prior calendar year, other than certain fixed-maturities such as Loss Mitigation Securities. The year 2022 also includes the present value of future premiums and fees associated with a financial guarantee written by the Company that, under GAAP, is accounted for under Accounting Standards Codification (ASC) 460, Guarantees.

Insured Portfolio

Financial Guaranty Exposure

The following tables present information in respect of the financial guaranty insured portfolio to supplement the disclosures and discussion provided in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure.

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

Financial Guaranty Portfolio
Net Par Outstanding and Average Internal Rating by Sector

	As of December 31, 2022		As of December 31, 2021
Sector	Net Par Outstanding	Average Rating	Net Par Outstanding	Average Rating
	(dollars in millions)
Public finance:
U.S. public finance:
General obligation	$71,868	A-	$72,896	A-
Tax backed	33,752	A-	35,726	A-
Municipal utilities	26,436	A-	25,556	A-
Transportation	19,688	A-	17,241	BBB+
Healthcare	11,304	BBB+	9,588	BBB+
Higher education	7,137	A-	6,927	A-
Infrastructure finance	6,955	A-	6,329	A-
Housing revenue	959	BBB-	1,000	BBB-
Investor-owned utilities	332	A-	611	A-
Renewable energy	180	A-	193	A-
Other public finance	1,025	BBB	1,152	A-
Total U.S. public finance	179,636	A-	177,219	A-
Non-U.S public finance:
Regulated utilities	17,855	BBB+	18,814	BBB+
Infrastructure finance	13,915	BBB	16,475	BBB
Sovereign and sub-sovereign	9,526	A+	10,886	A+
Renewable energy	2,086	A-	2,398	A-
Pooled infrastructure	1,081	AAA	1,372	AAA
Total non-U.S. public finance	44,463	BBB+	49,945	BBB+
Total public finance	224,099	A-	227,164	A-
Structured finance:
U.S. structured finance:
Life insurance transactions	3,879	AA-	3,431	AA-
RMBS	1,956	BBB-	2,391	BB+
Pooled corporate obligations	625	AAA	534	AA+
Financial products	453	AA-	770	AA-
Consumer receivables	437	A	583	A+
Other structured finance	878	BBB+	665	BBB+
Total U.S. structured finance	8,228	A	8,374	A
Non-U.S. structured finance:
Pooled corporate obligations	344	AAA	351	AAA
RMBS	263	A-	325	A
Other structured finance	324	AA-	178	AA
Total non-U.S structured finance	931	AA	854	AA
Total structured finance	9,159	A	9,228	A
Total net par outstanding	$233,258	A-	$236,392	A-

    Second-to-pay insured par outstanding represents transactions the Company has insured that are already insured by another financial guaranty insurer and where the Company’s obligation to pay under its insurance of such transactions arises only if both the obligor on the underlying insured obligation and the primary financial guaranty insurer default. The Company underwrites such transactions based on the underlying insured obligation without regard to the primary financial guaranty insurer and internally rates the transaction the higher of the rating of the underlying obligation and the rating of the primary financial guarantor. The second-to-pay insured par outstanding as of December 31, 2022 and 2021 was $4.3 billion and $4.9 billion, respectively. The par on second-to-pay exposure where the ratings of the primary financial guaranty insurer and underlying insured transaction were not investment grade was $19 million and $43 million as of December 31, 2022 and December 31, 2021, respectively.

The tables below show the Company’s ten largest U.S. public finance, U.S. structured finance and non-U.S. exposures by revenue source, excluding related authorities and public corporations, as of December 31, 2022.

Ten Largest U.S. Public Finance Exposures by Revenue Source
As of December 31, 2022

	Net Par Outstanding	Percent of Total U.S. Public Finance Net Par Outstanding	Rating
	(dollars in millions)
New Jersey (State of)	$3,130	1.7%	BBB
Pennsylvania (Commonwealth of)	2,271	1.3	BBB+
Metro Washington Airports Authority (Dulles Toll Road)	1,630	0.9	BBB+
New York Metropolitan Transportation Authority	1,568	0.9	A-
Illinois (State of)	1,312	0.7	BBB-
Foothill/Eastern Transportation Corridor Agency, California	1,309	0.7	BBB+
Alameda Corridor Transportation Authority, California	1,261	0.7	BBB+
North Texas Tollway Authority	1,239	0.7	A+
Port Authority of New York and New Jersey	1,034	0.6	BBB
CommonSpirit Health, Illinois	1,000	0.6	A-
Total of top ten U.S. public finance exposures	$15,754	8.8%

Ten Largest U.S. Structured Finance Exposures
As of December 31, 2022

	Net Par Outstanding	Percent of Total U.S. Structured Finance Net Par Outstanding	Rating
	(dollars in millions)
Private US Insurance Securitization	$1,100	13.4%	AA
Private US Insurance Securitization	910	11.1	AA-
Private US Insurance Securitization	500	6.1	A
Private US Insurance Securitization	400	4.8	AA-
Private US Insurance Securitization	395	4.8	AA-
Private US Insurance Securitization	386	4.6	AA-
SLM Student Loan Trust 2007-A	215	2.6	AA
Private US Insurance Securitization	129	1.6	AA
Private Middle Market CLO	129	1.6	AAA
Option One 2007-FXD2	118	1.4	CCC
Total of top ten U.S. structured finance exposures	$4,282	52.0%

Ten Largest Non-U.S. Exposures
As of December 31, 2022

	Country	Net Par Outstanding	Percent of Total Non-U.S. Net Par Outstanding	Rating
		(dollars in millions)
Southern Water Services Limited	United Kingdom	$2,199	4.8%	BBB
Thames Water Utilities Finance Plc	United Kingdom	1,811	4.0	BBB
Southern Gas Networks PLC	United Kingdom	1,806	4.0	BBB
Dwr Cymru Financing Limited	United Kingdom	1,635	3.6	A-
Quebec Province	Canada	1,498	3.3	AA-
National Grid Gas PLC	United Kingdom	1,390	3.1	BBB+
Anglian Water Services Financing PLC	United Kingdom	1,215	2.7	A-
Channel Link Enterprises Finance PLC	France, United Kingdom	1,159	2.5	BBB
Yorkshire Water Services Finance Plc	United Kingdom	1,072	2.4	BBB
British Broadcasting Corporation (BBC)	United Kingdom	1,047	2.3	A+
Total of top ten non-U.S. exposures		$14,832	32.7%

Financial Guaranty Portfolio by Issue Size

The Company seeks broad coverage of the market by insuring and reinsuring small and large issues alike. The following tables set forth the distribution of the Company’s portfolio by original size of the Company’s exposure.

Public Finance Portfolio by Issue Size
As of December 31, 2022

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Public Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	10,135	$29,669	13.2%
$10 through $50 million	3,535	61,120	27.3
$50 through $100 million	620	36,154	16.1
$100 million to $200 million	327	37,816	16.9
$200 million or greater	205	59,340	26.5
Total	14,822	$224,099	100.0%

Structured Finance Portfolio by Issue Size
As of December 31, 2022

Original Par Amount Per Issue	Number of Issues	Net Par Outstanding	% of Structured Finance Net Par Outstanding
	(dollars in millions)
Less than $10 million	110	$102	1.1%
$10 through $50 million	148	1,071	11.7
$50 through $100 million	42	896	9.8
$100 million to $200 million	49	1,413	15.4
$200 million or greater	83	5,677	62.0
Total	432	$9,159	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) as well as its general obligation bonds aggregating $1.4 billion net par outstanding as of December 31, 2022, all of which was rated BIG. Beginning on January 1, 2016, a number of Puerto Rico exposures have defaulted on bond payments, and the Company has now paid claims on all of its Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA) and the University of Puerto Rico (U of PR).

    The following tables present information in respect of the Puerto Rico exposures to supplement the disclosures and discussions provided in “—Liquidity and Capital Resources—Insurance Subsidiaries, Financial Guaranty Policies” below and Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure.

Exposure to Puerto Rico by Company
As of December 31, 2022

	Net Par Outstanding
	AGM	AGC	AG Re	Eliminations (1)	Total Net Par Outstanding	Gross Par Outstanding
	(in millions)
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue) (2)	$49	$183	$108	$(42)	$298	$298
PRHTA (Highway revenue) (2)	140	30	12	—	182	182
Commonwealth of Puerto Rico - GO (3)	—	19	6	—	25	25
PBA (3)	1	4	—	(1)	4	4
Total Resolved	190	236	126	(43)	509	509

Other Puerto Rico Exposures
PREPA (4)	446	69	205	—	720	730
MFA (5)	101	6	24	—	131	138
PRASA and U of PR (5)	—	1	—	—	1	1
Total Other	547	76	229	—	852	869

Total exposure to Puerto Rico	$737	$312	$355	$(43)	$1,361	$1,378
____________________
(1)    Net par outstanding eliminations relate to second-to-pay policies under which an Assured Guaranty insurance subsidiary guarantees an obligation already insured by another Assured Guaranty insurance subsidiary.
(2)    Resolved on December 6, 2022, pursuant to the Modified Fifth Amended Title III Plan of Adjustment of the Puerto Rico Highways and Transportation Authority.
(3)    Resolved on March 15, 2022, pursuant to the Modified Eighth Amended Title III Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority.
(4)    This exposure is in payment default.
(5)    All debt service on these insured exposures have been paid to date without any insurance claim being made on the Company.

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

Amortization Schedule of Net Par of Puerto Rico
As of December 31, 2022

	Scheduled Net Par Amortization
	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024	2025	2026	2027	2028 -2032	2033 -2037	2038 -2042	Total
	(in millions)
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	$—	$—	$10	$—	$—	$8	$8	$—	$12	$127	$133	$298
PRHTA (Highway revenue)	—	—	—	—	—	—	—	—	81	101	—	182
Commonwealth of Puerto Rico - GO	—	—	—	—	—	—	2	4	19	—	—	25
PBA	—	—	2	—	—	2	—	—	—	—	—	4
Total Resolved	—	—	12	—	—	10	10	4	112	228	133	509

Other Puerto Rico Exposures
PREPA	—	—	95	—	93	68	105	105	241	13	—	720
MFA	—	—	18	—	18	18	37	15	25	—	—	131
PRASA and U of PR	—	—	—	—	1	—	—	—	—	—	—	1
Total Other	—	—	113	—	112	86	142	120	266	13	—	852

Total	$—	$—	$125	$—	$112	$96	$152	$124	$378	$241	$133	$1,361

Amortization Schedule of Net Debt Service of Puerto Rico
As of December 31, 2022

	Scheduled Net Debt Service Amortization
	2023 Q1	2023 Q2	2023 Q3	2023 Q4	2024	2025	2026	2027	2028 -2032	2033 -2037	2038 -2042	Total
	(in millions)
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue)	$8	$—	$18	$—	$15	$23	$22	$14	$82	$182	$151	$515
PRHTA (Highway revenue)	5	—	5	—	9	9	10	10	124	116	—	288
Commonwealth of Puerto Rico - GO	—	—	1	—	2	1	3	6	21	—	—	34
PBA	—	—	2	—	—	3	—	—	—	—	—	5
Total Resolved	13	—	26	—	26	36	35	30	227	298	151	842

Other Puerto Rico Exposures
PREPA	14	3	109	3	122	92	126	122	274	14	—	879
MFA	3	—	21	—	24	22	41	17	28	—	—	156
PRASA and U of PR	—	—	—	—	1	—	—	—	—	—	—	1
Total Other	17	3	130	3	147	114	167	139	302	14	—	1,036

Total	$30	$3	$156	$3	$173	$150	$202	$169	$529	$312	$151	$1,878

Financial Guaranty Exposure to U.S. RMBS

    The following table presents information in respect of the U.S. RMBS exposures to supplement the disclosures and discussion provided in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, and Note 4, Expected Loss to be Paid (Recovered). U.S. RMBS exposures represent 0.8% of the total net par outstanding, and BIG U.S. RMBS represent 17.1% of total BIG net par outstanding as of December 31, 2022.

Distribution of U.S. RMBS by Year Insured and Type of Exposure as of December 31, 2022

Year insured:	Prime First Lien	Alt-A First Lien	Option ARMs	Subprime First Lien	Second Lien	Total Net Par Outstanding
	(in millions)
2004 and prior	$10	$8	$—	$342	$14	$374
2005	22	122	15	184	53	396
2006	25	25	1	44	109	204
2007	—	196	16	590	149	951
2008	—	—	—	31	—	31
Total exposures	$57	$351	$32	$1,191	$325	$1,956

Exposures rated BIG	$38	$208	$16	$633	$115	$1,010

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

In the ordinary course of business, the Company evaluates its liquidity needs and capital resources in light of holding company expenses and dividend policy, as well as rating agency considerations. The Company also subjects its cash flow projections and its assets to a stress test, maintaining a liquid asset balance of one and a half times its stressed operating company net cash flows. Management believes that AGL will have sufficient liquidity to satisfy its needs over the next twelve months. See “— Overview— Key Business Strategies, Capital Management” above for information on common share repurchases.

Long-Term Debt Obligations

    The Company has outstanding long-term debt issued by the U.S. Holding Companies. See Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities, and Guarantor and U.S. Holding Companies’ Summarized Financial Information, below.

U.S. Holding Companies
Long-Term Debt and Intercompany Loans

			As of December 31,
			2022	2021
			(in millions)
	Effective Interest Rate	Final Maturity	Principal Amount
AGUS - long-term debt
7% Senior Notes	6.40%	2034	$200	$200
5% Senior Notes	5.00%	2024	330	330
3.15% Senior Notes	3.15%	2031	500	500
3.6% Senior Notes	3.60%	2051	400	400
Series A Enhanced Junior Subordinated Debentures	3 month LIBOR +2.38%	2066	150	150
AGUS long-term debt			1,580	1,580

AGUS - intercompany loans from:
AGC and AGM	3.50%	2030	250	250
AGRO	6 month LIBOR +3.00%	2023	20	20
AGUS intercompany loans			270	270
Total AGUS long-term debt and intercompany loans			1,850	1,850

AGMH
Junior Subordinated Debentures	6.40%	2066	300	300
Total AGMH long-term debt			300	300

AGMH’s long-term debt purchased by AGUS (2)			(154)	(154)
U.S. Holding Company long-term debt			$1,996	$1,996
 ____________________
(1)    Represents principal amount of Junior Subordinated Debentures issued by AGMH that has been purchased by AGUS.

Interest Paid on U.S. Holding Companies’ Long-Term Debt and Intercompany Loans

	Year Ended December 31,
	2022	2021	2020
	(in millions)
AGUS - long-term debt	$68	$50	$44
AGUS - intercompany loans	10	10	10
Total AGUS	78	60	54
AGMH - long-term debt	19	40	46
AGMH’s long-term debt purchased by AGUS	(10)	(10)	(9)
Total interest paid	$87	$90	$91
On May 26, 2021, AGUS issued $500 million in 3.15% Senior Notes. On July 9, 2021, a portion of the proceeds of the debt issuance was used to redeem $200 million in AGMH debt. On August 20, 2021, AGUS issued $400 million in 3.6% Senior Notes, and on September 27, 2021, the proceeds of the debt issuance were used to redeem $230 million in AGMH debt and $170 million in AGUS debt. See Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

The Series A Enhanced Junior Subordinated Debentures pay interest based on LIBOR. If the AGMH Junior Subordinated Debentures are outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at one-month LIBOR plus 2.215%. The Company believes that after June 2023 the reference to LIBOR will be replaced, by operation of law in accordance with federal legislation enacted in March 2022 (AIRLA), with a rate based on SOFR. See “— Executive Summary — Other Matters — LIBOR Sunset” above.

U.S. Holding Companies
Expected Debt Service of Long-Term Debt
As of December 31, 2022

Year	AGUS	AGMH	Eliminations (1)	Total
	(in millions)
2023	$102	$19	$(40)	$81
2024	401	19	(19)	401
2025	111	19	(69)	61
2026	109	19	(67)	61
2027	108	19	(65)	62
2028-2047	1,400	384	(302)	1,482
2048-2066	720	665	(340)	1,045
Total	$2,951	$1,144	$(902)	$3,193
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

In addition, in 2012 AGUS borrowed $90 million from its affiliate AGRO to fund the acquisition of MAC. In 2018, the maturity date was extended to November 2023. AGUS repaid $10 million in each of 2021 and 2020 in outstanding principal as well as accrued and unpaid interest. There were no repayments in 2022. As of December 31, 2022, $20 million remained outstanding.

Capital Contributions to AssuredIM

The Company contributed $60 million of cash to AssuredIM at closing, and contributed an additional $30 million in cash in February 2020, $15 million in both February 2021 and February 2022 and $10 million in February 2023.

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

	As of December 31, 2022
	AGL	U.S. Holding Companies
	(in millions)
Assets
Fixed-maturity securities (1)	$21	$3
Short-term investments, other invested assets and cash	5	143
Receivables from affiliates (2)	57	—
Receivable from U.S. Holding Companies	18	—
Other assets	1	53
Liabilities
Long-term debt	—	1,675
Loans payable to affiliates	—	270
Payable to affiliates (2)	15	9
Payable to AGL	—	18
Other liabilities	7	72
____________________
(1)    As of December 31, 2022, weighted average durations of AGL’s and the U.S. Holding Companies’ fixed-maturity securities (excluding AGUS’s investment in AGMH’s debt) were 9.9 years and 4.7 years, respectively.
(2)    Represents receivable and payables with non-guarantor subsidiaries.

	Year Ended December 31, 2022
	AGL	U.S. Holding Companies
	(in millions)
Revenues	$(1)	$1
Expenses
Interest expense	—	89
Other expenses	45	9
Income (loss) before provision for income taxes and equity in earnings (losses) of investees	(46)	(97)
Net income (loss)	(46)	(86)

The following table presents significant cash flow items for AGL and the U.S. Holding Companies (other than investment income, operating expenses and taxes) related to distributions from subsidiaries and outflows for debt service, dividends and other capital management activities.

AGL and U.S. Holding Companies
Selected Cash Flow Items

	Year Ended December 31, 2022
	AGL	U.S. Holding Companies
	(in millions)
Dividends received from subsidiaries	$437	$476
Interest on intercompany loans	—	(10)
Interest paid (1)	—	(77)
Investments in subsidiaries	—	(22)
Return of capital from subsidiaries	—	9
Dividends paid to AGL	—	(437)
Dividends paid	(64)	—
Repurchases of common shares (2)	(500)	—
____________________
(1)    See “Long-Term Debt Obligations” above for interest paid by subsidiary.
(2)    See Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity, for additional information about share repurchases and authorizations.

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

    For more information, see also Item 8, Financial Statements and Supplementary Data, Note 12, Long-Term Debt and Credit Facilities.

External Financing

    From time to time, AGL and its subsidiaries have sought external debt or equity financing in order to meet their obligations. External sources of financing may or may not be available to the Company, and if available, the cost of such financing may not be acceptable to the Company.

Insurance Subsidiaries

The Company has several insurance subsidiaries. The U.S. Insurance Subsidiaries consist of AGM and AGC. AGM owns: (i) AGUK, an insurance subsidiary domiciled in the U.K; and (ii) AGE, an insurance company domiciled in France. AGUK and AGE are collectively referred to as the European Insurance Subsidiaries. AG Re is an insurance company domiciled in Bermuda, which owns AGRO, an insurance subsidiary, also domiciled in Bermuda.

Sources and Uses of Funds

Liquidity of the insurance subsidiaries is primarily used to pay for:

•operating expenses,
•claims on the insured portfolio,
•dividends or other distributions to AGL, AGUS and/or AGMH, as applicable,
•reinsurance premiums,
•principal of and, interest on, surplus notes, where applicable, and
•capital investments in their own subsidiaries, where appropriate.

    Management believes that the insurance subsidiaries’ liquidity needs for the next twelve months can be met from current cash, short-term investments and operating cash flow, including premium collections and coupon payments as well as scheduled maturities and paydowns from their respective investment portfolios, although the Company may enter into secured short-term loan facilities with financial institutions to provide short-term liquidity for the payment of insurance claims it anticipates making in connection with the future resolutions of other Puerto Rico exposures. The Company generally targets a balance of its most liquid assets including cash and short-term securities, U.S. Treasuries, agency RMBS and pre-refunded municipal bonds equal to 1.5 times its projected operating company cash flow needs over the next four quarters. As of December 31, 2022, the Company intended to hold and had the ability to hold securities in an unrealized loss position until the date of anticipated recovery of amortized cost.

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

Payments made in settlement of the Company’s obligations arising from its insured portfolio may, and often do, vary significantly from year to year, depending primarily on the frequency and severity of payment defaults and whether the Company chooses to accelerate its payment obligations in order to mitigate future losses. For example, the Company made substantial claim payments in 2022 in connection with the resolution of certain Puerto Rico credits. The Company is continuing its efforts to resolve the one remaining unresolved Puerto Rico insured exposure that is in payment default, PREPA. The Company had $720 million net par outstanding to PREPA on December 31, 2022. As described in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, in connection with the implementation of the GO/PBA Plan and the HTA Plan, certain insured bondholders elected to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New Recovery Bonds and CVIs, as relevant, that constitute distributions under the GO/PBA Plan or HTA Plan. For those who made the election, distributions under the GO/PBA Plan and HTA Plan are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust, and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions under the GO/PBA Plan or HTA Plan, as applicable, are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. As of December 31, 2022, the remaining net par outstanding for HTA and GO/PBA Resolved Puerto Rico exposures where the bondholders elected to receive custody receipts, or where the Company assumed exposure from another financial guarantor, was $509 million.

    The following table presents estimated probability weighted expected cash outflows under direct and assumed financial guaranty contracts, whether accounted for as insurance or credit derivatives, including claim payments under contracts in consolidated FG VIEs, as of December 31, 2022. This amount is not reduced for cessions under reinsurance contracts or recoveries attributable to Loss Mitigation Securities. This amount includes any benefit anticipated from excess spread or other recoveries within the contracts but does not reflect any benefit for recoveries under breaches of R&W. This amount also excludes estimated recoveries related to past claims paid for policies in the public finance sector.

Estimated Expected Claim Payments
(Undiscounted)

As of December 31, 2022
(in millions)
Less than 1 year	$325
1-3 years	582
3-5 years	418
More than 5 years	321
Total	$1,646

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

Currently, all the leveraged lease transactions in which AGM acts as strip coverage provider are breaching a rating trigger related to AGM and are subject to early termination. However, early termination of a lease does not result in a draw on the AGM policy if the tax-exempt entity makes the required termination payment. If all the leases were to terminate early and the tax-exempt entities did not make the required early termination payments, then AGM would be exposed to possible liquidity claims on gross exposure of approximately $418 million as of December 31, 2022. To date, none of the leveraged lease transactions that involve AGM has experienced an early termination due to a lease default and a claim on the AGM policy. As of December 31, 2022, approximately $1.9 billion of cumulative strip par exposure had been terminated since 2008 on a consensual basis. The consensual terminations have resulted in no claims on AGM.

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

Distributions From Insurance Subsidiaries

    The Company anticipates that, for the next twelve months, amounts paid by AGL’s direct and indirect insurance subsidiaries as dividends or other distributions will be a major source of the holding companies’ liquidity. The insurance subsidiaries’ ability to pay dividends depends upon their financial condition, results of operations, cash requirements, other potential uses for such funds, and compliance with rating agency requirements, and is also subject to restrictions contained in the insurance laws and related regulations of their states of domicile. For more information, see Item 8, Financial Statements and Supplementary Data, Note 15, Insurance Company Regulatory Requirements.

Dividend restrictions by insurance subsidiary are as follows:

•The maximum amount available during 2023 for AGM (a subsidiary of AGMH) to distribute as dividends without regulatory approval is estimated to be approximately $209 million, of which approximately $40 million is available for distribution in the first quarter of 2023.

•The maximum amount available during 2023 for AGC (a subsidiary of AGUS) to distribute as ordinary dividends is approximately $102 million, of which approximately $20 million is available for distribution in the first quarter of 2023.

•Based on the applicable law and regulations, in 2023 AG Re (a subsidiary of AGL) has the capacity to: (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $210 million as of December 31, 2022. Such dividend capacity is further limited by: (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $138 million as of December 31, 2022; and (ii) the amount of statutory surplus, which, as of December 31, 2022, was a deficit of $19 million.

•Based on the applicable law and regulations, in 2023 AGRO (an indirect subsidiary of AG Re) has the capacity to: (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $98 million as of December 31, 2022. Such dividend capacity is further limited by: (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $374 million as of December 31, 2022; and (ii) the amount of statutory surplus, which, as of December 31, 2022, was $253 million.

Distributions from / Contribution to Insurance Company Subsidiaries

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Dividends paid by AGC to AGUS	$207	$94	$166
Dividends paid by AGM to AGMH	266	291	267
Dividends paid by AG Re to AGL (1)	—	150	150
Dividends from AGUK to AGM (2)	—	—	124
Contributions from AGM to AGE (2)	—	—	(123)
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

For example, the U.S. Insurance Subsidiaries have issued financial guaranty insurance policies in respect of the obligations of municipal obligors under interest rate swaps. The U.S. Insurance Subsidiaries insure periodic payments owed by the municipal obligors to the bank counterparties. In such cases, the U.S. Insurance Subsidiaries would be required to pay the termination payment owed by the municipal obligor, in an amount not to exceed the policy limit set forth in the financial guaranty insurance policy, if: (i) the U.S. Insurance Subsidiaries have been downgraded below the rating trigger set forth in a swap under which they have insured the termination payment, which rating trigger varies on a transaction by transaction basis; (ii) the municipal obligor has the right to cure by, but has failed in, posting collateral, replacing the U.S. Insurance Subsidiaries or otherwise curing the downgrade of the U.S. Insurance Subsidiaries; (iii) the transaction documents include as a condition that an event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded below the rating trigger set forth in such swap (which rating trigger varies on a transaction by transaction basis), and such condition has been met; (iv) the bank counterparty has elected to terminate the swap; (v) a termination payment is payable by the municipal obligor; and (vi) the municipal obligor has failed to make the termination payment payable by it. Conversely, no termination payment would be owed in such cases if the transaction documents include as a condition that an underlying event of default or termination event with respect to the municipal obligor has occurred, such as the rating of the municipal obligor being downgraded below a specified rating trigger, and such condition has not been met. Taking into consideration whether the rating of the municipal obligor is below any applicable specified trigger, if the financial strength ratings of the U.S. Insurance Subsidiaries were downgraded below “A-” by S&P or below “A3” by Moody’s, and the conditions giving rise to the obligation of the U.S. Insurance Subsidiaries to make a payment under the swap policies were all satisfied, then the U.S. Insurance Subsidiaries could pay claims in an amount not exceeding approximately $13 million in respect of such termination payments.

As another example, with respect to variable rate demand obligations (VRDOs) for which a bank has agreed to provide a liquidity facility, a downgrade of AGM or AGC may provide the bank with the right to give notice to bondholders that the bank will terminate the liquidity facility, causing the bondholders to tender their bonds to the bank. Bonds held by the bank accrue interest at a “bank bond rate” that is higher than the rate otherwise borne by the bond (typically the prime rate plus 2.00% – 3.00%, and capped at the lesser of 25% and the maximum legal limit). In the event the bank holds such bonds for longer than a specified period of time, usually 90-180 days, the bank has the right to demand accelerated repayment of bond principal, usually through payment of equal installments over a period of not less than five years. In the event that a municipal obligor is unable to pay interest accruing at the bank bond rate or to pay principal during the shortened amortization period, a claim could be submitted to AGM or AGC under its financial guaranty policy. As of December 31, 2022, AGM and AGC had insured approximately $1.5 billion net par of VRDOs, of which approximately $15 million of net par constituted VRDOs issued by municipal obligors rated BBB- or lower pursuant to the Company’s internal rating. As of December 31, 2022, none of the insured VRDOs were issued by municipal obligors rated BIG. The specific terms relating to the rating levels that trigger the bank’s termination right, and whether it is triggered by a downgrade by one rating agency or a downgrade by all rating agencies then rating the insurer, vary depending on the transaction.

In addition, AGM may be required to pay claims in respect of AGMH’s former financial products business if Dexia SA and its affiliates, from which the Company had purchased AGMH and its subsidiaries, do not comply with their obligations following a downgrade of the financial strength rating of AGM. A downgrade of the financial strength rating of AGM could trigger a payment obligation of AGM in respect to AGMH’s former GIC business. Most GICs insured by AGM allow for the termination of the GIC contract and a withdrawal of GIC funds at the option of the GIC holder in the event of a downgrade of AGM below a specified threshold, generally below A- by S&P or A3 by Moody’s. AGMH’s former subsidiary FSA Asset Management LLC is expected to have sufficient eligible and liquid assets to satisfy any expected withdrawal and collateral posting obligations resulting from future rating actions affecting AGM.

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

As of December 31, 2022, if each third-party company ceding business to an Assuming Subsidiary had a right to recapture such business, and chose to exercise such right, the aggregate amounts those subsidiaries could be required to pay to all such ceding companies would be approximately $268 million, including $234 million by AGC and $34 million by AG Re.

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

    Prior to 2008 or 2007, the amounts paid on the CCS were established through an auction process. All of those auctions failed in 2008 or 2007, and the rates paid on the CCS increased to their respective maximums. The annualized rate on the AGC CCS is one-month LIBOR plus 250 bps, and the annualized rate on the AGM Committed Preferred Trust Securities (CPS) is one-month LIBOR plus 200 bps. The Company believes that after June 2023 the reference to LIBOR in such CCS will be replaced, by operation of law in accordance with federal legislation enacted in March 2022, with a rate based on SOFR. See “— Executive Summary — Other Matters — LIBOR Sunset” above.

Investment Portfolio

The Company’s principal objectives in managing its investment portfolio are to support the highest possible ratings for each operating company, to manage investment risk within the context of the underlying portfolio of insurance risk, to maintain sufficient liquidity to cover unexpected stress in the insurance portfolio, and to maximize after-tax net investment income. Approximately 67% of the total investment portfolio is managed by external parties. Each of the three external investment managers must maintain a minimum average rating of A+/A1/A+ by S&P, Moody’s and Fitch Ratings Inc., respectively.

Changes in interest rates affect the value of the Company’s fixed-maturity securities. As interest rates fall, the fair value of fixed-maturity securities generally increases and as interest rates rise, the fair value of fixed-maturity securities generally decreases. The Company’s portfolio of fixed-maturity securities primarily consists of investment-grade, liquid instruments. Other invested assets include other alternative investments, which are generally less liquid. For more information about the Investment Portfolio and a detailed description of the Company’s valuation of investments, see Item 8, Financial Statements and Supplementary Data, Note 9, Fair Value Measurement and Note 7, Investments and Cash.

Investment Portfolio
Carrying Value

	As of December 31,
	2022	2021
	(in millions)
Fixed-maturity securities, available-for-sale (1)	$7,119	$8,202
Fixed-maturity securities, trading (2)	303	—
Short-term investments	810	1,225
Other invested assets	133	181
Total	$8,365	$9,608
____________________
(1)    As of December 31, 2022, includes $358 million of New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.
(2)    Represents CVIs received under the 2022 Puerto Rico Resolutions.

The Company’s available-for-sale fixed-maturity securities had a duration of 4.4 years as of December 31, 2022 and 4.7 years as of December 31, 2021, respectively.

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

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of December 31, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$290	$282
Due after one year through five years	1,713	1,585
Due after five years through 10 years	1,778	1,667
Due after 10 years	3,226	2,974
Mortgage-backed securities:
RMBS	418	340
CMBS	282	271
Total	$7,707	$7,119

Available-for-Sale and Trading Fixed-Maturity Securities By Rating

The following table summarizes the ratings distributions of the Company’s available-for-sale fixed-maturity securities as of December 31, 2022 and December 31, 2021. Ratings generally reflect the lower of Moody’s and S&P classifications, except for (i) Loss Mitigation Securities, which use Assured Guaranty’s internal ratings classifications, or (ii) Puerto Rico securities received under the 2022 Puerto Rico Resolutions, which are not rated.

 Distribution of Available-for-Sale Fixed-Maturity Securities by Rating

	As of December 31,
Rating	2022	2021
AAA	14.2%	14.6%
AA	37.1	38.2
A	24.4	25.1
BBB	11.0	13.7
BIG (1)	7.4	7.5
Not rated (2)	5.9	0.9
Total	100.0%	100.0%
____________________
(1)    The BIG category primarily includes Loss Mitigation Securities. See Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash, for additional information.
(2)    As of December 31, 2022, the not rated category primarily includes New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions.

The Company also had $303 million in trading fixed-maturity securities as of December 31, 2022 representing CVIs received under the 2022 Puerto Rico Resolutions, which are not rated.

Portfolio of Obligations of State and Political Subdivisions

The Company’s fixed-maturity investment portfolio includes issuances by a wide number of municipal authorities across the U.S. and its territories. The following table presents the components of the Company’s $3,394 million (fair value) of obligations of state and political subdivisions included in the Company’s available-for-sale fixed-maturity portfolio as of December 31, 2022.

Fair Value of Available-for-Sale Fixed-Maturity Portfolio of Obligations of State and Political Subdivisions
As of December 31, 2022 (1)

State	State General Obligation	Local General Obligation	Revenue Bonds	Total Fair Value	Amortized Cost	Average Credit Rating
	(in millions)
California	$47	$65	$287	$399	$414	A
Puerto Rico	33	—	327	360	362	Not Rated
New York	3	37	298	338	352	AA
Texas	16	73	245	334	351	AA
Washington	45	53	94	192	198	AA
Florida	—	2	162	164	171	A+
Massachusetts	63	—	82	145	149	AA
Pennsylvania	31	5	76	112	114	A+
Illinois	12	16	77	105	109	A+
Colorado	—	22	51	73	76	AA
All others	99	107	606	812	857	AA-
Total	$349	$380	$2,305	$3,034	$3,153	A
____________________
(1)    Excludes $360 million as of December 31, 2022 of pre-refunded bonds, at fair value. The credit ratings are based on the underlying ratings and do not include any benefit from bond insurance.

The revenue bond portfolio primarily consists of essential service revenue bonds issued by transportation authorities, utilities, and universities.

Revenue Bonds
Sources of Funds
As of December 31, 2022

Type	Amortized Cost	Fair Value
	(in millions)
Tax revenue	$845	$832
Transportation	563	541
Utilities	419	411
Education	286	276
Healthcare	172	165
All others	96	80
Total	$2,381	$2,305

Other Investments

Other invested assets, which are generally less liquid than fixed-maturity securities primarily consist of investments in renewable and clean energy and private equity funds managed by a third party.

The Insurance segment reports AGAS’ percentage ownership of AssuredIM Funds’ as equity method investments with changes in NAV included in the Insurance segment adjusted operating income. As of December 31, 2022 and December 31, 2021, all of the funds in which AGAS directly invests are consolidated in the Company’s consolidated financial statements. The amounts in the table below represent the fair value of AGAS’ interests in the AssuredIM Funds. See Part I, Item 1. Business — Asset Management — Products, for a description of the fund strategies. See also Commitments below.

Fair Value of AGAS’ Interest in AssuredIM Funds

	As of December 31,
Strategy	2022	2021
	(in millions)
CLOs	$272	$228
Municipal bonds (1)	105	107
Healthcare	91	115
Asset-based	101	93
Total	$569	$543
____________________
(1)     The fund was unwound in January 2023 based on the December 31, 2022 valuation. On January 31, 2023 the fund distributed substantially all of its available cash to AGAS and other investors in the fund.

Equity in Earnings (Losses) of Investees of AGAS’ Investment in AssuredIM Funds

	Year Ended December 31,
Strategy	2022	2021	2020
	(in millions)
CLOs	$(2)	$29	$14
Municipal bonds	(2)	2	5
Healthcare	(11)	30	19
Asset-based	5	19	4
Total	$(10)	$80	$42

Restricted Assets

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $222 million and $243 million, as of December 31, 2022 and December 31, 2021, respectively. The investment portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,169 million and $1,231 million, based on fair value as of December 31, 2022 and December 31, 2021, respectively.

Commitments

The U.S. Insurance Subsidiaries are authorized to invest up to $750 million in AssuredIM Funds. Adding distributed gains from inception through December 31, 2022, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds. As of December 31, 2022, the Insurance segment had total commitments to AssuredIM Funds of $755 million, of which $536 million represented net invested capital and $219 million was undrawn. In addition to its commitments to AssuredIM Funds, the Company had unfunded commitments of $78 million as of December 31, 2022 to other alternative investments.

AssuredIM

Sources and Uses of Funds

AssuredIM’s sources of liquidity are: (1) cash from operations, including management and performance fees (which are unpredictable as to amount and timing); and (2) capital contributions from AGUS ($15 million, $15 million and $30 million in 2022, 2021 and 2020, respectively, had been contributed to supplement cash from operations). As of December 31, 2022 and December 31, 2021, AssuredIM had $41 million and $37 million, respectively, in cash and short-term investments.

AssuredIM’s liquidity needs primarily include: (1) paying operating expenses including compensation; (2) paying dividends or other distributions to AGUS; and (3) capital to support growth and expansion of the asset management business. In each of 2022, 2021 and 2020, AssuredIM distributed $8.8 million to AGUS to fund AGUS’s interest payments on its intercompany debt to the U.S. Insurance Subsidiaries. That debt was incurred in October 2019 to fund the BlueMountain Acquisition. See “— AGL and U.S. Holding Companies — Intercompany Loans Payable” above for additional information.

Lease Obligations

The Company has entered into several lease agreements for office space in Bermuda, New York, San Francisco, London, Paris, and other locations with various lease terms. See Item 8, Financial Statements and Supplementary Data, Note 17, Leases, for a table of minimum lease obligations and other lease commitments.

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

See Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

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

As of December 31, 2022, these credit facilities had varying maturities ranging from 2023 to 2031 with the aggregate principal amount not exceeding $1.6 billion. The available commitment was based on the amount of equity contributed to the warehouse which was $377 million. As of December 31, 2022, $284 million was drawn under credit facilities with interest rates ranging from 3-month SOFR plus 150 bps to 3-month Euribor plus 200 bps (with a floor on Euribor of zero). The CLO warehouses were in compliance with all financial covenants as of December 31, 2022.

As of December 31, 2022, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the capital committed to the funds. As of December 31, 2022, $58 million was drawn by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime floor of 3%). The fund was in compliance with all financial covenants as of December 31, 2022.

Consolidated Cash Flow Summary

    The summarized consolidated statements of cash flows in the table below present the cash flow effect for the aggregate of the Insurance and Asset Management business and holding companies, separately from the aggregate effect of consolidating FG VIEs and CIVs.

Summarized Consolidated Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net cash flows provided by (used in) operating activities, before effect of FG VIEs and CIVs consolidation	$(1,056)	$420	$67
Effect of FG VIEs and CIVs consolidation	(1,423)	(2,357)	(920)
Net cash flows provided by (used in) operating activities	(2,479)	(1,937)	(853)

Net cash flows provided by (used in) investing activities, before effect of FG VIEs and CIVs consolidation	1,618	(156)	478
Effect of FG VIEs and CIVs consolidation	122	179	310
Net cash flows provided by (used in) investing activities	1,740	23	788

Net cash flows provided by (used in) financing activities, before effect of FG VIEs and CIVs consolidation
Dividends paid	(64)	(66)	(69)
Repurchases of common shares	(500)	(496)	(446)
Issuance of long-term debt, net of issuance costs	—	889	—
Redemptions and purchases of debt, including make-whole payment	—	(619)	(21)
Other	(8)	(12)	(11)
Effect of FG VIEs and CIVs consolidation	1,184	2,264	730
Net cash flows provided by (used in) financing activities (1)	612	1,960	183

Effect of exchange rate changes, before effect of FG VIEs and CIVs consolidation	(3)	(2)	(3)
Effect of FG VIEs and CIVs consolidation	(5)	—	—
Effect of exchange rate changes	(8)	(2)	(3)
Increase (decrease) in cash and cash equivalents and restricted cash	(135)	44	115
Cash and cash equivalents and restricted cash at beginning of period	342	298	183
Cash and cash equivalents and restricted cash at the end of the period	$207	$342	$298
____________________
(1)     Claims paid on consolidated FG VIEs are presented in the consolidated statements of cash flows as a component of paydowns on FG VIEs’ liabilities in financing activities as opposed to operating activities.

Cash flows from operations, excluding the effect of consolidating FG VIEs and CIVs, was an outflow of $1,056 million in 2022 and an inflow of $420 million in 2021. The increase in cash outflows during 2022 was primarily due to a $1.3 billion increase in net claim payments, which were primarily due to the 2022 Puerto Rico Resolutions as well as an increase of $81 million in tax payments. Cash flows from operations attributable to the effect of FG VIE and CIV consolidation were outflows in 2022 and 2021. The consolidated statements of cash flows present the investing activities of the consolidated AssuredIM Funds and CLOs as cash flows from operations. The decrease in outflows in 2022 compared with 2021 is mainly due to a decrease of $2,154 million in investment purchases, partially offset by a decrease of investment sales, maturities and paydowns of $1,352 million.

Investing activities primarily consisted of net sales (purchases) of fixed-maturity and short-term investments, and paydowns on and sales of FG VIEs’ assets. The increase in investing cash inflows during 2022 was mainly attributable to a decrease of $865 million for purchases of available-for-sale fixed-maturity securities, $208 million in sales, maturities and paydowns of trading securities, and an increase in net sales of short-term investments of $786 million in 2022 to fund share repurchases and claim payments in connection with the 2022 Puerto Rico Resolutions, partially offset by lower disposals of $177 million of available-for-sale fixed-maturity securities. See Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure, for additional information.

Financing activities primarily consist of share repurchases, dividends, and paydowns of FG VIEs’ liabilities, as well as CLO issuances and CLO warehouse financing activities. In 2021, it also included the issuance of 3.15% Senior Notes and 3.6% Senior Notes and redemptions of a portion of AGMH and AGUS debt. See Item 8, Financial Statements and Supplementary

Data, Note 12, Long-Term Debt and Credit Facilities. The CIVs’ financing cash flows mainly include issuances and repayments of CLOs and CLO warehouse financing debt. The decrease in financing cash flow activity from VIEs was primarily due to a decrease of $2,251 million in issuances, and repayments of $1,192 million by the consolidated CLOs and CLO warehouses. The proceeds from CLO issuances and CLO warehouse borrowings are used to fund the purchases of loans. FG VIEs’ cash flows relate to the paydowns of FG VIEs’ liabilities. See Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

From January 1, 2023 through February 28, 2023, the Company repurchased an additional 36 thousand common shares. As of February 28, 2023, the Company was authorized to repurchase $201 million of its common shares. For more information about the Company’s share repurchases and authorizations, see Item 8, Financial Statements and Supplementary Data, Note 19, Shareholders’ Equity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss due to factors that affect the overall performance of the financial markets or movements in market prices. The Company’s primary market risk exposures include interest rate risk, foreign currency exchange rate risk and credit spread risk, and primarily affect the following areas.

•The fair value of credit derivatives within the financial guaranty portfolio of insured obligations is sensitive to changes in credit spreads of the underlying obligations and the Company’s own credit spreads.

•The fair value of the investment portfolio is primarily driven by changes in interest rates and also affected by changes in credit spreads.

•New business production is sensitive to changes in interest rates.

•Expected loss to be paid (recovered) is sensitive to changes in interest rates.

•The fair value of the investment portfolio contains foreign denominated securities whose value also fluctuates based on changes in foreign exchange rates. The carrying value of premiums receivable includes foreign denominated receivables whose values fluctuate based on changes in foreign exchange rates.

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

Sensitivity of Credit Derivatives to Credit Risk

Fair value gains and losses on credit derivatives are sensitive to changes in credit spreads of the underlying obligations and the Company’s own credit spread. Market liquidity could also impact valuations of the underlying obligations. The Company considers the impact of its own credit risk, together with credit spreads on the exposures that it insured through CDS contracts, in determining their fair value.

The Company determines its own credit risk based on quoted CDS prices traded on AGC at each balance sheet date. The quoted price of five-year CDS contracts traded on AGC at December 31, 2022 and December 31, 2021 was 63 bps and 49 bps, respectively. Movements in AGM’s CDS prices no longer have a significant impact on the estimated fair value of the Company’s credit derivative contracts due to the relatively low volume and characteristics of CDS contracts remaining in AGM’s portfolio.

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

The fair value of credit derivative contracts also reflects the change in the Company’s own credit cost, based on the price to purchase credit protection on AGC. Historically, the price of CDS traded on AGC typically moved directionally the same as general market spreads, although this may not always be the case. In certain circumstances, due to the fact that spread movements are not perfectly correlated, the narrowing or widening of the price of CDS traded on AGC can have a more significant financial statement impact than the changes in risks it assumes.

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. As of December 31, 2022 and December 31, 2021, the use of the minimum premium did not have a significant effect on fair value. The percentage of transactions that price using the minimum premium fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels.

The following table summarizes the estimated change in fair values on the net balance of the Company’s credit derivative positions assuming an immediate shift in the net spreads assumed by the Company. The net spread is affected by the spread of the underlying collateral and the credit spreads on AGC.

Effect of Changes in Credit Spread on Credit Derivatives

	As of December 31, 2022		As of December 31, 2021
Credit Spreads (1)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)	Estimated Net Fair Value (Pre-Tax)	Estimated Change in Gain/(Loss) (Pre-Tax)
	(in millions)
Increase of 25 bps	$(233)	$(71)	$(250)	$(96)
Base Scenario	(162)	—	(154)	—
Decrease of 25 bps	(99)	63	(83)	71
All transactions priced at floor	(27)	135	(37)	117
____________________
(1)    Includes the effects of spreads on both the underlying asset classes and the Company’s own credit spread.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 6, Contracts Accounted for as Credit Derivatives, for additional information.

Sensitivity of Investment Portfolio to Interest Rate Risk

Interest rate risk is the risk that financial instruments’ values will change due to changes in the level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. The Company is exposed to interest rate risk in its investment portfolio. As interest rates rise for an available-for-sale investment portfolio, the fair value of fixed maturity securities generally decreases; as interest rates fall for an available-for-sale portfolio, the fair value of fixed-income securities generally increases. The Company’s policy is generally to hold assets in the investment portfolio to maturity. Therefore, barring credit deterioration, interest rate movements do not result in realized gains or losses unless assets are sold prior to maturity. The Company does not hedge interest rate risk; instead, interest rate fluctuation risk is managed through the investment guidelines which limit duration and prohibit investment in historically high volatility sectors.

Interest rate sensitivity in the investment portfolio can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s fixed-maturity securities and short-term investments from instantaneous parallel shifts in interest rates.

Increase (Decrease) in Fair Value (Pre-Tax)
of Fixed-Maturity Securities and Short-Term Investments
from Changes in Interest Rates (1)

	As of December 31,
	2022	2021
	(in millions)
Decrease of 300 bps	$1,315	$509
Decrease of 200 bps	854	508
Decrease of 100 bps	404	357
Increase of 100 bps	(378)	(403)
Increase of 200 bps	(734)	(788)
Increase of 300 bps	(1,069)	(1,176)
____________________
(1)    Sensitivity analysis assumes a floor of zero for interest rates.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash, for additional information.

Sensitivity of New Business Production to Interest Rate Risk

Fluctuations in interest rates also affect the demand for the Company’s product. When interest rates are lower or when the market is otherwise relatively less risk averse, the spread between insured and uninsured obligations typically narrows and, as a result, financial guaranty insurance typically provides lower cost savings to issuers than it would during periods of relatively wider spreads. These lower cost savings generally lead to a corresponding decrease in demand and premiums obtainable for financial guaranty insurance. In addition, increases in prevailing interest rate levels can lead to a decreased volume of capital markets activity and, correspondingly, a decreased volume of insured transactions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations — Insurance Segment — New Business Production, for additional information.

Sensitivity of Expected Loss to be Paid (Recovered) to Interest Rates

Expected losses to be paid (recovered), and therefore loss reserves and loss and loss adjustment expenses are sensitive to changes in interest rates in several ways. First, expected losses to be paid are discounted at the end of each reporting period at the risk-free rate, such that an increase in discount rates has the effect of reducing net expected loss to be paid for transactions in a net expected payable position and increasing net expected loss to be paid for transactions in a net expected recoverable position. The effect of changes in discount rates on expected losses to be paid was a gain of $115 million in 2022, a gain of $33 million in 2021 and a loss of $13 million in 2020. The gain related to changes in discount rates was highest in 2022 as interest rates rose from historically low levels during 2022.

Some of the Company’s expected losses to be paid (recovered) relate to insured obligations with variable interest rates.
Fluctuations in interest rates impact the performance of insured transactions where there are differences between the interest rates on the underlying collateral and the interest rates on the insured securities. For example, a rise in interest rates could increase the amount of losses the Company projects for certain RMBS and student loan transactions. The impact of fluctuations in interest rates on such transactions varies, depending on, among other things, the interest rates on the underlying collateral and insured securities, the relative amounts of underlying collateral and liabilities, the structure of the transaction, and the sensitivity to interest rates of the behavior of the underlying borrowers and the value of the underlying assets.

    In the case of RMBS, fluctuations in interest rates impact the amount of periodic excess spread, which is created when a trust’s assets produce interest that exceeds the amount required to pay interest on the trust’s liabilities. There are several RMBS transactions in the Company’s insured portfolio which benefit from excess spread either by using it to cover losses in a particular period or reimburse past claims under the Company’s policies. As of December 31, 2022, the Company projects that the maximum potential excess spread at risk in the U.S. RMBS transactions is approximately $20 million. In the significantly higher interest rate environment of 2022, much of the Company’s benefit from future excess spread has been reduced. If future expectations of interest rates become lower, the Company could experience an additional benefit due to projected excess spread.

Since RMBS excess spread is determined by the relationship between interest rates on the underlying collateral and the trust’s certificates, it can be affected by unmatched moves in either of these interest rates. For example, modifications to underlying mortgage rates (e.g., rate reductions for troubled borrowers) can reduce excess spread when an upswing in short-term rates that increases the trust’s certificate interest rate is not met with equal increases to the interest rates on the underlying mortgages. These potential reductions in excess spread are often mitigated by an interest rate cap, which goes into effect once the collateral rate falls below the stated certificate rate. Interest due on most of the RMBS transactions the Company insures are capped at the collateral rate. The Company is not obligated to pay additional claims when the collateral interest rate drops below the trust's certificate stated interest rate, rather this just causes the Company to lose the benefit of potential positive excess spread. Additionally, faster than expected prepayments can decrease the dollar amount of excess spread and therefore reduce the cash flow available to cover losses or reimburse past claims. Interest rates can also have indirect effects on the underlying performance or value of collateral backing an obligation. Higher interest rates can lead to slower prepayments of debt, and can cause market prices of financed assets to decline. Conversely, lower interest rates can lead to faster prepayment and higher potential recovery values.

In addition, the value of expected recoveries that are in the form of bonds or other securities (which are sensitive to changes in interest rates), also affects the net expected loss to be paid (recovered), such that increases in interest rates generally reduce the estimated value of such recoveries and therefore increase the net expected loss to be paid. In the case of the Company’s Puerto Rico exposures and other troubled transactions, changes in interest rates affect the value of expected recoveries described in Item 8, Financial Statements and Supplementary Data, Note 3, Outstanding Exposure and Note 4, Expected Loss to be Paid (Recovered).

Sensitivity to Foreign Exchange Rate Risk

Foreign exchange risk is the risk that a financial instrument’s value will change due to a change in the foreign currency exchange rates. The Company has foreign denominated securities in its investment portfolio as well as foreign denominated premium receivables. The Company’s material exposure is to changes in U.S. dollar/pound sterling and U.S. dollar/euro exchange rates. Securities denominated in currencies other than U.S. dollar were 9.2% and 9.8% of the fixed-maturity securities and short-term investments as of December 31, 2022 and 2021, respectively. Changes in fair value of available-for-sale investments attributable to changes in foreign exchange rates are recorded in other comprehensive income. Approximately 74% and 78% of installment premiums at December 31, 2022 and December 31, 2021, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro. Changes in premiums receivable attributable to changes in foreign exchange rates are reported in the consolidated statement of operations.

Increase (Decrease) in Carrying Value
of Fixed-Maturity Securities and Short-Term Investments and Premiums Receivable
from Changes in Foreign Exchange Rates

	Fixed-Maturity Securities and Short-Term Investments		Premium Receivable, net of Reinsurance and Commissions Payable
	As of December 31,		As of December 31,
	2022	2021	2022	2021
	(in millions)
Decrease of 30%	$(226)	$(280)	$(288)	$(318)
Decrease of 20%	(151)	(186)	(192)	(212)
Decrease of 10%	(75)	(93)	(96)	(106)
Increase of 10%	75	93	96	106
Increase of 20%	151	186	192	212
Increase of 30%	226	280	288	318

See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash and Note 5, Contracts Accounted for as Insurance, for additional information.

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

    At December 31, 2022, the majority of AssuredIM’s management fees are generated by CLOs, where the Company typically earns fees as a percentage of adjusted par outstanding. Subordinate management fees, which are the majority of CLO fees, may be deferred if a CLO fails one or more over collateralization tests, which could be triggered by a sharp decline in loan prices. In such a scenario the CLO fees are deferred until the CLO passes the overcollateralization test.

Management fees on AssuredIM Funds are generally based on NAV, or for certain funds, based on total committed capital, and may vary based on changes in fair value of the investments in the AssuredIM Funds.

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
    Management believes that investment performance is one of the most important factors for the growth and retention of AUM. Poor investment performance relative to applicable portfolio benchmarks and to competitors could reduce revenues and growth because existing clients might withdraw funds in favor of better performing products, which could reduce the ability to attract funds; and could result in lower asset management revenues. As of December 31, 2022 and 2021, a decline of 10% in the fair value of AssuredIM Funds would not have had a material effect on total asset management fees reported in the consolidated statements of operations.

See Part II, Item 8, Financial Statements and Supplementary Data, Note 10, Asset Management Fees, for additional information.

Sensitivity of CIVs to Market Risk

The fair value of the Company’s AssuredIM consolidated CLOs (collectively, consolidated CLOs), is generally sensitive to changes related to: estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); reinvestment assumptions; yields implied by market prices for similar securities; and changes to the market prices of similar loans held by the CLOs. Significant changes to some of these inputs could materially change the fair value of the assets and liabilities of consolidated CLOs, as these are all inputs used to project and discount future cash flows.
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

	As of December 31,
	2022	2021
	(in millions)
Decrease of 10%	$(19)	$(23)
Increase of 10%	19	23

See Part II, Item 8, Financial Statements and Supplementary Data, Note 7, Investments and Cash, for additional information.

Sensitivity of FG VIEs’ Assets and Liabilities to Market Risk

The fair value of the Company’s FG VIEs’ assets is generally sensitive to changes related to estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could materially change the fair value of the FG VIEs’ assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically leads to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets. The third-party pricing provider utilizes an internal model to determine an appropriate yield at which to discount the cash flows of the security, by factoring in collateral types, weighted-average lives, and other structural attributes specific to the security being priced. The expected yield is further calibrated by utilizing algorithms designed to aggregate market color, received by the independent third-party, on comparable bonds. For certain non-structured FG VIE assets, such as assets in Puerto Rico Trusts, interest rates and the credit worthiness of the obligor are the biggest drivers of value. The independent third party's valuation methods are similar to those mentioned above, aside from collateral analysis, which may not be applicable.

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

See Part II, Item 8, Financial Statements and Supplementary Data, Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Assured Guaranty Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

    We have audited the accompanying consolidated balance sheets of Assured Guaranty Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Loss and Loss Adjustment Expense (LAE) Reserve and the Salvage and Subrogation Recoverable - Estimation of the Expected Loss to be Paid (Recovered)

    As described in Notes 4 and 5 to the consolidated financial statements, the loss and LAE reserve and the salvage and subrogation recoverable reported on the consolidated balance sheet relate only to direct and assumed reinsurance contracts that are accounted for as insurance, substantially all of which are financial guaranty insurance contracts. As of December 31, 2022, the loss and LAE reserve was $296 million and the salvage and subrogation recoverable was $257 million. A loss and LAE reserve for a financial guaranty insurance contract is recorded only to the extent, and for the amount, that expected loss to be paid plus contra-paid (total losses) exceed the deferred premium revenue, on a contract-by-contract basis. The expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, net of inflows for expected salvage and subrogation and net of excess spread on underlying collateral, using current risk-free rates. If a transaction is in a net recovery position, this results in the recording of a salvage and subrogation recoverable. Expected cash outflows and inflows are probability weighted cash flows that reflect management’s assumptions about the likelihood of all possible outcomes based on all information available to management. The determination of expected loss to be paid (recovered) is a subjective process involving numerous estimates, assumptions and judgments relating to internal credit ratings, severity of loss, delinquencies, liquidation rates, prepayment rates, timing of cash flows, recovery rates, and probability weightings, as used in the respective cash flow models used by management.

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
March 1, 2023

We have served as the Company’s auditor since 2003.

Assured Guaranty Ltd.
Consolidated Balance Sheets
(dollars in millions except share data)

	As of December 31,
	2022	2021
Assets
Investments:
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $65 and $42 (amortized cost of $7,707 and $7,822)	$7,119	$8,202
Fixed-maturity securities, trading, at fair value	303	—
Short-term investments, at fair value	810	1,225
Other invested assets (includes $30 and $31, at fair value)	133	181
Total investments	8,365	9,608
Cash	107	120
Premiums receivable, net of commissions payable	1,298	1,372
Deferred acquisition costs	147	131
Salvage and subrogation recoverable	257	801
Financial guaranty variable interest entities’ assets (includes $413 and $260, at fair value)	416	260
Assets of consolidated investment vehicles (includes $5,363 and $4,902, at fair value)	5,493	5,271
Goodwill and other intangible assets	163	175
Other assets (includes $148 and $132, at fair value)	597	470
Total assets	$16,843	$18,208
Liabilities
Unearned premium reserve	$3,620	$3,716
Loss and loss adjustment expense reserve	296	869
Long-term debt	1,675	1,673
Credit derivative liabilities, at fair value	163	156
Financial guaranty variable interest entities’ liabilities, at fair value (with recourse $702 and $269, without recourse $13 and $20)	715	289
Liabilities of consolidated investment vehicles (includes $4,431 and $3,849, at fair value)	4,625	4,436
Other liabilities	457	569
Total liabilities	11,551	11,708

Commitments and contingencies (Note 18)
Redeemable noncontrolling interests (Note 8)	—	22

Shareholders’ equity
Common shares ($0.01 par value, 500,000,000 shares authorized; 59,013,040 and 67,518,424 shares issued and outstanding)	1	1
Retained earnings	5,577	5,990
Accumulated other comprehensive income (loss), net of tax of $(84) and $60	(515)	300
Deferred equity compensation	1	1
Total shareholders’ equity attributable to Assured Guaranty Ltd.	5,064	6,292
Nonredeemable noncontrolling interests (Note 8)	228	186
Total shareholders’ equity	5,292	6,478
Total liabilities, redeemable noncontrolling interests and shareholders’ equity	$16,843	$18,208

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Operations
(dollars in millions except share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Net earned premiums	$494	$414	$485
Net investment income	269	269	297
Asset management fees	93	88	89
Net realized investment gains (losses)	(56)	15	18
Fair value gains (losses) on credit derivatives	(11)	(58)	81
Fair value gains (losses) on committed capital securities	24	(28)	(1)
Fair value gains (losses) on financial guaranty variable interest entities	22	23	(10)
Fair value gains (losses) on consolidated investment vehicles	17	127	41
Foreign exchange gains (losses) on remeasurement	(112)	(23)	39
Fair value gains (losses) on trading securities	(34)	—	—
Commutation gains (losses)	2	—	38
Other income (loss)	15	21	38
Total revenues	723	848	1,115
Expenses
Loss and loss adjustment expenses (benefit)	16	(220)	203
Interest expense	81	87	85
Loss on extinguishment of debt	—	175	—
Amortization of deferred acquisition costs	14	14	16
Employee compensation and benefit expenses	258	230	228
Other operating expenses	167	179	197
Total expenses	536	465	729
Income (loss) before income taxes and equity in earnings (losses) of investees	187	383	386
Equity in earnings (losses) of investees	(39)	94	27
Income (loss) before income taxes	148	477	413
Provision (benefit) for income taxes
Current	14	96	(13)
Deferred	(3)	(38)	58
Total provision (benefit) for income taxes	11	58	45
Net income (loss)	137	419	368
Less: Noncontrolling interests	13	30	6
Net income (loss) attributable to Assured Guaranty Ltd.	$124	$389	$362

Earnings per share:
Basic	$1.95	$5.29	$4.22
Diluted	$1.92	$5.23	$4.19

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$137	$419	$368
Change in net unrealized gains (losses) on:
Investments with no credit impairment, net of tax provision (benefit) of $(121), $(31) and $20	(718)	(202)	163
Investments with credit impairment, net of tax provision (benefit) of $(20), $2 and $(4)	(86)	6	(16)
Change in net unrealized gains (losses) on investments	(804)	(196)	147
Change in instrument-specific credit risk on financial guaranty variable interest entities’ liabilities with recourse, net of tax	(2)	(1)	7
Other, net of tax	(9)	(1)	2
Other comprehensive income (loss)	(815)	(198)	156
Comprehensive income (loss)	(678)	221	524
Less: Comprehensive income (loss) attributable to noncontrolling interests	13	30	6
Comprehensive income (loss) attributable to Assured Guaranty Ltd.	$(691)	$191	$518

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Shareholders’ Equity
(dollars in millions, except share data)

	Common Shares Outstanding	Total Shareholders’ Equity Attributable to Assured Guaranty Ltd.					Nonredeemable Noncontrolling Interests	Total Shareholders’ Equity
		Common Shares Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Deferred Equity Compensation	Total
As of December 31, 2019	93,274,987	$1	$6,295	$342	$1	$6,639	$6	$6,645
Net income	—	—	362	—	—	362	7	369
Dividends ($0.80 per share)	—	—	(69)	—	—	(69)	—	(69)
Common shares repurchases	(15,787,804)	—	(446)	—	—	(446)	—	(446)
Share-based compensation	445,490	—	16	—	—	16	—	16
Reallocation of ownership interest	—	—	—	—	—	—	10	10
Contributions	—	—	—	—	—	—	63	63
Distributions	—	—	—	—	—	—	(45)	(45)
Other comprehensive income	—	—	—	156	—	156	—	156
Other (Note 16)	(385,777)	—	(15)	—	—	(15)	—	(15)
As of December 31, 2020	77,546,896	1	6,143	498	1	6,643	41	6,684
Net income	—	—	389	—	—	389	29	418
Dividends ($0.88 per share)	—	—	(65)	—	—	(65)	—	(65)
Common shares repurchases	(10,519,040)	—	(496)	—	—	(496)	—	(496)
Share-based compensation	490,568	—	19	—	—	19	—	19
Consolidation	—	—	—	—	—	—	89	89
Contributions	—	—	—	—	—	—	40	40
Distributions	—	—	—	—	—	—	(13)	(13)
Other comprehensive loss	—	—	—	(198)	—	(198)	—	(198)
As of December 31, 2021	67,518,424	1	5,990	300	1	6,292	186	6,478
Net income	—	—	124	—	—	124	14	138
Dividends ($1.00 per share)	—	—	(64)	—	—	(64)	—	(64)
Common shares repurchases	(8,847,981)	—	(503)	—	—	(503)	—	(503)
Share-based compensation	342,597	—	30	—	—	30	—	30
Contributions	—	—	—	—	—	—	89	89
Distributions	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss	—	—	—	(815)	—	(815)	—	(815)
As of December 31, 2022	59,013,040	$1	$5,577	$(515)	$1	$5,064	$228	$5,292

The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows
 (in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$137	$419	$368
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash interest and operating expenses	65	69	54
Provision (benefit) for deferred income taxes	(3)	(38)	58
Net realized investment losses (gains)	56	(15)	(18)
Equity in (earnings) losses of investees	39	(94)	(27)
Fair value losses (gains) on trading securities	34	—	—
Loss on extinguishment of debt	—	175	—
Change in premiums receivable, net of premiums and commissions payable	74	—	(102)
Change in unearned premium reserve, net	(93)	(17)	19
Change in loss and loss adjustment expense reserve, net	(1,207)	(99)	(174)
Change in current income taxes	(106)	64	9
Change in credit derivative assets and liabilities, net	8	54	(85)
Other	(56)	20	(1)
Cash flows from consolidated investment vehicles:
Purchases of securities	(3,201)	(4,957)	(2,053)
Sales of securities	1,513	2,161	1,156
Maturities and paydowns of securities	156	430	71
Proceeds from (purchases of) money market funds	6	(6)	(108)
Purchases to cover securities sold short	(223)	(621)	(460)
Proceeds from securities sold short	188	618	509
Other changes in consolidated investment vehicles	134	(100)	(69)
Net cash flows provided by (used in) operating activities	(2,479)	(1,937)	(853)

Cash flows from investing activities:
Fixed-maturity securities, available for sale:
Purchases	(371)	(1,236)	(1,380)
Sales	717	428	779
Maturities and paydowns	682	1,148	878
Short-term investments with original maturities of over three months:
Purchases	(63)	—	(85)
Sales	—	—	5
Maturities and paydowns	36	36	73
Net sales (purchases) of short-term investments with original maturities of less than three months	439	(410)	430
Fixed-maturity securities, trading:
Sales	121	—	—
Maturities and paydowns	87	—	—
Purchases of other invested assets	(25)	(79)	(19)
Sales and return of capital of other invested assets	36	80	23
Paydowns on financial guaranty variable interest entities’ assets	84	62	83
Other	(3)	(6)	1
Net cash flows provided by (used in) investing activities	1,740	23	788
(continued)
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Consolidated Statements of Cash Flows, Continued
 (in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Dividends paid	$(64)	$(66)	$(69)
Repurchases of common shares	(500)	(496)	(446)
Net paydowns of financial guaranty variable interest entities’ liabilities	(99)	(53)	(77)
Issuance of long-term debt, net of issuance costs	—	889	—
Redemptions and purchases of debt, including make-whole payment	(2)	(620)	(22)
Other	(6)	26	(10)
Cash flows from consolidated investment vehicles:
Proceeds from issuance of collateralized loan obligations	1,372	3,276	738
Repayment of collateralized loan obligations	(373)	(824)	—
Proceeds from issuance of warehouse financing debt	991	1,338	234
Repayment of warehouse financing debt	(796)	(1,537)	(210)
Contributions from noncontrolling interests to consolidated investment vehicles	74	39	88
Distributions to noncontrolling interests from consolidated investment vehicles	(26)	(12)	(43)
Borrowing (payment) under credit facility	41	—	—
Net cash flows provided by (used in) financing activities	612	1,960	183
Effect of foreign exchange rate changes	(8)	(2)	(3)
Increase (decrease) in cash and cash equivalents and restricted cash	(135)	44	115
Cash and cash equivalents and restricted cash at beginning of period	342	298	183
Cash and cash equivalents and restricted cash at end of period	$207	$342	$298

Supplemental cash flow information
Income taxes paid (received)	$105	$24	$(25)
Interest paid on long-term debt	77	80	81

Supplemental disclosure of non-cash activities:
Puerto Rico Salvage (see Note 3)
Fixed-maturity securities, available-for-sale, received as salvage	$986	$—	$—
Fixed-maturity securities, available-for-sale, ceded to a reinsurer	27	—	—
Fixed-maturity securities, trading, received as salvage	549	—	—
Fixed-maturity securities, trading, ceded to a reinsurer	6	—	—
Debt securities of financial guaranty variable interest entities received as salvage	234	—	—
Contributions from noncontrolling interests	36	1	—
Distributions to noncontrolling interests	56	1	—

	As of December 31,
	2022	2021	2020
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets:
Cash	$107	$120	$162
Restricted cash (included in other assets)	1	2	2
Cash of financial guaranty variable interest entities (see Note 8)	2	—	—
Cash and cash equivalents of consolidated investment vehicles (see Note 8)	97	220	134
Cash and cash equivalents and restricted cash at the end of period	$207	$342	$298
The accompanying notes are an integral part of these consolidated financial statements.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements

1.Business and Basis of Presentation

 Business

Assured Guaranty Ltd. (AGL and, together with its subsidiaries, Assured Guaranty or the Company) is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the United States (U.S.) and non-U.S. public finance (including infrastructure) and structured finance markets, as well as asset management services.

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

Through Assured Investment Management LLC (AssuredIM LLC) and its investment management affiliates (together with AssuredIM LLC, AssuredIM), the Company serves as investment advisor to collateralized loan obligations (CLOs) and opportunity funds, as well as certain legacy hedge and opportunity funds now subject to an orderly wind-down. AssuredIM has managed structured and public finance, credit and special situation investments since 2003. AssuredIM provides investment advisory services while leveraging a technology-enabled risk platform, which aims to maximize returns for its clients.

The Company is exploring alternative accretive growth strategies for its asset management business, with the goal of maximizing the value of this business for its stakeholders. Discussions regarding alternative accretive growth strategies are ongoing, and there can be no assurances that such discussions will result in any transaction. The Company is not yet able to estimate the impact that any transaction being discussed would have on its financial statements.

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

Other accounting policies are included in the following notes to the consolidated financial statements.

Note Name	Note Number
Segment information	Note 2
Expected loss to be paid (recovered)	Note 4
Contracts accounted for as insurance	Note 5
Contracts accounted for as credit derivatives	Note 6
Investments and cash	Note 7
Financial guaranty variable interest entities and consolidated investment vehicles	Note 8
Fair value measurement	Note 9
Asset management fees and compensation	Note 10
Goodwill and other intangible assets	Note 11
Long-term debt and credit facilities	Note 12
Employee benefit plans	Note 13
Income taxes	Note 14
Leases	Note 17
Commitments and contingencies	Note 18
Shareholders' equity	Note 19
Earnings per share	Note 21

Recent Accounting Standards Adopted

Reference Rate Reform

    In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU only apply to contracts that reference the London Interbank Offered Rate (LIBOR) or another reference rate that is expected to be discontinued due to reference rate reform.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, to clarify the scope of relief related to ASU 2020-04. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to extend the aforementioned temporary optional expedients and exceptions from December 31, 2022 to December 31, 2024. These ASUs became effective upon their issuance and may be applied for contract modifications that occur from March 12, 2020 through December 31, 2024 (the Reference Rate Transition Period).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The Company adopted the optional relief afforded by ASUs in the third quarter of 2021 on a prospective basis, and the guidance will be followed until the optional relief terminates on December 31, 2024. The Company has identified insurance contracts, derivatives and other financial instruments that are directly or indirectly influenced by LIBOR and will be applying the accounting relief as relevant contract modifications are made during the Reference Rate Transition Period. There was no impact to the Company’s consolidated financial statements upon the initial adoption of these ASUs.

Recent Accounting Standards Not Yet Adopted

Targeted Improvements to the Accounting for Long-Duration Contracts

    In August 2018, the FASB issued ASU 2018-12, Financial Services - Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts. The amendments in this ASU:

•improve the timeliness of recognizing changes in the liability for future policy benefits and modify the rate used to discount future cash flows,
•simplify and improve the accounting for certain market-based options or guaranties associated with deposit (or account balance) contracts,
•simplify the amortization of deferred acquisition costs (DAC), and
•improve the effectiveness of the required disclosures.

    In November 2020, the FASB deferred the effective date of this ASU to January 1, 2023, with early adoption permitted.

This ASU does not affect the Company’s financial guaranty insurance contracts. The Company assessed the impact for certain specialty (non-financial guaranty) insurance contracts and determined that there will be no impact to the Company’s consolidated financial statements upon the adoption of this ASU on January 1, 2023.

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

The segment results differ from the consolidated financial statements in certain respects. The Insurance segment includes: (i) premiums and losses from the financial guaranty insurance policies issued by the U.S. Insurance Subsidiaries which guarantee the FG VIEs’ debt; and (ii) AGAS’ share of earnings from investments in AssuredIM Funds in “equity in earnings (losses) of investees.” Under GAAP, (i) FG VIEs are consolidated by the U.S. Insurance Subsidiaries and the premiums and losses associated with their financial guaranty policies associated with the FG VIEs’ debt are eliminated, whereas the reconciliation tables below present the FG VIEs and related eliminations in “Other”, and (ii) CIVs are consolidated by AGUS, a U.S. holding company, whereas in the reconciliation tables below, the CIVs and related eliminations of the Insurance segment’s “equity in earnings (losses) of investees” associated with AGAS’ interest in CIVs are presented in “Other.” In addition, under GAAP, reimbursable fund expenses are shown as a component of asset management fees and included in total revenues, whereas in the Asset Management segment in the tables below, they are netted in “segment expenses”.

    The Company analyzes the operating performance of each segment using “segment adjusted operating income (loss).” Results for each segment include specifically identifiable expenses as well as intersegment expense allocations, as applicable,

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
based on time studies and other cost allocation methodologies based on headcount or other metrics. Segment adjusted operating income is defined as “net income (loss) attributable to AGL”, adjusted for the following items:

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

The Company does not report assets by reportable segment as the CODM does not assess performance and allocate resources based on assets.

The following table presents information for the Company’s operating segments. Intersegment revenues include transactions between and among the segments, the corporate division and other.

Segment Information

	Years Ended December 31,
	2022		2021		2020
	Insurance	Asset Management	Insurance	Asset Management	Insurance	Asset Management
	(in millions)
Third-party revenues	$748	$78	$724	$73	$864	$61
Intersegment revenues	9	34	9	10	10	5
Segment revenues	757	112	733	83	874	66
Segment expenses	259	119	33	108	446	128
Segment equity in earnings (losses) of investees	(51)	—	144	—	61	—
Less: Segment provision (benefit) for income taxes	34	(1)	122	(6)	60	(12)
Segment adjusted operating income (loss)	$413	$(6)	$722	$(19)	$429	$(50)

Selected components of segment adjusted operating income:
Net investment income	$278	$—	$280	$—	$310	$—
Interest expense	1	1	—	1	—	—
Non-cash compensation and operating expenses (1)	41	18	56	17	39	31
_____________________
(1)    Consists of amortization of DAC and intangible assets, depreciation, share-based compensation (see Note 13, Employee Benefit Plans), write-off of long-lived intangible assets related to MAC licenses (see Note 11, Goodwill and Other Intangible Assets), and lease impairment (see Note 17, Leases).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The tables below present a reconciliation of significant components of segment information to the comparable consolidated amounts.

Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2022

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings (Losses) of Investees	Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$757	$259	$(51)	$34	$—	$413
Asset Management	112	119	—	(1)	—	(6)
Total segments	869	378	(51)	33	—	407
Corporate division	4	143	—	(5)	—	(134)
Other	14	19	12	—	13	(6)
Subtotal	887	540	(39)	28	13	267
Reconciling items:
Realized gains (losses) on investments	(56)	—	—	—	—	(56)
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(22)	(4)	—	—	—	(18)
Fair value gains (losses) on CCS	24	—	—	—	—	24
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(110)	—	—	—	—	(110)
Tax effect	—	—	—	(17)	—	17
Total consolidated	$723	$536	$(39)	$11	$13	$124

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2021

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings (Losses) of Investees	Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$733	$33	$144	$122	$—	$722
Asset Management	83	108	—	(6)	—	(19)
Total segments	816	141	144	116	—	703
Corporate division	2	312	—	(47)	—	(263)
Other	142	26	(50)	6	30	30
Subtotal	960	479	94	75	30	470
Reconciling items:
Realized gains (losses) on investments	15	—	—	—	—	15
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	(78)	(14)	—	—	—	(64)
Fair value gains (losses) on CCS	(28)	—	—	—	—	(28)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	(21)	—	—	—	—	(21)
Tax effect	—	—	—	(17)	—	17
Total consolidated	$848	$465	$94	$58	$30	$389

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Reconciliation of Segment Information to Consolidated Information
Year Ended December 31, 2020

				Less:		Net Income (Loss) Attributable to AGL
	Revenues	Expenses	Equity in Earnings (Losses) of Investees	Provision (Benefit) for Income Taxes	Noncontrolling Interests
	(in millions)
Segments:
Insurance	$874	$446	$61	$60	$—	$429
Asset Management	66	128	—	(12)	—	(50)
Total segments	940	574	61	48	—	379
Corporate division	9	132	(6)	(18)	—	(111)
Other	40	21	(28)	(3)	6	(12)
Subtotal	989	727	27	27	6	256
Reconciling items:
Realized gains (losses) on investments	18	—	—	—	—	18
Non-credit impairment-related unrealized fair value gains (losses) on credit derivatives	67	2	—	—	—	65
Fair value gains (losses) on CCS	(1)	—	—	—	—	(1)
Foreign exchange gains (losses) on remeasurement of premiums receivable and loss and LAE reserves	42	—	—	—	—	42
Tax effect	—	—	—	18	—	(18)
Total consolidated	$1,115	$729	$27	$45	$6	$362

Supplemental Information
Year Ended December 31, 2022

	Net Earned Premiums	Net Investment Income	Loss and LAE (Benefit)	Amortization of DAC	Other Expenses(1)
	(in millions)
Segments:
Insurance	$497	$278	$12	$14	$232
Asset Management	—	—	—	—	118
Total segments	497	278	12	14	350
Corporate division	—	4	—	—	54
Other	(3)	(13)	8	—	21
Subtotal	494	269	20	14	425
Reconciling items:
Credit derivative impairment (recoveries) (2)	—	—	(4)	—	—
Total consolidated	$494	$269	$16	$14	$425
_____________________
(1)    Consists of “employee compensation and benefit expenses” and “other operating expenses.” Includes non-cash compensation and operating expenses of $41 million for Insurance segment, $18 million for Asset Management segment, and $13 million for Corporate division.
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

Segment, Corporate Division and Other
Revenues by Country of Domicile

	Year Ended December 31,
Country of Domicile	2022	2021	2020
	(in millions)
U.S.	$727	$762	$788
Bermuda	129	153	155
U.K.	32	42	38
Other	(1)	3	8
Total	$887	$960	$989

3.    Outstanding Exposure

The Company sells credit protection primarily in financial guaranty insurance form. The Company may also sell credit protection by issuing policies that guarantee payment obligations under credit default swaps (CDS). The Company’s contracts accounted for as credit derivatives are generally structured such that the circumstances giving rise to the Company’s obligation to make loss payments are similar to those for its financial guaranty insurance contracts. The Company has not entered into any new CDS in order to sell credit protection in the U.S. since the beginning of 2009, when regulatory guidelines were issued that limited the terms under which such protection could be sold by its U.S. Insurance Subsidiaries. The Company has, however, acquired or reinsured portfolios since 2009 that include financial guaranty contracts in credit derivative form.

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

The Company also writes specialty business that is consistent with its risk profile and benefits from its underwriting experience and other types of financial guaranties.

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

All transactions in the insured portfolio are assigned internal credit ratings by the relevant underwriting committee at inception, and such credit ratings are updated by the relevant risk management or surveillance committee based on changes in transaction credit quality. As part of the surveillance process, the Company monitors trends and changes in transaction credit quality, and recommends such remedial actions as may be necessary or appropriate. The Company also develops strategies to enforce its contractual rights and remedies and to mitigate its losses, engage in negotiation discussions with transaction participants and, when necessary, manage the Company’s litigation proceedings.

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

The Company classifies those portions of risks benefiting from reimbursement obligations collateralized by eligible assets held in trust in acceptable reimbursement structures as being the higher of AA or their current internal rating. Unless otherwise noted, ratings disclosed herein on the Company’s insured portfolio reflect its internal ratings.

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

Exposures identified as BIG are subjected to further review to determine the probability of a loss. See Note 4, Expected Loss to be Paid (Recovered), for additional information. Surveillance personnel then assign each BIG transaction to one of the three BIG surveillance categories described below based upon whether a future loss is expected and whether a claim has been paid. The Company uses the pre-tax book yield of the relevant subsidiary’s investment portfolio to calculate the present value of projected payments and recoveries and determine whether a future loss is expected in order to assign the appropriate BIG surveillance category to a transaction. For financial statement measurement purposes, the Company uses risk-free rates, which are determined each quarter, to calculate the expected loss.

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

Shortly after the pandemic reached the U.S. through early 2021 the Company’s surveillance department conducted supplemental periodic surveillance procedures to monitor the impact on its insured portfolio of COVID-19 and governmental and private responses to COVID-19, with emphasis on state and local governments and entities that were already experiencing significant budget deficits and pension funding and revenue shortfalls, as well as obligations supported by revenue streams most impacted by various intermittent closures and capacity and travel restrictions or an economic downturn. Given the significant federal funding to state and local governments in 2021 and the performance it observed, the Company’s surveillance department has reduced these supplemental procedures. However, the Company is still monitoring those sectors it identified as most at risk for any developments related to COVID-19. The Company has paid only relatively small insurance claims it believes are due at least in part to credit stress arising specifically from COVID-19, and has already received reimbursement for most of those claims.

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

    The Company has, from time to time, purchased securities that it has insured, and for which it had expected losses to be paid (Loss Mitigation Securities), in order to mitigate the economic effect of insured losses. The Company excludes amounts attributable to Loss Mitigation Securities from par and debt service outstanding, and instead reports Loss Mitigation Securities in the investment portfolio, because the Company manages such securities as investments and not insurance exposure. As of both December 31, 2022 and December 31, 2021, the Company excluded from net par outstanding $1.3 billion attributable to Loss Mitigation Securities.

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

Financial Guaranty Portfolio
Debt Service and Par Outstanding

	As of December 31, 2022		As of December 31, 2021
	Gross	Net	Gross	Net
	(in millions)
Debt Service
Public finance	$359,899	$359,703	$357,694	$357,314
Structured finance	10,273	10,248	10,076	10,046
Total financial guaranty	$370,172	$369,951	$367,770	$367,360

Par Outstanding
Public finance	$224,254	$224,099	$227,507	$227,164
Structured finance	9,184	9,159	9,258	9,228
Total financial guaranty	$233,438	$233,258	$236,765	$236,392

In addition to amounts shown in the table above, the Company had outstanding commitments to provide guaranties of $220 million of public finance gross par and $792 million of structured finance direct gross par as of December 31, 2022. These commitments are contingent on the satisfaction of all conditions set forth in them and may expire unused or be canceled at the counterparty’s request. Therefore, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

Financial Guaranty Portfolio by Internal Rating
As of December 31, 2022

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$222	0.1%	$1,967	4.4%	$926	11.2%	$469	50.4%	$3,584	1.5%
AA	16,241	9.1	3,497	7.9	4,633	56.3	12	1.3	24,383	10.5
A	96,807	53.9	9,271	20.9	1,075	13.1	340	36.5	107,493	46.1
BBB	62,570	34.8	28,747	64.6	479	5.8	110	11.8	91,906	39.4
BIG	3,796	2.1	981	2.2	1,115	13.6	—	—	5,892	2.5
Total net par outstanding	$179,636	100.0%	$44,463	100.0%	$8,228	100.0%	$931	100.0%	$233,258	100.0%

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio by Internal Rating
As of December 31, 2021

	Public Finance U.S.		Public Finance Non-U.S.		Structured Finance U.S.		Structured Finance Non-U.S.		Total
Rating Category	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%	Net Par Outstanding	%
	(dollars in millions)
AAA	$272	0.2%	$2,217	4.5%	$806	9.6%	$493	57.7%	$3,788	1.6%
AA	16,372	9.2	4,205	8.4	4,760	56.8	22	2.6	25,359	10.7
A	94,459	53.3	10,659	21.3	813	9.7	160	18.7	106,091	44.9
BBB	60,744	34.3	32,264	64.6	611	7.3	179	21.0	93,798	39.7
BIG	5,372	3.0	600	1.2	1,384	16.6	—	—	7,356	3.1
Total net par outstanding	$177,219	100.0%	$49,945	100.0%	$8,374	100.0%	$854	100.0%	$236,392	100.0%

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following tables present net par outstanding by sector for the financial guaranty portfolio.

Financial Guaranty Portfolio
Net Par Outstanding by Sector

	As of December 31,
Sector	2022	2021
	(in millions)
Public finance:
U.S. public finance:
General obligation	$71,868	$72,896
Tax backed	33,752	35,726
Municipal utilities	26,436	25,556
Transportation	19,688	17,241
Healthcare	11,304	9,588
Higher education	7,137	6,927
Infrastructure finance	6,955	6,329
Housing revenue	959	1,000
Investor-owned utilities	332	611
Renewable energy	180	193
Other public finance	1,025	1,152
Total U.S. public finance	179,636	177,219
Non-U.S public finance:
Regulated utilities	17,855	18,814
Infrastructure finance	13,915	16,475
Sovereign and sub-sovereign	9,526	10,886
Renewable energy	2,086	2,398
Pooled infrastructure	1,081	1,372
Total non-U.S. public finance	44,463	49,945
Total public finance	224,099	227,164
Structured finance:
U.S. structured finance:
Life insurance transactions	3,879	3,431
RMBS	1,956	2,391
Pooled corporate obligations	625	534
Financial products	453	770
Consumer receivables	437	583
Other structured finance	878	665
Total U.S. structured finance	8,228	8,374
Non-U.S. structured finance:
Pooled corporate obligations	344	351
RMBS	263	325
Other structured finance	324	178
Total non-U.S structured finance	931	854
Total structured finance	9,159	9,228
Total net par outstanding	$233,258	$236,392

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Expected Amortization of Net Par Outstanding
As of December 31, 2022

	Public Finance	Structured Finance	Total
	(in millions)
0 to 5 years	$47,218	$3,093	$50,311
5 to 10 years	47,902	2,796	50,698
10 to 15 years	41,695	1,737	43,432
15 to 20 years	31,597	991	32,588
20 years and above	55,687	542	56,229
Total net par outstanding	$224,099	$9,159	$233,258

Actual amortization differs from expected maturities because borrowers may have the right to call or prepay certain obligations, terminations and because of management’s assumptions on structured finance amortization. The expected maturities of structured finance obligations are, in general, considerably shorter than the contractual maturities for such obligations.

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2022

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$2,364	$108	$1,324	$3,796	$179,636
Non-U.S. public finance	981	—	—	981	44,463
Public finance	3,345	108	1,324	4,777	224,099

Structured finance:
U.S. RMBS	18	39	953	1,010	1,956
Other structured finance	—	34	71	105	7,203
Structured finance	18	73	1,024	1,115	9,159
Total	$3,363	$181	$2,348	$5,892	$233,258

Financial Guaranty Portfolio
Components of BIG Net Par Outstanding
As of December 31, 2021

	BIG Net Par Outstanding				Net Par
	BIG 1	BIG 2	BIG 3	Total BIG	Outstanding
			(in millions)
Public finance:
U.S. public finance	$1,765	$116	$3,491	$5,372	$177,219
Non-U.S. public finance	556	—	44	600	49,945
Public finance	2,321	116	3,535	5,972	227,164

Structured finance:
U.S. RMBS	121	24	1,120	1,265	2,391
Other structured finance	1	41	77	119	6,837
Structured finance	122	65	1,197	1,384	9,228
Total	$2,443	$181	$4,732	$7,356	$236,392

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2022

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance (1)	Credit Derivatives	Total
	(dollars in millions)
BIG:
Category 1	$3,357	$6	$3,363	122	1	123
Category 2	171	10	181	14	2	16
Category 3	2,307	41	2,348	111	10	121
Total BIG	$5,835	$57	$5,892	247	13	260

Financial Guaranty Portfolio
BIG Net Par Outstanding and Number of Risks
As of December 31, 2021

	Net Par Outstanding			Number of Risks (2)
Description	Financial Guaranty Insurance (1)	Credit Derivatives	Total	Financial Guaranty Insurance(1)	Credit Derivatives	Total
	(dollars in millions)
BIG:
Category 1	$2,429	$14	$2,443	117	2	119
Category 2	177	4	181	16	1	17
Category 3	4,687	45	4,732	129	8	137
Total BIG	$7,293	$63	$7,356	262	11	273
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Financial Guaranty Portfolio
Geographic Distribution of Net Par Outstanding
As of December 31, 2022

	Number of Risks	Net Par Outstanding	Percent of Total Net Par Outstanding
	(dollars in millions)
U.S.:
U.S. Public finance:
California	1,256	$36,818	15.8%
Texas	1,026	18,973	8.1
Pennsylvania	543	16,142	6.9
New York	584	15,580	6.7
Illinois	498	12,824	5.5
New Jersey	265	9,610	4.1
Florida	211	7,790	3.4
Louisiana	129	4,979	2.1
Michigan	235	4,943	2.1
Alabama	240	3,763	1.6
Other	1,883	48,214	20.7
Total U.S. public finance	6,870	179,636	77.0
U.S. Structured finance (multiple states)	371	8,228	3.5
Total U.S.	7,241	187,864	80.5

Non-U.S.:
United Kingdom	280	34,903	15.0
Canada	5	1,728	0.7
Spain	7	1,575	0.7
Australia	6	1,506	0.6
France	7	1,437	0.7
Other	37	4,245	1.8
Total non-U.S.	342	45,394	19.5
Total	7,583	$233,258	100.0%

Exposure to Puerto Rico

    The Company had insured exposure to obligations of various authorities and public corporations of the Commonwealth of Puerto Rico (Puerto Rico or the Commonwealth) as well as its general obligation bonds aggregating $1.4 billion net par outstanding as of December 31, 2022, a decrease of $2.2 billion from the $3.6 billion net par outstanding as of December 31, 2021. All of the Company’s insured exposure to Puerto Rico is rated BIG. The Company has paid claims as a result of payment defaults on all of its outstanding Puerto Rico exposures except the Municipal Finance Agency (MFA), the Puerto Rico Aqueduct and Sewer Authority (PRASA), and the University of Puerto Rico (U of PR), which have made their debt service payments on time.

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

After over five years of negotiations, in 2022 a substantial portion of the Company’s Puerto Rico exposure was resolved in accordance with four orders entered by the United States District Court of the District of Puerto Rico (Federal District Court of Puerto Rico):

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

•On October 12, 2022, the Federal District Court of Puerto Rico, acting under Title III of PROMESA, entered an order and judgment confirming the Modified Fifth Amended Title III Plan of Adjustment (HTA Plan) of the Puerto Rico Highways and Transportation Authority (PRHTA).

As a result of the consummation on March 15, 2022, of each of the GO/PBA Plan, PRCCDA Modification and PRIFA Modification and the consummation on December 6, 2022 of the HTA Plan (together, the 2022 Puerto Rico Resolutions), including claim payments made by the Company under the 2022 Puerto Rico Resolutions, the Company’s obligations under its insurance policies covering debt of the PRCCDA and PRIFA were extinguished, and its insurance exposure to Puerto Rico GO, PBA and PRHTA was greatly reduced.

The effect on the consolidated financial statements of the 2022 Puerto Rico Resolutions was a reduction in net par outstanding of $2.0 billion. The Company received cash, new general obligation bonds (under the GO/PBA Plan) (New GO Bonds) and new bonds backed by toll revenues (under the HTA Plan) (Toll Bonds, and together with the New GO Bonds, New Recovery Bonds) and contingent value instruments (CVIs). The New Recovery Bonds and CVIs were reported as either available-for-sale or trading fixed-maturities in either the investment portfolio or FG VIE assets. The portion of the assets that are reported in FG VIE assets relate to the portion of the GO, PBA and PRHTA insured obligations for which bondholders elected to receive custody receipts as described below.

The Company is continuing its efforts to resolve the one remaining Puerto Rico insured exposure that is in payment default, the Puerto Rico Electric Power Authority (PREPA).

Economic, political and legal developments, including inflation, increases in the cost of petroleum products and developments related to the COVID-19 pandemic, may impact any resolution of the Company’s PREPA insured exposure and the value of the consideration the Company has received in connection with the 2022 Puerto Rico Resolutions or any future resolutions of the Company’s PREPA insured exposures. The impact of developments relating to Puerto Rico during any quarter or year could be material to the Company’s results of operations and shareholders’ equity.

Puerto Rico Par and Debt Service Schedules

All Puerto Rico exposures are internally rated BIG. The following tables show the Company’s insured exposure to general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations.

Puerto Rico
Gross Par and Gross Debt Service Outstanding

	Gross Par Outstanding		Gross Debt Service Outstanding
	As of December 31,		As of December 31,
	2022	2021	2022	2021
	(in millions)
Exposure to Puerto Rico	$1,378	$3,629	$1,899	$5,322

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Puerto Rico
Net Par Outstanding

	As of December 31,
	2022	2021
	(in millions)
Resolved Puerto Rico Exposures
PRHTA (Transportation revenue) (1)	$298	$799
PRHTA (Highway revenue) (1)	182	457
Commonwealth of Puerto Rico - GO (2)	25	1,097
PBA (2)	4	122
PRCCDA (3)	—	152
PRIFA (3)	—	16
Total Resolved	509	2,643

Other Puerto Rico Exposures
PREPA (4)	720	748
MFA (5)	131	179
PRASA and U of PR (5)	1	2
Total Other	852	929
Total net exposure to Puerto Rico	$1,361	$3,572
____________________
(1)    Resolved on December 6, 2022, pursuant to the Modified Fifth Amended Title III Plan of Adjustment of the Puerto Rico Highways and Transportation Authority.
(2)    Resolved on March 15, 2022, pursuant to the Modified Eighth Amended Title III Plan of Adjustment of the Commonwealth of Puerto Rico, the Employees Retirement System of the Government of the Commonwealth of Puerto Rico, and the Puerto Rico Public Buildings Authority.
(3)    Modified on March 15, 2022, pursuant to an order of the Federal District Court of Puerto Rico acting under Title VI of PROMESA.
(4)    This exposure is in payment default.
(5)    All debt service on these insured exposures have been paid to date without any insurance claim being made on the Company.

    The following table shows the scheduled amortization of the insured general obligation bonds of Puerto Rico and various obligations of its related authorities and public corporations. The Company guarantees payment of interest and principal when those amounts are scheduled to be paid and cannot be required to pay on an accelerated basis, although in certain circumstances it may elect to do so. In the event that obligors default on their obligations, the Company would only be required to pay the shortfall between the debt service due in any given period and the amount paid by the obligors.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Amortization Schedule of Puerto Rico
Net Par Outstanding and Net Debt Service Outstanding
As of December 31, 2022

	Scheduled Net Par Amortization	Scheduled Net Debt Service Amortization
	(in millions)
2023 (January 1 - March 31)	$—	$30
2023 (April 1 - June 30)	—	3
2023 (July 1 - September 30)	125	156
2023 (October 1 - December 31)	—	3
Subtotal 2023	125	192
2024	112	173
2025	96	150
2026	152	202
2027	124	169
2028-2032	378	529
2033-2037	241	312
2038-2042	133	151
Total	$1,361	$1,878

PREPA

As of December 31, 2022, the Company had $720 million insured net par outstanding of PREPA obligations. The PREPA obligations are secured by a lien on the revenues of the electric system. On May 3, 2019, AGM and AGC entered into a restructuring support agreement with PREPA and other stakeholders, including a group of uninsured PREPA bondholders, the Commonwealth and the FOMB (PREPA RSA). This agreement was terminated by Puerto Rico on March 8, 2022.

On April 8, 2022, Judge Laura Taylor Swain of the Federal District Court of Puerto Rico issued an order appointing as members of a PREPA mediation team U.S. Bankruptcy Judges Shelley Chapman (lead mediator), Robert Drain and Brendan Shannon. Judge Swain also entered a separate order establishing the terms and conditions of mediation, including that the mediation would terminate on June 1, 2022. Judge Swain has since extended the term of such mediation several times, most recently on January 26, 2023 extending the term to April 28, 2023. On September 29, 2022, Judge Swain ordered the FOMB to file a plan of adjustment and disclosure statement by December 1, 2022 and set a schedule for litigating bondholders’ lien status. After receiving an extension from Judge Swain, the FOMB initially filed a plan of adjustment and disclosure statement for PREPA with the Federal District Court of Puerto Rico on December 16, 2022, and filed an amended version on February 9, 2023 (FOMB PREPA Plan). The FOMB PREPA Plan would split bondholders into two groups: one that would settle litigation and agree that creditor repayment is limited to existing accounts, and another group that would continue litigating that bondholders have a right to PREPA’s future revenue collections. The FOMB PREPA Plan provides for lower recoveries to bondholders than did previous agreements the FOMB reached with bondholders. Dueling summary judgment motions were made in respect of the bondholders’ lien status by the FOMB and by the PREPA bondholders on October 24, 2022. As of February 28, 2023, the Federal District Court of Puerto Rico had not issued any decisions on the motions for summary judgment on the bondholders’ lien status. The Federal District Court of Puerto Rico approved the FOMB disclosure statement on February 28, 2023, which allows bondholder solicitation on the FOMB PREPA Plan to begin.

The last revised fiscal plan for PREPA was certified by the FOMB on June 28, 2022.

Puerto Rico GO and PBA

As of December 31, 2022, the Company had remaining $25 million of insured net par outstanding of GO bonds and $4 million of insured net par outstanding of PBA bonds.

Under the GO/PBA Plan and in connection with its direct exposure the Company received cash, new general obligation bonds and CVIs (in aggregate, GO/PBA Plan Consideration) (including amounts received in connection with the second election described further below, but excluding amounts received in connection with second-to-pay exposures):

•$530 million in cash, net of ceded reinsurance,

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•$605 million of New GO Bonds (see Note 7, Investments and Cash, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information), which represents the face value of current interest bonds and the maturity value of capital appreciation bonds, net of ceded reinsurance, and
•$258 million of CVIs (see Note 7, Investments and Cash, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information), which represents the original notional value, net of ceded reinsurance.

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

The Company has sold most of the New GO Bonds and CVIs it received on March 15, 2022, and may sell in the future any New GO Bonds or CVIs it continues to hold. The fair value of any New GO Bonds or CVIs the Company retains will fluctuate. Any gains or losses on sales of New GO Bonds and CVIs in the investment portfolio, were and will be reported as realized gains and losses on investments and fair value gains (losses) on trading securities, respectively, rather than loss and LAE.

In August 2021, the Company exercised certain elections under the GO/PBA Plan that impact the timing of payments under its insurance policies. In accordance with the terms of the GO/PBA Plan, the payment of the principal of all GO bonds and PBA bonds insured by the Company was accelerated against the Commonwealth and became due and payable as of March 15, 2022. Insured holders of noncallable insured bonds covered by the GO/PBA Plan (representing $102 million of net par outstanding as of December 31, 2021) were permitted to elect either: (i) to receive on March 15, 2022, 100% of the then outstanding principal amount of insured bonds plus accrued interest; or (ii) to receive custody receipts that represent an interest in the legacy insurance policy plus GO/PBA Plan Consideration that constitute distributions under the GO/PBA Plan. For those who made the second election, distributions of GO/PBA Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of GO/PBA Plan Consideration are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. As of December 31, 2022, the net insured par outstanding under the legacy GO and PBA insurance policies was $29 million, and constituted all of the Company’s remaining net par exposure to the GO and PBA bonds it had insured.

PRHTA

As of December 31, 2022, the Company had $480 million of insured net par outstanding of PRHTA bonds: $298 million insured net par outstanding of PRHTA (transportation revenue) bonds and $182 million insured net par outstanding of PRHTA (highway revenue) bonds.

In connection with the resolution of its PRHTA exposures pursuant to both the HTA Plan and the GO/PBA Plan the Company received cash, new bonds backed by toll revenue and CVIs (in aggregate, HTA Plan Consideration and, together with GO/PBA Plan Consideration, Plan Consideration) (including amounts received in connection with the election described further below, but excluding amounts received in connection with second-to-pay exposures):

•$251 million in cash,
•$807 million of Toll Bonds (see Note 7, Investments and Cash, and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for additional information), which represents the face value of current interest bonds and the maturity value of capital appreciation bonds and convertible capital appreciation bonds, and
•$672 million of CVIs (see Note 7, Investments and Cash, for additional information), which represents the original notional value.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The Company has sold a portion of those Toll Bonds and CVIs, and may sell in the future any Toll Bonds or CVIs it continues to hold. The fair value of any Toll Bonds and CVIs that the Company retains will fluctuate from their date of acquisition. Any gains or losses on sales of Toll Bonds and CVIs in the investment portfolio were and will be reported as realized gains and losses on investments and fair value gains (losses) on trading securities, respectively, rather than loss and LAE.

The HTA Plan, similar to the GO/PBA Plan, provided an option for holders of noncallable bonds insured by the Company to elect to receive custody receipts that represent an interest in the legacy insurance policy plus Toll Bonds, and insured bondholders representing $451 million net par outstanding as of December 31, 2022 elected this option. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of HTA Plan Consideration are insufficient to pay or prepay such amounts.

PRCCDA and PRIFA

As of December 31, 2022, the Company had no insured net par outstanding of PRCCDA or PRIFA obligations remaining. Under the PRCCDA Modification and the PRIFA Modification, on March 15, 2022, the Company received an aggregate of $47 million in cash and $98 million in notional amount of CVIs.

Other Puerto Rico Exposures

All debt service payments for the Company’s remaining Puerto Rico exposures of $132 million insured net par outstanding have been made in full by the obligors as of the date of this filing. These exposures consist primarily of $131 million net par outstanding of MFA bonds, which are secured by a lien on local tax revenues.

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

A number of legal actions involving the Company and relating to PRCCDA and PRIFA, as well as claims related to the clawback of certain excise taxes and revenues pledged to secure bonds issued by PRHTA, were resolved on March 15, 2022 in connection with the consummation of the 2022 Puerto Rico Resolutions. All other proceedings remain stayed pending the Court’s determination on plans of adjustment or other proceedings related to PRHTA and PREPA.

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

•On May 20, 2019, the FOMB and the Official Committee of Unsecured Creditors filed an adversary complaint in the Federal District Court of Puerto Rico challenging the validity, enforceability, and extent of security interests in PRHTA revenues. On July 24, 2019, Judge Swain announced a court-imposed stay of a series of adversary proceedings and contested matters, which include this proceeding, through November 30, 2019, with a mandatory mediation element; Judge Swain extended the stay through December 31, 2019, and subsequently extended the stay again pending further order of the court on the understanding that these issues will be resolved in other proceedings. On October 12, 2022, the court entered an order and judgment confirming the amended plan of adjustment for PRHTA

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
filed by the FOMB with the court on September 6, 2022 (HTA Confirmation Order). The HTA Confirmation Order provides that this adversary proceeding must be dismissed with prejudice within five business days of the HTA Confirmation Order becoming a final order, which should occur after all appeals of the HTA Confirmation Order have been resolved.

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

•On January 16, 2020, the FOMB, on behalf of the PRHTA, brought an adversary proceeding in the Federal District Court of Puerto Rico against AGM and AGC and other insurers of PRHTA bonds, objecting to the bond insurers claims in the PRHTA Title III proceedings and seeking to disallow such claims. Considering the plan support agreement, on May 25, 2021, Judge Swain stayed the participation of AGM and AGC. On October 12, 2022, the court entered the HTA Confirmation Order, which provides that this adversary proceeding must be dismissed with prejudice within five business days of the HTA Confirmation Order becoming a final order, which should occur after all appeals of the HTA Confirmation Order have been resolved.

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

Specialty Business

The Company also guarantees specialty business with risk profiles similar to those of its structured finance exposures written in financial guaranty form.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Specialty Insurance, Reinsurance and Guaranties

	As of December 31, 2022		As of December 31, 2021
	Gross Exposure	Net Exposure	Gross Exposure	Net Exposure
	(in millions)
Life insurance transactions (1)	$1,314	$986	$1,250	$871
Aircraft residual value insurance policies	355	200	355	200
Other guaranties	228	228	—	—
____________________
(1)    The life insurance transactions net exposure is projected to reach $1.1 billion by June 30, 2024.

As of both December 31, 2022 and December 31, 2021, gross exposure of $144 million and net exposure of $84 million of aircraft residual value insurance was rated BIG. All other exposures in the table above are investment-grade quality.
4.     Expected Loss to be Paid (Recovered)

Accounting Policy

Expected loss to be paid (recovered) is equal to the present value of expected future cash outflows for loss and LAE payments, net of: (i) inflows for expected salvage, subrogation and other recoveries; and (ii) excess spread on underlying collateral, as applicable. Cash flows are discounted at current risk-free rates. The Company updates the discount rates each quarter and reflects the effect of such changes in economic loss development. Net expected loss to be paid (recovered) is net of amounts ceded to reinsurers. The Company’s net expected loss to be paid (recovered) incorporates management’s probability weighted scenarios.

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

In circumstances where the Company purchased its own insured obligations that had expected losses, and in cases where issuers of insured obligations elected or the Company and an issuer mutually agreed as part of a negotiation to deliver the underlying collateral, insured obligation or a new security to the Company, expected loss to be paid (recovered) is reduced and the asset received is prospectively accounted for under the applicable guidance for that instrument. Insured obligations with expected losses that were purchased by the Company are referred to as Loss Mitigation Securities and are recorded in the investment portfolio at fair value, excluding the value of the Company’s insurance. For Loss Mitigation Securities, the difference between the purchase price of the insured obligation and the fair value excluding the value of the Company’s insurance (on the date of acquisition) is treated as a paid loss. See Note 7, Investments and Cash, and Note 9, Fair Value Measurement.

Economic loss development represents the change in net expected loss to be paid (recovered) attributable to the effects of changes in the economic performance of insured transactions, changes in assumptions based on observed market trends, changes in discount rates, accretion of discount and the economic effects of loss mitigation efforts.

    In order to effectively evaluate and manage the economics and liquidity of the entire insured portfolio, management assigns ratings and calculates expected loss to be paid (recovered) in the same manner for all its exposures regardless of form or differing accounting models. The insured portfolio includes policies accounted for under various accounting models depending on the characteristics of the contract and the Company’s control rights. The three primary models are: (1) insurance, as described in Note 5, Contracts Accounted for as Insurance; (2) derivatives, as described in Note 6, Contracts Accounted for as Credit Derivatives, and Note 9, Fair Value Measurement; and (3) FG VIE consolidation, as described in Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles. The Company has paid and expects to pay future losses and/or recover past losses on policies which fall under each of these accounting models. This note provides information regarding expected claim payments to be made and/or recovered under all contracts in the insured portfolio.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

    Changes over a reporting period in the Company’s loss estimates for public finance obligations supported by specified revenue streams, such as revenue bonds issued by toll road authorities, municipal utilities or airport authorities, generally will be influenced by factors impacting their revenue levels, such as changes in demand; changing demographics; and other economic factors, especially if the obligations do not benefit from financial support from other tax revenues or governmental authorities. Changes over a reporting period in the Company’s loss estimates for its tax-supported and general obligation public finance transactions generally will be influenced by factors impacting the public issuer’s ability and willingness to pay, such as changes in the economy and population of the relevant area; changes in the issuer’s ability or willingness to raise taxes, decrease spending or receive federal assistance; new legislation; rating agency actions that affect the issuer’s ability to refinance maturing obligations or issue new debt at a reasonable cost; changes in the priority or amount of pensions and other obligations owed to workers; developments in restructuring or settlement negotiations; and other political and economic factors. Changes in loss estimates may also be affected by the Company’s loss mitigation efforts and other variables.

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

Changes to estimates of net expected loss to be paid (recovered) and net economic loss development (benefit) over a reporting period may be attributable to a number of interrelated factors such as changes in discount rates, improvement or deterioration of transaction performance, charge-offs, loss mitigation activity, changes to projected default curves, severity rates, and dispute resolution. Actual losses will ultimately depend on future events, transaction performance or other factors that are difficult to predict. As a result, the Company’s current projections of losses may be subject to considerable volatility and may not reflect the Company’s ultimate claims paid.

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

	Net Expected Loss to be Paid (Recovered)			Net Economic Loss Development (Benefit)
	As of December 31,			Year Ended December 31,
Accounting Model	2022		2021	2022	2021	2020
	(in millions)
Insurance (see Note 5)	$205		$364	$(112)	$(281)	$142
FG VIEs (see Note 8)	314	(1)	42	(17)	(20)	1
Credit derivatives (see Note 6)	3		5	4	14	2
Total	$522		$411	$(125)	$(287)	$145
____________________
(1)    The increase in expected loss to be paid for FG VIEs primarily relates to trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) that were consolidated as a result of the 2022 Puerto Rico Resolutions. Prior to the 2022 Puerto Rico Resolutions, all Puerto Rico Exposures were accounted for as insurance.

    The following tables present a roll forward of net expected loss to be paid (recovered) for all contracts, which are accounted for under one of the following accounting models: insurance, derivative and FG VIE. The Company used risk-free rates for U.S. dollar denominated obligations that ranged from 3.82% to 4.69% with a weighted average of 4.08% as of December 31, 2022 and 0.00% to 1.98% with a weighted average of 1.02% as of December 31, 2021. Expected losses to be paid for U.S. dollar denominated transactions represented approximately 98.5% and 97.2% of the total as of December 31, 2022 and December 31, 2021, respectively.

Net Expected Loss to be Paid (Recovered)
Roll Forward

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net expected loss to be paid (recovered), beginning of period	$411	$529	$737
Economic loss development (benefit) due to:
Accretion of discount	16	7	9
Changes in discount rates	(115)	(33)	13
Changes in timing and assumptions	(26)	(261)	123
Total economic loss development (benefit)	(125)	(287)	145
Net (paid) recovered losses (1)	236	169	(353)
Net expected loss to be paid (recovered), end of period	$522	$411	$529
____________________
(1)     Net (paid) recovered losses in 2022 include the net amounts received pursuant to the Puerto Rico Resolutions, as described in Note 3, Outstanding Exposure.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Net Expected Loss to be Paid (Recovered)
Roll Forward by Sector

	Year Ended December 31, 2022
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2021	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2022
	(in millions)
Public finance:
U.S. public finance	$197	$19	$187	$403
Non-U.S. public finance	12	(2)	(1)	9
Public finance	209	17	186	412
Structured finance:
U.S. RMBS	150	(143)	59	66
Other structured finance	52	1	(9)	44
Structured finance	202	(142)	50	110
Total	$411	$(125)	$236	$522

	Year Ended December 31, 2021
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2020	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2021
	(in millions)
Public finance:
U.S. public finance	$305	$(182)	$74	$197
Non-U.S. public finance	36	(22)	(2)	12
Public finance	341	(204)	72	209
Structured finance:
U.S. RMBS	148	(100)	102	150
Other structured finance	40	17	(5)	52
Structured finance	188	(83)	97	202
Total	$529	$(287)	$169	$411

	Year Ended December 31, 2020
Sector	Net Expected Loss to be Paid (Recovered) as of December 31, 2019	Economic Loss Development (Benefit)	Net (Paid) Recovered Losses (1)	Net Expected Loss to be Paid (Recovered) as of December 31, 2020
	(in millions)
Public finance:
U.S. public finance	$531	$190	$(416)	$305
Non-U.S. public finance	23	13	—	36
Public finance	554	203	(416)	341
Structured finance:
U.S. RMBS	146	(71)	73	148
Other structured finance	37	13	(10)	40
Structured finance	183	(58)	63	188
Total	$737	$145	$(353)	$529
____________________
(1)    Net of ceded paid losses, whether or not such amounts have been settled with reinsurers. Ceded paid losses are typically settled 45 days after the end of the reporting period. Such amounts are recorded as reinsurance recoverable on paid losses in “other assets”.

The tables above include: (a) net LAE paid of $33 million, $36 million and $25 million for the years ended

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
December 31, 2022, 2021 and 2020, respectively; and (b) net expected LAE to be paid of $11 million as of December 31, 2022 and $26 million as of December 31, 2021.

U.S. RMBS Loss Projections

    The Company projects losses on its insured U.S. RMBS on a transaction-by-transaction basis by projecting the performance of the underlying pool of mortgages over time and then applying the structural features (i.e., payment priorities and tranching) of the RMBS and any expected representation and warranty recoveries/payables to the projected performance of the collateral over time. The resulting projected claim payments or reimbursements are then discounted using risk-free rates.

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

Net Economic Loss Development (Benefit)
U.S. RMBS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
First lien U.S. RMBS	$(36)	$—	$(45)
Second lien U.S. RMBS	(107)	(100)	(26)

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

First Lien U.S. RMBS Liquidation Rates

	As of December 31,
	2022	2021
Current but recently delinquent:
Alt-A and Prime	20%	20%
Option ARM	20%	20%
Subprime	20%	20%
30 – 59 Days Delinquent:
Alt-A and Prime	35%	35%
Option ARM	35%	35%
Subprime	30%	30%
60 – 89 Days Delinquent:
Alt-A and Prime	40%	40%
Option ARM	45%	45%
Subprime	40%	40%
90+ Days Delinquent:
Alt-A and Prime	55%	55%
Option ARM	60%	60%
Subprime	45%	45%
Bankruptcy:
Alt-A and Prime	45%	45%
Option ARM	50%	50%
Subprime	40%	40%
Foreclosure:
Alt-A and Prime	60%	60%
Option ARM	65%	65%
Subprime	55%	55%
Real Estate Owned
All	100%	100%

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

In the most heavily weighted scenario (the base scenario), after the 36-month CDR plateau period, each transaction’s CDR is projected to improve over 12 months to a final CDR of 5% of the plateau CDR. In the base scenario, the Company

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
assumes the final CDR will be reached 1 year after the 36-month CDR plateau period. Under the Company’s methodology, defaults projected to occur in the first 36 months represent defaults that can be attributed to loans that were recently modified or delinquent, or that are currently delinquent or in foreclosure, while the defaults projected to occur using the projected CDR trend after the first 36-month period represent defaults attributable to borrowers that are currently performing or are projected to re-perform.

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
Key Assumptions in Base Scenario Expected Loss Estimates
First Lien U.S. RMBS

	As of December 31, 2022				As of December 31, 2021
	Range			Weighted Average	Range			Weighted Average
Alt-A and Prime:
Plateau CDR	1.6%	–	11.5%	5.1%	0.9%	–	11.6%	5.9%
Final CDR	0.1%	–	0.6%	0.3%	0.0%	–	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%
Option ARM:
Plateau CDR	2.0%	–	7.7%	4.3%	1.8%	–	11.9%	5.6%
Final CDR	0.1%	–	0.4%	0.2%	0.1%	–	0.6%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%
Subprime:
Plateau CDR	2.7%	–	9.7%	5.6%	2.9%	–	10.0%	6.0%
Final CDR	0.1%	–	0.5%	0.3%	0.1%	–	0.5%	0.3%
Initial loss severity:
2005 and prior	50%				60%
2006	50%				60%
2007+	50%				60%

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

    In estimating expected losses, the Company modeled and probability weighted sensitivities for first lien U.S. RMBS transactions by varying its assumptions of how fast a recovery is expected to occur. One of the variables used to model sensitivities was how quickly the CDR returned to its modeled equilibrium, which was defined as 5% of the plateau CDR. The Company also stressed CPR and the speed of recovery of loss severity rates. The Company probability weighted a total of five scenarios as of December 31, 2022 and December 31, 2021.

Certain transactions benefit from excess spread when they are supported by large portions of fixed-rate assets (either originally fixed or modified to be fixed) but have insured floating rate debt linked to LIBOR. An increase in projected LIBOR decreases excess spread, while lower LIBOR results in higher excess spread. ICE Benchmark Administration (IBA) and the Financial Conduct Authority have announced that LIBOR will be discontinued after June 30, 2023. The Company believes that the reference to LIBOR in such floating rate RMBS debt will be replaced, by operation of law in accordance with federal legislation enacted in March 2022, with a rate based on the Secured Overnight Finance Rate (SOFR).

The Company used a similar approach to establish its pessimistic and optimistic scenarios as of December 31, 2022 as it used as of December 31, 2021, increasing and decreasing the periods of stress from those used in the base scenario. In the Company’s most stressful scenario where loss severities were assumed to rise and then recover over nine years and the initial ramp-down of the CDR was assumed to occur over 16 months, expected loss to be paid would increase from current projections by approximately $13 million for all first lien U.S. RMBS transactions.

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

Prior to the third quarter of 2022, for the base scenario, the CDR (the plateau CDR) was held constant for six months. Once the plateau period had ended, the CDR was assumed to gradually trend down in uniform increments to its final long-term steady state CDR. (The long-term steady state CDR was calculated as the constant CDR that would have yielded the amount of losses originally expected at underwriting, subject to a floor). In the base case scenario, the time over which the CDR trended down to its final CDR was 28 months. Therefore, the total stress period for second lien transactions was 34 months.

The Company has observed lower than expected default rates and longer liquidation timelines due to significant home price appreciation and special servicing activity which now favors modifications and foreclosure actions rather than charge-offs at 180 days delinquent. In the third quarter of 2022, the Company extended the time over which a portion of the delinquent loans default from six months to 36 months in the base scenario (conforming to the methodology used for first lien U.S. RMBS transactions). After the plateau period, as with first lien U.S. RMBS transactions, the CDR trends down over one year to 5% of the plateau CDR. These changes in the shape of the CDR curve result in a longer period of stress defaults (48 months in the base scenario), but at lower default levels leading to lower overall levels of expected losses.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
HELOC loans generally permitted the borrower to pay only interest for an initial period (often ten years) and, after that period, require the borrower to make both the monthly interest payment and a monthly principal payment. This causes the borrower's total monthly payment to increase, sometimes substantially, at the end of the initial interest-only period. A substantial number of loans in the Company’s insured transactions had been modified to extend the interest-only period to 15 years. Approximately 80% of the modified loans had reset to fully amortizing by the end of 2022, and most of the remaining loans will reset over the next several years.

Recently, the Company has observed the performance of the modified loans that have finally reset to full amortization (which represent the majority of extended loans), and noted low levels of delinquency, even with substantial increases in monthly payments. This observed performance lowers the level of uncertainty regarding this modified cohort as the remainder continue to reset.

When a second lien loan defaults, there is generally a low recovery. The Company assumed, as of December 31, 2022 and December 31, 2021, that it will generally recover 2% of future defaulting collateral at the time of charge-off, with additional amounts of post charge-off recoveries projected to come in over time. A second lien on the borrower’s home may be retained in the Company’s second lien transactions after the loan is charged off and the loss applied to the transaction, particularly in cases where the holder of the first lien has not foreclosed. If the second lien is retained and the value of the home increases, the servicer may be able to use the second lien to increase recoveries, either by arranging for the borrower to resume payments or by realizing value upon the sale of the underlying real estate. The Company evaluates its assumptions quarterly based on actual recoveries of charged-off loans observed from period to period and reasonable expectations of future recoveries. In instances where the Company is able to obtain information on the lien status of charged-off loans, it assumes there will be a certain level of future recoveries of the balance of the charged-off loans where the second lien is still intact. The Company’s recovery assumption for charged-off loans is 30%, as shown in the table below, based on observed trends and reasonable expectations of future recoveries. Such recoveries are assumed to be received evenly over the next five years. If the recovery rate decreases to 20% expected loss to be paid would increase from current projections by approximately $37 million. If the recovery rate increases to 40%, expected loss to be paid would decrease from current projections by approximately $37 million.

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

    In estimating expected losses, the Company modeled and probability weighted five scenarios, each with a different CDR curve applicable to the period preceding the return to the long-term steady state CDR. The Company believes that the level of the elevated CDR and the length of time it will persist and the ultimate prepayment rate are the primary drivers of the amount of losses the collateral will likely suffer.

The following table shows the range as well as the average, weighted by net par outstanding, for key assumptions used in the calculation of expected loss to be paid (recovered) for individual transactions for vintage 2004 - 2008 HELOCs.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Key Assumptions in Base Scenario Expected Loss Estimates
HELOCs

As of December 31, 2022	As of December 31, 2021
Range	Weighted Average	Range	Weighted Average
Plateau CDR	0.4%	–	8.4%	3.5%	6.5%	–	39.6%	16.4%
Final CDR trended down to	0.0%	–	0.4%	0.2%	1.0%
Liquidation rates:
Current but recently delinquent	20%	20%
30 – 59 Days Delinquent	30	30
60 – 89 Days Delinquent	40	40
90+ Days Delinquent	60	60
Bankruptcy	55	55
Foreclosure	55	55
Real Estate Owned	100	100
Loss severity on future defaults	98%	98%
Projected future recoveries on previously charged-off loans	30%	30%

The Company continues to evaluate the assumptions affecting its modeling results. The Company believes the most important driver of its projected second lien RMBS losses is the performance of its HELOC transactions.

The Company updated its assumptions related to the CDR plateau and ramp-down during the third quarter of 2022. The Company’s base scenario assumed a 36-month CDR plateau and a 12-month ramp-down (for a total stress period of 48 months), compared to a six-month CDR plateau and a 28-month ramp-down (for a total stress period of 34 months). The Company modeled scenarios with a longer period of elevated defaults and others with a shorter period of elevated defaults. In the Company’s most stressful scenario, increasing the CDR plateau to 42 months and increasing the ramp-down by four months to 16 months (for a total stress period of 58 months) would decrease the expected recovery by approximately $1 million for HELOC transactions. On the other hand, in the Company’s least stressful scenario, reducing the CDR plateau to 30 months and decreasing the length of the CDR ramp-down to eight months (for a total stress period of 38 months), and lowering the ultimate prepayment rate to 10% would increase the expected recovery by approximately $2 million for HELOC transactions.

Structured Finance Excluding U.S. RMBS

    The Company projected that its total net expected loss to be paid across its troubled structured finance exposures excluding U.S. RMBS as of December 31, 2022 was $44 million. The largest component of these structured finance losses were student loan securitizations issued by private issuers with $47 million in BIG net par outstanding. In general, the projected losses of these student loan securitizations are due to: (i) the poor credit performance of private student loan collateral and high loss severities; or (ii) high interest rates on auction rate securities with respect to which the auctions have failed. The Company also had exposure to troubled life insurance transactions with BIG net par of $40 million as of December 31, 2022.

Recovery Litigation and Dispute Resolution

    In the ordinary course of their respective businesses, certain of AGL’s subsidiaries are involved in litigation or other dispute resolution with third parties to recover insurance losses paid or return benefits received in prior periods or prevent or reduce losses in the future. The impact, if any, of these and other proceedings on the amount of recoveries the Company ultimately receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s financial statements.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Amounts presented in this note relate only to contracts accounted for as insurance, unless otherwise specified. See Note 6, Contracts Accounted for as Credit Derivatives, for amounts related to CDS and Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for amounts that are accounted for as consolidated FG VIEs.
Premiums

Accounting Policy

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

Premiums receivable represent the present value of contractual or expected future premium collections discounted using risk-free rates. Unearned premium reserve represents deferred premium revenue less claim payments made (net of recoveries received) that have not yet been recognized in the statement of operations (contra-paid). The following discussion relates to the deferred premium revenue component of the unearned premium reserve, while the contra-paid is discussed below under “Losses and Recoveries”.

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

When the Company adjusts prepayment assumptions or expected premium collections for obligations backed by homogeneous pools of assets, an adjustment is recorded to the deferred premium revenue, with a corresponding adjustment to premiums receivable. Premiums receivable are discounted at the risk-free rate at inception and such discount rate is updated only when changes to prepayment assumptions are made that change the expected date of final maturity. Accretion of the discount on premiums receivable is reported in “net earned premiums”.

The Company recognizes deferred premium revenue as earned premium over the contractual period or expected period of the contract in proportion to the amount of insurance protection provided. As premium revenue is recognized, a corresponding decrease to the deferred premium revenue is recorded. The amount of insurance protection provided is a function of the insured par amount outstanding. Accordingly, the proportionate share of premium revenue recognized in a given reporting period is a constant rate calculated based on the relationship between the insured par amounts outstanding in the reporting period compared with the sum of each of the insured par amounts outstanding for all periods. When an insured financial obligation is retired before its maturity, the financial guaranty insurance contract is extinguished, and any nonrefundable deferred premium revenue related to that contract is accelerated and recognized as premium revenue. The Company assesses the need for an allowance for credit loss on premiums receivables each reporting period.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Insurance Contracts’ Premium Information

Net Earned Premiums

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Financial guaranty insurance:
Scheduled net earned premiums	$287	$322	$334
Accelerations from refundings and terminations (1)	179	59	129
Accretion of discount on net premiums receivable	24	30	20
Financial guaranty insurance net earned premiums	490	411	483
Specialty net earned premiums	4	3	2
Net earned premiums	$494	$414	$485
____________________
(1)    2022 accelerations include $133 million related to the 2022 Puerto Rico Resolutions. See Note 3, Outstanding Exposure, for additional information.

Gross Premium Receivable, Net of Commissions Payable on Assumed Business
Roll Forward

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning of year	$1,372	$1,372	$1,286
Less: Specialty insurance premium receivable	1	1	2
Financial guaranty insurance premiums receivable	1,371	1,371	1,284
Gross written premiums on new business, net of commissions	356	369	462
Gross premiums received, net of commissions	(345)	(383)	(426)
Adjustments:
Changes in the expected term and debt service assumptions	2	6	(10)
Accretion of discount, net of commissions on assumed business	24	26	18
Foreign exchange gain (loss) on remeasurement	(111)	(22)	43
Expected recovery of premiums previously written off	—	4	—
Financial guaranty insurance premium receivable	1,297	1,371	1,371
Specialty insurance premium receivable	1	1	1
December 31,	$1,298	$1,372	$1,372

Approximately 74% and 78% of gross premiums receivable, net of commissions payable at December 31, 2022 and December 31, 2021, respectively, are denominated in currencies other than the U.S. dollar, primarily the pound sterling and euro.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The timing and cumulative amount of actual collections and net earned premiums may differ from those of expected collections and of expected net earned premiums in the table below due to factors such as foreign exchange rate fluctuations, counterparty collectability issues, accelerations, commutations, restructurings, changes in the consumer price index changes in expected lives and new business.

Financial Guaranty Insurance
Expected Future Premium Collections and Earnings

	As of December 31, 2022
	Future Premiums to be Collected (1)	Future Net Premiums to be Earned (2)
	(in millions)
2023 (January 1 - March 31)	$43	$69
2023 (April 1 - June 30)	32	69
2023 (July 1 - September 30)	25	69
2023 (October 1 - December 31)	29	68
Subtotal 2023	129	275
2024	92	260
2025	90	244
2026	87	229
2027	82	214
2028-2032	348	898
2033-2037	241	608
2038-2042	167	370
After 2042	352	521
Total	$1,588	3,619
Future accretion		293
Total future net earned premiums		$3,912
____________________
(1)    Net of assumed commissions payable.
(2)     Net of reinsurance.

Selected Information for Financial Guaranty Insurance Policies with Premiums Paid in Installments

	As of December 31,
	2022	2021
	(dollars in millions)
Premiums receivable, net of commissions payable	$1,297	$1,371
Deferred premium revenue	$1,663	$1,663
Weighted-average risk-free rate used to discount premiums	1.8%	1.6%
Weighted-average period of premiums receivable (in years)	12.9	12.7

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Policy Acquisition Costs

Roll Forward of Deferred Acquisition Costs

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning of year	$131	$119	$111
Costs deferred during the period	30	26	24
Costs amortized during the period	(14)	(14)	(16)
December 31,	$147	$131	$119

Losses and Recoveries

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

When a claim or LAE payment is made on a contract, it first reduces any recorded loss and LAE reserve. To the extent there is insufficient loss and LAE reserve on a contract, then such claim payment is recorded as contra-paid, which reduces the unearned premium reserve. The contra-paid is recognized in “loss and loss adjustment expenses (benefit)” in the consolidated statement of operations when and for the amount that total losses exceed the remaining deferred premium revenue on the insurance contract. “Loss and loss adjustment expenses (benefit)” in the consolidated statement of operations is presented net of cessions to reinsurers.

Salvage and Subrogation Recoverable

When the Company becomes entitled to the cash flow from the underlying collateral of, or other recoveries in relation to, an insured exposure under salvage and subrogation rights as a result of a claim payment or estimated future claim payment, it reduces the expected loss to be paid on the contract. Such reduction in expected loss to be paid can result in one of the

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
following: (i) a reduction in the corresponding loss and LAE reserve with a benefit to the consolidated statement of operations; (ii) no effect on the consolidated balance sheet or statements of operations, if total loss is not in excess of deferred premium revenue; or (iii) the recording of a salvage asset with a benefit to the consolidated statements of operations if the transaction is in a net recovery position at the reporting date. The ceded component of salvage and subrogation recoverable is reported in “other liabilities”.

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

Insurance Contracts’ Loss Information

Loss reserves and salvage are discounted at risk-free rates for U.S. dollar denominated financial guaranty insurance obligations that ranged from 3.82% to 4.69% with a weighted average of 4.15% as of December 31, 2022, and 0.0% to 1.98% with a weighted average of 1.02% as of December 31, 2021.

The following tables provide information on net reserve (salvage), which includes loss and LAE reserves and salvage and subrogation recoverable, both net of reinsurance.

Net Reserve (Salvage) by Sector

	As of December 31,
Sector	2022	2021
	(in millions)
Public finance:
U.S. public finance	$71	$60
Non-U.S. public finance	1	1
Public finance	72	61
Structured finance:
U.S. RMBS	(77)	(24)
Other structured finance	42	42
Structured finance	(35)	18
Total	$37	$79

Components of Net Reserve (Salvage)

	As of December 31,
	2022	2021
	(in millions)
Loss and LAE reserve	$296	$869
Reinsurance recoverable on unpaid losses (1)	(3)	(5)
Loss and LAE reserve, net	293	864
Salvage and subrogation recoverable	(257)	(801)
Salvage and subrogation reinsurance payable (2)	1	16
Salvage and subrogation recoverable, net	(256)	(785)
Net reserve (salvage)	$37	$79
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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
Financial Guaranty Insurance Contracts

As of December 31, 2022
(in millions)
Net expected loss to be paid (recovered) - financial guaranty insurance	$201
Contra-paid, net	23
Salvage and subrogation recoverable, net	256
Loss and LAE reserve - financial guaranty insurance contracts, net of reinsurance	(289)
Net expected loss to be expensed (present value)	$191

The following table provides a schedule of the expected timing of net expected losses to be expensed. The amount and timing of actual loss and LAE may differ from the estimates shown below due to factors such as accelerations, commutations, changes in expected lives and updates to loss estimates. This table excludes amounts related to FG VIEs, which are eliminated in consolidation.

Net Expected Loss to be Expensed
Financial Guaranty Insurance Contracts

As of December 31, 2022
(in millions)
2023 (January 1 - March 31)	$2
2023 (April 1 - June 30)	2
2023 (July 1 - September 30)	3
2023 (October 1 - December 31)	3
Subtotal 2023	10
2024	12
2025	13
2026	17
2027	15
2028-2032	61
2033-2037	43
2038-2042	8
After 2042	12
Net expected loss to be expensed	191
Future accretion	82
Total expected future loss and LAE	$273

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following table presents the loss and LAE (benefit) reported in the consolidated statements of operations by sector for insurance contracts. Amounts presented are net of reinsurance.

Loss and LAE (Benefit) by Sector

	Year Ended December 31,
Sector	2022	2021	2020
	(in millions)
Public finance:
U.S. public finance	$125	$(146)	$225
Non-U.S. public finance	—	(9)	5
Public finance	125	(155)	230
Structured finance:
U.S. RMBS	(112)	(69)	(34)
Other structured finance	3	4	7
Structured finance	(109)	(65)	(27)
Loss and LAE (benefit)	$16	$(220)	$203

In each of the years presented, the primary component of U.S. public finance loss and LAE (benefit) was Puerto Rico exposures.

The following tables provide information on financial guaranty insurance contracts categorized as BIG.

Financial Guaranty Insurance
BIG Transaction Loss Summary
As of December 31, 2022

	Gross				Net Total BIG
	BIG 1	BIG 2	BIG 3	Total BIG
	(dollars in millions)
Number of risks (1)	122	14	111	247	247
Remaining weighted-average period (in years)	11.3	8.7	7.6	9.8	9.8

Outstanding exposure:
Par	$3,363	$171	$2,318	$5,852	$5,835
Interest	2,177	77	894	3,148	3,144
Total (2)	$5,540	$248	$3,212	$9,000	$8,979

Expected cash outflows (inflows)	$128	$121	$1,771	$2,020	$2,008
Potential recoveries (3)	(294)	(79)	(1,364)	(1,737)	(1,725)
Subtotal	(166)	42	407	283	283
Discount	35	(13)	(104)	(82)	(82)
Expected losses to be paid (recovered)	$(131)	$29	$303	$201	$201

Deferred premium revenue	$170	$15	$160	$345	$345
Reserves (salvage)	$(174)	$21	$186	$33	$33

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

Reinsurance

    The Company assumes financial guaranty exposure (Assumed Financial Guaranty Business) from third-party insurers, primarily other monoline financial guaranty companies that currently are in runoff (Legacy Monoline Insurers). The Company’s Assumed Financial Guaranty Business represents $14.0 billion, or approximately 3.8%, of the Company’s total gross financial guaranty insured exposure of $370.2 billion, as measured by insured debt service, as of December 31, 2022.

The Company’s assumed reinsurance agreements with the Legacy Monoline Insurers are generally subject to termination at the option of the ceding company: (i) if the Company fails to meet certain financial and regulatory criteria; (ii) if the Company fails to maintain a specified minimum financial strength rating(s); or (iii) upon certain changes of control of the Company. Upon termination due to one of the above events, the Company typically would be required to return to the ceding company unearned premiums (net of ceding commissions) and loss reserves, calculated on a U.S. statutory basis, attributable to the Assumed Financial Guaranty Business (plus in certain cases, an additional required amount), after which the Company would be released from liability with respect to such business. As of December 31, 2022, if each third-party insurer ceding financial guaranty business to any of the Company’s insurance subsidiaries had a right to recapture such business, and chose to exercise such right, the aggregate amounts that AGC and AG Re could be required to pay to all such companies would be approximately $234 million and $34 million, respectively.

The Company also assumes specialty business at AGRO. AGRO’s assumed reinsurance agreements in respect of this specialty business generally require it to post collateral for the ceding insurer if AGRO fails to maintain a specified minimum financial strength rating. If S&P Global Ratings, a division of Standard & Poor’s Financial Services LLC (S&P) downgrades AGRO’s financial strength rating (currently “AA”) below “A-”, and A.M. Best Company, Inc. downgrades AGRO’s financial strength rating (currently “A+”) below “A-”, AGRO would be required to post, as of December 31, 2022, up to an estimated $12 million of collateral in respect of its assumed specialty business.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The Company cedes portions of its gross insured financial guaranty exposure (Ceded Financial Guaranty Business) to third-party insurers. This Ceded Financial Guaranty Business represents $221 million, or approximately 0.1%, of the Company’s total gross insured exposure of $370.2 billion, as measured by insured debt service, as of December 31, 2022. The Company also cedes $483 million of its $1.7 billion in gross insured specialty business.

In 2020, the Company reassumed $336 million in par, including $118 million in net par of Puerto Rico exposures, from its largest remaining legacy third-party financial guaranty reinsurer, resulting in a commutation gain of $38 million.

Effect of Reinsurance

The following table presents the components of premiums and losses reported in the consolidated statements of operations attributable to the Assumed and Ceded Businesses (both financial guaranty and specialty).

Effect of Reinsurance on Premiums Written, Premiums Earned and Loss and LAE (Benefit)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Premiums Written:
Direct	$377	$355	$453
Assumed (1)	(17)	22	1
Ceded (2)	—	—	13
Net	$360	$377	$467

Premiums Earned:
Direct	$469	$385	$448
Assumed	28	32	41
Ceded	(3)	(3)	(4)
Net	$494	$414	$485

Loss and LAE (benefit):
Direct (3)	$32	$(203)	$182
Assumed	(17)	5	24
Ceded	1	(22)	(3)
Net	$16	$(220)	$203
____________________
(1)    Negative assumed premiums written were due to terminations and changes in expected debt service schedules.
(2)     Positive ceded premiums written were due to commutations and changes in expected debt service schedules.
(3)     See Note 4, Expected Loss to be Paid (Recovered), for additional information on the economic loss development (benefit).

6.    Contracts Accounted for as Credit Derivatives

Amounts presented in this note relate only to contracts accounted for as derivatives. The Company’s credit derivatives (financial guaranty contracts that meet the definition of a derivative in accordance with GAAP) are primarily CDS and also include interest rate swaps.

Credit derivative transactions, including CDS, are governed by International Swaps and Derivatives Association, Inc. documentation and have certain characteristics that differ from financial guaranty insurance contracts. For example, the Company’s control rights with respect to a reference obligation under a CDS may be more limited than when the Company issues a financial guaranty insurance contract. In addition, there are more circumstances under which the Company may be obligated to make payments. Similar to a financial guaranty insurance contract, the Company would be obligated to pay if the obligor failed to make a scheduled payment of principal or interest in full. In certain credit derivative transactions, the Company also specifically agreed to pay if the obligor were to become bankrupt or if the reference obligation were restructured. Furthermore, in certain credit derivative transactions, the Company may be required to make a payment due to an event that is unrelated to the performance of the obligation referenced in the credit derivative. If events of default or termination events

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
specified in the credit derivative documentation were to occur, the non-defaulting or the non-affected party, which may be either the Company or the counterparty, depending upon the circumstances, may decide to terminate a credit derivative prior to maturity. In that case, the Company may be required to make a termination payment to its swap counterparty upon such termination. Absent such an event of default or termination event, the Company may not unilaterally terminate a credit derivative contract; however, the Company on occasion has mutually agreed with various counterparties to terminate certain CDS transactions.

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

Credit Derivative Net Par Outstanding and Fair Value

     The components of the Company’s credit derivative net par outstanding by sector are presented in the table below. The estimated remaining weighted average life of credit derivatives was 12.8 years and 13.2 years as of December 31, 2022 and December 31, 2021, respectively.
Credit Derivatives (1)

	As of December 31, 2022		As of December 31, 2021
Sector	Net Par Outstanding	Net Fair Value Asset (Liability)	Net Par Outstanding	Net Fair Value Asset (Liability)
	(in millions)
U.S. public finance	$1,175	$(79)	$1,705	$(72)
Non-U.S. public finance	1,565	(58)	1,800	(48)
U.S. structured finance	342	(22)	400	(32)
Non-U.S. structured finance	121	(3)	135	(2)
Total	$3,203	$(162)	$4,040	$(154)
____________________
(1)    Expected loss to be paid was $3 million as of December 31, 2022 and $5 million as of December 31, 2021.

Distribution of Credit Derivative Net Par Outstanding by Internal Rating

	As of December 31, 2022		As of December 31, 2021
Rating Category	Net Par Outstanding	% of Total	Net Par Outstanding	% of Total
	(dollars in millions)
AAA	$1,260	39.3%	$1,503	37.2%
AA	1,064	33.2	1,283	31.8
A	232	7.2	514	12.7
BBB	590	18.5	677	16.7
BIG	57	1.8	63	1.6
Credit derivative net par outstanding	$3,203	100.0%	$4,040	100.0%

Fair Value Gains (Losses) on Credit Derivatives

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Realized gains (losses) and other settlements	$(2)	$(3)	$(4)
Net unrealized gains (losses)	(9)	(55)	85
Fair value gains (losses) on credit derivatives	$(11)	$(58)	$81

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

CDS Spread on AGC (in basis points)

	As of
	December 31, 2022	December 31, 2021	December 31, 2020
Five-year CDS spread	63	49	132
One-year CDS spread	26	16	36

Fair Value of Credit Derivative Assets (Liabilities) and Effect of AGC Credit Spread

	As of
	December 31, 2022	December 31, 2021
	(in millions)
Fair value of credit derivatives before effect of AGC credit spread	$(207)	$(225)
Plus: Effect of AGC credit spread	45	71
Net fair value of credit derivatives	$(162)	$(154)

The fair value of CDS contracts as of December 31, 2022, before considering the benefit applicable to AGC’s credit spread, is a direct result of the relatively wider credit spreads under current market conditions compared to those at the time of underwriting for certain underlying credits with longer tenor.

7.    Investments and Cash

Accounting Policy

Fixed-maturity debt securities are classified as either available-for-sale or trading. All fixed-maturity securities are measured at fair value and reported on a trade-date basis. Unrealized gains and losses on available-for-sale fixed-maturity debt securities that are not associated with credit related factors are reported as a component of accumulated OCI (AOCI), net of deferred income taxes. Loss Mitigation Securities, which are a component of fixed-maturity debt securities, are accounted for based on their underlying investment type, excluding the effects of the Company’s insurance. Realized gains and losses on sales of available-for-sale fixed-maturity debt securities and credit losses are reported as a component of net income. Changes in fair value on trading fixed-maturity debt securities are reported as a component of net income.

Short-term investments, which are investments with a maturity of less than one year at time of purchase, are carried at fair value and include amounts deposited in certain money market funds.

Other invested assets primarily consist of equity method investments. The Company reports its interest in the earnings of equity method investments in “equity in earnings (losses) of investees” in the consolidated statement of operations. Certain equity method investments are reported on a lag because information is not received on a timely basis. The Company classifies distributions received from equity method investments using the cumulative earnings approach in the consolidated statements of cash flows. Under the cumulative earnings approach, distributions received up to the amount of cumulative equity in earnings recognized are treated as returns on investment within operating cash flows and those in excess of that amount are treated as returns of investment within investing cash flows. All distributions from equity method investments for which the Company elected the fair value option (FVO) are classified as investing activities.

AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not reported in “investments” on the consolidated balance sheets, but rather, such AssuredIM Funds are consolidated and reported in “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles”, with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable noncontrolling interests (NCI). See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for further information regarding the CIVs.

Cash consists of cash on hand, demand deposits for all entities, and cash and cash equivalents for consolidated AssuredIM Funds. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Net investment income primarily includes the income earned on fixed-maturity securities and short-term investments, including amortization of premiums and accretion of discounts. For mortgage-backed securities and any other securities for which there is prepayment risk, prepayment assumptions are evaluated quarterly and revised as necessary. For securities other than purchased credit deteriorated (PCD) securities, any necessary adjustments due to changes in effective yields and expected maturities are recognized in net investment income using the retrospective method.

Net realized investment gains (losses) include sales of investments, which are determined using the specific identification method, reductions to amortized cost of available-for-sale investments that have been written down due to the Company’s intent to sell them or it being more likely than not that the Company will be required to sell them, and the change in allowance for credit losses (including accretion).

For all securities that were originally purchased with credit deterioration, accrued interest is not separately presented, but rather is a component of the amortized cost of the instrument. For all other available-for-sale securities, a separate amount for accrued interest is reported in “other assets”.

Credit Losses

For fixed-maturity securities classified as available for sale for which a decline in the fair value below the amortized cost is due to credit related factors, an allowance is established for the difference between the estimated recoverable value and amortized cost with a corresponding charge to net realized investment gains (losses). The estimated recoverable value is the present value of cash flows expected to be collected, as determined by management. The allowance for credit losses is limited to the difference between amortized cost and fair value. The difference between fair value and amortized cost that is not associated with credit related factors is presented as a component of AOCI.

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

The allowance for credit losses and the corresponding charge to net realized investment gains (losses) may be reversed if conditions change, however, the allowance for credit losses is never reduced below zero. When the Company determines that all or a portion of a fixed-maturity security is uncollectible, the uncollectible amortized cost amount is written off with a corresponding reduction to the allowance for credit losses. If cash flows that were previously written off are collected, the recovery is recognized in net realized investment gains (losses).

PCD securities are defined as financial assets that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. An allowance for credit losses is established upon initial recognition for available-for-sale PCD securities. On the date of acquisition, the amortized cost of PCD securities is equal to the purchase price plus the allowance for credit losses, with no credit loss expense recognized in the consolidated statements of operations. After the date of acquisition, deterioration or improvement in credit will result in an increase or decrease, respectively to the allowance and an offsetting credit loss expense (or benefit). To measure this, the Company performs a discounted cash flow analysis. For PCD securities that are also beneficial interests, favorable or adverse changes in expected cash flows are recognized as a change in the allowance for credit losses. Changes in expected cash flows that are not captured through the allowance are reflected as a prospective adjustment to the security’s yield within net investment income.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The Company has elected to not measure credit losses on its accrued interest receivable and instead writes off accrued interest when it is six-months past due or on the date it is deemed uncollectible, if earlier. All write-offs of accrued interest are recorded as a reduction to net investment income in the consolidated statements of operations. For securities the Company intends to sell the amortized cost is written down to fair value with a corresponding charge to net realized investment gains (losses) if (1) it is more-likely-than-not that the Company will be required to sell before recovery of its amortized cost, and (2) the fair value of the security is below amortized cost. No allowance is established in these situations and any previously recorded allowance is reversed. The new cost basis is not adjusted for subsequent increases in estimated fair value.

Investment Portfolio

The investment portfolio consists of both externally and internally managed portfolios. The majority of the investment portfolio is managed by three outside managers and AssuredIM. The Company has established investment guidelines for its investment managers regarding credit quality, exposure to a particular sector and exposure to a particular obligor within a sector.

    The internally managed portfolio primarily consists of the Company’s investments in: (i) Loss Mitigation Securities; (ii) securities managed under an Investment Management Agreement (IMA) with AssuredIM; (iii) New Recovery Bonds and CVIs received in connection with the consummation of the 2022 Puerto Rico Resolutions and (iv) other investments including certain fixed-maturity and short-term securities and equity method investments. Equity method investments primarily consist of generally less liquid alternative investments including: an investment in renewable and clean energy and private equity funds. The Company had unfunded commitments of $78 million as of December 31, 2022 related to certain of the Company’s alternative investments, other than AssuredIM Funds.

Investment Portfolio
Carrying Value

	As of December 31,
	2022	2021
	(in millions)
Fixed-maturity securities, available-for-sale (1):
Externally managed	$5,519	$6,843
Loss Mitigation Securities and other	705	818
AssuredIM managed	537	541
Fixed-maturity securities - Puerto Rico New Recovery Bonds (2)	358	—
Fixed-maturity securities, trading - Puerto Rico CIVs (2)	303	—
Short-term investments (3)	810	1,225
Other invested assets:
Equity method investments	123	169
Other	10	12
Total	$8,365	$9,608
____________________
(1)    7.4% and 7.5% of fixed-maturity securities were rated BIG as of December 31, 2022 and December 31, 2021, respectively, consisting primarily of Loss Mitigation Securities. 5.9% and 0.9% were not rated, as of December 31, 2022 and December 31, 2021, respectively.
(2)    These securities are not rated.
(3)     Weighted average credit rating of AAA as of both December 31, 2022 and December 31, 2021, based on the lower of the Moody’s Investors Service, Inc. (Moody’s) and S&P classifications.

The U.S. Insurance Subsidiaries, through their jointly-owned investment subsidiary, AGAS, are authorized to invest up to $750 million in AssuredIM Funds. Adding distributed gains from inception through December 31, 2022, the U.S. Insurance Subsidiaries may invest a total of up to $810 million in AssuredIM Funds through AGAS. As of December 31, 2022, the U.S. Insurance Subsidiaries had total commitments to AssuredIM Funds of $755 million, of which $536 million represented net invested capital and $219 million was undrawn. This capital was committed to several funds, each dedicated to a single strategy, including CLOs, asset-based finance, and healthcare structured capital. As of December 31, 2022 and December 31, 2021, the fair value of AGAS’ interest in AssuredIM Funds was $569 million and $543 million, respectively.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
AssuredIM Funds, in which AGAS (primarily) and other subsidiaries invest, and where the Company has been deemed to be the primary beneficiary, are not reported in “investments” on the consolidated balance sheets, but rather, such AssuredIM Funds are consolidated and reported in “assets of consolidated investment vehicles” and “liabilities of consolidated investment vehicles,” with the portion not owned by AGAS and other subsidiaries presented as either redeemable or non-redeemable noncontrolling interests. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Accrued investment income was $71 million and $69 million as of December 31, 2022 and December 31, 2021, respectively. In 2022, 2021 and 2020, the Company did not write off any accrued investment income.

Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2022

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	45%	$3,509	$(14)	$37	$(138)	$3,394	A
U.S. government and agencies	2	118	—	1	(8)	111	AA+
Corporate securities (3)	31	2,387	(6)	2	(299)	2,084	A
Mortgage-backed securities (4):
RMBS	5	418	(19)	3	(62)	340	BBB
Commercial mortgage-backed securities (CMBS)	4	282	—	—	(11)	271	AAA
Asset-backed securities:
CLOs	6	449	—	—	(21)	428	A+
Other	5	423	(26)	22	(26)	393	CCC+
Non-U.S. government securities	2	121	—	—	(23)	98	AA-
Total available-for-sale fixed-maturity securities	100%	$7,707	$(65)	$65	$(588)	$7,119	A

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Available-for-Sale Fixed-Maturity Securities by Security Type
As of December 31, 2021

Security Type	Percent of Total (1)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Credit Rating (2)
	(dollars in millions)
Obligations of state and political subdivisions	43%	$3,386	$(12)	$290	$(4)	$3,660	AA-
U.S. government and agencies	2	123	—	7	(2)	128	AA+
Corporate securities (3)	32	2,516	(1)	111	(21)	2,605	A
Mortgage-backed securities (4):
RMBS	6	454	(17)	24	(24)	437	BBB+
CMBS	4	332	—	14	—	346	AAA
Asset-backed securities:
CLOs	6	457	—	1	—	458	AA-
Other	5	420	(12)	26	(2)	432	CCC+
Non-U.S. government securities	2	134	—	5	(3)	136	AA-
Total available-for-sale fixed-maturity securities	100%	$7,822	$(42)	$478	$(56)	$8,202	A+
____________________
(1)Based on amortized cost.
(2)    Ratings represent the lower of the Moody’s and S&P classifications, except for Loss Mitigation Securities and certain other securities, which use internal ratings classifications. The Company’s portfolio primarily consists of high-quality, liquid instruments. New Recovery Bonds received in connection with the consummation of the 2022 Puerto Rico Resolutions are not rated.
(3)    Includes securities issued by taxable universities and hospitals.
(4)    U.S. government-agency obligations were approximately 30% of mortgage-backed securities as of December 31, 2022 and 31% as of December 31, 2021, based on fair value.

Gross Unrealized Loss by Length of Time
for Available-for-Sale Fixed-Maturity Securities for Which a Credit Loss was Not Recorded
As of December 31, 2022

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(dollars in millions)
Obligations of state and political subdivisions	$1,763	$(79)	$163	$(56)	$1,926	$(135)
U.S. government and agencies	32	—	52	(8)	84	(8)
Corporate securities	1,276	(95)	519	(147)	1,795	(242)
Mortgage-backed securities:
RMBS	147	(9)	3	(1)	150	(10)
CMBS	270	(11)	—	—	270	(11)
Asset-backed securities:
CLOs	171	(7)	250	(14)	421	(21)
Other	27	(2)	—	—	27	(2)
Non-U.S. government securities	65	(10)	30	(13)	95	(23)
Total	$3,751	$(213)	$1,017	$(239)	$4,768	$(452)
Number of securities (1)		1,340		466		1,776

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

The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2022 and December 31, 2021 were not related to credit quality, and in the case of 2022, were primarily attributable to rising interest rates. As of December 31, 2022, the Company did not intend to and was not required to sell investments in an unrealized loss position prior to expected recovery in value. As of December 31, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, 567 securities had unrealized losses in excess of 10% of their carrying value, whereas as of December 31, 2021, 23 securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $329 million as of December 31, 2022 and $6 million as of December 31, 2021.

The amortized cost and estimated fair value of available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2022 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Distribution of Available-for-Sale Fixed-Maturity Securities by Contractual Maturity
As of December 31, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$290	$282
Due after one year through five years	1,713	1,585
Due after five years through 10 years	1,778	1,667
Due after 10 years	3,226	2,974
Mortgage-backed securities:
RMBS	418	340
CMBS	282	271
Total	$7,707	$7,119

    Based on fair value, investments and other assets that are either held in trust for the benefit of third-party ceding insurers in accordance with statutory requirements, placed on deposit to fulfill state licensing requirements, or otherwise pledged or restricted totaled $222 million as of December 31, 2022 and $243 million as of December 31, 2021. The investment

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
portfolio also contains securities that are held in trust by certain AGL subsidiaries or otherwise restricted for the benefit of other AGL subsidiaries in accordance with statutory and regulatory requirements in the amount of $1,169 million and $1,231 million based on fair value as of December 31, 2022 and December 31, 2021, respectively.

No material investments of the Company were non-income producing during the twelve months period ending December 31, 2022. There were no investments that were non-income producing during the twelve months period ending December 31, 2021.

Income from Investments

Net investment income is a function of the yield that the Company earns on available-for-sale fixed-maturity securities and short-term investments, and the size of such portfolio. The investment yield is a function of market interest rates at the time of investment as well as the type, credit quality and maturity of the securities in this portfolio.

Puerto Rico CVIs in the investment portfolio are classified as trading. Equity in earnings (losses) of investees represents the Company’s interest in the earnings of its equity method investments.

Income from Investments

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Investment income:
Externally managed	$189	$204	$231
Loss Mitigation Securities and other	63	55	65
Managed by AssuredIM (1)	22	16	8
Investment income	274	275	304
Investment expenses	(5)	(6)	(7)
Net investment income	$269	$269	$297

Fair value gains (losses) on trading securities (2)	$(34)	$—	$—
Equity in earnings (losses) of investees	$(39)	$94	$27
____________________
(1)    Represents interest income on a portfolio of CLOs and municipal bonds managed by AssuredIM under an IMA.
(2)    Fair value losses on trading securities pertaining to securities still held as of December 31, 2022 were $29 million for 2022.

Realized Investment Gains (Losses)

    The table below presents the components of net realized investment gains (losses).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Net Realized Investment Gains (Losses)

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Gross realized gains on sales of available-for-sale securities	$3	$20	$27
Gross realized losses on sales of available-for-sale securities (1)	(45)	(5)	(5)
Net foreign currency gains (losses)	(4)	2	6
Change in the allowance for credit losses and intent to sell (2)	(21)	(7)	(17)
Other net realized gains (losses) (3)	11	5	7
Net realized investment gains (losses)	$(56)	$15	$18
____________________
(1)2022 related primarily to sales of New Recovery Bonds received as part of the 2022 Puerto Rico Resolutions.
(2)    Change in allowance for credit losses in 2022 and 2021 was primarily due to Loss Mitigation Securities. COVID-19 pandemic restrictions contributed to the increase in the allowance for credit losses in 2020.
(3)    Net realized gains in 2022 related primarily to the sale of one of the Company’s alternative investments.

The following table presents the roll forward of allowance for the credit losses on available-for-sale fixed-maturity securities.

Roll Forward of Allowance for Credit Losses
for Available-for-Sale Fixed-Maturity Securities

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Balance, beginning of period	$42	$78	$—
Effect of adoption of accounting guidance on credit losses on January 1, 2020	—	—	62
Additions for securities for which credit losses were not previously recognized	7	4	1
Additions for purchases of securities accounted for as purchased financial assets with credit deterioration	2	—	—
Additions (reductions) for securities for which credit losses were previously recognized	14	2	15
Reductions for securities sold and other settlements	—	(42)	—
Balance, end of period	$65	$42	$78

The Company recorded $21 million, $6 million and $16 million in credit loss expense for the years ended December 31, 2022, 2021 and 2020, respectively. During the 2022, the Company purchased a Loss Mitigation Security with a fair value of $22 million that was accounted for as a PCD security. At acquisition, this security had an unpaid principal on remaining collateral of $31 million, an allowance for credit losses of $2 million, and a non-credit related discount of $7 million. The Company did not purchase any other securities with credit deterioration during the periods presented. As of December 31, 2022 and 2021, the majority of allowance for credit losses relates to Loss Mitigation Securities.

Equity in Earnings (Losses) of Investees

Equity in Earnings (Losses) of Investees

	Year Ended December 31,
	2022	2021	2020
	(in millions)
AssuredIM Funds	$2	$30	$14
Other	(41)	64	13
Total equity in earnings (losses) of investees (1)	$(39)	$94	$27
____________________
(1)    Includes $36 million, and $14 million for the year ended December 31, 2021 and 2020, respectively, related to fair value gains on investments at FVO using net asset value (NAV), as a practical expedient.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Dividends received from equity method investments were $10 million, $15 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively.

    The table below presents summarized financial information for equity method investments that meet, in aggregate, the requirements for reporting summarized disclosures. Amounts in the table below represent amounts reported in the consolidated financial statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020. The financial statements for the majority of these equity method investments are reported on a lag.

Aggregate Equity Investments’
Summarized Balance Sheet Data

	As of December, 31
	2022	2021
	(in millions)
Total assets	$697	$1,543
Total liabilities	76	412
Total equity	621	1,131

Aggregate Equity Investments’
Summarized Statement of Operations Data

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Total revenues	$(315)	$548	$225
Total expenses	49	64	84
Net income (loss)	(364)	484	141

8.     Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles

Accounting Policy

    The types of entities that the Company assesses for consolidation principally include: (i) financial guaranty variable interest entities which include entities whose debt obligations the insurance subsidiaries insure in its financial guaranty business, and Puerto Rico Trusts, and (ii) investment vehicles in which AGAS has a variable interest and which AssuredIM manages (including CLOs that are collateralized financing entities (CFEs), CLO warehouses and AssuredIM Funds). For each of these types of entities, the Company first determines whether the entity is a VIE or a voting interest entity (VOE) which involves assessing, amongst other conditions, whether the equity investment at risk is sufficient to cover the entity’s expected losses and whether the holders of the equity investment at risk (as a group) have substantive voting rights.

For entities determined to be a VIE, and for which the Company has a variable interest, the Company assesses whether it is the primary beneficiary of the VIE at the time it becomes involved with an entity and continuously reassesses whether it is the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers all facts and circumstances, including an evaluation of economic interests in the VIE held directly and indirectly through related parties and entities under common control. The Company is the primary beneficiary of a VIE when it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

If the Company concludes that it is the primary beneficiary of the VIE, it consolidates the VIE in the Company’s consolidated financial statements. If, as part of its continual reassessment of the primary beneficiary determination, the Company concludes that it is no longer the primary beneficiary of a VIE, the Company deconsolidates the VIE and recognizes the impact of that change on the consolidated financial statements. If the entity being evaluated for consolidation is not initially determined to be a VIE (or, later, if a significant event occurs that causes an entity to no longer qualify as a VIE), then the entity would be a VOE. Consolidation generally is required when the Company, directly or indirectly, has a controlling financial interest of the VOE being assessed.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
FG VIEs

For structured finance and certain other FG VIEs, the Company elected the FVO for all assets and liabilities. Upon initial adoption of the accounting guidance for VIEs in 2010, the Company elected to fair value its structured finance and other FG VIE assets and liabilities as the carrying amount transition method was not practical. To allow for consistency in the accounting for its consolidated structured finance and other FG VIE assets and liabilities, the Company elected the FVO for structured finance and other FG VIEs that it has subsequently consolidated. For the Puerto Rico Trusts described below, the assets primarily include fixed-maturity debt securities that are carried at fair value and the Company elected the FVO for the Puerto Rico Trusts’ liabilities in order to simplify the accounting for these instruments.

The change in fair value of FG VIEs’ assets and liabilities is reported in “fair value gains (losses) on FG VIEs” in the consolidated statement of operations, except for (i) the change in fair value attributable to change in instrument-specific credit risk (ISCR) on FG VIEs’ liabilities, and (ii) unrealized gains and losses on the New Recovery Bonds in the Puerto Rico Trusts, which are reported OCI. Interest income and interest expense are derived from the trustee reports and also included in “fair value gains (losses) on FG VIEs.” Investment income on the New Recovery Bonds and changes in fair value on the CVIs in the Puerto Rico Trusts are all reported in “fair value gains (losses) on FG VIEs” on the consolidated statement of operations.

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

The Company has limited contractual rights to obtain the financial records of its consolidated structured finance and other FG VIEs. The structured finance and other FG VIEs do not prepare separate GAAP financial statements; therefore, the Company compiles the FG VIE GAAP financial information based on trustee reports prepared by and received from third parties. Such trustee reports are not available to the Company until approximately 30 days after the end of any given period. The time required to perform adequate reconciliations and analyses of the information in these trustee reports results in a one quarter lag in reporting the structured finance and other FG VIEs’ activities. As a result of the lag in reporting structured finance and other FG VIEs, cash and short-term investments do not reflect cash outflows to the holders of the debt issued by the structured finance and other FG VIEs for claim payments made by the Company’s insurance subsidiaries to the consolidated structured finance and other FG VIEs until the subsequent reporting period.

The cash flows generated by the FG VIEs’ assets, except for interest income, are classified as cash flows from investing activities. Paydowns of FG VIEs’ liabilities are supported by the cash flows generated by FG VIEs’ assets and, for liabilities with recourse, possibly claim payments made by AGM or AGC under their financial guaranty insurance contracts. Paydowns of FG VIEs’ liabilities both with and without recourse are classified as cash flows used in financing activities. Interest income, interest expense and other expenses of the FG VIEs’ assets and liabilities are classified as operating cash flows. Claim payments made by AGM and AGC under the financial guaranty contracts issued to the FG VIEs are eliminated upon consolidation and therefore such claim payments are treated as paydowns of FG VIEs’ liabilities and as a financing activity as opposed to an operating activity.

The Company’s exposure provided through its financial guaranties with respect to debt obligations of FG VIEs is included within net par outstanding in Note 3, Outstanding Exposure.

CIVs

CIVs consist of certain AssuredIM Funds, CLOs and CLO warehouses in which the Company is the primary beneficiary. The consolidated AssuredIM Funds are investment companies for accounting purposes and therefore account for their underlying investments at fair value. The consolidated CLOs are CFEs, and therefore, the debt issued by, and loans held by, the consolidated CLOs are measured under the FVO using the CFE practical expedient. The assets and liabilities of consolidated CLO and CLO warehouses managed by AssuredIM (collectively, the consolidated CLOs) are also reported at fair value. Changes in the fair value of assets and liabilities of CIVs, interest income and interest expense are reported in “fair value gains (losses) on consolidated investment vehicles” in the consolidated statements of operations. Interest income from CLO assets is recorded based on contractual rates. Certain AssuredIM private equity funds and CLO warehouses, whose financial statements are not prepared in time for the Company’s periodic reporting, are reported on a lag.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Upon consolidation of an AssuredIM Fund, the Company records NCI for the portion of each fund owned by employees and any third-party investors. Mandatorily redeemable NCI is classified as a liability. NCI that is redeemable outside of the control of the Company is classified as temporary equity or redeemable noncontrolling interests, and non-redeemable NCI is presented within shareholders’ equity in the consolidated balance sheets. Amendments to redemption features may result in reclassifications between permanent equity, temporary equity and liability.

Investment transactions in the consolidated AssuredIM Funds are recorded on a trade/contract date basis. Money market funds in consolidated AssuredIM Funds are classified as cash equivalents and carried at cost, consistent with those funds’ separately issued financial statements, and therefore the Company has included these amounts in the total amount of cash and cash equivalents on the consolidated statements of cash flows. Cash flows of the CIVs attributable to such entities’ investment purchases and dispositions, as well as operating expenses of the investment vehicles, are presented as cash flows from operating activities in the consolidated statements of cash flows. Borrowings under credit facilities, debt issuances and repayments, and capital cash flows to and from investors are presented as financing activities, consistent with investment company guidelines.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
insurance subsidiaries are considered to be without recourse, because the payment of principal and interest of these liabilities is wholly dependent on the performance of the FG VIEs’ assets.

Number of Consolidated
Structured Finance and Other FG VIEs

	Year Ended December 31,
	2022	2021	2020

Beginning of year	25	25	27
Consolidated	2	1	2
Deconsolidated	(2)	(1)	(2)
Matured	—	—	(2)
December 31	25	25	25

Puerto Rico Trusts

As of December 31, 2022, the Company consolidated 45 custodial trusts established as part of the 2022 Puerto Rico Resolutions (Puerto Rico Trusts) discussed in Note 3, Outstanding Exposure, Exposures to Puerto Rico. During 2022, the Company consolidated 48 and deconsolidated three Puerto Rico Trusts. With respect to certain insured securities covered by the 2022 Puerto Rico Resolutions, insured bondholders were permitted to elect to receive custody receipts that represent an interest in the legacy insurance policy plus cash, New Recovery Bonds and/or CVIs that constitute distributions under the 2022 Puerto Rico Resolutions. (At least one separate custodial trust was set up for each legacy insured bond, and the trusts are deconsolidated as each is paid off.) For those who made this election, distributions of Plan Consideration are immediately passed through to insured bondholders under the custody receipts to the extent of any cash or proceeds of new securities held in the custodial trust and are applied to make payments and/or prepayments of amounts due under the legacy insured bonds. The Company’s insurance policy continues to guarantee principal and interest coming due on the legacy insured bonds in accordance with the terms of such insurance policy on the originally scheduled legacy bond interest and principal payment dates to the extent that distributions of Plan Consideration are insufficient to pay or prepay such amounts after giving effect to the distributions described in the immediately preceding sentence. In the case of insured bondholders who elected to receive custody receipts, the Company retains the right to satisfy its obligations under the insurance policy with respect to the related legacy insured bonds at any time thereafter, with 30 days’ notice, by paying 100% of the then outstanding principal amount of insured bonds plus accrued interest. The Company consolidated the Puerto Rico Trusts as its insurance subsidiaries are deemed to be the primary beneficiary given their power to collapse these trusts.

The assets within the Puerto Rico Trusts are classified as follows: New Recovery Bonds as available-for-sale securities ($204 million fair value and $204 million amortized cost as of December 31, 2022) and CVIs as trading securities ($5 million fair value as of December 31, 2022 and $1 million fair value losses on trading securities for 2022). As of December 31, 2022, the available-for-sale securities had gross unrealized gains of $4 million and gross unrealized losses of $4 million. Fourteen securities in the Puerto Rico Trusts were in a gross unrealized loss position totaling $4 million and had a fair value of $110 million. All of these securities were in a continuous unrealized loss position for less than 12 months. The Company considered the credit quality, cash flows, interest rate movements, ability to hold a security to recovery and intent to sell a security in determining whether a security had a credit loss. The Company has determined that the unrealized losses recorded as of December 31, 2022 were primarily attributable to rising interest rates, rather than credit quality. As of December 31, 2022, the Company did not intend to and was not required to sell these investments prior to an expected recovery in value. As of December 31, 2022, of the securities in an unrealized loss position for which an allowance for credit loss was not recorded, eight securities had unrealized losses in excess of 10% of their carrying value. The total unrealized loss for these securities was $3 million as of December 31, 2022.

The amortized cost and estimated fair value of available-for-sale New Recovery Bonds by contractual maturity as of December 31, 2022 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
New Recovery Bonds in FG VIEs’ Assets
Distribution by Contractual Maturity
As of December 31, 2022

	Amortized Cost	Estimated Fair Value
	(in millions)
Due within one year	$1	$1
Due after one year through five years	6	5
Due after five years through 10 years	41	41
Due after 10 years	156	157
Total	$204	$204

Components of FG VIE Assets and Liabilities

Net fair value gains and losses on FG VIEs are expected to reverse to zero by maturity of the FG VIEs’ debt, except for net premiums received and net claims paid by the insurance subsidiaries under the financial guaranty insurance contracts. The Company’s estimate of expected loss to be paid (recovered) for FG VIEs is included in Note 4, Expected Loss to be Paid (Recovered).

The table below shows the carrying value of FG VIEs’ assets and liabilities, segregated by type of collateral.

Consolidated FG VIEs by Type of Collateral

	As of December 31,
	2022	2021
	(in millions)
FG VIEs’ assets:
U.S. RMBS first lien	$167	$221
U.S. RMBS second lien	30	39
Puerto Rico Trusts’ assets (includes $209 million at fair value) (1)	212	—
Other	7	—
Total FG VIEs’ assets	$416	$260
FG VIEs’ liabilities with recourse:
U.S. RMBS first lien	$176	$227
U.S. RMBS second lien	24	42
Puerto Rico Trusts’ liabilities	495	—
Other	7	—
Total FG VIEs’ liabilities with recourse	$702	$269
FG VIEs’ liabilities without recourse:
U.S. RMBS first lien	$13	$20
Total FG VIEs’ liabilities without recourse	$13	$20
____________________
(1)    Includes $2 million of cash.

The change in the ISCR of the FG VIEs’ assets for which the Company elected the FVO (FG VIEs’ assets at FVO) held as of December 31, 2022, 2021 and 2020 that was reported in the consolidated statements of operations for 2022, 2021 and 2020 were gains of $10 million, $14 million and $6 million, respectively. The ISCR amount is determined by using expected cash flows at the original date of consolidation, discounted at the effective yield, less current expected cash flows discounted at that same original effective yield.

The inception-to-date change in fair value of the FG VIEs’ liabilities with recourse (all of which are measured at fair value under the FVO) attributable to the ISCR is calculated by holding all current period assumptions constant for each security and isolating the effect of the change in the insurance subsidiaries’ CDS spread from the most recent date of consolidation to the current period.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Selected Information for FG VIEs’ Assets and Liabilities
Measured under the FVO

	As of December 31,
	2022	2021
	(in millions)
Excess of unpaid principal over fair value of:
FG VIEs’ assets	$265	$255
FG VIEs’ liabilities with recourse	21	12
FG VIEs’ liabilities without recourse	15	15
Unpaid principal balance for FG VIEs’ assets that were 90 days or more past due	34	52
Unpaid principal for FG VIEs’ liabilities with recourse (1)	723	281
____________________
(1)    FG VIEs’ liabilities with recourse will mature at various dates ranging from 2023 through 2041.

CIVs

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

Number of Consolidated CIVs by Type

	As of December 31,
CIV Type	2022	2021
Funds	8	8
CLOs	10	9
CLO warehouses	4	3
Total number of consolidated CIVs (1)	22	20
____________________
(1)    As of December 31, 2022, two CIVs were VOEs and as of December 31, 2021 one CIV was a VOE. Certain funds meet the criteria for a VOE because the Company possesses substantially all of the economics and all of the decision-making authority.

The table below summarizes the change in the number of consolidated CIVs during each of the periods. During 2022, 2021 and 2020, two, five and two, respectively, consolidated CLO warehouses became CLOs.

Roll Forward of Number of Consolidated CIVs

	Year Ended December 31,
	2022	2021	2020
Beginning of year	20	11	4
Consolidated	4	10	7
Deconsolidated (1)	(2)	(1)	—
December 31	22	20	11
____________________
(1)    During 2022 the Company deconsolidated a CLO with assets and liabilities of $417 million.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
In the fourth quarter of 2021, an AssuredIM Fund secured additional capital commitments, triggering a reconsideration of the Company’s previous conclusion not to consolidate that AssuredIM Fund (the Fund). As a result of the reconsideration, the Company concluded that it became the Fund’s primary beneficiary, as the dilution of the Fund’s lead investor’s interest caused that investor to lose its substantive ability to dissolve the Fund and remove the Company as the Fund’s general partner. Accordingly, the Company consolidated the Fund and recognized a gain on consolidation of $31 million in 2021. Total assets and liabilities at the time of consolidation were $273 million and $33 million, respectively. In addition, the consolidation resulted in an NCI of $89 million at the time of consolidation. There were no other gains or losses on consolidation or deconsolidation during the periods presented.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Assets and Liabilities of CIVs

	As of December 31,
	2022	2021
	(in millions)
Assets:
Fund assets:
Cash and cash equivalents	$59	$64
Fund investments, at fair value:
Equity securities and warrants	434	252
Obligations of state and political subdivisions	—	101
Corporate securities	96	98
Structured products	128	62
Due from brokers and counterparties	—	49
Other	1	1
CLO and CLO warehouse assets:
Cash	38	156
CLO investments:
Loans in CLOs, FVO	4,202	3,913
Loans in CLO warehouses, FVO	368	331
Short-term investments, at fair value	135	145
Due from brokers and counterparties	32	99
Total assets (1)	$5,493	$5,271
Liabilities:
CLO obligations, FVO (2)	$4,090	$3,665
Warehouse financing debt, FVO (3)	313	126
Securities sold short, at fair value	—	41
Due to brokers and counterparties	112	570
Other liabilities	110	34
Total liabilities	$4,625	$4,436
____________________
(1)    Includes investments in AssuredIM Funds and other affiliated entities of $392 million and $223 million as of December 31, 2022 and December 31, 2021, respectively. Includes assets and liabilities of voting interest entities as of December 31, 2022 of $58 million and $1 million, respectively, and assets of $12 million as of December 31, 2021.
(2)     The weighted average maturity of CLO obligations was 6.2 years as of December 31, 2022 and 6.6 years as of December 31, 2021. The weighted average interest rate of CLO obligations was 5.3% as of December 31, 2022 and 1.8% for December 31, 2021. CLO obligations will mature at various dates from 2034 to 2035.
(3)    The weighted average maturity of warehouse financing debt of CLO warehouses was 1.9 years as of December 31, 2022 and 1.8 years as of December 31, 2021. The weighted average interest rate of warehouse financing debt of CLO warehouses was 4.5% as of December 31, 2022 and 1.1% as of December 31, 2021. Warehouse financing debt will mature at various dates from 2023 to 2031.

The “equity securities and warrants” category in the table above includes $127 million as of December 31, 2022 related to a consolidated feeder’s investment in a municipal master fund that was unwound in January 2023 based on the December 31, 2022 valuation. On January 31, 2023 the fund distributed substantially all of its available cash to AGAS and other investors in the fund. Other liabilities in the table above includes redeemable NCI as described below.

As of December 31, 2022, the CIVs had commitments to invest of $424 million.

As of December 31, 2022 and December 31, 2021, the CIVs included derivative contracts with notional amounts totaling $46 million and $49 million, respectively, and average notional amounts of $47 million and $34 million, respectively. The fair value of derivative contracts is reported in the “assets of CIVs” or “liabilities of CIVs” in the consolidated balance sheets. The net change in fair value is reported in “fair value gains (losses) on CIVs” in the consolidated statements of operations. The net change in fair value of derivative contracts were gains of $3 million in 2022.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

As of December 31, 2022, these credit facilities had varying maturities ranging from 2023 to 2031 with the aggregate principal amount not exceeding $1.6 billion. The available commitments were based on the amount of equity contributed to the warehouse which was $377 million. As of December 31, 2022, $284 million was drawn under credit facilities with interest rates ranging from 3-month SOFR plus 150 basis points (bps) to 3-month Euro InterBank Offered Rate (Euribor) plus 200 bps (with a floor on Euribor of zero). The CLO warehouses were in compliance with all financial covenants as of December 31, 2022.

As of December 31, 2022, a consolidated healthcare fund was a party to a credit facility (jointly with another healthcare fund that was not consolidated) with a maturity date of December 29, 2023 with the aggregate principal amount not to exceed $110 million jointly and $71 million individually for the consolidated healthcare fund. The available commitment was based on the capital committed to the funds. As of December 31, 2022, $58 million was drawn by the consolidated fund under the credit facility with an interest rate of Prime (with a Prime floor of 3%). The fund was in compliance with all financial covenants as of December 31, 2022.

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

Redeemable NCI in CIVs

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning balance	$22	$21	$7
Net income (loss) attributable to the redeemable NCI	(1)	1	(1)
Reallocation of ownership interests	—	—	(10)
Reclassification to liabilities as mandatorily redeemable NCI (1)	(21)	—	—
Contributions	21	—	25
Distributions	(21)	—	—
December 31,	$—	$22	$21
____________________
(1)    Included in “liabilities of consolidated investment vehicles” on the consolidated balance sheets. On January 31, 2023 this liability has been substantially paid.

Other Consolidated VIEs

    In certain instances where the Company consolidates a VIE that was established as part of a loss mitigation negotiated settlement that results in the termination of the obligations under the original financial guaranty insurance or insured credit derivative contract, the Company classifies the assets and liabilities of that VIE in the line items that most accurately reflect the nature of such assets and liabilities, as opposed to within FG VIEs’ assets and FG VIEs’ liabilities. The largest of these VIEs had assets of $86 million and liabilities of $12 million as of December 31, 2022 and assets of $96 million and liabilities of $11 million as of December 31, 2021, primarily reported in “investments” and “credit derivative liabilities” on the consolidated balance sheets.

Non-Consolidated VIEs

    As described in Note 3, Outstanding Exposure, the Company monitors all policies in the insured portfolio. Of the approximately 15 thousand policies monitored as of December 31, 2022, approximately 14 thousand policies are not within the

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
scope of FASB Accounting Standards Codification (ASC) 810 because these financial guaranties relate to the debt obligations of governmental organizations or financing entities established by a governmental organization. The majority of the remaining policies involve transactions where the Company is not deemed to currently have control over the FG VIEs’ most significant activities. With respect to structured finance and other FG VIEs, as of December 31, 2022 and 2021, the Company identified 85 and 69 policies, respectively, that contain provisions and experienced events that may trigger consolidation. See above for information on VIEs that were consolidated based on management’s assessment of these potential triggers or events.

    The Company manages funds and CLOs that have been determined to be VIEs in which the Company concluded that it is not the primary beneficiary because it lacks a controlling financial interest. As such, the Company does not consolidate these entities. The Company’s equity interests in these entities are reported in “other invested assets” on the consolidated balance sheets. The maximum exposure to loss is limited to the Company’s investment in equity interests (which is less than $1 million as of both December 31, 2022 and 2021) as well as foregone future management and performance fees. See Note 10, Asset Management Fees, for earnings and receivables from managing funds and CLOs. See Note 16, Related Party Transactions, for other receivables from and payables to AssuredIM funds.

9.    Fair Value Measurement

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

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality, the Company’s creditworthiness and constraints on liquidity. As markets and products develop and the pricing for certain products becomes more or less transparent, the Company may refine its methodologies and assumptions. During 2022, no changes were made to the Company’s valuation models that had or are expected to have a material impact on the Company’s consolidated balance sheets or statements of operations and comprehensive income.

The Company’s valuation methods produce fair values that may not be indicative of net realizable value or future fair values. The use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a materially different estimate of fair value at the reporting date.

The categorization within the fair value hierarchy is determined based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company estimates of market assumptions. The fair value hierarchy prioritizes model inputs into three broad levels, with Level 1 being the highest and Level 3 the lowest. An asset’s or liability’s categorization within the hierarchy is based on the lowest level of significant input to its valuation.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

As of December 31, 2022, the Company used models to price 188 securities. All Level 3 securities were priced with the assistance of independent third parties. The pricing is based on a discounted cash flow approach using the third party’s proprietary pricing models. The models use inputs such as projected prepayment speeds; severity assumptions; recovery lag assumptions; estimated default rates (determined on the basis of an analysis of collateral attributes, historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); home price appreciation/depreciation rates based on macroeconomic forecasts and recent trading activity. The yield used to discount the projected cash flows is determined by reviewing various attributes of the security including collateral type, weighted average life, sensitivity to losses, vintage, and convexity, in conjunction with market data on comparable securities. Significant changes to any of these inputs could have materially changed the expected timing of cash flows within these securities which is a significant factor in determining the fair value of the securities.

Short-Term Investments

    Short-term investments that are traded in active markets are classified as Level 1 as their value is based on quoted market prices. Securities such as discount notes are classified as Level 2 because these securities are typically not actively traded due to their approaching maturity and, as such, their cost approximates fair value.

Other Invested Assets

Other invested assets that are carried at fair value primarily include: (i) equity method investments for which the Company elected the FVO using NAV, as a practical expedient, and, therefore, are excluded from the fair value hierarchy; and (ii) equity securities traded in active markets that are classified as Level 1 in the fair value hierarchy as their value is based on quoted market prices.

Other Assets

Committed Capital Securities

The fair value of CCS, which is reported in “other assets” on the consolidated balance sheets, represents the difference between the present value of remaining expected put option premium payments under AGC’s CCS and AGM’s Committed Preferred Trust Securities (the AGM CPS) agreements, and the estimated present value that the Company would hypothetically have to pay currently for a comparable security (see Note 12, Long-Term Debt and Credit Facilities). The change in fair value of the AGC CCS and AGM CPS are reported in “fair value gains (losses) on committed capital securities” in the consolidated statements of operations. The estimated current cost of the Company’s CCS is based on several factors, including AGM and

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
AGC CDS spreads, LIBOR curve projections, the Company's publicly traded debt and the term the securities are estimated to remain outstanding. The AGC CCS and AGM CPS are classified as Level 3.

Supplemental Executive Retirement Plans

    The Company classified assets included in the Company’s various supplemental executive retirement plans as either Level 1 or Level 2. The fair value of these assets is based on the observable published daily values of the underlying mutual funds included in the plans (Level 1) or based upon the NAV of the funds if a published daily value is not available (Level 2). The NAVs are based on observable information. The change in fair value of these assets is reported in “other operating expenses” in the consolidated statements of operations.

Contracts Accounted for as Credit Derivatives

The Company’s credit derivatives in the Insurance segment primarily consist of insured CDS contracts, and also include interest rate swaps that qualify as derivatives under GAAP, which require fair value measurement with changes in the fair value reported in the consolidated statements of operations. The Company did not enter into CDS contracts with the intent to trade these contracts and the Company may not unilaterally terminate a CDS contract absent an event of default or termination event that entitles the Company to terminate such contracts; however, the Company has mutually agreed with various counterparties to terminate certain CDS transactions. In transactions where the counterparty does not have the right to terminate, such transactions were generally terminated for an amount that approximated the present value of future premiums or for a negotiated amount, rather than at fair value.

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

The fair value of the Company’s credit derivative contracts represents the difference between the present value of remaining premiums the Company expects to receive and the estimated present value of premiums that a financial guarantor of comparable credit-worthiness would hypothetically charge at the reporting date for the same protection. The fair value of the Company’s credit derivatives depends on a number of factors, including notional amount of the contract, expected term, credit spreads, changes in interest rates, the credit ratings of referenced entities, the Company’s own credit risk and remaining contractual cash flows. The expected remaining contractual premium cash flows are the most readily observable inputs since they are based on the CDS contractual terms. Credit spreads capture the effect of recovery rates and performance of underlying assets of these contracts, among other factors. Consistent with previous years, market conditions at December 31, 2022 were such that market prices of the Company’s CDS contracts were not available.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

    The rates used to discount future expected premium cash flows ranged from 2.78% to 5.08% at December 31, 2022 and 0.11% to 1.78% at December 31, 2021.

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

In the Company’s valuation model, the premium the Company captures is not permitted to go below the minimum rate that the Company would currently charge to assume similar risks. This assumption can have the effect of mitigating the amount of unrealized gains that are recognized on certain CDS contracts. As of December 31, 2022 and December 31, 2021, the use of the minimum premium did not have a significant effect on fair value. The percentage of transactions that price using the minimum premiums fluctuates due to changes in AGC’s credit spreads. In general, when AGC’s credit spreads narrow, the cost to hedge AGC’s name declines and more transactions price above previously established floor levels. Meanwhile, when AGC’s credit spreads widen, the cost to hedge AGC’s name increases causing more transactions to price at established floor levels. The Company corroborates the assumptions in its fair value model, including the portion of exposure to AGC hedged by its counterparties, with independent third parties periodically. The implied credit risk of AGC, indicated by the trading level of AGC’s own credit spread, is a significant factor in the amount of exposure to AGC that a bank or transaction hedges. When AGC’s credit spreads widen, the hedging cost of a bank or originator increases. Higher hedging costs reduce the amount of contractual cash flows AGC can capture as premium for selling its protection, while lower hedging costs increase the amount of contractual cash flows AGC can capture.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

FG VIEs’ Assets and Liabilities

FG VIEs include Puerto Rico Trusts, structured finance and other FG VIEs. Assets in the Puerto Rico Trusts, which consist of New Recovery Bonds and CVIs, are classified as Level 2. The Company elected the FVO for the Puerto Rico Trusts’ liabilities and they are classified as Level 3. See “ - Fixed Maturity Securities” above for a description of the fair value methodology for the New Recovery Bonds and CVIs in the Puerto Rico Trusts, which represent the majority of the assets in the Puerto Rico Trusts. For structured finance and other FG VIEs’ assets and liabilities the Company elected the FVO and they are classified as Level 3. The prices are generally determined with the assistance of an independent third party, based on a discounted cash flow approach. The Company records the fair value of structured finance and other FG VIEs’ assets and liabilities based on modeled prices. The Company records the fair value of Puerto Rico Trusts’ liabilities based on quoted prices.

The fair value of the residential mortgage loan FG VIEs’ assets is generally sensitive to changes in estimated prepayment speeds; estimated default rates (determined on the basis of an analysis of collateral attributes such as: historical collateral performance, borrower profiles and other features relevant to the evaluation of collateral credit quality); yields implied by market prices for similar securities; and, as applicable, house price depreciation/appreciation rates based on macroeconomic forecasts. Significant changes to some of these inputs could have materially changed the fair value of the FG VIEs’ assets and the implied collateral losses within the transaction. In general, the fair value of the FG VIEs’ assets is most sensitive to changes in the projected collateral losses, where an increase in collateral losses typically could lead to a decrease in the fair value of FG VIEs’ assets, while a decrease in collateral losses typically leads to an increase in the fair value of FG VIEs’ assets.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Assets and Liabilities of CIVs

The consolidated CLOs are CFEs, and therefore the debt issued by, and loans held by, the consolidated CLOs are measured under the FVO using the CFE practical expedient. Loans in CLOs are priced using a loan pricing service which aggregates quotes from loan market participants. The loans are all Level 2 assets, which are more observable than the fair value of the Level 3 debt issued by the consolidated CLOs. As a result, the less observable CLO debt is measured on the basis of the more observable CLO loans. Under the CFE practical expedient guidance, the loans of consolidated CLOs are measured at fair value and the debt of consolidated CLOs are measured as: (1) the sum of (i) the fair value of the financial assets, and (ii) the carrying value of any nonfinancial assets held temporarily; less (2) the sum of (iii) the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services), and (iv) the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the underlying financial liabilities to the beneficial interests retained by the Company).

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
As of December 31, 2022

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed-maturity securities, available-for-sale:
Obligations of state and political subdivisions	$—	$3,347	$47	$3,394
U.S. government and agencies	—	111	—	111
Corporate securities	—	2,084	—	2,084
Mortgage-backed securities:
RMBS	—	161	179	340
CMBS	—	271	—	271
Asset-backed securities	—	27	794	821
Non-U.S. government securities	—	98	—	98
Total fixed-maturity securities, available-for-sale	—	6,099	1,020	7,119
Fixed-maturity securities, trading	—	303	—	303
Short-term investments	771	39	—	810
Other invested assets (1)	2	—	5	7
FG VIEs’ assets	—	209	204	413
Assets of CIVs (2):
Fund investments:
Equity securities and warrants	—	5	297	302
Corporate securities	—	—	96	96
Structured products	—	82	46	128
CLOs and CLO warehouse assets:
Loans	—	4,570	—	4,570
Short-term investments	135	—	—	135
Total assets of CIVs	135	4,657	439	5,231
Other assets	54	46	48	148
Total assets carried at fair value	$962	$11,353	$1,716	$14,031
Liabilities:
Credit derivative liabilities	$—	$—	$163	$163
FG VIEs’ liabilities (3)	—	—	715	715
Liabilities of CIVs:
CLO obligations of CFEs	—	—	4,090	4,090
Warehouse financing debt	—	277	36	313
Securitized borrowing	—	—	28	28
Total liabilities of CIVs	—	277	4,154	4,431
Other liabilities	—	7	—	7
Total liabilities carried at fair value	$—	$284	$5,032	$5,316

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Fair Value Hierarchy of Financial Instruments Carried at Fair Value
As of December 31, 2021

	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Investments:
Fixed-maturity securities, available-for-sale:
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
 ____________________
(1)    Includes Level 3 mortgage loans that are recorded at fair value on a non-recurring basis. Excludes $23 million and $19 million of equity method investments measured at fair value under the FVO using the NAV as a practical expedient as of December 31, 2022 and December 31, 2021, respectively.
(2)    Excludes $5 million and $6 million as of December 31, 2022 and December 31, 2021, respectively, in investments in AssuredIM Funds for which the Company records a 100% NCI. The consolidation of these funds results in a gross up of assets and NCI on the consolidated financial statements; however, it results in no economic equity or net income attributable to AGL. As of December 31,

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
2022, excludes a $127 million investment in the AssuredIM municipal relative value master fund, which is measured using NAV as a practical expedient.
(3)    Includes FG VIEs’ liabilities with recourse and FG VIEs’ liabilities without recourse. See Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles.

Changes in Level 3 Fair Value Measurements

The tables below present a roll forward of the Company’s Level 3 financial instruments carried at fair value on a recurring basis during the years ended December 31, 2022 and 2021.

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2022

	Fixed-Maturity Securities, Available-for-Sale								Assets of CIVs
	Obligations of State and Political Subdivisions		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities		Structured Products		Other (7)
	(in millions)
Fair value as of December 31, 2021	$72		$216		$863		$260		$239		$91		$—		$27
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	1	(1)	16	(1)	5	(1)	(3)	(2)	1	(4)	2	(4)	(5)	(4)	24	(3)
Other comprehensive income (loss)	(12)		(36)		(47)		—		—		—		—		(1)
Purchases	—		22		43		—		73		16		52		—
Sales	—		—		(13)		—		(16)		(13)		(21)		—
Settlements	(14)		(39)		(57)		(60)		—		—		—		—
Consolidations	—		—		—		22		—		—		—		—
Deconsolidation	—		—		—		(15)		—		—		20		—
Fair value as of December 31, 2022	$47		$179		$794		$204		$297		$96		$46		$50
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2022 included in:
Earnings							$(3)	(2)	$(8)	(4)	$1	(4)	$(4)	(4)	$24	(3)
OCI	$(12)		$(32)		$(45)										$(1)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2022

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ (Liabilities) (8)		(Liabilities) of CIVs
	(in millions)
Fair value as of December 31, 2021	$(154)		$(289)		$(3,705)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(11)	(6)	34	(2)	178	(4)
Other comprehensive income (loss)	—		(3)		42
Issuances	—		—		(1,421)
Sales	—		—		2
Settlements	3		99		402
Consolidations	—		(571)		(26)
Deconsolidations	—		15		374
Fair value as of December 31, 2022	$(162)		$(715)		$(4,154)
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2022 included in:
Earnings	$(11)	(6)	$59	(2)	$217	(4)
OCI			$(3)		$42

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2021

	Fixed-Maturity Securities										Assets of CIVs
	Obligations of State and Political Subdivisions		Corporate Securities		RMBS		Asset- Backed Securities		FG VIEs’ Assets		Equity Securities and Warrants		Corporate Securities	Other (7)
	(in millions)
Fair value as of December 31, 2020	$101		$30		$255		$940		$296		$2		$—	$54
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	23	(1)	2	(1)	16	(1)	18	(1)	26	(2)	35	(4)	—	(27)	(3)
Other comprehensive income (loss)	(5)		16		(1)		(5)		—		—		—	—
Purchases	—		—		—		344		—		56		—	—
Sales	(44)		(48)		—		(142)		—		(28)		—	—
Settlements	(3)		—		(54)		(292)		(62)		—		—	—
Consolidation	—		—		—		—		—		174		91	—
Fair value as of December 31, 2021	$72		$—		$216		$863		$260		$239		$91	$27
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2021 included in:
Earnings									$27	(2)	$(2)	(4)	$—	$(28)	(3)
OCI	$1		$—		$(1)		$(6)

Roll Forward of Level 3 Assets (Liabilities) at Fair Value on a Recurring Basis
Year Ended December 31, 2021

	Credit Derivative Asset (Liability), net (5)		FG VIEs’ (Liabilities) (8)		(Liabilities) of CIVs
	(in millions)
Fair value as of December 31, 2020	$(100)		$(333)		$(1,227)
Total pre-tax realized and unrealized gains (losses) recorded in:
Net income (loss)	(58)	(6)	(8)	(2)	15	(4)
Other comprehensive income (loss)	—		(1)		—
Issuances	—		—		(3,367)
Settlements	4		53		891
Consolidations	—		—		(17)
Fair value as of December 31, 2021	$(154)		$(289)		$(3,705)
Change in unrealized gains (losses) related to financial instruments held as of December 31, 2021 included in:
Earnings	$(74)	(6)	$(6)	(2)	$(2)	(4)
OCI			$(1)
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Level 3 Fair Value Disclosures

Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2022

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$47	Yield	7.4%	-	13.5%	9.4%
RMBS	179	CPR	3.8%	-	16.1%	8.2%
		CDR	1.5%	-	12.0%	5.9%
		Loss severity	50.0%	-	125.0%	82.5%
		Yield	7.5%	-	11.3%	9.0%
Asset-backed securities:
Life insurance transactions	342	Yield	11.3%
CLOs	428	Discount Margin	1.8%	-	4.1%	3.0%
Others	24	Yield	7.4%	-	12.9%	12.8%
FG VIEs’ assets (1)	204	CPR	0.9%	-	21.9%	12.9%
		CDR	1.3%	-	41.0%	7.6%
		Loss severity	45.0%	-	100.0%	81.0%
		Yield	6.6%	-	10.9%	7.5%
Assets of CIVs (3):
Equity securities and warrants	297	Yield	10.0%
		Discount rate	19.8%	-	25.1%	22.7%
		Market multiple-enterprise value/revenue	1.05x	-	1.10x	1.08x
		Market multiple-enterprise value/EBITDA (6)	2.50x	-	11.00x	10.25x
		Market multiple-price to book	1.15x
		Market multiple-price to earnings	4.50x
		Terminal growth rate	3.0%	-	4.0%	3.5%
		Exit multiple -EBITDA	8.00x	-	12.00x	10.53x
		Exit multiple-price to book	1.30x
		Exit multiple-price to earnings	5.50x
		Cost	1.00x
Corporate securities	96	Discount rate	20.8%	-	23.8%	21.7%
		Yield	16.3%
		Exit multiple-EBITDA	8.00x
		Cost	1.00x
		Market multiple-enterprise value/EBITDA	2.50x	-	2.75x	2.63x
Structured products	46	Yield	12.8%	-	37.1%	18.9%
Other assets (1)	47	Implied Yield	7.7%	-	8.4%	8.1%
		Term (years)	10 years

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Credit derivative liabilities, net (1)	(162)	Hedge cost (in bps)	11.5%	-	25.2%	15.7%
		Bank profit (in bps)	51.0	-	270.5	109.4
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities (1)	(715)	CPR	0.9%	-	21.9%	6.3%
		CDR	1.3%	-	41.0%	3.7%
		Loss severity	45.0%	-	100.0%	39.9%
		Yield	4.8%	-	10.9%	5.9%
Liabilities of CIVs (1):
CLO obligations of CFEs (5)	(4,090)	Yield	3.0%	-	27.4%	5.5%
Warehouse financing debt	(36)	Yield	11.7%	-	16.9%	12.9%
Securitized borrowing	(28)	Discount rate	20.9%
		Terminal growth rate	3.0%
		Exit multiple-EBITDA	11.00x
		Market multiple-enterprise value/EBITDA	10.00x	-	11.00x	10.50x
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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Quantitative Information About Level 3 Fair Value Inputs
As of December 31, 2021

Financial Instrument Description	Fair Value Assets (Liabilities) (in millions)	Significant Unobservable Inputs	Range			Weighted Average (4)
Investments (2):
Fixed-maturity securities, available-for-sale (1):
Obligations of state and political subdivisions	$72	Yield	4.4%	-	24.5%	6.2%
RMBS	216	CPR	0.0%		22.7%	10.4%
		CDR	1.4%	-	12.0%	5.9%
		Loss severity	50.0%	-	125.0%	84.9%
		Yield	3.8%	-	5.6%	4.5%
Asset-backed securities:
Life insurance transactions	367	Yield	5.0%
CLOs	458	Discount margin	0.0%	-	2.9%	1.8%
Others	38	Yield	3.2%	-	7.9%	7.9%
FG VIEs’ assets (1)	260	CPR	0.9%	-	24.5%	13.3%
		CDR	1.4%	-	26.9%	7.6%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.4%	-	8.0%	4.6%
Assets of CIVs (3):
Equity securities and warrants	239	Yield	7.7%
		Discount rate	14.7%	-	23.9%	21.6%
		Market multiple-enterprise value/revenue	1.10x
		Market multiple-enterprise value/EBITDA	3.00x	-	10.50x	8.95x
		Market multiple-price to book	1.85x
Corporate securities	91	Discount rate	14.7%	-	21.4%	17.8%
		Yield	16.4%
Other assets (1)	23	Implied Yield	2.7%	-	3.3%	3.0%
		Term (years)	10 years
Credit derivative liabilities, net (1)	(154)	Year 1 loss estimates	0.0%	-	85.8%	0.1%
		Hedge cost (in bps)	8.0	-	37.1	12.6
		Bank profit (in bps)	0.0	-	187.8	67.9
		Internal floor (in bps)	8.8
		Internal credit rating	AAA	-	CCC	AA
FG VIEs’ liabilities (1)	(289)	CPR	0.9%	-	24.5%	13.3%
		CDR	1.4%	-	26.9%	7.6%
		Loss severity	45.0%	-	100.0%	81.6%
		Yield	1.4%	-	8.0%	3.7%
Liabilities of CIVs (1):
CLO obligations of CFEs (5)	(3,665)	Yield	1.6%	-	13.7%	2.1%
Warehouse financing debt	(23)	Yield	12.6%	-	16.0%	13.8%
Securitized borrowing	(17)	Discount rate	23.9%
		Market multiple-enterprise value/revenue	10.50x
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

Assets and Liabilities of CIVs

Cash equivalents are recorded at cost which approximates fair value. Due from/to brokers and counterparties primarily consists of cash, margin deposits, and cash collateral with the clearing brokers and various counterparties and the net amounts receivable/payable for securities transactions that had not settled at the balance sheet date. Due from/to brokers and counterparties represents balances on a net-by counterparty basis on the consolidated balance sheets where a contractual right of offset exists under an enforceable netting arrangement. The cash at brokers is partially related to collateral for securities sold short and derivative contracts; its use is therefore restricted until the securities are purchased or the derivative contracts are closed. The carrying value approximates fair value of these items and are considered Level 1 in the fair value hierarchy.

Other Liabilities

Other liabilities in the table below include $35 million and $37 million as of December 31, 2022 and December 31, 2021, respectively, of AssuredIM’s obligation under a master repurchase agreement to finance AssuredIM’s purchase of 5% of the senior and equity notes issued by certain BlueMountain European CLOs, which was required to comply with its European risk retention obligations. The maturity dates are in 2034 and 2035. AssuredIM’s obligation under the master repurchase agreement is not guaranteed by any Assured Guaranty insurance or holding companies.
    The carrying amount and estimated fair value of the Company’s financial instruments not carried at fair value are presented in the following table.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Fair Value of Financial Instruments Not Carried at Fair Value

	As of December 31, 2022		As of December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Assets (liabilities):
Assets of CIVs (1)	$46	$46	$171	$171
Other assets (including other invested assets) (2)	92	93	134	135
Financial guaranty insurance contracts (3)	(2,335)	(986)	(2,394)	(2,315)
Long-term debt	(1,675)	(1,477)	(1,673)	(1,832)
Liabilities of CIVs (4)	(170)	(170)	(586)	(586)
Other liabilities (5)	(43)	(43)	(45)	(45)
____________________
(1)    Includes due from brokers and counterparties and cash equivalents. Carrying value approximates fair value.
(2)    Primarily includes accrued interest, receivable for an unsettled sale of a portion of the Puerto Rico salvage and subrogation recoverable, management fees receivables and receivables for securities sold, for which carrying value approximates fair value.
(3)    Carrying amount includes the assets and liabilities related to financial guaranty insurance contract premiums, losses, and salvage and subrogation and other recoverables net of reinsurance.
(4)    Includes due to brokers and counterparties and fund’s loan payable. Carrying value approximates fair value.
(5)    Primarily includes accrued interest, repurchase agreement liability and payables for securities purchased, for which carrying value approximates fair value.

10.    Asset Management Fees

The Company receives a management fee, as well as performance fee, incentive allocation or carried interest (collectively referred to as performance fees) in exchange for providing investment advisory services to manage investment funds and CLOs. The annual management fees are typically based on a percentage of the value of the client’s net assets under management, and are generally as follows:

•Depending on the investment strategy, the management fee charged is a range of up to 2.00% per annum calculated on either the beginning of the month or quarter, or month-end NAV or other relevant basis (e.g., committed capital) of the respective funds.

•For the Company’s management and/or servicing of the AssuredIM CLOs, the Company receives, generally 0.25% to 0.50% (combined senior investment management fee and subordinated investment management fee) per annum based on total adjusted par outstanding. The portion of these fees that pertains to the investment by AssuredIM wind-down funds is typically rebated to such AssuredIM Funds.

    In accordance with the investment management agreements, and by serving as the general partner, managing member or managing general partner, the Company also receives performance fees. Performance fee revenues are generated on certain management contracts when certain minimum rates of return,( i.e., performance hurdles), are exceeded. Performance fee revenue may fluctuate from period to period and may not correlate with general market changes. Annual performance fee rates generally range from 10% to 20% of the net profits in excess of the high-water mark for the respective fund.

For the Company’s management or servicing of the AssuredIM CLOs, the Company generally receives a performance fee of 20% per annum of the remaining interest proceeds and principal proceeds after a performance hurdle is exceeded. The portion of these fees that pertains to the investment by AssuredIM wind-down funds is typically rebated to such AssuredIM Funds.

    The general partner has the right, in its sole discretion, to require certain AssuredIM Funds to distribute to the general partner an amount equal to its presumed tax liability attributable to the allocation of estimated taxable income relating to performance fees with respect to such fiscal year and are contractually not subject to clawback. The general partner received tax distributions in 2022 related to its presumed tax liability in 2022 and 2021, and there were no tax distributions for 2020.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The Company may credit, reduce or waive the management fee and/or the performance fee with respect to any investor and/or affiliate. Certain current and former employees of the Company who have investments in the AssuredIM Funds may not be charged any management fees or performance fee.

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

Components of Asset Management Fees

The following table presents the sources of asset management fees on a consolidated basis.

Asset Management Fees

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Management fees:
CLOs (1)	$34	$41	$21
Opportunity funds and liquid strategies	17	17	8
Wind-down funds	2	7	25
Total management fees	53	65	54
Performance fees	19	1	—
Reimbursable fund expenses	21	22	35
Total asset management fees	$93	$88	$89
_____________________
(1)    To the extent that the Company’s wind-down and/or opportunity funds are invested in AssuredIM managed CLOs, AssuredIM may rebate any management fees and/or performance fees earned from the CLOs. Gross management fees from CLOs, before rebates, were $34 million in 2022, $47 million in 2021 and $40 million in 2020.

The Company had management and performance fees receivable, which are included in “other assets” on the consolidated balance sheets, of $10 million as of December 31, 2022 and $8 million as of December 31, 2021. Performance fees earned in 2022 were attributable to the healthcare and asset-based funds.

11.    Goodwill and Other Intangible Assets

All of the Company’s goodwill relates to the AssuredIM entities that were acquired in 2019 as part of the acquisition of BlueMountain Capital Management, LLC (BlueMountain, now known as Assured Investment Management LLC) and its associated entities (the BlueMountain Acquisition). All of the goodwill is assigned to the Asset Management reporting unit and segment. Once goodwill is assigned to a reporting unit, generally all of the activities within the reporting unit, whether acquired or organically grown, are available to support the value of the goodwill.

Accounting Policy

    Goodwill represents the excess of cost over the net fair value of assets and liabilities at the date of acquisition. The Company tests goodwill for impairment annually, as of December 31, or more frequently if circumstances indicate an impairment may have occurred. The goodwill impairment analysis is performed at the reporting unit level, which is the same as the Company’s operating segment level excluding the effects of the subleases on AssuredIM’s prior office space. If, after assessing qualitative factors, the Company believes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company will evaluate impairment quantitatively to determine the amount of goodwill impairment, which is the excess of the carrying amount of the reporting unit over its fair value.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Goodwill and Intangible Assets

Inherent in the fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. The Company’s ability to raise third-party funds and increase and retain AUM is directly related to the performance of the assets it manages as measured against market averages and the performance of the Company’s competitors. If the Company performs worse than its competitors, it could impede its ability to raise funds, seek investors and hire and retain professionals, and may lead to an impairment of goodwill. The Company’s goodwill impairment assessment is sensitive to the Company’s assumptions of discount rates, market multiples, projections of AUM growth and other factors, which may vary. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

    The Company’s finite-lived intangible assets consist primarily of contractual rights to earn future asset management fees from the acquired management and CLO contracts as well as a CLO distribution network.

    The following table summarizes the carrying value for the Company’s goodwill and other intangible assets:

Goodwill and Other Intangible Assets

	Weighted Average Amortization Period as of December 31, 2022	As of December 31,
		2022	2021
		(in millions)
Goodwill (1)		$117	$117
Finite-lived intangible assets:
CLO contracts	5.8 years	42	42
Investment management contracts	1.5 years	24	24
CLO distribution network	1.8 years	9	9
Trade name	6.8 years	3	3
Favorable sublease	1.2 years	1	1
Lease-related intangibles	4.3 years	3	3
Finite-lived intangible assets, gross	4.6 years	82	82
Accumulated amortization		(42)	(30)
Finite-lived intangible assets, net		40	52
Indefinite-lived intangible assets (insurance licenses)		6	6
Total goodwill and other intangible assets		$163	$175
_____________________
(1)    Includes goodwill allocated to the European subsidiaries of BlueMountain. The balance changes due to foreign currency translation. The amount of goodwill deductible for tax purposes was approximately $92 million as of December 31, 2022 and $99 million as of December 31, 2021.

Goodwill and substantially all finite-lived intangible assets relate to AssuredIM.  In 2022, the results of a qualitative assessment indicated that it was more likely-than-not that the fair value of the reporting unit was greater than its carrying value and therefore no goodwill impairment was recorded. To date, there have been no impairments of goodwill or finite-lived intangible assets. Amortization expense associated with the finite-lived intangible assets was $11 million, $12 million and $13 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is reported in “other operating expenses” in the consolidated statements of operations.

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

As of December 31, 2022, future annual amortization of finite-lived intangible assets is estimated to be:

Estimated Future Amortization Expense for Finite-Lived Intangible Assets

As of December 31, 2022
Year	(in millions)
2023	$11
2024	10
2025	6
2026	5
2027	5
Thereafter	3
Total	$40

12.    Long-Term Debt and Credit Facilities

Accounting Policy

Long-term debt is recorded at principal amounts net of any: (1) unamortized original issue discount or premium; (2) unamortized acquisition date fair value adjustments for AGM and AGMH debt; and (3) debt issuance costs. Original issue discount and premium, acquisition date fair value adjustments for AGM and AGMH debt, and debt issuance costs are accreted into interest expense over the contractual term of the applicable debt. When long-term debt is redeemed, the difference between the cash paid to redeem the debt and the carrying value of the debt is reported as a “loss on extinguishment of debt” in the consolidated statements of operations. When one consolidated subsidiary (AGUS) purchases outstanding debt of another consolidated subsidiary (AGMH), the difference between the cash paid to redeem the debt and the carrying value of the debt is reported as “other income” in the consolidated statements of operations.

CCS are carried at fair value with changes in fair value reported in the consolidated statement of operations. See Note 9, Fair Value Measurement, – Other Assets – Committed Capital Securities, for a discussion of the fair value measurement of the CCS.

Long-Term Debt

    The Company’s long-term debt outstanding primarily consists of debt issued by the U.S. Holding Companies. All of the U.S. Holding Companies’ long-term debt is fully and unconditionally guaranteed by AGL; AGL’s guarantee of the junior subordinated debentures is on a junior subordinated basis.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Principal and Carrying Amounts of Debt

The principal and carrying values of the Company’s debt are presented in the table below.

Principal and Carrying Amounts of Long-Term Debt

	As of December 31, 2022		As of December 31, 2021
	Principal	Carrying Value	Principal	Carrying Value
	(in millions)
AGUS 7% Senior Notes	$200	$198	$200	$197
AGUS 5% Senior Notes	330	329	330	329
AGUS 3.15% Senior Notes	500	495	500	495
AGUS 3.6% Senior Notes	400	395	400	395
AGUS Series A Enhanced Junior Subordinated Debentures	150	150	150	150
AGMH Junior Subordinated Debentures (1)	146	108	146	105
AGM Notes Payable	—	—	2	2
Total	$1,726	$1,675	$1,728	$1,673
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

5% Senior Notes. On June 20, 2014, AGUS issued $500 million of 5% Senior Notes due 2024 (5% Senior Notes) for net proceeds of $495 million. The net proceeds from the sale of the notes were used for general corporate purposes, including the purchase of AGL common shares. The notes are redeemable, in whole or in part, at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. On September 27, 2021, the Company used a portion of the proceeds from the issuance of AGUS’s 3.6% Senior Notes on August 20, 2021 to redeem $170 million of the outstanding principal of these 5% Senior Notes.

3.15% Senior Notes. On May 26, 2021, AGUS issued $500 million of 3.150% Senior Notes due 2031 (3.15% Senior Notes) for net proceeds of $494 million The net proceeds from the issuance were used for the redemption of AGMH’s debt, as described below, with the balance being used for general corporate purposes, including share repurchases. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time prior to March 15, 2031 (the date that is three months prior to the maturity of the 3.15% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 3.15% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2031 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 25 bps; plus, in each case, accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.15% Senior Notes at any time or from time to time on and after March 15, 2031, at its option, at a redemption price equal to 100% of the principal amount of the 3.15% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.15% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.15% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.15% Senior Notes are senior unsecured obligations of AGUS and rank equally in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equally in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
3.6% Senior Notes. On August 20, 2021, AGUS issued $400 million of 3.600% Senior Notes due 2051 (3.6% Senior Notes) for net proceeds of $395 million. The net proceeds from the issuance were used for the redemption on September 27, 2021, of AGMH’s debt and a portion of AGUS’s debt maturing in 2024, as described below. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time prior to March 15, 2051 (the date that is six months prior to the maturity of the 3.6% Senior Notes), at its option, at a redemption price equal to the greater of: (i) 100% of the principal amount of the 3.6% Senior Notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to March 15, 2051 discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury Rate plus 30 bps; plus, in each case, accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. AGUS may redeem all or part of the 3.6% Senior Notes at any time or from time to time on and after March 15, 2051, at its option, at a redemption price equal to 100% of the principal amount of the 3.6% Senior Notes being redeemed, plus accrued and unpaid interest on the 3.6% Senior Notes to be redeemed to, but excluding, the redemption date. The 3.6% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by AGL. The 3.6% Senior Notes are senior unsecured obligations of AGUS and rank equally in right of payment with all of AGUS’s other unsecured and unsubordinated indebtedness outstanding. The guarantee is a senior unsecured obligation of AGL and ranks equally in right of payment with all of AGL’s other unsecured and unsubordinated indebtedness outstanding.
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

Debt Issued by AGMH

Junior Subordinated Debentures.  On November 22, 2006, AGMH issued $300 million face amount of Junior Subordinated Debentures with a scheduled maturity date of December 15, 2036 and a final repayment date of December 15, 2066. The final repayment date of December 15, 2066 may be automatically extended up to four times in five-year increments provided certain conditions are met. The debentures are redeemable, in whole or in part, at any time prior to December 15, 2036 at their principal amount plus accrued and unpaid interest to the date of redemption or, if greater, the make-whole redemption price. Interest on the debentures will accrue from November 22, 2006 to December 15, 2036 at the annual rate of 6.4%. If any amount of the debentures remains outstanding after December 15, 2036, then the principal amount of the outstanding debentures will bear interest at a floating interest rate equal to one-month LIBOR plus 2.215% until repaid. AGMH may elect at one or more times to defer payment of interest on the debentures for one or more consecutive interest periods that do not exceed ten years. In connection with the completion of this offering, AGMH entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of AGMH long-term indebtedness ranking senior to the debentures. Under the covenant, the debentures will not be repaid, redeemed, repurchased or defeased by AGMH or any of its subsidiaries on or before the date that is 20 years prior to the final repayment date, except to the extent that AGMH has received proceeds from the sale of replacement capital securities. The proceeds from this offering were used to pay a dividend to the shareholders of AGMH. Over the past several years AGUS purchased, and as of December 31, 2022 and 2021, AGUS holds approximately $154 million in principal of the AGMH Subordinated Debentures.

Loss on Extinguishment of Debt

On July 9, 2021, a portion of the proceeds from the issuance of the 3.15% Senior Notes was used to redeem $200 million of AGMH debt as follows:

~~•~~all $100 million of AGMH’s 6 7/8% Notes (6 7/8% Quarterly Interest Bonds) due in 2101, and
~~•~~$100 million of the $230 million of AGMH’s 6.25% Notes due in 2102.

On September 27, 2021, all of the proceeds from the issuance of the 3.6% Senior Notes were used to redeem $400 million of AGMH and AGUS debt as follows:

~~•~~all $100 million of AGMH’s 5.6%% Notes due in 2103,
~~•~~the remaining $130 million of AGMH 6.25% Notes due in 2102, and
•$170 million of the $500 million of AGUS’s 5% Senior Notes due in 2024.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Debt Maturity and Interest Expense

Scheduled principal payments of the Company’s debt are as follows:

Debt Maturity Schedule (1)
As of December 31, 2022

Year	Principal
(in millions)
2023	$—
2024	330
2025	—
2026	—
2027	—
2028-2047	700
2048-2066	696
Total	$1,726
 ____________________
(1)    Includes eliminations of AGMH’s debt purchased by AGUS.

The Company’s interest expense was $81 million, $87 million and $85 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Short-Term Loan Facility

On February 3, 2022, the Company entered into a secured short-term loan facility with a major financial institution to partially fund gross payments in connection with the resolution of a portion of its Puerto Rico exposures. See Note 3, Outstanding Exposure. The short-term loan facility permitted the Company to borrow up to $550 million for up to thirty days and up to $150 million for up to six months. The Company borrowed $400 million on March 14, 2022 and repaid it in full, with interest at 1.10%, on March 16, 2022. The ability of the Company to borrow under the facility has expired.
13.    Employee Benefit Plans

Assured Guaranty Ltd. 2004 Long-Term Incentive Plan

Under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as amended (the Incentive Plan), the number of AGL common shares that may be delivered under the Incentive Plan may not exceed 18,670,000. As of December 31, 2022, 8,059,991 common shares were available for grant under the Incentive Plan. In the event of certain transactions affecting AGL’s common shares, the number or type of shares subject to the Incentive Plan, the number and type of shares subject to outstanding awards under the Incentive Plan, and the exercise price of awards under the Incentive Plan, may be adjusted.

The Incentive Plan authorizes the grant of incentive stock options, non-qualified stock options, stock appreciation rights, and full value awards that are based on AGL’s common shares. The grant of full value awards may be in return for a participant's previously performed services, or in return for the participant surrendering other compensation that may be due, or may be contingent on the achievement of performance or other objectives during a specified period. The grant of full value awards are subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the participant, or achievement of performance or other objectives. Awards under the Incentive Plan may accelerate and become vested upon a change in control of AGL.

The Incentive Plan is administered by the Compensation Committee of AGL's Board of Directors (the Board), except as otherwise determined by the Board. The Board may amend or terminate the Incentive Plan.

Accounting Policy

Share-based compensation expense is based on the grant date fair value using the grant date closing price or the Monte Carlo or Black-Scholes-Merton (Black-Scholes) pricing models. The Company amortizes the fair value of share-based awards on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods, with the exception of retirement‑eligible employees. For retirement-eligible employees, the portion of the unvested time-based awards that become fully vested upon retirement eligibility are expensed immediately.

The fair value of each award under the Assured Guaranty Ltd. Employee Stock Purchase Plan is estimated at the beginning of the offering period using the Black-Scholes option valuation model and are expensed over the period which the employee participates in the plan and pays for the shares.

Long-Term Incentive Plan

Restricted Stock Units

Restricted stock units are valued based on the closing price of the underlying shares at the date of grant. The Company awards restricted stock units to employees that generally vest after a three-year or over a four-year period. Occasionally the Company may award restricted stock units to employees that vest after a four-year period. The shares are delivered on the vesting date.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Restricted Stock Unit Activity

Nonvested Stock Units	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	906,302	$43.25
Granted	441,436	56.46
Vested	(279,089)	41.26
Forfeited	(1,583)	47.39
Nonvested at December 31, 2022	1,067,066	$49.18

    As of December 31, 2022, the total unrecognized compensation cost related to outstanding non-vested restricted stock units was $21 million, which the Company expects to recognize over the weighted-average remaining service period of 1.8 years. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was $12 million, $12 million and $11 million, respectively. The weighted-average grant-date fair value of restricted stock units granted during the years ended December 31, 2022, 2021 and 2020 was $56.46, $44.08, and $41.31, respectively.

Performance Restricted Stock Units

    Each performance restricted stock unit represents a contingent right to receive up to a certain number of the Company’s common shares. Awards tied to core adjusted book value per share represent the right to receive up to two shares at the end of a three-year performance period, depending on the growth in core adjusted book value per share over the three-year performance period. Performance restricted stock units tied to total shareholder return (TSR) relative to the TSR of the 55th percentile of the Russell Midcap Financial Services Index represent the right to receive up to 2.5 shares at the end of a three-year performance period. The shares related to awards tied to core adjusted book value per share are delivered on the vesting date and the shares related to awards tied to relative TSR are generally delivered on the fourth anniversary of the grant date.

Performance Restricted Stock Unit Activity

Performance Restricted Stock Units	Number of Performance Share Units	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	614,912	$46.25
Granted (1)	217,551	62.89
Vested (1)	(197,078)	41.34
Forfeited	—	—
Nonvested at December 31, 2022 (2)	635,385	$54.26
____________________
(1)    Includes 94,209 performance restricted stock units that were granted prior to 2022 at a weighted average grant date fair value of $41.34, but met performance hurdles and vested during 2022. The weighted average grant date fair value per share excludes these shares.
(2)    Excludes 167,942 performance restricted stock units that have met performance hurdles and will be eligible for vesting after December 31, 2022.

As of December 31, 2022, the total unrecognized compensation cost related to outstanding non-vested performance share units was $15 million, which the Company expects to recognize over the weighted-average remaining service period of 1.7 years. The total value of performance restricted stock units vested during the years ended December 31, 2022, 2021 and 2020 was based on grant date fair value and was $8 million, $9 million and $8 million, respectively.

For the 2022, 2021 and 2020 awards, the grant-date fair value of the performance restricted stock units tied to relative TSR was calculated using a Monte Carlo simulation in order to determine the total return of the Company’s shares relative to the total return of financial companies in the Russell Midcap Financial Services Index. The inputs to the simulation include the beginning prices of shares, historical volatilities, and dividend yields of all relevant companies as well as all possible pairwise correlation coefficients among the relevant companies. In addition, the risk-free return and discount for illiquidity are also included.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following are significant assumptions used in determining the fair value of the performance restricted stock units tied to relative TSR.

	Years Ended December 31,
	2022			2021			2020
Expected term	2.85 years			2.85 years			2.84 years
Expected volatility	27.19%	–	78.96%	26.55%	–	65.84%	11.93%	–	48.12%
Dividend yield	0.00%			0.00%			0.00%
Risk-free-rates	1.74%			0.22%			1.14%
Grant-date fair value	$83.97			$60.06			$38.96

For the 2022, 2021 and 2020 awards, the grant-date fair value of the performance restricted stock units tied to core adjusted book value was based on the grant date closing price.

The weighted-average grant-date fair value of the 2022, 2021 and 2020 awards was $62.89, $52.04 and $41.03, respectively.

Restricted Stock Awards

    Restricted stock awards are valued based on the closing price of the underlying shares at the date of grant. The Company awards restricted stock awards to non-executive directors that vest after one year. The shares are delivered on the vesting date.

Restricted Stock Award Activity

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at December 31, 2021	44,797	$51.34
Granted	36,403	59.47
Vested	(44,797)	51.34
Forfeited	—	—
Nonvested at December 31, 2022	36,403	$59.47

As of December 31, 2022, the total unrecognized compensation cost related to outstanding non-vested restricted stock awards was $0.7 million, which the Company expects to recognize over the weighted-average remaining service period of 0.3 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $2.3 million, $1.9 million and $2.3 million, respectively. The weighted-average grant-date fair value of shares granted during the years ended December 31, 2022, 2021 and 2020 was $59.47, $51.34 and $28.12, respectively.
Employee Stock Purchase Plan

The Company established the AGL Employee Stock Purchase Plan (Stock Purchase Plan) in accordance with Internal Revenue Code of 1986 (the Code) Section 423, and participation is available to all eligible employees. Maximum annual purchases by participants are limited to the number of whole shares that can be purchased by an amount equal to 10% of the participant's compensation or, if less, shares having a value of $25,000. Participants may purchase shares at a purchase price equal to 85% of the lesser of the fair market value of the stock on the first day or the last day of the subscription period. The Company has reserved for issuance and purchases under the Stock Purchase Plan 850,000 AGL common shares. As of December 31, 2022, 65,042 common shares were available for grant under the Stock Purchase Plan.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Stock Purchase Plan

	Year Ended December 31,
	2022	2021	2020
	(dollars in millions)
Proceeds from purchase of shares by employees	$2.4	$2.1	$1.5
Number of shares issued by the Company	53,453	67,615	72,797

Share-Based Compensation Expense

The following table presents share-based compensation costs and the amount of such costs that are deferred as policy acquisition costs, pre-tax. Amortization of previously deferred share compensation costs is not shown in the table below.

Share-Based Compensation Expense Summary

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Share‑based compensation expense	$39	$27	$25
Share‑based compensation capitalized as DAC	3	2	1
Income tax benefit	6	4	4

Defined Contribution Plan

The Company maintains a savings incentive plan, which is qualified under Section 401(a) of the Code for U.S. employees. Eligible participants may contribute a percentage of their eligible compensation subject to U.S. Internal Revenue Service (IRS) limitations. The Company’s matching contribution is an amount equal to 100% of each participant’s contributions up to 7% of such participant’s eligible compensation, subject to IRS limitations. Certain eligible participants may also contribute a percentage of eligible compensation over the IRS limitations to a nonqualified supplemental executive retirement plan. The Company's matching contribution in the nonqualified plan is an amount equal to 100% of each participant’s contributions up to 6% of participant’s eligible compensation above the IRS limitations for the qualified plan. The Company also makes core contributions of 7% of the participant’s eligible compensation to the qualified plan, subject to IRS limitations, regardless of whether the employee otherwise contributes to the plan, and a core contribution of 6% of the participant’s eligible compensation above the IRS limitations for the qualified plan to the nonqualified plan for eligible employees. Employees become fully vested in Company contributions to the qualified and nonqualified plans after one year of service, as defined in the plan (or upon reaching age 65 for the nonqualified plan, if earlier). Plan eligibility is immediate upon hire. The Company also maintains similar non-qualified plans for non-U.S. employees. The Company recognized defined contribution expenses of $20 million, $20 million and $20 million for the years ended December 31, 2022, 2021 and 2020, respectively.

14.    Income Taxes

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

In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. As a U.K. tax resident company, AGL is required to file a corporation tax return with His Majesty’s Revenue & Customs. AGL is subject to U.K. corporation tax in respect of its worldwide profits (both income and capital gains), subject to any applicable exemptions. The corporation tax rate was 19%. The Company expects that the dividends AGL receives from its direct subsidiaries will be exempt from U.K. corporation tax due to the exemption in section 931D of the U.K. Corporation Tax Act 2009. In addition, the Company obtained a clearance from His Majesty’s Revenue & Customs confirming any dividends paid by AGL to its shareholders should not be

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
subject to any withholding tax in the U.K. The Company does not expect any profits of non-U.K. resident members of the group to be taxed under the U.K. “controlled foreign companies” regime.

    AGUS files a consolidated federal income tax return with all of its U.S. subsidiaries. Assured Guaranty Overseas US Holdings Inc. and its subsidiaries, AGRO and AG Intermediary Inc., file their own consolidated federal income tax return. The U.S. entities acquired in the BlueMountain Acquisition are included in the AGUS consolidated federal income tax return and the U.K. entities acquired in the BlueMountain Acquisition are included in the U.K tax returns.

The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) became law on March 27, 2020 and was updated on April 9, 2020. The CARES Act, among other tax changes, accelerates the ability of companies to receive refunds of alternative minimum tax (AMT) credits related to tax years beginning in 2018 and 2019. As a result, the Company received a refund for AMT credits in 2020.

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

Non-interest-bearing tax and loss bonds are purchased in the amount of the tax benefit that results from deducting statutory-basis contingency reserves as provided under the Code Section 832(e). The Company records the purchase of tax and loss bonds in deferred taxes.

The Company recognizes tax benefits only if a tax position is “more likely than not” to prevail.

The Company elected to account for tax associated with Global Intangible Low-Taxed Income (GILTI) as a current-period expense when incurred.

Deferred and current tax assets and liabilities are reported in “other assets” or ”other liabilities” on the consolidated balance sheets.

Tax Assets (Liabilities)

Deferred and Current Tax Assets (Liabilities)

	As of December 31,
	2022	2021
	(in millions)
Net deferred tax assets (liabilities)	$114	$(33)
Net current tax assets (liabilities)	63	(43)

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Components of Net Deferred Tax Assets (Liabilities)

	As of December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Unearned premium reserves, net	$26	$51
Net unrealized investment losses	70	—
Rent	18	17
Investments	7	—
Foreign tax credit	5	24
Net operating loss	25	28
Depreciation	30	27
Deferred compensation	30	29
Deferred balances related to non-U.S. affiliates	14	—
Other	23	19
Total deferred tax assets	248	195

Deferred tax liabilities:
Net unrealized investment gains	—	74
Investments	—	30
DAC	20	20
Loss and LAE reserve	74	44
Lease	14	16
Other	21	20
Total deferred tax liabilities	129	204
Less: Valuation allowance	5	24
Net deferred tax assets (liabilities)	$114	$(33)

As part of the acquisition of CIFG Holding Inc. (CIFGH, and together with its subsidiaries, CIFG), the Company acquired $189 million of net operating losses (NOL) which will begin to expire in 2033. The NOL has been limited under the Code Section 382 due to a change in control as a result of the acquisition. As of December 31, 2022, the Company had $121 million of NOL available to offset its future U.S. taxable income.

Valuation Allowance

    During 2022, the Company recorded a return to provision adjustment, which included the utilization of $19 million in foreign tax credits, thereby reducing the Company's foreign tax credits (FTC) from $24 million as of December 31, 2021 to $5 million as of December 31, 2022. FTCs were established under the 2017 Tax Cuts and Jobs Act (TCJA) for use against regular tax in future years, and will expire in 2027. In analyzing the future realizability of FTCs, the Company notes limitations on future foreign source income due to overall foreign losses as negative evidence. After reviewing positive and negative evidence, the Company came to the conclusion that it is more likely than not that the remaining FTC of $5 million will not be utilized, and therefore maintained a valuation allowance with respect to this tax attribute, resulting in a decrease in the valuation allowance from $24 million as of December 31, 2021 to $5 million as of December 31, 2022.

There were no changes in the valuation allowance during 2021. During 2020, the Company reduced its valuation allowance from $36 million as of December 31, 2019 to $24 million as of December 31, 2020 due to the expiration of the FTC from previous acquisitions.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Changes in market conditions during 2022, including rising interest rates, resulted in the recording of deferred tax assets related to net unrealized tax capital losses. When assessing recoverability of these deferred tax assets, the Company considers the ability and intent to hold the underlying securities to recovery in value, if necessary, as well as other factors as noted above. As of December 31, 2022, based on all available evidence, including capital loss carryback capacity, the Company concluded that the deferred tax assets related to the unrealized tax capital losses on the available-for-sale securities portfolios are, more likely than not, expected to be realized.

Provision for Income Taxes

    The effective tax rates reflect the proportion of income recognized by each of the Company’s operating subsidiaries, with U.S. subsidiaries taxed at the U.S. marginal corporate income tax rate of 21% in 2022, 2021 and 2020; U.K. subsidiaries taxed at the U.K. marginal corporate tax rate of 19%; French subsidiaries taxed at the French marginal corporate tax rate of 25% in 2022, 27.5% in 2021, and 28% in 2020; and no taxes for the Company’s Bermuda Subsidiaries unless subject to U.S. tax by election. Controlled foreign corporations (CFCs) apply the local marginal corporate tax rate. In addition, the TCJA creates a new requirement that a portion of the GILTI earned by CFCs must be included currently in the gross income of the CFCs’ U.S. shareholder. The Company’s overall effective tax rate fluctuates based on the distribution of income across jurisdictions.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at statutory rates in taxable jurisdictions is presented below.

Effective Tax Rate Reconciliation

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Expected tax provision (benefit)	$23	$76	$83
Tax-exempt interest	(14)	(19)	(20)
Change in liability for uncertain tax positions	—	—	(17)
Return to provision adjustment	(20)	(4)	(7)
Noncontrolling interest	(3)	(8)	(1)
State taxes	12	7	4
Taxes on reinsurance	—	(2)	9
Foreign taxes	6	8	(3)
Stock based compensation	5	4	—
Other	2	(4)	(3)
Total provision (benefit) for income taxes	$11	$58	$45

Effective tax rate	7.2%	12.2%	10.9%

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
The following tables present pre-tax income and revenue by jurisdiction.

Pre-tax Income (Loss) by Tax Jurisdiction

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S.	$189	$378	$385
Bermuda	44	115	16
U.K.	(69)	(8)	13
France	(16)	(8)	(1)
Total	$148	$477	$413

Revenue by Tax Jurisdiction

	Year Ended December 31,
	2022	2021	2020
	(in millions)
U.S.	$661	$685	$894
Bermuda	84	123	151
U.K.	(15)	41	60
France	(8)	(3)	6
Other	1	2	4
Total	$723	$848	$1,115

Pre-tax income by jurisdiction may be disproportionate to revenue by jurisdiction to the extent that insurance losses incurred are disproportionate.

Audits

    As of December 31, 2022, AGUS had open tax years with the U.S. IRS for 2018 forward and is currently under audit for the 2018 and 2019 tax years. As of December 31, 2022, Assured Guaranty Overseas US Holdings Inc. had open tax years with the U.S. IRS for 2019 forward and is not currently under audit with the IRS. In September 2022, His Majesty’s Revenue & Customs completed a business risk review of Assured Guaranty that commenced in July 2022 and assigned a low-risk rating for corporate taxes in the U.K. The Company’s French subsidiary is not currently under examination and has open tax years of 2019 forward.

Uncertain Tax Positions

The Company’s policy is to recognize interest related to uncertain tax positions in income tax expense and has accrued zero for full years 2022 and 2021 and $0.3 million for 2020. As of both December 31, 2022 and 2021, the Company has accrued zero of interest.

The total amount of reserves for unrecognized tax positions, including accrued interest, that would affect the effective tax rate, if recognized, was zero as of December 31, 2022, 2021 and 2020. In 2020, unrecognized tax positions were decreased by $15 million to zero as a result of settlement of positions taken during the prior period.

15.    Insurance Company Regulatory Requirements

    The following table summarizes the policyholder’s surplus and net income amounts reported to local regulatory bodies in the U.S. and Bermuda for insurance subsidiaries within the group. The discussion that follows describes the basis of accounting and differences to GAAP.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Insurance Regulatory Amounts Reported
U.S. and Bermuda

	Policyholders’ Surplus		Net Income (Loss)
	As of December 31,		Year Ended December 31,
	2022	2021	2022	2021	2020
	(in millions)
U.S. statutory companies:
AGM (1)	$2,747	$3,053	$163	$352	$398
AGC (2)	1,916	2,070	62	282	73
Bermuda statutory companies:
AG Re	839	944	53	121	24
AGRO	390	425	9	6	7
____________________
(1)     Policyholders’ surplus is net of contingency reserves of $855 million and $877 million as of December 31, 2022 and December 31, 2021, respectively.
(2)     Policyholders’ surplus is net of contingency reserves of $347 million and $348 million as of December 31, 2022 and December 31, 2021, respectively.

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

The Company’s U.S. domiciled insurance companies prepare statutory financial statements in accordance with accounting practices prescribed or permitted by the National Association of Insurance Commissioners (NAIC) and their respective insurance departments. Prescribed statutory accounting practices (SAP) are set forth in the NAIC Accounting Practices and Procedures Manual. The Company has no permitted accounting practices on a statutory basis.

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

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
•The amount of admitted deferred tax assets are subject to an adjusted surplus threshold and subject to a limitation calculated in accordance with statutory accounting principles. Under GAAP there is no non-admitted asset determination, rather a valuation allowance is recorded to reduce the deferred tax asset to an amount that is more likely than not to be realized.

•Insured credit derivatives are accounted for as insurance contracts rather than accounted for as derivative contracts that are measured at fair value under GAAP.

•Bonds are reported at either amortized cost or the lower of amortized cost or fair value, rather than classified as available-for-sale or trading securities and carried at fair value under GAAP.

•The impairment model for fixed-maturity debt securities classified as available-for-sale under GAAP differs from the statutory impairment model. Under SAP, debt securities that have been determined to be other-than-temporarily impaired, are written down to fair value or the present value of cash flows. Under GAAP, an allowance for credit losses is established, and can be reversed for subsequent increases in expected cash flows.

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

•Losses are discounted at pre-tax book yields, and recorded when there is a significant credit deterioration on specific insured obligations and the obligations are in default or default is probable. Under GAAP, expected losses are discounted at the risk-free rate at the end of each reporting period and are recorded only to the extent they exceed deferred premium revenue.

•The present value of contractual or expected installment premiums and commissions are not recorded on the balance sheet as they are under GAAP.

•The put options in CCS are not accounted for as derivatives as they are under GAAP.

•Foreign denominated unearned premiums reserve is remeasured at current exchange rates. rather than carried at historical rates under GAAP.

Bermuda

    AG Re, a Bermuda regulated Class 3B insurer, and AGRO, a Bermuda regulated Class 3A and Class C insurer, prepare their statutory financial statements in conformity with the accounting principles set forth in the Insurance Act 1978, amendments thereto and related regulations. As of December 31, 2016, the Bermuda Monetary Authority (the Authority) requires insurers to prepare statutory financial statements in accordance with the particular accounting principles adopted by the insurer (which, in the case of AG Re and AGRO, are GAAP), subject to certain adjustments. The adjustments are mainly related to certain assets designated as “non-admitted assets” which are charged directly to statutory surplus rather than reflected as assets as they are under GAAP.

United Kingdom

AGUK prepares its Solvency and Financial Condition Report and other required regulatory financial reports based on Prudential Regulation Authority and Solvency II Regulations (Solvency II). As of December 31, 2022 AGUK’s Own Funds were an estimated £592 million (or $716 million). As of December 31, 2021 AGUK’s Own Funds were £591 million (or $800 million).

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
France

AGE prepares its Solvency and Financial Condition Report and other required regulatory financial reports based on Autorité de Contrôle Prudentiel et de Résolution (ACPR) regulations and Solvency II. As of December 31, 2022 AGE’s Own Funds were an estimated €52 million (or $56 million). As of December 31, 2021 AGE’s Own Funds were €58 million (or $66 million).

Dividend Restrictions and Capital Requirements

United States

    Under the New York insurance law, AGM may only pay dividends out of “earned surplus,” which is the portion of an insurer’s surplus that represents the net earnings, gains or profits (after deduction of all losses) that have not been distributed to the insurer’s shareholders as dividends, transferred to stated capital or capital surplus, or applied to other purposes permitted by law, but does not include unrealized appreciation of assets. AGM may pay dividends without the prior approval of the New York State Department of Financial Services Superintendent (New York Superintendent) in an amount that, together with all dividends declared or distributed by it during the preceding 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of its last annual or quarterly statement filed with the New York Superintendent) or 100% of its adjusted net investment income during that period.

    The maximum amount available during 2023 for AGM to distribute as dividends without regulatory approval is estimated to be approximately $209 million. Of such $209 million, $40 million is estimated to be available for distribution in the first quarter of 2023.

Under Maryland’s insurance law, AGC may, with prior notice to the Maryland Insurance Administration Commissioner, pay an ordinary dividend in an amount that, together with all dividends paid in the prior 12 months, does not exceed the lesser of 10% of its policyholders’ surplus (as of the prior December 31) or 100% of its adjusted net investment income during that period. The maximum amount available during 2023 for AGC to distribute as ordinary dividends is approximately $102 million. Of such $102 million, approximately $20 million is available for distribution in the first quarter of 2023.

Bermuda

    For AG Re, any distribution (including repurchase of shares) of any share capital, contributed surplus or other statutory capital that would reduce its total statutory capital by 15% or more of its total statutory capital as set out in its previous year's financial statements requires the prior approval of the Authority. Separately, dividends are paid out of an insurer’s statutory surplus and cannot exceed that surplus. Furthermore, annual dividends cannot exceed 25% of total statutory capital and surplus as set out in its previous year’s financial statements, which is $210 million, without AG Re certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2023 AG Re has the capacity to: (i) make capital distributions in an aggregate amount up to $129 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $210 million as of December 31, 2022. Such dividend capacity is further limited by: (i) the actual amount of AG Re’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $138 million as of December 31, 2022; and (ii) the amount of statutory surplus, which as of December 31, 2022 was a deficit of $19 million.

    For AGRO, a subsidiary of AG Re, annual dividends cannot exceed $98 million, without AGRO certifying to the Authority that it will continue to meet required margins. Based on the foregoing limitations, in 2023 AGRO has the capacity to: (i) make capital distributions in an aggregate amount up to $21 million without the prior approval of the Authority; and (ii) declare and pay dividends in an aggregate amount up to approximately $98 million as of December 31, 2022. Such dividend capacity is further limited by: (i) the actual amount of AGRO’s unencumbered assets, which amount changes from time to time due in part to collateral posting requirements and which was approximately $374 million as of December 31, 2022; and (ii) the amount of statutory surplus, which as of December 31, 2022 was $253 million.

United Kingdom

U.K. company law prohibits AGUK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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
Dividend Restrictions and Capital Requirements

Distributions from / Contributions to Insurance Company Subsidiaries

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Dividends paid by AGC to AGUS	$207	$94	$166
Dividends paid by AGM to AGMH	266	291	267
Dividends paid by AG Re to AGL (1)	—	150	150
Dividends from AGUK to AGM (2)	—	—	124
Contributions from AGM to AGE (2)	—	—	(123)
____________________
(1)    The 2021 and 2020 amounts included fixed-maturity securities with a fair value of $46 million and $47 million, respectively.
(2)    In 2020, the dividend paid to AGM from AGUK was contributed to AGE.

16.    Related Party Transactions

    From time to time, certain officers, directors, employees, their family members and related charitable foundations may make investments in various private funds, vehicles or accounts managed by AssuredIM. These investments are available to those of the Company’s employees whom the Company has determined to have a status that reasonably permits the Company to offer them these types of investments in compliance with applicable laws. Generally, these investments are not subject to the management fees and performance allocations or incentive fees charged to other investors. See Note 10, Asset Management Fees, for information on management fees from AssuredIM Funds and CLOs.

As of December 31, 2022 and December 31, 2021, each of Wellington Management Company, LLP (together with its affiliates, Wellington) and BlackRock Financial Management Inc. (together with its affiliates, BlackRock) directly or indirectly owned more than 5% of the Company’s common shares. Wellington is one of the Company’s investment managers, and BlackRock was also one of the Company’s investment managers until September 2020. BlackRock also provides investment reporting software to the Company.

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

The investment management and reporting software expense from transactions with Wellington, BlackRock and Wasmer were approximately $2.0 million in 2022, $2.4 million in 2021 and $3.4 million in 2020. In addition, the Company recognized $0.5 million in 2020 in income from its investment in Wasmer, which is included in “equity in earnings of investees” in the consolidated statements of operations.

    Other related party transactions include receivables from and payables to AssuredIM Funds and receivables due from employees. Total other assets and liabilities with related parties were $3 million and $1 million, respectively, as of December 31, 2022 and $4 million and $3 million, respectively, as of December 31, 2021. In addition, see Note 8, Financial Guaranty Variable Interest Entities and Consolidated Investment Vehicles, for the investments in AssuredIM Funds and other affiliated entities that are held by CIVs.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
In addition, the Company cancelled 385,777 common shares it received in December 2020 from the Company’s former Chief Investment Officer and Head of Asset Management pursuant to the terms of the separation agreement. The Company recognized $12 million benefit in “other income” in the consolidated statements of operations in connection with this cancellation, with an offset to “retained earnings”.

17.    Leases

The Company is party to various non-cancelable lease agreements, all of which are operating leases as of December 31, 2022. The majority of the Company's leases relate to office space dedicated to the Company's operations in various locations (primarily New York City, San Francisco, Bermuda, London and Paris) consisting of a total of 271 thousand square feet with expiration dates ranging from 2023 to 2032. The Company subleases certain properties that are not used in its operations.

Accounting Policy

    The Company determines if an arrangement is a lease at inception. For operating leases with an original term of more than 12 months, where the Company is the lessee, it recognizes a right-of-use (ROU) asset in “other assets” and a lease liability in “other liabilities” on the consolidated balance sheets. An ROU asset represents the Company’s right to use an underlying asset for the lease term, and a lease liability represents the Company’s obligation to make lease payments arising from the lease. At the inception of a lease, the total fixed payments under a lease agreement are discounted utilizing an incremental borrowing rate that represents the Company’s collateralized borrowing rate. The rate is determined based on the lease term as of the lease commencement date. Some of the Company’s leases include renewal options, which are not included in the lease terms unless the Company is reasonably certain it will exercise the option.
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

Lease Assets and Liabilities

As of December 31, 2022, the ROU asset and lease liability was $87 million and $116 million, respectively. As of December 31, 2021, the ROU asset and lease liability was $100 million and $136 million, respectively. The weighted average remaining lease term as of December 31, 2022 and December 31, 2021 was 8.2 years and 8.6 years, respectively. The Company used a weighted average discount rate of 2.49% and 2.40% as of December 31, 2022 and December 31, 2021, respectively.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Lease Expense and Other Information

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating lease cost (1)	$16	$16	$30
Other lease costs (2)	3	3	4
Sublease income	(7)	(5)	(3)
Total lease cost (3)	$12	$14	$31
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows for operating leases	$23	$20	$19
ROU assets obtained in exchange for new operating lease liabilities (4)	1	35	4
 ____________________
(1)    The 2020 amount includes $13 million ROU asset impairment.
(2)    Includes variable, short-term and finance lease costs.
(3)    Includes amortization on finance lease ROU assets and interest on finance lease liabilities reported in “other operating expenses” in the consolidated statements of operations.
(4)    The amounts in 2021 relate primarily to additional office space leased in New York City.

    During the fourth quarter of 2020, the Company made the decision to actively market for sublease the office space acquired in the BlueMountain Acquisition. Accordingly, the Company recognized an ROU asset impairment of $13 million as of December 31, 2020 within the Asset Management segment, reducing the carrying value of the associated ROU asset to its estimated fair value. This ROU asset fair value was estimated using an income-approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent.

Future Minimum Rental Payments
Operating Leases

As of December 31, 2022
Year	(in millions)
2023	$23
2024	16
2025	13
2026	12
2027	12
Thereafter	53
Total lease payments	129
Less: Imputed interest	13
Total lease liabilities	$116

18.    Commitments and Contingencies

Legal Proceedings

Lawsuits arise in the ordinary course of the Company’s business. It is the opinion of the Company’s management, based upon the information available, that the expected outcome of litigation against the Company, individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, although an adverse resolution of litigation against the Company in a fiscal quarter or year could have a material adverse effect on the Company’s results of operations or liquidity in a particular quarter or year.

    In addition, in the ordinary course of their respective businesses, certain of AGL’s insurance subsidiaries are involved in litigation with third parties to recover insurance losses paid in prior periods or prevent or reduce losses in the future. For example, the Company is involved in a number of legal actions in the Federal District Court for Puerto Rico to enforce or defend its rights with respect to the obligations it insures of Puerto Rico and various of its related authorities and public corporations. See “Exposure to Puerto Rico” section of Note 3, Outstanding Exposure, for a description of such actions. See also “Recovery Litigation” section of Note 4, Expected Loss to be Paid (Recovered), for a description of recovery litigation

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
unrelated to Puerto Rico. Also, in the ordinary course of their respective business, certain of AGL’s investment management subsidiaries are involved in litigation with third parties regarding fees, appraisals or portfolio companies. The impact, if any, of these and other proceedings on the amount of recoveries the Company receives and losses it pays in the future is uncertain, and the impact of any one or more of these proceedings during any quarter or year could be material to the Company’s results of operations in that particular quarter or year.

    The Company also receives subpoenas and interrogatories from regulators from time to time.

Accounting Policy

    The Company establishes accruals for litigation and regulatory matters to the extent it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated and discloses such amounts if material to the financial position of the Company. For litigation and regulatory matters where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established, but if the matter is material, it would be disclosed below. The Company reviews relevant information with respect to its litigation and regulatory matters on a quarterly basis and updates its accruals, disclosures and estimates of reasonably possible loss based on such reviews.

Litigation

    On November 28, 2011, Lehman Brothers International (Europe) (in administration) (LBIE) sued AG Financial Products Inc. (AGFP), an affiliate of AGC which in the past had provided credit protection to counterparties under CDS. AGC acts as the credit support provider of AGFP under these CDS. LBIE’s complaint, which was filed in the Supreme Court of the State of New York (the Court), asserted a claim for breach of the implied covenant of good faith and fair dealing based on AGFP's termination in December 2008 of nine credit derivative transactions between LBIE and AGFP and asserted claims for breach of contract and breach of the implied covenant of good faith and fair dealing based on AGFP’s termination in July 2008 of 28 other credit derivative transactions between LBIE and AGFP and AGFP’s calculation of the termination payment in connection with those 28 other credit derivative transactions. Following defaults by LBIE, AGFP properly terminated the transactions in question in compliance with the agreement between AGFP and LBIE, and calculated the termination payment properly. AGFP has calculated that LBIE owes AGFP approximately $4 million for the claims which were dismissed (as described below) and approximately $21 million in connection with the termination of the other credit derivative transactions, whereas LBIE asserted in the complaint that AGFP owes LBIE a termination payment of approximately $1.4 billion. AGFP filed a motion to dismiss the claims for breach of the implied covenant of good faith in LBIE’s complaint, and on March 15, 2013, the Court granted AGFP’s motion to dismiss in respect of the count relating to the nine credit derivative transactions and narrowed LBIE’s claim with respect to the 28 other credit derivative transactions. LBIE’s administrators disclosed in an April 10, 2015 report to LBIE’s unsecured creditors that LBIE’s valuation expert has calculated LBIE’s claim for damages in aggregate for the 28 transactions to range between a minimum of approximately $200 million and a maximum of approximately $500 million, depending on what adjustment, if any, is made for AGFP's credit risk. In addition, LBIE seeks prejudgment interest from the time of termination onwards. AGFP filed a motion for summary judgment on the remaining causes of action asserted by LBIE and on AGFP’s counterclaims, and on July 2, 2018, the Court granted in part and denied in part AGFP’s motion. The Court dismissed, in its entirety, LBIE’s remaining claim for breach of the implied covenant of good faith and fair dealing and also dismissed LBIE’s claim for breach of contract solely to the extent that it is based upon AGFP’s conduct in connection with the auction. With respect to LBIE’s claim for breach of contract, the Court held that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. On October 1, 2018, AGFP filed an appeal with the Appellate Division of the Supreme Court of the State of New York, First Judicial Department (the Appellate Division), seeking reversal of the portions of the lower court’s ruling denying AGFP’s motion for summary judgment with respect to LBIE’s sole remaining claim for breach of contract. On January 17, 2019, the Appellate Division affirmed the Court’s decision, holding that the lower court correctly determined that there are triable issues of fact regarding whether AGFP calculated its loss reasonably and in good faith. A bench trial was held before Justice Melissa A. Crane of the New York Supreme Court from October 18 through November 19, 2021. Post-trial briefing was submitted on June 21, 2022. In December 2022, both parties provided written submissions at the request of Justice Crane; a decision is anticipated in the first half of 2023.

19.    Shareholders’ Equity

Accounting Policy

The Company records share repurchases as a reduction to “common shares” and “additional paid-in capital”. Once additional paid-in capital has been exhausted, share repurchases are recorded as a reduction to common shares and retained earnings.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Share Issuances

AGL has authorized share capital of $5 million divided into 500,000,000 shares with a par value $0.01 per share. Except as described below, AGL’s common shares have no preemptive rights or other rights to subscribe for additional common shares, no rights of redemption, conversion or exchange and no sinking fund rights. In the event of liquidation, dissolution or winding-up, the holders of AGL’s common shares are entitled to share equally, in proportion to the number of common shares held by such holder, in AGL’s assets, if any remain after the payment of all AGL’s debts and liabilities and the liquidation preference of any outstanding preferred shares. Under certain circumstances, AGL has the right to purchase all or a portion of the shares held by a shareholder at fair market value. All of the common shares are fully paid and non-assessable. Holders of AGL’s common shares are entitled to receive dividends as lawfully may be declared from time to time by the Board.

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

Share Repurchases

    On February 23, 2022 and August 3, 2022, the Board authorized the repurchase of an additional $350 million and $250 million, respectively, of its common shares. As of February 28, 2023, the Company was authorized to purchase $201 million of its common shares. The Company expects to repurchase shares from time to time in the open market or in privately negotiated transactions. The timing, form and amount of the share repurchases under the program are at the discretion of management and will depend on a variety of factors, including funds available at the parent company, other potential uses for such funds, market conditions, the Company’s capital position, legal requirements and other factors. The repurchase program may be modified, extended or terminated by the Board at any time. It does not have an expiration date.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Share Repurchases

Year	Number of Shares Repurchased	Total Payments (in millions)	Average Price Paid Per Share
2020	15,787,804	$446	$28.23
2021	10,519,040	496	47.19
2022	8,847,981	503	56.79
2023 (through February 28, 2023 on a settlement date basis)	36,369	2	62.23

Deferred Compensation

Certain executives of the Company elected to invest a portion of their AG US Group Services Inc. supplemental executive retirement plan (AGS SERP) accounts in the employer stock fund in the AGS SERP. Each unit in the employer stock fund represents the right to receive one AGL common share upon a distribution from the AGS SERP. Each unit equals the number of AGL common shares which could have been purchased with the value of the account deemed invested in the employer stock fund as of the date of such election. As of December 31, 2022 and 2021, there were 74,309 and 74,309 units, respectively, in the AGS SERP.

Dividends

Any determination to pay dividends is at the discretion of the Company’s Board, and depends upon the Company’s results of operations, cash flows from operating activities, its financial position, capital requirements, general business conditions, legal, tax, regulatory, rating agency and contractual restrictions on the payment of dividends, other potential uses for such funds, and any other factors the Company’s Board deems relevant. For more information concerning regulatory constraints that affect the Company’s ability to pay dividends, see Note 15, Insurance Company Regulatory Requirements.

On February 22, 2023, the Company declared a quarterly dividend of $0.28 per common share compared with $0.25 per common share paid in 2022, an increase of 12%.

20.    Other Comprehensive Income

The following tables present the changes in each component of AOCI and the effect of reclassifications out of AOCI into the respective lines in the consolidated statements of operations.

Changes in Accumulated Other Comprehensive Income (Loss) by Component
Year Ended December 31, 2022

	Net Unrealized Gains (Losses) on Investments with:		ISCR on FG VIEs’ Liabilities with Recourse	Cumulative Translation Adjustment	Cash Flow Hedge	Total AOCI
	No Credit Impairment	Credit Impairment
	(in millions)
Balance, December 31, 2021	$375	$(24)	$(21)	$(36)	$6	$300
Other comprehensive income (loss) before reclassifications	(755)	(103)	(4)	(9)	—	(871)
Less: Amounts reclassified from AOCI to:
Net realized investment gains (losses)	(44)	(21)	—	—	—	(65)
Fair value gains (losses) on FG VIEs	—	—	(3)	—	—	(3)
Interest expense	—	—	—	—	—	—
Total before tax	(44)	(21)	(3)	—	—	(68)
Tax (provision) benefit	7	4	1	—	—	12
Total amount reclassified from AOCI, net of tax	(37)	(17)	(2)	—	—	(56)
Other comprehensive income (loss)	(718)	(86)	(2)	(9)	—	(815)
Balance, December 31, 2022	$(343)	$(110)	$(23)	$(45)	$6	$(515)

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
21.    Earnings Per Share

Accounting Policy

    The Company computes earnings per share (EPS) using the two-class method, which is an earnings allocation formula that determines EPS for: (i) each class of common shares (the Company has a single class of common shares); and (ii) participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Awards and share units under the AGS SERP with non-forfeitable dividends are considered participating securities.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Computation of Earnings Per Share

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Basic EPS:
Net income (loss) attributable to AGL	$124	$389	362
Less: Distributed and undistributed income (loss) available to nonvested shareholders	1	—	1
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$123	$389	361
Basic shares	62.9	73.5	85.5
Basic EPS	$1.95	$5.29	$4.22

Diluted EPS:
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, basic	$123	$389	$361
Plus: Re-allocation of undistributed income (loss) available to nonvested shareholders of AGL and subsidiaries	—	—	—
Distributed and undistributed income (loss) available to common shareholders of AGL and subsidiaries, diluted	$123	$389	$361
Basic shares	62.9	73.5	85.5
Dilutive securities:
Options and restricted stock awards	1.0	0.8	0.7
Diluted shares	63.9	74.3	86.2
Diluted EPS	$1.92	$5.23	$4.19
Potentially dilutive securities excluded from computation of EPS because of antidilutive effect	0.6	0.1	0.8

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
22.    Parent Company

The following tables present the condensed financial statements of Assured Guaranty Ltd.

Assured Guaranty Ltd. (Parent Company)
Condensed Balance Sheets
(in millions)

	As of December 31,
	2022	2021
Assets
Investments	$26	$188
Investments in subsidiaries	4,984	5,994
Dividends receivable from subsidiaries	18	81
Other assets (1)	58	46
Total assets	$5,086	$6,309

Liabilities
Other liabilities (1)	$22	$17
Total liabilities	$22	$17

Total shareholders’ equity attributable to AGL	$5,064	$6,292
Total liabilities and shareholders’ equity	$5,086	$6,309
____________________
(1)    Mainly consists of due from and due to affiliates.

Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Operations and Comprehensive Income
(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues
Net investment income	$3	$1	$—
Net realized investment gains (losses)	(4)	—	—
Total revenues	(1)	1	—
Expenses
Other expenses (1)	45	35	34
Total expenses	45	35	34
Income (loss) before equity in earnings of subsidiaries	(46)	(34)	(34)
Equity in earnings of subsidiaries	170	423	396
Net income attributable to AGL	124	389	362
Other comprehensive income (loss) attributable to AGL	(815)	(198)	156
Comprehensive income (loss) attributable to AGL	$(691)	$191	$518
____________________
(1)    Includes expense allocations from subsidiaries.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
Assured Guaranty Ltd. (Parent Company)
Condensed Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income attributable to AGL	$124	$389	$362
Adjustments to reconcile net income to net cash flows provided by operating activities:
Equity in earnings of subsidiaries	(170)	(423)	(396)
Net realized investment losses (gains)	4	—	—
Cash dividends from subsidiaries	437	539	547
Other	32	22	19
Net cash flows provided by (used in) operating activities	427	527	532

Cash flows from investing activities:
Short-term investments with maturities of over three months:
Purchases	—	—	(4)
Sales	52	—	—
Maturities and paydowns	5	4	—
Net sales (purchases) of short-term investments with original maturities of less than three months	92	41	(3)
Net cash flows provided by (used in) investing activities	149	45	(7)

Cash flows from financing activities:
Dividends paid	(64)	(66)	(69)
Repurchases of common shares	(500)	(496)	(446)
Other	(12)	(10)	(10)
Net cash flows provided by (used in) financing activities	(576)	(572)	(525)

Increase (decrease) in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

Supplemental disclosure of non-cash investing activities:
Dividend from a subsidiary in the form of fixed-maturity securities	$—	$46	$47

Basis of Presentation

These condensed financial statements of Assured Guaranty Ltd. (AGL) should be read in conjunction with the Company’s consolidated financial statements and notes thereto. Assured Guaranty Ltd. is a Bermuda-based holding company that provides, through its operating subsidiaries, credit protection products to the U.S. and non-U.S. public finance (including infrastructure) and structured finance markets, as well as asset management services. See Note 1, Business and Basis of Presentation, for further information regarding the basis of presentation.

Guaranties of Obligations of Affiliates

AGL fully and unconditionally guarantees all of the U.S. Holding Companies’ debt. See Note 12, Long-Term Debt and Credit Facilities, for additional information.

Assured Guaranty Ltd.
Notes to Consolidated Financial Statements, Continued
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

Income Taxes

AGL is not subject to any income, withholding or capital gains taxes under current Bermuda law. In November 2013, AGL became tax resident in the U.K. although it remains a Bermuda-based company and its administrative and head office functions continue to be carried on in Bermuda. See Note 14, Income Taxes, for further information regarding AGL’s income taxes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Assured Guaranty’s management, with the participation of AGL’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of AGL’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of December 31, 2022. The controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including AGL’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, AGL’s CEO and CFO have concluded that, as of December 31, 2022, AGL’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the Commission’s rules and forms, information required to be disclosed by AGL (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

Changes in Internal Control over Financial Reporting

    There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

    Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on criteria in the 2013 Internal Control-Integrated Framework issued by the COSO.

    The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their “Report of Independent Registered Public Accounting Firm” included in Item 8, Financial Statements and Supplementary Data.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements, Financial Statement Schedules and Exhibits

1.    Financial Statements

    The following financial statements of Assured Guaranty Ltd. have been included in, Part II, Item 8, Financial Statements and Supplementary Data, hereof:

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
4.4
Indenture, dated as of May 1, 2004, among the Company, Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2004)

4.5
Indenture, dated as of December 1, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2006)

4.6
First Supplemental Subordinated Indenture, dated as of December 20, 2006, entered into among Assured Guaranty Ltd., Assured Guaranty U.S. Holdings Inc. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.2 to Form 8-K filed on December 20, 2006)

4.7
Replacement Capital Covenant, dated as of December 20, 2006, between Assured Guaranty U.S. Holdings Inc. and Assured Guaranty Ltd., in favor of and for the benefit of each Covered Debtholder (as defined therein) (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on December 20, 2006)

4.8
Replacement Capital Covenant, dated as of November 22, 2006, by Financial Security Assurance Holdings Ltd. (Incorporated by reference to Exhibit 10.5 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.9
Amended and Restated Trust Indenture dated as of February 24, 1999 between Financial Security Assurance Holdings Ltd. and the Senior Debt Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Registration Statement to Form S-3 (#333-74165))

Description of Document
4.10
Supplemental Indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 99.1 to Form 8-K filed on September 1, 2009)

4.11
Indenture, dated as of November 22, 2006, between Financial Security Assurance Holdings Ltd. and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.12
Form of Financial Security Assurance Holdings Ltd. Junior Subordinated Debenture, Series 2006-1 (Incorporated by reference to Exhibit 10.3 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on November 28, 2006)

4.13
Supplemental Indenture, dated as of August 26, 2009, between Assured Guaranty Ltd., Financial Security Assurance Holdings Ltd. and The Bank of New York Mellon, as trustee (Incorporated by reference to Exhibit 99.2 to Form 8-K filed on September 1, 2009)

4.14
Officers’ Certificate, dated June 20, 2014, related to 5.000% Senior Notes due 2024, containing form of 5.000% Senior Notes due 2024 as Exhibit A thereto (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 20, 2014)

4.15
Form of Officer’s Certificate related to 3.150% Senior Notes due 2031, containing Form of 3.150% Senior Notes due 2031 as Exhibit A (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on May 26, 2021)

4.16
Form of Officer’s Certificate related to 3.600% Senior Notes due 2051, containing Form of 3.600% Senior Notes due 2051 as Exhibit A (Incorporated by reference to Exhibit 4.1 to Form 8-K filed on August 17, 2021)

4.17
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.17 to Form 10-K for the year ended December 31, 2021)

10.1
Guaranty by Assured Guaranty Re Ltd. in favor of Assured Guaranty Re Overseas Ltd., effective as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 2018)

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

10.44	Assured Guaranty Ltd. Employee Stock Purchase Plan, as amended through the third amendment (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2019)*
10.45	Assured Guaranty Ltd. Executive Severance Plan (amended and restated effective February 21, 2022) (Incorporated by reference to Exhibit 10.45 to Form 10-K for the year ended December 31, 2021)*
10.46
Form of Acknowledgement Letter for Participants in Assured Guaranty Ltd. Executive Severance Plan and Executive Officer Recoupment Policy(Incorporated by reference to Exhibit 10.46 to Form 10-K for the year ended December 31, 2021)*

10.47
Assured Guaranty Ltd. Perquisite Policy, established February 9, 2012, and amended and restated on November 1, 2018 (Incorporated by reference to Exhibit 10.57 to Form 10-K for year ended December 31, 2018)*

10.48	Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.8 to Form 10-Q for the year ended May 6, 2022)*
10.49
Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (amended and restated effective February 21, 2022) (Incorporated by reference to 10.49 to Form 10-K for the year ended December 31, 2021)*

10.50
Form of Acknowledgement of Amended and Restated Assured Guaranty Ltd. Executive Officer Recoupment Policy (Incorporated by reference to Exhibit 10.85 to Form 10-K for the year ended December 31, 2015)*

10.51
AG US Group Services Inc. Supplemental Executive Retirement Plan as Amended and Restated Effective January 1, 2020 (Incorporated by reference to Exhibit 10.60 to Form 10-K for the year ended December 31, 2019)*

10.52
Financial Security Assurance Holdings Ltd. 1989 Supplemental Executive Retirement Plan (amended and restated as of December 17, 2004) (Incorporated by reference to Exhibit 10.4 to Financial Security Assurance Holdings Ltd.'s Form 8-K filed on December 17, 2004)*

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

Description of Document
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

10.66
2021 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2021)*

10.67
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

10.70	Separation Agreement, dated as of December 21, 2021, between the Company and Russell B. Brewer II (Incorporated by reference to 10.72 to Form 10-K for the year ended December 31, 2021)*
10.71
2022 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2022)*

10.72
2022 Form of Executive ABV Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2022)*

10.73
2022 Form of Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2022)*

10.74
2022 Form of Executive Non-Equity Incentive Award Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2022)*

10.75
2022 Form of Non-Executive Performance Retention Award under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2022)*

10.76
2022 Form of Non-Executive Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2022)*

10.77
Form of Restricted Stock Agreement for Outside Directors under Assured Guaranty Ltd. 2004 Long-Term Incentive Plan, as in effect for awards commencing in 2022 (Incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2022)*

10.78	2023 Form of Executive TSR Performance Based Restricted Stock Unit Agreement under the Assured Guaranty Ltd. 2004 Long-Term Incentive Plan*

Description of Document
21.1	Subsidiaries of the Registrant
22.0	Subsidiary Guarantors and Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22.0 to Form 10-K for the year ended December 31, 2021)
23.1	Accountants Consent
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑ Oxley Act of 2002
101.1	The following financial information from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in inline XBRL: (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.
104.1	The Cover Page Interactive Data File from Assured Guaranty Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted, in Inline XBRL (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

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

Date: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francisco L. Borges	Chairman of the Board; Director	March 1, 2023
Francisco L. Borges

/s/ Dominic J. Frederico	President and Chief Executive Officer; Director	March 1, 2023
Dominic J. Frederico

/s/ Robert A. Bailenson	Chief Financial Officer (Principal Financial Officer)	March 1, 2023
Robert A. Bailenson

/s/ Laura Bieling	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 1, 2023
Laura Bieling

/s/ Bonnie L. Howard	Director	March 1, 2023
Bonnie L. Howard

/s/ Thomas W. Jones	Director	March 1, 2023
Thomas W. Jones

/s/ Patrick W. Kenny	Director	March 1, 2023
Patrick W. Kenny

/s/ Alan J. Kreczko	Director	March 1, 2023
Alan J. Kreczko

/s/ Simon W. Leathes	Director	March 1, 2023
Simon W. Leathes

/s/ Yukiko Omura	Director	March 1, 2023
Yukiko Omura

Name	Position	Date
/s/ Lorin P.T. Radtke	Director	March 1, 2023
Lorin P.T. Radtke

/s/ Courtney C. Shea	Director	March 1, 2023
Courtney C. Shea